Form 10-Q
period 1996-03-31
BANKUNITED FINANCIAL CORP
filed 1996-05-14
CIK 894490

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


(Mark One)
[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1996

                                     or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                        Commission File No.  5-43936


                      BANKUNITED FINANCIAL CORPORATION
                      --------------------------------
           (Exact name of registrant as specified in its charter)


               FLORIDA                                65-0377773
    ---------------------------                  ------------------
    (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)                Identification Number)



                    255 ALHAMBRA CIRCLE, CORAL GABLES 33134
                    ---------------------------------------
              (Address of principal executive offices) (Zip Code)


                                (305) 569-2000
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

The number of shares outstanding of the registrant's common stock at the close of business on May 7, 1996 was 5,446,583 shares of Class A Common Stock, $.01 par value, and 251,515 shares of Class B Common Stock, $.01 par value.

This Form 10-Q contains 30 pages.
The Index to Exhibits appears on page 23.

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

             Form 10-Q Report for the Quarter Ended March 31, 1996

                                     INDEX


                                                                                                 PAGE NO.
                                                                                                 --------
PART I - FINANCIAL INFORMATION

         Item 1.      Financial Statements

                      Statements of Consolidated Financial Condition as of
                      (unaudited) March 31, 1996 and September 30, 1995                             3

                      Statements of Consolidated Operations (unaudited)
                      for the Three and Six Months Ended March 31, 1996
                      and December 31, 1994                                                         4

                      Statements of Consolidated Cash Flows (unaudited)
                      for the Six Months Ended March 31, 1996 and
                      March 31, 1995                                                                5

                      Condensed Notes to Consolidated Financial
                      Statements (unaudited)                                                        6


         Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                                 9


PART II - OTHER INFORMATION

         Item 5.      Other Information                                                            23

         Item 6.      Exhibits and Reports on Form 8-K                                             23

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                              (Unaudited)
                                                                               March 31,           September 30,
                                                                                 1996                  1995
- -----------------------------------------------------------------------------------------------------------------
                                                                                   (Dollars in thousands)
ASSETS
Cash and due from banks                                                     $   6,074               $   2,517
Federal Home Loan Bank overnight deposits                                       4,373                  31,813
Federal funds                                                                  36,670                     400
Tax certificates  (net of reserves of $614 at March 31, 1996 and
  $569 at September 30, 1995)                                                  25,485                  39,544
Investments, held to maturity, net  (market value of
  approximately $11 at March 31, 1996 and $4,686
  at September 30, 1995)                                                           11                   4,686
Investments, available for sale, net at market                                  7,822                      --
Mortgage-backed securities, held to maturity, net  (market
  value of approximately $15,878 at March 31, 1996
  and $50,670 at September 30, 1995)                                           16,504                  50,934
Mortgage-backed securities available for sale, net at market                   53,598                   2,064
Loans receivable, net                                                         560,417                 452,612
Mortgage loans held for sale (market value of approximately
  $217 at September 30, 1995)                                                      --                     216
Other interest earning assets                                                  11,975                  12,325
Office properties and equipment, net                                            2,187                   2,119
Real estate owned, net                                                          1,344                   1,975
Accrued interest receivable                                                     6,880                   5,573
Prepaid expenses and other assets                                               5,151                   1,637
                                                                            ---------               ---------
       Total assets                                                         $ 738,491               $ 608,415
                                                                            =========               =========

LIABILITIES
Deposits                                                                    $ 423,568               $ 310,074
Advances from Federal Home Loan Bank                                          239,000                 241,000
Subordinated notes                                                                775                     775
Interest payable (primarily on deposits and advances
  from the Federal Home Loan Bank)                                              1,355                   1,169
Advance payments by borrowers for taxes and insurance                           1,672                   3,732
Accrued expenses and other liabilities                                          2,653                   5,920
                                                                            ---------               ---------
       Total liabilities                                                      669,023                 562,670
                                                                            =========               =========

STOCKHOLDERS' EQUITY
Preferred stock, Series B,C,C-II,1993 and 9%,
  $.01 par value. Authorized shares - 10,000,000; issued
  and outstanding shares - 2,665,547 at March 31, 1996
  and 2,679,107 at September 30, 1995                                              27                      27
Class A Common Stock, $.01 par value.  Authorized shares
  15,000,000; issued and outstanding shares - 5,441,110
  at March 31, 1996 and 1,835,170 at September 30, 1995                            54                      18
Class B Common Stock, $.01 par value.  Authorized shares
  3,000,000; issued and outstanding shares - 252,015 at
 March 31, 1996 and 232,324 at September 30, 1995                                   3                       2
Additional paid-in capital                                                     61,985                  38,835
Retained earnings                                                               7,370                   6,838
Net unrealized gains on securities available for sale,  net of tax                 29                      25
                                                                            ---------               ---------
Total stockholders' equity                                                     69,468                  45,745
                                                                            ---------               ---------
Total liabilities and stockholders' equity                                  $ 738,491               $ 608,415
                                                                            =========               =========

SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                       (Unaudited)
                                                                               Three months ended March 31,
                                                                             ---------------------------------
                                                                                1996                    1995
                                                                             ----------              ---------
                                                                         (In Thousands, Except Earnings Per Share)

Interest income:
 Interest and fees on loans                                                 $9,432                     $7,633
 Interest on mortgage-backed securities                                        898                      1,185
 Interest on short-term investments                                            846                        184
 Interest and dividends on long-term investments
  and other earning assets                                                     826                        708
                                                                            ------                     ------
   Total interest income                                                    12,002                      9,710

Interest expense:
 Interest on deposits                                                        4,809                      4,423
 Interest on borrowings                                                      3,435                      1,790
                                                                            ------                     ------
   Total interest expense                                                    8,244                      6,213

   Net interest income before provision for loan losses                      3,758                      3,497
   Provision for loan losses                                                     0                        115
                                                                            ------                     ------

   Net interest income after provision for loan losses                       3,758                      3,382
                                                                            ------                     ------

Non-interest income:
 Service fees                                                                  130                         95
 Gain on sale of loans and mortgage securities                                  (1)                       131
 Gain on sale of other assets                                                   (7)                         1
 Other                                                                           7                          5
                                                                            ------                     ------
   Total non-interest income                                                   129                        232
                                                                            ------                     ------
Non-interest expenses:
   Employee compensation and benefits                                        1,056                        924
   Occupancy and equipment                                                     423                        457
   Insurance                                                                   243                        280
   Professional fees - legal and accounting                                    231                        255
   Real estate owned expenses                                                   53                        203
   Other operating expenses                                                    758                        800
                                                                            ------                     ------
        Total non-interest expenses                                          2,764                      2,919
                                                                            ------                     ------

   Income before income taxes and preferred stock dividends                  1,123                        695
   Income taxes                                                                430                        254
                                                                            ------                     ------

   Net income before preferred stock dividends                                 693                        441
Preferred stock dividends of the Company                                       536                        502
                                                                            ------                     ------
   Net income after preferred stock dividends                               $  157                     $  (61)
                                                                            ======                     ======

Earnings Per Share
   Primary                                                                  $ 0.04                     $(0.03)
                                                                            ======                     ======
   Fully-diluted                                                            $ 0.04                     $(0.03)
                                                                            ======                     ======

Weighted average number of common share equivalents
 assumed outstanding during the period:
 Primary                                                                     3,676                      2,019
                                                                            ======                     ======
 Fully diluted                                                               3,717                      2,019
                                                                            ======                     ======


SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                            (Unaudited)
                                                                                  Six months ended March 31,
                                                                             -------------------------------------
                                                                                1996                        1995
                                                                             ----------                 ----------
                                                                           (In Thousands, Except Earnings Per Share)
Interest income:
 Interest and fees on loans                                                  $18,198                      $14,580
 Interest on mortgage-backed securities                                        1,787                        2,164
 Interest on short-term investments                                            1,449                          380
 Interest and dividends on long-term investments
  and other earning assets                                                     1,892                        1.679
                                                                             -------                      -------
   Total interest income                                                      23,326                       18,803

Interest expense:
 Interest on deposits                                                          9,032                        8,160
 Interest on borrowings                                                        6,998                        3,691
                                                                             -------                      -------
   Total interest expense                                                     16,030                       11,851

   Net interest income before provision for loan losses                        7,296                        6,952
   Provision for loan losses                                                    (300)                         265
                                                                             -------                      -------

   Net interest income after provision for loan losses                         7,596                        6,687
                                                                             -------                      -------

Non-interest income:
 Service fees                                                                    281                          191
 Gain on sale of loans and mortgage securities                                     3                          141
 Gain on sale of other assets                                                     (7)                         263
 Other                                                                            10                            6
                                                                             -------                      -------
   Total non-interest income                                                     287                          601
                                                                             -------                      -------

Non-interest expenses:
   Employee compensation and benefits                                          2,023                        1,917
   Occupancy and equipment                                                       786                          889
   Insurance                                                                     469                          508
   Professional fees - legal and accounting                                      477                          509
   Real estate owned expenses                                                     47                          266
   Other operating expenses                                                    1,490                        1,686
                                                                             -------                      -------
        Total non-interest expenses                                            5,292                        5,775
                                                                             -------                      -------

   Income before income taxes and preferred stock dividends                    2,591                        1,513
   Income taxes                                                                  987                          550
                                                                             -------                      -------

   Net income before preferred stock dividends                                 1,604                          963
Preferred stock dividends of the Company                                       1,072                        1,005
                                                                             -------                      -------
   Net income after preferred stock dividends                                $   532                      $   (42)
                                                                             =======                      =======

Earnings Per Share
   Primary                                                                   $  0.18                      $ (0.02)
                                                                             =======                      =======
   Fully-diluted                                                             $  0.18                      $ (0.02)
                                                                             =======                      =======

Weighted average number of common share equivalents
 assumed outstanding during the period:
 Primary                                                                       3,022                        2,011
                                                                             =======                      =======
 Fully diluted                                                                 3,035                        2,011
                                                                             =======                      =======

SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        (Unaudited)
                                                                                Six Months Ended March 31,
                                                                           ---------------------------------
                                                                             1996                     1995
                                                                           --------                 --------
                                                                                    (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                                  1,604                      963
 Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
   Provision for loan losses                                                  (300)                     265
   Provision for losses on tax certificates                                     76                       85
   Depreciation and amortization                                               265                      245
   Amortization of discounts and premiums on investments                         4                        3
   Amortization of discounts and premiums on mortgage-backed securities         64                       30
   Amortization of discounts and premiums on loans                          (1,909)                     (57)
   Loans originated for sale                                                (3,213)                  (1,151)
   Increase in accrued interest receivable                                  (1,096)                    (495)
   Increase in interest payable on deposits and FHLB advances                  142                       57
   Increase (decrease) in accrued expenses                                     612                     (111)
   Decrease in accrued taxes                                                (3,350)                     (59)
   Increase (decrease) in deferred taxes                                      (469)                      33
   Increase (decrease) in other liabilities                                   (553)                     578
   Increase in prepaid expenses and other assets                              (975)                    (172)
   Gain on sales of mortgage securities                                         --                     (130)
   Proceeds from sale of loans                                               3,432                    1,450
   Recovery on loans                                                           941                       --
   Gain on sales of loans                                                       (3)                     (12)
   Gain on sales of real estate owned                                          (57)                     (34)
   Loss on sales of other assets                                                 7                       --
   Gain on sale of servicing rights                                             --                     (262)
                                                                           -------                 --------
    Net cash provided by (used in) operating activities                     (4,778)                   1,226
                                                                           -------                 --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans                                                      (98,847)                 (19,007)
Proceeds from sale of real estate owned                                      1,114                    2,231
Purchase of investment securities                                           (1,511)                  (1,755)
Purchase of mortgage-backed securities                                     (12,087)                 (11,931)
Purchase of other earning assets                                              (400)                      --
Proceeds from sale of loan servicing                                            --                      262
Proceeds from repayments of investment securities                            4,675                    5,520
Proceeds from repayments of mortgage-backed securities                       4,046                    2,985
Proceeds from repayments of other earning assets                               750                       --
Proceeds from sale of mortgage-backed securities                                --                    6,689
Purchases of premises and equipment                                           (340)                    (690)
Net decrease in tax certificates                                            13,983                   13,842
Purchase Bank of Florida, net of acquired cash equivalents                   1,521                       --
                                                                           -------                 --------
    Net cash used in investing activities                                  (87,096)                  (1,854)
                                                                           -------                 --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits                                                    86,206                   50,064
Net decrease in other borrowings                                            (2,000)                 (35,300)
Net proceeds from issuance of common stock                                  23,187                       93
Dividends paid on the Company's preferred stock                             (1,072)                  (1,005)
Decrease in advances from borrowers for taxes and insurance                 (2,060)                    (672)
                                                                           -------                 --------
   Net cash provided by financing activities                               104,261                   13,180
                                                                           -------                 --------
(Increase) decrease in cash and cash equivalents                            12,387                   12,552
Cash and cash equivalents at beginning of period                            34,730                   16,762
                                                                           -------                 --------
Cash and cash equivalents at end of period                                 $47,117                 $ 29,314
                                                                           =======                 ========

SUPPLEMENTAL DISCLOSURES:
Interest paid on deposits and borrowings                                   $15,888                 $ 11,794
                                                                           =======                 ========
Income taxes paid                                                          $ 4,337                 $    610
                                                                           =======                 ========
Transfers from loans to real estate owned                                  $   610                 $  1,016
                                                                           =======                 ========
Transfers from real estate owned to loans                                  $   184                 $     --
                                                                           =======                 ========
Transfers of mortgage-backed securities from held-to-maturity to
 available for sale                                                        $31,780                 $     --
                                                                           =======                 ========

SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.      Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles (GAAP"). However, all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial statements of BankUnited Financial Corporation and its subsidiaries (the "Company") have been included. Operating results for the three month and six month period ended March 31, 1996 are not necessarily indicative of the results which may be expected for the year ended September 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for fiscal year ended September 30, 1995.

2.      Accounting Policies

Allowance for Loan Losses

The Company adopted Statement of Financial Accounting No. 114 ("SFAS No. 114") "Accounting by Creditors for Impairment of a Loan" and Statement of Financial Accounting No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," effective October 1, 1995. The impact to the Company's financial condition and statement of operations was not material due to the composition of the Company's loan portfolio (primarily residential mortgages) and the Company's policy for establishing its allowance for loan losses.

Mortgage-backed Securities

In December 1995, the Company transferred $31.8 million of mortgage-backed securities to its available-for-sale portfolio from its held-to-maturity portfolio. The transfer was made as allowed by the Financial Accounting Standards Board "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities.

Mortgage Servicing Rights

The Company adopted Statement of Financial Accounting Standards No. 122 "Accounting for Mortgage Servicing Rights," effective October 1, 1995. The impact to the Company's financial condition and results of operations was not material due to the small number of mortgage loans sold with servicing retained by the Company.

3.      Contingencies

The Company is a party to certain claims and litigation arising in the ordinary course of business. In the opinion of management, the resolution of such claims and litigation will not materially affect the Company's consolidated financial position or results of operations.

                                 (Unaudited)


In order to increase the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC") to its minimum required reserve ratio of 1.25%, a proposal has been made to impose a special one-time assessment of 75 to 90 basis points on all SAIF-insured deposits, held as of March 31, 1995. This one-time assessment is intended to recapitalize the SAIF to the required level of 1.25% of insured deposits, and may be payable in fiscal 1996. The Bank's annual FDIC insurance premium would thereafter be reduced.

If the assessment is made at the currently proposed rate, the effect on the Company would be an after-tax charge of approximately $1.7 million ($2.2 million if the Company's former west coast branches are included in the assessment). Should this occur, management believes that current capital is sufficient to ensure that the Bank will remain a well-capitalized institution.


Stockholder's Equity

In February 1996, the Company sold 3,565,000 shares of Class A Common Stock in a secondary offering. The net proceeds were approximately $23.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents a review of the consolidated operating results and financial condition of BankUnited Financial Corporation (the "Company") for the three month and six month periods ended March 31, 1996 and 1995. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company's Form 10-K Annual Report for the year ended September 30, 1995.

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM SEPTEMBER 30, 1995 TO MARCH 31, 1996.

Assets

Total assets increased by $130.1 million, or 21.4%, from $608.4 million at September 30, 1995, to $738.5 million at March 31, 1996, principally due to loans receivable which increased $107.8 million primarily as a result of residential loan purchases of $100.0 million and a commercial real estate bulk loan purchase of $32.0 million. The Company also completed its acquisition of the Bank of Florida on March 29, 1996. The Bank of Florida had total assets of $28.1 million at March 29, 1996 after eliminating intercompany balances.

The Company's short-term investments consisting of Federal Home Loan Bank ("FHLB") overnight deposits and federal funds sold increased by $8.8 million, or 27.4%, to $41.0 million at March 31, 1996, from $32.2 million at September 30, 1995. These funds are used by the Company to meet its current operational needs, which fluctuate periodically.

The Company's tax certificate portfolio decreased by $14.0 million, or 35.5%, to $25.5 million at March 31, 1996, from $39.5 million at September 30, 1995. The decrease was attributable to anticipated seasonal pay-offs received during the period.

Investments held to maturity declined from $4.7 million at September 30, 1995 to $11,000 at March 31, 1996 because the Federal Home Loan Bank called $4.7 million of callable notes.

Investments available for sale increased from none at September 30, 1995 to $7.8 million at March 31, 1996 due primarily to investments acquired with the Bank of Florida.

The Company's held-to-maturity mortgage-backed securities portfolio decreased $34.4 million, or 67.6%, to $16.5 million at March 31, 1996 from $50.9 million at September 30, 1995, primarily as a result of the Company's reclassifying $31.8 million of held-to-maturity mortgage-backed securities to available-for-sale in accordance with "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" issued by the Financial Accounting Standards Board. The reclassified securities had a market value of $916,000 in excess of their book value at the time of the transfer.

The Company's available for sale mortgage-backed securities portfolio increased $51.5 million to $53.6 million as of March 31, 1996 from $2.1 million as of September 30, 1995: $31.8 million of the increase is due to the reclassification from held to maturity discussed above; $9.1 million of the increase is due to securities acquired with the Bank of Florida; and the remainder of the increase is due to purchases made during the six months ended March 31, 1996.

The Company's net loan portfolio increased by $107.8 million, or 23.8%, to $560.4 million at March 31, 1996, from $452.6 million at September 30, 1995, primarily from the purchase of $100.0 million of residential loans and a $32.0 million commercial real estate loan package. The commercial real estate loan package was comprised of 23 loans in South Florida with principal balances ranging from $450,000 to $3.8 million. In an effort diversify its loan portfolio and improve yields on loans receivable, the Company has taken steps to increase significantly the amount of commercial real estate and business loans in its portfolio.

Effective October 1, 1995, the Company adopted Statement of Financial Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" ("SFAS No.114"). There was no impact on the consolidated statement of operations upon implementation due to the composition of the Company's loan portfolio (primarily residential or collateral dependent loans) and the Company's policy for establishing the allowance for loan losses. The only impact to the consolidated statement of condition and to non-performing assets was to reclassify two loans totaling $300,000 previously classified as insubstance foreclosures in real estate owned to non-accrual loans. These loans were reclassified because the Company does not have possession of the collateral which, under SFAS No. 114 is required for a loan to be classified as real estate owned. SFAS No. 114 does not apply to large groups of smaller balance homogenous loans that are collectively evaluated for impairment. Loans collectively reviewed by the Company for impairment include all residential and consumer loans that are less than 60 days past due. All other loans are reviewed based on specific criteria such as delinquency or other factors that may come to the attention of management. The Company's impaired loans within the scope of SFAS No.114 include all non-performing loans.

The Company's process for evaluating the adequacy of the allowance for loan losses has three basic elements: first is the identification of impaired loans; second is the establishment of an appropriate loan loss allowance once individual specific impaired loans are identified; and third is a methodology for establishing loan losses based on the inherent risk in the remainder of the loan portfolio.

The identification of impaired loans is achieved mainly through individual reviews of all loans 60 or more days past due. Loss allowances are established for specifically identified impaired loans based on the fair value of the underlying collateral in accordance with SFAS No.114.

Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Adjustments to impairment losses resulting from changes in the fair value of an impaired loan's collateral are included in the provision for loan losses. Upon disposition of an impaired loan any related valuation allowance is relieved from the allowance for loan losses. The allowance for loan losses is adjusted by additions charged to operations as a provision for loan losses and by loan recoveries, with actual losses charged as reductions to the allowance.

Payments received on impaired loans are generally applied to principal and interest based on contractual terms.

Non-performing assets as of March 31, 1996 were $7.3 million which represents an increase of $ 0.6 million or 5.8% from $6.7 million as of September 30, 1995. Management primarily attributes this rise to the increase in loans outstanding.

The allowance for loan losses increased $673,000 or 45.8% from $1.5 million as of September 30, 1995 to $2.1 million as of March 31, 1996. The increase was attributable primarily to the growth in the loan portfolio.

The following table sets forth information concerning the Company's non-performing assets for the periods indicated.

                                                                March 31,               September 30,
                                                                  1996                      1995
                                                            ---------------            --------------
                                                                      (Dollars in thousands)
Non-accrual loans (1)                                          $4,858                    $2,974
Restructured loans                                                465                     1,070
Loans past due 90 days and still accruing                          --                        92
                                                               ------                    ------
         Total non-performing loans (2)                         5,323                     4,136
Non-accrual tax certificates                                      620                       574
REO                                                             1,344                     1,975
                                                               ------                    ------
         Total non-performing assets                           $7,287                    $6,685
                                                               ======                    ======

Allowance for tax certificates                                    614                       569
Allowance for loan losses                                       2,142                     1,469
                                                               ------                    ------
         Total allowance                                       $2,756                    $2,038
                                                               ======                    ======

Non-performing assets as a percentage of
   total assets                                                    99%                     1.10%
Non-performing loans as a percentage of
   total loans                                                    .95%                      .91%
Allowance for loan losses as a percentage of
   total loans                                                    .38%                      .32%
Allowance for loan losses as a percentage of
   non-performing loans                                         40.24%                    35.52%

___________
(1) In addition to the above, management had concerns as to the borrower's ability to comply with present repayment terms on $132,000 and $959,000 of accruing loans as of March 31, 1996 and September 30, 1995, respectively.

(2)      At March 31, 1996 and September 30, 1995, $2,127,000 and $1,548,000,
         respectively, of non-performing loans were secured by properties in Southern California.

Liabilities

Deposits increased by $113.5 million, or 36.6%, to $423.6 million at March 31, 1996 from $310.1 million at September 30, 1995. Management believes the increase in deposits is attributable to the Company offering competitive interest rates and personalized service. In addition, the Company acquired deposits of $27.3 million in the purchase of the Bank of Florida.

FHLB advances were $239.0 million at March 31, 1996 down $2.0 million from $241.0 million at September 30, 1995.

Capital

The Company's total stockholders' equity was $69.5 million at March 31, 1996 an increase of $23.8 million or 52.1% from $45.7 million at September 30, 1995. The increase is due primarily to issuance of 3,565,000 shares of Series A Common Stock pursuant to a secondary stock offering. Net proceeds from the offering were approximately $23.0 million. The Company's management is continually exploring opportunities to leverage this additional capital by opening new branches and/or by acquiring other financial institutions.

The Company is investigating the viability of exchanging its outstanding 8% Noncumulative Convertible Preferred Stock, Series 1993 and 9% Noncumulative Perpetual Preferred Stock for debt. Exchanging the preferred stock for debt may increase net income for common shareholders as the interest on the debt issue would be a tax-deductible expense, unlike dividends on preferred stock which are paid out of after-tax earnings.

The Office of Thrift Supervision ("OTS") requires that the Bank meet minimum regulatory tangible, core and risk-based capital requirements. Currently, the Bank exceeds all regulatory capital requirements. The Bank's required, actual and excess regulatory capital levels as of March 31, 1996 were as follows:

                                REQUIRED                        ACTUAL                        EXCESS
                           --------------------          ----------------------         ---------------------
                                        % OF                            % OF                           % OF
                            AMOUNT     ASSETS             AMOUNT       ASSETS            AMOUNT       ASSETS
                           -------     ------             ------       ------            ------       ------
                                                         (Dollars in Thousands)
Tangible Capital           $  11,013    1.5%             $  52,110      7.1%            $  41,097      5.6%
Core Capital               $  22,026    3.0%             $  52,110      7.1%            $  30,084      4.1%
Risk-Based Capital         $  29,532    8.0%             $  55,260     15.0%            $  25,728      7.0%

Liquidity and Capital Resources

OTS regulations require that savings institutions, such as the Bank, maintain an average daily balance of liquid assets (e.g., cash, certain time deposits, banker's acceptances and specified United States government, state or federal agency obligations, etc.) equal to a monthly average of not less than 5% of its
net withdrawable deposits plus short-term borrowings.   As of March 31, 1996,
the Bank's regulatory liquidity position was $76.4 million, or 12.7%, compared to $50.4 million, or 10.7% as of September 1995. The Bank adjusts its liquidity levels in order to meet funding needs for loan purchases and commitments, deposit outflows, payment of real estate taxes on mortgage loan escrow balances, and repayment of borrowings, when applicable. The Bank also adjusts liquidity as appropriate to meet its asset and liability management objectives.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1996 AND 1995.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1996 AND 1995

Net Income After Preferred Stock Dividends

The Company had net income after preferred stock dividends of $157,000 for the three months ended March 31, 1996, compared to a loss of $61,000 for the three months ended March 31, 1995. The increase was attributable to an increase in net interest income before provisions for loan losses of $261,000, a decline in the provision (credit) for loan losses of $115,000 and a $155,000 reduction in non-interest expense, which were only partially offset by a $103,000 decline in non-interest income.

Net Interest Income

Net interest income increased $261,000 or 7.5% to $3.8 million for the three months ended March 31, 1996 from $3.5 million for the three months ended March 31,1995. This increase is attributable to an increase in average interest-earning assets of $123.8 million, or 23.4%, to $652.2 million for the three months ended March 31, 1996 from $528.4 million for the three months ended March 31, 1995, offset by a decline in the net interest rate spread of 47 basis points, to 1.91% for the three months ended March 31, 1996 from 2.38% for the three months ended March 31, 1995. Average earning assets increased primarily because of purchases of loans and increased short term investments which were funded by an increase in certificates of deposits and FHLB advances. The average yield on interest-earning assets remained unchanged at 7.35% for the three months ended March 31, 1996 and 1995, and the average cost of interest-bearing liabilities increased 47 basis points to 5.44% for the three months ended March 31, 1996 from 4.97% for the three months ended March 31, 1995. The average cost of interest bearing liabilities increased primarily because higher costing certificates of deposits and FHLB advances represent a greater percentage of interest bearing liabilities.

The increase in interest income of $2.3 million, or 23.6%, to $12.0 million for the three months ended March 31, 1996 from $9.7 million for the three months ended March 31, 1995 reflects increases in interest and fees on loans of $1.8 million, or 23.6%, and interest on short-term investments of $662,000, or 360%. The average yield on loans increased to 7.61% for the three months ended March 31, 1996 from 7.39% for the three months ended March 31, 1995 and the average balance of loans receivable increased $82.6 million, or 20.0%, to $496.0 million for the three months ended March 31, 1996. The average yield on short-term investments decreased from 6.84% for the three months ended March 31, 1995 to 5.41% for the three months ended March 31, 1996 and the average balance of short-term investments increased $51.6 million, or 504.6%, to $61.9 million for the three months ended March 31, 1996.

The increase in interest expense of $2.0 million, or 32.7% to $8.2 million for the three months ended March 31, 1996 from $6.2 million for the three months ended March 31,1995 primarily reflects an increase in interest on borrowings of $1.6 million, or 91.9%, to $3.4 million for the three months ended March 31, 1996. The average cost of borrowings decreased to 5.86% for the three months ended March 31, 1996 from 5.91% for the three months ended March 31, 1995, and the average balance of borrowings increased $110.8 million, or 91.5%, to $232.0 million for the three months ended March 31, 1996. Borrowings increased in the fourth quarter of fiscal 1995 to replace deposits sold with the Company's branches on the west coast of Florida.

Provision For Loan Losses

The Company did not record a provision for loan losses for the three months ended March 31, 1996 compared to a charge of $115,000 for the three months ended March 31, 1995. Management believes the allowance for loan losses as of March 31, 1996 is adequate.

Non-Interest Income

Other income for the three months ended March 31, 1996 was $129,000 compared with $232,000 for the three months ended March 31, 1995. The three months ended March 31, 1995 included a gain of $131,000 from the sale of $6.6 million of mortgage securities available for sale.

Non-Interest Expenses

Operating expenses decreased $155,000, or 5.3%, to $2.8 million for the three months ended March 31, 1996 compared to $2.9 million for the three months ended March 31, 1995. In general, expenses declined because the Company sold its three branches in the west coast of Florida in July, 1995. Employee compensation and benefits expense increased $132,000, or 14.3% to $1.1 million for the three months ended March 31, 1996 from $ 924,000 for the three months ended March 31, 1995 due to the hiring of additional personnel in the commercial real estate lending area and an increase in performance based compensation. Expenses associated with REO decreased $150,000, or 73.9% for the three months ended March 31, 1996 as compared to the same period in 1995. The decline primarily reflects a decrease in REO.

Income Taxes

The income tax provision was $430,000 for the three months ended March 31, 1996, compared to $254,000 for the three months ended March 31, 1995. The increase in income taxes was primarily the result of the Company's higher pre-tax earnings during the three months ended March 31, 1996, compared to the three months ended March 31, 1995.

Yields Earned and Rates Paid

The following tables set forth certain information relating to the categories of the Company's interest-earning assets and interest-bearing liabilities for the periods indicated. All yield and rate information is calculated on an annualized basis. Yield and rate information for a period is average information for the period calculated by dividing the income or expense item for the period by the average balances during the period of the appropriate balance sheet item. Net interest margin is net interest income divided by average interest-earning assets. Non-accrual loans are included in asset balances for the appropriate period, whereas recognition of interest on such loans is discontinued and any remaining accrued interest receivable is reversed, in conformity with federal regulations. The yields and net interest margins appearing in the following table have been calculated on a pre-tax basis.


                                                             Three Months Ended March 31,
                                       --------------------------------------------------------------------------
                                                        1996                                1995
                                       ----------------------------------     -----------------------------------
                                        Average                                Average
                                        Balance      Interest   Yield/Rate     Balance      Interest   Yield/Rate
                                       ---------    ----------  ----------    ----------   ----------  ----------
                                                                (Dollars in Thousands)
Interest-earning assets:
  Loans receivable, net                 $495,985     $9,432     7.61%         $413,430     $ 7,633    7.39%
  Mortgage-backed securities              53,046        898     6.77            66,433       1,185    7.14
  Short-term investments (1)              61,867        846     5.41            10,233         184    6.84
  Tax certificates                        27,908        586     8.40            32,075         600    7.48
  Long-term investments and
    FHLB stock, net                       13,349        240     7.12             6,200         108    7.55
                                        --------    -------     ----          --------     -------    ----
        Total interest-earning assets    652,155     12,002     7.35           528,371       9,710    7.35
                                        --------    -------     ----          --------     -------    ----

Interest-bearing liabilities:
  NOW/money market                        23,156        113     1.96            43,872         230    2.13
  Savings                                 53,246        575     4.34            61,307         668    4.42
  Certificates of deposit                296,610      4,121     5.59           278,354       3,525    5.14
  FHLB advances and other
    borrowings                           232,017      3,435     5.86           121,181       1,790    5.91
                                        --------    -------     ----           -------    --------    ----
        Total interest-bearing
            liabilities                  605,029      8,244     5.44           504,714       6,213    4.97
                                        --------    -------     ----           -------     -------    ----

Excess of interest-earning assets
   over interest-bearing liabilities
                                        $ 47,126                               $ 23,657
                                        ========                               ========

Net interest income                                 $ 3,758                                $ 3,497
                                                    =======                                =======
Interest rate spread                                            1.91%                                 2.38%
                                                                =====                                 =====
Net interest margin                                             2.31%                                 2.60%
                                                                =====                                 =====
Ratio of interest-earning assets to
 interest-bearing liabilities            107.79%                              104.69%
                                        =======                               =======


- ------------
(1) Short-term investments include FHLB overnight deposits, securities purchased under agreements to resell, federal funds sold and certificates of deposit.

Rate/Volume Analysis

The following table presents, for the periods indicated, the change in interest income and the changes in interest expense attributable to the changes in interest rates and the changes in the volume of interest-earning assets and interest-bearing liabilities. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) changes in volume (change in volume multiplied by prior year rate);
(ii) changes in rate (change in rate multiplied by prior year volume); (iii) changes in rate/volume (change in rate multiplied by change in volume); and
(iv) total changes in rate and volume.



                                                             Three Months ended March,
                                            ------------------------------------------------------------
                                                                 1996  vs.  1995
                                            ------------------------------------------------------------
                                                            Increase (Decrease) Due to
                                            ------------------------------------------------------------
                                            Changes          Changes         Changes            Total
                                             in                in              in             Increase/
                                            Volume             Rate         Rate/Volume       (Decrease)
                                            -------         ----------      -----------       ----------
                                                                (Dollars in Thousands)
Interest income attributable to:
  Loans                                      $1,524             $229            $  46           $1,799
  Mortgage-backed securities                   (239)             (60)              12             (287)
  Short-term investments (1)                    893              (35)            (187)             671
  Tax certificates                              (78)              73               (9)             (14)
  Long-term investments and FHLB
     stock                                      104               (6)              25              123
                                             ------             ----            -----           ------
       Total interest-earning assets          2,204              201             (113)           2,292
                                             ------             ----            -----           ------

Interest expense attributable to:
    NOW/money market                           (108)             (18)               8             (118)
    Savings                                     (83)             (12)               2              (93)
    Certificates of deposit                     262              314               21              597
    FHLB advances and other
      borrowings                              1,668              (12)             (11)           1,645
                                             ------             ----            -----           ------
       Total interest-bearing liabilities     1,739              272               20            2,031
                                             ------             ----            -----           ------
Increase (decrease) in net interest
   income                                    $  465             $(71)           $(133)          $  261
                                             ======             ====            =====           ======

- ------------
(1) Short-term investments include FHLB overnight deposits, securities purchased under agreements to resell, federal funds sold and certificates of deposit.

COMPARISON OF SIX MONTHS ENDED MARCH 31, 1996 AND 1995

Net Income After Preferred Stock Dividends

The Company had a net income after preferred stock dividends of $532,000 for the six months ended March 31, 1996, compared to a loss of $42,000 for the six months ended March 31, 1995. The increase was attributable to an increase in net interest income before provision of loan losses of $344,000, a decline in the provision (credit) for loan losses of $565,000 primarily as a result of a recovery from a legal settlement in the six months ended March 31, 1996 and a $483,000 reduction in non-interest expense, which were only partially offset by a $314,000 decline in non-interest income.

Net Interest Income

Net interest income increased $344,000 or 4.9%, to $7.3 million for the six months ended March 31, 1996 from $7.0 million for the six months ended March 31,1995. The increase is attributable to an increase in the average interest-earning assets of $98.3 million, or 18.6%, to $627.1 million for the six months ended March 31, 1996 from $528.8 million for the six months ended March 31, 1995, offset by a decline in the net interest rate spread of 46 basis points, to 1.96% for the six months ended March 31, 1996 from 2.42% for the six months ended March 31, 1995. Average earning assets increased primarily because of purchases of loans and increased short term investments which were funded by an increase in certificates of deposits and FHLB advances. The average yield on interest-earning assets increased 32 basis points to 7.43% for the six months ended March 31, 1996 from 7.11% for the six months ended March 31, 1995, and the average cost of interest-bearing liabilities increased 78 basis points to 5.47% for the six months ended March 31, 1996 from 4.69% for the six months ended March 31, 1995. The average cost of interest bearing liabilities increased primarily because higher costing certificates of deposits and FHLB advances represent a greater percentage of interest bearing liabilities.

The increase in interest income of $4.5 million, or 24.1%, to $23.3 million for the six months ended March 31, 1996 from $18.8 million for the six months ended March 31, 1995 reflects increases in interest and fees on loans of $3.6 million, or 24.8%, and interest on short-term investments of $1.1 million, or 281%. The average yield on loans increased to 7.64% for the six months ended March 31, 1996 from 7.10% for the six months ended March 31, 1995 and the average balance of loans receivable increased $66.0 million, or 16.1%, to $476.6 million for the six months ended March 31, 1996. The average yield on short-term investments decreased from 6.06% for the six months ended March 31, 1995 to 5.62% for the six months ended March 31, 1996 and the average balance of short-term investments increased $38.4 million, or 400.0%, to $50.7 million for the six months ended March 31, 1996.

The increase in interest expense of $4.1 million, or 35.3% to $16.0 million for the six months ended March 31, 1996 from $11.9 million for the six months ended March 31,1995 primarily reflects an increase in interest on borrowings of $3.3 million, or 89.6%, to $7.0 million for the six months ended March 31, 1996.
The average cost of borrowings increased to 5.87% for the six months ended March 31, 1996 from 5.55% for the six months ended March 31, 1995, and the average balance of borrowings increased $103.0 million, or 78.3%, to $234.4 million for the six months ended March 31, 1996. Borrowings increased in the fourth quarter of fiscal 1995 to replace deposits sold with the Company's branches on the west coast of Florida.

Provision For Loan Losses

During the six months ended March 31, 1996, the Company recorded a recovery of approximately $1 million as a result of a legal settlement relating to certain loans previously purchased. Consequently, the Company recorded a $300,000 credit for the provision for loan losses, compared to a $265,000 charge for the six months ended March 31, 1995.

Non-Interest Income

Non-interest income for the six months ended March 31, 1996 was $287,000 compared with $601,000 for the six months ended March 31, 1995. The six months ended March 31, 1995 included a gain of $263,000 from the sale of $23.7 million of mortgage servicing rights and a gain of $131,000 from the sale of $6.6 million of mortgage securities.

Non-Interest Expenses

Operating expenses decreased $483,000, or 8.4%, to $5.3 million for the six months ended March 31, 1996 compared to $5.8 million for the six months ended March 31, 1995. In general, expenses declined because the Company sold its three west coast of Florida branches in July, 1995. Employee compensation and benefits expense increased $106,000, or 5.5% to $2.0 million for the six months ended March 31, 1996 from $1.9 million for the six months ended March 31, 1995 due to an increase in performance based compensation. Expenses associated with REO decreased $219,000, or 82.3% for the six months ended March 31, 1996 as compared to the same period in 1995. The decline primarily reflects a decrease in REO.

Income Taxes

The income tax provision was $987,000 for the six months ended March 31, 1996, compared to $550,000 for the six months ended March 31, 1995. The increase in income taxes was primarily the result of the Company's higher pre-tax earnings during the six months ended March 31, 1995, compared to the six months ended March 31, 1995.

Yields Earned and Rates Paid

The following tables set forth certain information relating to the categories of the Company's interest-earning assets and interest-bearing liabilities for the periods indicated. All yield and rate information is calculated on an annualized basis. Yield and rate information for a period is average information for the period calculated by dividing the income or expense item for the period by the average balances during the period of the appropriate balance sheet item. Net interest margin is net interest income divided by average interest-earning assets. Non-accrual loans are included in asset balances for the appropriate period, whereas recognition of interest on such loans is discontinued and any remaining accrued interest receivable is reversed, in conformity with federal regulations. The yields and net interest margins appearing in the following table have been calculated on a pre-tax basis.

                                                                Six Months Ended March 31,
                                        --------------------------------------------------------------------------
                                                        1996                                1995
                                       -----------------------------------     -----------------------------------
                                        Average                                Average
                                        Balance      Interest   Yield/Rate     Balance      Interest    Yield/Rate
                                       ---------    ----------  ----------    ----------   ----------   ----------
                                                                (Dollars in Thousands)
Interest-earning assets:
  Loans receivable, net                 $476,634    $18,198     7.64%         $410,653     $14,580       7.10%
  Mortgage-backed securities              52,693      1,787     6.78            62,123       2,164       6.97
  Short-term investments (1)              50,732      1,449     5.62            12,375         380       6.06
  Tax certificates                        31,914      1,347     8.44            35,805       1,404       7.84
  Long-term investments and
    FHLB stock, net                       15,139        545     7.09             7,882         275       6.93
                                        --------    -------     ----          --------     -------       ----
        Total interest-earning assets    627,112     23,326     7.43           528,838      18,803       7.11
                                        --------    -------     ----          --------     -------       ----

Interest-bearing liabilities:
  NOW/money market                        24,127        239     1.98            48,203         498       2.07
  Savings                                 52,846      1,150     4.35            53,797       1,062       3.96
  Certificates of deposit                271,021      7,643     5.64           270,994       6,600       4.88
  FHLB advances and other
    borrowings                           234,409      6,998     5.87           131,446       3,691       5.55
                                        --------    -------     ----          --------     -------       ----
        Total interest-bearing
            liabilities                  582,403     16,030     5.47           504,440      11,851       4.69
                                        --------    -------     ----          --------     -------       ----

Excess of interest-earning assets
   over interest-bearing liabilities
                                        $ 44,709                              $ 24,398
                                        ========                              ========

Net interest income                                 $ 7,296                                $ 6,952
                                                    =======                                =======
Interest rate spread                                            1.96%                                    2.42%
                                                                ====                                     ====
Net interest margin                                             2.35%                                    2.63%
                                                                ====                                     ====
Ratio of interest-earning assets to
 interest-bearing liabilities             107.68%                               104.84%
                                        ========                              ========

- ----------
(1) Short-term investments include FHLB overnight deposits, securities purchased under agreements to resell, federal funds sold and certificates of deposit.

Rate/Volume Analysis

The following table presents, for the periods indicated, the change in interest income and the changes in interest expense attributable to the changes in interest rates and the changes in the volume of interest-earning assets and interest-bearing liabilities. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) changes in volume (change in volume multiplied by prior year rate);
(ii) changes in rate (change in rate multiplied by prior year volume); (iii) changes in rate/volume (change in rate multiplied by change in volume); and
(iv) total changes in rate and volume.



                                                               Six Months ended March
                                            ------------------------------------------------------------
                                                                 1996  vs.  1995
                                            ------------------------------------------------------------
                                                            Increase (Decrease) Due to
                                            ------------------------------------------------------------
                                            Changes          Changes         Changes            Total
                                               in               in                in           Increase/
                                            Volume             Rate         Rate/Volume       (Decrease)
                                            -------         ----------      -----------       ----------
                                                                (Dollars in Thousands)
Interest income attributable to:
  Loans                                      $2,390           $1,054            $ 174           $3,618
  Mortgage-backed securities                   (328)             (57)               8             (377)
  Short-term investments (1)                  1,181              (25)             (87)           1,069
  Tax certificates                             (153)             107              (11)             (57)
  Long-term investments and FHLB
     stock                                      235                8               27              270
                                             ------           ------            -----           ------
       Total interest-earning assets          3,325            1,087              111            4,523
                                              -----           ------            -----           ------

Interest expense attributable to:
    NOW/money market                           (248)             (22)              11             (259)
    Savings                                     (16)             106               (2)              88
    Certificates of deposit                      19            1,024               --            1,043
    FHLB advances and other
      borrowings                              2,915              220              172            3,307
                                             ------           ------            -----           ------
       Total interest-bearing liabilities     2,670            1,328              181            4,179
                                             ------           ------            -----           ------
Increase (decrease) in net interest
   income                                    $  655           $ (241)           $ (70)          $  344
                                             ======           ======            =====           ======

- ------------
(1) Short-term investments include FHLB overnight deposits, securities purchased under agreements to resell, federal funds sold and certificates of deposit.

                          PART II - OTHER INFORMATION


ITEM 5.         OTHER INFORMATION

                On March 29, 1996 the acquisition of the common stock of the Bank of Florida was completed. The Bank of Florida had total assets of $28.1 million at March 29, 1996 after eliminating intercompany balances. The Bank of Florida has been merged into the Bank. Attached hereto as Exhibit 99.1 is a press release issued in connection with the completion of the purchase of the Bank of Florida.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

                (a)      Exhibits.

                                 11  Calculation of Earnings Per Share.
                               27.1  Financial Data Schedule (for SEC use
                                     only)
                               99.1  Press Release regarding the completion
                                     of the purchase of the Bank of Florida.

                (b)      Reports on Form 8-K.

                         The Company filed a current report on Form 8-K dated March 1, 1996 under item 5 thereof reporting BankUnited Financial Corporation's sale of 3.1 million shares of Class A Common Stock.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                     BANKUNITED FINANCIAL CORPORATION





Date:   May 14, 1996                By:   /s/ Samuel A. Milne
                                          -----------------------------------
                                          Samuel A. Milne
                                          Senior Vice President
                                          and Chief Financial Officer

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
                 Form 10-Q for the Quarter Ended March 31, 1996



                               INDEX TO EXHIBITS

                                                                                           Sequentially
Exhibit No.                                                                                Numbered Page
- -----------                                                                                -------------
  11               Calculation of Earnings Per Share           . . . . . . . . . . .           24-25

27.1               Financial Data schedule (for SEC use only)  . . . . . . . . . . .           26-29

99.1               Press release regarding the completion
                   of the purchase of the Bank of Florida      . . . . . . . . . . .           30