Form 10-Q
period 1996-06-30
BANKUNITED FINANCIAL CORP
filed 1996-08-13
CIK 894490

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996

                                       or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                          Commission File No.  5-43936


                        BANKUNITED FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  FLORIDA                           65-0377773
         -------------------------------    --------------------------
         (State or other jurisdiction of        (I.R.S. Employer
         incorporation or organization)         Identification Number)


                    255 ALHAMBRA CIRCLE, CORAL GABLES 33134
             ---------------------------------------------------
             (Address of principal executive offices) (Zip Code)


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

The number of shares outstanding of the registrant's common stock at the close of business on August 9, 1996 was 5,451,008 shares of Class A Common Stock, $.01 par value, and 251,515 shares of Class B Common Stock, $.01 par value.

This Form 10-Q contains 26 pages.
The Index to Exhibits appears on page 23.

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

              Form 10-Q Report for the Quarter Ended June 30, 1996

                                     INDEX

                                                                        PAGE NO.
                                                                        --------
PART I - FINANCIAL INFORMATION

   Item 1.      Financial Statements
                --------------------

                Statements of Consolidated Financial Condition as of
                (unaudited) June 30, 1996 and September 30, 1995           3

                Statements of Consolidated Operations (unaudited)
                for the Three and Nine Months Ended June 30, 1996
                and June 30, 1995                                        4-5

                Statements of Consolidated Cash Flows (unaudited)
                for the Nine Months Ended June 30, 1996 and
                June 30, 1995                                              6

                Condensed Notes to Consolidated Financial
                Statements (unaudited)                                     7


   Item 2.      Management's Discussion and Analysis of
                ---------------------------------------
                Financial Condition and Results of  Operations             9
                ----------------------------------------------

PART II - OTHER INFORMATION

   Item 5.      Other Information                                         21
                -----------------

   Item 6.      Exhibits and Reports on Form 8-K                          21
                --------------------------------



                                      2

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                        (Unaudited)
                                                                                          June 30,    September 30,
                                                                                            1996          1995
                                                                                        -----------   -------------
                                                                                           (Dollars in thousands)
ASSETS
Cash and due from banks                                                                    $  5,176       $  2,517
Federal Home Loan Bank overnight deposits                                                    10,379         31,813
Federal funds                                                                                   200            400
Tax certificates  (net of reserves of $645 at June 30, 1996 and
 $569 at September 30, 1995)                                                                 49,520         39,544
Investments, held to maturity, net  (market value of
 approximately $11 at June 30, 1996 and $4,686
 at September 30, 1995)                                                                          11          4,686
Investments, available for sale, net at market                                                7,657             --
Mortgage-backed securities, held to maturity, net  (market
 value of approximately $14,857 at June 30, 1996
 and $50,670 at September 30, 1995)                                                          15,526         50,934
Mortgage-backed securities available for sale, net at market                                 57,435          2,064
Loans receivable, net                                                                       629,567        452,612
Mortgage loans held for sale (market value of approximately
 $217 at September 30, 1995)                                                                     --            216
Other interest earning assets                                                                12,225         12,325
Office properties and equipment, net                                                          2,554          2,119
Real estate owned, net                                                                          998          1,975
Accrued interest receivable                                                                   6,534          5,573
Prepaid expenses and other assets                                                             3,749          1,637
                                                                                           --------       --------
    Total assets                                                                           $801,531       $608,415
                                                                                           ========       ========

LIABILITIES
Deposits                                                                                   $470,237       $310,074
Advances from Federal Home Loan Bank                                                        244,000        241,000
Subordinated notes                                                                              775            775
Interest payable (primarily on deposits and advances
 from the Federal Home Loan Bank)                                                             1,411          1,169
Advance payments by borrowers for taxes and insurance                                         2,955          3,732
Accrued expenses and other liabilities                                                       12,493          5,920
                                                                                           --------       --------
    Total liabilities                                                                       731,871        562,670
                                                                                           --------       --------
STOCKHOLDERS' EQUITY
Preferred stock, Series B,C,C-II,1993 and 9%,
 $.01 par value. Authorized shares - 10,000,000; issued
 and outstanding shares - 2,665,547 at June 30, 1996
 and 2,679,107 at September 30, 1995                                                             27             27
Class A Common Stock, $.01 par value.  Authorized shares
 15,000,000; issued and outstanding shares - 5,451,008
 at June 30, 1996 and 1,835,170 at September 30, 1995                                            54             18
Class B Common Stock, $.01 par value.  Authorized shares
 3,000,000; issued and outstanding shares - 251,515 at
June 31, 1996 and 232,324 at September 30, 1995                                                   3              2
Additional paid-in capital                                                                   62,044         38,835
Retained earnings                                                                             7,967          6,838
Net unrealized (losses) gains on securities available for sale,  net of tax                    (435)            25
                                                                                           --------       --------
Total stockholders' equity                                                                   69,660         45,745
                                                                                           --------       --------
Total liabilities and stockholders' equity                                                 $801,531       $608,415
                                                                                           ========       ========


SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                     (Unaudited)
                                                             Three months ended June 30,
                                                           -------------------------------
                                                                1996             1995
                                                           ---------------  --------------

                                                     (In Thousands, Except Earnings Per Share)
  Interest income:
  Interest and fees on loans                                 $10,937              $ 7,874
  Interest on mortgage-backed securities                       1,236                1,004
  Interest on short-term investments                             520                  280
  Interest and dividends on long-term investments
   and other earning assets                                      934                  745
                                                             -------              -------
   Total interest income                                      13,627                9,903

  Interest expense:
  Interest on deposits                                         5,523                5,220
  Interest on borrowings                                       3,381                1,506
                                                             -------              -------
   Total interest expense                                      8,904                6,726

   Net interest income before provision for loan losses        4,723                3,177
   Provision for loan losses                                      75                   75
                                                             -------              -------

   Net interest income after provision for loan losses         4,648                3,102
                                                             -------              -------

  Non-interest income:
  Service fees                                                   151                  115
  Gain on sale of loans and mortgage-backed securities             5                   99
  Gain on sale of other assets                                     1                    1
  Other                                                           41                    -
                                                             -------              -------
   Total non-interest income                                     198                  215
                                                             -------              -------

  Non-interest expense:
   Employee compensation and benefits                          1,138                  912
   Occupancy and equipment                                       446                  478
   Insurance                                                     279                  275
   Professional fees - legal and accounting                      210                  242
   Real estate owned expenses                                      7                  135
   Other operating expenses                                      926                  780
                                                             -------              -------
      Total non-interest expenses                              3,006                2,822
                                                             -------              -------

   Income before income taxes and preferred stock dividends    1,840                  495
   Income taxes                                                  706                  181
                                                             -------              -------

   Net income before preferred stock dividends                 1,134                  314
  Preferred stock dividends                                      537                  502
                                                             -------              -------
   Net income after preferred stock dividends                $   597              $  (188)
                                                             =======              =======

  Earnings per share
   Primary                                                   $  0.10              $ (0.09)
                                                             =======              =======
   Fully-diluted                                             $  0.10              $ (0.09)
                                                             =======              =======

  Weighted average number of common share equivalents
  assumed outstanding during the period:
  Primary                                                      5,947                2,027
                                                             =======              =======
  Fully diluted                                                5,947                2,027
                                                             =======              =======


SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                           (Unaudited)
                                                                     Nine months ended June 30,
                                                                    ---------------------------
                                                                         1996           1995
                                                                    ------------  -------------
                                                              (In Thousands, Except Earnings Per Share)
Interest income:
Interest and fees on loans                                               $29,135        $22,454
Interest on mortgage-backed securities                                     3,023          3,168
Interest on short-term investments                                         1,969            660
Interest and dividends on long-term investments
 and other earning assets                                                  2,826          2.424
                                                                         -------       --------
 Total interest income                                                    36,953         28,706

Interest expense:
Interest on deposits                                                      14,555         13,380
Interest on borrowings                                                    10,379          5,197
                                                                         -------       --------
 Total interest expense                                                   24,934         18,577

 Net interest income before provision for loan losses                     12,019         10,129
 Provision for loan losses                                                  (225)           340
                                                                         -------       --------

 Net interest income after provision for loan losses                      12,244          9,789
                                                                         -------       --------

Non-interest income:
Service fees                                                                 432            306
Gain on sale of loans and mortgage-backed securities                           8            240
Gain on sale of other assets                                                  (6)           264
Other                                                                         51              6
                                                                         -------       --------
 Total non-interest income                                                   485            816
                                                                         -------       --------

Non-interest expense:
 Employee compensation and benefits                                        3,161          2,829
 Occupancy and equipment                                                   1,232          1,367
 Insurance                                                                   748            783
 Professional fees - legal and accounting                                    687            751
 Real estate owned expenses                                                   54            401
 Other operating expenses                                                  2,416          2,466
                                                                         -------       --------
    Total non-interest expenses                                            8,298          8,597
                                                                         -------       --------

 Income before income taxes and preferred stock dividends                  4,431          2,008
 Income taxes                                                              1,693            731
                                                                         -------       --------

 Net income before preferred stock dividends                               2,738          1,277
Preferred stock dividends                                                  1,609          1,507
                                                                         -------       --------
 Net income after preferred stock dividends                              $ 1,129       $   (230)
                                                                         =======       ========

Earnings per share
 Primary                                                                 $  0.28       $  (0.11)
                                                                         =======       ========
 Fully-diluted                                                           $  0.28       $  (0.11)
                                                                         =======       ========

Weighted average number of common share equivalents
assumed outstanding during the period:
Primary                                                                    3,997          2,017
                                                                         =======       ========
Fully diluted                                                              3,997          2,017
                                                                         =======       ========


SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                   (Unaudited)
                                                                             Nine Months Ended June 30,
                                                                             --------------------------
                                                                               1996            1995
                                                                             ---------      ----------
                                                                               (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                   $   2,738       $   1,277
Adjustments to reconcile net income to net cash provided
 by (used in) operating activities:
 Provision for loan losses                                                        (225)            340
 Provision for losses on tax certificates                                          107             107
 Depreciation and amortization                                                     432             404
 Amortization of discounts and premiums on investments                              11               3
 Amortization of discounts and premiums on mortgage-backed securities              114              53
 Amortization of discounts and premiums on loans                                (2,147)           (155)
 Loans originated for sale                                                      (4,067)         (1,956)
 Increase in accrued interest receivable                                          (750)           (163)
 Increase (decrease) in interest payable on deposits and FHLB advances             198             (66)
 Increase (decrease) in accrued expenses                                           129            (272)
 Increase (decrease) in accrued taxes                                           (2,642)             87
 Increase (decrease) in deferred taxes                                            (469)             33
 Increase in other liabilities                                                   9,348           9,146
 Decrease in prepaid expenses and other assets                                     427             656
 Gain on sales of mortgage securities                                               --            (231)
 Proceeds from sale of loans                                                     4,292           1,868
 Recovery on loans                                                                 941              --
 Gain on sales of loans                                                             (9)            (11)
 Loss (gain) on sales of real estate owned                                        (148)             45
 Loss on sales of other assets                                                       7              --
 Gain on sale of servicing rights                                                   --            (262)
                                                                             ---------       ---------
  Net cash provided by operating activities                                      8,287          10,903
                                                                             ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans                                                         (168,073)        (20,449)
Proceeds from sale of real estate owned                                          1,790           3,853
Purchase of investment securities                                               (3,510)         (2,405)
Purchase of mortgage-backed securities                                         (19,228)        (11,931)
Purchase of other earning assets                                                  (650)             --
Proceeds from sale of loan servicing                                                --             262
Proceeds from repayments of investment securities                                4,675           6,625
Proceeds from repayments of mortgage-backed securities                           7,588           4,277
Proceeds from repayments of other earning assets                                   750              --
Proceeds from sale of mortgage-backed securities                                    --           9,947
Proceeds from sale of investment securities                                      2,097              --
Purchases of premises and equipment                                               (874)           (773)
Net increase in tax certificates                                               (10,083)         (6,956)
Purchase of Bank of Florida, net of acquired cash equivalents                    1,521              --
                                                                             ---------       ---------
  Net cash used in investing activities                                       (183,997)        (17,550)
                                                                             ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits                                                       132,875          68,429
Net increase (decrease) in other borrowings                                      3,000         (44,400)
Net proceeds from issuance of common stock                                      23,246             172
Dividends paid on preferred stock                                               (1,609)         (1,507)
Increase (decrease) in advances from borrowers for taxes and insurance            (777)            443
                                                                             ---------       ---------
 Net cash provided by financing activities                                     156,735          23,137
                                                                             ---------       ---------
Increase (decrease) in cash and cash equivalents                               (18,975)         16,490
Cash and cash equivalents at beginning of period                                34,730          16,762
                                                                             ---------       ---------
Cash and cash equivalents at end of period                                   $  15,755       $  33,252
                                                                             =========       =========
SUPPLEMENTAL DISCLOSURES:
Interest paid on deposits and borrowings                                     $  24,934       $  18,643
                                                                             =========       =========
Income taxes paid                                                            $   4,325       $     610
                                                                             =========       =========
Transfers from loans to real estate owned                                    $     849       $   1,691
                                                                             =========       =========
Transfers from real estate owned to loans                                    $     184       $      --
                                                                             =========       =========
Transfers of mortgage-backed securities from held-to-maturity to
available for sale                                                           $  31,780       $      --
                                                                             =========       =========

SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   Basis of Presentation and Principles of Consolidation
     -----------------------------------------------------

The accompanying unaudited consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles ("GAAP"). However, all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial statements of BankUnited Financial Corporation and its subsidiaries (the "Company") have been included. Operating results for the three month and nine month period ended June 30, 1996 are not necessarily indicative of the results which may be expected for the year ended September 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for fiscal year ended September 30, 1995.

2.   Accounting Policies
     -------------------

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

MORTGAGE-BAKED SECURITIES

In December 1995, the Company transferred $31.8 million of mortgage-backed securities to its available-for-sale portfolio from its held-to-maturity portfolio. The transfer was made as allowed by the Financial Accounting Standards Board "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities."

MORTGAGE SERVICING RIGHTS

The Company adopted Statement of Financial Accounting Standards No. 122 "Accounting for Mortgage Servicing Rights," effective October 1, 1995. The impact to the Company's financial condition and results of operations was not material due to the small number of mortgage loans sold with servicing retained by the Company.

3.   Contingencies
     -------------

The Company is a party to certain claims and litigation arising in the ordinary course of business. In the opinion of management, the resolution of such claims and litigation will not materially affect the Company's consolidated financial position or results of operations.

                                  (Unaudited)


In order to increase the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC") to its minimum required reserve ratio of 1.25%, a proposal has been made to impose a special one-time assessment of 75 to 80 basis points on all SAIF-insured deposits, held as of March 31, 1995. This one-time assessment is intended to recapitalize the SAIF to the required level of 1.25% of insured deposits, and may be payable in fiscal 1996. The annual FDIC insurance premium of BankUnited, FSB (the "Bank") would thereafter be reduced.

If the assessment is made at the currently proposed rate, the effect on the Company would be an after-tax charge of approximately $1.3 million ($1.9 million if the Company's former west coast branches are included in the assessment). Should this occur, management believes that current capital is sufficient to ensure that the Bank will remain a well-capitalized institution.


Stockholder's Equity
- --------------------

In February 1996, the Company sold 3,565,000 shares of Class A Common Stock in a secondary offering. The net proceeds were approximately $23.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        -----------------------------------------------------------
        AND RESULTS OF OPERATIONS
        -------------------------

The following discussion and analysis presents a review of the consolidated operating results of BankUnited Financial Corporation (the "Company") for the three month and nine month periods ended June 30, 1996 and 1995 and the financial condition of BankUnited at September 30, 1995 and June 30, 1996. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company's Form 10-K Annual Report for the year ended September 30, 1995.

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM SEPTEMBER 30, 1995 TO JUNE 30, 1996.

Assets
- ------

Total assets increased by $193.1 million, or 31.7%, from $608.4 million at September 30, 1995, to $801.5 million at June 30, 1996, principally due to loans receivable which increased $177.0 million primarily as a result of residential loan purchases of $173.4 million and a commercial real estate bulk loan purchase of $32.0 million. The Company also completed its acquisition of the Bank of Florida on March 29, 1996. The Bank of Florida had total assets of $28.1 million at March 29, 1996 after eliminating intercompany balances.

The Company's short-term investments consisting of Federal Home Loan Bank ("FHLB") overnight deposits and federal funds sold decreased by $21.6 million, or 67.2%, to $10.6 million at June 30, 1996, from $32.2 million at September 30, 1995. This decrease is due primarily to investing these funds in higher yielding loans.

The Company's tax certificate portfolio increased by $10.0 million, or 25.2%, to $49.5 million at June 30, 1996, from $39.5 million at September 30, 1995. The increase was attributable to seasonal purchases in June 1996.

Investments held to maturity declined from $4.7 million at September 30, 1995 to $11,000 at June 30, 1996 because the Federal Home Loan Bank called $4.7 million of callable notes.

Investments available for sale increased from none at September 30, 1995 to $7.7 million at June 30, 1996 due primarily to investments acquired with the Bank of Florida.

The Company's held-to-maturity mortgage-backed securities portfolio decreased $35.4 million, or 69.5%, to $15.5 million at June 30, 1996 from $50.9 million at September 30, 1995, primarily as a result of the Company's reclassifying $31.8 million of held-to-maturity mortgage-backed securities to available-for-sale in accordance with "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" issued by the Financial Accounting Standards Board. The reclassified securities had a market value of $916,000 in excess of their book value at the time of the transfer.

The Company's available for sale mortgage-backed securities portfolio increased $55.4 million to $57.4 million as of June 30, 1996 from $2.1 million as of September 30, 1995: $31.8 million of the increase is due to the reclassification from held to maturity discussed above; $8.5 million of the increase is due to securities acquired with the Bank of Florida; and the remainder of the increase is due to purchases made during the nine months ended June 30, 1996.

The Company's net loan portfolio increased by $177.0 million, or 39.1%, to $629.6 million at June 30, 1996, from $452.6 million at September 30, 1995, primarily from the purchase of $173.4 million of residential loans and a $32.0 million commercial real estate loan package. The commercial real estate loan package was comprised of 23 loans in South Florida with principal balances ranging from $450,000 to $3.8 million. In an effort to diversify its loan portfolio and improve yields on loans receivable, the Company has taken steps to increase significantly the amount of commercial real estate and business loans in its portfolio.

Effective October 1, 1995, the Company adopted Statement of Financial Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures ("SFAS No.114"). There was no impact on the consolidated statement of operations upon implementation due to the composition of the Company's loan portfolio (primarily residential or collateral dependent loans) and the Company's policy for establishing the allowance for loan losses. The only impact to the consolidated statement of condition and to non-performing assets was to reclassify two loans totaling $300,000 previously classified as insubstance foreclosures in real estate owned to non-accrual loans. These loans were reclassified because the Company does not have possession of the collateral which, under SFAS No. 114 is required for a loan to be classified as real estate owned. SFAS No. 114 does not apply to large groups of smaller balance homogenous loans that are collectively evaluated for impairment. Loans collectively reviewed by the Company for impairment include all residential and consumer loans that are past due not more than 60 days.
All other loans are reviewed based on specific criteria such as delinquency or other factors that may come to the attention of management. The Company's impaired loans within the scope of SFAS No.114 include all non-performing loans.

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

Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Adjustments to impairment losses resulting from changes in the fair value of an impaired loan's collateral are included in the provision for loan losses. Upon disposition of an impaired loan any related valuation allowance is removed from the allowance for loan losses. The allowance for loan losses is adjusted by additions charged to operations as a provision for loan losses and by loan recoveries, with actual losses charged as reductions to the allowance.

Payments received on impaired loans are generally applied to principal and interest based on contractual terms.

Non-performing assets as of March 31, 1996 were $7.3 million which represents an increase of $659,000 or 9.9% from $6.7 million as of September 30, 1995. Management primarily attributes this rise to the increase in loans outstanding.

The allowance for loan losses increased $666,000 or 45.3% from $1.5 million as of September 30, 1995 to $2.1 million as of June 30, 1996. The increase was attributable primarily to the growth in the loan portfolio.

Real Estate Owned ("REO") declined from $1.975 million as of September 30, 1995 to $.998 million as of June 30, 1996. The decrease in REO was due to sale of properties.

The following table sets forth information concerning the Company's non-performing assets for the periods indicated.


                                                   June 30,       September 30,
                                                     1996             1995
                                                   --------       -------------
                                                      (Dollars in thousands)

Non-accrual loans (1)                              $4,379             $2,974
Restructured loans                                    931              1,070
Loans past due 90 days and still accruing              --                 92
                                                   ------             ------
       Total non-performing loans                   5,310              4,136
Non-accrual tax certificates                        1,036                574
REO                                                   998              1,975
                                                   ------             ------
       Total non-performing assets                 $7,344             $6,685
                                                   ======             ======

Allowance for tax certificates                     $  645                569
Allowance for loan losses                           2,135              1,469
                                                   ------             ------
       Total allowance                             $2,780             $2,038
                                                   ======             ======

Non-performing assets as a percentage of
 total assets                                         .92%              1.10%

Non-performing loans as a percentage of
     total loans                                      .84%               .91%
Allowance for loan losses as a percentage of
     total loans                                      .44%               .32%
Allowance for loan losses as a percentage of
     non-performing loans                           39.38%             35.52%

___________
(1) In addition to the above, management had concerns as to the borrower's ability to comply with present repayment terms on $191,000 and $959,000 of non-accrual loans as of June 30, 1996 and September 30, 1995, respectively.

Liabilities
- -----------

Deposits increased by $160.1 million, or 51.7%, to $470.2 million at June 30, 1996 from $310.1 million at September 30, 1995. Management believes the increase in deposits is attributable to the Company offering competitive interest rates and personalized service. In addition, the Company acquired deposits of $27.3 million in the purchase of the Bank of Florida and opened branches in Boca Raton, Florida in December, 1995 and Boynton Beach, Florida in June 1996.

FHLB advances were $244.0 million at June 30, 1996 up $3.0 million from $241.0 million at September 30, 1995.

Capital
- -------

The Company's total stockholders' equity was $69.7 million at March 31, 1996 an increase of $24.0 million or 52.3% from $45.7 million at September 30, 1995. The increase is due primarily to issuance of 3,565,000 shares of Class A Common Stock pursuant to a secondary stock offering. Net proceeds from the offering were approximately $23.0 million. The Company's management is continually exploring opportunities to leverage this additional capital by opening new branches and/or by acquiring other financial institutions.

The Office of Thrift Supervision ("OTS") requires that the Bank meet minimum regulatory tangible, core and risk-based capital requirements. Currently, the Bank exceeds all regulatory capital requirements. The Bank's required, actual and excess regulatory capital levels as of June 30, 1996 were as follows:


                        REQUIRED            ACTUAL              EXCESS
                    ---------------    -----------------    ----------------
                              % OF                 % OF                % OF
                     AMOUNT  ASSETS    AMOUNT     ASSETS    AMOUNT    ASSETS
                    -------  ------    ------     ------    ------    ------
                                     (Dollars in Thousands)
Tangible Capital    $11,959    1.5%    $55,183      6.9%    $43,224     5.6%
Core Capital        $23,918    3.0%    $55,183      6.9%    $31,265     4.1%
Risk-Based Capital  $33,572    8.0%    $58,321     13.9%    $24,749     7.0%


Liquidity and Capital Resources
- -------------------------------

OTS regulations require that savings institutions, such as the Bank, maintain an average daily balance of liquid assets (e.g., cash, certain time deposits, banker's acceptances and specified United States government, state or federal agency obligations) equal to a monthly average of not less than 5% of its net
withdrawable deposits plus short-term borrowings.   As of June 30, 1996, the
Bank's regulatory liquidity position was $37.9 million, or 5.9%, compared to $50.4 million, or 10.7% as of September 1995. The Bank adjusts its liquidity levels in order to meet funding needs for loan purchases and commitments, deposit outflows, payment of real estate taxes on mortgage loan escrow balances, and repayment of borrowings, when applicable. The Bank also adjusts liquidity as appropriate to meet its asset and liability management objectives.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1996 AND 1995.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1996 AND 1995
- -------------------------------------------------------

Net Income After Preferred Stock Dividends
- ------------------------------------------

The Company had net income after preferred stock dividends of $597,000 for the three months ended June 30, 1996, compared to a loss of $188,000 for the three months ended June 30, 1995. The increase was attributable to an increase in net interest income before provisions for loan losses of $1.5 million offset by a $184,000 increase in non-interest expense and a $17,000 decline in non-interest income.

Net Interest Income
- -------------------

Net interest income increased $1.5 million or 48.7% to $4.7 million for the three months ended June 30, 1996 from $3.2 million for the three months ended June 30,1995. This increase is attributable to an increase in the net interest rate spread of 8 basis points, to 2.10% for the three months ended June 30, 1996 from 2.02% for the three months ended June 30, 1995 and an increase in average interest-earning assets of $199.5 million, or 36.9%, to $739.7 million for the three months ended June 30, 1996 from $540.2 million for the three months ended June 30, 1995, offset by an increase in average interest-bearing liabilities of $168.3 million, or 33.2%, to $675.0 million for the three months ended June 30, 1996 from $506.7 million for the three months ended June 30, 1995. Average earning assets increased primarily because of purchases of loans and increased short term investments which were funded by an increase in certificates of deposit and FHLB advances. The average yield on interest-earning assets increased 4 basis points to 7.37% for the three months ended June 30, 1996 from 7.33% for the three months ended June 30, 1995, and the average cost of interest-bearing liabilities decreased 4 basis points to 5.27% for the three months ended June 30, 1996 from 5.31% for the three months ended June 30, 1995. The average cost of interest bearing liabilities decreased primarily because lower costing certificates of deposits and FHLB advances represent a greater percentage of interest bearing liabilities.

The increase in interest income of $3.7 million, or 37.6%, to $13.6 million for the three months ended June 30, 1996 from $9.9 million for the three months ended June 30, 1995 reflects increases in interest and fees on loans of $3.1 million, or 38.9%, and interest on short-term investments of $240,000, or 85.7%. The average yield on loans increased to 7.58% for the three months ended June 30, 1996 from 7.39% for the three months ended June 30, 1995 and the average balance of loans receivable increased $151.0 million, or 35.4%, to $577.5 million for the three months ended June 30, 1996. The average yield on short-term investments decreased from 6.45% for the three months ended June 30, 1995 to 5.37% for the three months ended June 30, 1996 and the average balance of short-term investments increased $21.1 million, or 122.9%, to $38.3 million for the three months ended June 30, 1996.

The increase in interest expense of $2.2 million, or 32.4% to $8.9 million for the three months ended June 30, 1996 from $6.7 million for the three months ended June 30,1995 primarily reflects an increase in interest on borrowings of $1.9 million, or 124.5%, to $3.4 million for the three months ended June 30, 1996. The average cost of borrowings decreased to 5.73% for the three months ended June 30, 1996 from 6.07% for the three months ended June 30, 1995, and the average balance of borrowings increased $135.4 million, or 138.1%, to $233.5 million for the three months ended June 30, 1996. Borrowings increased in the fourth quarter of fiscal 1995 to replace deposits sold with the Company's branches on the west coast of Florida.

Provision For Loan Losses
- -------------------------

The provision for loan losses for both the three months ended June 30, 1996 and 1995 was $75,000. Management believes that the allowance for loan losses is adequate given the Company's collateral position and its loan review and classifications.

Non-Interest Income
- -------------------

Other income for the three months ended June 30, 1996 was $198,000 compared with $215,000 for the three months ended June 30, 1995. The three months ended June 30, 1995 included a gain of $101,000 from the sale of $9.7 million of mortgage-backed securities available for sale.

Non-Interest Expenses
- ---------------------

Operating expenses increased $184,000, or 6.5%, to $3.0 million for the three months ended June 30, 1996 compared to $2.8 million for the three months ended June 30, 1995. Employee compensation and benefits expense increased $226,000, or 24.8% to $1.1 million for the three months ended June 30, 1996 from $912,000 for the three months ended June 30, 1995 due to additional personnel as a result of the Bank of Florida purchase and an increase in performance based compensation. Expenses associated with REO decreased $128,000, or 94.8% for the three months ended June 30, 1996, as compared to the same period in 1995. The decline primarily reflects a decrease in REO.

Income Taxes
- ------------

The income tax provision was $706,000 for the three months ended June 30, 1996, compared to $181,000 for the three months ended June 30, 1995. The increase in income taxes was primarily the result of the Company's higher pre-tax earnings during the three months ended June 30, 1996, compared to that for the three months ended June 30, 1995.

Yields Earned and Rates Paid
- ----------------------------

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



                                                                   Three Months Ended June 30,
                                            -----------------------------------------------------------------------
                                                             1996                               1995
                                            -----------------------------------   ---------------------------------
                                            Average                                Average
                                            Balance       Interest   Yield/Rate    Balance    Interest   Yield/Rate
                                            -------       --------   ----------    -------    --------   ----------
                                                                   (Dollars in Thousands)
Interest-earning assets:
 Loans receivable, net                      $577,486      $10,937      7.58%      $426,530      $7,874      7.39%
 Mortgage-backed securities                   73,618        1,236      6.72         57,563       1,004      6.98
 Short-term investments (1)                   38,297          520      5.37         17,180         280      6.45
 Tax certificates                             30,628          594      7.76         33,902         648      7.65
 Long-term investments and
  FHLB stock, net                             19,671          340      6.94          5,025          97      7.76
                                            --------      -------      ----       --------       -----      ----
     Total interest-earning assets           739,700       13,627      7.37        540,200       9,903      7.33
                                            --------      -------      ----       --------       -----      ----

Interest-bearing liabilities:
 NOW/money market                             42,582          272      2.57         36,252         202      2.23
 Savings                                      62,285          678      4.38         62,251         729      4.70
 Certificates of deposit                     336,633        4,573      5.46        310,148       4,289      5.55

 FHLB advances and other
  borrowings                                 233,511        3,381      5.73         98,089       1,506      6.07
                                            --------      -------      ----       --------       -----      ----
     Total interest-bearing
       liabilities                           675,011        8,904      5.27        506,740       6,726      5.31
                                            --------      -------      ----       --------       -----      ----

Excess of interest-earning assets
 over interest-bearing liabilities          $ 64,689                              $ 33,460
                                            ========                              ========
Net interest income                                      $  4,723                               $3,177
                                                         ========                               ======
Interest rate spread                                                   2.10%                                2.02%
                                                                       =====                                =====
Net interest margin                                                    2.56%                                2.35%
                                                                       =====                                =====
Ratio of interest-earning assets to
interest-bearing liabilities                  109.58%                               106.60%
                                              =======                               =======


________

(1) Short-term investments include FHLB overnight deposits, securities purchased under agreements to resell, federal funds sold and certificates of deposit.

Rate/Volume Analysis
- --------------------

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


                                                      Three Months ended June,
                                         ----------------------------------------------------
                                                          1996  vs.  1995
                                         ----------------------------------------------------
                                                      Increase (Decrease) Due to
                                         -----------------------------------------------------
                                          Changes        Changes      Changes         Total
                                            in             in           in          Increase/
                                          Volume          Rate       Rate/Volume    (Decrease)
                                        ---------        -------     -----------    ---------
                                                         (Dollars in Thousands)
Interest income attributable to:
 Loans                                     $3,024         $ 85         $ (46)         $3,063
 Mortgage-backed securities                   280          (38)          (10)            232
 Short-term investments (1)                   344          (47)          (57)            240
 Tax certificates                             (62)           9            (1)            (54)
 Long-term investments and FHLB
   stock                                      136           (7)          114             243
                                           ------         ----         -----          ------
    Total interest-earning assets           3,722            2             0           3,724
                                           ------         ----         -----          ------
Interest expense attributable to:
  NOW/money market                             35           30             5              70
  Savings                                      --          (51)            0             (51)
  Certificates of deposit                     365          (76)           (5)            284
  FHLB advances and other
   borrowings                               2,070          (81)         (114)          1,875
                                           ------         ----         -----          ------
    Total interest-bearing liabilities      2,470         (178)         (114)          2,178
                                           ------         ----         -----          ------
Increase (decrease) in net interest
 income                                    $1,252        $ 180         $ 114          $1,546
                                           ======        =====         =====          ======

____________

(1) Short-term investments include FHLB overnight deposits, securities purchased under agreements to resell, federal funds sold and certificates of deposit.

COMPARISON OF NINE MONTHS ENDED JUNE 30, 1996 AND 1995
- ------------------------------------------------------

Net Income After Preferred Stock Dividends
- ------------------------------------------

The Company had a net income after preferred stock dividends of $1.1 million for the nine months ended June 30, 1996, compared to a loss of $230,000 for the nine months ended June 30, 1995. The increase was attributable to an increase in net interest income before provision for loan losses of $1.9 million, a decline in the provision (credit) for loan losses of $565,000 primarily as a result of a recovery from a legal settlement in the nine months ended June 30, 1996 and a $299,000 reduction in non-interest expense, which were offset by a $331,000 decline in non-interest income.

Net Interest Income
- -------------------

Net interest income increased $1.9 million or 18.7%, to $12.0 million for the nine months ended June 30, 1996 from $10.1 million for the nine months ended June 30, 1995. The increase is attributable to an increase in the average interest-earning assets of $130.1 million, or 24.4%, to $664.5 million for the nine months ended June 30, 1996 from $534.4 million for the nine months ended June 30, 1995, offset by a decline in the net interest rate spread of 17 basis points, to 2.01% for the nine months ended June 30, 1996 from 2.18% for the nine months ended June 30, 1995. Average earning assets increased primarily because of purchases of loans and increased short term investments which were funded by an increase in certificates of deposit and FHLB advances. The average yield on interest-earning assets increased 25 basis points to 7.41% for the nine months ended June 30, 1996 from 7.16% for the nine months ended June 30, 1995, and the average cost of interest-bearing liabilities increased 42 basis points to 5.40% for the nine months ended June 30, 1996 from 4.98% for the nine months ended June 30, 1995. The average cost of interest bearing liabilities increased primarily because higher costing certificates of deposits represent a greater percentage of interest bearing liabilities.

The increase in interest income of $8.2 million, or 28.7%, to $37.0 million for the nine months ended June 30, 1996 from $28.7 million for the nine months ended June 30, 1995 reflects increases in interest and fees on loans of $6.7 million, or 29.8%, and interest on short-term investments of $1.3 million, or 198.3%. The average yield on loans increased to 7.62% for the nine months ended June 30, 1996 from 7.19% for the nine months ended June 30, 1995 and the average balance of loans receivable increased $93.8 million, or 22.5%, to $510.1 million for the nine months ended June 30, 1996. The average yield on short-term investments decreased from 6.22% for the nine months ended June 30, 1995 to 5.55% for the nine months ended June 30, 1996 and the average balance of short-term investments increased $32.6 million, or 233.2%, to $46.6 million for the nine months ended June 30, 1996.

The increase in interest expense of $6.4 million, or 34.2% to $24.9 million for the nine months ended June 30, 1996 from $18.6 million for the nine months ended June 30, 1995 primarily reflects an increase in interest on borrowings of $5.2 million, or 99.7%, to $10.4 million for the nine months ended June 30, 1996. The average cost of borrowings decreased from 6.15% for the nine months ended June 30, 1995 to 5.83% for the nine months ended June 30, 1996, and the average balance of borrowings increased $122.7 million, or 110.2%, to $234.1 million for the nine months ended June 30, 1996. Borrowings increased in the fourth quarter of fiscal 1995 to replace deposits sold with the Company's branches on the west coast of Florida.

Provision For Loan Losses
- -------------------------

In December 1995, the Company recorded a recovery of approximately $1 million as a result of a legal settlement relating to certain loans previously purchased. Consequently, the Company recorded a $225,000 credit for the provision for loan losses for the nine months ended June 30, 1996, compared to a $340,000 charge for the nine months ended June 30, 1995.

Non-Interest Income
- -------------------

Non-interest income for the nine months ended June 30, 1996 was $485,000 compared with $816,000 for the nine months ended June 30, 1995. The nine months ended June 30, 1995 included a gain of $263,000 from the sale of $23.7 million of mortgage servicing rights and a gain of $240,000 from the sale of $9.8 million of mortgage-backed securities.

Non-Interest Expenses
- ---------------------

Operating expenses decreased $299,000, or 3.5%, to $8.3 million for the nine months ended June 30, 1996 compared to $8.6 million for the nine months ended June 30, 1995. In general, expenses declined because the Company sold its three west coast of Florida branches in July, 1995. Employee compensation and benefits expense increased $332,000, or 11.7% to $3.2 million for the nine months ended June 30, 1996 from $2.8 million for the nine months ended June 30, 1995 due to an increase in performance based compensation. Expenses associated with REO decreased $347,000, or 86.5% for the nine months ended June 30, 1996 as compared to the same period in 1995. The decline primarily reflects a decrease in REO.

Income Taxes
- ------------

The income tax provision was $1.7 million for the nine months ended June 30, 1996, compared to $731,000 for the nine months ended June 30, 1995. The increase in income taxes was primarily the result of the Company's higher pre-tax earnings during the nine months ended June 30, 1995, compared to that for the nine months ended June 30, 1995.

Yields Earned and Rates Paid
- ----------------------------

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


                                                                Nine Months Ended June 30,
                                         -----------------------------------------------------------------------------
                                                        1996                                      1995
                                         -----------------------------------     -------------------------------------
                                         Average                                 Average
                                         Balance      Interest    Yield/Rate     Balance        Interest    Yield/Rate
                                         -------      --------    ----------     -------        --------    ----------
                                                               (Dollars in Thousands)
Interest-earning assets:
 Loans receivable, net                  $510,128       $29,135       7.62%       $416,335       $22,454       7.19%
 Mortgage-backed securities               59,643         3,023       6.76          60,602         3,168       6.97
 Short-term investments (1)               46,602         1,969       5.55          13,986           660       6.22
 Tax certificates                         31,487         1,941       8.22          36,516         2,051       7.49
 Long-term investments and
  FHLB stock, net                         16,644           885       7.09           6,930           373       7.21
                                        --------        -------      ----        --------       -------       ----
     Total interest-earning assets       664,504        36,953       7.41         534,369        28,706       7.16
                                        --------        -------      ----        --------       -------       ----
Interest-bearing liabilities:
 NOW/money market                         30,256           511       2.26          44,526           699       2.10
 Savings                                  55,981         1,828       4.36          56,616         1,791       4.23
 Certificates of deposit                 292,812        12,216       5.57         284,062        10,890       5.13
 FHLB advances and other
  borrowings                             234,111        10,379       5.83         111,378         5,197       6.15
                                        --------       -------       ----        --------       -------       ----
     Total interest-bearing
       liabilities                       613,160        24,934       5.40         496,582        18,577       4.98
                                        --------       -------       ----        --------       -------       ----

Excess of interest-earning assets
 over interest-bearing liabilities      $ 51,344                                 $ 37,787
                                        ========                                 ========
Net interest income                                    $12,019                                  $10,129
                                                       =======                                  =======
Interest rate spread                                                 2.01%                                    2.18%
                                                                     =====                                    =====
Net interest margin                                                  2.43%                                    2.53%
                                                                     =====                                    =====
Ratio of interest-earning assets to
interest-bearing liabilities              108.37%                                  107.61%
                                        =========                                =========


________
(1) Short-term investments include FHLB overnight deposits, securities purchased under agreements to resell, federal funds sold and certificates of deposit.

Rate/Volume Analysis
- --------------------

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



                                                        Nine Months ended June
                                         ----------------------------------------------------
                                                          1996  vs.  1995
                                         ----------------------------------------------------
                                                      Increase (Decrease) Due to
                                         -----------------------------------------------------
                                          Changes        Changes      Changes         Total
                                            in             in           in          Increase/
                                          Volume          Rate       Rate/Volume    (Decrease)
                                        ---------        -------     -----------    ---------
                                                         (Dollars in Thousands)
Interest income attributable to:
 Loans                                     $5,540         $1,062       $  79          $6,681
 Mortgage-backed securities                   (51)           (96)          2            (145)
 Short-term investments (1)                 1,547            (71)       (166)          1,310
 Tax certificates                            (282)           200         (28)           (110)
 Long-term investments and FHLB
   stock                                      440             (1)         72             511
                                           ------         ------       -----          ------
    Total interest-earning assets           7,194          1,094         (41)          8,247
                                          -------         ------       -----          ------

Interest expense attributable to:
  NOW/money market                           (223)            52         (17)           (188)
  Savings                                     (18)            56          (1)             37
  Certificates of deposit                     346            951          29           1,326
  FHLB advances and other
   borrowings                               5,745           (267)       (296)          5,182
                                           ------         ------       -----          ------
    Total interest-bearing liabilities      5,850            792        (285)          6,357
                                           ------         ------       -----          ------
Increase (decrease) in net interest
 income                                    $1,344          $ 302       $ 244          $1,890
                                           ======          =====       =====          ======

____________

(1) Short-term investments include FHLB overnight deposits, securities purchased under agreements to resell, federal funds sold and certificates of deposit.

                         PART II - OTHER INFORMATION


ITEM 5.    OTHER INFORMATION
           -----------------

           On July 15, 1996 the Company entered into a definitive agreement to acquire Hollywood, Florida based Suncoast Savings and Loan Association, FSA ("Suncoast"). Under terms of the agreement, one share of the Company's Class A Common Stock will be issued for each share of Suncoast Common Stock in a tax free exchange. The Company currently has 5,451,008 shares of Class A Common Stock outstanding and expects to issue approximately 1,996,930 additional shares in connection with the merger. Likewise, the 920,000 outstanding shares of Suncoast Preferred Stock will be exchanged for a new issue of Company Preferred Stock having substantially similar terms to the Suncoast Preferred Stock. The transaction, which is subject to shareholder and regulatory approvals and various other conditions including completion of due diligence reviews, will be accounted for as a purchase and is expected to close by December 1996.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
           --------------------------------

          (a)   Exhibits.

                11      Calculation of Earnings Per Share.

                27.1    Financial Data Schedule

          (b)   Reports on Form 8-K.

                The Company filed a current report on Form 8-K dated July 17, 1996 under item 5 thereof reporting the Company's entering into a definitive agreement to acquire Suncoast Savings and Loan Association, FSA.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                        BANKUNITED FINANCIAL CORPORATION




Date:  August 14, 1996                  By: /s/ Samuel A. Milne
                                         ------------------------------------
                                            Samuel A. Milne
                                            Executive Vice President
                                            and Chief Financial Officer

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
                 Form 10-Q for the Quarter Ended June 30, 1996



                               INDEX TO EXHIBITS
                               -----------------


                                                                 Sequentially
Exhibit No.                                                      Numbered Page
- -----------                                                      -------------

 11             Calculation of Earnings Per Share...............    24-25

 27.1           Financial Data schedule ........................      26