Form 10-K
period 1996-09-30
BANKUNITED FINANCIAL CORP
filed 1996-12-16
CIK 894490

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
                [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 0-21850


                        BANKUNITED FINANCIAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


       FLORIDA                                         65-037773
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

 255 ALHAMBRA CIRCLE, CORAL GABLES, FLORIDA              33134
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                ZIP CODE


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (305) 569-2000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE


           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                      CLASS A COMMON STOCK, $.01 PAR VALUE
            8% NONCUMULATIVE CONVERTIBLE PREFERRED STOCK, SERIES 1996
            8% NONCUMULATIVE CONVERTIBLE PREFERRED STOCK, SERIES 1993
                   9% NONCUMULATIVE PERPETUAL PREFERRED STOCK
                                (TITLE OF CLASS)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. YES  X   NO

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

   The aggregate market value of the Class A Common Stock held by non-affiliates of the Registrant, based upon the average price on December 11, 1996, was $68,776,342.* The other voting securities of the Registrant are not publicly traded.

   The shares of the Registrant's common stock outstanding as of December 11, 1996 were as follows:

                CLASS                 NUMBER OF SHARES
                -----                 ----------------
Class A Common Stock, $.01 par value     7,675,931
Class B Common Stock, $.01 par value       251,515

                       DOCUMENTS INCORPORATED BY REFERENCE

   The Registrant's Definitive Proxy Statement for its 1997 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Rule G(3) of the General Instructions for Form 10-K. Information from such Definitive Proxy Statement will be incorporated by reference into Part III, Items 10, 11, 12 and 13 hereof.

-----------------------------------------------------------------------------

* Based on reported beneficial ownership of all directors and executive officers of the Registrant; this determination does not, however, constitute an admission of affiliated status for any of these individual stockholders.

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

BUSINESS OF BANKUNITED FINANCIAL CORPORATION

   BankUnited Financial Corporation (the "Company" or "BankUnited") is a Florida corporation organized in December 1992 for the purpose of becoming the savings and loan holding company for BankUnited, FSB (the "Bank"). This holding company reorganization, together with BankUnited's conversion from a Florida-chartered stock savings bank to a federally chartered stock savings bank, became effective in March 1993. Unless the context requires otherwise, all references herein to the Company include the Company, the Bank and their subsidiaries on a consolidated basis, and before March 15, 1993, include the Bank and its subsidiaries only.

   The Company currently has 15 branch offices in Dade, Broward and Palm Beach counties, Florida ("South Florida") and anticipates opening three or more additional branches there in the next 18 months. The Company's business has traditionally consisted of attracting deposits from the general public and using those deposits, together with borrowings and other funds, to purchase nationwide and to originate in its market area single-family residential mortgage loans, and to a lesser extent, to purchase and originate commercial real estate, commercial business and consumer loans. The Company's revenues are derived principally from interest earned on loans, mortgage-backed securities and investments. The Company's primary expenses arise from interest paid on savings deposits and borrowings and overhead expenses incurred in its operations.

   The Company's operating plan emphasizes (i) concentrating lending activities on the origination of single-family residential mortgage loans and purchasing such loans as favorable market opportunities arise; (ii) expanding the Company's deposit base by providing convenience, competitive rates and personalized service in its market area; (iii) continuing expansion of the Company's branch network through de novo branching or the acquisition of branches of, and mergers with, existing financial institutions, although there are no current plans, arrangements, understandings, or agreements regarding such acquisitions; (iv) expanding the Company's commercial and multi-family real estate, commercial business, and real estate construction lending; and (v) managing exposure to interest rate risk, while optimizing operating results through effective asset/liability management and investment policies.

   In 1995, the Company redefined its strategy to increase its emphasis on strategic product niches which management believes are being underserved as South Florida's banking market consolidates. These products include commercial business and commercial real estate lending and deposit services for small to mid-size businesses. The Company has also focused on attracting depositors who are seeking convenience, competitive rates and personalized service. In order to accomplish this strategy, the Company has attracted management with expertise in developing and managing its new product lines.


   The Bank is a member of the Federal Home Loan Bank ("FHLB") system and is subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision (the "OTS") and the Federal Deposit Insurance Corporation (the "FDIC"). Deposits at the Bank are insured by the Savings Association Insurance Fund of the FDIC (the "SAIF") for up to $100,000 for each insured account holder, which is the maximum permitted by law.


FORWARD-LOOKING STATEMENTS

   When used in this Form 10-K or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "believe" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private

Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities, and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.


   The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

SUNCOAST ACQUISITION


   As part of the Company's plan to expand within South Florida, on November 15, 1996, the Company completed the purchase of Suncoast Savings & Loan Association, FSA ("Suncoast"), a federally chartered savings association with assets of $409.0 million at September 30, 1996 and merged Suncoast into the Bank (the "Merger"). Suncoast had six branch offices in the South Florida market of which at least five will continue to operate and one may be consolidated with an existing Bank branch office. In addition, as of September 30, 1996, Suncoast serviced or subserviced approximately $1.2 billion in loans for others. The Company is currently exploring the possibility of selling a portion of Suncoast's servicing portfolio and discontinuing certain of Suncoast's subservicing activities. Such actions could substantially reduce the income derived from servicing as well as the related expenses from the income and expenses previously reported by Suncoast.

   For additional information, see "Unaudited Pro Forma Condensed Combined Financial Statements" and Note 18 of Notes to the Consolidated Financial Statements.


MARKET AREA AND COMPETITION


   The Company conducts operations in South Florida, which at June 30, 1996 had a total of approximately $73 billion in deposits in commercial banks, savings institutions, and credit unions (41% of the total of $178 billion of deposits in Florida). The Company intends to continue to establish or acquire branches in its market area where the Company can service its customer base.

   In 1995, the Company sold its three branches on the west coast of Florida, including their deposits which totaled $130 million at the date of sale. The sale was part of a shift in growth strategy to focus on South Florida and take advantage of consolidation trends in banking there. Also, as part of this strategy, the Company opened branches in Boca Raton, Florida in December 1995, Delray Beach, Florida in June 1996 and West Palm Beach, Florida in September 1996. On March 29, 1996, the Company acquired the Bank of Florida with total assets of $28.1 million which was merged into the Company's South Miami Branch. Then on November 15, 1996, as discussed above, the Company acquired Suncoast.

   The Company encounters strong competition in attracting deposits and in its lending activities. Its most direct competition for deposits historically has been from commercial banks, brokerage houses, other savings associations, and credit unions located in the Company's market area, and the Company expects continued strong competition from such financial institutions in the foreseeable future. Within the Company's market area are branches of several commercial banks and savings associations that are substantially larger and that have more extensive operations than does the Company. In addition, many financial institutions based in South Florida have recently been acquired by larger institutions based in other parts of the state or based out of state. The Company's goal is to compete for savings and other deposits by offering depositors a higher level of personal service and expertise, together with a wide range of financial services offered at competitive rates. The Company believes that this strategy will enable it to attract depositors as the number of local institutions remaining declines and depositors who desire more personal service, particularly retirees, relocate their accounts.


   The competition in originating real estate and other loans comes principally from commercial banks, mortgage banking companies and other savings associations. The Company competes for loan originations primarily through the interest rates and loan fees it charges, the type of loans it offers, and the efficiency and quality of service it provides. The Company purchases residential first mortgage loans in the existing secondary mortgage market and competes with other mortgage purchasers in the secondary market primarily on the basis of price. While the Company has been, and intends to continue to be, primarily a residential lender, the Company has recently placed more emphasis on commercial real estate, construction and commercial lending, as discussed more fully below. Factors that affect competition in lending include general and local economic conditions, current interest rates and volatility of the mortgage markets. As with its deposit products, the Company's strategy is to promote its greater level of personal service and to position itself as a small-to-middle-market lender to businesses left underserved by larger institutions.

   Management's strategy has included and continues to include evaluation of market needs and offering products to meet those needs. The Company will continue to offer products and services that will allow it to control the growth of its assets and liabilities. These new products and services will allow the Company to properly position itself to its customers as a community bank.

FACTORS AFFECTING EARNINGS

   The results of the Company's operations are affected by many factors beyond the Company's control, including general economic conditions and the related monetary and fiscal policies of the federal government. Lending activities are affected by the demand for mortgage financing and other types of loans, which is in turn affected by the interest rates at which such financing may be offered, and other factors affecting the supply of housing and the availability of funds. Deposit flows and costs of funds are influenced by yields available on competing investments and by general market rates of interest.

   ASSET AND LIABILITY MANAGEMENT. The Company's net earnings depend primarily on its net interest income, which is the difference between interest income received on its interest-earning assets (principally loans, short-term and long-term investments, and mortgage-backed securities) and interest expense paid on its interest-bearing liabilities (principally deposits and FHLB advances). The Company's net interest income is significantly affected by (i) the difference (the "interest rate spread") between yields received on its interest-earning assets and the rates paid on its interest-bearing liabilities and (ii) the relative amounts of its interest-earning assets and interest-bearing liabilities. When interest-earning assets equal or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The more such liabilities exceed such assets, the greater the positive interest rate spread and/or non-interest income must be in order to produce net income. Non-interest sources of income and non-interest expenses also affect the Company's net income. The higher non-interest expenses are, the greater the positive interest rate spread and/or non-interest sources of income must be to produce net income.

   To reduce the adverse impact of rapid increases in market interest rates on the Company's net interest income, the Company has emphasized the origination and purchase of adjustable-rate mortgage loans. At September 30, 1996, 69.8% of the Company's net loans receivable and mortgage-backed securities carried adjustable interest rates. The Company has from time to time acquired longer term fixed-rate mortgage loans when the yields on these interest-earning assets have been deemed advantageous by management. As a part of its asset and liability management program, and as market conditions permit, the Company attempts to lengthen the maturities of its interest-bearing liabilities (i) with longer term deposits or (ii) when advantageous, with borrowed funds. The Company's ability to manage interest rate risk in its loan and investment portfolios depends upon a number of factors, such as competition for loans and deposits in its market area and conditions prevailing in the secondary mortgage market.

   The Company has rate-sensitive (due or subject to repricing within one year) liabilities that exceed its rate-sensitive assets, resulting in a negative cumulative one-year gap position of 6.4% of total assets as of September 30, 1996. This imbalance, when coupled with the deregulation of the restrictions previously imposed on the types of savings products that financial institutions are permitted to offer, subjects the Company's earnings to change based on fluctuations in interest rates and affects the ability of the Company to maintain adequate liquidity levels. The Company constantly attempts to reduce the sensitivity of its earnings to fluctuations in interest rates by adjusting the average maturities of its interest-bearing liabilities and interest-earning assets. There can be no assurance, however, of the degree to which the Company will be able to effectively maintain the balance of its short-term interest-earning assets as compared to its short-term interest-bearing liabilities and manage the risks to liquidity associated therewith.

   GAP TABLE. The following table sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at September 30, 1996, which are expected to reprice or mature in each of the future time periods shown.

                                             SEPTEMBER 30, 1996
                                         --------------------------
                                            INTEREST SENSITIVITY
                                                  PERIOD(1)
                                         --------------------------
                                             OVER
                                           6 MONTHS      6 MONTHS
                                            OR LESS       -1 YEAR
                                         ------------ ------------
                                           (DOLLARS IN THOUSANDS)
Interest-earning assets:
 Investments, tax certificates,
   Federal funds sold, FHLB overnight
   deposits and other interest earning
   assets, at cost ....................    $ 62,988      $ 20,892
 Mortgage-backed securities ...........      10,738         7,491
 Loans:
 Adjustable-rate mortgages ............     383,997        61,532
 Fixed-rate mortgages .................      14,207         9,428
 Commercial and consumer loans  .......       6,995           547
                                         ----------   -----------
  Total loans .........................     405,199        71,507
                                         ----------   -----------
  Total interest-earning assets  ......     478,925        99,890
  Total non-interest-earning assets  ..          --           --
                                         ----------   -----------
  Total assets ........................    $478,925      $ 99,890
                                         ==========   ===========
Interest-bearing liabilities:
 Customer deposits:
  Money market and NOW accounts  ......    $ 33,821      $     --
  Passbook accounts ...................      73,780            --
  Certificate accounts ................     229,225        87,337
                                         ----------   -----------
Total customer deposits ...............     336,826        87,337
Borrowings:
 FHLB advances ........................     162,000        45,000
 Other borrowings .....................          --           --
                                         ----------   -----------
  Total borrowings ....................     162,000        45,000
                                         ----------   -----------
  Total interest-bearing liabilities  .     498,826       132,337
                                         ----------   -----------
Total non-interest-bearing liabilities           --           --
Stockholders' equity ..................          --           --
                                         ----------   -----------
  Total liabilities and stockholders'
    equity ............................    $498,826      $132,337
                                         ==========   ===========
Total interest-earning assets less
  interest-bearing liabilities ("GAP")     $(19,901)     $(32,447)
                                         ==========   ===========
Ratio of GAP to total assets ..........       -2.41%        -3.94%
                                         ==========   ===========
Cumulative excess (deficiency) of
  interest-earning assets over
  interest-bearing liabilities ........    $(19,901)     $(52,348)
                                         ==========   ===========
Cumulative excess (deficiency) of
  interest-earning assets over
  interest-bearing liabilities, as a
  percentage of total assets ..........       -2.41%        -6.35%
                                         ==========   ===========

                    (RESTUBBED TABLE CONTINUED FROM ABOVE)

                                                                                    NON-
                                           OVER 1 -     OVER 5 -    OVER 10 -     INTEREST
                                            5 YEARS      10 YEARS     YEARS        EARNING      TOTAL
                                         ------------ -----------  ------------ ------------ -----------

Interest-earning assets:
 Investments, tax certificates,
   Federal funds sold, FHLB overnight
   deposits and other interest earning
   assets, at cost ....................    $  3,782      $    --      $    --       $     --    $ 87,662
 Mortgage-backed securities ...........      36,734       10,353         4,849            --      70,165
 Loans:
 Adjustable-rate mortgages ............      45,940           --            --         4,600     496,069
 Fixed-rate mortgages .................      56,630       30,949        32,466           324     144,004
 Commercial and consumer loans  .......         897           16            --            15       8,470
                                         ----------   ----------   -----------  ------------ -----------
  Total loans .........................     103,467       30,965        32,466         4,939     648,543

                                                                                       NON-
                                           OVER 1 -     OVER 5 -    OVER 10 -     INTEREST
                                            5 YEARS      10 YEARS       YEARS        EARNING        TOTAL
                                         ------------ -----------  ------------ ------------ -----------

                                         ------------ -----------  ------------ ------------ -----------
  Total interest-earning assets  ......     143,983       41,318        37,315         4,939     806,370
  Total non-interest-earning assets  ..          --           --            --        17,990      17,990
                                         ----------   ----------   -----------  ------------ -----------
  Total assets ........................    $143,983      $41,318       $37,315      $ 22,929    $824,360
                                         ==========   ==========   ===========  ============ ===========
Interest-bearing liabilities:
 Customer deposits:
  Money market and NOW accounts  ......    $     --     $     --      $     --      $  7,301    $ 41,122
  Passbook accounts ...................          --           --            --            --      73,780
  Certificate accounts ................      74,642           --            --            --     391,204
                                         ----------   ----------   -----------  ------------ -----------
Total customer deposits ...............      74,642           --            --         7,301     506,106
Borrowings:
 FHLB advances ........................      30,000           --            --            --     237,000
 Other borrowings .....................          --          460           315            --         775
                                         ----------   ----------   -----------  ------------ -----------
  Total borrowings ....................      30,000          460           315            --     237,775
                                         ----------   ----------   -----------  ------------ -----------
  Total interest-bearing liabilities  .     104,642          460           315         7,301     743,881
                                         ----------   ----------   -----------  ------------ -----------
Total non-interest-bearing liabilities           --           --            --        11,368      11,368
Stockholders' equity ..................          --           --            --        69,111      69,111
                                         ----------   ----------   -----------  ------------ -----------
  Total liabilities and stockholders'
    equity ............................    $104,642      $   460       $   315      $ 87,780    $824,360
                                         ==========   ==========   ===========  ============ ===========
Total interest-earning assets less
  interest-bearing liabilities ("GAP")     $ 39,341      $40,858       $37,000      $(64,851)   $     --
                                         ==========   ==========   ===========  ============ ===========
Ratio of GAP to total assets ..........        4.77%        4.96%         4.49%        -7.87%         --
                                         ==========   ==========   ===========  ============ ===========
Cumulative excess (deficiency) of
  interest-earning assets over
  interest-bearing liabilities ........    $(13,007)     $27,851       $64,851      $     --    $     --
                                         ==========   ==========   ===========  ============ ===========
Cumulative excess (deficiency) of
  interest-earning assets over
  interest-bearing liabilities, as a
  percentage of total assets ..........       -1.58%        3.38%         7.87%           --          --
                                         ==========   ==========   ===========  ============ ===========

-----------------------------------------------------------------------------

(1) In preparing the table above, certain assumptions have been made with regard to the repricing or maturity of certain assets and liabilities. Assumptions as to prepayments on first and second mortgage loans and mortgage-backed securities were obtained from prepayment rate tables that provide assumptions correlating to recent actual repricing experienced in the marketplace. Assumptions have also been made with regard to payments on tax certificates based on historical experience. Money market, NOW and passbook accounts are assumed to be rate sensitive in six months or less. The rates paid in these accounts, however, are determined by management based on market conditions and other factors and may reprice more slowly than assumed. All other assets and liabilities have been repriced based on the earlier of repricing or contractual maturity. The mortgage prepayment rate tables, deposit decay rates and the historical assumptions used regarding payments on tax certificates should not be regarded as indicative of the actual repricing that may be experienced by the Company.

   ASSET AND LIABILITY MANAGEMENT. The Company's net earnings depend primarily on its net interest income, which is the difference between interest income received on its interest-earning assets (principally loans, short-term and long-term investments, and mortgage-backed securities) and interest expense paid on its interest-bearing liabilities (principally deposits and FHLB advances).

   NET PORTFOLIO VALUE. The OTS adopted a final rule in August of 1993 incorporating an interest rate risk ("IRR") component into the risk-based capital rules (see "Regulations"). The IRR component is a dollar amount that is deducted from total capital for the purpose of calculating an institution's risk-based capital requirement and is measured in terms of the sensitivity of its net portfolio value ("NPV") to changes in interest rates. An institution's NPV is the difference between incoming and outgoing discounted cash flows from assets, liabilities, and off-balance sheet contracts. An institution's IRR component is measured as the change in the ratio of NPV to the present value of total assets as a result of a hypothetical 200 basis point change in market interest rates. A resulting decline in this ratio of more than 2% of the estimated market value of an institution's assets will require the institution to deduct from its capital 50% of that excess decline. Implementation of the rule has been postponed indefinitely.

   The following table presents the Company's ratio of NPV to the present value of total assets as of September 30, 1996, as calculated by the OTS, based on information provided to the OTS by the Company.

 CHANGE IN INTEREST RATES                                        RATIO OF NPV
     IN BASIS POINTS                    PRESENT VALUE OF   TO THE PRESENT VALUE OF
       (RATE SHOCK)            NPV        TOTAL ASSETS           TOTAL ASSETS          CHANGE
------------------------- ---------- -----------------  ------------------------ ---------------
                                                  (DOLLARS IN THOUSANDS)
           +400              $19,142        $763,216                 2.51%             (5.92)%
           +200               48,290         798,031                 6.05              (2.38)
          Static              69,597         825,359                 8.43                 --
           -200               79,063         841,628                 9.39                .96
           -400               87,288         856,792                10.19               1.76

   Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the tables. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase.

   In addition, the previous table does not necessarily indicate the impact of general interest rate movements on the Company's net interest income because the repricing of certain categories of assets and liabilities is subject to competitive and other pressures beyond the Company's control. As a result, certain assets and liabialities indicated as maturing or otherwise repricing within a stated period may in fact mature or reprice at different times and at different volumes.

   YIELDS EARNED AND RATES PAID. The following table sets forth certain information relating to the categories of the Company's interest-earning assets and interest-bearing liabilities for the periods indicated. All yield and rate information is calculated on an annualized basis. Yield and rate information for a period is average information for the period calculated by dividing the income or expense item for the period by the average balances during the period of the appropriate balance sheet item. Net interest margin is net interest income divided by average interest-earning assets. Non-accrual loans are included in asset balances for the appropriate periods, whereas recognition of interest on such loans is discontinued and any remaining accrued interest receivable is reversed, in conformity with federal regulations. The yields and net interest margins appearing in the following table have been calculated on a pre-tax basis.

                                        FOR THE YEAR ENDED SEPTEMBER 30,
                                    ---------------------------------------
                                                      1996
                                    ---------------------------------------
                                        AS OF
                                       9/30/96       AVERAGE
                                      YIELD/RATE     BALANCE      INTEREST
                                    ------------- -----------  -----------
                                                     (DOLLARS IN THOUSANDS)
Interest-earning assets:
 Loans receivable, net ...........       7.97%       $540,313      $41,313
 Mortgage-backed securities  .....       6.82          62,711        4,250
 Short-term investments(1)  ......       5.30          41,240        2,359
 Tax certificates ................       8.96          34,831        3,018
 Long-term investments and FHLB
   stock, net ....................       6.98          17,352        1,192
                                    ---------       ---------    ---------
  Total interest-earning assets  .       7.80         696,447       52,132
                                    ---------       ---------    ---------
Interest-bearing liabilities:
 NOW/Money Market ................       2.45          33,148          775
 Savings .........................       4.40          59,965        2,627
 Certificate of deposits .........       5.52         313,521       17,389
 FHLB advances and other
   borrowings ....................       5.74         235,264       13,831
                                    ---------       ---------    ---------
  Total interest-bearing
    liabilities ..................       5.31         641,898       34,622
                                    ---------       ---------    ---------
Excess of interest-earning assets
  over interest-bearing
  liabilities ....................                   $ 54,549
                                                    =========    ---------
Net interest income ..............                                 $17,510
                                                                 =========
Interest rate spread .............       2.49%
                                    =============
Net interest margin ..............       2.90%
                                    =============
Ratio of interest-earning assets
  to interest-bearing liabilities                      108.50%
                                                    =========

                    (RESTUBBED TABLE CONTINUED FROM ABOVE)

                                                    1995                                  1994
                                    -----------------------------------  ----------------------------------------------
                                      YIELD/     AVERAGE                   YIELD/      AVERAGE                   YIELD/
                                       RATE      BALANCE      INTEREST      RATE       BALANCE      INTEREST      RATE
                                    --------- -----------  ----------- --------- ----------- -----------  -------------
Interest-earning assets:
 Loans receivable, net ...........     7.65%     $419,501      $30,171      7.19%      $364,224     $23,513       6.46%
 Mortgage-backed securities  .....     6.78        59,204        4,093      6.91         35,215       2,308       6.55
 Short-term investments(1)  ......     5.72        23,844        1,491      6.25         21,101         803       3.81
 Tax certificates ................     8.66        37,377        3,087      8.26         39,228       3,207       8.17
 Long-term investments and FHLB
   stock, net ....................     6.87         7,930          577      7.29         10,041         590       5.89
                                    -------   -----------  ----------- ---------    ----------- -----------  ---------
  Total interest-earning assets  .     7.49       547,856       39,419      7.20        469,809      30,421       6.48
                                    -------   -----------  ----------- ---------    ----------- -----------  ---------
Interest-bearing liabilities:
 NOW/Money Market ................     2.34        41,196          875      2.12         51,860       1,102       2.12
 Savings .........................     4.38        55,950        2,420      4.33         46,925       1,716       3.66
 Certificate of deposits .........     5.55       276,564       14,554      5.26        221,074       8,526       3.86
 FHLB advances and other
   borrowings ....................     5.88       144,052        8,456      5.87        120,604       4,951       4.11
                                    -------   -----------  ----------- ---------    ----------- -----------  ---------
  Total interest-bearing
    liabilities ..................     5.39       517,762       26,305      5.08        440,463      16,295       3.70
                                    -------   -----------  ----------- ---------    ----------- -----------  ---------
Excess of interest-earning assets
  over interest-bearing
  liabilities ....................               $ 30,094                              $ 29,346


                                                    1995                                  1994
                                    -----------------------------------  -----------------------------------------------
                                      YIELD/     AVERAGE                   YIELD/      AVERAGE                   YIELD/
                                       RATE      BALANCE      INTEREST      RATE       BALANCE      INTEREST      RATE
                                    --------- -----------  ----------- ---------   -----------   -----------   ---------

                                    --------- ===========   ----------- --------- ===========
Net interest income ..............                             $13,114                              $14,126
                                    ---------               ===========                          ===========
Interest rate spread .............     2.10%                                2.12%                                 2.78%
                                    =========                             =========                             =========
Net interest margin ..............     2.51%                                2.39%                                 3.01%
                                    =========                             =========                             =========
Ratio of interest-earning assets
  to interest-bearing liabilities                 105.81%                               106.66%
                                    =========  ===========                           ===========

--------------

(1) Short-term investments include FHLB overnight deposits, securities purchased under agreements to resell, federal funds sold and certificates of deposit.

   RATE/VOLUME ANALYSIS. The following table presents, for the periods indicated, the changes in interest income and the changes in interest expense attributable to the changes in interest rates and the changes in the volume of interest-earning assets and interest-bearing liabilities. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) changes in volume (change in volume multiplied by prior year rate); (ii) changes in rate (change in rate multiplied by prior year volume); (iii) changes in rate/volume (change in rate multiplied by change in volume); and (iv) total changes in rate and volume.

                                              YEAR ENDED SEPTEMBER 30,
                                       --------------------------------------
                                                    1996 V. 1995
                                       --------------------------------------
                                                 INCREASE (DECREASE)
                                                       DUE TO
                                       --------------------------------------
                                         CHANGES     CHANGES       CHANGES
                                           IN          IN             IN
                                         VOLUME       RATE       RATE/VOLUME
                                       ---------- ----------  --------------
                                                   (IN THOUSANDS)
Interest income attributable to:
 Loans ..............................    $ 8,689     $1,905          $548
 Mortgage-backed securities and
  collateralized mortgage obligations        242        (81)           (4)
 Short-term investments(1) ..........      1,088       (127)          (93)
 Tax Certificates ...................       (210)       152           (11)
 Long-term investments and
   FHLB stock .......................        687        (33)          (39)
                                       ---------  ---------   -----------
  Total interest-earning assets  ....     10,496      1,816           401
                                       ---------  ---------   -----------
Interest expense attributable to:
   NOW/Money Market .................       (171)        88           (17)
 Savings ............................        173         31             3
 Certificates of Deposit ............      1,946        785           104
 FHLB advances and other borrowings        5,354         13             8
                                       ---------  ---------   -----------
  Total interest-bearing liabilities       7,302        917            98
                                       ---------  ---------   -----------
 Increase (decrease) in net interest
   income ...........................    $ 3,194     $  899          $303
                                       =========   ========   ===========

                    (RESTUBBED TABLE CONTINUED FROM ABOVE)

                                                      YEAR ENDED SEPTEMBER 30,
                                       ------------------------------------------------------------------
                                                            1995 V. 1994
                                       ------------------------------------------------------------------
                                                        INCREASE (DECREASE)
                                                               DUE TO
                                       ------------------------------------------------------------------
                                          TOTAL       CHANGES      CHANGES       CHANGES         TOTAL
                                         INCREASE       IN           IN             IN          INCREASE
                                        (DECREASE)    VOLUME        RATE       RATE/VOLUME     (DECREASE)
                                       ----------- ----------  -----------   --------------  -------------
Interest income attributable to:
 Loans ..............................    $11,142      $3,568       $ 2,683        $  407        $ 6,658
 Mortgage-backed securities and
  collateralized mortgage obligations        157       1,572           126            87          1,785
 Short-term investments(1) ..........        868         104           517            67            688
 Tax Certificates ...................        (69)       (151)           33            (2)          (120)
 Long-term investments and
   FHLB stock .......................        615        (124)          140           (29)           (13)
                                       ---------   ---------   -----------    ----------      ---------
  Total interest-earning assets  ....     12,713       4,969         3,499           530          8,998
                                       ---------   ---------   -----------    ----------      ---------
Interest expense attributable to:
   NOW/Money Market .................       (100)       (227)           --            --           (227)
 Savings ............................        207         330           314            60            704
 Certificates of Deposit ............      2,835       2,140         3,108           780          6,028
 FHLB advances and other borrowings        5,375         963         2,128           414          3,505
                                       ---------   ---------   -----------    ----------      ---------
  Total interest-bearing liabilities       8,317       3,206         5,550         1,254         10,010
                                       ---------   ---------   -----------    ----------      ---------
 Increase (decrease) in net interest
   income ...........................    $ 4,396      $1,763       $(2,051)       $ (724)       $(1,012)
                                       =========   =========   ===========    ==========      =========

---------

(1) Short-term investments include FHLB overnight deposits, securities purchased under agreements to resell, federal funds sold and certificates of deposit.

LENDING ACTIVITIES

   GENERAL. The Company focuses its lending activity on purchasing and originating single-family residential mortgage loans. The Company's lending strategy also includes expanding its commercial real estate, commercial business, and real estate construction lending. The Company also currently offers consumer loans, such as automobile loans and boat loans, primarily as an accommodation to existing customers.

   LOAN PORTFOLIO. The Company's loan portfolio primarily consists of adjustable-rate mortgage loans and, to a lesser extent, fixed-rate mortgage loans secured by one-to-four-family residential and commercial real estate. As of September 30, 1996, the Company's loan portfolio totaled $644.0 million, of which $570.9 million or 79.7% consisted of one-to-four-family residential first mortgages. At the present time, the Company's residential real estate loans are primarily "conventional" loans, which means that these loans are not insured by the Federal Housing Administration (the "FHA") or guaranteed by the Veterans Administration (the "VA"). The Company is, however, approved to originate FHA and VA loans. The average yield on the Company's mortgage loans, of which 76.7% had adjustable rates and 23.3% had fixed rates, was 7.65%, 7.19% and 6.46% for the fiscal years ended September 30, 1996, 1995 and 1994, respectively. The remainder of the Company's loan portfolio consisted of $49.3 million of commercial real estate loans (6.9% of total loans); five or more unit residential loans of $12.6 million (1.7% of total loans); $2.7 million of second mortgage loans (0.4% of total loans); $2.6 million of consumer loans (0.4% of total loans); $5.8 million of commercial business loans (0.8% of total loans); and $2.7 million of other loans (0.4% of total loans).

   At September 30, 1996, the Company's loan portfolio included $38.2 million of residential mortgage loans to nonresident aliens. See "Mortgage Loan Purchases and Originations" for additional information on the Company's loans to non-resident aliens.

   Set forth below is a table showing the Company's loan origination, purchase and sale activity for the periods indicated.

                                                                      YEAR ENDED SEPTEMBER 30,
                                                               --------------------------------------
                                                                   1996          1995         1994
                                                               ------------ -----------  -----------
                                                                           (IN THOUSANDS)
Total loans receivable, net, at beginning of period(1)  .....    $ 453,350     $413,287     $310,441
Loans originated:
 Residential real estate ....................................       65,954       54,438       72,108
 Commercial, business and consumer ..........................       16,705        7,556        3,885
                                                               ------------ -----------  -----------
  Total loans originated ....................................       82,659       61,994       75,993
Loans purchased .............................................      250,215       76,081      150,502
Loans sold ..................................................       (4,356)      (2,449)     (21,867)
Principal payments and amortization of discounts and
  premiums ..................................................     (133,836)     (93,787)     (96,214)
Loans charged off ...........................................         (493)        (594)      (1,582)
Transfers to real estate owned ..............................       (1,154)      (1,182)      (3,986)
                                                               ------------ -----------  -----------
   Total loans receivable, net, at end of period(1)  ........    $ 646,385     $453,350     $413,287
                                                               ============  ===========   ===========

---------
(1) Includes loans held for sale.

   The following table sets forth certain information with respect to the composition of the Company's loan portfolio, including mortgage loans held for sale and mortgage-backed securities, as of the dates indicated. For additional information as to the Company's mortgage-backed securities, including carrying values and approximate market values of such securities, see Notes 1 and 4 of the Notes to the Company's Consolidated Financial Statements included in Appendix D hereto.


                                            AS OF SEPTEMBER 30,
                                   ------------------------------------
                                             1996               1995
                                   -----------------------  -----------
                                      AMOUNT      PERCENT      AMOUNT
                                   ----------- ----------  -----------
                                          (DOLLARS IN THOUSANDS)
First mortgage loans:
 One-to-four-family residential      $570,890       79.7%     $433,122
 Five-or-more-unit residential  .      12,559        1.7         1,124
 Commercial .....................      49,318        6.9        10,223
Second mortgage loans ...........       2,748        0.4         2,412
                                   ---------- ----------   -----------
Total first and second mortgage
loans ...........................     635,515       88.7       446,881
                                   ---------- ----------   -----------
Consumer loans ..................       2,648        0.4           920
Commercial business loans  ......       5,822        0.8         3,632
                                   ---------- ----------   -----------
 Total loans receivable .........     643,985       89.9       451,433
                                   ---------- ----------   -----------
Deferred loan fees, premiums and
(discounts) .....................       4,558        0.6         3,386
Allowance for loan losses  ......      (2,158)      (0.3)       (1,469)
                                   ---------- ----------   -----------
Loans receivable, net(1) ........     646,385       90.2       453,350
                                   ---------- ----------   -----------
Mortgage-backed securities, net        70,165        9.8        52,998
                                   ---------- ----------   -----------
  Total loans receivable, net
    and mortgage-backed
    securities ..................    $716,550      100.0%     $506,348
                                   ========== ==========   ===========
Weighted average yield on total
loan losses receivable, net, and
mortgage-backed securities  .....                   7.86%
                                                ==========

                    (RESTUBBED TABLE CONTINUED FROM ABOVE)

                                             1994                     1993                      1992
                                   -----------------------  ----------------------- -----------------------
                                     PERCENT      AMOUNT      PERCENT    AMOUNT     PERCENT     AMOUNT     PERCENT
                                   ---------- -----------  ---------- ----------- ---------- -----------  ----------

First mortgage loans:
 One-to-four-family residential        85.5%     $395,028       84.0%     $301,689        93.3%     $224,707       89.7%
 Five-or-more-unit residential  .       0.2         2,164        0.5           705         0.2           856        0.3
 Commercial .....................       2.0         4,469        0.9           748         0.2           350        0.1
Second mortgage loans ...........       0.5         2,616        0.6           623         0.2           631        0.3
                                   --------    ----------   --------    ----------  ----------      --------   --------
Total first and second mortgage
loans ...........................      88.2       404,277       86.0       303,765        93.9       226,544       90.4
                                   --------    ----------   --------    ----------  ----------      --------   --------
Consumer loans ..................       0.2         2,336        0.5         2,786         0.9         2,664        1.1
Commercial business loans  ......       0.7         4,732        1.0         3,665         1.1         2,143        0.8
                                   --------    ----------   --------    ----------  ----------      --------   --------
 Total loans receivable .........      89.1       411,345       87.5       310,216        95.9       231,351       92.3
                                   --------    ----------   --------    ----------  ----------      --------   --------
Deferred loan fees, premiums and
(discounts) .....................       0.7         2,783        0.6         1,409         0.4          (437)      (0.2)
Allowance for loan losses  ......      (0.3)         (841)      (0.2)       (1,184)       (0.4)         (265)      (0.1)
                                   --------    ----------   --------    ----------  ----------      --------   --------
Loans receivable, net(1) ........      89.5       413,287       87.9       310,441        95.9       230,649       92.0
                                   --------    ----------   --------    ----------  ----------      --------   --------
Mortgage-backed securities, net        10.5        57,155       12.1        13,156         4.1        19,957        8.0
                                   --------    ----------   --------    ----------  ----------      --------   --------
  Total loans receivable, net
    and mortgage-backed
    securities ..................     100.0%     $470,442      100.0%     $323,597       100.0%     $250,606      100.0%
                                   ========    ==========   ========    ==========  ==========      ========   ========
Weighted average yield on total
loan losses receivable, net, and
mortgage-backed securities  .....      7.53%                    6.60%                     6.37%                    7.90%
                                   ========                 ========                ==========                 ========

---------
(1) Includes loans held for sale.

   The following table sets forth, as of September 30, 1996 the amount of loans, mortgage loans held for sale and mortgage-backed securities held in the Company's portfolio by category and expected principal repayments by year. As of September 30, 1996, the total amount of loans with contractual maturities greater than one year with fixed and adjustable interest rates totaled approximately $119.0 million and $368.3 million, respectively.


                                    OUTSTANDING ON
                                    SEPTEMBER 30,
                                         1996           1997         1998
                                   --------------- -----------  -----------
                                                 (IN THOUSANDS)
First Mortgage Loans:
 One-to-four-family residential        $570,890       $133,259     $ 96,871
 Five-or-more-unit residential  .        12,559          3,763        2,973
 Commercial .....................        49,318         13,415       10,668
Second Mortgage loans ...........         2,748            792          736
                                   --------------- -----------  -----------
 Total first and second mortgage
   loans ........................       635,515        151,229      111,248
 Consumer .......................         2,648          1,552        1,096
 Commercial business loans  .....         5,822          3,885        1,937
                                   --------------- -----------  -----------
 Total loans receivable .........       643,985        156,666      114,281
Mortgage-backed securities  .....        70,002         17,099       14,128
                                   --------------- -----------  -----------
  Total .........................      $713,987       $173,765     $128,409
                                   ===============  ===========   ===========

                    (RESTUBBED TABLE CONTINUED FROM ABOVE)

                                                              2001-       2003-       2006 AND
                                      1999        2000         2002        2006        THEREAFTER
                                   ---------- ----------  ---------- ----------- -----------------

First Mortgage Loans:
 One-to-four-family residential      $72,613     $55,069     $42,273     $109,147       $61,658
 Five-or-more-unit residential  .      2,331       1,810       1,390          292            --
 Commercial .....................      8,431       6,614      10,190           --            --
Second Mortgage loans ...........        686         534          --           --            --
                                   ---------  ----------  ----------   ----------   -----------
 Total first and second mortgage
   loans ........................     84,061      64,027      53,853      109,439        61,658
 Consumer .......................         --          --          --           --            --
 Commercial business loans  .....         --          --          --           --            --
                                   ---------  ----------  ----------   ----------   -----------
 Total loans receivable .........     84,061      64,027      53,853      109,439        61,658
Mortgage-backed securities  .....     11,738       6,943       3,951       10,718         5,425
                                   ---------  ----------  ----------   ----------   -----------
  Total .........................    $95,799     $70,970     $57,804     $120,157       $67,083
                                   =========  ==========  ==========   ==========   ===========

   Applicable regulations permit the Company to engage in various categories of secured and unsecured commercial and consumer lending, in addition to residential real estate financing, subject to limitations on the percentage of total assets attributable to certain categories of loans. An additional limitation imposed by regulation requires that certain types of loans only be made in aggregate amounts that do not exceed specified percentages of the institution's capital. As of September 30, 1996, 19.5% of the Company's gross loans receivable (15.3% of total assets) were secured by properties located in California and 40.8% of gross loans receivable (31.9% of total assets) were secured by properties located in Florida. Because of this concentration, regional economic circumstances in those states could affect the level of the Company's non-performing loans. The following table sets forth, as of September 30, 1996 the distribution of the amount of the Company's loans (including mortgage loans held for sale) by state.

                                 OUTSTANDING ON
STATE                          SEPTEMBER 30, 1996
---------------------------- -------------------
                                 (IN THOUSANDS)
Florida(1) .................        $262,747
California .................         125,802
Ohio .......................          27,808
New Jersey .................          20,411
Maryland ...................          19,346
Colorado ...................          19,099
Virginia ...................          19,038
New York ...................          18,363
Illinois ...................          16,261
Arizona ....................          12,275
Michigan ...................          11,179
Minnesota ..................          10,996
Connecticut ................          10,661
Massachusetts ..............          10,274
Texas ......................           6,884
Georgia ....................           5,679
Washington .................           5,492
Pennsylvania ...............           4,475
Nevada .....................           2,762
Utah .......................           1,915
District of Columbia .......           1,839
Missouri ...................           1,816
Tennessee ..................           1,704
South Carolina .............           1,664
North Carolina .............           1,485
Oregon .....................           1,458
New Hampshire ..............           1,357
Oklahoma ...................           1,331
Kentucky ...................           1,280
Arkansas ...................           1,250
Alabama ....................           1,154
Indiana ....................           1,036
Kansas .....................           1,036
Wisconsin ..................           1,010
Maine ......................             858
Louisana ...................             831
Rhode Island ...............             792
Hawaii .....................             731
Idaho ......................             641
Others(2) ..................             775
Not secured by real estate             8,470
                              -------------------
 Total .....................        $643,985
                              ===================

---------
(1) Does not include $40.1 million of tax certificates representing liens secured by properties in Florida.

(2) Less than $500,000 in any one state.

   RESIDENTIAL MORTGAGE LOAN PURCHASES AND ORIGINATIONS. The Company's lending primarily involves purchasing in the secondary mortgage market and originating loans secured by first mortgages on real estate improved with single-family dwellings. The Company services loans in its portfolio that it originates. The Company attempts to purchase loans servicing-released, when available, although at September 30, 1996, the Company's loan portfolio included $320.0 million of loans that were serviced by others. As of September 30, 1996, the Company was servicing a total of approximately $318.8 million in mortgage loans, including $3.8 of loans serviced for others.

   The Company's first mortgage loans purchased or originated are generally repayable over 15 or 30 years. Additionally, the Company offers second mortgage residential loans with maturities ranging from five to 15 years. Residential loans typically remain outstanding for shorter periods than their contractual maturities because borrowers prepay the loans in full upon sale of the mortgaged property or upon refinancing of the original loan. The Company currently originates and purchases fixed-rate and adjustable-rate first mortgage loans secured by owner-occupied residences with 15-year term or 30-year term amortization, and second mortgage loans with 15-year term amortization or 30-year term amortization with a balloon payment after five years.

   The Company's adjustable-rate mortgage loans ("ARMs") generally have interest rates that adjust monthly, semi-annually or annually at a margin over the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of one year published by the Federal Reserve or the FHLB 11th District cost-of-funds index ("COFI") published by the FHLB of San Francisco. The maximum interest rate adjustment of the Company's ARMs is generally 1% semi-annually and 6% over the life of the loan, above or below the initial rate on the loan for semi-annual adjustables, or 2% annually and 6% over the life of the loan, above or below the initial rate on the loan for annual adjustables. The Company's COFI loans with monthly adjustable interest rates also provide for a 7.5% cap on monthly payment increases from one annual payment adjustment to the next, except at the end of five years, when monthly payments may be adjusted by more than the payment increase cap in order to provide for the complete amortization by maturity. Because of the payment cap and the different times at which interest rate adjustments and payment adjustments are made on these loans, monthly payments on these loans may not be sufficient to pay the interest accruing on the loan. The amount of any shortage is added to the principal balance of the loan to be repaid through future monthly payments to the Company ("negative amortization"). If the loan-to-value ratio is high, negative amortization could significantly increase the risk associated with the loan; the Company's management, however, believes that this risk is mitigated due to the relative stability of the index used and to conservative underwriting policies.

   The Company sometimes purchases or originates loans with "teaser" rates that are below market rates during an initial period after the loan is x originated. For loans with teaser rates, the borrower's ability to repay is determined upon fully indexed rates.

   Applicable regulations permit the Company to lend up to 100% of the appraised value of the real property securing a loan ("loan-to-value ratio"). The Company, however, generally does not make or acquire loans with loan-to-value ratios that exceed 80% at origination. When terms are favorable, the Company will purchase or originate single-family mortgage loans with loan-to value ratios between 80% and 95%. In most of these cases, the Company will, as a matter of policy, require the borrower to obtain private mortgage insurance that insures that portion of the loan exceeding the 80% loan-to-value ratio, thereby reducing the risk to no more than 80% of appraised value.

   The Company generally applies the same underwriting criteria to residential mortgage loans purchased or originated. In its loan purchases, the Company generally reserves the right to reject particular loans from a loan package being purchased and does reject loans in a package that do not meet its underwriting criteria. In determining whether to purchase or originate a loan, the Company assesses both the borrower's ability to repay the loan and the adequacy of the proposed collateral. On originations, the Company obtains appraisals of the property securing the loan. On purchases, the Company reviews the appraisal obtained by the loan seller or originator and arranges for an updated review appraisal before purchasing the loan. On purchases and originations, the Company reviews information concerning the income, financial condition, employment and credit history of the applicant. On purchases, the Company generally obtains a credit report on the borrower separate from that provided by the loan seller.

   The Company has adopted written, non-discriminatory underwriting standards for use in the underwriting and review of every loan considered for origination or purchase. These underwriting standards are reviewed and approved annually by the Company's Board of Directors. The Company's underwriting standards for residential mortgage loans generally conform to (except as to principal balance and with regard to certain loans discussed below, as to the borrower's citizenship and related factors) standards established by Fannie Mae ("FNMA") and the Federal Home Loan Mortgage Corporation (the "FHLMC"). A loan application is obtained or reviewed by the Company's underwriters to determine the borrower's ability to repay, and confirmation of the more significant information is obtained through the use of credit reports, financial statements, and employment and other verifications.

   The Company generally uses appraisals to determine the value of collateral for all loans it originates. When originating a real estate mortgage loan, the Company obtains a new appraisal of the property from an independent third party to determine the adequacy of the collateral, and such appraisal is reviewed by one of the underwriters. With respect to a substantial percentage of loans purchased, the collateral value is determined by reference to a review appraisal. Otherwise, the collateral value is determined by reference to the documentation contained in the original file. Borrowers are required to obtain casualty insurance and, if applicable, flood insurance in amounts at least equal to the outstanding loan balance or the maximum amount allowed by law.

   The Company also requires that a survey be conducted and title insurance be obtained, insuring the priority of its mortgage lien. Pursuant to its underwriting standards, the Company generally requires private mortgage insurance policies on newly originated mortgage loans with loan-to-value ratios greater than 80%. All loans are reviewed by the Company's underwriters to ensure that its guidelines are met or that waivers are obtained in limited situations where offsetting factors exist.

   With regard to loan purchases, a legal review of every loan file is conducted to determine the adequacy of the legal documentation. The Company receives various representations and warranties from the sellers of the loans regarding the quality and characteristics of the loans.

   Approximately $38.2 million, or 5.9%, of the Company's gross loans receivable are first mortgage loans to non-resident aliens secured by single-family residences located in Florida. These loans are purchased and originated by the Company in a manner similar to that described above for other residential loans. Loans to non-resident aliens generally afford the Company an opportunity to receive rates of interest higher than those available from other single-family residential loans. Nevertheless, such loans generally involve a greater degree of risk than other single-family residential mortgage loans. The ability to obtain access to the borrower is more limited for non-resident aliens, as is the ability to attach or verify assets located in foreign countries. The Company has attempted to minimize these risks through its underwriting standards for such loans (including generally lower loan-to-value ratios and qualification based on verifiable assets located in the United States).

   COMMERCIAL REAL ESTATE LENDING. The Company's commercial real estate lending division originates or purchases multi-family and commercial real estate loans from $250,000 to $4.0 million. The Company's strategy is to promote commercial lending together with private banking (see "Private Banking" below), as both areas seek to develop long-term relationships with select businesses, real estate borrowers, and professionals. At September 30, 1996, the Company had $49.3 million of commercial real estate loans, representing a total of 6.9% of the Company's loan portfolio before net items. The Company's commercial real estate loan portfolio includes loans secured by apartment buildings, office buildings, warehouses, retail stores and other properties, which are located in the Company's primary market area. Commercial real estate loans generally are originated in amounts up to 75% of the appraised value of the property securing the loan. In determining whether to originate or purchase multi-family or commercial real estate loans, the Company also considers such factors as the financial condition of the borrower and the debt service coverage of the property. Commercial real estate loans are made at both fixed and adjustable interest rates for terms of up to 10 years.

   Appraisals on properties securing commercial real estate loans originated by the Company are performed at the time the loan is made by an independent appraiser. In addition, the Company's underwriting procedures generally require verification of the borrower's credit history, income and financial statements, banking relationships, references and income projections for the property. Personal guarantees are generally obtained for the Company's commercial real estate loans.

   Management's expansion into this area reflects its business strategy to obtain seasoned loan product divested by the super-regional financial companies in South Florida and its belief that commercial real estate loans are generally of short-to moderate-term with higher-yielding variable interest rates as compared to residential loans. In December 1995, the Company purchased approximately $32.0 million of commercial real estate loans in Florida from another financial institution. The loan package comprised 23 loans with principal balances ranging from $430,000 to $4.7 million. Management believes that with the recent acquisition of several Florida-based financial institutions by out-of-state regional banks, the Company will be able to expand its commercial real estate business.

   Commercial real estate lending affords the Company an opportunity to receive interest at rates higher than those generally available from one-to-four-family residential lending. Nevertheless, loans secured by such properties are generally larger and involve a greater degree of risk than one-to-four-family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. In addition, adjustable-rate commercial real estate loans are subject to increased risk of delinquency or default as interest rates increase. The Company has attempted to minimize these risks through its underwriting standards.

   REAL ESTATE CONSTRUCTION LENDING. The Company has commenced a program to make real estate construction loans to individuals for the construction of their residences, as well as to builders and real estate developers for the construction of one-to-four-family residences and commercial and multi-family real estate, although at September 30, 1996, the Company had no construction loans.

   Construction loans to individuals for their residences may be, but would not be required to be, structured to be converted to permanent loans with the Company at the end of the construction phase. Such residential construction loans would generally be underwritten pursuant to the same guidelines used for originating permanent residential loans. The Company's construction loans would typically have terms of up to nine months and have rates higher than permanent one-to-four-family loans offered by the Company. During the construction phase, the borrower would pay interest only. Generally, the maximum loan-to-value ratio of owner-occupied, single-family construction loans would be 75%.

   The Company may from time to time make construction loans on commercial real estate projects secured by apartments, shopping centers, industrial properties, small office buildings, medical facilities or other property. Such loans would generally be structured to be converted to permanent loans at the end of the construction phase, which generally runs from 12 to 18 months. These construction loans would have rates and terms that match any permanent commercial real estate loan then offered by the Company, except that during the construction phase, the borrower would pay interest only. These loans would generally provide for the payment of interest and loan fees from loan proceeds.

   Because of the uncertainties inherent in estimating construction costs and the market for the project upon completion, it is relatively difficult to evaluate accurately the total loan funds that would be required to complete a project, the related loan-to-value ratios, and the likelihood of ultimate success of a project. Construction loans to borrowers other than owner-occupants also involve many of the same risks discussed above regarding commercial real estate loans and tend to be more sensitive to general economic conditions than many other types of loans. Also, the funding of loan fees and interest during the construction phase makes the monitoring of the progress of the project particularly important, as customary early warning signals of project difficulties may not be present.

   COMMERCIAL BUSINESS LENDING. Commercial business loans totaled $5.8 million as of September 30, 1996, representing .8% of total loans. In its commercial business loan underwriting, the Company evaluates the value of the collateral securing the loan and assesses the borrower's creditworthiness and ability to repay. While commercial business loans generally are made for shorter terms and at higher yields than one-to-four-family residential loans, such loans generally involve a higher level of risk than one-to-four-family residential loans because the risk of borrower default is greater and the collateral may be more difficult to liquidate and more likely to decline in value.

   LOAN PORTFOLIO QUALITY. Federal regulations require a savings institution to review its assets on a regular basis and, if appropriate, to classify assets as "substandard," "doubtful", or "loss" depending on the likelihood of loss. General allowances for loan losses are required to be established for assets classified as substandard or doubtful. For assets classified as loss, the institution must either establish specific allowances equal to the amount classified as a loss or charge off such amount. Assets that do not require classification as substandard but that possesses credit deficiencies or potential weaknesses deserving management's close attention are required to be designated as "special mention." The deputy director of the appropriate OTS regional office may approve, disapprove or modify any classifications of assets and any allowance for loan losses established.

   Additionally, under standard banking practices, an institution's asset quality is also measured by the level of non-performing loans in the institution's portfolio. Non-performing loans consist of (i) non-accrual loans; (ii) loans that are more than 90 days contractually past due as to interest or principal but that are well-secured and in the process of collection or renewal in the normal course of business; and (iii) loans that have been renegotiated to provide a deferral of interest or principal because of a deterioration in the financial condition of the borrower. The Company provides delinquency notices to borrowers when loans are 30 or more days past due. The Company places conventional mortgage loans on non-accrual status when more than 90 days past due. When a loan is placed on non-accrual status, the Company reverses all accrued and uncollected interest. The Company also begins appropriate legal procedures to obtain repayment of the loan or otherwise satisfy the obligation.

   As of September 30, 1996, the Company had $8.3 million in substandard assets of which $7.8 million are included in non-performing assets. Substandard assets consisted of the following:

                                                  AS OF
                                            SEPTEMBER 30, 1996
                                           -------------------
                                              (IN THOUSANDS)
One-to-four-family residential loans ........   $6,409
Consumer and business loans  ................       15
REO .........................................      632
Tax certificates ............................    1,264
                                                ------
 Total Substandard Assets ...................   $8,320
                                                ======

In addition, $259,000 of tax certificates were classified as loss as of September 30, 1996 and have been specifically reserved for.

   The following table sets forth information regarding the Company's allowance for loan losses for the periods indicated:

                                                                       FOR THE YEAR ENDED SEPTEMBER 30,
                                                            ----------------------------------------------------
                                                               1996       1995        1994       1993       1992
                                                            --------- ---------  ---------- --------- ----------
                                                                                (IN THOUSANDS)
Allowance for loan losses balance (at beginning of period     $1,469     $  841     $ 1,184     $  265      $195
Provisions (credit) for loan losses ......................      (120)     1,221       1,187      1,052        70
Allowance from Bank of Florida ...........................       183         --          --         --        --
Allocation from discounts on loans purchased .............        --         --          --         90        --
Loans charged off:
One-to four-family residential loans .....................      (493)      (535)     (1,582)      (223)       --
Commercial and other .....................................        --        (59)         --         --        --
                                                            --------  ---------  ---------- ----------  --------
 Total                                                          (493)      (594)     (1,582)      (223)       --
                                                            --------  ---------  ---------- ----------  --------
Recoveries:
One-to four-family residential loans .....................     1,119          1          52         --        --
                                                            --------  ---------  ---------- ----------  --------
Allowance for loan losses, balance (at end of period)  ...    $2,158     $1,469     $   841     $1,184      $265
                                                            ========  =========  ========== ==========  ========


   Historically, recoveries of charged off loans have been minimal since charged off loans have been primarily one-to-four family residential loans and typically the only substantial asset available to the Company is the real estate securing the loan which is acquired through foreclosure and sold. However, in its fiscal year ended September 30, 1996, the Company received a recovery of approximately $1.0 million as settlement of litigation the Company initiated against a seller of residential mortgage loans. The Company is not aware of any significant liability related to REO or loans that may be foreclosed.

   The following table sets forth the allocation of general allowance for loan losses by loan category for the periods indicated.

                                                                   AT SEPTEMBER 30,
                                   ------------------------------------------------------------------------------
                                              1996                       1995                        1994
                                   ------------------------  ------------------------ ---------------------------
                                                % OF LOANS                % OF LOANS                % OF LOANS
                                                  IN EACH                  IN EACH                    IN EACH
                                                CATEGORY TO               CATEGORY TO               CATEGORY TO
                                     AMOUNT     TOTAL LOANS     AMOUNT    TOTAL LOANS   AMOUNT      TOTAL LOANS
                                   --------- --------------  --------- -------------- ---------    --------------
Balance at end of period
applicable to: ..................
One-to-four-family residential
mortgages .......................    $1,381         88.6%       $1,207         95.9%         $766          96.0%
Commercial and other loans  .....       739         11.4%          168          4.1%           75           4.0%
Unallocated .....................        38          N/A            94          N/A            --           N/A
                                   --------    ---------       -------     --------      --------        ------
Total allowances for loan losses     $2,158        100.0%       $1,469        100.0%         $841         100.0%
                                   ========    =========       =======     ========      ========        ======

   For additional information regarding the Company's allowance for loan losses and the credit quality of the Company's assets, see "Management's Discussion and Analysis of Financial Condition and Results of
Operations--Financial Condition--Credit Quality" in Appendix C hereto.


PRIVATE BANKING

   The Company's Private Banking Division focuses on the diverse lending and deposit needs of professionals and executives in South Florida. Private banking is customer-oriented, not transaction-oriented, with an emphasis on building a total banking relationship. The Private Banking target market includes the upscale markets of metropolitan Miami with emphasis on the Coral Gables and southwest Dade County areas.

   Currently, the Company's commercial business loans and non-interest-bearing demand deposit accounts are originated primarily by the Private Banking Division. The Company is developing its capability to deliver loan services to businesses in communities served by its branch offices. The Private Banking Division is also responsible for a portion of the residential real estate loans originated by the Company, particularly the loans with higher balances, which usually generate higher fees. The Company's consumer lending business is also generated by this division.

MORTGAGE BANKING

   The Company has established a correspondent mortgage banking operation for the origination of single-family residential mortgage loans in its market area. This correspondent operation consists of a network of mortgage brokers and lenders in South Florida that generate mortgage loans for the Company. Originations in the correspondent program, together with branch lending, reached $54.0 million in fiscal 1996.

INVESTMENTS

   The Company maintains an investment portfolio consisting primarily of federal agency securities, FHLB overnight deposits, securities purchased under agreements to resell and tax certificates. Federal regulations limit the instruments in which the Company may invest its funds. The Company's current investment policy permits purchases only of investments (with the exception of tax certificates) rated in one of the three highest grades by a nationally recognized rating agency and does not permit purchases of securities of non-investment grade quality (such as so-called "junk bonds").

   The Company's portfolio also includes tax certificates issued by various counties in the State of Florida. Tax certificates represent tax obligations that are auctioned by county taxing authorities on an annual basis in order to collect delinquent real estate taxes. Although tax certificates have no stated maturity, the certificate holder has the right to collect the delinquent tax amount, plus interest, and can file for a tax deed if the delinquent tax amount is unpaid at the end of two years. Tax certificates have a claim superior to most other liens. If the holder does not file for deed within seven years, the certificate becomes null and void. The Company has adopted detailed policies with regard to its investment in tax certificates, which specify due diligence procedures, purchasing procedures (including parameters for the location, type and size of tax certificates acceptable for purchase) and procedures for managing the portfolio after acquisition.

   The following table sets forth information regarding the Company's investments as of the dates indicated. Amounts shown are historical amortized cost. For additional information regarding the Company's investment securities, including the carrying values and approximate market values of such investment securities, see Notes 1 and 4 of the Notes to the Company's Consolidated Financial Statements included in Appendix D hereto.


                                                         AS OF SEPTEMBER 30,
                                                 ----------------------------------
                                                    1996        1995         1994
                                                 ---------- ----------  ----------
                                                       (DOLLARS IN THOUSANDS)
Securities purchased under agreements to
resell ........................................    $    --    $    --      $   700
Federal funds sold ............................        400         400         375
Federal agency securities .....................      4,985       4,675       2,003
FHLB overnight deposits .......................     28,253      31,813      11,212
Tax certificates ..............................     40,088      39,544      42,612
Other .........................................      1,711          11          11
                                                 ---------   ---------   ---------
 Total investment securities ..................    $75,437     $76,443     $56,913
                                                 =========   =========   =========
 Weighted average yield .......................       7.35%       7.88%       7.61%
                                                 =========   =========   =========

   The following table sets forth information regarding the maturities of the Company's investments as of September 30, 1996. Amounts shown are book values.


                                      PERIODS TO MATURITY
                                    FROM SEPTEMBER 30, 1996
                             ------------------------------------
                               WITHIN      1 THROUGH       OVER
                               1 YEAR       5 YEARS      5 YEARS
                             ---------- ------------  -----------
Federal agency securities      $ 2,004      $2,981       $  --
FHLB overnight deposits  ..     28,253          --          --
Tax certificates(1) .......     40,088          --          --
Federal funds sold ........        400          --          --
Other .....................        910         765           36
                             ---------   ---------      -------
 Total ....................    $71,655      $3,746        $  36
                             =========   =========      =======
 Weighted average yield  ..       7.36%       7.15%        6.76%
                             =========   =========      =======

----------
(1) Maturities are based on historical experience.


OTHER INTEREST-EARNINGS ASSETS

   Included in other interest-earning assets is stock of the FHLB of Atlanta, which totaled $12.2 million, $12.3 million and $7.9 million as of September 30, 1996, 1995 and 1994, respectively. The Company also had a $25,000 equity investment in the Community Reinvestment Group as of September 30, 1996 and 1995. Carrying value, which is par, is estimated to be the fair market value of these assets.

SOURCES OF FUNDS

   The Company's primary sources of funds for its investment and lending activities are customer deposits, loan repayments, funds from operations, the Company's capital and FHLB advances.

   DEPOSITS. The Company offers a full variety of deposit accounts ranging from passbook accounts to certificates of deposit with maturities of up to five years. The Company also offers transaction accounts, which include commercial checking accounts, negotiable order of withdrawal ("NOW") accounts, super NOW accounts and money market deposit accounts. The rates paid on deposits are established periodically by management based on the Company's need for funds and the rates being offered by the Company's competitors with the goal of remaining competitive without offering the highest rates in the market area. The Company has not utilized brokered deposits.

   The Company has placed increasing reliance on passbook accounts, money market accounts, certificates of deposit and other savings alternatives that are more responsive to market conditions than long-term, fixed-rate certificates. While market-sensitive savings vehicles permit the Company to reduce its cost of funds during periods of declining interest rates, such savings alternatives also increase the Company's vulnerability to periods of high interest rates. There are no regulatory interest rate ceilings on the Company's accounts.

   The following table sets forth information concerning the Company's deposits by account type and the weighted average nominal rates at which interest is paid thereon as of the dates indicated:

                                                                   AS OF SEPTEMBER 30,
                                          --------------------------------------------------------------------
                                                   1996                   1995                    1994
                                          ---------------------  --------------------- -----------------------
                                             AMOUNT      RATE       AMOUNT       RATE       AMOUNT      RATE
                                          ----------- --------  ----------- -------- ----------- -------------
                                                                 (DOLLARS IN THOUSANDS)
Passbook accounts:
 Regular ...............................    $ 73,741     4.44%     $ 50,327      3.04%     $ 44,533     3.04%
 Holiday club ..........................          39     2.00            46      2.00            50     1.75
                                          -----------            ----------            -------------
  Total passbook accounts ..............      73,780                 50,373                  44,583
                                          -----------            ----------            -------------
Checking:
 Insured money market ..................      16,556     3.87         7,733      2.68        18,006     1.51
 NOW and non-interest-bearing accounts        24,566     1.49        18,157      2.17        29,805     1.67
                                          ----------- --------   ----------             ------------
  Total transaction accounts ...........      41,122                 25,890                  47,811
                                          -----------            ----------            ------------
  Total passbook and checking accounts       114,902                 76,263                  92,394
                                          -----------            ----------            ------------
Certificates:
 30-89-day certificates of deposit  ....                                 91      2.73           166     3.01
 3-5-month certificates of deposit  ....       7,114     4.67         1,465      4.78         4,552     3.95
 6-8-month certificates of deposit  ....     159,850     5.40        93,684      5.65        87,071     4.23
 9-11-month certificates of deposit  ...      20,279     5.45         5,654      5.55         1,302     3.53
 12-17-month certificates of deposit  ..     124,637     5.49        79,637      5.90        71,115     4.44
 18-23-month certificates of deposit  ..      12,375     5.79        12,382      5.37        33,282     4.31
 24-29-month certificates of deposit  ..      42,875     5.94        18,593      5.57        24,453     4.36
 30-35-month certificates of deposit  ..       1,774     5.57         2,868      4.99         4,867     4.66
 36-60-month certificates of deposit  ..      22,300     5.93        19,437      5.81        28,593     5.46
                                          ----------- --------   ----------             ----------- --------
  Total certificates ...................     391,204                233,811                 255,401
                                          -----------            ----------             -----------
   Total ...............................    $506,106               $310,074                $347,795
                                          ===========            ==========             ===========
    Weighted average rate ..............                 5.11%                   4.99%                  3.88%
                                                       ========                ========               ========


   The following table sets forth information by various rate categories regarding the amounts of the Company's certificate accounts (under $100,000) as of September 30, 1996 that mature during the periods indicated:


                                                                          PERIODS TO MATURITY
                                                                        FROM SEPTEMBER 30, 1996
                                                          -------------------------------------------------
                                            AS OF            WITHIN        1 TO        2 TO       MORE THAN
                                      SEPTEMBER 30, 1996     1 YEAR      2 YEARS     3 YEARS       3 YEARS
                                     ------------------- -----------  ---------- ----------    ------------
                                                                  (IN THOUSANDS)
Certificate accounts:
 3.00% to 3.99% ...................        $     93         $     93     $    --     $   --      $    --
 4.00% to 4.99% ...................           6,700            6,182         366         152          --
 5.00% to 5.99% ...................         309,070          257,517      43,406       3,965        4,182
 6.00% to 6.99% ...................          21,555            8,819       6,762       2,405        3,569
 7.00% to 7.99% ...................             862              368          --          48          446
 8.00% to 8.99% ...................              --               --          --          --           --
                                     ------------------- -----------   ----------  ----------  ------------
 Total certificate accounts (under
  $100,000) .......................        $338,280         $272,979     $50,534      $6,570       $8,197
                                     =================== ===========   ==========  ==========  ============

   The following table sets forth information by various rate categories regarding the amounts of the Company's jumbo ($100,000 and over) certificate accounts as of September 30, 1996 that mature during the periods indicated:


                                                                        PERIODS TO MATURITY
                                                                      FROM SEPTEMBER 30, 1996
                                                         ------------------------------------------------
                                           AS OF           WITHIN        1 TO        2 TO       MORE THAN
                                     SEPTEMBER 30, 1996    1 YEAR      2 YEARS     3 YEARS       3 YEARS
                                    ------------------- ----------  ---------- ---------- ---------------
                                                                (IN THOUSANDS)
Jumbo certificate accounts:
 2.00% to 2.99% ..................        $   100          $   100      $  135       $ --        $ --
 4.00% to 4.99% ..................          1,733            1,598       6,308        331          219
 5.00% to 5.99% ..................         46,969           40,111       1,076        631          540
 6.00% to 6.99% ..................          4,021            1,774          --         --           --
 7.00% to 7.99% ..................            101               --          --         --          101
                                    ------------------- ----------  ---------- ---------- ------------
 Total jumbo certificate accounts         $52,924          $43,583      $7,519       $962         $860
                                    =================== ==========  ========== ========== ============

   Of the Company's total deposits at September 30, 1996, 1995 and 1994, 10.5%, 8.6% and 10.3%, respectively, were deposits of $100,000 or more issued to the public. Although jumbo certificates of deposit are generally more rate sensitive than smaller size deposits, management believes that the Company will retain these deposits.

   In 1995, the Company sold its three branches on the west coast of Florida, including their deposits which totaled $130 million at the date of sale. The sale was part of a shift in growth strategy to focus on South Florida and take advantage of consolidation trends in banking there. Also, as part of this strategy, the Company opened branches in Boca Raton, Florida in December 1995, Delray Beach, Florida in June 1996 and West Palm Beach, Florida in September 1996. On March 29, 1996, the Company acquired the Bank of Florida whose single branch with total deposits of $27.3 million was consolidated with the Company's South Miami branch. On November 15, 1996, as discussed above, the Company acquired Suncoast which had six branches.

   BORROWINGS. When the Company's primary sources of funds are not sufficient to meet deposit outflows, loan originations and purchases and other cash requirements, the Company may borrow funds from the FHLB of Atlanta and from other sources. The FHLB system acts as an additional source of funding for savings institutions. In addition, the Company uses subordinated notes and agreements to repurchase in order to increase funds.

   FHLB borrowings, known as "advances," are made on a secured basis, and the terms and rates charged for FHLB advances vary in response to general economic conditions. As a shareholder of the FHLB of Atlanta, the Bank is authorized to apply for advances from this bank. A wide variety of borrowing plans are offered by the FHLB of Atlanta, each with its own maturity and interest rate. The FHLB of Atlanta will consider various factors, including an institution's regulatory capital position, net income, quality and composition of assets, lending policies and practices, and level of current borrowings from all sources, in determining the amount of credit to extend to an institution. In addition, an institution that fails to meet the qualified thrift lender test may have restrictions imposed on its ability to obtain FHLB advances. BankUnited currently meets the qualified thrift lender test. See "Regulation--Savings Institution Regulation--Qualified Thrift Lender Test."

   The following tables set forth information as to the Company's borrowings as of the dates and for the periods indicated.


                                                                   AS OF SEPTEMBER 30,
                                      -----------------------------------------------------------------------------
                                                1996                       1995                      1994
                                      ------------------------  ------------------------ --------------------------
                                                     WEIGHTED                  WEIGHTED                   WEIGHTED
                                                     AVERAGE                    AVERAGE                   AVERAGE
                                        BALANCE        RATE        BALANCE       RATE        BALANCE        RATE
                                      ----------- -----------  -----------   -----------  -----------   -----------
                                                                  (DOLLARS IN THOUSANDS)
PERIOD END BALANCES:
FHLB advances(1) ...................    $237,000       5.73%      $241,000       5.92%       $136,000       5.17%
Subordinated notes .................         775       9.00            775       9.00             775       9.00
Securities sold under agreements to
repurchase (2) .....................          --        --            --           --          21,400       4.49
                                      ----------- -----------  ----------- ----------     -----------   --------
 Total borrowings ..................    $237,775       5.74%      $241,775       5.93%       $158,175       5.10%
                                      ==========  =========    =========== ==========      ==========   ========

                                                             FOR THE YEAR ENDED SEPTEMBER 30,
                                      -----------------------------------------------------------------------------
                                                1996                       1995                      1994
                                      ------------------------  ------------------------ --------------------------
                                                     WEIGHTED                  WEIGHTED                   WEIGHTED
                                                     AVERAGE                    AVERAGE                   AVERAGE
                                        BALANCE        RATE        BALANCE       RATE        BALANCE        RATE
                                      ----------- -----------  ----------- -----------    -----------   -----------
                                                                  (DOLLARS IN THOUSANDS)
AVERAGE BALANCES:
FHLB advances(1) ...................    $234,489       5.77%      $136,706       5.86%       $116,493       4.03%
Subordinated notes .................         775       9.00            775       9.00             775       9.00
Securities sold under agreements to
  repurchase (2) ...................          --         --          6,571       5.59           3,224       5.68
                                      ----------- ---------    -----------    -------       ---------      -----
 Total borrowings ..................    $235,264       5.78%      $144,052       5.86%       $120,492       4.11%
                                      =========== =========    ===========    =======       =========       ====

----------
(1) The maximum amount of FHLB advances outstanding during the years ended September 30, 1996, 1995 and 1994 was $244.0 million, $246.0 million and $149.0 million, respectively.

(2) The maximum amount of securities sold under agreements to repurchase at any month-end during the years ended September 30, 1995 and 1994 was $33.6 million and $21.4 million.

ACTIVITIES OF SUBSIDIARY.

   T&D Properties of South Florida, Inc., a Florida corporation ("T&D"), is a wholly owned operating subsidiary of the Bank, organized in 1991 to invest in tax certificates. T&D also holds title to, maintains, manages and supervises the disposition of real property acquired through tax deeds.

   Bay Holdings, Inc., a Florida corporation ("Bay Holding") is a wholly owned operating subsidiary of the Bank that holds title to, maintains, manages and supervises the disposition of real property acquired through foreclosure. Bay Holdings was established in 1994 for the purpose of insulating the Bank from risk of liability concerning maintenance, management and disposition of real property.

   BU Ventures, Inc., a Florida corporation ("BU Ventures") is a wholly owned operating subsidiary of the Company organized in 1994 to assume from T&D the responsibility for the maintenance, management and disposition of real property acquired through tax deeds.

EMPLOYEES

   At September 30, 1996, the Company had 126 full-time equivalent employees. The Company's employees are not represented by a collective bargaining group, and the Company considers its relations with its employees to be excellent. The Company provides employee benefits customary in the savings industry, which include group medical and life insurance, a 401(k) savings plan and paid vacations. The Company also provides stock awards and a profit sharing plan for certain officers, directors and employees.

                                  REGULATION

RECENT LEGISLATIVE DEVELOPMENTS

   In recent years, measures have been taken to reform the thrift and banking industries and to strengthen the insurance funds for depository institutions. The most significant of these measures for savings institutions was the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (the "FIRREA"), which has had a major impact on the operation and regulation of savings associations generally. In 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA"), became law. Although the FDICIA's primary purpose was to recapitalize the Bank Insurance Fund (the "BIF") of the FDIC, which insures the deposits of commercial banks, the FDICIA also affected the supervision and regulation of all federally insured depository institutions, including federal savings banks such as the Bank. More recent legislation has attempted to resolve the problems of the SAIF in meeting its minimum required reserve ratio and the related concern facing SAIF-insured institutions, such as the Bank, of paying significantly higher deposit insurance premiums than BIF-insured institutions. The following discussion is a summary of the significant provisions of the recent legislation affecting the banking industry.


   THE FINANCIAL INSTITUTIONS REFORM, RECOVERY, AND ENFORCEMENT ACT OF 1989. The FIRREA, which was enacted in response to concerns regarding the soundness of the thrift industry, brought about a significant regulatory restructuring, limited savings institutions' business activities, and increased their regulatory capital requirements. The FIRREA abolished the Federal Home Loan Bank Board and the Federal Savings and Loan Insurance Corporation (the "FSLIC"), and established the OTS as the primary federal regulator for savings institutions. Deposits at the Bank are insured through the SAIF, a separate fund managed by the FDIC for institutions whose deposits were formerly insured by the FSLIC. Regulatory functions relating to deposit insurance are generally exercised by the FDIC. The Resolution Trust Corporation (the "RTC") was created to manage conservatorships and receiverships of insolvent thrifts.

   THE FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991. The FDICIA authorizes regulators to take prompt corrective action to solve the problems of critically undercapitalized institutions. As a result, the banking regulators are required to take certain supervisory actions against undercapitalized institutions, the severity of which increases as an institution's level of capitalization decreases. Pursuant to the FDICIA, the federal banking agencies have established the levels at which an insured institution is considered to be "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." See "--Savings Institution Regulations--Prompt Corrective Action" below for a discussion of the applicable capital levels.

   The FDICIA requires that the federal banking agencies revise their risk-based capital requirements to include components for interest rate risk, concentration of credit risk and the risk of non-traditional activities. See "--Savings Institution Regulations--Regulatory Capital Requirements" below for a description of the final rule adopted by the OTS that incorporates an interest rate risk component in the risk-based capital requirement. Although adopted, implementation of this rule has been postponed indefinitely.

   In addition, the FDICIA requires each federal banking agency to establish standards relating to internal controls, information systems, and internal audit systems that are designed to assess the financial condition and management of the institution; loan documentation; credit underwriting; interest rate exposure; asset growth; and compensation, fees and benefits. The FDICIA lowered the qualified thrift lender ("QTL") investment percentage applicable to SAIF-insured institutions. See "--Savings Institution Regulations--Qualified Thrift Lender Test" below. The FDICIA also provided that a risk-based assessment system for insured depository institutions must be established before January 1, 1994. See "--Savings Institution Regulations--Insurance of Accounts" below. These requirements have been implemented. The FDICIA further requires annual on-site full examinations of depository institutions, with certain exceptions, and annual reports on institutions' financial and management controls.

   THE RIEGLE-NEAL INTERSTATE BANKING AND BRANCHING EFFICIENCY ACT OF 1994. In September 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Branching Act") became law. Savings associations, whose primary federal regulator is the OTS, generally are not directly affected by the Interstate Branching Act except for a provision that allows an insured savings association that was an affiliate of a bank on July 1, 1994, to act as the bank's agent as though it were an insured bank affiliate of the bank.

   The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

   The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

   For the first six months of 1995, the assessment schedule for members of the Bank Insurance Fund ("BIF") of the FDIC and SAIF members ranged from .23% to .31% of deposits. As is the case with the SAIF, the FDIC is authorized to adjust the insurance premium rates for banks that are insured by the BIF of the FDIC in order to maintain the reserve ratio of the BIF at 1.25% of BIF insured deposits. As a result of the BIF reaching its statutory reserve ratio the FDIC revised the premium schedule for BIF insured institutions to provide a range of .04% to .31% of deposits. The revisions became effective in the third quarter of 1995. In addition, the BIF rates were further revised, effective January 1996, to provide a range of 0% to .27%. The SAIF rates, however, were not adjusted. At the time the FDIC revised the BIF premium schedule, it noted that, absent legislative action (as discussed below), the SAIF would not attain its designated reserve ratio until the year 2002. As a result, SAIF insured members would continue to be generally subject to higher deposit insurance premiums than BIF insured institutions until, all things being equal, the SAIF attained its required reserve ratio.

   In order to eliminate this disparity and any competitive disadvantage between BIF and SAIF member institutions with respect to deposit insurance premiums, legislation to recapitalize the SAIF was enacted in September 1996. The legislation provides for a one-time assessment to be imposed on all deposits assessed at the SAIF rates, as of March 31, 1995, in order to recapitalize the SAIF. It also provides for the merger of the BIF and the SAIF on January 1, 1999 if no savings associations then exist. The special assessment rate has been established at .657% of deposits by the FDIC and the resulting assessment of $2.6 million (exclusive of an additional $2.3 million payment which relates to Suncoast deposits) was paid in November 1996. This special assessment significantly increased noninterest expense and adversely affected the Bank's results of operations for the year ended September 30, 1996. As a result of the special assessment, the Bank's deposit insurance premiums were reduced to .067% based upon its current risk classification and the new assessment schedule for SAIF insured institutions. These premiums are subject to change in future periods.

   Prior to the enactment of the legislation, a portion of the SAIF assessment imposed on savings associations was used to repay obligations issued by a federally chartered corporation to provide financing ("FICO") for resolving the thrift crisis in the 1980's. Although the FDIC has proposed that the SAIF assessment be equalized with the BIF assessment schedule, effective October 1, 1996, SAIF-insured institutions will continue to be subject to a FICO assessment as a result of this continuing obligation. Although the legislation also now requires assessments to be made on BIF-assessable deposits for this purpose, effective January 1, 1997, that assessment will be limited to 20% of the rate imposed on SAIF assessable deposits until the earlier of December 31, 1999 or when no savings association continues to exist, thereby imposing a greater burden on SAIF member institutions such as the Bank. Thereafter, however, assessments on BIF-member institutions will be made on the same basis as SAIF-member institutions. The rates to be established by the FDIC to implement this requirement for all FDIC-insured institutions is uncertain at this time, but are anticipated to be about a 6.5 basis points assessment on SAIF deposits and 1.5 basis points on BIF deposits until BIF insured institutions participate fully in the assessment.

SAVINGS AND LOAN HOLDING COMPANY REGULATIONS

   TRANSACTIONS WITH AFFILIATES. The Company is a unitary savings and loan holding company and is subject to the OTS regulations, examination, supervision and reporting requirements pursuant to certain provisions of the Home Owners' Loan Act (the "HOLA") and the Federal Deposit Insurance Act. As an insured institution and a subsidiary of a savings and loan holding company, the Bank is subject to restrictions in its dealings with companies that are "affiliates" of the Company under the HOLA, certain provisions of the Federal Reserve Act that were made applicable to savings institutions by the FIRREA, and the OTS regulations.

   As a result of the FIRREA, savings institutions' transactions with its affiliates are subject to the limitations set forth in the HOLA and the OTS regulations, which incorporate Sections 23A, 23B, 22(g) and 22(h) of the Federal Reserve Act and Regulation O adopted by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Under Section 23A, an "affiliate" of an institution is defined generally as (i) any company that controls the institution and any other company that is controlled by the company that controls the institution, (ii) any company that is controlled by the shareholders who control the institution or any company that controls the institution, or (iii) any company that is determined by regulation or order to have a relationship with the institution (or any subsidiary or affiliate of the institution) such that "covered transactions" with the company may be affected by the relationship to the detriment of the institution. "Control" is determined to exist if a percentage stock ownership test is met or if there is control over the election of directors or the management or policies of the company or institution. "Covered transactions" generally include loans or extensions of credit to an affiliate, purchases of securities issued by an affiliate, purchases of assets from an affiliate (except as may be exempted by order or regulation), and certain other transactions. The OTS regulations and Sections 23A and 23B require that covered transactions and certain other transactions with affiliates be on terms and conditions consistent with safe and sound banking practices or on terms comparable to similar transactions with non-affiliated parties, and imposes quantitative restrictions on the amount of and collateralization requirements on covered transactions. In addition, a savings institution is prohibited from extending credit to an affiliate (other than a subsidiary of the institution), unless the affiliate is engaged only in activities that the Federal Reserve Board has determined, by regulation, to be permissible for bank holding companies. Sections 22(g) and 22(h) of the Federal Reserve Act impose limitations on loans and extensions of credit from an institution to its executive officers, directors and principal stockholders and each of their related interests.

   ACTIVITIES LIMITATIONS. A unitary savings and loan holding company, such as the Company, whose sole insured institution subsidiary qualifies as a QTL (described below) generally has the broadest authority to engage in various types of business activities. A holding company that acquires another institution and maintains it as a separate subsidiary or whose sole subsidiary fails to meet the QTL test will become subject to the activities limitations applicable to multiple savings and loan holding companies.

   In general, a multiple savings and loan holding company (or subsidiary thereof that is not an insured institution) may not commence, or continue for more than a limited period of time after becoming a multiple savings and loan holding company (or a subsidiary thereof), any business activity other than
(i) furnishing or performing management services for a subsidiary insured institution, (ii) conducting an insurance agency or an escrow business, (iii) holding, managing or liquidating assets owned by or acquired from a subsidiary insured institution, (iv) holding or managing properties used or occupied by a subsidiary insured institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by the OTS by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies, or (vii) subject to prior approval of the OTS, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. These restrictions do not apply to a multiple savings and loan holding company if (a) all, or all but one, of its insured institution subsidiaries were acquired in emergency thrift acquisitions or assisted acquisitions and (b) all of its insured institution subsidiaries are QTLs.

SAVINGS INSTITUTION REGULATIONS

   Federal savings institutions such as the Bank are chartered by the OTS, are members of the FHLB system, and have their deposits insured by the SAIF. They are subject to comprehensive OTS and FDIC regulations that are intended primarily to protect depositors. SAIF-insured, federally chartered institutions may not enter into certain transactions unless applicable regulatory tests are met or they obtain necessary approvals. They are also required to file reports with the OTS describing their activities and financial condition, and periodic examinations by the OTS test compliance by institutions with various regulatory requirements, some of which are described below.

   INSURANCE OF ACCOUNTS. The Bank's deposits are insured by the SAIF up to $100,000 for each insured account holder, the maximum amount currently permitted by law. Under the FDIC regulations implementing risk-based insurance premiums, institutions are divided into three groups--well capitalized, adequately capitalized and undercapitalized--based on criteria consistent with those established pursuant to the prompt corrective action provisions of the FDICIA. See "--Prompt Corrective Action" below. Each of these groups is further divided into three subgroups, based on a subjective evaluation of supervisory risk to the insurance fund posed by the institution.

   As an insurer, the FDIC issues regulations and conducts examinations of its insured members. SAIF insurance of deposits may be terminated by the FDIC, after notice and hearing, upon a finding that an institution has engaged in unsafe and unsound practices, cannot continue operations because it is in an unsafe and unsound condition, or has violated any applicable law, regulation, rule, order or condition imposed by the OTS or FDIC. When conditions warrant, the FDIC may impose less severe sanctions as an alternative to termination of insurance. The Bank's management does not know of any present condition pursuant to which the FDIC would seek to impose sanctions on the Bank or terminate insurance of its deposits.

   REGULATORY CAPITAL REQUIREMENTS. As mandated by the FIRREA, the OTS adopted capital standards under which savings institutions must currently maintain (i) a tangible capital requirement of 1.5% of tangible assets, (ii) a leverage (or core capital) ratio of 3.0% of adjusted tangible assets, and
(iii) a risk-based capital requirement of 8.0% of risk-weighted assets. These requirements (which cannot be less stringent than those applicable to national banks) apply to the Bank. Under current law and regulations, there are no capital requirements directly applicable to the Company. See also "--Changes to Capital Requirements" below.

   Under the current OTS regulations, "tangible capital" includes common stockholders' equity, noncumulative perpetual preferred stock and related paid-in capital, certain qualifying non-withdrawable accounts and pledged deposits, and minority interests in fully consolidated subsidiaries, less intangible assets (except certain purchased mortgage servicing rights) and specified percentages of debt and equity investments in certain subsidiaries. "Core capital" is tangible capital plus limited amounts of intangible assets meeting marketability criteria. The "risk-based capital" requirement provides that an institution's total capital must equal 8% of risk-weighted assets. Certain institutions will be required to deduct an interest rate risk component from their total capital, as described below. "Total capital" equals core capital plus "supplementary capital" (which includes specified amounts of cumulative preferred stock, certain limited-life preferred stock, subordinated debt and other capital instruments) in an amount equal to not more than 100% of core capital. "Risk-weighted assets" are determined by assigning designated risk weights based on the credit risk associated with the particular asset. As provided by OTS regulations, representative risk weights include: 0% for cash and assets that are backed by the full faith and credit of the United States; 20% for cash items in the process of collection, FHLB stock, agency securities not backed by the full faith and credit of the United States and certain high-quality mortgage-related securities; 50% for certain revenue bonds, qualifying mortgage loans, certain non-high-quality mortgage-related securities and certain qualifying residential construction loans; and 100% for consumer, commercial and other loans, repossessed assets, assets that are 90 or more days past due, and all other assets.

   As of September 30, 1996, the Bank's tangible, core and risk-based capital ratios were 7.0%, 7.0% and 14.2%, respectively.

   The OTS regulatory capital regulations take into account a savings institution's exposure to the risk of loss from changing interest rates. Under the regulations, a savings institution with an above normal level of interest rate risk exposure will be required to deduct an interest rate risk ("IRR") component from its total capital when determining its compliance with the risk-based capital requirements. An "above normal" level of interest rate risk exposure is a projected decline of 2% in the net present value of an institution's assets and liabilities resulting from a 2% swing in interest rates. The IRR component will equal one-half of the difference between the institution's measured interest rate exposure and the "normal" level of exposure. Savings institutions are required to file data with the OTS that the OTS will use to calculate, on a quarterly basis, the institutions' measured interest rate risk and IRR components. The IRR component to be deducted from capital is the lowest of the IRR components for the preceding three quarters. The OTS may waive or defer an institution's IRR component on a case-by-case basis. Implementation of the IRR requirements have been delayed. As of September 30, 1996, the Company would have been required to deduct an IRR component from its total capital when determining its compliance with the Bank's risk-based capital requirements; however, the Bank would continue to be well capitalized.

   If an institution becomes categorized as "undercapitalized" under the definitions established by the "prompt corrective action" provisions of the FDICIA, it will become subject to certain restrictions imposed by the FDICIA. See "--Prompt Corrective Action" below.

   PROMPT CORRECTIVE ACTION. The OTS and other federal banking regulators have established capital levels for institutions to implement the "prompt corrective action" provisions of the FDICIA. Based on these capital levels, insured institutions will be categorized as well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized. The FDICIA requires federal banking regulators, including the OTS, to take prompt corrective action to solve the problems of those institutions that fail to satisfy their applicable minimum capital requirements. The level of regulatory scrutiny and restrictions imposed become increasingly severe as an institution's capital level falls.

   A "well capitalized" institution must have risk-based capital of 10% or more, core capital ratio of 5% or more and Tier 1 risk-based capital (based on the ratio of core capital to risk-weighted assets) of 6% or more and may not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the OTS. The Bank is a well capitalized institution under the definitions as adopted. An institution will be categorized as "adequately capitalized" if it has total risk-based capital of 8% or more, Tier 1 risk-based capital of 4% or more, and core capital of 4% or more; "undercapitalized" if it has total risk-based capital of less than 8%, Tier 1 risk-based capital of less than 4%, or core capital of less than 4%; "significantly undercapitalized" if it has total risk-based capital of less than 6%, Tier 1 risk-based capital of less than 3%, or core capital of less than 3%; and "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to less than 2%.

   In the case of an institution that is categorized as "undercapitalized," such an institution must submit a capital restoration plan to the OTS. An undercapitalized depository institution generally will not be able to acquire other banks or thrifts, establish additional branches, pay dividends, or engage in any new lines of business unless consistent with its capital plan. A "significantly undercapitalized" institution will be subject to additional restrictions on its affiliate transactions, the interest rates paid by the institution on its deposits, the institution's asset growth, compensation of senior executive officers, and activities deemed to pose excessive risk to the institution. Regulators may also order a significantly undercapitalized institution to hold elections for new directors, terminate any director or senior executive officer employed for more than 180 days prior to the time the institution became significantly undercapitalized, or hire qualified senior executive officers approved by the regulators.

   The FDICIA provides that an institution that is "critically undercapitalized" must be placed in conservatorship or receivership within 90 days of becoming categorized as such unless the institution's regulator and the FDIC jointly determine that some other course of action would result in a lower resolution cost to the institution's insurance fund. Thereafter, the institution's regulator must periodically reassess its determination to permit a particular critically undercapitalized institution to continue to operate. A conservator or receiver must be appointed for the institution at the end of an approximately one-year period following the institution's initial classification as critically undercapitalized unless a number of stringent conditions are met, including a determination by the regulator and the FDIC that the institution has positive net worth and a certification by such agencies that the institution is viable and not expected to fail.

   The final rules establishing the capital levels for purposes of the FDICIA also indicate that the federal regulators intend to lower or eliminate the core capital requirement from the definitions of well capitalized, adequately capitalized and undercapitalized after the requirement to deduct an IRR component from total capital becomes effective. This action has not yet been taken. See "--Regulatory Capital Requirements" above.

   In addition to the foregoing prompt corrective action provisions, the FDICIA also sets forth requirements that the federal banking agencies, including the OTS, review their capital standards every two years to ensure that their standards require sufficient capital to facilitate prompt corrective action and to minimize loss to the SAIF and the BIF.

   RESTRICTIONS ON DIVIDENDS AND OTHER CAPITAL DISTRIBUTIONS. The current OTS regulation applicable to the payment of dividends or other capital distributions by savings institutions imposes limits on capital distributions based on an institution's regulatory capital levels and net income. An institution that meets or exceeds all of its capital requirements (both before and after giving effect to the distribution) and is not in need of more than normal supervision would be a "Tier 1 association." A Tier 1 association may make capital distributions during a calendar year of up to the greater of (i) 100% of net income for the current calendar year plus 50% of its capital surplus or (ii) or the amount permitted for a "Tier 2 association" which is 75% of its net income over the most recent four quarters. Any additional capital distributions would require prior regulatory approval. The Bank currently exceeds its fully phased-in capital requirements and qualifies as a Tier 1 association under the regulation. A "Tier 3 association" is defined as an institution that does not meet all of the minimum regulatory capital requirements and therefore may not make any capital distributions without the prior approval of the OTS.

   Savings institutions must provide the OTS with at least 30 days' written notice before making any capital distributions. All such capital distributions are also subject to the OTS' right to object to a distribution on safety and soundness grounds.

   The OTS has proposed regulations that would revise the current capital distribution restrictions. Under the proposal a savings association may make a capital distribution without notice to the OTS (unless it is a subsidiary of a holding company) provided that it has a CAMEL 1 or 2 rating, is not of supervisory concern, and would remain adequately capitalized (as defined in the OTS prompt corrective action regulations) following the proposed distribution. Savings associations that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the regulations may be adopted.

   QUALIFIED THRIFT LENDER TEST. Pursuant to amendments effected by the FDICIA, a savings institution will be a QTL if its qualified thrift investments equal or exceed 65% of its portfolio assets on a monthly average basis in nine of every 12 months. Qualified thrift investments, under the revised QTL test, include (i) certain housing-related loans and investments,
(ii) certain obligations of the FSLIC, the FDIC, the FSLIC Resolution Fund and the RTC, (iii) loans to purchase or construct churches, schools, nursing homes and hospitals (subject to certain limitations), (iv) consumer loans (subject to certain limitations), (v) shares of stock issued by any FHLB, and
(vi) shares of stock issued by the FHLMC or the FNMA (subject to certain limitations). Portfolio assets under the revised test consist of total assets minus (a) goodwill and other intangible assets, (b) the value of properties used by the savings institution to conduct its business, and (c) certain liquid assets in an amount not exceeding 20% of total assets.

   Any savings institution that fails to become or remain a QTL must either convert to a national bank charter or be subject to restrictions specified in the OTS regulations. Any such savings institution that does not become a bank will be: (i) prohibited from making any new investment or engaging in activities that would not be permissible for national banks; (ii) prohibited from establishing any new branch office in a location that would not be permissible for a national bank in the institution's home state; (iii) ineligible to obtain new advances from any FHLB; and (iv) subject to limitations on the payment of dividends comparable to the statutory and regulatory dividend restrictions applicable to national banks. Also, beginning three years after the date on which the savings association ceases to be a QTL, the savings association would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding advances to any FHLB. A savings institution may requalify as a QTL if it thereafter complies with the QTL test. At September 30, 1996, the Bank exceeded the QTL requirements.

   FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB system, which consists of 12 regional Federal Home Loan Banks governed and regulated by the Federal Housing Finance Board. The Federal Home Loan Banks provide a central credit facility for member institutions. The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations as of the close of each calendar year, or 5% of its borrowings from the FHLB of Atlanta (including advances and letters of credit issued by the FHLB on the Bank's behalf). The Bank is currently in compliance with this requirement, with a $12.2 million investment in stock of the FHLB of Atlanta as of September 30, 1996.

   The FHLB of Atlanta makes advances to members in accordance with policies and procedures periodically established by the Federal Housing Finance Board and the Board of Directors of the FHLB of Atlanta. Currently outstanding advances from the FHLB of Atlanta are required to be secured by a member's shares of stock in the FHLB of Atlanta and by certain types of mortgages and other assets. The FIRREA further limited the eligible collateral in certain respects. Interest rates charged for advances vary depending on maturity, the cost of funds to the FHLB of Atlanta and the purpose of the borrowing. As of September 30, 1996, advances from the FHLB of Atlanta totaled $237.0 million. See Note 8 of the Notes to the Company's Consolidated Financial Statements. The FIRREA restricted the amount of FHLB advances that a member institution may obtain, and in some circumstances requires repayment of outstanding advances, if the institution does not meet the QTL test. See "--Qualified Thrift Lender Test," above.

   LIQUIDITY. OTS regulations currently require member savings institutions to maintain for each calendar month an average daily balance of liquid assets (cash and certain time deposits, securities of certain mutual funds, bankers' acceptances, corporate debt securities and commercial paper, and specified U.S. government, state government and federal agency obligations) equal to at least 5% of its average daily balance during the preceding calendar month of net withdrawable deposits and short-term borrowings (generally borrowings having maturities of one year or less). An institution must also maintain for each calendar month an average daily balance of short-term liquid assets (generally those having maturities of one year or less) equal to at least 1% of its average daily balance during the preceding calendar month of net withdrawable accounts and short-term borrowings. The Director of the OTS may vary this liquidity requirement from time to time within a range of 4% to 10%. Monetary penalties may be imposed for failure to meet liquidity requirements. For the month of September 1996, the Bank's liquidity ratio was 3.80%, and its short-term liquidity ratio, which must be at least 1%, was 6.75%.

   COMMUNITY REINVESTMENT ACT. Under the Community Reinvestment Act (the "CRA"), as implemented by the OTS regulations, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a financial institution, to assess the institution's record of meeting the credit needs of its community and to take such records into account in its evaluation of certain applications. The FIRREA amended the CRA to require public disclosure of an institution's CRA rating and to require that the OTS provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system in lieu of the existing five-tiered numerical rating system. Based upon an OTS examination in fiscal 1995, the Bank's CRA rating is satisfactory.

   Effective July 1, 1995, the OTS together with the other federal banking agencies, adopted a joint rule amending each of their regulations concerning the CRA. Subject to certain exceptions and elections, the new regulations prescribe three tests for the evaluation of a savings institution's performance. The lending test evaluates a savings institution's record of helping to meet the credit needs of its assessment area through its lending activities by considering an institution's home mortgage, small business, small farm, and community development lending. The investment test evaluates a savings institution's record of helping to meet the credit needs of its assessment area through qualified investments that benefit its assessment area or a broader statewide or regional area including the assessment area. Finally, the service test evaluates a savings institution by analyzing both the availability and the effectiveness of the institution's systems for delivering retail banking services and the extent and innovativeness of its community development services. Based upon the savings institution's performance under the lending, investment and service tests, and any other tests which may be applicable to the institution under the new regulations, the OTS will assign the savings institution one of the same four ratings prescribed under current regulations. Additionally, under the new regulations, the OTS will continue to consider an institution's record of performance under the CRA in the same manner and for the same purposes as required under current regulations.

   These new regulations, while effective July 1, 1995, will be implemented over a two-year time frame. A savings institution may elect to be evaluated under the revised performance tests beginning January 1, 1996, although the Company has not made such election. Absent such an election, these revised performance tests will not become mandatory and will not be deemed to replace the current regulations described above until July 1, 1997.

LOANS-TO-ONE-BORROWER LIMITATIONS


   The FIRREA provided that loans-to-one borrower limits applicable to national banks apply to savings institutions. Generally, under current limits, loans and extensions of credit outstanding at one time to a single borrower shall not exceed 15% of the savings institution's unimpaired capital and unimpaired surplus. Loans and extensions of credit fully secured by certain readily marketable collateral may represent an additional 10% of unimpaired capital and unimpaired surplus. As of September 30, 1996, the Bank was in compliance with the loans-to-one-borrower limitations.

PORTFOLIO POLICY GUIDELINES

   The Federal Financial Institutions Examination Council issued a Supervisory Policy Statement on Securities Activities (the "Policy"), which provides guidance to an institution in developing its portfolio policy, specifies factors that must be considered when evaluating an institution's investment portfolio, and provides guidance on the suitability of acquiring and holding certain products, such as mortgage derivative products, in its investment portfolio. The Policy, among other things, defines "high-risk mortgage securities" and provides that such securities are not suitable investment portfolio holdings for depository institutions and that they may only be acquired to reduce interest rate risk. The determination of a high-risk mortgage security will be based upon a quantitative calculation of the average life of the security, and the change in the average life and market price sensitivity of the security based on a 300-basis-point shift in the yield curve. Currently, the Bank does not hold any high-risk mortgage securities. The Policy, however, is applicable to all depository institutions and will affect the Bank's ability to invest in certain mortgage securities, primarily collateralized mortgage obligations, in the future.

GENERAL LENDING REGULATIONS

   The Bank's lending activities are subject to federal and state regulation, including the Equal Credit Opportunity Act, the Truth in Lending Act, the Real Estate Settlement Procedures Act, the Community Reinvestment Act and the laws of Florida, California and other jurisdictions governing discrimination, lender disclosure to borrowers, foreclosure procedures and anti-deficiency judgments, among other matters.

FEDERAL RESERVE SYSTEM

   The Bank is subject to certain regulations promulgated by the Federal Reserve Board. Pursuant to such regulations, savings institutions are required to maintain reserves against their transaction accounts (primarily interest-bearing checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS. In addition, Federal Reserve Board regulations limit the periods within which depository institutions must provide availability for and pay interest on deposits to transaction accounts. Depository institutions are required to disclose their check-hold policies and any changes to those policies in writing to customers. The Bank is in compliance with all such Federal Reserve Board regulations.

                                   TAXATION

   The Company reports its income and expenses under an accrual method of accounting and has been filing federal income tax returns on a calendar year basis. For 1994 and thereafter, the Company and its subsidiaries have elected to file consolidated tax returns on a fiscal year basis ended September 30. The Tax Reform Act of 1986 (the "1986 Act"), which was signed into law on October 22, 1986, revised the income tax laws applicable to corporations in general and to savings institutions, such as the Bank, in particular. Except as specifically noted, the discussion below relates to taxable years beginning after December 31, 1986.

   The Company has not been notified of a proposed examination by the Internal Revenue Service (the "IRS") of its federal income tax returns.

BAD DEBT RESERVES

   DEDUCTIONS. The Internal Revenue Code of 1986, as amended (the "Code"), currently permits savings institutions, such as the Bank, to establish a reserve for bad debts and to make annual additions thereto, which additions may, within specified formula limits, be deducted in determining taxable income. The bad debt reserve deduction is generally based upon a savings institution's actual loss experience (the "experience method"). In addition, provided that certain definitional tests relating to the composition of assets and sources of income are met, a savings institution was permitted to elect annually to compute the allowable addition to its bad debt reserve for losses on qualifying real property loans (generally loans secured by improved real estate) by reference to a percentage of its taxable income (the "percentage of taxable income method").

   Under the percentage of taxable income method, a savings institution was permitted, in general, to claim a deduction for additions to bad debt reserves equal to 8% of the savings institution's taxable income. Taxable income for this purpose is defined as taxable income before the bad debt deduction, but reduced for any addition to the reserve for non-qualifying loans. For this purpose, the taxable income of a savings institution for a taxable year is calculated after utilization of net operating loss carryforwards.

   In August 1996, legislation was enacted that repeals the reserve method of accounting (including the percentage of taxable income method) used by many thrifts, including the Bank, to calculate their bad debt reserve for federal income tax purposes. As a result, large thrifts such as the Bank must recapture that portion of the reserve that exceeds the amount that could have been taken under the specific charge-off method for post-1987 tax years. The legislation also requires thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. The management of the Company does not believe that the legislation will have a material impact on the Company or the Bank.

   DISTRIBUTIONS. Under the Code, a portion of the Bank's bad debt reserves may be reduced on account of a "non-dividend" distribution. A distribution is a non-dividend distribution to the extent that, for federal income tax purposes, (i) it is in redemption of shares, (ii) it is pursuant to a liquidation of the institution, or (iii) in the case of a current distribution it, together with all other such distributions during the taxable year, exceeds the Bank's current and post-1951 accumulated earnings and profits. The amount charged against the Bank's bad debt reserves in respect of a distribution will be includable in its gross income and will equal the amount of such distribution, increased by the amount of federal income tax resulting from such inclusion.

ALTERNATIVE MINIMUM TAX

   In addition to the income tax, corporations are generally subject to an alternative minimum tax at a rate of 20%. The alternative minimum tax is imposed on the sum of regular taxable income (with certain adjustments) and tax preference items, less any available exemption ("AMTI"). The alternative minimum tax is imposed to the extent that it exceeds a corporation's regular income tax liability. The items of tax preference that constitute AMTI for 1990 and thereafter include 75% of the excess of the taxpayer's adjusted current earnings over AMTI (determined without regard to this preference and prior to any deduction for net operating loss carryforwards or carrybacks). Another item of tax preference is the excess of the bad debt deduction over the amount allowable under the actual loss experience method. In addition, net operating loss carryforwards cannot offset more than 90% of AMTI.

INTEREST ALLOCABLE TO TAX-EXEMPT OBLIGATIONS

   The 1986 Act eliminates for financial institutions the deduction for interest expense allocable to the purchase or carrying of most tax-exempt obligations for taxable years ending after December 31, 1986, with respect to tax-exempt obligations acquired after August 7, 1986 excluding certain financial institution-qualified issues. For all qualified issues and for non-qualified tax-exempt obligations acquired after 1982 and before August 7, 1986, 20% of allocable interest expense deductions will be disallowed.

STATE TAXATION

   The State of Florida imposes a corporate franchise tax on the Company, at a rate of 5% of the Company's taxable income as determined for Florida franchise tax purposes. Taxable income for this purpose is based on federal taxable income with certain adjustments. A credit against the franchise tax, for Florida intangible taxes paid, is allowable in an amount equal to the lesser of (i) the amount of such intangible taxes paid or (ii) 65% of the franchise tax.

ITEM 2. PROPERTIES.


   The executive and administrative offices of the Company and the Bank and the Coral Gables branch are located at 255 Alhambra Circle, Coral Gables, Florida 33134. On November 15, 1996 the Company completed the purchase of Suncoast Savings and Loan Association FSA ("Suncoast"). Suncoast had six branch offices, two mortgage origination offices and several other facilities which were acquired by the Company. The Company owns electronic data processing equipment for its exclusive use, which consists of personal computers and peripherals and software having an aggregate net book value of approximately $330,000 as of September 30, 1996.

   The following table sets forth the location of, and certain additional information regarding, the Company's and the Bank's executive and administrative offices and branches, including Suncoast properties. The total net book value of the Company's premises as of September 30, 1996 which excludes the Suncoast properties was approximately $1.1 million.


                                        NET BOOK VALUE OF      LEASE EXPIRATION DATE
              LOCATION                LEASEHOLD IMPROVEMENTS     AND RENEWAL TERMS     SQUARE FOOTAGE
----------------------------------- ----------------------- ----------------------  -----------------
Executive and
administrative offices, and
savings branches ..................
Boca Raton branch .................           $80,637         1999                          2,442
 21222 St. Andrews Boulevard #11                              (3 options to renew
 Boca Raton, Florida 33434                                    for 3 years each)
Boynton Beach branch ..............          $139,182         2001                          2,933
 117 North Congress Avenue ........                           (2 options to renew
 Boynton Beach, Florida 33426  ....                           for 5 years each)
Coral Gables branch ...............          $543,891         2004                         14,097
 255 Alhambra Circle                                          (2 options to renew
 Coral Gables, Florida 33134                                  for 5 years)
Coral Springs branch ..............           $22,901         2001                          2,805
 1307 University Drive                                        (2 options to renew
 Coral Springs, Florida 33071                                 for 5 years each)
Deerfield Beach branch
and Commercial Real Estate office            $217,268         1998                          4,000
 2201 West Hillsboro Boulevard                                (2 options to renew
 Deerfield Beach, Florida 33442                               for 5 years each)
Delray Beach branch ...............           $16,135         1995                          4,000
 7431-39 West Atlantic Avenue                                 (3 options to renew
 Delray Beach, Florida 33446                                  for 5 years each)
East Delray Beach branch ..........             (5)           2001                          4,059
 1177 George Bush Boulevard, #102                             (1 option to renew
 Delray Beach, Florida                                        for 5 years)
Hallandale branch .................             (5)                    -- (1)(3)            4,500
 501 Golden Isles Drive
 Hallandale, Florida
Hollywood branch ..................             (5)                    -- (1)(2)           12,200
 4350 Sheridan Street
 Hollywood, Florida
Lauderdale-by-the-Sea branch  .....             (5)                    -- (1)               5,000
 227 Commercial Boulevard
 Lauderdale-by-the-Sea, Florida

                                        NET BOOK VALUE OF      LEASE EXPIRATION DATE
              LOCATION                LEASEHOLD IMPROVEMENTS     AND RENEWAL TERMS     SQUARE FOOTAGE
----------------------------------- ----------------------- ----------------------  ------------------
Pembroke Pines branch .............            (5)            2,000                         3,500
 100 South Flamingo Road                                      (1 option to renew
 Pembroke Pines, Florida                                      for 5 years)
Pompano Beach branch ..............            (5)                     --    (1)            7,600
 1313 North Ocean Boulevard
 Pompano Beach, Florida ...........
South Miami branch ................          $43,059          1998                          6,100
 6075 Sunset Drive
 South Miami, Florida 33143
Tamarac branch ....................          $32,148          2002                          3,531
 5779 North University Drive                                  (1 option to renew
 Tamarac, Florida 33321                                       for 5 years)
West Palm Beach branch ............          $36,379          2001                          3,740
 2911C North Military Trail  ......                           (2 options to renew
 West Palm Beach, Florida 33409                               for 5 years each)
Mortgage Origination office  ......            (5)            1998                          1,129
 7700 North Kendall Drive, #506
 Miami, Florida ...................
Mortgage Origination office  ......            (5)            2000                         32,850
 Presidential Circle                                          (2 options to renew
 4000 Hollywood Boulevard                                     for 5 years each)
 Hollywood, Florida ...............
Storage Warehouses ................            (5)            1996                          1,500
 1009 South 21st Avenue
 Hollywood, Florida
1017 South 21st Avenue                         (5)            1996                          2,322
 Hollywood, Florida
Other .............................            (5)            1998                          5,371
 1177 George Bush Boulevard, #200                             (1 option to renew
 Delray Beach, Florida ............                           for 3 years)(4)
4340 Sheridan Street ..............            (5)                     -- (1)(4)            4,764
 Hollywood, Florida
6101 Sunset Drive
 South Miami, Florida 33143  ......               --          1998                          4,000

--------
(1) The Bank owns the facility.

(2) A savings branch occupies 3,100 square feet. The remainder of the building is leased by unrelated parties.

(3) The Bank leases 1,400 square feet to unrelated parties.

(4) The entire space is currently sub-leased to an unrelated party

(5) Prior Suncoast properties acquired on November 15, 1996.

ITEM 3. LEGAL PROCEEDINGS.

   The Company and its subsidiaries, from time to time, are involved as plaintiff or defendant in various legal actions arising in the normal course of their businesses. While the ultimate outcome of any such proceedings cannot be predicted with certainty, it is the opinion of management that no proceeding exist, either individually or in the aggregate, that, if determined adversely to the Company and its subsidiaries, would have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended September 30, 1996.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table sets forth information concerning the executive officers and directors of the Company and the Bank.

                                                     POSITIONS WITH COMPANY
          NAME          AGE                          AND BUSINESS EXPERIENCE
          ----          ---                          -----------------------
Alfred R. Camner         52     Director, Chairman of the Board, Chief Executive Officer and President
                                of the Company (1993 to present); Director, Chairman of the Board and Chief
                                Executive Officer and President (1984 to present) of the Bank; Senior Managing
                                Director (1996 to present) and Managing Director of Stuzin and Camner,
                                Professional Association, attorneys-at-law (1973 to present); Director and member of the executive committee of the Board of Directors of Loan
                                America Financial Corporation, a national mortgage banking company (1985 to 1994); Director of CSW Associates, Inc., an asset management firm (1990 to 1995).

Lawrence H. Blum         53     Director and Vice Chairman of the Board of the Company (1993 to present)
                                and the Bank (1984 to present); Managing Director (1992 to present) and partner (1974 to present) of Rachlin, Cohen & Holtz, certified public accountants.

Albert J. Finch(1)       59     Director and Vice Chairman of the Company and the Bank (November 1996 to
                                present); President and sole owner of Finch Financial, Inc., a financial consulting firm (November 1996 to present); Director, Chairman of the Board and Chief Executive Officer of Suncoast (1985 to November 1996); Chief
                                Operating Officer and President of Suncoast (1992 to November 1996).

James A. Dougherty       46     Director (December 1995 to present) and Executive Vice President of the
                                Company (1994 to present); Director, Executive Vice President and Chief
                                Operating Officer of the Bank (1994 to present); Executive Vice President of Retail Banking of Intercontinental Bank (1989 to 1994).

                                                     POSITIONS WITH COMPANY
          NAME          AGE                          AND BUSINESS EXPERIENCE
          ----          ---                          -----------------------

Earline G. Ford          53     Director, Executive Vice President and Treasurer of the Company (1993 to
                                present); Director (1984 to present), Executive Vice President (1990 to present), Senior Vice President--Administration (1988 to 1990), Treasurer
                                (1984 to present) and Vice President--Administration (1984 to 1988) of
                                the Bank; Legal Administrator of Stuzin and Camner, Professional Association,
                                attorneys-at-law (1973 to 1996); Vice Chairman of CSW Associates, Inc.,
                                an asset management firm (1990 to 1995).

Marc D. Jacobson         54     Director and Secretary of the Company (1993 to present) and the Bank (1984 to present); Vice President of Head-Beckham Insurance Agency, Inc. (1990
                                to present); President and principal owner of American Central Insurance
                                Agency, Inc. (1969 to 1990).

Allen M. Bernkrant       65     Director of the Company (1993 to present) and the Bank; private investor in Miami, Florida (1990 to present); Chairman, President and principal owner of Southern General Diversified, Inc., manufacturer and distributor of recreational equipment (1960 to 1990).

Irving P. Cohen(1)       55     Director of the Company and the Bank (November 1996 to present); Director of Suncoast (1988 to 1996); Partner, Thompson Hine & Flory, attorneys at law (1995 to present); Partner, Semmes Bowen & Semmes, attorneys at law
                                (1990 to 1995).

Bruce Friesner           71     Director of the Company (1996 to present) and the Bank (1996 to present);
                                Director of Loan America Financial Corporation (1990-1994); Partner of
                                F&G Associates, a commercial real estate development company (1972 to present).

Patricia L. Frost        58     Director of the Company (1993 to present) and the Bank; private investor in Miami, Florida; Principal of West Laboratory School, Coral Gables, Florida
                                (1970 to 1993).

Sandra Goldstein         55     Director of the Company and the Bank (1993 to present); Real estate broker,
                                Sandra Goldstein & Associates, Inc. (1995 to present); Codina-Klein Realty,
                                Inc. (1989 to 1995); Broker/salesperson with L.J. Hooker International,
                                Inc., a real estate agency (1986 to 1989).

Elia J. Gusti(1)         62     Director of the Company and the Bank (November 1996 to present); Director of Suncoast (1990 to 1996); President and principal owner of Lee Guisti
                                Realty, Inc., a real estate and mortgage brokerage firm (1982 to present).

Marc Lipsitz             55     Director of the Company (1996 to present); Managing Director (1996 to present)
                                of Stuzin & Camner, P.A.; General Counsel of Jefferson National Bank
                                (1993-1996); Partner, Stroock Stroock & Lavan, attorneys at law (1991-1993).

Robert D. Lurie          50     Director of the Company (1993 to present) and the Bank (1993-1996); Chairman,
                                President and principal owner of Resources for Child Care Management, Inc., a provider of child care services to companies (1985 to 1995); Chairman of Corporate Childcare, Inc. (beginning in 1995).

                                                     POSITIONS WITH COMPANY
          NAME          AGE                          AND BUSINESS EXPERIENCE
          ----          ---                          -----------------------

Norman E. Mains(1)       53     Director of the Company and the Bank (November 1996 to present); Director of Suncoast (1985 to 1986); Chief Economist and Director of Research for
                                the Chicago Mercantile Exchange (1994 to present); President and Chief
                                Operating Officer of Rodman & Renshaw Capital Group, Inc., a securities broker/dealer firm (1991 to 1994).

Neil Messinger           58     Director of the Company (1996 to present) and the Bank (1996 to present);
                                radiologist; President (1986 to present), Radiological Associates, P.A.;
                                Chairman (1986 to present) of Imaging Services of Baptist Hospital.

Christina Cuervo Migoya  31     Director of the Company and the Bank (1995 to present); Assistant City
                                Manager and Chief of Staff of the City of Miami (1992 to present); Assistant
                                Vice President of United National Bank (1992); Assistant Vice President,
                                First Union National Bank/Southeast Bank (1986 to 1992).

Anne W. Solloway         79     Director of the Company and the Bank (1993 to present); private investor in Miami, Florida.

OFFICERS OF THE COMPANY
  AND/OR THE BANK WHO
  ARE NOT DIRECTORS:

Charles A. Arnett        48     Executive Vice President of the Bank (beginning in 1995); Executive Vice
                                President of Intercontinental Bank (1991 to 1995); President and Chief
                                Executive Officer of Northridge Bank (1990-1991).

Samuel A. Milne          46     Executive Vice President (1996 to present) and Senior Vice President and
                                Chief Financial Officer of the Company and the Bank (May 1995 to present);
                                Senior President and Chief Financial Officer, Consolidated Bank (1992 to
                                1995); Senior Vice President, Southeast Bank (1984 to 1991)

Donald Putnam            40     Executive Vice President of the Bank (1996 to present); Senior Vice President and Regional Sales Manager, NationsBank of Florida, N.A. (1996); Senior
                                Vice President of Citizens Federal Bank, a Federal Savings Bank (1994 to
                                1996); First Vice President (1987-1994).

Nancy L. Ashton          42     Senior Vice President and Assistant Secretary of the Company (1993 to present);
                                Senior Vice President (1990 to present), Vice President (1988 to 1990), and Assistant Vice President (1984 to 1988) of the Bank.

Jessica Atkinson         44     Senior Vice President of the Bank (beginning in 1995); Vice President (1991 to 1995) and Southeast Regional Director (1989 to 1991) of American Savings
                                of Florida, F.S.B.

Pedro J. Gomez           42     Senior Vice President of the Bank (beginning in 1995); Vice President,
                                First Union National Bank of Florida (1991 to 1995); Vice President of
                                Southeast Bank, N.A. (1978 to 1991).

Anne Lehner-Garcia       35     Senior Vice President and Secretary of the Bank (1993 to present); Senior
                                Vice President (1990 to present), Vice President (1987 to 1990) and Assistant
                                Vice President (1986 to 1987) of the Bank.

                                                     POSITIONS WITH COMPANY
          NAME          AGE                          AND BUSINESS EXPERIENCE
          ----          ---                          -----------------------

Teresa Pacin             42     Senior Vice President of the Bank (beginning in 1995); Vice President,
                                NationsBank of Florida, N.A. (1994 to 1995); Vice President, First Union
                                National Bank of Florida (1985 to 1994).


-----------
(1) Under the merger agreement with Suncoast, Messrs. Mains, Guisti, and Cohen were appointed directors of the Company and the Bank, and Mr. Finch was appointed as a Director and a Vice Chairman of the Company and BankUnited.


                                 --------------

   All executive officers serve at the discretion of the Board of Directors and are elected annually by the Board.

                                   PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDERS
        MATTERS

STOCK INFORMATION

   The Company's Class A Common Stock, $.01 par value ("Class A Common Stock"), is traded in the over-the-counter market and quoted in the Nasdaq Stock Market, ("Nasdaq"). The Company's Class B Common Stock, $.01 par value ("Class B Common Stock"), is not currently traded on any established public market.

   At December 11, 1996, there were 430 and 19 holders of record of the Company's Class A Common Stock and Class B Common Stock, respectively. The number of holders, of record of the Class A Common Stock includes nominees of various depository trust companies for an undeterminable number of individual stockholders. Class B Common Stock is convertible into Class A Common Stock at a ratio (subject to adjustment on the occurrence of certain events) of one share of Class A Common Stock for each Class B share surrendered for conversion.

   There were no common stock dividends declared or paid in fiscal 1996 or 1995. See Note 11 to the Company's Consolidated Financial Statements for a discussion of restrictions on the Bank's payment of dividends to the Company.

   The following tables set forth, for the periods indicated, the range of hgh and low bid prices for the Class A Common Stock quoted on Nasdaq. Stock price data in the Nasdaq reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.


                                          CLASS A COMMON
                                               STOCK
                                        ------------------
                                               PRICE
                                        ------------------
                                          HIGH       LOW
                                        -------- --------
Fiscal Year Ended September 30, 1996:
  1st Quarter ........................    $8.75     $6.00
  2nd Quarter ........................    $8.50     $6.50
  3rd Quarter ........................    $8.50     $7.25
  4th Quarter ........................    $8.25     $7.25
Fiscal Year Ended September 30, 1995:
  1st Quarter ........................    $7.00     $4.50
  2nd Quarter ........................    $6.25     $4.75
  3rd Quarter ........................    $7.00     $5.00
  4th Quarter ........................    $8.75     $7.13

ITEM 6. SELECTED FINANCIAL DATA


                                                                     AS OF OR FOR THE YEARS ENDED SEPTEMBER 30,
                                                       --------------------------------------------------------------------
                                                           1996          1995           1994          1993          1992
                                                       ------------ ------------  ------------ ------------ ---------------
                                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATIONS DATA
Interest income .....................................   $   52,132    $   39,419     $   30,421    $   25,722    $   24,243
Interest expense ....................................       34,622        26,305         16,295        12,210        14,022
                                                       -----------  ------------  -------------   -----------  ------------
Net interest income .................................       17,510        13,114         14,126        13,512        10,221
Provision for loan losses ...........................         (120)        1,221          1,187         1,052            70
                                                       -----------  ------------  -------------   -----------  ------------
Net interest income after provision for loan losses         17,630        11,893         12,939        12,460        10,151
                                                       -----------  ------------  -------------   -----------  ------------
Non-interest income:
Service fees ........................................          597           423            358           221           142
Gain on sales of loans and mortgage-backed
  securities, net ...................................            5           239            150         1,496            94
Gain (loss) on sales of other assets, net(2)  .......           (6)        9,569             --            --             2
Other ...............................................           53             6             46             2            25
                                                       -----------  ------------  -------------   -----------  ------------
  Total non-interest income .........................          649        10,237            554         1,719           263
                                                       -----------  ------------  -------------   -----------  ------------
Non-interest expense:
 Employee compensation and benefits .................        4,275         3,997          3,372         2,721         1,986
 Occupancy and equipment ............................        1,801         1,727          1,258           978           940
 Insurance(1) .......................................        3,610         1,027            844           835           697
 Professional fees ..................................          929         1,269            833           543           542
 Other ..............................................        3,421         4,129          3,579         2,746         2,002
                                                       -----------  ------------  -------------   -----------  ------------
  Total non-interest expense ........................       14,036        12,149          9,886         7,823         6,167
                                                       -----------  ------------  -------------   -----------  ------------
Income before income taxes ..........................        4,243         9,981          3,607         6,356         4,247
Provision for income taxes(3) .......................        1,657         3,741          1,328         2,318         1,538
                                                       -----------  ------------  -------------   -----------  ------------
Net income before Preferred Stock dividends  ........        2,586         6,240          2,279         4,038         2,709
Preferred stock dividends:
 Bank ...............................................           --            --            198           787           515
 Company ............................................        2,145         2,210          1,871           726           360
                                                       -----------  ------------  -------------   -----------  ------------
Net income after preferred stock dividends  .........   $      441    $    4,030     $      210    $    2,525    $    1,834
                                                       ===========  ============  =============   ===========  ============
FINANCIAL CONDITION DATA
Total assets ........................................   $  824,360    $  608,415     $  551,075    $  435,378    $  345,931
Loans receivable, net, and mortgage-backed
  securities(5) .....................................      716,550       506,132        470,154       313,899       250,606
Investments, overnight deposits, tax certificates,
  reverse purchase agreements, certificates of
  deposits and other earning assets .................       87,662        88,768         64,783       100,118        83,445
Total liabilities ...................................      755,249       562,670        509,807       397,859       322,907
Deposits ............................................      506,106       310,074        347,795       295,108       275,026
Borrowings ..........................................      237,775       241,775        158,175        97,775        42,241
Total stockholders' equity ..........................       69,111        45,745         41,268        30,273        16,797
Common stockholders' equity .........................       42,350        21,096         16,667        17,162        11,134
PER COMMON SHARE DATA
Primary earnings per common share and common
  equivalent share ..................................   $      .10    $     1.77     $      .10    $     1.42    $     1.27
                                                       ===========  ============  =============   ===========  ============
Earnings per common share assuming full dilution  ...   $      .10    $     1.26     $      .10    $     1.00    $      .92
                                                       ===========  ============  =============   ===========  ============
Weighted average number of common shares and common
  equivalent shares assumed outstanding during the
  period:
   Primary ..........................................    4,558,521     2,296,021      2,175,210     1,773,264     1,448,449
 Fully diluted ......................................    4,558,521     4,158,564      2,175,210     3,248,618     2,376,848
Equity per common share .............................   $     7.85    $    10.20     $     8.33    $     8.86    $     8.51
Fully diluted equity per common share ...............   $     6.83    $     7.81     $     6.87    $     7.07    $     6.40
Cash dividends per common share
 Class A ............................................   $       --    $       --     $     .075    $     .095    $      .10
 Class B ............................................   $       --    $       --     $      .03    $     .038    $       --


                                                        (CONTINUED ON NEXT PAGE)

                                                                          AS OF OR FOR THE YEARS ENDED SEPTEMBER 30,
                                                                    ----------------------------------------------------
                                                                       1996       1995       1994       1993       1992
                                                                    --------- ---------  --------- --------- ----------
                                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
SELECTED FINANCIAL RATIOS
Performance ratios:
Return on average assets(6) ......................................       .36%      1.10%       .46%      1.12%       .92%
Return on average common equity ..................................      1.30      22.60       1.21      18.55      17.68
Return on average total equity ...................................      4.30      14.70       5.84      14.07      14.72
Interest rate spread .............................................      2.10       2.12       2.78       3.59       3.34
Net interest margin ..............................................      2.51       2.39       3.01       3.87       3.63
Dividend payout ratio(7) .........................................     82.95      35.42      96.79      40.66      34.97
Ratio of earnings to combined fixed charges and preferred stock dividends(8):
   Excluding interest on deposits ................................      1.05       1.52       1.07       1.87       1.83
 Including interest on deposits ..................................      1.02       1.21       1.03       1.27       1.18
Total loans, net, and mortgage-backed securities to total
deposits .........................................................    141.58     163.13     134.40     109.65      91.12
Non-interest expenses to average assets ..........................      1.97       2.14       2.04       2.18       2.09
Efficiency ratio(9) ..............................................     76.38      14.58      66.06      45.17      57.76
ASSET QUALITY RATIOS:
Ratio of non-performing loans to total loans .....................       .99%      1.02%      1.07%      1.54%       .45%
Ratio of non-performing assets to total loans, real estate owned
  and tax certificates ...........................................      1.14       1.35       1.41       1.78        .66
Ratio of non-performing assets to total assets ...................       .95       1.10       1.17       1.46        .50
Ratio of charge-offs to total loans ..............................       .08        .13        .39        .07         --
Ratio of loan loss allowance to total loans ......................       .34        .32        .20        .38        .11
Ratio of loan loss allowance to non-performing loans  ............     33.74      31.54      18.89      24.70      25.41
CAPITAL RATIOS:
Ratio of average common equity to average total assets  ..........      4.78%      3.14%      3.58%      3.79%      3.51%
Ratio of average total equity to average total assets  ...........      8.44       7.47       8.05       7.99       6.24
Tangible capital-to-assets ratio(10) .............................      7.01%      7.09%      6.65%      7.56%      6.66%
Core capital-to-assets ratio(10) .................................      7.01       7.09       6.65       7.56       6.66
Risk-based capital-to-assets ratio(10) ...........................     14.19      15.79      14.13      15.85      14.42

-----------
(1) In 1996 the Company recorded a one-time SAIF special assessment of $2.6 million ($1.6 million after tax).

(2) In 1995, the Company recorded a $9.3 million gain ($5.8 million after tax) from the sale of its branches on the west coast of Florida. See "Risk Factors--Effect of Non-interest Income."

(3) Amount reflects expense from change in accounting principle of $194,843 for fiscal 1994. See Note 15 to Consolidated Financial Statements.

(4) Amount is 1991 reflects extraordinary loss of $50,390 from early extinguishment of debt.

(5)  Does not include mortgage loans held for sale.

(6) Return on average assets is calculated before payment of Preferred Stock dividends.

(7) The ratio of total dividends declared during the period (including dividends on the Bank's and the Company's preferred stock and the Company's Class A and Class B Common Stock) to total earnings for the period before dividends.

(8) The ratio of earnings to combined fixed charges and Preferred Stock dividends excluding interest on deposits is calculated by dividing income before taxes and extraordinary items by interest on borrowings plus 33% of rental expense plus Preferred Stock dividends on a pretax basis. The ratio of earnings to combined fixed charges and Preferred Stock dividends including interest on deposits is calculated by dividing income before taxes and extraordinary items by interest on deposits plus interest on borrowings plus 33% of rental expense plus Preferred Stock dividends on a pretax basis.

(9) Efficiency ratio is calculated by dividing non-interest expenses less non-interest income by net interest income.

(10) Regulatory capital ratio of the Bank.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This discussion and the related financial data contained herein are presented to assist the reader in the understanding and evaluating the financial condition, results of operations and future prospects of BankUnited Financial Corporation (the "Company") and are intended to supplement, and should be read in conjunction with, the Consolidated Financial Statements and related Notes and other financial information presented herein.

   The Company's income is derived primarily from its loans and other investments. Funding for such loans and investments is derived principally from deposits, loan repayments, and borrowings. Consequently, the Company's net income depends, to a large extent, on the interest rate spread between the average yield earned on loans and investments and the average rate paid on deposits and borrowings. Results of operations are also dependent on the dollar volume and asset quality of the Company's loans and investments.

   The results of the Company's operations, like those of other financial institution holding companies, are affected by the Company's asset and liability management policies, as well as factors beyond the Company's control, such as general economic conditions and the monetary and fiscal policies of the federal government. Lending activities are affected by the demand for mortgage financing and other types of loans, which is in turn affected by the interest rates at which such financing may be offered and other factors affecting the supply of housing and the availability of funds. Deposit flows and costs of funds are influenced by yields available on competing investments and by general market rates of interest.

ACQUISITION OF SUNCOAST SAVINGS & LOAN ASSOCIATION, FSA AND THE BANK OF
FLORIDA.

   On November 15, 1996, the Company completed its acquisition of Suncoast Savings & Loan Association, FSA ("Suncoast"). Suncoast had total assets of $409.4 million, net loans of $335.0 million, deposits of $298.5 million and stockholders' equity of $24.7 million as of September 30, 1996. The cost of the acquisition to the Company was $27.8 million, representing the fair value of consideration given to Suncoast shareholders as well as option and warrant holders. See Note 18 of Notes to Consolidated Financial Statements for additional information regarding this acquisition.

   In March 1996, the Company also acquired for cash consideration of $2.8 million, The Bank of Florida, a one branch state commercial bank which had assets of $28.1 million and deposits of $27.3 million on the date of acquisition.

RESULTS OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995

   NET INCOME. Net income before preferred stock dividends for fiscal 1996 was $2.6 million compared to $6.2 million in 1995. The decrease in net income was primarily attributable to the pretax gain recorded in the fourth quarter of 1995 of $9.3 million ($5.8 million after tax) from the sale of the Company's three branches on the west coast of Florida and the expense of a one-time special assessment by the Savings Association Insurance Fund ("SAIF") of $2.6 million ($1.6 million after tax) in the fourth quarter of 1996. The SAIF special assessment became effective on September 30, 1996, in connection with the federal government's plan to recapitalize the SAIF. Many banks and thrifts were levied a 65.7 basis point charge against their SAIF deposit base to help meet the 1.25% mandated deposit reserve ratio. See "Non-Interest Expenses" below.

   Primary earnings per share were $0.10 in 1996 compared to $1.77 in 1995. Fully diluted earnings per share totaled $0.10 in 1996 compared to $1.26 in 1995. There were no common stock dividends declared in fiscal 1996 or 1995. In the fourth quarter of fiscal 1994 the Company suspended common stock dividends for the foreseeable future in order to use funds to support managed and controlled growth.

   NET INTEREST INCOME. Net interest income before provision for loan losses increased $4.4 million or 33.6% to $17.5 million in fiscal 1996 from $13.1 million in fiscal 1995. The increase was attributable to an increase in the average interest-earning assets of $148.6 million, or 27.1%, to $696.4 million in 1996 from $547.9 million in 1995, offset by a decline in the net interest rate spread of two basis points, to 2.10% for 1996 from 2.12% for 1995. Average interest earning assets increased primarily because of purchases of loans which were funded by an increase in certificates of deposit. The average yield on interest-earning assets increased 29 basis points to 7.49% for 1996 from 7.20% for fiscal 1995, and the average cost of interest-bearing liabilities increased 31 basis points to 5.39% for 1996 from 5.08% for 1995.

   The increase in interest income of $12.7 million, or 32.2%, to $52.1 million for fiscal 1996 from $39.4 million for 1995 reflects increases in interest and fees on loans of $11.1 million or 36.9%. The average yield on loans increased to 7.65% for 1996 from 7.19% for 1995 and the average balance of loans receivable increased $120.8 million, or 28.8%, to $540.3 million for fiscal 1996. The increase in average loans receivable was primarily due to purchases of residential loans. In order to diversify its portfolio and improve yields on loans receivable, the Company intends to increase significantly through purchases and originations the amount of non-residential loans in its portfolio. In this regard the Company acquired $108.0 million as part of the Suncoast acquisition subsequent to year end.

   The increase in interest expense of $8.3 million, or 31.6% to $34.6 million for fiscal 1996 from $26.3 million for 1995 primarily reflects an increase in interest on deposits of $2.9 million or 16.5% to $20.8 million for 1996, and an increase in interest on borrowings of $5.4 million, or 63.6%, to $13.8 million for 1996. The average cost of interest bearing deposits increased 61 basis points to 5.39% in fiscal 1996 compared with 4.78% in fiscal 1995. The average cost of interest bearing deposits increased primarily because higher rate certificates of deposit represent a greater percentage of interest bearing liabilities. The average balance of interest bearing deposits increased $32.9 million or 8.8% to $406.6 million for fiscal 1996. The average cost of borrowings remained relatively unchanged at 5.88% in fiscal 1996 versus 5.87% in fiscal 1995, however the average balance of borrowings increased $91.2 million, or 63.3%, to $235.3 million for 1996. Borrowings increased in the fourth quarter of fiscal 1995 to replace deposits sold with the Company's branches on the west coast of Florida.

   PROVISION FOR LOAN LOSSES. In fiscal 1996, the Company recorded a credit for loan losses of $120,000 as compared to a provision of $1.2 million in fiscal 1995. The credit for loan losses recorded in fiscal 1996 was primarily due to a recovery of $1.0 million as a result of a legal settlement reached in October, 1995 with a seller/servicer of loans from which the Company had previously purchased approximately $38.7 million of loans. The Company experienced unusually large losses on these purchased loans and as a result instituted a lawsuit against the seller for breach of warranty. Total charge offs in fiscal 1996 were $493,000 and recoveries were $1.1 million compared with charge offs of $594,000 and recoveries of $1,000 in fiscal 1995. For a detailed discussion of the Company's asset quality and allowance for loan losses, see "Financial Condition-Credit Quality".

   NON-INTEREST INCOME. Other income for fiscal 1996 was $0.6 million compared with $10.2 million in fiscal 1995. Fiscal 1995 included a gain of $9.3 million from the sale of the Company's branches on the west coast of Florida, a gain of $263,000 from the sale of $23.7 million of mortgage servicing rights and gains of $239,000 from the sale of loans and mortgage-backed securities. There were no significant gains or losses from the sale of assets in 1996.

   NON-INTEREST EXPENSES. Operating expenses increased $1.9 million or 15.5% to $14.0 million for fiscal 1996 compared to $12.1 million for fiscal 1995 primarily as a result of a $2.6 million ($1.6 million after tax) accrual for the one time SAIF special assessment. The SAIF special assessment was a 65.7 basis point charge on deposits that were insured by the SAIF of the FDIC on March 31, 1995. There will be a significant reduction in deposit insurance premiums in fiscal 1997.

   The reduction of operating expenses as a result of the sale of the Company's three branches on the west coast of Florida in July 1995 were substantially offset by the opening of three new branches in Palm Beach County on the east coast of Florida in fiscal 1996.

   Employee compensation and benefits increased $278,000 or 7.0% to $4.3 million in fiscal 1996 from $4.0 million in fiscal 1995. The increase primarily represents increased personnel resulting from the Company's growth.

   Insurance expense increased 251.5% due to the one time SAIF special assessment of $2.6 million. Insurance expense is expected to decrease because the annual insurance rate will decline to 6.7 basis points in 1997.

   Expenses associated with real estate owned ("REO") decreased to $73,000 in fiscal 1996 from $559,000 in fiscal 1995, a decrease of $486,000. This decrease reflected net gains on the sale of REO of $178,000 in fiscal 1996, compared with net losses of $172,000 in fiscal 1995.

   Other operating expenses decreased $420,000 or 17.1%, to $2.0 million for fiscal 1996 from $2.4 million for fiscal 1995. The decrease primarily reflects a decrease in the provision for losses on tax certificates. In fiscal 1995, the Company recorded an additional provision on tax certificates previously purchased, which have not been redeemed and on which the Company elected not to seek tax deeds.

   INCOME TAX PROVISION. The income tax provision was $1.7 million for fiscal 1996 compared to $3.7 million for fiscal 1995. The difference primarily results in the difference in income before income taxes. The effective tax rate was 39.1% in 1996 and 37.5% in 1995.

   PREFERRED STOCK DIVIDENDS. Total preferred stock dividends were $2.1 million in fiscal 1996 compared to $2.2 million in fiscal 1995. This decrease was because the Company declared a special dividend in the fourth quarter of fiscal 1995 on the Series A and Series B Non-Cumulative Convertible Preferred Stock of $1.25 and $0.92 per share, respectively, payable in Class A Common Stock. The special dividend represented five quarters of unpaid dividends. Regular dividends were paid on all other classes of preferred stock for both fiscal 1996 and 1995.

FINANCIAL CONDITION

   Total assets increased $216.0 million, or 35.5% to $824.4 million at September 30, 1996 from $608.4 million at September 30, 1995, as compared to $551.1 million at September 30, 1994.

   LOANS. The Company's net loans receivable increased by $193.3 million, or 42.6%, to $646.4 million, at September 30, 1996 from $453.1 million at September 30, 1995. The increase was primarily the result of $218.9 million of purchased residential loans, a $32.0 million purchase of a commercial real estate loan package, and $82.7 million of loan originations, partially offset by principal repayments of $133.8 million, sales of $4.4 million, and principal charge-offs and transfers to REO of $1.1 million. The commercial real estate loan package was comprised of 23 loans in South Florida with principal balances ranging from $376,000 to $4.7 million. Loans receivable increased $40.1 million from September 30, 1994 to September 30, 1995, a 9.8% change, primarily due to $76.1 million in residential loans purchased in fiscal 1995.

   Of the new loans originated or purchased during fiscal 1996 totaling $332.9 million, $207.1 million or 62.3% represented adjustable-rate residential loans. Of the Company's total net loans receivable of $646.4 million, at September 30, 1996, $448.7 million or 69.4% were adjustable-rate mortgage loans ("ARM's"). Of this amount the Company had at September 30, 1996 $155.7 million in ARM's tied to the 11th District Federal Home Loan Bank cost of funds index ("COFI"). COFI is a lagging index in that it does not change as quickly as market rates.

   CREDIT QUALITY. At September 30, 1996 non-performing assets totaled $7.8 million as compared to $6.7 million and $6.4 million at September 30, 1995 and 1994, respectively. Expressed as a percentage of total assets, non-performing assets declined to 0.95% as of September 30, 1996 as compared to 1.10% as of September 30, 1995. The declines in fiscal 1996 and fiscal 1995 were due to asset growth.

   Prior to 1993, the Company did not experience significant loan losses. However, beginning late in 1993, the Company began to charge off loans, particularly in Southern California where real estate values declined. Real estate values in Southern California had declined because of i) a slowing in the economy due to plant closings and layoffs in certain industries, ii) natural disasters in the area, and

iii) an over-valuation of the real estate market, in general, prior to the decline. While real estate values in Southern California stabilized during 1996, the Company believes that real estate values there have declined sufficiently since 1993 for there to be a continuing risk that borrowers faced with home mortgage payments based on 1993 values would default on their home mortgages. From late 1993 through September 30, 1996 the Company recorded a total of $2.4 million in charge offs for residential loans secured by property in Southern California. Of these Southern California charge offs, $1.0 million or 41.7% (an unusually high charge off rate) were for loans purchased from a single seller. As a result, the Company instituted legal action against the seller for breach of warranty to recover the Company's losses. In October 1995, this legal action was settled, which resulted in a recovery of $1.0 million. Taking into account this $1.0 million recovery, the Company recorded net charge offs of $1.7 million for the period from late 1993 through September 30, 1996, of which $1.4 million or 82.4% were for residential loans secured by real properties in Southern California.

   Beginning in fiscal 1993, management began to reduce the percentage of new loans acquired in California and ceased acquiring all but de minimis amounts of such loans in April 1994. As of September 30, 1996 the Company had $125.8 million of residential loans in California which constituted 15.3% of its assets. This compares to $183.6 million, or 33.3% of its assets as of September 30, 1994, and $147.2 million or 24.2% as of September 30, 1995. Effective in fiscal 1997, after taking into account the improved economic conditions in Southern California, management has discontinued this policy and may purchase additional recently originated residential loans secured by property located in California.

   The allowance for loan losses was $2.2 million, $1.5 million, and $0.8 million at September 30, 1996, 1995, and 1994, respectively. The allowance for loan losses as a percentage of total loans increased to 0.34% at fiscal year end 1996, as compared to 0.32% at fiscal year end 1995, and .20% at fiscal year end 1994. The increase in non-performing assets to $7.8 million as of September 30, 1996 from $6.7 million as of September 30, 1995 was due to increases in non-performing loans of $1.7 million and non-accrual tax certificates of $226,000, partially offset by a decrease in REO of $821,000. The increase in non-accrual tax certificates was due primarily to certificates purchased in 1993 which were not redeemed and on which the Company determined not to apply for tax deeds. REO declined from $1.5 million as of September 30, 1995 to $632,000 as of September 30, 1996. The decrease in REO was due to sales of properties in fiscal 1996 with net book values totaling $2.3 million, partially offset by new additions to REO of $1.4 million during the year. As a percentage of non-performing loans, the allowance for loan losses increased from 18.9% at September 30, 1994, to 31.5% at September 30, 1995 and 33.7% at September 30, 1996. At September 30, 1996, $2.8 million, or 43.4%, of the Company's non-performing loans were secured by Southern California properties as compared to $1.1 million or 28.2%, as of September 30, 1995. This level of Southern California non-performing loans reflected the longer time period required for foreclosures to be completed on California properties, as compared to that for foreclosures in other states .

   Effective October 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118. "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures ("SFAS No. 114"). There was no impact on the consolidated statement of operations upon implementation due to the composition of the Company's loan portfolio (primarily residential or collateral dependent loans) and the Company's policy for establishing the allowance for loan losses. The only impact to the consolidated statement of financial condition and to non-performing assets was to reclassify three loans totaling $522,000 previously classified as in substance foreclosures in real estate owned to non accrual loans. These loans were reclassified because the Company did not have possession of the collateral which, under SFAS No. 114 is required for a loan to be classified as real estate owned. SFAS No. 114 does not apply to large groups of smaller balance homogenous loans that are collectively evaluated for impairment. Loans collectively reviewed by the Company for impairment include all residential and consumer loans that are past due not more than 60 days. All other loans are reviewed based on specific criteria such as delinquency or other factors that may come to the attention of management. The Company's impaired loans within the scope of SFAS No. 114 include all non-performing loans.

   The Company's process for evaluating the adequacy of the allowance for loans losses has three basic elements: first is the identification of impaired loans; second is the establishment of an appropriate loan loss allowance once individual specific impaired loans are identified; and third is a methodology for establishing loans losses based on the inherent risk in the remainder of the loan portfolio, past loan loss experience, specific loans which could have loss potential, geographic and industry concentration, delinquency trends, economic conditions, the views of its regulators, and other relevant factors.

   The identification of impaired loans is achieved mainly through individual reviews of all loans 60 or more days past due. Loss allowances are established for specifically identified impaired loans based on the fair value of the underlying collateral in accordance with SFAS No. 114.

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

   Management believes that the allowance for loan losses is adequate given the strength of the Company's collateral position and the attention given to loan review and classifications. There can be no assurance that additional provisions for loan losses will not be required in future periods.

   The following table sets forth information concerning the Company's non-performing assets for the periods indicated:

                                                                      SEPEMBER 30,
                                               --------------------------------------------------------
                                                   1996         1995       1994       1993        1992
                                               ------------ ---------  --------- --------- ---------
                                                                 (DOLLARS IN THOUSANDS)
Non-accrual loans(1) ........................     $4,939(3)    $3,496     $3,918     $4,225      $1,043
Restructured loans(2) .......................      1,457        1,070        533        569          --
Loans past due 90 days and still accruing  ..         --           92         --         --          --
                                               ------------ ---------   --------   --------   ---------
 Total non-performing loans .................      6,396        4,658      4,451      4,794       1,043
Non-accrual tax certificates ................        800          574         --        --         --
Real estate owned ...........................        632        1,453      1,983      1,581         680
                                               ------------ ---------   --------   --------   ---------
 Total non-performing assets ................     $7,828       $6,685     $6,434     $6,375      $1,723
                                               ============ =========   ========   ========   =========
Allowance for losses on tax certificates  ...     $  614       $  569     $   85     $   --      $   --
Allowance for loan losses ...................      2,158        1,469        841      1,184         265
                                               ------------ ---------   --------   --------   ---------
 Total allowance ............................     $2,772       $2,038     $  926     $1,184      $  265
                                               ============ =========   ========   ========   =========
Non-performing assets as a percentage
  of total assets ...........................        .95%        1.10%      1.17%      1.46%        .50%
Non-performing loans as a percentage
  of total loans(4) .........................        .99%        1.02%      1.07%      1.54%        .45%
Allowance for loan losses as a percentage
  of total loans(4) .........................        .34%         .32%       .20%       .38%        .11%
Allowance for loan losses as a percentage of
  non-performing loans ......................      33.74%       31.54%     18.89%     24.70%      25.41%

----------
(1) Gross interest income that would have been recorded on non-accrual loans had they been current in accordance with original terms was $217,000, $128,000, $52,000, $295,000, and $127,000, for the years ended September
    30, 1996, 1995, 1994, 1993, and 1992, respectively. The amount of interest income on such non-accrual loans included in net income for years ended September 30, 1996, 1995, and 1994 was $145,000, $113,000 and
    $15,000, respectively.

(2) All restructured loans were accruing.

(3) In addition to the above, management has concerns as to the borrower's ability to comply with present repayment terms on $109,000 of accruing loans as of September 30, 1996.

(4) Based on balances prior to deductions for allowance for loan losses.

   TAX CERTIFICATES. The Company's investment in tax certificates increased $544,000, or 1.4%, to $40.1 million at September 30, 1996 from $39.5 million at September 30, 1995. The increase was primarily the result of $30.4 million in certificate purchases during fiscal 1996 which exceeded $29.9 million in certificate redemptions and repayments.

   MORTGAGE-BACKED SECURITIES. The Company's held-to-maturity mortgage-backed securities portfolio decreased $36.2 million, or 71.1%, to $14.7 million at September 30, 1996 from $50.9 million at September 30, 1995, primarily as a result of the Company's reclassifying $31.8 million of held-to-maturity mortgage-backed securities to available-for-sale in accordance with "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" issued by the Financial Accounting Standards Board which permitted a one-time reclassification. The reclassified securities had a market value of $916,000 in excess of their book value at the time of the transfer.

   The Company's available for sale mortgage-backed securities portfolio increased $53.4 million to $55.5 million as of September 30, 1996 from $2.1 million as of September 30, 1995: $31.8 million of the increase was due to the reclassification from held to maturity discussed above; $9.1 million of the increase was due to securities acquired with the Bank of Florida; and the remainder of the increase was due to purchases made during the 1996 fiscal year.

   DEPOSITS. Deposits increased by $196.0 million, or 63.2%, to $506.1 million at September 30, 1996 from $310.1 million at September 30, 1995. Management believes the increase in deposits was attributable to the Company offering competitive interest rates and personalized service. In addition, the Company acquired deposits of $27.3 million in the purchase of the Bank of Florida and opened branches in Boca Raton, Florida in December, 1995, Boynton Beach, Florida in June 1996 and West Palm Beach, Florida in September, 1996.

   In July 1995, the Company sold its three branches on the west coast of Florida with total deposits of $130.3 million. The Company has shifted its deposit growth strategy to focus on Dade, Broward and Palm Beach Counties.

   STOCKHOLDERS' EQUITY. Stockholders' equity was $69.1 million at September 30, 1996, an increase of $23.4 million or 51.1% from $45.7 million at September 30, 1995. The increase was due primarily to the issuance of 3,565,000 shares of Class A Common Stock pursuant to a stock offering completed in February 1996. Net proceeds from the offering were approximately $23.0 million.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's most significant sources of funds are deposits, Federal Home Loan Bank ("FHLB") advances, amortization and pre-payment of mortgage loans and securities, maturities of investment securities and other short term investments, and earnings and funds provided from operations. While FHLB advances, scheduled mortgage loan repayments and securities repayments are relatively predicable sources of funds, deposit flows and prepayments on loans and mortgage-backed securities are greatly influenced by general interest rates, economic conditions and competition. The Company manages the pricing of its deposits to maintain a desired balance. In addition, the Company invests excess funds in federal funds and other short-term interest-earning assets which provide liquidity to meet lending requirements.

   The Bank is required under applicable federal regulations to maintain specified levels of liquid investments in cash, United States government securities and other qualifying investments. Regulations currently in effect require the Bank to maintain liquid assets of not less than 5.0% of its net withdrawable accounts plus short-term borrowings, of which short-term liquid assets must consist of not less than 1.0%. As of September 30, 1996, the Bank had liquid assets and short-term liquid assets of 6.75% and 3.80%, respectively, which was in compliance with these requirements.

   The Company's primary use of funds is to purchase or originate loans and to purchase mortgage-backed and investment securities. In fiscal 1996, 1995, and 1994, loans increased $193.0 million, $40.1 million, and $117.6 million, respectively, and the Company purchased $22.7 million, $25.7 million, and $61.4 million, respectively, of mortgage-backed and investment securities. In addition, in 1995, the Company sold branches having $130.3 million of deposits. Funding for the above came primarily from increases in deposits of $196.1 million in 1996, increases in FHLB advances of $83.6 million in 1995 and increases in both deposits and FHLB advances of $52.7 million and $60.4 million, respectively in 1994.

   Federal savings banks such as BankUnited, FSB (the "Bank") are also required to maintain capital at levels specified by applicable minimum capital ratios. For a detailed discussion of these requirements, see Note 11 of Notes to Consolidated Financial Statements. At September 30, 1996, the Bank was in compliance with all capital requirements and met the definition of a "well capitalized" institution under applicable federal regulations.

   The Company is exploring several alternative public and/or private financings that would provide the Bank with a significant increase in liquidity and Tier 1 capital to permit additional growth.

IMPACT OF INFLATION AND CHANGING PRICES

   The Consolidated Financial Statements presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurements of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Savings institutions have asset and liability structures that are essentially monetary in nature, and their general and administrative costs constitute relatively small percentages of total expenses. Thus, increases in the general price levels for goods and services have a relatively minor effect on the total expenses of the Company. Interest rates have a more significant impact on the Company's financial performance than the effect of general inflation. Interest rates do not necessarily move in the same direction or change in the same magnitude as the prices of goods and services, although periods of increased inflation may accompany a rising interest rate environment.

RESULTS OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30, 1995 AND 1994

   NET INCOME. Net income before preferred stock dividends for fiscal 1995 was $6.2 million compared to $2.5 million in 1994. The increase in net income was primarily attributed to the pretax gain recorded in the fourth quarter of 1995 of $9.3 million ($5.8 million after tax) from the sale of the Company's three branches on the west coast of Florida

   Primary earnings per share were $1.77 in 1995 compared to $0.10 in 1994. Fully diluted earnings per share totaled $1.26 compared to $0.10 in 1994. There were no common stock dividends declared in fiscal 1995 compared to dividends of $0.075 per share of Class A Common Stock and $0.03 per share of Class B Common Stock declared in fiscal 1994.

   NET INTEREST INCOME. Net interest income before provision for loan losses was $13.1 million in fiscal 1995 as compared to $14.1 million in fiscal 1994. The $1.0 million, or 7.2%, decrease was attributable to a decline in the net interest rate spread to 2.12% for fiscal 1995, from 2.78% for fiscal 1994, which was only partially offset by an increase in the average balance of interest-earning assets. The average yield on interest-earning assets increased to 7.20% in fiscal 1995 from 6.48% in fiscal 1994 and the average cost of interest-bearing liabilities increased to 5.08% in fiscal 1995 compared to 3.70% in fiscal 1994.

   The net interest rate spread was negatively impacted by the 300 basis point rise in market interest rates in 1994 and early 1995, resulting in interest rate adjustments that were limited by the caps on the Company's ARMs. In addition, the Company had at September 30, 1995, $156.4 million in ARMs tied to COFI. Also, in fiscal 1995, in order to mitigate the loss of deposits from the sale of the west coast branches, the Company paid higher than usual rates on deposits in an effort to attract new deposits in its remaining branches, and utilized these new funds and higher cost FHLB advances in order to maintain its asset size.

   The increase in interest income of $9.0 million, or 29.6%, to $39.4 million for fiscal 1995 from $30.4 million for fiscal 1994 reflects increases in interest and fees on loans of $6.7 million, or 28.3%, and interest on mortgage-backed securities of $1.8 million, or 77.3%. The yield on loans increased to 7.19% in fiscal 1995 from 6.46% in fiscal 1994 and the average balance of loans receivable increased $55.3 million, or 15.2%, to $419.5 million for fiscal 1995. The yield on mortgage-backed securities increased to 6.91% in fiscal 1995 from 6.55% in fiscal 1994 and the average balance of mortgage-backed securities increased $24.0 million, or 68.1%, to $59.2 million for fiscal 1995. In order to diversify its loan portfolio and improve yields on loans receivable, the Company intends to increase significantly through purchases and originations the amount of non-residential loans in its portfolio. In December 1995, the Company purchased $32.0 million of commercial real estate loans.

   The increase in interest expense of $10.0 million, or 61.4%, to $26.3 million in fiscal 1995 from $16.3 million in fiscal 1994 reflects increases in interest on deposits of $6.5 million, or 57.3%, to $17.8 million for fiscal 1995 and an increase in interest on borrowings of $3.5 million, or 70.8%, to $8.4 million in fiscal 1995. The average cost of interest-bearing deposits increased from 3.55% to 4.78%, and the average balance of interest-bearing deposits increased $53.9 million, or 16.8%, to $373.7 million for fiscal 1995. The average cost of borrowings increased to 5.87% in fiscal 1995 from 4.11% in fiscal 1994, and the average balance of borrowings increased $23.5 million, or 19.4%, to $144.1 million for fiscal 1995.

   PROVISIONS FOR LOAN LOSSES. The provision for loan losses increased $34,000, or 2.9%, to $1.2 million in fiscal 1995. Net charge offs for fiscal 1995 were $593,000 compared to $1.5 million in fiscal 1994. for a detailed discussion of the Company's asset quality and allowance for loan losses, see "Financial Condition--Credit Quality."

   NON-INTEREST INCOME. Other income for fiscal 1995 was $10.2 million compared with $0.6 million in fiscal 1994. Fiscal 1995 included a gain of $9.3 million from the sale of Company's branches on the west coast of Florida, a gain of $263,000 from the sale of $23.7 million in mortgage servicing rights and gains of $239,000 from sale of loans and mortgage-backed securities. Fiscal 1994 included gains of $150,000 from the sale of loans and mortgage-backed securities.

   NON-INTEREST EXPENSES. Operating expenses increased $2.3 million, or 22.9%, to $12.1 million for fiscal 1995 compared to $9.9 million for fiscal 1994. Expenses increased in nearly every major category. The sale of the Company's west coast branches did not significantly impact expenses because it occurred late in the year.

   Employee compensation and benefits increased $625,000 or 18.5% to $4.0 million in fiscal 1995 from $3.4 million in fiscal 1994. The increase primarily represents a carryover from 1994, when the Company opened a new branch in Deerfield Beach, Florida and a mortgage origination center in Plantation, Florida.

   Occupancy and equipment expense increased $469,000, or 37.2%, as a result of the opening of the new branch and lending office in 1994 and increased rent expense paid while the new space for the Company's executive and administrative offices was being prepared for occupancy.

   Insurance expense increased $183,000, or 21.7%, due to FDIC insurance paid on the Company's increased deposits.

   Professional fees--legal and accounting increased $436,000, or 52.3%, due primarily to a legal action to recover losses on loans purchased from a single seller which was settled in October 1995 and the payment of disputed prior year legal fees.

   Expenses associated with REO increased to $559,000 in fiscal 1995, from $230,000 in fiscal 1994, an increase of $329,000. Net losses on the sale of REO increased $117,000 primarily because of losses on property in Southern California. REO operating expenses increased $213,000 for fiscal 1995, due to higher levels of REO during the year.

   INCOME TAX PROVISION. The income tax provision was $3.7 million for fiscal 1995 compared to $1.3 million for fiscal 1994. The difference primarily resulted from the difference in income before income taxes. The effective tax rate was 37.5% in 1995 and 31.4% in 1994; 1994 includes a $195,000 expense for the cumulative effect of a change in accounting principle as a result of the Company's adoption of Statement of Financial Accounting Standards No. 109-"Accounting for Income Taxes."

   PREFERRED STOCK DIVIDENDS. Total preferred stock dividends were $2.2 million in fiscal 1995 compared to $2.1 million in fiscal 1994. In the fourth quarter of fiscal 1995, the Company declared a special dividend on the Series A and Series B Non-Cumulative Convertible Preferred Stock of $1.25 and $0.92 per share, respectively, payable in Class A Common Stock. The dividend represented five quarters of unpaid dividends. In fiscal 1994, the Company paid cash dividends of $0.75 and $0.55 on the Series A and Series B Non-Cumulative Convertible Preferred Stock, respectively. Dividends of $0.55, $0.80, and $0.80 were paid on the Company's Series C, Series C-II, and Series 1993, Non Cumulative Convertible Preferred Stock respectively for both years. Dividends on the 9% Non Cumulative Perpetual Preferred Stock which was issued in the first quarter of fiscal 1994, were $0.90 and $0.675 per share in fiscal 1995 and 1994, respectively. In 1994, the Bank paid $198,000 in preferred stock dividends on stock redeemed with the issuance of the Non-Cumulative Perpetual Preferred Stock, Series 1993.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

   Set forth below is selected quarterly data for the fiscal years ended September 30, 1996 and 1995.


                                                                                1996
                                                          ----------------------------------------------
                                                             FIRST      SECOND       THIRD       FOURTH
                                                            QUARTER     QUARTER     QUARTER     QUARTER
                                                          ---------- ----------  ---------- ----------
                                                         (DOLLARS IN THOUSANDS EXCEPT EARNINGS PER SHARE)
Net interest income ....................................    $3,538      $3,758       $4,723      $5,491
Provision (credit)for loan losses ......................      (300)        (--)          75         105
Non-interest income ....................................       158         129          198         164
Non-interest expense ...................................     2,528       2,764        3,006       5,738
                                                          --------  ----------   ----------  ----------
Income (loss) before taxes and preferred stock
dividends ..............................................     1,468       1,123        1,840        (188)
Income taxes ...........................................       557         430          706         (36)
                                                          --------  ----------   ----------  ----------
Net income (loss) before preferred stock dividends  ....       911         693        1,134        (152)
Preferred stock dividends ..............................       536         536          537         536
                                                          --------  ----------   ----------  ----------
Net income (loss) applicable to common stock  ..........    $  375      $  157       $  597      $ (688)
                                                          ========  ==========   ==========  ==========
Primary earnings (loss) per share ......................    $ 0.16      $ 0.04       $ 0.10      $(0.12)
                                                          ========  ==========   ==========  ==========
Fully diluted earnings (loss) per share ................    $ 0.15      $ 0.04       $ 0.10      $(0.12)
                                                          ========  ==========   ==========  ==========

   In the fourth quarter of 1996, the Company recorded an expense of $2.6 million for a one-time special assessment by the Savings Association Insurance Fund ("SAIF"). The SAIF special assessment required by the FDIC became effective on September 30, 1996, in connection with the federal government's plan to recapitalize the SAIF.


                                                                         1995
                                                   ----------------------------------------------
                                                      FIRST      SECOND       THIRD       FOURTH
                                                     QUARTER     QUARTER     QUARTER     QUARTER
                                                   ---------- ----------  ---------- ----------
                                                   (DOLLARS IN THOUSANDS EXCEPT EARNINGS PER SHARE)
Net interest income .............................    $3,455      $3,497       $3,177      $2,985
Provision for loan losses .......................       150         115           75         881
Non-interest income .............................       369         232          215       9,421
Non-interest expense ............................     2,856       2,919        2,822       3,552
                                                   ---------- ----------  ---------- ----------
Income before taxes and preferred stock
dividends .......................................       818         695          495       7,973
Income taxes ....................................       296         254          181       3,010
                                                   ---------- ----------  ---------- ----------
Net income before preferred stock dividends  ....       522         441          314       4,963
Preferred stock dividends .......................       502         502          502         704
                                                   ---------- ----------  ---------- ----------
Net income (loss) applicable to common stock  ...    $   20      $  (61)      $ (188)     $4,259
                                                   ==========  ==========   ==========  ==========
Primary earnings (loss) per share ...............    $ 0.01      $(0.03)      $(0.09)     $ 1.80
                                                   ==========  ==========   ==========  ==========
Fully diluted earnings (loss) per share  ........    $ 0.01      $(0.03)      $(0.09)     $ 1.11
                                                   ==========  ==========   ==========  ==========


   In the fourth quarter of 1995, the Company sold its three branches on the west coast of Florida and recorded a gain of $9.3 million. In addition, the Company increased its allowance for loan losses from $720,000 at June 30, 1995 to $1.5 million at September 30, 1995, which required a fourth quarter provision of $881,000. The additional allowance was required primarily due to continued deterioration in the Southern California real estate market. The Company also paid in the fourth quarter approximately $272,000 in previously disputed legal fees and as part of its annual filings for tax deeds on tax certificates, recorded approximately $350,000 for losses on tax certificates primarily for certificates purchased in June 1992, for which the deeds will not be applied.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                       BANKUNITED FINANCIAL CORPORATION
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                PAGE
                                                                             ---------

Report of Independent Certified Public Accountants ........................      54

Consolidated Statements of Financial Condition as of September 30, 1996
and September 30, 1995 ....................................................      55

Consolidated Statements of Operations for the Years Ended
September 30, 1996, 1995 and 1994 .........................................      56

Consolidated Statements of Stockholders' Equity for the Years Ended
September 30, 1996, 1995 and 1994 .........................................      57

Consolidated Statements of Cash Flows for the Years Ended
September 30, 1996, 1995 and 1994 .........................................      59

Notes to Consolidated Financial Statements ................................      61

Unaudited Pro Forma Condensed Combined Financial Statements  ..............      88


              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of BankUnited Financial Corporation:

   In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, of stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of BankUnited Financial Corporation and its subsidiaries at September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

   As discussed in Notes 1 and 15 to the consolidated financial statements, the Company changed its method of accounting for income taxes as of October 1, 1993.

PRICE WATERHOUSE LLP


Miami, Florida
November 4, 1996, except as to Note 18,
 which is as of November 15, 1996

              BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                     SEPTEMBER 30,
                                                                               ------------------------
                                                                                   1996         1995
                                                                               ----------- -----------
                                                                                (DOLLARS IN THOUSANDS)
ASSETS
Cash ........................................................................    $  5,483     $  2,517
Federal Home Loan Bank overnight deposits ...................................      28,253       31,813
Federal funds sold ..........................................................         400          400
Tax certificates, (net of reserves of $614 and $569 at September 30, 1996
  and 1995, respectively) ...................................................      40,088       39,544
Investments held to maturity, (market value of approximately $11 and $4,686
  at September 30, 1996 and 1995, respectively) .............................          11        4,686
Investments available for sale, at market ...................................       6,685           --
Mortgage-backed securities held to maturity, (market value of approximately
  $14,274 and $50,670 at September 30, 1996 and 1995, respectively) .........      14,698       50,934
Mortgage-backed securities available for sale, at market ....................      55,467        2,064
Loans receivable, net .......................................................     646,385      453,134
Mortgage loans held for sale (market value of approximately $217 at
  September 30, 1995) .......................................................          --         216
Other interest earning assets ...............................................      12,225       12,325
Office properties and equipment, net ........................................       2,608        2,119
Real estate owned, net ......................................................         632        1,453
Accrued interest receivable .................................................       7,023        5,573
Prepaid expenses and other assets ...........................................       4,402        1,637
                                                                               ----------  -----------
  Total assets ..............................................................    $824,360     $608,415
                                                                               ==========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Deposits ...................................................................    $506,106     $310,074
 Advances from Federal Home Loan Bank .......................................     237,000      241,000
 Subordinated notes .........................................................         775          775
 Interest payable (primarily on deposits and advances from Federal Home Loan
   Bank) ....................................................................       1,244        1,169
 Advance payments by borrowers for taxes and insurance ......................       4,292        3,732
 Accrued expenses and other liabilities .....................................       5,832        5,920
                                                                               ----------  -----------
  Total liabilities .........................................................     755,249      562,670
                                                                               ----------  -----------
Commitments and contingencies (Notes 6 and 16)
Stockholders' equity:
 Preferred stock, Series B, C, C-II, 1993 and 9%, $0.01 par value.
   Authorized shares--10,000,000; issued and outstanding shares--2,664,547
   and 2,679,107 at September 30, 1996 and 1995, respectively ...............          27           27
 Class A Common Stock, $.01 par value. Authorized shares--15,000,000; issued and outstanding shares--5,454,201 and 1,835,170 at September 30, 1996 and
   1995, respectively .......................................................          54           18
 Class B Common Stock, $.01 par value. Authorized shares--3,000,000; issued and outstanding shares--251,515 and 232,324 at September 30, 1996 and
   1995, respectively .......................................................           3            2
Additional paid-in capital ..................................................      62,055       38,835
Retained earnings ...........................................................       7,279        6,838
Net unrealized (losses) gains on securities available for sale, net of tax  .        (307)          25
                                                                               ----------  -----------
  Total stockholders' equity ................................................      69,111       45,745
                                                                               ----------  -----------
  Total liabilities and stockholders' equity ................................    $824,360     $608,415
                                                                               ==========  ===========

         See accompanying notes to consolidated financial statements.

              BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 FOR THE YEARS ENDED
                                                                                    SEPTEMBER 30,
                                                                         ----------------------------------
                                                                            1996        1995         1994
                                                                         ---------- ----------  -----------
                                                                               (DOLLARS IN THOUSANDS,
                                                                             EXCEPT EARNINGS PER SHARE)
Interest income:
 Interest and fees on loans ...........................................    $41,313     $30,171     $23,513
 Interest on mortgage-backed securities ...............................      4,250       4,093       2,308
 Interest on short-term investments ...................................      2,359       1,491         803
 Interest and dividends on long-term investments and other
   interest-earning assets ............................................      4,210       3,664       3,797
                                                                         ---------- ----------  ----------
  Total interest income ...............................................     52,132      39,419      30,421
                                                                         ---------- ----------  ----------
Interest expense:
 Interest on deposits .................................................     20,791      17,849      11,344
 Interest on borrowings ...............................................     13,831       8,456       4,951
                                                                         ---------- ----------  ----------
  Total interest expense ..............................................     34,622      26,305      16,295
                                                                         ---------- ----------  ----------
 Net interest income before provision (credit) for loan losses  .......     17,510      13,114      14,126
Provision (credit) for loan losses ....................................       (120)      1,221       1,187
                                                                         ---------- ----------  ----------
 Net interest income after provision (credit) for loan losses  ........     17,630      11,893      12,939
                                                                         ---------- ----------  ----------
Non-interest income:
 Service fees .........................................................        597         423         358
 Gain on sale of loans and mortgage-backed securities .................          5         239         150
 Gain (loss) on sale of other assets ..................................         (6)      9,569          --
 Other ................................................................         53           6          46
                                                                         ---------- ----------  ----------
  Total non-interest income ...........................................        649      10,237         554
                                                                         ---------- ----------  ----------
Non-interest expenses:
 Employee compensation and benefits ...................................      4,275       3,997       3,372
 Occupancy and equipment ..............................................      1,801       1,727       1,258
 Insurance ............................................................      3,610       1,027         844
 Professional fees--legal and accounting ..............................        929       1,269         833
 Data processing ......................................................        340         356         335
 Loan servicing expense ...............................................        979         765         672
 Real estate owned operations .........................................         73         559         230
 Other operating expenses .............................................      2,029       2,449       2,342
                                                                         ---------- ----------  ----------
  Total non-interest expenses .........................................     14,036      12,149       9,886
                                                                         ---------- ----------  ----------
  Income before income taxes and cumulative effect of change in
    accounting principle ..............................................      4,243       9,981       3,607
Income taxes ..........................................................      1,657       3,741       1,133
                                                                         ---------- ----------  ----------
  Income before cumulative effect of change in accounting principle
    and preferred stock dividends .....................................      2,586       6,240       2,474
Cumulative effect of change in accounting principle ...................         --          --         195
                                                                         ---------- ----------  ----------
  Net income before preferred stock dividends .........................      2,586       6,240       2,279
Preferred stock dividends of BankUnited, FSB ..........................         --          --         198
Preferred stock dividends of the Company ..............................      2,145       2,210       1,871
                                                                         ---------- ----------  ----------
  Net income after preferred stock dividends ..........................    $   441     $ 4,030     $   210
                                                                         ========== ==========  ==========
Primary earnings per share before cumulative effect of change in
  accounting principle ................................................    $  0.10     $  1.77     $  0.19
Expense from change in accounting principle ...........................         --          --        0.09
                                                                         ---------- ----------  ----------
Primary earnings per share ............................................    $  0.10     $  1.77     $  0.10
                                                                         ========== ==========  ==========
Fully diluted earnings per share before cumulative effect of change in
  accounting principle ................................................    $  0.10     $ 01.26     $  0.19
Expense from change in accounting principle ...........................         --          --        0.09
                                                                         ---------- ----------  ----------
Fully diluted earnings per share ......................................    $  0.10     $  1.26     $  0.10
                                                                         ========== ==========  ==========

         See accompanying notes to consolidated financial statements.

              BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
                            (DOLLARS IN THOUSANDS)


                                                               CLASS A
                                                                COMMON
                                       PREFERRED STOCK          STOCK
                                   -----------------------  ------------
                                      SHARES       AMOUNT       SHARES
                                   ------------ ---------  -------------
Balance at September 30, 1993  ..    1,529,107      $16       1,721,325
 Underwritten public offering of
   the Company's preferred stock
   Series 9% ....................    1,150,000       11              --
 Issuance costs of the Company's
   preferred stock, Series 9% ...           --       --              --
 Issuance of Class A and Class B
   Common Stock .................           --       --          57,179
 Conversion of Class B
   Common Stock to Class A Common
   Stock ........................           --       --           8,514
 Payment of dividends on
   Company's preferred stock ....           --       --              --
 Payment of dividends on
   BankUnited, FSB's
   noncumulative
   preferred stock ..............           --       --              --
 Dividend payment of $.075 per
   Class A Common Stock and $.03
   per Class B Common Stock .....           --       --              --
 Net income for the year ended
   September 30, 1994 ...........           --       --              --
                                   ------------ ---------  ------------
Balance at September 30, 1994  ..    2,679,107       27       1,787,018
 Issuance of Class A and Class B
   Common Stock .................           --       --          22,418
 Conversion of Class B
   Common Stock to Class A Common
   Stock ........................           --       --             742
 Payment of dividends on
   Company's preferred stock ....           --       --          24,992
 Net unrealized gain on
   investments available
   for sale .....................           --       --              --
 Net income for the year ended
   September 30, 1995 ...........           --       --              --
                                   ------------ ---------  ------------
Balance at September 30, 1995  ..    2,679,107       27       1,835,170

                    (RESTUBBED TABLE CONTINUED FROM ABOVE)

                                                                                               UNREALIZED
                                                                                                GAIN ON
                                               CLASS B                                         SECURITIES
                                             COMMON STOCK                                       AVAILABLE          TOTAL
                                   -------------------------------     PAID-IN    RETAINED      FOR SALE,       STOCKHOLDERS'
                                     AMOUNT     SHARES     AMOUNT      CAPITAL    EARNINGS      NET OF TAX         EQUITY
                                   --------- ----------  ---------   -----------  -----------  -------------     ---------
Balance at September 30, 1993  ..     $17       215,765       $ 2      $27,503      $ 2,735         $--           $30,273
 Underwritten public offering of
   the Company's preferred stock
   Series 9% ....................      --            --        --       11,489           --          --            11,500
 Issuance costs of the Company's
   preferred stock, Series 9% ...      --            --        --         (876)          --          --              (876)
 Issuance of Class A and Class B
   Common Stock .................       1         7,583        --          297           --          --               298
 Conversion of Class B
   Common Stock to Class A Common
   Stock ........................      --        (8,514)       --           --           --          --                --
 Payment of dividends on
   Company's preferred stock ....      --            --        --           --       (1,871)         --            (1,871)
 Payment of dividends on
   BankUnited, FSB's
   noncumulative
   preferred stock ..............      --            --        --           --         (198)         --              (198)
 Dividend payment of $.075 per
   Class A Common Stock and $.03
   per Class B Common Stock .....      --            --        --           --         (137)         --              (137)
 Net income for the year ended
   September 30, 1994 ...........      --            --        --           --        2,279          --             2,279
                                   ------    ----------  --------    ---------  -----------   ---------    --------------
Balance at September 30, 1994  ..      18       214,834         2       38,413        2,808          --            41,268
 Issuance of Class A and Class B
   Common Stock .................      --        18,232        --          222           --          --               222
 Conversion of Class B
   Common Stock to Class A Common
   Stock ........................      --          (742)       --           --           --          --                --

                                                                                               UNREALIZED
                                                                                                GAIN ON
                                               CLASS B                                         SECURITIES
                                             COMMON STOCK                                       AVAILABLE          TOTAL
                                   -------------------------------     PAID-IN    RETAINED      FOR SALE,       STOCKHOLDERS'
                                     AMOUNT     SHARES     AMOUNT      CAPITAL    EARNINGS      NET OF TAX         EQUITY
                                    --------- ----------  ---------   -----------  -----------  -------------  ------------
 Payment of dividends on
   Company's preferred stock ....      --           --      --          200       (2,210)         --            (2,010)
 Net unrealized gain on
   investments available
   for sale .....................      --           --      --           --           --          25                25
 Net income for the year ended
   September 30, 1995 ...........      --           --      --           --        6,240          --             6,240
                                   ------    ---------   -----        -------    -------     -------         ---------
Balance at September 30, 1995  ..      18      232,324       2         38,835      6,838          25            45,745


(TABLE CONTINUED ON NEXT PAGE)

              BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY--(CONTINUED)
            FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
                            (DOLLARS IN THOUSANDS)


                                                             CLASS A
                                                              COMMON
                                     PREFERRED STOCK          STOCK
                                 -----------------------  ------------
                                    SHARES       AMOUNT       SHARES
                                 ------------ ---------  ------------
 Conversion of Preferred Stock
   to Common Stock Class A ....      (14,560)      --         21,340
 Issuance of Class A and Class
   B Common Stock .............           --       --         25,210
 Underwritten public offering
   of the Company's Common
   Class A, net ...............           --       --      3,565,000
 Payment of dividends on the
   Company's Preferred Stock ..           --       --          7,481
 Net change in unrealized loss
   on investments available
   for sale ...................           --       --             --
 Net income for the year ended
   September 30, 1996 .........           --       --             --
                                 -----------  -------      ---------
Balance at September 30, 1996      2,664,547      $27      5,454,201
                                 ===========  =======      =========


                    (RESTUBBED TABLE CONTINUED FROM ABOVE)


                                                                                               UNREALIZED
                                                                                                GAIN ON
                                               CLASS B                                         SECURITIES
                                             COMMON STOCK                                       AVAILABLE          TOTAL
                                   -------------------------------     PAID-IN    RETAINED      FOR SALE,       STOCKHOLDERS'
                                     AMOUNT     SHARES     AMOUNT      CAPITAL    EARNINGS      NET OF TAX         EQUITY
                                    --------- ----------  ---------   -----------  -----------  -------------     ------------
 Conversion of Preferred Stock
   to Common Stock Class A ....      --           --       --          --            --             --                   --
 Issuance of Class A and Class
   B Common Stock .............      --       19,191        1          330           --             --                  331
 Underwritten public offering
   of the Company's Common
   Class A, net ...............      36           --       --       22,831           --             --               22,867
 Payment of dividends on the
   Company's Preferred Stock ..      --           --       --           59       (2,145)            --               (2,086)
 Net change in unrealized loss
   on investments available
   for sale ...................      --           --       --           --           --           (332)                (332)
 Net income for the year ended
   September 30, 1996 .........      --           --       --           --        2,586             --                2,586
                                 ------    ---------   ------    ---------    ---------      ---------          -----------
Balance at September 30, 1996       $54      251,515      $ 3      $62,055      $ 7,279          $(307)             $69,111
                                 ======    =========   ======    =========    =========      =========          ===========

   The beginning balance at September 30, 1993 of each series of the Company's preferred stock were as follows:

                   SHARES       AMOUNT
                ------------ ---------
Series A .....       55,000      $ 1
Series B .....      142,378        2
Series C .....      363,636        4
Series C-II  .      222,223        2
Series 1993  .      745,870        7
                -----------  -------
  Total ......    1,529,107      $16
                ===========  =======


   The ending balance at September 30, 1996 of Preferred Stock were as follows:


                   SHARES       AMOUNT
                ------------ ---------
Series B .....      183,818      $ 2
Series C .....      363,636        4
Series C-II  .      222,223        2
Series 1993  .      744,870        7
Series 9% ....    1,150,000       12
                -----------  -------
  Total ......    2,664,547      $27
                ===========  =======


   Effective September 30, 1995, the Series A Preferred Stock was exchanged for Series B Preferred Stock.

         See accompanying notes to consolidated financial statements.

              BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           FOR THE YEARS ENDED
                                                                              SEPTEMBER 30,
                                                                ----------------------------------------
                                                                    1996          1995           1994
                                                                ------------ ------------  ------------
                                                                         (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
Net income ...................................................    $   2,586     $  6,240      $   2,279
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
   Provision (credit) for loan losses ........................         (120)       1,221          1,187
 Provision for losses on tax certificates ....................           76          484             85
 Depreciation and amortization ...............................          674          526            308
 Amortization of discounts and premiums on investments  ......           20            3             32
 Amortization of discounts and premiums on
   mortgage-backed securities ................................          144           84             92
 Amortization of discounts and premiums on loans  ............       (2,332)        (784)           138
 Loans originated for sale ...................................       (4,141)      (2,376)       (12,387)
 Increase in accrued interest receivable .....................       (1,239)        (320)          (859)
 Increase in interest payable on deposits and FHLB advances  .           31          685             61
 Increase (decrease) in accrued expenses .....................          213          (68)           121
 Increase (decrease) in accrued taxes ........................       (2,960)       3,065           (547)
 Increase (decrease) in deferred taxes .......................         (469)          33           (174)
 Increase (decrease) in other liabilities ....................        2,841        1,763           (800)
 (Increase) decrease in prepaid expenses and other assets  ...         (224)         566           (962)
 Gain on sales of mortgage-backed securities .................           --        (231)          (221)
 Proceeds from sale of loans .................................        4,362        2,456         21,797
 Recovery on loans ...........................................        1,119            1             52
 (Gain) loss on sales of loans ...............................           (5)          (8)            71
 (Gain) loss on real estate owned operations .................         (185)          94             63
 (Gain) on sales of tax certificates .........................           --          (3)            (1)
 (Gain) loss on sale of other assets .........................            7           --            --
 Gain on sale of loan servicing rights .......................           --        (265)            --
 Gain on sale of branches ....................................           --      (9,304)            --
                                                                -----------  ----------    -----------
  Net cash provided by (used in) operating activities  .......         (398)       3,862         10,335
                                                                -----------  ----------    -----------
Cash flows from investing activities:
 Net increase in loans .......................................     (185,457)     (44,744)      (117,689)
 Proceeds from sale of real estate owned .....................        2,661        4,607          3,522
 Purchase of investment securities ...........................       (3,510)      (4,675)        (4,180)
 Purchase of mortgage-backed securities ......................      (19,228)     (11,931)       (57,188)
 Purchases of other earning assets ...........................         (650)      (9,580)            --
 Proceeds from sale of loan servicing rights .................           --         265             --
 Proceeds from repayments of investment securities  ..........        5,675        2,000          7,150
 Proceeds from repayments of mortgage-backed securities  .....       10,523        6,326          7,021
 Proceeds from repayments of other earning assets  ...........          750        5,125             --
 Proceeds from sales of investment securities ................        2,097           --            --
 Proceeds from sale of mortgage-backed securities  ...........           --        9,947          6,297
 Purchases of office properties and equipment ................       (1,170)        (742)        (1,109)
 Net decrease (increase) in tax certificates .................         (620)       2,587          1,682
 Purchase of Bank of Florida, net of acquired cash
   equivalents ...............................................        1,521           --            --
                                                                -----------  ----------    -----------
  Net cash used in investing activities ......................     (187,408)     (40,815)      (154,494)
                                                                -----------  ----------    -----------

(CONTINUED ON NEXT PAGE)

              BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS--(CONTINUED)

                                                                            FOR THE YEARS ENDED
                                                                               SEPTEMBER 30,
                                                                  --------------------------------------
                                                                      1996         1995          1994
                                                                  ----------- ------------  ------------
                                                                          (DOLLARS IN THOUSANDS)
Cash flows from financing activities:
 Net increase in deposits ......................................    $168,744     $  92,555     $ 52,687
 Net (decrease) in deposits from sale of branches ..............          --      (130,276)          --
 Net (decrease) increase in Federal Home Loan Bank advances  ...      (4,000)      105,000       39,000
 Net (decrease) increase in other borrowings ...................          --       (21,400)      21,400
 Premium on sale of branches ...................................          --         9,304           --
 Underwritten public offering of Company's 9%
   Preferred Stock .............................................          --            --        5,873
 Redemption of preferred stock--minority interests  ............          --            --       (2,496)
 Net proceeds from issuance of common stock ....................      23,198           222          298
 Cash dividends paid on the Bank's noncumulative
   preferred stock .............................................          --            --         (198)
 Dividends paid on the Company's preferred stock ...............      (2,086)       (2,010)      (1,871)
 Cash dividends on common stock ................................          --            --         (137)
 Increase in advances from borrowers for taxes and insurance  ..         560         1,526          200
                                                                  ----------    ----------     --------
  Net cash provided by financing activities ....................     186,416        54,921      114,756
                                                                  ----------    ----------     --------
 Increase (decrease) in cash and cash equivalents ..............        (594)       17,968      (29,403)
 Cash and cash equivalents at beginning of year ................      34,730        16,762       46,165
                                                                  ----------    ----------     --------
 Cash and cash equivalents at end of year ......................    $ 34,136     $  34,730     $ 16,762
                                                                  ==========    ==========     ========
Supplemental Disclosures:
 Interest paid on deposits and borrowings ......................    $ 34,547     $  25,617     $ 16,235
                                                                  ==========    ==========     ========
 Income taxes paid .............................................    $  4,626     $     676     $  1,888
                                                                  ==========    ==========     ========
 Transfers from loans to real estate owned .....................    $  1,154     $   1,182     $  3,986
                                                                  ==========    ==========     ========
 Transfer of mortgage-backed securities from held for sale to
   held to maturity at the lower of cost or market .............    $     --     $      --     $  3,627
                                                                  ==========    ==========     ========
 Transfer of mortgage-backed securities from held to maturity
   to available for sale .......................................    $ 31,780     $      --     $     --
                                                                  ==========    ==========     ========

         See accompanying notes to consolidated financial statements.

              BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The accounting and reporting policies of BankUnited Financial Corporation (the "Company") and subsidiaries conform to generally accepted accounting principles and to general practices within the savings and loan industry. Presented below is a description of the Company and its principal accounting policies.

(A) BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

   The consolidated financial statements include the accounts of the Company and its subsidiaries, BankUnited, FSB ("the Bank"), a federally chartered savings bank and BU Ventures, Inc. and the Bank's wholly-owned subsidiaries, T&D Properties of South Florida, Inc. ("T&D") and Bay Holdings Company, Inc., ("Bay Holdings"). The Bank provides a full range of banking services to individual and corporate customers through its branches in South Florida. The Bank is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities. T&D invests in tax certificates and holds title to, maintains, manages and supervises the disposition of real property acquired through tax deeds. Bay Holdings holds title to, maintains, manages and supervises the disposition of real estate acquired through foreclosure. All significant intercompany transactions and balances have been eliminated.

   The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and operations for the period.

   Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowances for loan losses and the allowance for losses on tax certificates and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for loan losses and real estate owned, management obtains independent appraisals for all properties.

(B) MORTGAGE-BACKED SECURITIES AND INVESTMENTS

   The Company adopted Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"), "Accounting for Certain Investments in Debt and Equity Securities," effective October 1, 1994. In accordance with SFAS No. 115, mortgage-backed securities and other investments available for sale are carried at fair value (market value), inclusive of unrealized gains and/or losses, and net of discount accretion and premium amortization computed using the level yield method. Net unrealized gains and losses are reflected as a separate component of stockholders' equity, net of applicable deferred taxes.

   Prior to adoption of SFAS No. 115, mortgage-backed securities and other securities designated as held for sale were carried at the lower of cost or market value, determined in the aggregate. Net unrealized losses were recognized in a valuation allowance by charges to income.

   Mortgage-backed securities and investments held to maturity are carried at amortized cost. Under the guidance of SFAS No. 115, mortgage-backed securities and investment securities that the Company has the positive intent and ability to hold to maturity are designated as held-to-maturity securities.

   Gain or losses on sales of mortgage securities and investments are recognized on the specific identification basis.

              BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                              SEPTEMBER 30, 1996

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

   Tax certificates are considered investments held to maturity and, accordingly, are carried at cost less a valuation allowance. Interest is accrued on tax certificates until payoff or until it appears uncollectible. When deemed uncollectible, accrued but uncollected interest is reversed. Applicable law permits application for tax deeds to be applied for two years after the effective date of the acquisition of the tax certificate. Tax deeds applied for are carried at the cost adjusted for accrued interest. Tax deeds applied for carry an annual interest rate of 18%.

(C) ALLOWANCE FOR LOAN LOSSES

   A provision for losses on loans is charged to operations when, in management's opinion, the collectibility of the balances is doubtful and the carrying value is greater than the estimated net realizable value of the collateral. The provision is based upon a review of the nature, volume, delinquency status and inherent risk of the loan portfolio in relation to the allowance for loan losses.


   Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require additions to the allowance based on their judgments about information available to them at the time of their examination.

   The Company's non-accrual policy provides that all loans are placed on non-accrual status when they are 90 days past due as to either principal or interest, unless the loan is fully secured and in the process of collection. Loans are returned to accrual status when they become less than 90 days delinquent.

   Payments received on impaired loans are generally applied to principal and interest based on contractual terms.


   See Note 5 for information regarding the Company's adoption of Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan".

(D) LOANS RECEIVABLE

   Loans receivable are considered long-term investments and, accordingly, are carried at historical cost. Loans held for sale are recorded at the lower of cost or market, determined in the aggregate. In determining cost, deferred loan origination fees are deducted from principal balances of the related loans.

(E) LOAN-ORIGINATION FEES, COMMITMENT FEES AND RELATED COSTS

   Loan origination fees are accounted for in accordance with SFAS No. 91, "Accounting for Non-refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." Loan origination fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income using the interest method over the contractual life of the loans, adjusted for estimated prepayments based on the Company's historical prepayment

              BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                              SEPTEMBER 30, 1996

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

experience. Commitment fees and costs relating to commitments, of which the likelihood of exercise is remote, are recognized over the commitment period on a straight-line basis. If the commitment is subsequently exercised during the commitment period, the remaining unamortized commitment fee at the time of exercise is recognized over the life of the loan as an adjustment of yield.

(F) OTHER INTEREST EARNING ASSETS

   Other interest earning assets include Federal Home Loan Bank of Atlanta stock and an equity investment in the Community Reinvestment Group. The fair value is estimated to be the carrying value which is par.

(G) OFFICE PROPERTIES AND EQUIPMENT

   Office properties and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is provided using the estimated service lives of the assets for furniture, fixtures and equipment (7 to 10 years), and computer equipment and software (3 to 5 years), or with leases, the term of the lease or the useful life (10 years), whichever is shorter. Repair and maintenance costs are charged to operations as incurred, and improvements are capitalized.

(H) ACCRUED INTEREST RECEIVABLE

   Recognition of interest on the accrual method is generally discontinued when interest or principal payments are greater than 90 days in arrears, unless the loan is well secured and in the process of collection. At the time a loan is placed on nonaccrual status, previously accrued and uncollected interest is reversed against interest income in the current period.

(I) INCOME TAXES

   The Company and its subsidiaries file consolidated income tax returns. Deferred income taxes have been provided for elements of income and expense which are recognized for financial reporting purposes in periods different than such items are recognized for income tax purposes. Effective October 1, 1993, the Company implemented Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes." SFAS No. 109 requires accounting for deferred taxes utilizing the liability method, which applies the enacted statutory rates in effect at the statement of financial condition date to differences between the book and tax bases of assets and liabilities. The resulting deferred tax liabilities and assets are adjusted to reflect changes in tax laws. Prior to implementing SFAS No. 109, the Company accounted for income taxes in accordance with Accounting Principles Board Opinion No. 11, which provided for deferred taxes based on differences between taxable income and book income.

   The implementation of SFAS No. 109 on October 1, 1993 resulted in an increase of the net deferred tax liability of $195,000. This amount was reported separately as a cumulative effect of a change in the method of accounting for income taxes in the Consolidated Statement of Operations.

(J) EARNINGS PER SHARE

   Primary earnings per common and common equivalent share is computed on a weighted average number of common shares and common share equivalents outstanding during the year. Common share

              BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                              SEPTEMBER 30, 1996

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

equivalents include the dilutive effect of stock options using the treasury stock method. The weighted average number of common share equivalents assumed outstanding for the years ended September 30, 1996, 1995 and 1994 were 4,559,000, 2,296,000, and 2,175,000, respectively. Earnings per common share, assuming full dilution, assume the maximum dilutive effect of the average number of shares from stock options and the conversion equivalents of preferred stocks. The weighted average number of fully diluted common shares outstanding during the years ended September 30, 1996, 1995 and 1994 were 4,559,000, 4,159,000, and 2,175,000, respectively. Stock dividends have been included in the calculation of earnings per share for all years presented.

(K) REAL ESTATE OWNED

   Property acquired through foreclosure, deeds in lieu of foreclosures, or loans judged to be in-substance foreclosures are recorded at the lower of the related principal balance at foreclosure or estimated fair value less estimated costs to sell the property. Any excess of the loan balance over the net realizable value is charged to the allowance for loan losses when the property is classified as real estate owned. The net realizable value is reviewed periodically and, when necessary, any decline in the value of the real estate is charged to expense. Significant property improvements which enhance the salability of the property are capitalized to the extent that the carrying values do not exceed their estimated realizable values. Maintenance and carrying costs on the property are charged to operations as incurred.

(L) STOCK OPTIONS

   At the time stock options are granted to employees and directors, no accounting entries are made, as the options are granted at the fair market value of the Company's common stock. The proceeds from the exercise of options are credited to common stock for the par value of the shares issued, and the excess, net of any tax benefit is credited to paid-in capital.

(M) IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

   In May 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 122 ("SFAS No. 122") "Accounting for Mortgage Servicing Rights" an amendment of FASB Statement No.
65. SFAS No. 122 requires that the Company recognize rights to service mortgage loans for others as a separate asset, regardless of how those servicing rights were acquired. The value of the mortgage servicing rights should be recorded at their relative fair values. SFAS No. 122 was adopted prospectively beginning October 1, 1995. The impact of adopting SFAS No. 122 was not material.

   In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." SFAS No. 123 establishes financial accounting and reporting standards for stock based employee compensation plans. The statement defines a "fair value based method" of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, SFAS No. 123 also allows an entity to continue to measure compensation costs for those plans using the "intrinsic value based method" of accounting, which the Company currently uses. The Company currently intends to continue to use the "intrinsic value based method" and disclose in the notes to the consolidated financial statements, the required information using the "fair value based method."

              BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                              SEPTEMBER 30, 1996

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

   In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125 ("SFAS 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on a financial-components approach that focuses on control. SFAS 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996 and is to be prospectively applied. Management is currently evaluating the impact of adoption of SFAS 125 on its financial position and results of operations.

(N) FINANCIAL STATEMENT RECLASSIFICATIONS

   Certain prior period amounts have been reclassified to conform to the September 30, 1996 consolidated financial statements.

(2) TAX CERTIFICATES

   Tax certificates are certificates representing delinquent real estate taxes owed to the respective counties. A substantial percentage of tax certificates are for properties located in southeast Florida. The Company's policy is to purchase tax certificates only for properties located in Florida.

   The net carrying value of tax certificates was $40.0 million and $39.5 million at September 30, 1996 and 1995, respectively. Included in these amounts at September 30, 1996 and 1995 were $1.9 million and $3.9 million, respectively of tax certificates for which the Company had made application for the tax deeds. The Company maintains loss reserves for tax certificates which were $614,000 and $569,000 at September 30, 1996 and 1995, respectively.

   The estimated market values of the Company's tax certificates are the same as the carrying values, since historically the tax certificates have had relatively short lives and their yields approximate market rates.

(3) SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

   Interest income from securities purchased under agreements to resell aggregated approximately $1.2 million and $701,000 for the years ended September 30, 1995 and 1994, respectively.

              BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                              SEPTEMBER 30, 1996

   The following sets forth information concerning the Company's securities purchased under agreements to resell for the periods indicated:


                                                          AS OF AND FOR THE
                                                       YEAR ENDED SEPTEMBER 30,
                                                -------------------------------------
                                                  1996      1995            1994
                                                ------- ----------  -----------------
                                                        (DOLLARS IN THOUSANDS)
Maximum amount of outstanding agreements at
  any month end during the period ............     --     $   700        $ 6,800
Average amount outstanding during the period       --     $20,262        $18,283
Weighted average interest rate for the period      --        6.10%          3.83%
Maturity .....................................     --          --   Oct. 1, 1994


(4) INVESTMENTS AND MORTGAGE-BACKED SECURITIES

   Pursuant to the provisions of SFAS No. 115, securities designated as available for sale are carried at market value with the resultant after-tax appreciation or depreciation from amortized cost reflected as an addition to, or deduction from, stockholders' equity. In December of 1995 the Company reclassified $31.8 million of held-to-maturity mortgage-backed securities to available-for-sale in accordance with "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" issued by the Financial Accounting Standard Board. The reclassified securities had a market value of $916,000 in excess of their book value at the time of transfer.

INVESTMENTS

   Presented below is an analysis of the carrying values and approximate market values of investments held to maturity.

                                         SEPTEMBER 30, 1996
                       ----------------------------------------------------
                                        GROSS           GROSS
                         CARRYING     UNREALIZED     UNREALIZED     MARKET
                          VALUE         GAINS          LOSSES        VALUE
                       ----------- -------------  ------------- ----------
                                       (DOLLARS IN THOUSANDS)
State of Israel
bonds ...............      $11           $--            $--         $11
                       -----------   ------------   -------------  ---------
 Total ..............      $11           $--            $--         $11
                       ===========  =============   =============  =========

                                                      SEPTEMBER 30, 1995
                                    ----------------------------------------------------
                                                     GROSS           GROSS
                                      CARRYING     UNREALIZED     UNREALIZED     MARKET
                                       VALUE         GAINS          LOSSES        VALUE
                                    ----------- -------------  ------------- ----------
                                                    (DOLLARS IN THOUSANDS)
U.S. government agency securities      $4,675         $--            $--       $4,675
State of Israel bonds ............         11          --             --           11
                                    -----------  -------------   -------------  ---------
 Total ...........................     $4,686         $--            $--        $4,686
                                    ===========  =============   =============  =========

   All investments held to maturity at September 30, 1996 and 1995 had maturities between one and five years.

              BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                              SEPTEMBER 30, 1996

(4) INVESTMENTS AND MORTGAGE-BACKED SECURITIES--(CONTINUED)

   Presented below is an analysis of the investments designated as available for sale.

                                                        SEPTEMBER 30, 1996
                                    --------------------------------------------------------
                                                       GROSS           GROSS
                                      HISTORICAL     UNREALIZED     UNREALIZED     CARRYING
                                         COST          GAINS          LOSSES         VALUE
                                    ------------- -------------  ------------- -------------
                                                      (DOLLARS IN THOUSANDS)
U.S. Treasury notes ..............      $2,005          $--           $ (1)        $2,004
U.S. government agency securities        2,999           --            (18)         2,981
Other ............................       1,702           --             (2)         1,700
                                    ------------- -------------  ------------- -----------
 Total ...........................      $6,706          $--           $(21)        $6,685
                                    ============= =============  ============= ===========

   The Company had no investments classified as available for sale in 1995.

MORTGAGE-BACKED SECURITIES

   The carrying value and historical cost of mortgage-backed securities available for sale are summarized as follows:

                                                      SEPTEMBER 30, 1996
                                  --------------------------------------------------------
                                                     GROSS           GROSS
                                    HISTORICAL     UNREALIZED     UNREALIZED     CARRYING
                                       COST          GAINS          LOSSES         VALUE
                                  ------------- -------------  ------------- -------------
                                                    (DOLLARS IN THOUSANDS)
GNMA mortgage-backed securities      $24,943          $207           $(338)       $24,812
FNMA mortgage-backed securities        6,055            61              (2)         6,114
FHLMC mortgage-backed
securities .....................      22,172            33            (432)        21,773
Other ..........................       2,772             6             (10)         2,768
                                  -------------  -------------   -------------  -----------
 Total .........................     $55,942          $307           $(782)       $55,467
                                  =============  =============   =============  ===========

                                                       SEPTEMBER 30, 1995
                                   --------------------------------------------------------
                                                      GROSS           GROSS
                                     HISTORICAL     UNREALIZED     UNREALIZED     CARRYING
                                        COST          GAINS          LOSSES         VALUE
                                   ------------- -------------  ------------- -------------
                                                     (DOLLARS IN THOUSANDS)
FHLMC mortgage-backed securities       $2,025          $39             $--        $2,064
                                   -------------  -------------   -------------  -----------
 Total ..........................      $2,025          $39             $--        $2,064
                                   =============  =============   =============  ===========

              BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                              SEPTEMBER 30, 1996

(4) INVESTMENTS AND MORTGAGE-BACKED SECURITIES--(CONTINUED)

   The market value and historical cost of mortgage-backed securities held to maturity are summarized as follows:

                                                        SEPTEMBER 30, 1996
                                      ----------------------------------------------------
                                                       GROSS           GROSS
                                        CARRYING     UNREALIZED     UNREALIZED     MARKET
                                         VALUE         GAINS          LOSSES        VALUE
                                      ----------- -------------  ------------- -----------
                                                      (DOLLARS IN THOUSANDS)
GNMA ...............................    $    83         $ 5            $  --      $    88
FHLMC ..............................      4,144          --            (118)        4,026
Collateralized mortgage obligations       8,802          --            (289)        8,513
Mortgage pass-through certificates        1,669          --             (22)        1,647
                                      -----------  -------------   -------------  ---------
 Total .............................    $14,698         $ 5           $(429)      $14,274
                                      ===========  =============   =============  =========

                                                        SEPTEMBER 30, 1995
                                      -----------------------------------------------------
                                                       GROSS           GROSS
                                        CARRYING     UNREALIZED     UNREALIZED      MARKET
                                         VALUE         GAINS          LOSSES        VALUE
                                      ----------- -------------  ------------- ------------
                                                      (DOLLARS IN THOUSANDS)
GNMA ...............................    $25,644         $453           $(143)     $25,954
FNMA ...............................      4,761          126              --        4,887
FHLMC ..............................      7,406           --           (231)        7,175
Collateralized mortgage obligations       3,580           --            (84)        3,496
Mortgage pass-through certificates        9,543           --           (385)        9,158
                                      ----------- -------------  ------------- ----------
 Total .............................    $50,934         $579          $(843)      $50,670
                                      =========== =============  ============= ==========

   The mortgage-backed securities have contractual maturities which range from the years 1996 to 2026, however, expected maturities will differ from contractual maturities as borrowers have the right to prepay obligations with or without prepayment penalties.

   There were no sales of mortgage-backed securities and collateralized mortgage obligations in 1996, however, gross proceeds on sales of mortgage-backed securities and collateralized mortgage obligations were $10.0 million and $6.3 million during the years ended September 30, 1995 and 1994, respectively. Gross realized gains were $231,000 and $221,000 on sales of mortgage-backed securities during the years ended September 30, 1995 and 1994, respectively. There were no realized losses during the years ended September 30, 1995 and 1994.

   At September 30, 1995 and 1994, GNMA, FHLMC and FNMA mortgage-backed securities with carrying values of approximately $3.0 million and $5.4 million, respectively, were pledged as collateral for public funds on deposit. There were none pledged in 1996. At September 30, 1994, FNMA and GNMA mortgage-backed securities with a carrying value of approximately $25.0 million and a market value of approximately $23.7 million were pledged as collateral for a $21.4 million reverse repurchase agreement. The securities underlying the agreement were held in safekeeping by a trustee.

              BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                              SEPTEMBER 30, 1996

(5) LOANS RECEIVABLE

   Loans receivable consist of the following:

                                                      AS OF SEPTEMBER 30,
                                                   ------------------------
                                                       1996         1995
                                                   ----------- ------------
                                                    (DOLLARS IN THOUSANDS)
Mortgage loans--conventional ....................    $263,757     $224,160
Mortgage loans--conventional serviced by others       317,103      209,339
Mortgage loans--other ...........................      53,817       12,381
Commercial loans:
 Secured ........................................       5,618        3,372
 Unsecured ......................................         787          260
Line of credit loans ............................       1,254          892
Share loans .....................................         648          218
Installment loans ...............................       1,001          595
                                                   ----------- -----------
 Total ..........................................     643,985      451,217
Less allowance for loan losses ..................      (2,158)      (1,469)
Deferred loan fees, discounts and premiums  .....       4,558        3,386
                                                   ----------- -----------
 Loans receivable, net ..........................    $646,385     $453,134
                                                   ===========  ===========


   Of the total gross loans receivable of $644.0 million at September 30, 1996, approximately $262.7 million, or 40.8%, represents residential loans secured by properties in Florida, $125.8 million, or 19.5% represents loans in California and $255.5 million, or 39.7% represents loans in other states.

   See Note 8 for loans collateralized for Federal Home Loan Bank Advances.


   Changes in the allowance for loan losses are as follows:

                                         YEARS ENDED SEPTEMBER 30,
                                     --------------------------------
                                        1996       1995        1994
                                     --------- ---------  -----------
                                          (DOLLARS IN THOUSANDS)
Balance at beginning of the period     $1,469     $  841     $ 1,184
Provision (credit) ................      (120)     1,221       1,187
Allowance from Bank of Florida  ...       183         --         --
Loans charged-off .................      (493)      (594)     (1,582)
Recoveries ........................     1,119          1          52
                                     --------- ---------  ----------
Balance at end of the period  .....    $2,158     $1,469     $   841
                                     ========= =========  ==========


   Effective October 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan Income Recognition and Disclosures" ("SFAS No. 114"). There was no impact on the consolidated statement of operations upon implementation due to the composition of the Company's loan portfolio (primarily residential or collateral dependent loans) and the Company's policy for establishing the allowance for loan losses. The only impact to the consolidated statement of financial condition and to non-performing assets was to reclassify three loans totaling $522,000 previously classified as insubstance foreclosures in real estate owned to non-accrual

              BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                              SEPTEMBER 30, 1996

(5) LOANS RECEIVABLE--(CONTINUED)

loans. These loans were reclassified because the Company did not have possession of the collateral which, under SFAS No. 114, is required for a loan to be classified as real estate owned.

   As of September 30, 1996 and 1995, the Company had impaired or non-accrual loans of $4.9 million and $3.5 million, respectively, and had recorded specific reserves on these loans of $801,000 and $802,000, respectively. For the years ended September 30, 1996, 1995 and 1994 the average amounts of impaired loans were $4,808,000, $2,251,000 and $2,576,000, respectively. No income is recognized on loans during the period for which the loan is deemed impaired.


(6) OFFICE PROPERTIES AND EQUIPMENT

   Office properties and equipment are summarized as follows:

                                                AS OF
                                            SEPTEMBER 30,
                                       ----------------------
                                          1996        1995
                                       ---------- -----------
                                       (DOLLARS IN THOUSANDS)
Leasehold improvements ..............    $ 1,640     $ 1,068
Furniture, fixtures and equipment  ..      1,881       1,409
Computer equipment and software  ....      1,124       1,016
                                       ---------  ----------
Total ...............................      4,645       3,493
Less: accumulated depreciation  .....     (2,037)     (1,374)
                                       ---------  ----------
Office properties and equipment, net     $ 2,608     $ 2,119
                                       =========  ==========

   Depreciation expense was $674,000, $526,000, and $308,000 for the years ended September 30, 1996, 1995, and 1994, respectively.

   The Company has entered into non-cancelable leases with approximate minimum future rentals as follows:

 YEARS ENDING SEPTEMBER 30,          AMOUNT
--------------------------- ---------------------
                               (DOLLARS IN THOUSANDS)
 1997 .....................          $1,002
 1998 .....................             917
 1999 .....................             837
 2000 .....................             809
 2001 .....................             754
 Thereafter ...............           1,538
                             ---------------------
  Total ...................          $5,857
                             =====================

   Rent expense for the years ended September 30, 1996, 1995, and 1994 was $905,000, $959,000, and $768,000, respectively.

              BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                              SEPTEMBER 30, 1996

(7) DEPOSITS

   The weighted average nominal interest rate payable on all deposit accounts at September 30, 1996 and 1995 was 5.11% and 5.14%, respectively.

   Types of deposits and related range of interest rates were as follows:

                                                                          SEPTEMBER 30,
                                          ----------------------------------------------------------------------------
                                                           1996                                   1995
                                          -------------------------------------  -------------------------------------
                                                                      (DOLLARS IN THOUSANDS)
Non-interest-bearing deposits ..........      --%     -       --%    $  7,301        --%     -       --%    $  2,804
Passbook and statement savings deposits     2.00%     -     4.97%      73,780      2.00%     -     4.97%      50,373
Super NOW deposits .....................     .00%     -     3.00%      17,265      0.00%     -     3.00%      15,353
Money market deposits ..................     .00%     -     4.65%      16,556      0.00%     -     3.10%       7,733
Certificates of deposit ................    3.92%     -     6.16%     391,204      2.71%     -     6.65%     233,811
                                                                    ---------                             ----------
 Total .................................                             $506,106                               $310,074
                                                                    =========                             ==========

   Deposit accounts with balances of $100,000 or more totaled approximately $69.4 million and $33.4 million at September 30, 1996 and 1995, respectively.

   Interest expense on deposits for the years ended September 30, 1996, 1995 and 1994 was as follows:

                                             1996        1995        1994
                                          ---------- ----------  ---------
                                                (DOLLARS IN THOUSANDS)
Super NOW and money market deposits  ...    $   775     $   875     $ 1,102
Passbook and statement savings deposits       2,627       2,420       1,716
Certificates of deposit ................     17,389      14,554       8,526
                                          ---------  ----------   ---------
 Total .................................    $20,791     $17,849     $11,344
                                          =========  ==========   =========

   Early withdrawal penalties on deposits are recognized as a reduction of interest on deposits. For the years ended September 30, 1996, 1995 and 1994, early withdrawal penalties totaled $42,000, $110,000, and $27,000, respectively.

   The amounts of scheduled maturities of certificate accounts at September 30, 1996 are as follows:

 YEARS ENDING SEPTEMBER 30,          AMOUNT
--------------------------- -------------------------
                               (DOLLARS IN THOUSANDS)
 1997 .....................         $316,562
 1998 .....................           58,053
 1999 .....................            7,532
 Thereafter ...............            9,057
                             ---------------------
  Total: ..................         $391,204
                             =====================

              BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                              SEPTEMBER 30, 1996

(8) ADVANCES FROM FEDERAL HOME LOAN BANK

   Advances from the Federal Home Loan Bank of Atlanta (FHLB) incur interest and are repayable as follows:

                                                                     SEPTEMBER 30,
                                                             ------------------------
REPAYABLE DURING YEAR ENDING SEPTEMBER 30,     INTEREST RATE       1996         1995
------------------------------------------- ---------------- -----------  -----------
                                                                 (DOLLARS IN THOUSANDS)
 1996 .....................................  4.27% -6.80%        $     --     $179,000
 1997 .....................................  4.56% -6.07%         192,000       57,000
 1998 .....................................  6.13%                  5,000        5,000
 2001(1) ..................................  5.33% -5.61%          40,000           --
                                                               ----------     --------
                                                                 $237,000     $241,000
                                                               ==========     ========

------------------
(1) Advances for $15 million are callable by the FHLB in 1997 and $25 million are callable in 1998.


   The terms of a security agreement with the FHLB of Atlanta include a blanket floating lien that requires the maintenance of qualifying first mortgage loans as pledged collateral with unpaid principal amounts at least equal to 100% of the FHLB advances, when discounted at 65% of the unpaid principal balance. The FHLB of Atlanta stock, which is recorded at cost, is also pledged as collateral for these advances.

(9) SECURITIES SOLD UNDER AN AGREEMENT TO REPURCHASE

   Interest expense on securities sold under an agreement to repurchase aggregated $367,000 and $183,000 for the years ended September 30, 1995 and 1994, respectively.

   The following sets forth information concerning repurchase agreements for the periods indicated:

                                                           AS OF AND FOR THE
                                                       YEARS ENDED SEPTEMBER 30,
                                                 ------------------------------------
                                                   1996       1995           1994
                                                 -------- ----------  ---------------
                                                        (DOLLARS IN THOUSANDS)
Maximum amount of outstanding agreements at
  any
  month-end during the period .................     $ --    $33,600         $21,400
Average amount outstanding during the period  .     $--     $ 6,572         $ 3,856
Weighted average interest rate for the period       $--        5.59%           4.49%
Maturity ......................................     $--          --   Dec. 19, 1994

   At September 30, 1996 and 1995, the Company had no pledged securities under repurchase agreements. At September 30, 1994, the Company had pledged $25.0 million of FNMA and GNMA mortgage-backed securities as collateral for the above repurchase agreements.

(10) SUBORDINATED NOTES

   At September 30, 1996 and 1995, the Bank had outstanding $775,000, of subordinated notes which, pursuant to the regulations of the Office of Thrift Supervision (the "OTS"), are included in the Bank's risk-based capital. The subordinated notes bear interest at 9% and mature from August 31, 2003 to June 10, 2009.

              BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                              SEPTEMBER 30, 1996

(11) REGULATORY CAPITAL

   The Bank is required by federal regulations to maintain minimum levels of capital as follows:

                         REGULATORY CAPITAL
                             REQUIREMENT            ACTUAL CAPITAL          EXCESS CAPITAL
                       ----------------------  ---------------------- ----------------------
                          1996        1995         1996        1995       1996        1995
                       ---------- ----------  ----------  ----------   ----------  ----------
                                                (DOLLARS IN THOUSANDS)
Tangible capital  ...    $12,196     $ 9,101     $56,967     $43,010      $44,771     $33,909
                             1.5%        1.5%        7.0%        7.1%         5.5%        5.6%
Core Capital ........    $24,392     $18,201     $56,967     $43,010      $32,575     $24,809
                             3.0%        3.0%        7.0%        7.1%         4.0%        4.1%
Risked-based capital     $33,927     $23,008     $60,164     $45,426      $26,237     $22,418
                             8.0%        8.0%       14.2%       15.8%         6.2%        7.8%


   Under the OTS regulations adopted to implement the "prompt corrective action" provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA"), a "well capitalized" institution must have a risk-based capital ratio of 10%, a core capital ratio of 5% and a Tier 1 risk-based capital ratio of 6%. (The "Tier 1 risk-based capital" ratio is the ratio of core capital to risk-weighted assets.) The Bank is a well capitalized institution under the definitions as adopted. Regulatory capital and net income amounts as of and for the years ended September 30, 1996, 1995 and 1994 did not differ from regulatory capital and net income amounts reported to the OTS.

   On August 31, 1993, the OTS adopted an amendment to its regulatory capital regulations to take into account a savings institution's exposure to the risk of loss from changing interest rates. Under the regulation as amended, a savings institution with an above normal level of interest rate risk exposure will be required to deduct an interest rate risk ("IRR") component from its total capital when determining its compliance with the risk-based capital requirements. An "above normal" level of interest rate risk exposure is a projected decline of 2% in the net present value of an institution's assets and liabilities resulting from a 2% swing in interest rates. The IRR component will equal one-half of the difference between the institution's measured interest rate exposure and the "normal" level of exposure. Savings institutions will be required to file data with the OTS that the OTS will use to calculate, on a quarterly basis (but with a two-quarter lag), institutions' measured interest rate risk and IRR components. Implementation of the IRR requirements have been delayed pending the testing of the OTS appeals process. If the IRR component had been required as of September 30, 1996, the Bank would have been required to deduct an IRR component from its total capital when determining its compliance with its risk based capital requirements, however the Bank would continue to be well capitalized.

   Payment of dividends by the Bank is limited by federal regulations, which provide for certain levels of permissible dividend payments depending on the Bank's regulatory capital and other relevant factors.

(12) MINORITY INTERESTS--PREFERRED STOCK OF BANKUNITED, FSB

   As part of a plan to simplify the Company's capital structure, the Company commenced an offer in November 1993 to exchange 2.5 shares of its 9% Noncumulative Perpetual Preferred Stock for each share of the Bank's Noncumulative Preferred Stock, Series D, E, F and G ("BankUnited Preferred Stock"). Upon the closing of the exchange offer, all shares of BankUnited Preferred Stock that remained outstanding were redeemed at $25.00 per share plus declared but unpaid dividends. The exchange closed on December 28, 1993.

              BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                              SEPTEMBER 30, 1996

(12) MINORITY INTERESTS--PREFERRED STOCK OF BANKUNITED, FSB--(CONTINUED)

(13) STOCKHOLDERS' EQUITY

   The Company has the following capital structure:

   PREFERRED STOCK--issuable in series with rights and preferences to be designated by the Board of Directors. As of September 30, 1996, 7,259,141 shares were authorized but not designated to a particular series.

NONCUMULATIVE CONVERTIBLE PREFERRED STOCK, SERIES A:

   Effective September 30, 1995, pursuant to an Offer to Exchange Preferred Stock, the holders of the Non-cumulative Convertible Preferred Stock, Series A, agreed to exchange each of the 55,000 shares of the Series A Preferred stock for one share of the Company's Non-cumulative Convertible Preferred Stock, Series B. Because the dividend rate, redemption price, and the liquidation preference for the Series B Preferred Stock are lower than those for the Series A Preferred Stock, the Company agreed not to redeem the shares of Series B Preferred Stock issued pursuant to the exchange offer for a period of three years and for three years thereafter, such Series B Preferred Stock shall only be redeemed at a 50% premium or $11.0625 per share.

NONCUMULATIVE CONVERTIBLE PREFERRED STOCK, SERIES B:

   Authorized shares--200,000 shares.

   Issued and outstanding shares--183,818 shares as of September 30, 1996 and 197,378 shares as of September 30, 1995.

   Dividends--noncumulative cash dividends payable quarterly at the fixed annual rate of $0.7375 per share.

   Preference on liquidation--voluntary liquidation at the applicable redemption price per share and involuntary liquidation at $7.375 per share.

   Redemption--except for the shares converted from Series A discussed above, at the option of the Company at $7.59625 per share at September 30, 1994, declining thereafter at $.07375 per share during each year through January 31, 1998, and thereafter the redemption price remains at $7.375 per share.

   Voting rights--two-and-one-half votes per share. If the Company fails to pay dividends for six quarters, whether or not consecutive, the holders shall have the right to elect two additional directors until dividends have been paid for four consecutive quarters.

   Convertibility--convertible into 1.50 shares (adjusted for all stock dividends) of Class B Common Stock for each share of Noncumulative Convertible Preferred Stock, Series B, surrendered for conversion, subject to adjustment on the occurrence of certain events.

NONCUMULATIVE CONVERTIBLE PREFERRED STOCK, SERIES C:

   Authorized shares--363,636 shares.

   Issued and outstanding shares--363,636 shares.

              BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                              SEPTEMBER 30, 1996

(13) STOCKHOLDERS' EQUITY--(CONTINUED)

   Dividends--noncumulative cash dividends payable quarterly at the fixed annual rate of $0.550 per share.

   Preference on liquidation--voluntary liquidation at the applicable redemption price per share and involuntary liquidation at $5.50 per share.

   Redemption--at the option of the Company, at $5.50 per share.

   Voting rights--nonvoting.

   Convertibility--convertible into 1.45 shares (adjusted for all stock dividends) of Class A Common Stock for each share of Noncumulative Preferred Stock, Series C, surrendered for conversion, subject to adjustment on the occurrence of certain events.

NONCUMULATIVE CONVERTIBLE PREFERRED STOCK, SERIES C-II:

   Authorized shares--222,223 shares.

   Issued and outstanding shares--222,223 shares.

   Dividends--noncumulative cash dividends payable quarterly at the fixed annual rate of $0.80 per share.

   Preference on liquidation--voluntary liquidation at the applicable redemption price per share and involuntary liquidation at $9.00 per share.

   Redemption--at the option of the Company, at $9.00 per share.

   Voting rights--nonvoting.

   Convertibility--convertible into 1.32 shares (adjusted for all stock dividends) of Class A Common Stock for each share of Noncumulative Preferred Stock, Series C-II, surrendered for conversion, subject to adjustment on the occurrence of certain events.

8% NONCUMULATIVE CONVERTIBLE PREFERRED STOCK, SERIES 1993:

   Authorized shares--805,000 shares.

   Issued and outstanding--744,870 shares as of September 30, 1996 and 745,870 shares as of September 30, 1995.

   Dividends--noncumulative cash dividends payable quarterly at the fixed annual rate of $.80 per share.

   Preference on liquidation--voluntary liquidation at the applicable redemption price per share and involuntary liquidation at $10.00 per share.

              BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                              SEPTEMBER 30, 1996

(13) STOCKHOLDERS' EQUITY--(CONTINUED)

   Redemption--not redeemable prior to July 1, 1998, unless certain criteria are met, in which case the redemption price would be $10.00 per share; subsequent to June 30, 1998, redemption is at the option of the Company at a redemption price of $10.40 per share, declining thereafter at $0.08 per share during each year through July 1, 2003, and thereafter the redemption price remains $10.00 per share.

   Voting rights--nonvoting. However, if the Company fails to pay dividends for six quarters, whether or not consecutive, the holders shall have the right to elect two additional directors until dividends have been paid for four consecutive quarters.

   Convertibility--convertible into one share of Class A Common Stock for each share of non-cumulative Convertible Preferred Stock, Series 1993, surrendered for conversion, subject to adjustment on the occurrence of certain events.

9% NONCUMULATIVE PERPETUAL PREFERRED STOCK:

   Authorized shares--1,150,000 shares.

   Issued and outstanding--1,150,000 shares.

   Dividends--noncumulative cash dividends payable quarterly at the fixed annual rate of $0.90 per share.

   Preference on liquidation--voluntary liquidation at the applicable redemption price per share and involuntary liquidation at $10.00 per share.

   Redemption--not redeemable prior to October 1, 1998; subsequent to September 30, 1998, redemption is at the option of the Company at a redemption price of $10.00 per share.

   Voting rights--nonvoting. However, if the Company fails to pay dividends for six quarters, whether or not consecutive, the holders shall have the right to elect two additional directors until dividends have been paid for four consecutive quarters.

   Convertibility--none.

CLASS A COMMON STOCK:

   Issuable in series with rights and preferences to be designated by the Board of Directors:

   As of September 30, 1996, 5,000,000 shares of Class A Common Stock were authorized but not designated to a series.

SERIES I CLASS A COMMON STOCK:

   Authorized shares--10,000,000.

   Issued and outstanding--5,454,201 shares as of September 30, 1996 and 1,835,170 shares as of September 30, 1995.

              BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                              SEPTEMBER 30, 1996

(13) STOCKHOLDERS' EQUITY--(CONTINUED)

   Dividends--as declared by the Board in the case of a dividend on the Class A Common Stock alone or not less than 110% of the amount per share of any dividend declared on the Class B Common Stock.

   Voting rights--one tenth of one vote per share.

CLASS B COMMON STOCK:

   Authorized shares--3,000,000.

   Issued and outstanding--251,515 shares as of September 30, 1996 and 232,324 shares as of September 30, 1995.

   Dividends--as declared by the Board of Directors.

   Voting rights--one vote per share.

   Convertibility--convertible into one share of Class A Common Stock for each share of Class B Common Stock surrendered for conversion, subject to adjustment on the occurrence of certain events.

(14) STOCK BONUS PLAN, OPTION AGREEMENTS AND OTHER BENEFIT PLANS

   Pursuant to stockholder approval in 1992, the Company maintains the 1992 Stock Bonus Plan. In January 1994, stockholders approved an amendment of this plan to increase the amount of stock issuable under the plan to 125,000 shares and to allow directors of the Company who are not employees to participate in the plan and receive stock in partial payment of their director's fees. As of September 30, 1996, 22,252 shares of Class A Common Stock and 54,779 shares of Class B Common Stock have been issued under the 1992 Stock Bonus Plan. As of September 30, 1996, there were 47,969 shares available for grant under the 1992 Stock Bonus Plan.


   Pursuant to stockholder approval in 1987, the Company maintains a non-statutory stock option plan for certain officers, directors and employees to receive options to purchase shares of Class A and Class B Common Stock. The stockholders approved an increase in the total number of shares for which options may be granted under the plan to 750,000 in January 1994. The Board of Directors approved an increase in the total number of shares for which options may be granted under the plan to 825,000 (a non-material increase) in 1996. The options are for a period of 10 years and are exercisable at the fair market value of the stock at the grant date. As of September 30, 1996, 758,718 options have been granted under this plan and 66,412 options have been exercised.

   Pursuant to stockholder approval in January 1994, the Company also maintains an incentive stock option plan under which options for up to 250,000 shares of Class A and Class B Common Stock may be granted. As of September 30, 1996, 92,500 options have been granted under this plan.

   During October 1984, BankUnited's Board of Directors approved several non-qualified stock option agreements (the "Agreements") under which options to purchase shares of Class B Common Stock were granted at the fair market price of the Class B Common Stock on the date of the grant. The Agreements, which originally expired on October 23, 1994, have been extended pursuant to Stockholders' approval to October 23, 1999. As of September 30, 1996, the Agreements are exercisable for a total of 155,367 shares at the exercise price of $4.64 per share; none have been exercised.

              BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                              SEPTEMBER 30, 1996

(14) STOCK BONUS PLAN, OPTION AGREEMENTS AND OTHER BENEFIT PLANS--(CONTINUED)

   The following table presents additional data concerning the Company's outstanding stock options:

                                                                            AGGREGATE
                                             NUMBER       OPTION PRICE       OPTION
                                            OF SHARES      PER SHARE          PRICE
                                          ------------ ---------------  -------------
Options outstanding, September 30, 1993      549,174    $3.11 -$10.98     $2,669,272
Options granted ........................     113,088       7.00 -8.10        846,671
Options exercised ......................     (45,675)      3.21 -3.78       (154,371)
                                          ----------   --------------   ------------
Options outstanding, September 30, 1994      616,587      3.11 -10.98      3,361,572
Options granted ........................     208,671       4.95 -7.95      1,139,902
Options exercised ......................      (6,695)      3.21 -5.73        (23,958)
                                          ----------   --------------   ------------
Options outstanding, September 30, 1995      818,563      3.11 -10.98      4,477,516
Options granted ........................     121,610       7.24 -8.26        926,638
                                          ----------   --------------   ------------
Options outstanding, September 30, 1996      940,173    $3.11 -$10.98     $5,404,154
                                          ==========                    ============

   In 1992, the Company adopted a 401(k) savings plan pursuant to which eligible employees are permitted to contribute up to 15% of their annual salary to the savings plan. The Company will provide matching contributions at a rate of 33% of such contributions, up to a maximum of 2% of an employee's salary. The amount of such matching by the Company for the years ended September 30, 1996, 1995 and 1994 totaled approximately $7,000, $30,000, and $29,000, respectively. Employees are eligible to participate in the plan after one year of service and become vested in the Company's contribution after two years participation in the plan at the rate of 25% per year up to 100%.

   In September 1995, the Company's Board of Directors adopted a Profit Sharing Plan. Under the terms of the plan, the Company, at the discretion of the Board of Directors, may contribute Class A Common Stock to the plan. The contributions are allocated to the account of eigible employees based upon their salaries. Employees become eligible for the plan after one year of service and become vested at the rate of 20% per year up to 100%. The Board of Directors authorized a contribution of $100,000 and $75,000 in 1996 and 1995, respectively.

(15) INCOME TAXES

   As discussed in Note 1, the Company adopted SFAS No. 109 as of October 1, 1993 resulting in a cumulative adjustment of $195,000 to 1994 earnings and stockholders' equity.

              BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                              SEPTEMBER 30, 1996

(15) INCOME TAXES--(CONTINUED)

   The Company's effective tax rate differs from the statutory federal income tax rate as follows:

                                                        YEARS ENDED SEPTEMBER 30,
                                     --------------------------------------------------------------
                                             1996                 1995                  1994
                                     -------------------  ------------------- ---------------------
                                       AMOUNT       %       AMOUNT       %        AMOUNT       %
                                     --------- --------  ---------    --------  ---------  --------
                                                         (DOLLARS IN THOUSANDS)
Tax at federal income tax rate  ...    $1,443     34.0%     $3,394      34.0%     $1,262     35.0%
Increase (decrease) resulting
from:
  State tax .......................       154      3.6         362       3.6         (46)    (1.3)
  Other, net ......................        60      1.5         (15)     (0.1)        (83)    (2.3)
                                     -------- --------   ---------  --------   --------- --------
   Total ..........................    $1,657     39.1%     $3,741      37.5%     $1,133     31.4%
                                     ======== ========   =========  ========   ========= ========


   The components of the provision for income taxes for the years ended September 30, 1996, 1995 and 1994 as computed in accordance with SFAS No. 109, are as follows:

                           FOR THE YEARS ENDED
                              SEPTEMBER 30,
                     -------------------------------
                        1996       1995       1994
                     --------- ---------  ----------
                          (DOLLARS IN THOUSANDS)
Current--federal  .    $1,324     $3,590     $1,354
Current--state  ...       227        620        (53)
Deferred--federal          90       (400)      (151)
Deferred--state  ..        16        (69)       (17)
                     --------- ---------  ---------
 Total ............    $1,657     $3,741     $1,133
                     ========= =========  =========


   The tax effects of significant temporary differences included in the net deferred tax asset as of September 30, 1996 and 1995 were:


                                   SEPTEMBER 30,
                                   1996     1995
                                 -------  -------
                                    (DOLLARS IN
                                    THOUSANDS)
Deferred tax asset:
 Non-accrual interest .........    $185     $178
 Loan loss and other reserves       431      587
 Fixed assets .................       5       --
 Deferrals and amortization  ..      19       --
                                 ------  -------
  Gross deferred tax asset  ...     640      765
                                 ------  -------
Deferred tax liability:
 FHLB Atlanta stock dividends       167      167
 Fixed assets .................      --       5
 Deferrals and amortization  ..      --      14
 Other ........................      13       13
                                 ------  -------
  Gross deferred tax liability      180      199
                                 ------  -------
  Net deferred tax asset  .....    $460     $566
                                 ======  =======

              BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                              SEPTEMBER 30, 1996

(15) INCOME TAXES--(CONTINUED)

The components of deferred income tax provision (benefit) relate to the following:

                                          YEARS ENDED SEPTEMBER 30,
                                        -----------------------------
                                          1996       1995       1994
                                        -------- ---------  ---------
                                            (DOLLARS IN THOUSANDS)
Differences in book/tax depreciation      $(10)     $ (21)     $ (10)
Delinquent interest ..................      (7)       (80)        --
FHLB Stock dividends .................      --       (144)        23
Loan fees ............................      --         --        169
Loan loss and other reserves .........     156       (164)      (363)
Deferrals and amortization ...........     (33)       (60)        13
                                        ------  ---------   --------
 Total deferred taxes ................    $106      $(469)     $(168)
                                        ======  =========   ========

(16) COMMITMENTS AND CONTINGENCIES

   In the normal course of business, the Company enters into instruments that are not recorded in the consolidated financial statements, but are required to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

   The Company's exposure to credit loss in the event of nonperformance by the other party on the financial instrument for commitments to extend credit and standby letters of credit by the other party is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

   Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Total commitments to extend credit at September 30, 1996 and 1995 were as follows:

                                                             SEPTEMBER 30,
                                -----------------------------------------------------------------------
                                               1996                                 1995
                                ----------------------------------  -----------------------------------
                                  FIXED      VARIABLE                  FIXED      VARIABLE
                                   RATE        RATE        TOTAL       RATE         RATE        TOTAL
                                --------- -----------  ----------   ---------   ----------- -----------
                                                         (DOLLARS IN THOUSANDS)
Commitments to fund loans  ...    $2,575     $ 7,057      $ 9,632     $3,801      $ 7,140      $10,941
Loans in process .............       607       1,033        1,640      1,795        6,707        8,502
Letters of credit ............       518          --          518         45           --           45
Commitments to purchase loans         --      12,260       12,260         --           --           --
                                --------   ---------    ---------   --------    ---------     --------
 Total .......................    $3,700     $20,350      $24,050     $5,641      $13,847      $19,488
                                ========   =========    =========   ========    =========     ========

   The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company, upon extension of credit is based on

              BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                              SEPTEMBER 30, 1996

(16) COMMITMENTS AND CONTINGENCIESS--(CONTINUED)

management's credit evaluation of the customer. Collateral varies but may include accounts receivable, property, plant and equipment, residential real estate, and income-producing commercial properties.

   Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company requires collateral to support those commitments.

   The Company is a party to certain other claims and litigation arising in the ordinary course of business. In the opinion of management, the resolution of such claims and litigation will not materially affect the Company's consolidated financial position or results of operations.

(17) RELATED PARTY TRANSACTIONS

   The Company employs the services of a law firm, of which the Company's Chairman of the Board and President is senior managing director and of which another director of the Company is managing director; and the services of an insurance company, of which a member of the Board of Directors is a vice president. For the years ended September 30, 1996, 1995 and 1994, total fees (a portion of which were capitalized) paid to this law firm totaled approximately $986,000, $1.1 million, and $803,000, respectively, and amounts paid to this insurance company totaled approximately $147,000, $129,000, and $151,000, respectively.

(18) SUBSEQUENT EVENT

   On November 15, 1996, the Company acquired Suncoast Savings & Loan Association, FSA ("Suncoast"). The Company issued one share of its Class A Common Stock for each share of Suncoast common stock of which 2,199,930 were outstanding and one share of newly created 8% non-cumulative convertible preferred stock, Series 1996 for each share of Suncoast preferred stock of which 920,000 shares were outstanding. The newly created 8% non-cumulative convertible preferred stock, Series 1996 has substantially the same terms and conditions as the Suncoast preferred stock. The cost of the acquisition, which will be accounted for as a purchase was $27.8 million, representing the fair value of the consideration given to the Suncoast common and preferred stockholders as well as the option and warrant holders. In addition, the Company incurred approximately $925,000 of costs directly related to the merger. The balance sheet and results of operations of Suncoast will be included with those of BankUnited as of and for periods subsequent to November 15, 1996.

              BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                              SEPTEMBER 30, 1996

(18) SUBSEQUENT EVENTS--(CONTINUED)

   The unaudited proforma combined condensed statements of financial condition and operations as of and for the year ended September 30, 1996 after giving effect to certain proforma adjustments are as follows:

   Proforma combined condensed Statement of Financial Condition as of September 30, 1996 (in thousands):

 ASSETS
Loans receivable ...................    $  980,444
Other interest earning assets  .....       195,528
Goodwill and other intangibles  ....         9,657
Other assets .......................        53,282
                                      -------------
                                        $1,238,911
                                      =============
LIABILITIES AND STOCKHOLDERS'
EQUITY
Deposits ...........................    $  804,567
Other liabilities ..................       337,420
Stockholders' equity ...............        96,924
                                      -------------
                                        $1,238,911
                                      =============

   Proforma combined condensed Statement of Operations for the year ended September 30, 1996 (in thousands except per share data):

Interest income ...........................    $81,752
Interest expense ..........................     52,423
Provision for loan losses .................         45
Non-interest income .......................      9,193
Non-interest expense ......................     31,805
Income tax expense ........................      2,654
                                             ----------
 Net income before preferred stock
   dividends ..............................      4,018
Preferred stock dividends .................      3,249
                                             ----------
 Net income after preferred stock
   dividends ..............................    $   769
                                             ==========
Earnings per share
 Primary ..................................    $   .12
 Fully-diluted ............................    $   .12


   The proforma combined condensed statement of operations assumes the acquisition occurred as of October 1, 1995.

   A summary of the terms of the newly created 8% non-cumulative convertible preferred stock, Series 1996 are as follows:

   Authorized shares --1,000,000.

   Issued and outstanding shares--920,000 shares as of November 15, 1996.

              BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                              SEPTEMBER 30, 1996

(18) SUBSEQUENT EVENT--(CONTINUED)

   Dividends--non-cumulative cash dividends payable quarterly at the fixed annual rate of $1.20 per share.

   Preference on liquidation--voluntary liquidation at the applicable redemption price per share and involuntary liquidation at $15.00 per share.

   Redemption--not redeemable prior to July, 1998, unless certain criteria are met, in which case the redemption price would be $15.00 per share, subsequent to June 30, 1998, redemption is at the option of the Company at a redemption price of $16.20 per share, declining thereafter at $0.20 per share during each year through July 1, 2003, and thereafter the redemption price remains at $15.00 per share.

   Voting rights--nonvoting except under certain circumstances.

   Convertibility--convertible into 1.67 shares of Class A Common Stock for each share of 8% non-cumulative convertible preferred stock, Series 1996, surrendered for conversion, subject to adjustment on the occurrence of certain events.

   As part of the purchase of Suncoast, the Company issued warrants to Suncoast's warrant holders to purchase 80,000 shares of the newly created 8% non-cumulative convertible preferred stock, Series 1996, and assumed Suncoast's outstanding stock options. The warrants are exercisable at a price of $18.00 for each share of the 8% non-cumulative convertible preferred stock, Series 1996 or each warrant could be exercised to purchase 1.67 shares, subject to adjustment, of Class A Common Stock at a per share price of $10.80, also subject to adjustment under certain conditions. The warrants expire on July 8, 1998. The Company assumed 119,000 of Suncoast's options with option prices ranging from $3.00 to $7.38 per share of Class A Common Stock with an aggregate exercise price of $610,000.

              BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                              SEPTEMBER 30, 1996

(19) BANKUNITED FINANCIAL CORPORATION

   The following summarizes the major categories of the Company's (parent company only) financial statements:

                 CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                                         AS OF SEPTEMBER 30,
                                                                       ----------------------
                                                                          1996        1995
                                                                       ---------- ----------
                                                                       (DOLLARS IN THOUSANDS)
Assets:
 Cash ...............................................................    $    88     $    48
 FHLB overnight deposits ............................................      7,889          37
 Tax certificates ...................................................        312         457
 Investments, net (market value of approximately $10 and $10 at
   September 30, 1996 and 1995, respectively) .......................         10          10
 Investments available for sale .....................................        155          --
 Mortgage-backed securities, held to maturity (market value of
   approximately $1,727 at September 30, 1995) ......................         --       1,676
 Mortgage-backed securities, available for sale .....................      1,309          --
 Accrued interest receivable ........................................        132         252
 Investment in the Bank .............................................     59,443      43,062
 Other assets .......................................................        248         236
                                                                       ---------  ----------
  Total .............................................................    $69,586     $45,778
                                                                       =========  ==========
Liabilities .........................................................    $   475     $    33
                                                                       ---------  ----------
Stockholders' equity:
  Preferred stock ...................................................         27          27
  Common stock ......................................................         57          20
  Paid-in capital ...................................................     62,055      38,835
  Retained earnings .................................................      7,279       6,838
  Net unrealized gains on securities available for sale, net of
    taxes ...........................................................       (307)         25
                                                                       ---------  ----------
    Total stockholders' equity ......................................     69,111      45,745
                                                                       ---------  ----------
    Total liabilities and stockholders' equity ......................    $69,586     $45,778
                                                                       =========  ==========

              BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                              SEPTEMBER 30, 1996

(19) BANKUNITED FINANCIAL CORPORATION--(CONTINUED)

                      CONDENSED STATEMENTS OF OPERATIONS

                                 FOR THE YEARS ENDED SEPTEMBER
                                              30,
                                ------------------------------
                                   1996       1995       1994
                                --------- ---------  --------
                                    (DOLLARS IN THOUSANDS)
Interest income ..............    $  803     $  307     $  296
Interest expense .............        17         36         24
Equity income of the Bank  ...     2,406      6,587      2,443
Operating expenses ...........       491        818        529
                                --------  ---------   --------
Income before income taxes  ..     2,701      6,040      2,186
  Income tax expense
(benefit) ....................       115       (200)       (93)
                                --------  ---------   --------
  Net income .................    $2,586     $6,240     $2,279
                                ========  =========   ========

                      CONDENSED STATEMENTS OF CASH FLOWS

                                                           FOR THE YEARS ENDED SEPTEMBER 30,
                                                         ------------------------------------
                                                             1996        1995         1994
                                                         ----------- ----------  -----------
                                                                (DOLLARS IN THOUSANDS)
Cash flow from operating activities:
 Net income ...........................................    $  2,586     $ 6,240     $  2,279
 Less: Undistributed income of the Bank ...............        (406)     (6,587)        (901)
 Other ................................................         242         156       (1,682)
                                                         ----------  ----------  -----------
 Net cash provided by (used in) in operating
activities ............................................       2,422        (191)        (304)
                                                         ----------  ----------  -----------
Cash from investing activities:
 Equity contributions to the Bank .....................     (16,000)         --     (10,447)
 Purchase of investment securities ....................        (155)         --         (10)
 Purchase of mortgage-backed securities ...............          --          --      (1,960)
 Proceeds from repayments of mortgage-backed
   securities .........................................         368         181          103
 Net decrease (increase) in tax certificates  .........         145         732         (379)
                                                         ----------  ----------  -----------
 Net cash provided by (used in) investing activities  .     (15,642)        913      (12,693)
                                                         ----------  ----------  -----------
Cash flow from financing activities:
 Public offering of Company's 9% Preferred Stock  .....          --          --       10,625
 Public offering of Company's Class A Common Stock  ...      22,867          --           --
 Net proceeds from issuance of common stock  ..........         331         222          298
 Dividends paid on preferred stock ....................      (2,086)     (2,010)      (1,871)
 Dividends paid on common stock .......................          --          --         (137)
                                                         ----------  ----------  -----------
 Net cash provided by (used in) financing activities  .      21,112      (1,788)       8,915
 Decrease (increase) in cash and cash equivalents  ....       7,892      (1,066)      (4,082)
 Cash and cash equivalents at beginning of year  ......          85       1,151        5,233
                                                         ----------  ----------  -----------
 Cash and cash equivalents at end of year .............    $  7,977     $    85     $  1,151
                                                         ==========  ==========  ===========

              BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                              SEPTEMBER 30, 1996

(20) ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

   The information set forth below provides disclosure of the estimated fair value of the Company's financial instruments presented in accordance with the requirements of SFAS No. 107 (and as amended by SFAS No. 119) issued by the Financial Accounting Standards Board. Management has made estimates of fair value discount rates that it believes to be reasonable. However, because there is no market for many of these financial instruments, management has no basis to determine whether the fair value presented would be indicative of the value negotiated in an actual sale. The fair value estimates do not consider the tax effect that would be associated with the disposition of the assets or liabilities at their fair value estimates.

   Fair values are estimated for loan portfolios with similar financial characteristics. Loans are segregated by category, such as commercial, commercial real estate, residential mortgage, second mortgages, and other installment. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and non-performing status. The fair value of loans, except residential mortgage and adjustable rate loans, is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of average maturity is based on historical experience with prepayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions.

   For residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for national historical prepayment estimates using discount rates based on secondary market sources adjusted to reflect differences in servicing and credit costs.

   For adjustable-rate loans, the fair value is estimated at book value after adjusting for credit risk inherent in the loan. The Company's interest rate risk is considered insignificant since the majority of the Company's adjustable rate loans are based on the average cost of funds for the Eleventh District of the Federal Home Loan Bank System ("COFI") or one-year Constant Maturity Treasuries ("CMT") rates and adjust monthly or at intervals generally over a period not exceeding one year.

   The fair value of the tax certificates is estimated at book value as these investments historically have had relatively short lives and their yields approximate market rates. The fair value of mortgage-backed securities and investment securities is estimated based on bid prices available from securities dealers.

   Under SFAS No. 107, the fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, savings and NOW accounts, and money market accounts, is equal to the amount payable on demand. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the Company's current rates for deposits of similar maturities adjusted for insurance costs.

   The fair value of subordinated notes is estimated by discounting contractual cash flows using estimated market rates. The contract amounts and related fees of the Company's commitments to extend credit approximate the fair value of these commitments.

              BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                              SEPTEMBER 30, 1996

(20) ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENT--(CONTINUED)

   The following table presents information for the Company's financial instruments at September 30, 1996 and 1995:


                                              AS OF SEPTEMBER 30, 1996
                                          -------------------------------
                                           CARRYING VALUE     FAIR VALUE
                                          ---------------- -------------
                                               (DOLLARS IN THOUSANDS)
Financial assets:
  Cash and overnight investments  ......      $ 34,136         $ 34,136
  Tax certificates and other
investments ............................        46,784           46,784
  Mortgage-backed securities ...........        70,163           69,741
  Loans receivable .....................       646,385          646,547
  Other interest-earning assets  .......        12,225           12,225
Financial liabilities:
  Deposits .............................      $506,106         $506,025
  Advances from the FHLB ...............       237,000          237,218
  Subordinated notes ...................           775              859

                                              AS OF SEPTEMBER 30, 1995
                                           ------------------------------
                                            CARRYING VALUE    FAIR VALUE
                                           --------------- -------------
                                               (DOLLARS IN THOUSANDS)
Financial assets:
  Cash and overnight investments  .......      $ 34,730        $ 34,730
  Tax certificates and other investments         44,230          44,230
  Mortgage-backed securities ............        52,998          52,734
  Loans receivable ......................       453,350         458,681
  Other interest-earning assets  ........        12,325          12,325
Financial liabilities:
  Deposits ..............................      $310,074        $311,424
  Advances from the FHLB ................       241,000         240,675
  Subordinated notes ....................           775             899

         UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL STATEMENTS


   The following Unaudited Pro Forma Condensed Combined Statement of Financial Condition as of September 30, 1996, and the Unaudited Pro Forma Condensed Combined Statement of Operations for the year ended September 30, 1996 give effect to the Merger accounted for as a purchase of Suncoast by the Company. Under the purchase method of accounting, all assets and liabilities of Suncoast at September 30, 1996 have been adjusted to their current estimated fair values and combined with the asset and liability book values of the Company. The Unaudited Pro Forma Condensed Combined Statement of Financial Condition assumes the Merger was effective on September 30, 1996. The Unaudited Pro Forma Condensed Combined Statement of Operations give effect to the Merger as if the Merger had occurred at the beginning of the period presented.

   The pro forma information is based on the historical consolidated financial statements of the Company and of Suncoast, as adjusted, as set forth in the accompanying Notes to the Unaudited Pro Forma Condensed Combined Financial Statements. Suncoast's fiscal year-end is June 30, and thus Suncoast's financial statements have been adjusted to reflect an unaudited fiscal year ending September 30, 1996. The Unaudited Pro Forma Condensed Combined Financial Statements do not give effect to any anticipated cost savings or potential revenue enhancements in connection with the Merger.

   The information shown below should be read in conjunction with the consolidated historical financial statements of the Company and of Suncoast, including the respective notes thereto, which are included or incorporated by reference in this Annual Report on Form 10-K. The pro forma data is presented for comparative purposes only and is not necessarily indicative of the combined financial position or results of operations in the future or of the combined financial position or results of operations which would have been realized had the Merger been consummated during the periods or as of the dates for which the pro forma data is presented.

   Pro forma per share amounts for the Company giving effect to the Merger are based on the exchange ratio of one share of the Company Class A Common Stock for each share of the Suncoast common stock and the issuance of New Company Preferred Stock having substantially similar terms as the Suncoast preferred stock.

                    UNAUDITED PRO FORMA CONDENSED COMBINED
                       STATEMENT OF FINANCIAL CONDITION
                              SEPTEMBER 30, 1996

                                                                                                   COMBINED
                                                      BANKUNITED     SUNCOAST     ADJUSTMENTS      PRO FORMA
                                                    ------------- -----------  -------------- -------------
                                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                      ASSETS
Cash and due from banks ..........................     $  5,483      $  4,588     $        --    $   10,071
FHLB overnight deposits and federal funds sold  ..       28,653         1,430              --        30,083
Repurchase Agreements ............................           --        15,000              --        15,000
Tax certificates, net ............................       40,088            --              --        40,088
Investments, available for sale, at market  ......        6,696            --              --         6,696
Mortgage-backed securities, held to maturity  ....       14,698            --              --        14,698
Mortgage-backed securities, available for sale,
  at market ......................................       55,467        18,196              --        73,663
Loans receivable, net ............................      646,385       330,781            (930)(1)   976,236
Mortgage loans held for sale .....................           --         4,208              --         4,208
Other interest earning assets ....................       12,225         3,075              --        15,300
Loan servicing assets ............................           --        11,454          (1,822)(1)     9,632
Office properties and equipment, net .............        2,608         6,787             700 (1)    10,095
Real estate owned, net ...........................          632           245              --           877
Accrued interest receivable ......................        7,023         3,065              --        10,088
Cost over fair value of net assets acquired and
  other intangible assets ........................        2,457            --           7,200 (1)     9,657
Prepaid expenses and other assets ................        1,945        10,574              --        12,519
                                                    -----------    ----------    ------------    ----------
  Total assets ...................................     $824,360      $409,403     $     5,148    $1,238,911
                                                    ===========    ==========    ============    ==========
       LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Deposits ........................................     $506,106      $298,461     $        --    $  804,567
 Advances from FHLB and other borrowings  ........      237,000        73,310              --       310,310
 Subordinated notes ..............................          775            --              --           775
 Advance payments by borrowers for taxes
   and insurance .................................        4,292         4,063              --         8,355
 Accrued expenses and other liabilities  .........        7,076         8,899           3,200 (3)    17,980
                                                                                       (1,195)(6)
                                                    -----------   -----------  --------------    ----------
  Total liabilities ..............................     $755,249      $384,733     $     2,005    $1,141,987
                                                    -----------   -----------  --------------    ----------
Stockholders' Equity:
 Preferred stock .................................     $     27      $  4,600     $    (4,591)(2)$       36
 Class A Common Stock ............................           54         2,418          (2,396)(2)        76
 Class B Common Stock ............................            3            --              --             3
 Additional paid-in capital ......................       62,055        17,657          10,125 (2)    89,837
 Retained earnings ...............................        7,279           301            (301)(2)     7,279
 Net unrealized gains on securities
   available for sale ............................         (307)         (306)            306          (307)
                                                    -----------   -----------     -----------    ----------
  Total stockholders' equity .....................       69,111        24,670           3,143        96,924
                                                    -----------   -----------     -----------    ----------
  Total liabilities and stockholders' equity  ....     $824,360      $409,403     $     5,148    $1,238,911
                                                    ===========   ===========     ============   ==========
Book value per common share ......................     $   7.85                                   $    7.44
Tangible book value per common share .............     $   7.42                                   $    6.22
Fully converted tangible book value per share  ...     $   7.13                                   $    6.64

                    UNAUDITED PRO FORMA CONDENSED COMBINED
                           STATEMENT OF OPERATIONS
                        YEAR ENDED SEPTEMBER 30, 1996

                                                                                                                COMBINED
                                                                  BANKUNITED     SUNCOAST    ADJUSTMENTS(1)    PRO FORMA
                                                                ------------- -----------  --------------- --------------
                                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATIONS DATA:
Interest income ..............................................    $   52,132     $28,501        $   1,119 (1)  $  81,752
Interest expense .............................................        34,622      17,781               20 (1)     52,423
                                                                ------------  ----------   --------------      ---------
Net interest income before provision for loan losses  ........        17,510      10,720            1,099         29,329
Provision for loan losses ....................................          (120)        165               --             45
                                                                ------------  ----------   --------------      ---------
Net interest income after provision for loan losses  .........        17,630      10,555            1,099         29,284
                                                                ------------  ----------   --------------      ---------
Non-interest income:
 Loan servicing income, net ..................................            --      4,109               364 (1)      4,473
 Gain on sale of assets ......................................            --      2,870                --          2,870
 Other .......................................................           649       1,201               --          1,850
                                                                ------------  ----------   --------------      ---------
  Total non-interest income ..................................           649       8,180              364          9,193
                                                                ------------  ----------   --------------      ---------
Non-interest expense:
 Employee compensation and benefits ..........................         4,275       7,328             (300)(4)     11,303
 Occupancy and equipment .....................................         1,801       2,874               35 (1)      4,710
 SAIF special assessment .....................................         2,614       2,317               --          4,931
 Other operating expenses ....................................         5,346       5,215              200 (1)     10,861
                                                                                                      100 (4)
                                                                ------------  ----------   --------------      ---------
  Total non-interest expenses ................................        14,036      17,734               35         31,805
                                                                ------------  ----------   --------------      ---------
Income before income taxes and preferred stock dividends  ....         4,243       1,001            1,428          6,672
Provision for income taxes ...................................         1,657         371              626 (6)      2,654
                                                                ------------  ----------   --------------      ---------
Net income before preferred stock dividends ..................         2,586         630              802          4,018
Preferred stock dividends ....................................         2,145       1,104               --          3,249
                                                                ------------  ----------   --------------      ---------
Net income after preferred stock dividends ...................    $      441     $  (474)       $     802      $     769
                                                                ============  ==========   ==============      =========
PER COMMON SHARE DATA:
Primary earnings per common share and common
  equivalent share ...........................................    $      .10                                   $     .12
Earnings per common share assuming full dilution  ............           .10                                         .12
Weighted average number of common shares and common
  equivalent shares assumed outstanding during the period:
    Primary ..................................................     4,558,521                                   6,695,848
  Fully diluted ..............................................     4,558,521                                   6,695,848
OPERATIONS DATA (EXCLUDING SAIF SPECIAL ASSESSMENT):
  SAIF special assessment, net of tax ........................         1,621       1,437               --          3,058
                                                                ============  ==========   ==============      =========
Net income before preferred stock dividends and excluding
  SAIF special assessment ....................................    $    4,207     $ 2,087        $     802     $    7,076
                                                                ============  ==========   ==============      =========
Net income after preferred stock dividends and excluding SAIF
  special assessment .........................................    $    2,062     $   963        $     802     $    3,827
                                                                ============  ==========   ==============      =========
PER COMMON SHARE DATA (EXCLUDING SAIF SPECIAL ASSESSMENT):  ..
  Primary earnings per common share and common
   equivalent share  .........................................    $      .45                                  $      .57
Earnings per common share assuming full dilution  ............           .45                                         .56
Weighted average number of common shares and common
  equivalent shares assumed outstanding during the period:
    Primary ..................................................     4,558,521                                   6,695,848
  Fully diluted ..............................................     4,558,521                                   7,498,847

                    NOTES TO UNAUDITED PRO FORMA CONDENSED
                        COMBINED FINANCIAL STATEMENTS

(1) Adjustments to fair value for Suncoast's assets and liabilities are as follows (dollars in thousands):

                                                           AMORTIZATION             ANNUAL IMPACT ON
                                       ADJUSTMENTS       PERIOD AND METHOD      STATEMENT OF OPERATIONS
                                     -------------- ------------------------  ------------------------
Commercial loans ..................      $(2,000)    18 months/straight line             $1,333
Residential loans .................        1,070     5 years/straight line                 (214)
                                     --------------                            ------------------------
  Total loans .....................         (930)                                         1,119
Deposits premium ..................          200     10 years/straight line                 (20)
Loan servicing assets .............       (1,822)    5 years/straight line                 (364)
Land and buildings ................          700     20 years/straight line                 (35)
Cost over fair value of net assets
  acquired (goodwill) .............        7,000     25 years/straight line                (200)


(2) The purchase price of $27,590,000 represents the issuance of 1,199,930 shares of BankUnited Class A Common stock at a price of $7.00 per share (the closing bid price on the day of the Merger Agreement) and the issuance of 920,000 shares of New BankUnited Preferred stock having an estimated value of $13.25 per share. Also, $223,000, representing the fair value of Suncoast's outstanding stock options and warrants which will be exchanged for BankUnited stock options and warrants having similar terms and conditions, was credited to paid-in capital.
    The following summarizes the entries to Stockholders' Equity (dollars in thousands):


                                                                                 ENTRY TO
                                           ENTRIES TO          ENTRIES TO      RECORD STOCK
                                      ELIMINATE SUNCOAST'S    RECORD STOCK      OPTIONS AND
                                             EQUITY           TO BE ISSUED       WARRANTS         TOTAL
                                     --------------------- ---------------  --------------- -----------
Preferred Stock ...................         $ (4,600)           $     9            $ --         $(4,591)
Class A Common Stock ..............           (2,418)                22              --          (2,396)
Class B Common Stock ..............               --                 --              --              --
Additional Paid-in Capital ........          (17,657)            27,559             223           10,125
Retained Earnings .................             (301)                --              --             (301)
Net unrealized gains on securities
  available for sale ..............              306                 --              --              306
                                     ---------------        -----------       ---------        ---------
  Total Stockholders' Equity  .....         $(24,670)           $27,590            $223          $ 3,143
                                     ===============        ===========       =========        =========

(3) The total purchase price includes $3.2 million of accrued liabilities as follows:

    /bullet/ $1.35 million in severance costs.

    /bullet/ $1.85 million for direct acquisition costs such as legal, accounting, investment banking and other professional fees and expenses.

(4) The pro forma statements of operations include an annual reduction in salary expense of $300,000 and an annual increase in professional fees of $100,000 representing the change in status and compensation of Mr. Finch in accordance with the terms of his change-of-control agreement.

(5) The pro forma adjustments do not include the effect of any potential expense reductions, revenue enhancements or restructuring charges.

(6) The statutory income tax rate is assumed to be 38%. Amortization of the cost over fair value of net assets acquired (goodwill) is not deductible for tax purposes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

   The information contained under the caption "Election of Directors" to appear in the Company's definitive proxy statement relating to the Company's 1997 Annual Meeting of Stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year covered by this report on Form 10-K (hereinafter referred to as the "Annual Meeting Proxy Statement"), is incorporated herein by reference. Information concerning the executive officers of the Company is included in Part I of this Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

   The information contained under the caption "Executive Compensation" to appear in the Annual Meeting Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   The information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" to appear in the Annual Meeting Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   The information contained under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" to appear in the Annual Meeting Proxy Statement is incorporated herein by reference.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

   (1) Financial Statements.

    The following consolidated financial statements of the Company and the report of the independent certified public accountants thereon have been filed with this report:

             Report of Independent Certified Public Accountants (Price Waterhouse LLP).

             Consolidated Statements of Financial Condition as of September 30, 1996 and 1995.

             Consolidated Statements of Operations for the years September 30, 1996, 1995 and 1994.

             Consolidated Statements of Stockholders' Equity for the years ended September 30, 1996, 1995 and 1994.

             Consolidated Statements of Cash Flows for the years ended September 30, 1996, 1995 and 1994.

             Notes to Consolidated Financial Statements.

         (2) Financial Statement Schedules.

         Schedules are omitted because the conditions requiring their filing are not applicable or because the required information is provided in the Consolidated Financial Statements, including the Notes thereto.

         (3) Exhibits.*

         (3.1) Articles of Incorporation of the Company.

         (3.2) Statement of Designation of Series I Class A Common Stock and Class B Common Stock of the Company, as amended (Exhibit 4.9 to the Company's Form S-8 Registration Statement [File No. 333-43211]. as filed with the Securities and Exchange Commission on December 14,
         1996).

         (3.3) Bylaws of the Company (Exhibit 4.5 to the Company's Form S-8 Registration Statement [File No. 333-43211], as filed with the Securities and Exchange Commission on November 14, 1996).

         (3.4) Statement of Designation of 8% Noncumulative Convertible Preferred Stock, Series 1996 (Exhibit 4.8 to the Company's Form S-8 Registration Statement [File No. 333-43211], as filed with the Securities and Exchange Commission on November 14, 1996).

         (4.1) Agreement for Advances and Security Agreement with Blanket Floating Lien dated as of September 25, 1992, between the Bank and the FHLB of Atlanta (Exhibit 4.1 to the Bank's Form 10-K for the year ended September 30, 1992, filed with the Securities and Exchange Commission as an exhibit to the Company's Form 8-K dated March 25,
         1993).

         (4.2) Forms of Series 15A-F, Series 18E and Series 20A-F of Subordinated Notes of the Bank (Exhibit 4.3 to the Company's Form S-4 Registration Statement, File No. 33-55232, as filed with the Securities and Exchange Commission on December 2, 1992).

         (10.1) Non-Statutory Stock Option Plan, as amended (Exhibit 4.9 to the Company's Form S-8 Registration Statement [File No. 33-76882], as filed with the Securities and Exchange Commission on March 24,
         1994).**

         (10.2) 1992 Stock Bonus Plan, as amended. (Exhibit 10.2 to the Company's Form 10-K Report for the year ended September 30, 1994 [the "1994 10-K"]).**

         (10.3) 1994 Incentive Stock Option Plan. (Exhibit 10.3 to the 1994 10-K).**

         (10.4) Profit Sharing Plan of the Bank (Exhibit 10.4 to the Company's Form 10-K Report for the year ended September 30, 1995.

         (10.5) 1996 Incentive Compensation and Stock Award Plan.**

         (10.6) Purchase and Assumption Agreement dated March 20, 1995 by and among the Company, the Bank, SouthTrust Corporation, SouthTrust of Florida, Inc., and SouthTrust Bank of the Suncoast (Exhibit 10.1 to the Company's Form 10-Q Report for the quarter ended March 31, 1995 [the "March 31, 1995 10-Q"]).

         (10.7) Purchase and Assumption Agreement dated March 20, 1995 by and among the Company, the Bank, SouthTrust Corporation, SouthTrust of Florida, Inc., and SouthTrust Bank of Southwest Florida, N.A. (Exhibit 10.2 to the March 31, 1995 10-Q).

         (10.8) First Amendment to Purchase and Assumption Agreement dated July 27, 1995 by and among the Company, the Bank, SouthTrust Corporation, SouthTrust of Florida, Inc., and SouthTrust Bank of the Suncoast (Exhibit 10.1 to the Company's Form 10-Q Report for the quarter ended June 30, 1995 [the "June 30, 1995 10-Q"]).

         (10.9) First Amendment to Purchase and Assumption Agreement dated July 27, 1995 by and among the Company, the Bank, SouthTrust Corporation, SouthTrust of Florida, Inc., and SouthTrust of Southwest Florida, N.A. (Exhibit 10.2 to the June 30, 1995 10-Q).

         (10.10) Form of Employment Agreement between the Company and Alfred
         R. Camner.

         (10.11) Form of Employment Agreement between the Company and Earline
         G. Ford.

         (10.12) Form of Employment Agreement between the Company and certain of its senior officers.

         (11.1) Statement regarding calculation of earnings per common share.

         (12.1) Statement regarding calculation of ratios.

         (21.1) Subsidiaries of the Company.

         (23.1) Consent of Price Waterhouse LLP.

         (24.1) Power of Attorney (set forth on the signature page of this Annual Report on Form 10-K).

----------------------
 * Exhibits followed by a parenthetical reference are incorporated herein by reference from the documents described therein.

**  Exhibits 10.1--10.4 are compensatory plans or arrangements.

(B) REPORTS ON FORM 8-K.

   During the quarter ended September 30, 1996, the Company filed a Current Report on Form 8-K dated July 15, 1996 with the Securities and Exchange Commission.

                                  SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on December 16, 1996.

                                          BANKUNITED FINANCIAL CORPORATION
                                          By: /s/ ALFRED R. CAMNER
                                              ---------------------------------
                                              Alfred R. Camner
                                              Chairman of the Board,
                                              President and
                                              Chief Executive Officer


   KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alfred R. Camner, Earline G. Ford and Marc Jacobson and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitutes, may lawfully do or cause to be done by virtue thereof.


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on December 16, 1996 on behalf of the Registrant by the following persons and in the capacities indicated.


/S/ ALFRED R. CAMNER
-------------------------------- CHAIRMAN OF THE BOARD, CHIEF EXECUTIVE
 ALFRED R. CAMNER                OFFICER, PRESIDENT AND DIRECTOR
                                 (PRINCIPAL EXECUTIVE OFFICER)

/s/ EARLINE G. FORD
-------------------------------- Executive Vice President, Treasurer and
 Earline G. Ford                 Director

/s/ JAMES A. DOUGHERTY           Executive Vice President and Director
--------------------------------
 James A. Dougherty

/s/ SAMUEL A. MILNE
-------------------------------- Executive Vice President and Chief Financial
 Samuel A. Milne                 Officer (Principal Financial Officer and
                                 Principal Accounting Officer)

/s/ MARC D. JACOBSON             Director
--------------------------------
 Marc D. Jacobson

/s/ ALLEN M. BERNKRANT           Director
--------------------------------
 Allen M. Bernkrant

/s/ LAWRENCE H. BLUM             Director
--------------------------------
 Lawrence H. Blum

                                 Director
--------------------------------
 Patricia L. Frost

                                 Director
--------------------------------
 Sandra Goldstein

                                 Director
--------------------------------
 Robert D. Lurie

/s/ ANNE W. SOLLOWAY             Director
--------------------------------
 Anne W. Solloway

/s/ CHRISTINA CUERVO MIGOYA      Director
--------------------------------
 Christina Cuervo Migoya

/s/ NEIL MESSINGER               Director
--------------------------------
 Neil Messinger

                                 Director
--------------------------------
 Bruce Friesner

                                 Director
--------------------------------
 Albert J. Finch

                                 Director
--------------------------------
 Irving P. Cohen

                                 Director
--------------------------------
 Elia J. Giusti

                                 Director
--------------------------------
 Norman E. Mains

/s/ MARC LIPSITZ                 Director
--------------------------------
 Marc Lipsitz

                       BANKUNITED FINANCIAL CORPORATION

                          ANNUAL REPORT ON FORM 10-K
                    FOR THE YEAR ENDED SEPTEMBER 30, 1996

                              INDEX TO EXHIBITS*

                                                                                                 SEQUENTIALLY
                                                                                                  NUMBERED
  EXHIBIT NO.                                                                                        PAGE
----------------                                                                             -----------------

       3.1       Articles of Incorporation of the Company

      10.5       1996 Incentive Compensation and Stock Award Plan

      10.10      Form of Employment Agreement between the Company and Alfred R. Camner

      10.11      Form of Employment Agreement between the Company and Earline G. Ford

      10.12      Form of Employment Agreement between the Company and certain of its senior officers

      11.1       Statement regarding calculation of earnings per common share.

      12.1       Statement regarding calculation of ratios

      21.1       Subsidiaries of the Company

      23.1       Consent of Price Waterhouse LLP

      24.1       Power of Attorney (set forth on the signature page of this annual report on
                 Form 10-K)

-------------
* All other exhibits listed under Item 14 of Part IV of the Form 10-K are incorporated by reference to documents previously filed, as indicated therein.