Form 10-K/A
period 1996-09-30
BANKUNITED FINANCIAL CORP
filed 1996-12-23
CIK 894490

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A

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


   LOAN PORTFOLIO. The Company's loan portfolio primarily consists of adjustable-rate mortgage loans and, to a lesser extent, fixed-rate mortgage loans secured by one-to-four-family residential and commercial real estate. As of September 30, 1996, the Company's loan portfolio totaled $646.4 million, of which $570.8 million or 88.3% consisted of one-to-four-family residential first mortgages. At the present time, the Company's residential real estate loans are primarily "conventional" loans, which means that these loans are not insured by the Federal Housing Administration (the "FHA") or guaranteed by the Veterans Administration (the "VA"). The Company is, however, approved to originate FHA and VA loans. The average yield on the Company's mortgage loans, of which 76.7% had adjustable rates and 23.3% had fixed rates, was 7.65%, 7.19% and 6.46% for the fiscal years ended September 30, 1996, 1995 and 1994, respectively. The remainder of the Company's loan portfolio consisted of $49.2 million of commercial real estate loans (7.6% of total loans); five or more unit residential loans of $12.6 million (1.9% of total loans); $2.7 million of second mortgage loans (0.4% of total loans); $2.6 million of consumer loans (0.4% of total loans); $5.8 million of commercial business loans (0.9% of total loans); and $2.7 million of other loans (0.4% of total loans).

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

   COMMERCIAL REAL ESTATE LENDING. The Company's commercial real estate lending division originates or purchases multi-family and commercial real estate loans from $250,000 to $4.0 million. The Company's strategy is to promote commercial lending together with private banking (see "Private Banking" below), as both areas seek to develop long-term relationships with select businesses, real estate borrowers, and professionals. At September 30, 1996, the Company had $49.3 million of commercial real estate loans, representing a total of 7.7% of the Company's loan portfolio before net items. The Company's commercial real estate loan portfolio includes loans secured by apartment buildings, office buildings, warehouses, retail stores and other properties, which are located in the Company's primary market area. Commercial real estate loans generally are originated in amounts up to 75% of the appraised value of the property securing the loan. In determining whether to originate or purchase multi-family or commercial real estate loans, the Company also considers such factors as the financial condition of the borrower and the debt service coverage of the property. Commercial real estate loans are made at both fixed and adjustable interest rates for terms of up to 10 years.

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

   Management's expansion into this area reflects its business strategy to obtain seasoned loan product divested by the super-regional financial companies in South Florida and its belief that commercial real estate loans are generally of short-to moderate-term with higher-yielding variable interest rates as compared to residential loans. In December 1995, the Company purchased approximately $32.0 million of commercial real estate loans in Florida from another financial institution. The loan package comprised 23 loans with principal balances ranging from $376,000 to $4.7 million. Management believes that with the recent acquisition of several Florida-based financial institutions by out-of-state regional banks, the Company will be able to expand its commercial real estate business.

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

   COMMERCIAL BUSINESS LENDING. Commercial business loans totaled $5.8 million as of September 30, 1996, representing .9% of total loans. In its commercial business loan underwriting, the Company evaluates the value of the collateral securing the loan and assesses the borrower's creditworthiness and ability to repay. While commercial business loans generally are made for shorter terms and at higher yields than one-to-four-family residential loans, such loans generally involve a higher level of risk than one-to-four-family residential loans because the risk of borrower default is greater and the collateral may be more difficult to liquidate and more likely to decline in value.

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


                                          CLASS A COMMON
                                               STOCK
                                        ------------------
                                               PRICE
                                        ------------------
                                          HIGH       LOW
                                        -------- --------
Fiscal Year Ended September 30, 1996:
  1st Quarter ........................    $8.75     $6.00
  2nd Quarter ........................    $8.50     $6.50
  3rd Quarter ........................    $8.50     $7.25
  4th Quarter ........................    $8.25     $7.25
Fiscal Year Ended September 30, 1995:
  1st Quarter ........................    $7.00     $4.50
  2nd Quarter ........................    $6.25     $4.75
  3rd Quarter ........................    $7.00     $5.00
  4th Quarter ........................    $8.75     $7.13

ITEM 6. SELECTED FINANCIAL DATA


                                                                     AS OF OR FOR THE YEARS ENDED SEPTEMBER 30,
                                                       --------------------------------------------------------------------
                                                           1996          1995           1994          1993          1992
                                                       ------------ ------------  ------------ ------------ ---------------
                                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATIONS DATA
Interest income .....................................   $   52,132    $   39,419     $   30,421    $   25,722    $   24,243
Interest expense ....................................       34,622        26,305         16,295        12,210        14,022
                                                       -----------  ------------  -------------   -----------  ------------
Net interest income .................................       17,510        13,114         14,126        13,512        10,221
Provision for loan losses ...........................         (120)        1,221          1,187         1,052            70
                                                       -----------  ------------  -------------   -----------  ------------
Net interest income after provision for loan losses         17,630        11,893         12,939        12,460        10,151
                                                       -----------  ------------  -------------   -----------  ------------
Non-interest income:
Service fees ........................................          597           423            358           221           142
Gain on sales of loans and mortgage-backed
  securities, net ...................................            5           239            150         1,496            94
Gain (loss) on sales of other assets, net(2)  .......           (6)        9,569             --            --             2
Other ...............................................           53             6             46             2            25
                                                       -----------  ------------  -------------   -----------  ------------
  Total non-interest income .........................          649        10,237            554         1,719           263
                                                       -----------  ------------  -------------   -----------  ------------
Non-interest expense:
 Employee compensation and benefits .................        4,275         3,997          3,372         2,721         1,986
 Occupancy and equipment ............................        1,801         1,727          1,258           978           940
 Insurance(1) .......................................        3,610         1,027            844           835           697
 Professional fees ..................................          929         1,269            833           543           542
 Other ..............................................        3,421         4,129          3,579         2,746         2,002
                                                       -----------  ------------  -------------   -----------  ------------
  Total non-interest expense ........................       14,036        12,149          9,886         7,823         6,167
                                                       -----------  ------------  -------------   -----------  ------------
Income before income taxes ..........................        4,243         9,981          3,607         6,356         4,247
Provision for income taxes(3) .......................        1,657         3,741          1,328         2,318         1,538
                                                       -----------  ------------  -------------   -----------  ------------
Net income before Preferred Stock dividends  ........        2,586         6,240          2,279         4,038         2,709
Preferred stock dividends:
 Bank ...............................................           --            --            198           787           515
 Company ............................................        2,145         2,210          1,871           726           360
                                                       -----------  ------------  -------------   -----------  ------------
Net income after preferred stock dividends  .........   $      441    $    4,030     $      210    $    2,525    $    1,834
                                                       ===========  ============  =============   ===========  ============
FINANCIAL CONDITION DATA
Total assets ........................................   $  824,360    $  608,415     $  551,075    $  435,378    $  345,931
Loans receivable, net, and mortgage-backed
  securities(5) .....................................      716,550       506,132        470,154       313,899       250,606
Investments, overnight deposits, tax certificates,
  reverse purchase agreements, certificates of
  deposits and other earning assets .................       87,662        88,768         64,783       100,118        83,445
Total liabilities ...................................      755,249       562,670        509,807       397,859       322,907
Deposits ............................................      506,106       310,074        347,795       295,108       275,026
Borrowings ..........................................      237,775       241,775        158,175        97,775        42,241
Total stockholders' equity ..........................       69,111        45,745         41,268        30,273        16,797
Common stockholders' equity .........................       42,350        21,096         16,667        17,162        11,134
PER COMMON SHARE DATA
Primary earnings per common share and common
  equivalent share ..................................   $      .10    $     1.77     $      .10    $     1.42    $     1.27
                                                       ===========  ============  =============   ===========  ============
Earnings per common share assuming full dilution  ...   $      .10    $     1.26     $      .10    $     1.00    $      .92
                                                       ===========  ============  =============   ===========  ============
Weighted average number of common shares and common
  equivalent shares assumed outstanding during the
  period:
   Primary ..........................................    4,558,521     2,296,021      2,175,210     1,773,264     1,448,449
 Fully diluted ......................................    4,558,521     4,158,564      2,175,210     3,248,618     2,376,848
Equity per common share .............................   $     7.85    $    10.20     $     8.33    $     8.86    $     8.51
Fully diluted equity per common share ...............   $     6.83    $     7.81     $     6.87    $     7.07    $     6.40
Cash dividends per common share
 Class A ............................................   $       --    $       --     $     .075    $     .094    $      .10
 Class B ............................................   $       --    $       --     $      .03    $     .038    $       --


                                                        (CONTINUED ON NEXT PAGE)

                                                                          AS OF OR FOR THE YEARS ENDED SEPTEMBER 30,
                                                                    ----------------------------------------------------
                                                                       1996       1995       1994       1993       1992
                                                                    --------- ---------  --------- --------- ----------
                                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
SELECTED FINANCIAL RATIOS
Performance ratios:
Return on average assets(6) ......................................       .36%      1.10%       .46%      1.12%       .92%
Return on average common equity ..................................      1.30      22.60       1.21      18.55      17.68
Return on average total equity ...................................      4.30      14.70       5.84      14.07      14.72
Interest rate spread .............................................      2.10       2.12       2.78       3.59       3.34
Net interest margin ..............................................      2.51       2.39       3.01       3.87       3.63
Dividend payout ratio(7) .........................................     82.95      35.42      96.79      40.66      34.97
Ratio of earnings to combined fixed charges and preferred stock dividends(8):
   Excluding interest on deposits ................................      1.05       1.52       1.07       1.87       1.83
 Including interest on deposits ..................................      1.02       1.21       1.03       1.27       1.18
Total loans, net, and mortgage-backed securities to total
deposits .........................................................    141.58     163.13     134.40     109.65      91.12
Non-interest expenses to average assets ..........................      1.97       2.14       2.04       2.18       2.09
Efficiency ratio(9) ..............................................     76.45      14.58      66.06      45.17      57.76
ASSET QUALITY RATIOS:
Ratio of non-performing loans to total loans .....................       .99%      1.02%      1.07%      1.54%       .45%
Ratio of non-performing assets to total loans, real estate owned
  and tax certificates ...........................................      1.14       1.35       1.41       1.78        .66
Ratio of non-performing assets to total assets ...................       .95       1.10       1.17       1.46        .50
Ratio of charge-offs to total loans ..............................       .08        .13        .39        .07         --
Ratio of loan loss allowance to total loans ......................       .34        .32        .20        .38        .11
Ratio of loan loss allowance to non-performing loans  ............     33.74      31.54      18.89      24.70      25.41
CAPITAL RATIOS:
Ratio of average common equity to average total assets  ..........      4.78%      3.14%      3.58%      3.79%      3.51%
Ratio of average total equity to average total assets  ...........      8.44       7.47       8.05       7.99       6.24
Tangible capital-to-assets ratio(10) .............................      7.01%      7.09%      6.65%      7.56%      6.66%
Core capital-to-assets ratio(10) .................................      7.01       7.09       6.65       7.56       6.66
Risk-based capital-to-assets ratio(10) ...........................     14.19      15.79      14.13      15.85      14.42

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

   NON-INTEREST EXPENSES. Operating expenses increased $1.9 million or 15.7% to $14.0 million for fiscal 1996 compared to $12.1 million for fiscal 1995 primarily as a result of a $2.6 million ($1.6 million after tax) accrual for the one time SAIF special assessment. The SAIF special assessment was a 65.7 basis point charge on deposits that were insured by the SAIF of the FDIC on March 31, 1995. There will be a significant reduction in deposit insurance premiums in fiscal 1997.

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

   LOANS. The Company's net loans receivable increased by $193.3 million, or 42.6%, to $646.4 million, at September 30, 1996 from $453.1 million at September 30, 1995. The increase was primarily the result of $218.9 million of purchased residential loans, a $32.0 million purchase of a commercial real estate loan package, and $82.7 million of loan originations, partially offset by principal repayments of $133.8 million, sales of $4.4 million, and principal charge-offs and transfers to REO of $1.1 million. The commercial real estate loan package was comprised of 23 loans in South Florida with principal balances ranging from $376,000 to $4.7 million. Loans receivable increased $40.2 million from September 30, 1994 to September 30, 1995, a 9.8% change, primarily due to $76.1 million in residential loans purchased in fiscal 1995.

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

   The allowance for loan losses was $2.2 million, $1.5 million, and $0.8 million at September 30, 1996, 1995, and 1994, respectively. The allowance for loan losses as a percentage of total loans increased to 0.34% at fiscal year end 1996, as compared to 0.32% at fiscal year end 1995, and .20% at fiscal year end 1994. The increase in non-performing assets to $7.8 million as of September 30, 1996 from $6.7 million as of September 30, 1995 was due to increases in non-performing loans of $1.7 million and non-accrual tax certificates of $226,000, partially offset by a decrease in REO of $821,000. The increase in non-accrual tax certificates was due primarily to certificates purchased in 1993 which were not redeemed and on which the Company determined not to apply for tax deeds. REO declined from $1.5 million as of September 30, 1995 to $632,000 as of September 30, 1996. The decrease in REO was due to sales of properties in fiscal 1996 with net book values totaling $2.3 million, partially offset by new additions to REO of $1.4 million during the year. As a percentage of non-performing loans, the allowance for loan losses increased from 18.9% at September 30, 1994, to 31.5% at September 30, 1995 and 33.7% at September 30, 1996. At September 30, 1996, $2.8 million, or 43.4%, of the Company's non-performing loans were secured by Southern California properties as compared to $1.5 million or 37.6%, as of September 30, 1995. This level of Southern California non-performing loans reflected the longer time period required for foreclosures to be completed on California properties, as compared to that for foreclosures in other states .

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

   The Company's primary use of funds is to purchase or originate loans and to purchase mortgage-backed and investment securities. In fiscal 1996, 1995, and 1994, loans increased $192.8 million, $43.1 million, and $117.6 million, respectively, and the Company purchased $22.7 million, $16.6 million, and $61.4 million, respectively, of mortgage-backed and investment securities. In addition, in 1995, the Company sold branches having $130.3 million of deposits. Funding for the above came primarily from increases in deposits of $196.0 million in 1996, increases in FHLB advances of $83.6 million in 1995 and increases in both deposits and FHLB advances of $52.7 million and $60.4 million, respectively in 1994.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30, 1995 AND 1994

   NET INCOME. Net income before preferred stock dividends for fiscal 1995 was $6.2 million compared to $2.3 million in 1994. The increase in net income was primarily attributed to the pretax gain recorded in the fourth quarter of 1995 of $9.3 million ($5.8 million after tax) from the sale of the Company's three branches on the west coast of Florida

   Primary earnings per share were $1.77 in 1995 compared to $0.10 in 1994. Fully diluted earnings per share totaled $1.26 compared to $0.10 in 1994. There were no common stock dividends declared in fiscal 1995 compared to dividends of $0.075 per share of Class A Common Stock and $0.03 per share of Class B Common Stock declared in fiscal 1994.

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

   PREFERRED STOCK DIVIDENDS. Total preferred stock dividends were $2.2 million in fiscal 1995 compared to $1.9 million in fiscal 1994. In the fourth quarter of fiscal 1995, the Company declared a special dividend on the Series A and Series B Non-Cumulative Convertible Preferred Stock of $1.25 and $0.92 per share, respectively, payable in Class A Common Stock. The dividend represented five quarters of unpaid dividends. In fiscal 1994, the Company paid cash dividends of $0.75 and $0.55 on the Series A and Series B Non-Cumulative Convertible Preferred Stock, respectively. Dividends of $0.55, $0.80, and $0.80 were paid on the Company's Series C, Series C-II, and Series 1993, Non Cumulative Convertible Preferred Stock respectively for both years. Dividends on the 9% Non Cumulative Perpetual Preferred Stock which was issued in the first quarter of fiscal 1994, were $0.90 and $0.675 per share in fiscal 1995 and 1994, respectively. In 1994, the Bank paid $198,000 in preferred stock dividends on stock redeemed with the issuance of the Non-Cumulative Perpetual Preferred Stock, Series 1993.

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

              BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                              SEPTEMBER 30, 1996

(18) SUBSEQUENT EVENTS--(CONTINUED)

   The unaudited proforma combined condensed statements of financial condition and operations as of and for the year ended September 30, 1996 after giving effect to certain proforma adjustments are as follows:

   Proforma combined condensed Statement of Financial Condition as of September 30, 1996 (in thousands):

 ASSETS
Loans receivable ...................    $  980,444
Other interest earning assets  .....       195,528
Goodwill and other intangibles  ....         9,657
Other assets .......................        53,282
                                      -------------
                                        $1,238,911
                                      =============
LIABILITIES AND STOCKHOLDERS'
EQUITY
Deposits ...........................    $  804,567
Other liabilities ..................       337,420
Stockholders' equity ...............        96,924
                                      -------------
                                        $1,238,911
                                      =============

   Proforma combined condensed Statement of Operations for the year ended September 30, 1996 (in thousands except per share data):

Interest income ...........................    $81,752
Interest expense ..........................     52,423
Provision for loan losses .................         45
Non-interest income .......................      9,193
Non-interest expense ......................     31,885
Income tax expense ........................      2,654
                                             ----------
 Net income before preferred stock
   dividends ..............................      3,938
Preferred stock dividends .................      3,249
                                             ----------
 Net income after preferred stock
   dividends ..............................    $   689
                                             ==========
Earnings per share
 Primary ..................................    $   .10
 Fully-diluted ............................    $   .10


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

              BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                              SEPTEMBER 30, 1996

(20) ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENT--(CONTINUED)

   The following table presents information for the Company's financial instruments at September 30, 1996 and 1995:



                                              AS OF SEPTEMBER 30, 1996
                                          -------------------------------
                                           CARRYING VALUE     FAIR VALUE
                                          ---------------- -------------
                                               (DOLLARS IN THOUSANDS)
Financial assets:
  Cash and overnight investments  ......      $ 34,136         $ 34,136
  Tax certificates and other
investments ............................        46,784           46,784
  Mortgage-backed securities ...........        70,165           69,741
  Loans receivable .....................       646,385          646,507
  Other interest-earning assets  .......        12,225           12,225
Financial liabilities:
  Deposits .............................      $506,106         $506,025
  Advances from the FHLB ...............       237,000          237,218
  Subordinated notes ...................           775              859


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
Fully converted tangible book value per share  ...     $   7.13                                   $    6.64

                    UNAUDITED PRO FORMA CONDENSED COMBINED
                           STATEMENT OF OPERATIONS
                        YEAR ENDED SEPTEMBER 30, 1996


                                                                                                                COMBINED
                                                                  BANKUNITED     SUNCOAST    ADJUSTMENTS(1)    PRO FORMA
                                                                ------------- -----------  --------------- --------------
                                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATIONS DATA:
Interest income ..............................................    $   52,132     $28,501        $   1,119 (1)  $  81,752
Interest expense .............................................        34,622      17,781               20 (1)     52,423
                                                                ------------  ----------   --------------      ---------
Net interest income before provision for loan losses  ........        17,510      10,720            1,099         29,329
Provision for loan losses ....................................          (120)        165               --             45
                                                                ------------  ----------   --------------      ---------
Net interest income after provision for loan losses  .........        17,630      10,555            1,099         29,284
                                                                ------------  ----------   --------------      ---------
Non-interest income:
 Loan servicing income, net ..................................            --      4,109               364 (1)      4,473
 Gain on sale of assets ......................................            --      2,870                --          2,870
 Other .......................................................           649       1,201               --          1,850
                                                                ------------  ----------   --------------      ---------
  Total non-interest income ..................................           649       8,180              364          9,193
                                                                ------------  ----------   --------------      ---------
Non-interest expense:
 Employee compensation and benefits ..........................         4,275       7,328             (300)(4)     11,303
 Occupancy and equipment .....................................         1,801       2,874               35 (1)      4,710
 SAIF special assessment .....................................         2,614       2,317               --          4,931
 Other operating expenses ....................................         5,346       5,215              280 (1)     10,941
                                                                                                      100 (4)
                                                                ------------  ----------   --------------      ---------
  Total non-interest expenses ................................        14,036      17,734              115         31,885
                                                                ------------  ----------   --------------      ---------
Income before income taxes and preferred stock dividends  ....         4,243       1,001            1,348          6,592
Provision for income taxes ...................................         1,657         371              626 (6)      2,654
                                                                ------------  ----------   --------------      ---------
Net income before preferred stock dividends ..................         2,586         630              722          3,938
Preferred stock dividends ....................................         2,145       1,104               --          3,249
                                                                ------------  ----------   --------------      ---------
Net income after preferred stock dividends ...................    $      441     $  (474)       $     722      $     689
                                                                ============  ==========   ==============      =========
PER COMMON SHARE DATA:
Primary earnings per common share and common
  equivalent share ...........................................    $      .10                                   $     .10
Earnings per common share assuming full dilution  ............           .10                                         .10
Weighted average number of common shares and common
  equivalent shares assumed outstanding during the period:
    Primary ..................................................     4,558,521                                   6,695,848
  Fully diluted ..............................................     4,558,521                                   6,695,848
OPERATIONS DATA (EXCLUDING SAIF SPECIAL ASSESSMENT):
  SAIF special assessment, net of tax ........................    $   1,621      $1,437               --      $   3,058
                                                                ============  ==========   ==============      =========
Net income before preferred stock dividends and excluding
  SAIF special assessment ....................................    $    4,207     $ 2,067        $     722     $    6,996
                                                                ============  ==========   ==============      =========
Net income after preferred stock dividends and excluding SAIF
  special assessment .........................................    $    2,062     $   963        $     722     $    3,747
                                                                ============  ==========   ==============      =========
PER COMMON SHARE DATA (EXCLUDING SAIF SPECIAL ASSESSMENT):  ..
  Primary earnings per common share and common
   equivalent share  .........................................    $      .45                                  $      .56
Earnings per common share assuming full dilution  ............           .45                                         .50
Weighted average number of common shares and common
  equivalent shares assumed outstanding during the period:
    Primary ..................................................     4,558,521                                   6,695,848
  Fully diluted ..............................................     4,558,521                                   7,498,847

                    NOTES TO UNAUDITED PRO FORMA CONDENSED
                        COMBINED FINANCIAL STATEMENTS

(1) Adjustments to fair value for Suncoast's assets and liabilities are as follows (dollars in thousands):


                                                           AMORTIZATION             ANNUAL IMPACT ON
                                       ADJUSTMENTS       PERIOD AND METHOD      STATEMENT OF OPERATIONS
                                     -------------- ------------------------  ------------------------
Commercial loans ..................      $(2,000)    18 months/straight line             $1,333
Residential loans .................        1,070     5 years/straight line                 (214)
                                     --------------                            ------------------------
  Total loans .....................         (930)                                         1,119
Deposits premium ..................          200     10 years/straight line                 (20)
Loan servicing assets .............       (1,822)    5 years/straight line                  364
Land and buildings ................          700     20 years/straight line                 (35)
Cost over fair value of net assets
  acquired (goodwill) .............        7,000     25 years/straight line                (280)


(2) The purchase price of $27,590,000 represents the issuance of 2,199,930 shares of BankUnited Class A Common stock at a price of $7.00 per share (the closing bid price on the day of the Merger Agreement) and the issuance of 920,000 shares of New BankUnited Preferred stock having an estimated value of $13.25 per share. Also, $223,000, representing the fair value of Suncoast's outstanding stock options and warrants which will be exchanged for BankUnited stock options and warrants having similar terms and conditions, was credited to paid-in capital.

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

         (3) Exhibits.*

         (3.1) Articles of Incorporation of the Company (Exhibit 3.1 to the Company's Form 10-K Report for the year ended September 30, 1996).

         (3.2) Statement of Designation of Series I Class A Common Stock and Class B Common Stock of the Company, as amended (Exhibit 4.9 to the Company's Form S-8 Registration Statement [File No. 333-43211]. as filed with the Securities and Exchange Commission on November 14,
         1996).

         (3.3) Bylaws of the Company (Exhibit 4.5 to the Company's Form S-8 Registration Statement [File No. 333-43211], as filed with the Securities and Exchange Commission on November 14, 1996).

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

         (10.2) 1992 Stock Bonus Plan, as amended. (Exhibit 10.2 to the Company's Form 10-K Report for the year ended September 30, 1994 [the "1994 10-K"]).**

         (10.3) 1994 Incentive Stock Option Plan. (Exhibit 10.3 to the 1994 10-K).**

         (10.4) Profit Sharing Plan of the Bank (Exhibit 10.4 to the Company's Form 10-K Report for the year ended September 30, 1995).

         (10.5) 1996 Incentive Compensation and Stock Award Plan
         (Exhibit 10.5 to the Company's Form 10-K Report for the year ended September 30, 1996).**

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

         (10.10) Form of Employment Agreement between the Company and Alfred
         R. Camner (Exhibit 10.10 to the Company's 10-K Report for the year ended September 30, 1996).

         (10.11) Form of Employment Agreement between the Company and Earline
         G. Ford (Exhibit 10.11 to the Company's 10-K Report for the year ended September 30, 1996).

         (10.12) Form of Employment Agreement between the Company and certain of its senior officers (Exhibit 10.12 to the Company's 10-K Report for the year ended September 30, 1996).

         (11.1) Statement regarding calculation of earnings per common share (Exhibit 11.1 to the Company's 10-K Report for the year ended September 30, 1996).

         (12.1) Statement regarding calculation of ratios (Exhibit 12.1 to the Company's 10-K Report for the year ended September 30, 1996).

         (21.1) Subsidiaries of the Company (Exhibit 21.1 to the Company's 10-K Report for the year ended September 30, 1996).

         (23.1) Consent of Price Waterhouse LLP.

         (24.1) Power of Attorney (set forth on the signature page of the Annual Report on Form 10-K filed for the year ended September 30,
         1996).

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

                                  SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on December 23, 1996.

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


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on December 23, 1996 on behalf of the Registrant by the following persons and in the capacities indicated.


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


      23.1       Consent of Price Waterhouse LLP


-------------
* All other exhibits listed under Item 14 of Part IV of the Form 10-K are incorporated by reference to documents previously filed, as indicated therein.