Form 10-K/A
period 1996-09-30
BANKUNITED FINANCIAL CORP
filed 1997-01-29
CIK 894490

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

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                                  SIGNATURES



   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on January 29, 1997.


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



   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on January 29, 1997 on behalf of the Registrant by the following persons and in the capacities indicated.



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


      27.1       Financial Data Schedule

-------------
* All other exhibits listed under Item 14 of Part IV of the Form 10-K are incorporated by reference to documents previously filed, as indicated therein.