Form 10-Q
period 1996-12-31
BANKUNITED FINANCIAL CORP
filed 1997-02-14
CIK 894490

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

                                       or

[_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 5-43936

                        BANKUNITED FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           FLORIDA                                         65-0377773
-------------------------------                      ----------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The number of shares outstanding of the registrant's common stock at the close of business on February 11, 1997 was 7,703,477 shares of Class A Common Stock, $.01 par value, and 275,685 shares of Class B Common Stock, $.01 par value.

This Form 10-Q contains 19 pages.
The Index to Exhibits appears on page 17.

                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

            Form 10-Q Report for the Quarter Ended December 31, 1996

                                      INDEX

                                                                       PAGE NO.
                                                                       --------
PART I - FINANCIAL INFORMATION

         Item 1.  FINANCIAL STATEMENTS

                  Consolidated Statements of Financial Condition as of
                  December 31, 1996 (unaudited) and September 30, 1996    3

                  Consolidated Statements of Operations (unaudited)
                  for the Three Months Ended December 31, 1996
                  and December 31, 1995                                   4

                  Consolidated Statements of Cash Flows (unaudited)
                  for the Three Months Ended December 31, 1996 and
                  December 31, 1995                                       5

                  Condensed Notes to Consolidated Financial
                  Statements (unaudited)                                  6

         Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS           8

PART II - OTHER INFORMATION

         Item 2.  CHANGES IN SECURITIES                                  15

         Item 5.  OTHER INFORMATION                                      15

         Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                       15

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                               (Unaudited)
                                                                               December 31,            September 30,
                                                                                   1996                     1996
--------------------------------------------------------------------------------------------------------------------
                                                                    (Dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks                                                       $   15,095                 $  5,483
Federal funds sold and Federal Home Loan Bank overnight deposits                  69,323                   28,653
Tax certificates  (net of reserves of $631 at December 31, 1996
 and $614 at September 30, 1996)                                                  33,789                   40,088
Investments, available for sale, net at market                                     6,702                    6,685
Mortgage-backed securities, held to maturity, net  (market
  value of approximately $13,728 at December 31, 1996
  and $14,274 at September 30, 1996)                                              13,906                   14,698
Mortgage-backed securities available for sale, net at market                      72,206                   55,467
Loans receivable, net                                                          1,046,770                  646,385
Other interest earning assets                                                     15,136                   12,236
Office properties and equipment, net                                               9,857                    2,608
Accrued interest receivable                                                       11,073                    7,023
Mortgage servicing rights                                                          8,883                       --
Goodwill                                                                          11,934                    2,457
Prepaid expenses and other assets                                                 14,370                    2,577
                                                                              ----------                 --------
       Total assets                                                           $1,329,044                 $824,360
                                                                              ==========                 ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits                                                                      $  878,166                 $506,106
Advances from Federal Home Loan Bank                                             288,484                  237,000
Subordinated notes                                                                   775                      775
Accrued expenses and other liabilities                                            13,464                   11,368
                                                                              ----------                 --------
       Total liabilities                                                       1,180,889                  755,249
                                                                              ----------                 --------
Company Obligated Mandatorily Redeemable Preferred Securities of
 Subsidiary Trust Holding Solely Junior Subordinated Deferrable Interest
 Debentures of the Company                                                        50,000                       --
                                                                              ----------                 --------
STOCKHOLDERS' EQUITY:
 Preferred stock, Series B,C,C-II, 1993, 1996 and 9%, $.01 par value.
 Authorized shares - 10,000,000; issued and outstanding shares - 3,584,547
 at December 31, 1996 and 2,664,547 at September 30, 1996                             36                       27
 Class A Common Stock, $.01 par value.  Authorized shares
 30,000,000; issued and outstanding shares - 7,656,953
 at  December 31, 1996 and 5,454,201 at September 30, 1996                            76                       54
 Class B Common Stock, $.01 par value.  Authorized shares
 3,000,000; issued and outstanding shares - 251,515 at
 December  31, 1996 and 251,515 at September 30, 1996                                  3                        3
 Additional paid-in capital                                                       89,860                   62,055
 Retained earnings                                                                 8,206                    7,279
 Net unrealized losses on securities available for sale,  net of tax                 (26)                    (307)
                                                                              ----------                 --------
        Total stockholders' equity                                                98,155                   69,111
                                                                              ----------                 --------
        Total liabilities and stockholders' equity                            $1,329,044                 $824,360
                                                                              ==========                 ========


SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                THREE MONTHS ENDED DECEMBER 31,
                                                                                -------------------------------
                                                                                          (Unaudited)
                                                                                1996                     1995
                                                                              -------                   -------
                                                                          (In thousands, except earnings per share)
Interest income:
 Interest and fees on loans                                                   $16,616                   $ 8,766
 Interest on mortgage-backed securities                                         1,309                       889
 Interest on short-term investments                                               467                       603
 Interest and dividends on long-term investments
  and other earning assets                                                      1,099                     1,066
                                                                              -------                   -------
   Total interest income                                                       19,491                    11,324
                                                                              -------                   -------
Interest expense:
 Interest on deposits                                                           8,882                     4,223
 Interest on borrowings                                                         3,505                     3,563
                                                                              -------                   -------
   Total interest expense                                                      12,387                     7,786
                                                                              -------                   -------
   Net interest income before provision (credit) for loan losses                7,104                     3,538
   Provision (credit) for loan losses                                             250                      (300)
                                                                              -------                   -------
   Net interest income after provision (credit) for loan losses                 6,854                     3,838
                                                                              -------                   -------
Non-interest income:
 Service fees, net                                                                575                       151
 Other                                                                             25                         7
                                                                              -------                   -------
   Total non-interest income                                                      600                       158
                                                                              -------                   -------
Non-interest expenses:
   Employee compensation and benefits                                           1,915                       967
   Occupancy and equipment                                                        886                       363
   Insurance                                                                      361                       226
   Professional fees - legal and accounting                                       222                       246
   Other operating expenses                                                     1,449                       726
                                                                              -------                   -------
   Total non-interest expenses                                                  4,833                     2,528
                                                                              -------                   -------
   Income before income taxes and preferred stock dividends                     2,621                     1,468
   Income taxes                                                                 1,022                       557
                                                                              -------                   -------
   Net income before preferred stock dividends                                  1,599                       911
Preferred stock dividends                                                         672                       536
                                                                              -------                   -------
   Net income after preferred stock dividends                                 $   927                   $   375
                                                                              =======                   =======
Earnings Per Share
   Primary                                                                    $  0.13                   $  0.16
                                                                              =======                   =======
   Fully-diluted                                                              $  0.13                   $  0.15
                                                                              =======                   =======

Weighted average number of common share equivalents assumed outstanding during the period:
 Primary                                                                        7,155                     2,369
                                                                              =======                   =======
 Fully diluted                                                                  8,045                     3,172
                                                                              =======                   =======

SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               THREE MONTHS ENDED DECEMBER 31,
                                                                               -------------------------------
                                                                                         (Unaudited)
                                                                               1996                      1995
                                                                             --------                  --------
                                                                                    (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                                  $  1,599                  $    911
 Adjustments to reconcile net income to net cash used in
   operating activities:
   Provision (credit) for loan losses                                             250                      (300)
   Provision for losses on tax certificates                                        18                        38
   Depreciation and amortization                                                  313                       126
   Amortization of discounts and premiums on investments                            8                        --
   Amortization of discounts and premiums on mortgage-backed securities            30                        34
   Amortization of discounts and premiums on loans                                (23)                     (353)
   Loans originated for sale                                                   (5,193)                   (3,057)
   Increase in accrued interest receivable                                     (1,097)                     (653)
   (Decrease) increase in interest payable on deposits and FHLB advances         (845)                       53
   Increase in accrued expenses                                                 2,347                         4
   Decrease in accrued taxes                                                     (937)                   (2,589)
   Increase (decrease) in deferred taxes                                           17                      (469)
   (Decrease) increase in other liabilities                                   (27,320)                      835
   Decrease in prepaid expenses and other assets                                2,039                       972
   Proceeds from sale of loans                                                  3,657                     1,521
   Recovery on loans                                                               11                       941
   Loss (gain) on sales of loans                                                   11                        (4)
   Loss (gain) on sales of real estate owned                                       23                       (52)
                                                                             --------                  --------
    Net cash used in operating activities                                     (25,092)                   (2,042)
                                                                             --------                  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans                                                         (58,864)                  (34,126)
Proceeds from sale of real estate owned                                           488                       650
Purchase of other earning assets                                               (2,650)                       --
Proceeds from repayments of mortgage-backed securities                          3,136                     1,555
Proceeds from repayments of other earning assets                                3,000                       750
Proceeds from sale of investment securities                                        --                     3,000
Purchases of premises and equipment                                              (338)                     (159)
Net decrease in tax certificates                                                6,281                     8,060
Purchase of Suncoast's cash equivalents                                        32,803                        --
                                                                             --------                  --------
    Net cash used in investing activities                                     (16,144)                  (20,270)
                                                                             --------                  --------
 CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits                                                       48,323                    42,970
Net decrease in other borrowings                                                  (16)                  (10,000)
Net proceeds from issuance of preferred stock                                       9                        --
Net proceeds from issuance of common stock                                         14                        88
Net proceeds from issuance of trust  guaranteed preferred
  beneficial interest in the Company's debenture                               48,350                        --
Dividends paid on the Company's preferred stock                                  (672)                     (536)
Decrease in advances from borrowers for taxes and insurance                    (4,490)                   (2,661)
                                                                             --------                  --------
   Net cash provided by financing activities                                   91,518                    29,861
                                                                             --------                  --------
Increase in cash and cash equivalents                                          50,282                     7,549
Cash and cash equivalents at beginning of period                               34,136                    34,730
                                                                             --------                  --------
Cash and cash equivalents at end of period                                   $ 84,418                  $ 42,279
                                                                             ========                  ========
SUPPLEMENTAL DISCLOSURES:
Transfer from loans to real estate owned                                     $  1,160                  $     --
                                                                             ========                  ========
Transfers from real estate owned to loans                                    $     --                  $    184
                                                                             ========                  ========
Transfers of mortgage-backed securities from held-to-maturity to
 available for sale                                                          $     --                  $ 31,780
                                                                             ========                  ========

SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.      BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles ("GAAP"). However, all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial statements of BankUnited Financial Corporation and its subsidiaries (the "Company") have been included. Operating results for the three month period ended December 31, 1996 are not necessarily indicative of the results which may be expected for the year ended September 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for fiscal year ended September 30, 1996.

2.      REGULATORY CAPITAL

The Office of Thrift Supervision ("OTS") requires that BankUnited, FSB (the "Bank") meet minimum regulatory tangible, core and risk-based capital requirements. Currently, the Bank exceeds all regulatory capital requirements. The Bank's required, actual and excess regulatory capital levels as of December 31, 1996 were as follows:

                                   REQUIRED                         ACTUAL                         EXCESS
                            -------------------            --------------------            ---------------------
                                          % OF                            % OF                             % OF
                             AMOUNT      ASSETS              AMOUNT      ASSETS              AMOUNT       ASSETS
                            ---------    ------            ---------     ------            ---------      ------
                                                            (Dollars in Thousands)
Tangible Capital            $  19,786     1.5%             $ 102,841       7.7%            $  83,055       6.2%
Core Capital                $  39,573     3.0%             $ 102,841       7.7%            $  63,268       4.7%
Risk-Based Capital          $  58,464     8.0%             $ 106,758      14.6%            $  48,294       6.6%

3. COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES OF THE COMPANY

On December 30, 1996, a newly formed trust subsidiary created under the laws of Delaware, BankUnited Capital, issued $50 million of 10 1/4% Trust Preferred Securities, Series A (the "Trust Preferred Securities") and $2 million of common securities, which are wholly owned by the Company. In connection with this transaction, BankUnited Capital simultaneously purchased $52 million of 10 1/4% Junior Subordinated Deferrable Interest Debentures, Series A issued by BankUnited Financial Corporation with terms similar to the Trust Preferred Securities.

These securities mature December 31, 2026 and pay a preferential cumulative cash distribution at an annual rate of 10 1/4%. The Company and BankUnited Capital have the right to defer payment of interest for up to 5 years. BankUnited Financial Corporation has guaranteed all of the obligations of the Trust Preferred Securities, including costs, expenses and liabilities of BankUnited Capital.

4. ACQUISITION

On November 15, 1996, the Company acquired Suncoast Savings & Loan Association, FSA ("Suncoast"). The Company issued one share of its Class A Common Stock for each share of Suncoast common stock of which 2,199,930 were outstanding and one share of newly created 8% non-cumulative convertible preferred stock, Series 1996 for each share of Suncoast preferred stock of which 920,000 shares were outstanding. The newly created 8% non-cumulative convertible preferred stock, Series 1996 has substantially the same terms and conditions as the Suncoast preferred stock. The cost of the acquisition, which will be accounted for as a purchase was $27.8 million, representing the fair value of the consideration given to the Suncoast common and preferred stockholders as well as the option and warrant holders. In addition, the Company incurred approximately $1.3 million of costs directly related to the merger. At the date of the acquisition, the fair value of the assets acquired (including goodwill of approximately $9.6 million) and liabilities assumed totaled approximately $436 million and $408 million, respectively.

The unaudited proforma combined condensed statements of operations for the three month periods ended December 31, 1996, and 1995 assumes the acquisition occurred as of the beginning of the period presented and, after giving effect to certain proforma adjustments, are as follows:

Proforma combined condensed Statement of Operations (in thousands except per share data):

                                                 Three Months Ended December 31,
                                                           (Unaudited)

                                                   1996                  1995
                                                ---------              --------
Interest Income                                 $ 23,359               $ 18,228
Interest expense                                  14,695                 11,971
Provision (credit) for loan losses                   356                   (179)
Non-interest income                                1,254                  1,592
Non-interest expense                               6,641                  6,446
Income tax provision                               1,155                    617
                                                --------               --------
Net income before preferred stock dividends        1,766                    965
Preferred stock dividends                            810                    812
                                                --------               --------
Net income after preferred stock dividends      $    956               $    153
                                                ========               ========
Earnings per share
  Primary                                       $   0.12               $   0.03
  Fully-diluted                                 $   0.11               $   0.03

5.       CONTINGENCIES

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

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS

The following discussion and analysis presents a review of the consolidated operating results and financial condition of the Company for the three month periods ended December 31, 1996 and 1995. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-K/A for the year ended September 30, 1996.

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM SEPTEMBER 30, 1996 TO DECEMBER 31, 1996.

ASSETS

Total assets increased by $505 million, or 61.2%, from $824 million at September 30, 1996, to $1.3 billion at December 31, 1996, principally due to the acquisition of Suncoast Savings and Loan Association, FSA ("Suncoast") on November 15, 1996. On the date of the acquisition, Suncoast had total assets of $435.7 million.

Cash and due from banks increased $9.6 million from $5.5 million as of September 30, 1996 to $15.1 million at December 31, 1996. This increase is primarily due to additional cash requirements as a result of the acquisition of Suncoast's mortgage loan servicing operations.

The Company's short-term investments, consisting of Federal Home Loan Bank ("FHLB") overnight deposits and federal funds sold, increased by $40.7 million, or 141.9%, to $69.3 million at December 31, 1996, from $28.6 million at September 30, 1996. This increase is due primarily to investing the proceeds from the sale of $50 million of Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Deferrable Interest Debentures of the Company (See Note 3 of Condensed Notes to Consolidated Financial Statements.)

Mortgage-backed securities available for sale increased $16.7 million or 30.1% from $55.5 million at September 30, 1996 to $72.2 million at December 31, 1996, due primarily to the $18.7 million of mortgage-backed securities acquired with Suncoast.

The Company's net loan portfolio increased by $400.4 million, or 61.9%, to $1.05 billion at December 31, 1996, from $646.4 million at September 30, 1996, primarily due to the acquisition of $360.1 million of loans with Suncoast and the purchase of $68.0 million of residential loans.

The increase in mortgage servicing rights, goodwill and prepaid expenses and other assets of $8.9 million, $9.6 million and $11.8 million, respectively, relate to the acquisition of Suncoast.

Non-performing assets as of December 31, 1996 were $9.4 million which represents an increase of $1.5 million or 19.7% from $7.8 million as of September 30, 1996. Non-performing assets as a percentage of total assets declined 25 basis points from .95% as of September 30, 1996 to .70% as of December 31, 1996. $2.4 million of non-performing assets were acquired with Suncoast.

The allowance for loan losses increased $733,000 from $2.2 million as of September 30, 1996 to $2.9 million as of December 31, 1996. The increase was attributable primarily to the growth of the loan portfolio including loans acquired with Suncoast. On the date of acquisition, Suncoast's loan loss allowance was $775,000.

The following table sets forth information concerning the Company's non-performing assets for the periods indicated.

                                             December 31,         September 30,
                                                 1996                  1996
                                             ------------         -------------
                                                    (Dollars in thousands)

Non-accrual loans (1)                           $5,558                $4,939
Restructured loans                               1,691                 1,457
Loans past due 90 days and still accruing           52                    --
                                                ------                ------
         Total non-performing loans              7,301                 6,396
Non-accrual tax certificates                       610                   800
REO                                              1,457                   632
                                                ------                ------
         Total non-performing assets            $9,368                $7,828
                                                ======                ======
Allowance for tax certificates                  $  631                $  614
Allowance for loan losses                        2,891                 2,158
                                                ------                ------
         Total allowance                        $3,522                $2,772
                                                ======                ======
Non-performing assets as a percentage of
   total assets                                    .70%                  .95%
Non-performing loans as a percentage of
   total loans                                     .70%                  .99%
Allowance for loan losses as a percentage of
   total loans                                     .28%                  .34%
Allowance for loan losses as a percentage of
   non-performing loans                          39.60%                33.74%

-----------
(1) In addition to the above, management had concerns as to the borrower's ability to comply with present repayment terms on $540,000 and $109,000 of accruing loans as of December 31, 1996 and September 30, 1996, respectively.

LIABILITIES

Deposits increased by $372.1 million, or 73.5%, to $878.2 million at December 31, 1996 from $506.1 million at September 30, 1996. $323.7 million of the increase in deposits represents accounts acquired with Suncoast. Additionally, $26.2 million of the increase represents growth in branches opened in the last year. The

Company intends to open 3 or more branches in the next 12 months. Management believes the remaining increase is attributable to the Company offering competitive interest rates and personalized service.

FHLB advances were $288.5 million at December 31, 1996, up $51.5 million from $237.0 million at September 30, 1996. This increase was the result of the $51.5 million of FHLB advances assumed by BankUnited in connection with the acquisition of Suncoast.

CAPITAL

The Company's total stockholders' equity was $98.2 million at December 31, 1996, an increase of $29.1 million, or 42.1%, from $69.1 million at September 30, 1996. The increase is due primarily to the issuance of 2,199,930 shares of Series A Common Stock and 920,000 shares of 8% Non-cumulative Convertible Preferred Stock, Series 1996, issued in connection with the Suncoast acquisition. The estimated value of the stock issued to acquire Suncoast was $27.8 million.

On December 30, 1996, the Company's subsidiary, BankUnited Capital, issued $50 million of Trust Preferred Securities (see Note 3 of the condensed notes to consolidated financial statements). The net proceeds from the sale of the Trust Preferred Securities was $48 million. These funds may be used to provide additional capital to the Bank and enables the Bank to continue its rapid expansion. As of December 31, 1996, BankUnited Financial Corporation had contributed $25 million additional capital to the Bank.

In February 1997, the holder of the Company's Series C and Series C-II classes of preferred stock exercised the right to convert both classes to Class A common stock at exchange ratios of 1.45 shares of Class A common stock for each share of Series C preferred stock and 1.32 shares of Class A common stock for each share of Series C-II preferred stock. The Company had previously exercised its right to call both classes of preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

OTS regulations require that savings institutions, such as the Bank, maintain specified levels of liquid investments in cash, United States government securities and other qualifying investments. Regulations currently in effect require the Bank to maintain liquid assets of not less than 5.0% of its net withdrawal deposit accounts plus short term borrowings, of which short term liquid assets must consist of not less than 1%. As of December 31, 1996 the Bank had liquid assets and short term liquid assets of 16.9% and 12.10%, respectively, which was in compliance with these requirements.

The Company is considering several allternative public and/or private financings that would provide the Bank with a significant increase in liquidity and Tier 1 capital to permit additional growth.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995.

NET INCOME AFTER PREFERRED STOCK DIVIDENDS

The Company had net income after preferred stock dividends of $927,000 for the three months ended December 31, 1996, compared to net income after preferred stock dividends of $375,000 for the three months ended December 31, 1995. All major categories of income and expense increased significantly in the three months ended December 31, 1996 as compared to the three months ended December 31, 1995 and reflect the significant growth the Company has experienced in the last year. A significant factor in such growth was the acquisition of Suncoast, which was completed on November 15, 1996. The Company's Consolidated Statement of Operations for the three months ended December 31, 1996 reflects the Suncoast operations from the date of acquisition forward. Below is a more detailed discussion of each major category of income and expenses.

NET INTEREST INCOME

Net interest income increased $3.6 million, or 100.8%, to $7.1 million for the three months ended December 31, 1996 from $3.5 million for the three months ended December 31, 1995. This increase is attributable to an expansion of the net interest rate spread of 56 basis points, to 2.60% for the three months ended December 31, 1996 from 2.04% for the three months ended December 31, 1995 and an increase in average interest-earning assets of $396.0 million, or 65.7%, to $998.3 million for the three months ended December 31, 1996 from $602.3 million for the three months ended December 31, 1995, offset by an increase in average interest-bearing liabilities of $384.6 million, or 68.7%, to $944.6 million for the three months ended December 31, 1996 from $560.0 million for the three months ended December 31, 1995. Approximately $200 million of the increase in average earning assets for the three months ended December 31, 1996 is a result of the acquisition of Suncoast. The remaining increase in average earning assets is due primarily to loan purchases. The average yield on interest-earning assets increased 27 basis points to 7.78% for the three months ended December 31, 1996 from 7.51% for the three months ended December 31, 1995. The increase in average yield is attributable to an increase in the yield on loans receivable relating primarily to commercial real estate and construction loans acquired with Suncoast. Suncoast had a greater percentage of higher yielding commercial real estate and construction loans than BankUnited.

The increase in interest income of $8.2 million, or 72.1%, to $19.5 million for the three months ended December 31, 1996 from $11.3 million for the three months ended December 31, 1995, reflects increases in interest and fees on loans of $7.9 million. The average yield on loans receivable increased to 7.97% for the three months ended December 31, 1996 from 7.66% for the three months ended December 31, 1995 and the average balance of loans receivable increased $372.7 million, or 81.5%, to $830.2 million for the three months ended December 31, 1996. Approximately $180 million of the increase in loans is due to the acquisition of Suncoast and, as stated above, the increase in the yield on loans is also attributed to Suncoast.

The increase in interest expense of $4.6 million, or 59.1%, to $12.4 million for the three months ended December 31, 1996 from $7.8 million for the three months ended December 31, 1995 primarily reflects an increase in interest expense on interest bearing deposits of $4.7 million, or 110%, from $4.2 million for the three months ended December 31, 1995, to $8.9 million for the three months ended December 31, 1996. This increase is due to an increase in average interest bearing deposits of $376 million, or 116%, from $323 million for the three months ended December 31, 1995 to $699 million for the three months ended December 31, 1996. Approximately $150 million of this increase represents deposits acquired with Suncoast. The average rate paid on interest bearing deposits declined 13 basis points from 5.17% for the three months ended December 31, 1995 to 5.04% for the three months ended December 31, 1996. The decline in the average rate paid on interest bearing deposits is due to a decline in the average rate paid on certificates of deposits from 5.69% to 5.51%.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the three months ended December 31, 1996 was $250,000 as compared with a credit for loan losses of $300,000 for the three months ended December 31, 1995. The credit in 1995 was due to a recovery of approximately $1 million as a result of a legal settlement relating to certain loans previously purchased. The provision (credit) for loan losses represents management's estimate of the charge to operations after reviewing the nature, volume, delinquency status, and inherent risk in the loan portfolio in relation to the allowance for loan losses.

NON-INTEREST INCOME

Non-interest income for the three months ended December 31, 1996 was $600,000 compared with $158,000 for the three months ended December 31, 1995, an increase of $442,000. Of this increase, $262,000 represents loan servicing fees (net of amortization of capitalized servicing rights) acquired with Suncoast. The remaining increase is primarily attributable to service fees on deposits reflecting the increase in the amount of deposits outstanding.

NON-INTEREST EXPENSES

Operating expenses increased $2.3 million, or 91.2%, to $4.8 million for the three months ended December 31, 1996 compared to $2.5 million for the three months ended December 31, 1995. The increase in expenses is attributable to the growth the Company has experienced and includes the expenses of Suncoast after November 15, 1996.

INCOME TAXES

The income tax provision was $1.0 million for the three months ended December 31, 1996, compared to $557,000 for the three months ended December 31, 1995. The increase in income taxes is the result of the Company's higher pre-tax earnings during the three months ended December 31, 1996, compared to the three months ended December 31, 1995.

PREFERRED STOCK DIVIDENDS

Preferred stock dividends for the three months ended December 31, 1996 were $672,000 an increase of $136,000, or 25.4%, as compared to $536,000 for the three months ended December 31, 1995. This increase is the result of dividends paid on the 8% Noncumulative Convertible Preferred Stock, Series 1996 issued in connection with the acquisition of Suncoast.

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

                                                                THREE MONTHS ENDED DECEMBER 31,
                                          ------------------------------------------------------------------------
                                                         1996                                   1995
                                          ---------------------------------      ---------------------------------
                                          AVERAGE                                AVERAGE
                                          BALANCE      INTEREST  YIELD/RATE      BALANCE      INTEREST  YIELD/RATE
                                          --------     --------  ----------      --------     --------  ----------
                                                                   (Dollars in thousands)
Interest-earning assets:
  Loans receivable, net                   $830,157     $16,616    7.97%          $457,493      $ 8,766    7.66%
  Mortgage-backed securities                78,721       1,309    6.65             52,344          889    6.79
  Short-term investments (1)                33,021         467    5.53             39,719          603    5.94
  Tax certificates                          36,681         756    8.24             35,876          762    8.49
  Long-term investments and
    FHLB stock, net                         19,736         343    6.89             16,907          304    7.08
                                          --------     -------    ----           --------     --------    ----
        Total interest-earning assets      998,316      19,491    7.78            602,339       11,324    7.51
                                          --------     -------    ----           --------     --------    ----
Interest-bearing liabilities:
  NOW/money market                          73,103         413    2.24             25,086          126    1.99
  Savings                                  106,209       1,254    4.68             52,450          575    4.35
  Certificates of deposit                  519,785       7,215    5.51            245,711        3,522    5.69
  FHLB advances and other
    borrowings                             245,520       3,505    5.59            236.775        3,563    5.86
                                          --------     -------    ----           --------     --------    ----
        Total interest-bearing
            liabilities                    944,617      12,387    5.18            560,022        7,786    5.47
                                          --------     -------    ----           --------     --------    ----

Excess of interest-earning assets
   over interest-bearing liabilities      $ 53,699                               $ 42.317
                                          ========                               ========

Net interest income                                    $ 7,104                                $  3,538
                                                       =======                                ========
Interest rate spread                                              2.60%                                   2.04%
                                                                  =====                                   =====
Net interest margin                                               2.87%                                   2.41%
                                                                  =====                                   =====
Ratio of interest-earning assets to
 interest-bearing liabilities              105.68%                                107.56%
                                          ========                               ========

--------
(1) Short-term investments include FHLB overnight deposits, securities purchased under agreements to resell, federal funds sold and certificates of deposit.

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

                                                               THREE MONTHS ENDED DECEMBER 31,
                                              --------------------------------------------------------------
                                                                        1996 VS. 1995
                                              --------------------------------------------------------------
                                                                 INCREASE (DECREASE) DUE TO
                                              --------------------------------------------------------------
                                              CHANGES            CHANGES           CHANGES           TOTAL
                                                IN                 IN                IN            INCREASE/
                                              VOLUME              RATE           RATE/VOLUME      (DECREASE)
                                              -------            -------         -----------      ----------
                                                                   (Dollars in thousands)
Interest income attributable to:
  Loans                                       $ 7,673             $ 143           $   34           $ 7,850
  Mortgage-backed securities                      448               (19)              (9)              420
  Short-term investments (1)                     (102)              (41)               7              (136)
  Tax certificates                                 17               (22)              (1)               (6)
  Long-term investments and FHLB
     stock                                         48                (6)              (3)               39
                                              -------             -----           ------           -------
       Total interest-earning assets            8,084                55               28             8,167
                                              -------             -----           ------           -------
Interest expense attributable to:
    NOW/money market                              241                16               30               287
    Savings                                       590                44               45               679
    Certificates of deposit                     3,928              (111)            (124)            3,693
    FHLB advances and other
      borrowings                                  131              (182)              (7)              (58)
                                              -------             -----           ------           -------
       Total interest-bearing liabilities       4,890              (233)             (56)            4,601
                                              -------             -----           ------           -------
Increase in net interest income               $ 3,194             $ 288           $   84           $ 3,566
                                              =======             =====           ======           =======

------------
(1) Short-term investments include FHLB overnight deposits, securities purchased under agreements to resell, federal funds sold and certificates of deposit.

                           PART II - OTHER INFORMATION

ITEM 2.          CHANGES IN SECURITIES

                 On November 15, 1996, the Company acquired Suncoast Savings and Loan Association, FSA which was merged with its wholly owned bank subsidiary, BankUnited, FSB. In connection with the acquisition, the Company issued 2,199,930 shares of Class A Common Stock and 920,000 shares of 8% Non-cumulative Convertible Preferred Stock, Series 1996. (See Note 4 of Condensed Notes to Consolidated Financial Statements)

                 On December 30, 1996, the Company's subsidiary, BankUnited Capital, a trust created under the laws of the state of Delaware, sold through private placement, $50 million of redeemable trust preferred securities. The trust preferred securities were offered by Friedman, Billings, Ramsey & Co., Inc., and Raymond James & Associates, Inc., as compensation for arranging such sales, an amount of $30.00 per preferred security ($1.5 million in aggregate) was paid. The preferred securities were offered and sold only to qualified institutional buyers ("Qualified Institutional Buyers") as defined under Rule 144A under the Securities Act and other "accredited investors" (as defined in Rule 501 under the Securities Act) ("Accredited Investors") in a private sale exempt from the registration requirements of the Securities Act. (See Note 3 of Condensed Notes to Consolidated Financial Statements)

ITEM 5.          OTHER INFORMATION

                 None

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

                 (a)      Exhibits.

                                     11  Calculation of Earnings Per Share.
                                   27.1  Financial Data Schedule

                 (b)      Reports on Form 8-K.

                          The Company filed a current report on Form 8-K dated December 2, 1996 under item 2 and 7 thereof reporting BankUnited Financial Corporation's acquisition of Suncoast Savings and Loan Association, FSA.

                          The Company filed a current report on Form 8-K dated January 8, 1997 reporting the Company's subsidiary, BankUnited Capital, a trust created under the laws of Delaware, sold through private placement, $50 million of redeemable trust preferred securities.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                      BANKUNITED FINANCIAL CORPORATION

Date:   February 14, 1997             By: /s/ SAMUEL A. MILNE
                                          --------------------------------------
                                          Samuel A. Milne
                                          Executive Vice President
                                          and Chief Financial Officer

                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
                Form 10-Q for the Quarter Ended December 31, 1996

                                INDEX TO EXHIBITS

EXHIBIT NO.
-----------
  11            Calculation of Earnings Per Share

  27.1          Financial Data schedule