Form 10-Q
period 1997-03-31
BANKUNITED FINANCIAL CORP
filed 1997-05-15
CIK 894490

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       or

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-21850

                        BANKUNITED FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

                    FLORIDA                                   65-0377773
         (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                  Identification Number)

                     255 ALHAMBRA CIRCLE, CORAL GABLES 33134
               (Address of principal executive offices) (Zip Code)

                                 (305) 569-2000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The number of shares outstanding of the registrant's common stock at the close of business on May 12, 1997 was 8,565,704 shares of Class A Common Stock, $.01 par value, and 275,685 shares of Class B Common Stock, $.01 par value.

                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

              Form 10-Q Report for the Quarter Ended March 31, 1997

                                      INDEX

                                                                                     PAGE NO.

PART I - FINANCIAL INFORMATION

         Item 1.       FINANCIAL STATEMENTS

                       Consolidated Statements of Financial Condition as of
                       March 31, 1997 (unaudited) and September 30, 1996                3

                       Consolidated Statements of Operations (unaudited)              4-5
                       for the Three and Six Months ended March 31, 1997 and
                       March 31, 1996

                       Consolidated Statements of Cash Flows (unaudited)
                       for the Six Months Ended March 31, 1997 and
                       March 31, 1996                                                   6

                       Condensed Notes to Consolidated Financial
                       Statements (unaudited)                                           7

         Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    9


PART II - OTHER INFORMATION

         Item 2.       CHANGES IN SECURITIES                                           22

         Item 4.       SOLICITATION OF CONSENTS                                        22

         Item 5.       OTHER INFORMATION                                               22

         Item 6.       EXHIBITS AND REPORTS ON FORM 8-K                                23

                                        2


                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                               March  31,              September  30,
                                                                                 1997                      1996
-------------------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)
                                                                         (Dollars in thousands, except per share amounts)

ASSETS
Cash and due from banks                                                        $  20,598                $   5,483
Federal funds sold and Federal Home Loan Bank overnight deposits                   5,980                   28,653
Tax certificates  (net of reserves of $658 at March 31,1997
 and $614 at September 30, 1996)                                                  26,799                   40,088
Investments held to maturity (market value of approximately $5,011 at
 March 31, 1997 and $11 at September 30, 1996)                                     5,011                       11
Investments, available for sale, at market                                         6,881                    6,685
Mortgage-backed securities, held to maturity, (market
  value of approximately $12,904 at March 31, 1997
  and $14,274 at September 30, 1996)                                              13,155                   14,698
Mortgage-backed securities available for sale, at market                         100,219                   55,467
Loans receivable, net                                                          1,205,807                  646,385
Other interest earning assets                                                     11,246                   12,225
Office properties and equipment, net                                               9,554                    2,608
Accrued interest receivable                                                       12,200                    7,023
Mortgage servicing rights                                                          4,397                       --
Goodwill                                                                          12,727                    2,457
Prepaid expenses and other assets                                                 18,587                    2,577
                                                                               ---------                ---------
       Total assets                                                           $1,453,161                 $824,360
                                                                               ==========               =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits                                                                      $1,011,475                 $506,106
Advances from Federal Home Loan Bank                                             251,484                  237,000
Subordinated notes                                                                   775                      775
Accrued expenses and other liabilities                                            20,524                   11,368
                                                                               ---------                ---------
       Total liabilities                                                       1,284,258                  755,249
                                                                               ---------                ---------
Company Obligated Mandatorily Redeemable Preferred Securities of
 Subsidiary Trust Holding Solely Junior Subordinated Deferrable Interest
 Debentures of the Company                                                        70,000                       --
                                                                               ---------                ---------
STOCKHOLDERS' EQUITY:
Preferred stock, Series B,C,C-II, 1993, 1996 and 9%, $.01 par value. Authorized shares - 10,000,000; issued and outstanding shares - 2,998,688 at March 31,
 1997 and 2,664,547 at September 30, 1996                                             30                       27
 Class A Common Stock, $.01 par value.  Authorized shares
 30,000,000; issued and outstanding shares - 8,571,246
 at March 31, 1997 and 5,454,201 at September 30, 1996                                85                       54
 Class B Common Stock, $.01 par value.  Authorized shares
 3,000,000; issued and outstanding shares - 275,938 at
 March 31, 1997 and 251,515 at September 30, 1996                                      3                        3
 Additional paid-in capital                                                       90,608                   62,055
 Retained earnings                                                                 9,272                    7,279
 Net unrealized losses on securities available for sale,  net of tax              (1,095)                    (307)
                                                                               ----------               ----------
      Total stockholders' equity                                                  98,903                   69,111
                                                                               ---------                ---------
      Total liabilities and stockholders' equity                                $1,453,161               $824,360
                                                                               ===========              =========


SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                                         1997       1996
                                                                                           (In thousands, except earnings per share)

Interest income:

 Interest and fees on loans                                                                          $ 21,062   $  9,432
 Interest on mortgage-backed securities                                                                 1,551        898
 Interest on short-term investments                                                                       667        846
 Interest and dividends on long-term investments
  and other earning assets                                                                                925        826
                                                                                                     --------   --------
   Total interest income                                                                               24,205     12,002
                                                                                                     --------   --------

Interest expense:

 Interest on deposits                                                                                  11,887      4,809
 Interest on borrowings                                                                                 2,967      3,435
                                                                                                     --------   --------
   Total interest expense                                                                              14,854      8,244
                                                                                                     --------   --------

   Net interest income before provision for loan losses                                                 9,351      3,758
   Provision for loan losses                                                                              165       --
                                                                                                     --------   --------

   Net interest income after provision for loan losses                                                  9,186      3,758
                                                                                                     --------   --------

Non-interest income:

 Service fees, net                                                                                        874        130
 Other                                                                                                    127         (1)
                                                                                                     --------   --------
   Total non-interest income                                                                            1,001        129
                                                                                                     --------   --------
Non-interest expenses:
   Employee compensation and benefits                                                                   2,521      1,056
   Occupancy and equipment                                                                                729        423
   Insurance                                                                                              110        243
   Professional fees - legal and accounting                                                               320        231
   Preferred dividends of Trust Subsidiary                                                              1,327       --
   Other operating expenses                                                                             2,094        811
                                                                                                     --------   --------
        Total non-interest expenses                                                                     7,101      2,764
                                                                                                     --------   --------

   Income before income taxes and preferred stock dividends                                             3,086      1,123
Income taxes                                                                                            1,243        430
                                                                                                     --------   --------
   Net income before preferred stock dividends                                                          1,843        693
Preferred stock dividends of the Company                                                                  777        536
                                                                                                     --------   --------
   Net income after preferred stock dividends                                                        $  1,066   $    157
                                                                                                     ========   ========

Earnings Per Share

   Primary                                                                                           $   0.12   $   0.04
                                                                                                     ========   ========
   Fully-diluted                                                                                     $   0.12   $   0.04
                                                                                                     ========   ========

Weighted average number of common share equivalents assumed outstanding during the period:
 Primary                                                                                                8,869      3,676
                                                                                                     ========   ========
 Fully diluted                                                                                          8,901      3,717
                                                                                                     ========   ========

SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                      SIX MONTHS ENDED MARCH 31,
                                                                           1997       1996
                                                               (In thousands, except earnings per share)
Interest income:
 Interest and fees on loans                                            $ 37,678   $ 18,198
 Interest on mortgage-backed securities                                   2,860      1,787
 Interest on short-term investments                                       1,134      1,449
 Interest and dividends on long-term investments
  and other earning assets                                                2,024      1,892
                                                                       --------   --------
   Total interest income                                                 43,696     23,326
                                                                       --------   --------
Interest expense:
 Interest on deposits                                                    20,769      9,032
 Interest on borrowings                                                   6,472      6,998
                                                                       --------   --------
   Total interest expense                                                27,241     16,030
                                                                       --------   --------

   Net interest income before provision (credit) for loan losses         16,455      7,296
   Provision (credit) for loan losses                                       415       (300)
                                                                       --------   --------

   Net interest income after provision (credit) for loan losses          16,040      7,596
                                                                       --------   --------

Non-interest income:
 Service fees, net                                                        1,449        281
 Other                                                                      152          6
                                                                       --------   --------
   Total non-interest income                                              1,601        287
                                                                       --------   --------

Non-interest expenses:
   Employee compensation and benefits                                     4,436      2,023
   Occupancy and equipment                                                1,615        786
   Insurance                                                                471        469
   Professional fees - legal and accounting                                 542        477
   Preferred dividends of Trust Subsidiary                                1,355       --
   Other operating expenses                                               3,515      1,537
                                                                       --------   --------
        Total non-interest expenses                                      11,934      5,292
                                                                       --------   --------

   Income before income taxes and preferred stock dividends               5,707      2,591
Income taxes                                                              2,265        987
                                                                       --------   --------
   Net income before preferred stock dividends                            3,442      1,604
Preferred stock dividends of the Company                                  1,449      1,072
                                                                       --------   --------
   Net income after preferred stock dividends                          $  1,993   $    532
                                                                       ========   ========

Earnings Per Share
   Primary                                                             $   0.25   $   0.18
                                                                       ========   ========
   Fully-diluted                                                       $   0.25   $   0.18
                                                                       ========   ========
Weighted average number of common share equivalents
 assumed outstanding during the period:
 Primary                                                                  7,952      3,022
                                                                       ========   ========
 Fully diluted                                                            8,674      3,035
                                                                       ========   ========


SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                  SIX MONTHS ENDED MARCH 31,
                                                                               1997                       1996
                                                                                    (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                                                   $ 3,442                    $1,604
 Adjustments to reconcile net income to net cash used in
   operating activities:

   Provision (credit) for loan losses                                             415                      (300)
   Provision for losses on tax certificates                                        45                        76
   Depreciation and amortization                                                  546                       265
   Amortization of discounts and premiums on investments                           14                         4
   Amortization of discounts and premiums on mortgage-backed securities            95                        64
   Amortization of discounts and premiums on loans                                (46)                   (1,909)
   Loans originated for sale                                                   (5,193)                   (3,213)
   Increase in accrued interest receivable                                     (2,224)                   (1,096)
   (Decrease) increase in interest payable on deposits and FHLB advances       (1,345)                      142
   Increase in accrued expenses                                                 1,662                       612
   Increase (decrease) in accrued taxes                                           231                    (3,350)
   Decrease in deferred taxes                                                    (632)                     (469)
   Decrease in other liabilities                                              (23,033)                     (553)
   Decrease (increase) in prepaid expenses and other assets                     2,588                      (975)
   Proceeds from sale of loans                                                  5,971                     3,432
   Recovery on loans                                                               19                       941
   Loss (gain) on sales of loans                                                   11                        (3)
   Loss (gain) on sales of real estate owned                                      373                       (57)
   Loss on sale of other assets                                                    --                         7
                                                                              -------                  --------
    Net cash used in operating activities                                     (17,061)                   (4,778)
                                                                              --------                 ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans                                                        (220,838)                  (98,847)
Proceeds from sale of real estate owned                                         1,252                     1,114
Purchase of other earning assets                                               (4,947)                     (400)
Purchase of investment securities                                              (5,844)                   (1,511)
Purchase of mortgage-backed securities                                        (33,768)                  (12,087)
Proceeds from repayments of mortgage-backed securities                          7,861                     4,046
Proceeds from repayments of other earning assets                                9,176                       750
Proceeds from repayments of investment securities                                 651                     4,675
Purchases of premises and equipment                                              (725)                     (340)
Net decrease in tax certificates                                               13,245                    13,983
Purchase of Bank of Florida, net of acquired cash equivalents                      --                     1,521
Purchase of Suncoast's cash equivalents                                        32,803                        --
                                                                              -------                  ----------
    Net cash used in investing activities                                    (201,134)                  (87,096)
                                                                              ---------                 --------
 CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase in deposits                                                      181,632                    86,206
Net decrease in other borrowings                                              (37,016)                   (2,000)
Net proceeds from issuance of preferred stock                                       3                        --
Net proceeds from issuance of common stock                                        771                    23,187
Net proceeds from issuance of trust preferred securities                       67,426                        --
Dividends paid on the Company's preferred stock                                (1,449)                   (1,072)
Decrease in advances from borrowers for taxes and insurance                      (730)                   (2,060)
                                                                              --------                 ----------
   Net cash provided by financing activities                                  210,637                   104,261
                                                                              --------                  -------
Increase in cash and cash equivalents                                          (7,558)                   12,387
Cash and cash equivalents at beginning of period                               34,136                    34,730
                                                                              -------                  --------
Cash and cash equivalents at end of period                                    $26,578                  $ 47,117
                                                                              =======                  ========
SUPPLEMENTAL DISCLOSURES:

Transfer from loans to real estate owned                                      $ 1,633                  $    610
                                                                              =======                  ========
Transfers from real estate owned to loans                                     $    --                  $    184
                                                                              =======                  ========
Transfers of mortgage-backed securities from held-to-maturity to
 available for sale                                                           $   --                   $ 31,780
                                                                              =======                  ========

SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.      BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles ("GAAP"). However, all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial statements of BankUnited Financial Corporation and its subsidiaries (the "Company") have been included. Operating results for the three and six month periods ended March 31, 1997 are not necessarily indicative of the results which may be expected for the year ending September 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended September 30, 1996.

2.      REGULATORY CAPITAL

The Office of Thrift Supervision ("OTS") requires that BankUnited, FSB (the "Bank") meet minimum regulatory tangible, core and risk-based capital requirements. Currently, the Bank exceeds all regulatory capital requirements. The Bank's required, actual and excess regulatory capital levels as of March 31, 1997 were as follows:

                                   REQUIRED                         ACTUAL                         EXCESS
                            -----------------              ----------------------         ---------------------
                                         % OF                            % OF                            % OF
                            AMOUNT      ASSETS              AMOUNT      ASSETS              AMOUNT      ASSETS
                            ------      ------              ------      ------              ------      ------
                                                            (Dollars in Thousands)

Tangible Capital            $  21,377     1.5%             $ 119,618       8.4%            $  98,241       6.9%
Core Capital                $  42,755     3.0%             $ 119,618       8.4%            $  76,863       5.4%
Risk-Based Capital          $  74,130     8.0%             $ 123,601      13.3%            $  49,471       5.3%

3. COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES OF THE COMPANY

On December 30, 1996, a newly formed trust subsidiary created under the laws of Delaware, BankUnited Capital, issued $50 million of 10 1/4% Trust Preferred Securities, Series A (the "Trust Preferred Securities") and $2 million of common securities. The common securities are wholly owned by the Company. In connection with this transaction, BankUnited Capital simultaneously purchased $52 million of 10-1/4% Junior Subordinated Deferrable Interest Debentures, Series A issued by BankUnited Financial Corporation with terms similar to the Trust Preferred Securities.

On March 24, 1997, BankUnited Capital issued an additional $20 million of Trust Preferred Securities and $800,000 of common securities, which common securities are also wholly owned by the Company. BankUnited Capital simultaneously purchased an additional $20.8 million of 10 1/4% Junior Subordinated Deferrable Interest Debentures, Series A issued by BankUnited Financial Corporation.

These securities mature December 31, 2026 and pay a preferential cumulative cash distribution at an annual rate of 10 1/4%. The Company and BankUnited Capital have the right to defer payment of interest for up to 5 years. BankUnited Financial Corporation has guaranteed all of the obligations of the Trust Preferred Securities subject to certain limitations.

4. ACQUISITION

On November 15, 1996, the Company acquired Suncoast Savings & Loan Association, FSA ("Suncoast"). The Company issued one share of its Class A Common Stock for each share of Suncoast common stock of which 2,199,930 were outstanding and one share of newly created 8% noncumulative convertible preferred stock, Series 1996, for each share of Suncoast preferred stock of which 920,000 shares were outstanding. The newly created 8% noncumulative convertible preferred stock, Series 1996, has substantially the same terms and conditions as the Suncoast preferred stock. The cost of the acquisition, which was accounted for as a purchase, was $27.8 million, representing the fair value of the consideration given to the Suncoast common and preferred stockholders as well as the holders of Suncoast's options and warrants holders. In addition, the Company incurred approximately $1.3 million of costs directly related to the merger. At the date of the acquisition, the fair value of the assets acquired (including goodwill of approximately $10.4 million to be amortized over a period of 25 years) and liabilities assumed totaled approximately $436 million and $408 million, respectively.

The unaudited proforma combined condensed statements of operations for the three and six month periods ended March 31, 1997 and 1996 assumes the acquisition had occurred as of the beginning of the period presented and, after giving effect to certain proforma adjustments, are as follows:

Proforma combined condensed Statement of Operations (in thousands except per share data):

                                         Three Months Ended March 31,               Six Months Ended March 31,
                                                    (Unaudited)                               (Unaudited)

                                               1997             1996                       1997           1996
                                            ---------        ----------                 ---------        ------
Interest Income                              $ 24,205          $ 19,185                   $47,564        $37,413
Interest expense                               14,854            12,648                    29,549         24,619
Provision (credit) for loan losses                165                69                       521           (109)
Non-interest income                             1,001             1,833                     2,255          3,425
Non-interest expense                            7,101             6,770                    13,746         13,322
Income tax provision                            1,243               616                     2,398          1,204
Net income before preferred
       stock dividends                          1,843               915                     3,605          1,802
Preferred stock dividends                         777               812                     1,587          1,624
                                             ---------         --------                  --------         ------
Net income after preferred
       stock dividends                       $  1,066          $    103                  $  2,018         $  178
                                             ========          ========                  ========         ======
Earnings per share

  Primary                                   $    0.12          $   0.02                 $    0.22         $ 0.03
  Fully-diluted                             $    0.12          $   0.02                 $    0.22         $ 0.03

5.       NEW ACCOUNTING PRONOUNCEMENTS

In June 1996, the Financial Accounting Standards Board ("FASB") issued
Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and in December 1996, the FASB issued a related Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB No. 125" (collectively "Statement No. 125"). Statement No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on a financial components approach that focuses on control. Portions of Statement No. 125 were effective for transactions entered into after December 31, 1996 with the remaining portions effective for transactions entered into after December 31, 1997. The impact of adopting Statement No. 125 has not been nor is it currently expected to be material to the Company's financial position or the results of operations.

In February 1997, FASB issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("Statement No. 128"). Statement No. 128 specifies the computation, presentation and disclosure requirements for earnings per share. It replaces primary earnings per share and fully diluted earnings per share with basic earnings per share and diluted earnings per share and is effective for reporting periods ending after December 15, 1997. For the Company, the computation for basic earnings per share is similar to primary earnings per share except stock options are not considered when computing basic earnings per share. Also, for the Company, diluted earnings per share and fully diluted earnings per share are similar.

In February 1997, the FASB issued Statement of Financial Accounting Standards
   No. 129 "Disclosure of Information about Capital Structure" ("Statement No. 129"). Statement No. 129 continues previous requirements to disclose certain information about an entity's capital structure. The Company currently complies with the disclosure requirements of Statement No. 129.

6.       CONTINGENCIES

The Company is a party to certain claims and litigation arising in the ordinary course of business. In the opinion of management, the resolution of such claims and litigation will not materially affect the Company's consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents a review of the consolidated operating results and financial condition of the Company for the three and six month periods ended March 31, 1997 and 1996. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-K/A for the year ended September 30, 1996.

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM SEPTEMBER 30, 1996 TO MARCH 31, 1997.

ASSETS

Total assets increased by $626 million, or 76.0%, from $824 million at September 30, 1996, to $1.45 billion at March 31, 1997, due primarily to the acquisition of Suncoast Savings and Loan Association, FSA

("Suncoast") on November 15, 1996 and internally generated growth. On the date of the acquisition, Suncoast had total assets of $435.7 million.

Cash and due from banks increased $15.1 million from $5.5 million as of September 30, 1996 to $20.6 million at March 31, 1997. This increase is primarily due to additional cash requirements as a result of the acquisition of Suncoast's mortgage loan servicing operations.

The Company's short-term investments, consisting of Federal Home Loan Bank ("FHLB") overnight deposits and federal funds sold, decreased by $22.6 million, or 79.0%, to $6.0 million at March 31, 1997, from $28.6 million at September 30, 1996. This decrease is due primarily to investing in loans receivable.

Mortgage-backed securities available for sale increased $44.7 million or 80.5% from $55.5 million at September 30, 1996 to $100.2 million at March 31, 1997, due primarily to $18.7 million of mortgage-backed securities acquired with Suncoast and the purchase of $33.8 million mortgage backed securities. All mortgage backed-securities acquired with Suncoast as well as all mortgage backed-securities purchased in the six months ended March 31, 1997 have been classified as available for sale.

The Company's net loan portfolio increased by $553.6 million, or 85.6%, to $1.2 billion at March 31, 1997, from $646.4 million at September 30, 1996, primarily due to the acquisition of $360.1 million of loans with Suncoast and the purchase of $242.8 million of residential loans.

The increase in mortgage servicing rights, goodwill, prepaid expenses and other assets totaling $30.7 million relates to the acquisition of Suncoast. In the second quarter, the Company sold $292 million of GNMA mortgage servicing rights for $4.7 million. No gain or loss was recorded on the sale.

Non-performing assets as of March 31, 1997 were $11.5 million which represents an increase of $3.7 million or 47.4% from $7.8 million as of September 30, 1996. Non-performing assets as a percentage of total assets declined 16 basis points from .95% as of September 30, 1996 to .79% as of March 31, 1997. $2.4 million of non-performing assets were acquired with Suncoast.

The allowance for loan losses increased $733,000 from $2.2 million as of September 30, 1996 to $2.9 million as of March 31, 1997. The increase was attributable primarily to the allowance acquired from Suncoast of $775,000.

The following table sets forth information concerning the Company's non-performing assets for the periods indicated.

                                                                           March 31,           September 30,
                                                                            1997                     1996
                                                                              (Dollars in thousands)
Non-accrual loans (1)                                                     $7,673                    $4,939
Restructured loans                                                         1,686                     1,457
Loans past due 90 days and still accruing                                    581                        --
                                                                         -------                    ------
         Total non-performing loans                                        9,910                     6,396
Non-accrual tax certificates                                                 761                       800
REO                                                                          816                       632
                                                                         -------                    ------
         Total non-performing assets                                     $11,487                    $7,828
                                                                         =======                    ======

Allowance for tax certificates                                           $   658                    $  614
Allowance for loan losses                                                  2,875                     2,158
                                                                         -------                    ------
         Total allowance                                                  $3,533                    $2,772
                                                                          ======                    ======

Non-performing assets as a percentage of
   total assets                                                              .79%                      .95%
Non-performing loans as a percentage of
   total loans                                                               .82%                      .99%
Allowance for loan losses as a percentage of
   total loans                                                               .24%                      .34%
Allowance for loan losses as a percentage of
   non-performing loans                                                    29.01%                    33.74%

-----------
(1) In addition, management had concerns as to the borrower's ability to comply with present repayment terms on $1,794,390 and $109,000 of accruing loans as of March 31, 1997 and September 30, 1996, respectively. A substantial portion of this increase is due to one commercial real estate loan with a balance of $1,257,643 which, although now current, had in the past become 90 days past due. The loan to value ratio on the loan is approximately 70%.

LIABILITIES

Deposits increased by $505.4 million, or 99.8%, to $1.0 billion at March 31, 1997 from $506.1 million at September 30, 1996. Of this growth, $323.7 million was acquired with Suncoast; $39.8 million of the increase represents growth in former Suncoast branches since acquisition; $76.0 million represents growth in the three branches opened in the 18 last months; and $22.0 million represents deposits from the State of Florida. Management believes this strong deposit growth is primarily attributable to the Company offering competitive interest rates and personalized service. The Company intends to open 6 or more branches in the next 12 months.

FHLB advances were $251.5 million at March 31, 1997, up $14.5 million from $237.0 million at September 30, 1996. This increase was the result of FHLB advances assumed by BankUnited in connection with the acquisition of Suncoast.

CAPITAL

The Company's total stockholders' equity was $98.9 million at March 31, 1997, an increase of $29.8 million, or 43.1%, from $69.1 million at September 30, 1996. The increase is due primarily to the issuance of 2,199,930 shares of Class A Common Stock and 920,000 shares of 8% Noncumulative Convertible Preferred Stock, Series 1996, issued in connection with the Suncoast acquisition. The estimated value of the stock issued to acquire Suncoast was $27.8 million.

In December 1996, the Company's subsidiary, BankUnited Capital, issued $50 million of Trust Preferred Securities and in March 1997, BankUnited Capital issued an additional $20 million of Trust Preferred Securities. (See Note 3 of the condensed notes to consolidated financial statements). The net proceeds from the sales of the Trust Preferred Securities were $67.4 million. These funds may be used to provide additional capital to the Bank and enable the Bank to continue its expansion. In the six months ended March 31, 1997, BankUnited Financial Corporation contributed $40 million additional capital to the Bank.

In February 1997, the holder of the Company's Series C and Series C-II classes of preferred stock exercised the right to convert both classes to Class A common stock at exchange ratios of 1.45475 shares of Class A common stock for each share of Series C preferred stock and 1.3225 shares of Class A common stock for each share of Series C-II preferred stock. The Company had previously exercised its right to call both classes of preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

OTS regulations require that savings institutions, such as the Bank, maintain specified levels of liquid investments in cash, United States government securities and other qualifying investments. Regulations currently in effect require the Bank to maintain liquid assets of not less than 5.0% of its net withdrawal deposit accounts plus short term borrowings, of which short term liquid assets must consist of not less than 1%. As of March 31, 1997, the Bank had liquid assets and short term liquid assets of 6.2% and 2.4%, respectively, which was in compliance with these requirements.

The Company is exploring several alternative financings that would provide the Bank with a significant increase in liquidity and capital to permit additional growth. There is no assurance that these financings will be available on terms acceptable to the Company.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996.

NET INCOME AFTER PREFERRED STOCK DIVIDENDS

The Company had net income after preferred stock dividends of $1,066,000 for the three months ended March 31, 1997, compared to net income after preferred stock dividends of $157,000 for the three months ended March 31, 1996. All major categories of income and expense increased significantly in the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 and reflect the significant growth the Company has experienced in the last year. A significant factor in such growth was the acquisition of Suncoast, which was completed on November 15, 1996 and the operations of which are included in the Company's Consolidated Statement of Operations for the three months ended March 31, 1997. Below is a more detailed discussion of each major category of income and expenses.

NET INTEREST INCOME

Net interest income increased $5.6 million, or 148.8%, to $9.4 million for the three months ended March 31, 1997 from $3.8 million for the three months ended March 31, 1996. This increase is attributable to an expansion of the net interest rate spread of 61 basis points, to 2.52% for the three months ended March 31, 1997 from 1.91% for the three months ended March 31, 1996 and an increase in average interest-earning assets of $603.8 million, or 92.6%, to $1,256 million for the three months ended March 31, 1997 from $652.2 million for the three months ended March 31, 1996, offset by an increase in average interest-bearing liabilities of $552.7 million, or 91.4%, to $1,158 million for the three months ended March 31, 1997 from $605.0 million for the three months ended March 31, 1996. Approximately $400 million of the increase in average interest earning assets for the three months ended March 31, 1997 is a result of the acquisition of Suncoast. The remaining increase in average interest earning assets is due primarily to loan purchases. The average yield on interest-earning assets increased 36 basis points to 7.71% for the three months ended March 31, 1997 from 7.35% for the three months ended March 31, 1996. The increase in average yield is attributable to an increase in the yield on loans receivable relating primarily to commercial real estate and construction loans acquired with Suncoast. Suncoast had a greater percentage of higher yielding commercial real estate and construction loans than BankUnited.

The increase in interest income of $12.2 million, or 101.7%, to $24.2 million for the three months ended March 31, 1997 from $12.0 million for the three months ended March 31, 1996, reflects increases in interest and fees on loans of $11.6 million. The average yield on loans receivable increased to 7.94% for the three months ended March 31, 1997 from 7.61% for the three months ended March 31, 1996 and the average balance of loans receivable increased $565.9 million, or 114.1%, to $1,062 million for the three months ended March 31, 1997. Approximately $360 million of the increase in loans is due to the acquisition of Suncoast and, as stated above, the increase in the yield on loans is also attributable to Suncoast.

The increase in interest expense of $6.6 million, or 80.2%, to $14.9 million for the three months ended March 31, 1997 from $8.2 million for the three months ended March 31, 1996 primarily reflects an increase in interest expense on interest bearing deposits of $7.1 million, or 143%, from $4.8 million for the three months ended March 31, 1996, to $12 million for the three months ended March 31, 1997. This increase is due to an increase in average interest bearing deposits of $567 million, or 152%, from $373 million for the three months ended March 31, 1996 to $940 million for the three months ended March 31, 1997. Approximately $300 million of this increase represents deposits acquired with Suncoast. The average rate paid on interest bearing deposits decreased 6 basis points from 5.19% for the three months ended March 31, 1996 to 5.13 % for the three months ended March 31, 1997.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the three months ended March 31, 1997 was $165,000 as compared with no provision for loan losses for the three months ended March 31, 1996. The provision for loan losses represents management's estimate of the charge to operations after reviewing the nature, volume, delinquency status, and inherent risk in the loan portfolio in relation to the allowance for loan losses.

NON-INTEREST INCOME

Non-interest income for the three months ended March 31, 1997 was $1.0 million compared with $129,000 for the three months ended March 31, 1996, an increase of $872,000. Of this increase, $481,000 represents loan servicing fees (net of amortization of capitalized servicing rights) from operations acquired with Suncoast. The remaining increase is primarily attributable to service fees on deposits reflecting the increase in the amount of deposits outstanding. The Company also received a payment of $65,000 in connection with the late delivery by the seller of purchased residential loans.

NON-INTEREST EXPENSES

Operating expenses increased $4.3 million, or 157%, to $7.1 million for the three months ended March 31, 1997 compared to $2.8 million for the three months ended March 31, 1996. The increase in expenses is attributable to the preferred dividends of the trust subsidiary, and growth the Company has experienced including the expenses of Suncoast's operations. Preferred dividends of the trust subsidiary were $1.3 million for the three months ended March 31, 1997. There was no comparable expense in the three months ended March 31, 1996 since the preferred securities were issued in December 1996 and March 1997.

INCOME TAXES

The income tax provision was $1.2 million for the three months ended March 31, 1997 compared to $430,000 for the three months ended March 31, 1996. The increase in income taxes is the result of the Company's higher pre-tax earnings during the three months ended March 31, 1997, compared to the three months ended March 31, 1996.

PREFERRED STOCK DIVIDENDS

Preferred stock dividends for the three months ended March 31, 1997 were $777,000, an increase of $241,000, or 45.0%, as compared to $536,000 for the three months ended March 31, 1996. This increase is the result of dividends paid on the 8% Noncumulative Convertible Preferred Stock, Series 1996, issued in connection with the acquisition of Suncoast, partially offset by the conversion of the Noncumulative Convertible Preferred Stock, Series C and CII in February 1997.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND
1996.

NET INCOME AFTER PREFERRED STOCK DIVIDENDS

The Company had net income after preferred stock dividends of $1,993,000 for the six months ended March 31, 1997, compared to net income after preferred stock dividends of $532,000 for the six months ended

March 31, 1996. All major categories of income and expense increased significantly in the six months ended March 31, 1997 as compared to the six months ended March 31, 1996 and reflect the significant growth the Company has experienced in the last year. A significant factor in such growth was the acquisition of Suncoast, which was completed on November 15, 1996. The Company's Consolidated Statement of Operations for the six months ended March 31, 1997 reflects Suncoast's operations from the date of acquisition. Below is a more detailed discussion of each major category of income and expenses.

NET INTEREST INCOME

Net interest income increased $9.2 million, or 120.6%, to $16.5 million for the six months ended March 31, 1997 from $7.3 million for the six months ended March 31, 1996. This increase is attributable to an expansion of the net interest rate spread of 60 basis points, to 2.56% for the six months ended March 31, 1997 from 1.96% for the six months ended March 31, 1996 and an increase in average interest-earning assets of $498.6 million, or 79.5%, to $1,126 million for the six months ended March 31, 1997 from $627.1 million for the six months ended March 31, 1996, offset by an increase in average interest-bearing liabilities of $467.6 million, or 80.3%, to $1,050 million for the six months ended March 31, 1997 from $582.4 million for the six months ended March 31, 1996. Approximately $300 million of the increase in average interest earning assets for the six months ended March 31, 1997 is a result of the acquisition of Suncoast. The remaining increase in average interest earning assets is due primarily to loan purchases. The average yield on interest-earning assets increased 32 basis points to 7.75% for the six months ended March 31, 1997 from 7.43% for the six months ended March 31, 1996. The increase in average yield is attributable to an increase in the yield on loans receivable relating primarily to commercial real estate and construction loans acquired with Suncoast. Suncoast had a greater percentage of higher yielding commercial real estate and construction loans than BankUnited.

The increase in interest income of $20.4 million, or 87.3%, to $43.7 million for the six months ended March 31, 1997 from $23.3 million for the six months ended March 31, 1996, reflects increases in interest and fees on loans of $19.5 million. The average yield on loans receivable increased to 7.96% for the six months ended March 31, 1997 from 7.64% for the six months ended March 31, 1996 and the average balance of loans receivable increased $468.1 million, or 98.2%, to $944.8 million for the six months ended March 31, 1997. Approximately $270 million of the increase in loans is due to the acquisition of Suncoast and, as stated above, the increase in the yield on loans is also attributed to Suncoast.

The increase in interest expense of $11.2 million, or 69.9%, to $27.2 million for the six months ended March 31, 1997 from $16.0 million for the six months ended March 31, 1996 primarily reflects an increase in interest expense on interest bearing deposits of $11.7 million, or 130%, from $9.0 million for the six months ended March 31, 1996, to $20.8 million for the six months ended March 31, 1997. This increase is due to an increase in average interest bearing deposits of $470 million, or 135%, from $348 million for the six months ended March 31, 1996 to $818 million for the six months ended March 31, 1997. Approximately $275 million of this increase represents deposits acquired with Suncoast. The average rate paid on interest bearing deposits decreased 10 basis points from 5.19% for the six months ended March 31, 1996 to 5.09% for the six months ended March 31, 1997.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the six months ended March 31, 1997 was $415,000 as compared with a credit for loan losses of $300,000 for the six months ended March 31, 1996. The credit in 1996 was due to a recovery of approximately $1 million as a result of a legal settlement relating to certain loans previously purchased. The provision for loan losses represents management's estimate of the charge to operations after reviewing the nature, volume, delinquency status, and inherent risk in the loan portfolio in relation to the allowance for loan losses.

NON-INTEREST INCOME

Non-interest income for the six months ended March 31, 1997 was $1.6 million compared with $287,000 for the six months ended March 31, 1996, an increase of $1.3 million. Of this increase, $742,000 represents loan servicing fees (net of amortization of capitalized servicing rights) from operations acquired with Suncoast. The remaining increase is primarily attributable to service fees on deposits reflecting the increase in the amount of deposits outstanding. The Company also received a payment of $65,000 for the late delivery of purchased residential loans.

NON-INTEREST EXPENSES

Operating expenses increased $6.6 million, or 126%, to $11.9 million for the six months ended March 31, 1997 compared to $5.3 million for the six months ended March 31, 1996. The increase in expenses is attributable to the preferred dividends of the trust subsidiary, and the growth the Company has experienced including the expenses of Suncoast's operations. Preferred dividends of the trust subsidiary were $1.4 million for the six months ended March 31, 1997 compared with no expense in the six months ended March 31, 1996 since the preferred securities were issued in December 1996 and March 1997.

INCOME TAXES

The income tax provision was $2.3 million for the six months ended March 31, 1997 compared to $987,000 for the six months ended March 31, 1996. The increase in income taxes is the result of the Company's higher pre-tax earnings during the six months ended March 31, 1997, compared to the six months ended March 31, 1996.

PREFERRED STOCK DIVIDENDS

Preferred stock dividends for the six months ended March 31, 1997 were $1.4 million, an increase of $377,000, or 35.2%, as compared to $1.1 million for the six months ended March 31, 1996. This increase is the result of dividends paid on the 8% Noncumulative Convertible Preferred Stock, Series 1996, issued in connection with the acquisition of Suncoast, partially offset by the conversion of the Noncumulative Convertible Preferred Stock, Series C and CII in February 1997.

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


                          THREE MONTHS ENDED MARCH 31,
                                    1997 1996

                                          Average                                 Average
                                          Balance       Interest   Yield/Rate     Balance      Interest  Yield/Rate
                                                                  (Dollars in thousands)
Interest-earning assets:
  Loans receivable, net                 $1,061,931    $ 21,062    7.94%          $495,985     $  9,432      7.61%
  Mortgage-backed securities                93,024       1,551    6.67             53,046          898      6.77
  Short-term investments (1)                48,479         667    5.50             61,867          846      5.41
  Tax certificates                          29,990         541    7.22             27,908          586      8.40
  Long-term investments and
    FHLB stock, net                         22,525         384    6.94             13,349          240      7.12
                                         ---------     -------    ----           --------     --------      ----
        Total interest-earning assets    1,255,949      24,205    7.71            652,155       12,002      7.35
                                         ---------     -------    ----           --------     --------      ----

Interest-bearing liabilities:
  NOW/money market                          98,236         587    2.42             23,156          113      1.96
  Savings                                  142,819       1,595    4.53             53,246          575      4.34
  Certificates of deposit                  699,150       9,705    5.63            296,610        4,121      5.59
  FHLB advances and other
    borrowings                             217,570       2,967    5.45            232.017        3,435      5.86
                                          --------     -------    ----           --------     --------      ----
        Total interest-bearing
            liabilities                  1,157,775      14,854    5.19            605,029        8,244      5.44
                                         ---------     -------    ----            -------     --------      ----

Excess of interest-earning assets
   over interest-bearing liabilities    $   98,174                               $ 47.126
                                        ==========                               ========
Net interest income                                    $ 9,351                                $ 3,758
                                                       =======                                =======
Interest rate spread                                              2.52%                                     1.91%
                                                                  =====                                     =====
Net interest margin                                               2.93%                                     2.31%
                                                                  =====                                     =====
Ratio of interest-earning assets to
 interest-bearing liabilities              108.48%                               107.79%
                                           =======                               =======

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

                                                                     SIX MONTHS ENDED MARCH 31,
                                                          1997                                 1996
                                          Average                                 Average
                                          Balance       Interest   Yield/Rate     Balance      Interest  Yield/Rate
                                                                  (Dollars in thousands)
Interest-earning assets:
  Loans receivable, net                  $ 944,782    $ 37,678    7.96%          $476,634     $ 18,198    7.64%
  Mortgage-backed securities                85,784       2,860    6.67             52,693        1,787    6.78
  Short-term investments (1)                40,664       1,134    5.52             50,732        1,449    5.62
  Tax certificates                          33,373       1,297    7.77             31,914        1,347    8.44
  Long-term investments and
    FHLB stock, net                         21,115         727    6.90             15,139          545    7.09
                                         ---------     -------    ----           --------     --------    ----
        Total interest-earning assets    1,125,718      43,696    7.75            627,112       23,326    7.43
                                         ---------     -------    ----           --------     --------    ----

Interest-bearing liabilities:
  NOW/money market                          85,531       1,000    2.34             24,127          239    1.98
  Savings                                  124,313       2,850    4.60             52,846        1,150    4.35
  Certificates of deposit                  608,482      16,919    5.58            271,021        7,643    5.64
  FHLB advances and other
    borrowings                             231,698       6,472    5.53            234,409        6,998    5.87
                                          --------     -------    ----           --------     --------    ----
        Total interest-bearing
            liabilities                  1,050,024      27,241    5.19            582,403       16,030    5.47
                                         ---------     -------    ----            -------     --------    ----
Excess of interest-earning assets
   over interest-bearing liabilities      $ 75,694                               $ 44.709
                                          ========                               ========
Net interest income                                   $ 16,455                                 $ 7,296
                                                      ========                                 =======
Interest rate spread                                              2.56%                                   1.96%
                                                                  =====                                   =====
Net interest margin                                               2.91%                                   2.35%
                                                                  =====                                   =====
Ratio of interest-earning assets to
 interest-bearing liabilities              107.21%                               107.68%
                                           =======                               =======

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

                                                                    Three Months ended March 31,
                                                                          1997 vs. 1996
                                                                     Increase (Decrease) Due to
                                              Changes          Changes          Changes            Total
                                                 in               in               in             Increase/
                                              Volume             Rate          Rate/Volume       (Decrease)
                                                                   (Dollars in thousands)
Interest income attributable to:

  Loans                                      $ 11,058             $ 201          $   371          $ 11,630
  Mortgage-backed securities                      677               (14)             (10)              653
  Short-term investments (1)                     (181)               14              (12)             (179)
  Tax certificates                                 44               (83)              (6)              (45)
  Long-term investments and FHLB
     stock                                        159                (4)             (11)              144
                                              -------            ------           ------            ------
       Total interest-earning assets           11,757               114              332            12,203
                                               ------            ------           ------            ------

Interest expense attributable to:
    NOW/money market                              363                26               85               474
    Savings                                       959                24               37             1,020
    Certificates of deposit                     5,547                30                7             5,584
    FHLB advances and other
      borrowings                                 (213)             (237)             (18)             (468)
                                              --------           ------           ------            ------
       Total interest-bearing liabilities       6,656              (157)             111             6,610
                                               ------             -----           ------            ------
Increase in net interest income               $ 5,101             $ 271            $ 221           $ 5,593
                                              =======            ======            =====            ======

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

                                                                     Six Months ended March 31,
                                                                          1997 VS. 1996
                                                                      Increase (Decrease) due to
                                              Changes          Changes          Changes            Total
                                                 in               in               in             Increase/
                                              Volume             Rate          Rate/Volume       (Decrease)
                                                                    (Dollars in thousands)
Interest income attributable to:

  Loans                                      $ 18,651             $ 338          $   491          $ 19,480
  Mortgage-backed securities                    1,122               (30)             (19)            1,073
  Short-term investments (1)                     (286)              (26)              (3)             (315)
  Tax certificates                                 62              (107)              (5)              (50)
  Long-term investments and FHLB
     stock                                        210               (13)             (15)              182
                                              -------            ------           ------            ------
       Total interest-earning assets           19,759               162              449            20,370
                                               ------            ------           ------            ------

Interest expense attributable to:
    NOW/money market                              607                44              110               761
    Savings                                     1,551                65               84             1,700
    Certificates of deposit                     9,490               (86)            (128)            9,276
    FHLB advances and other
      borrowings                                  (80)             (413)             (33)             (526)
                                              -------            ------           ------            ------
       Total interest-bearing liabilities      11,568              (390)              33            11,211
                                              -------            ------           ------            ------
Increase in net interest income               $ 8,191             $ 552            $ 416           $ 9,159
                                              =======            ======           ======           =======

------------
(1) Short-term investments include FHLB overnight deposits, securities purchased under agreements to resell, federal funds sold and certificates of deposit.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1996, the Financial Accounting Standards Board ("FASB") issued
Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and in December 1996, the FASB issued a related Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB No. 125" (collectively "Statement No. 125"). Statement No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on a financial components approach that focuses on control. Portions of Statement No. 125 were effective for transactions entered into after December 31, 1996 with the remaining portions effective for transactions entered into after December 31, 1997. The impact of adopting Statement No. 125 has not been nor is it currently expected to be material to the Company's financial position or the results of operations.

In February 1997, FASB issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" (Statement No. 128). Statement No. 128 specifies the computation, presentation and disclosure requirements for earnings per share. It replaces primary earnings per share and fully diluted earnings per share with basic earnings per share and diluted earnings per share and is effective for reporting periods ending after December 15, 1997. For the Company, the computation for basic earnings per share is similar to primary earnings per share except stock options are not considered when computing basic earnings per share. Also, for the Company, diluted earnings per share and fully diluted earnings per share are similar.

In February 1997, the FASB issued Statement of Financial Accounting Standards No. 129 "Disclosure of Information about Capital Structure" ("Statement No. 129"). Statement No. 129 continues previous requirements to disclose certain information about an entity's capital structure. The Company currently complies with the disclosure requirements of Statement No. 129.

                           PART II - OTHER INFORMATION

ITEM 2.          CHANGES IN SECURITIES

                 On March 24, 1997, the Company's subsidiary, BankUnited Capital, a trust created under the laws of the state of Delaware, sold through private placement $20 million aggregate amount of redeemable Trust Preferred Securities. The Trust Preferred Securities were offered by Friedman, Billings, Ramsey & Co. Inc. As compensation for arranging such sales, aggregate commissions of $591,000 were paid. The Preferred Securites were offered and sold only to qualified institutional buyers ("Qualified Institutional Buyers") as defined under Rule 144A under the Security Act and other "accredited investors" (as defined in Rule 501 under the Securities Act) ("Accredited Investors") in a private sale exempt from the registration requirements of the Securities Act. (See Note 3 of Condensed Notes to Consolidated Financial Statements).

                 On March 27, 1997, the Company and BankUnited Capital filed a Registration Statement on Form S-4 under the Securities Act of 1933, as amended, to register $70 million aggregate liquidation amount of 10-1/4% Trust Preferred Securities, Series B (the "New Trust Preferred Securities"), to be issued by BankUnited Capital, as well as new 10-1/4% Junior Subordinated Deferrable Interest Debentures to be issued by the Company, and a new Guarantee by the Company of the obligations of the New Trust Preferred Securities subject to certain limitations. The Registration Statement indicated that the New Trust Preferred Securities would be identical in all material respects to the respective terms of the outstanding Trust Preferred Securities, except that (i) the New Trust Preferred Securities would not be subject to certain restrictions on transfer applicable to the old Trust Preferred Securities, and (ii) the New Trust Preferred Securities would not provide for any increase in the distribution rate thereon. An amendment to the Registration Statement was filed on April 17, 1997, and the Registration Statement was declared effective on April 18, 1997. The exchange offer to existing Trust Preferred Securities holders was commenced on April 21, 1997.

ITEM 4.          SOLICITATION OF CONSENTS

                 On December 30, 1996, the Company's subsidiary, BankUnited Capital, sold through private placement $50 million aggregate amount of redeemable Trust Preferred Securities ("Outstanding Trust Preferred"). On March 24, 1997, BankUnited Capital sold an additional $20 million of Trust Preferred Securities. In order to issue the additional $20 million of Trust Preferred Securities, the Company and BankUnited Capital solicited the approval of the holders of the Outstanding Trust Preferred to amend or supplement, or waive certain provisions of documents creating and/or pertaining to the Trust Preferred Securities. As a result of the amendments, the additional $20 million of Trust Preferred Securities would have the same terms, rights and conditions as the Outstanding Trust Preferred. The Consent Solicitation Statements were mailed on February 26, 1997, and, as of March 21, 1997, consents had been received from 60.82% of registered securityholders.

ITEM 5.          OTHER INFORMATION

                 None

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

                 (a)      Exhibits.

                                     11  Calculation of Earnings Per Share.
                                   27.1  Financial Data Schedule

                 (b)      Reports on Form 8-K.

                          The Company filed a current report on Form 8-K dated January 9, 1997 reporting that the Company's subsidiary, BankUnited Capital, a trust created under the laws of Delaware, sold through private placement, $50 million of redeemable trust preferred securities.

                          The Company filed a current report on Form 8-K dated February 25, 1997 reporting the conversion of two classes of preferred stock and reporting the Company's first quarter earnings.

                          The Company filed a current report on Form 8-K dated March 24, 1997 reporting a second private placement of redeemable trust preferred securities for $20 million by the Company's subsidiary BankUnited Capital.

                          The Company filed a current report on Form 8-K dated April 2, 1997 reporting the authorization by the Board of Directors of the Company to purchase up to 100,000 shares of the Company's Class A common stock in open market transactions.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                       BANKUNITED FINANCIAL CORPORATION

Date:   May 15, 1997          By:               /S/ SAMUEL A. MILNE
                                                -------------------
                                                Samuel A. Milne
                                                Executive Vice President
                                                and Chief Financial Officer

                      BANKUNITED FINANCIAL CORPORATION AND
                  SUBSIDIARIES Form 10-Q for the Quarter Ended
                                 March 31, 1997

                                INDEX TO EXHIBITS



EXHIBIT NO.

   11                      Calculation of Earnings Per Share

27.1                       Financial Data schedule