Form 10-Q
period 1997-06-30
BANKUNITED FINANCIAL CORP
filed 1997-08-12
CIK 894490

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The number of shares outstanding of the registrant's common stock at the close of business on August 6, 1997 was 8,593,782 shares of Class A Common Stock, $.01 par value, and 275,685 shares of Class B Common Stock, $.01 par value.

This Form 10-Q contains 28 pages.
The Index to Exhibits appears on page 25.

                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

              Form 10-Q Report for the Quarter Ended June 30, 1997

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
PART I - FINANCIAL INFORMATION

     Item 1.    FINANCIAL STATEMENTS

                Consolidated Statements of Financial Condition as of
                June 30, 1997 (unaudited) and September 30, 1996             3

                Consolidated Statements of Operations (unaudited)
                for the Three and Nine Months ended June 30, 1997
                and June 30, 1996                                          4-5

                Consolidated Statements of Cash Flows (unaudited)
                for the Nine Months Ended June 30, 1997 and
                June 30, 1996                                                6

                Condensed Notes to Consolidated Financial
                Statements (unaudited)                                       7

     Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS            10-21

PART II - OTHER INFORMATION

     Item 4.    SUBMISSION OF MATTERS TO A VOTE                             22

     Item 5.    OTHER INFORMATION                                           23

     Item 6.    EXHIBITS AND REPORTS ON FORM 8-K                            23

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                              JUNE 30,      SEPTEMBER 30,
                                                                                1997            1996
---------------------------------------------------------------------------------------------------------
                                                                            (Unaudited)
                                                         (Dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks                                                     $     9,486    $     5,483
Federal funds sold and Federal Home Loan Bank overnight deposits                  2,403         28,653
Tax certificates  (net of reserves of $661 at June 30, 1997
 and $614 at September 30, 1996)                                                 63,497         40,088
Investments, held to maturity (market value of approximately $14,540 at
 June 30, 1997 and $11 at September 30, 1996)                                    14,491             11
Investments, available for sale, at market                                       12,522          6,685
Mortgage-backed securities, held to maturity (market
  value of approximately $12,006 at June 30, 1997
  and $14,274 at September 30, 1996)                                             12,177         14,698
Mortgage-backed securities available for sale, at market                        121,384         55,467
Loans receivable, net                                                         1,453,563        646,385
Loans available for sale                                                         32,781           --
Other interest earning assets                                                    22,349         12,225
Office properties and equipment, net                                              9,631          2,608
Accrued interest receivable                                                      15,031          7,023
Mortgage servicing rights                                                         4,536           --
Goodwill                                                                         12,805          2,457
Prepaid expenses and other assets                                                20,536          2,577
                                                                            -----------    -----------
       Total assets                                                         $ 1,807,192    $   824,360
                                                                            ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits                                                                    $ 1,100,923    $   506,106
Advances from Federal Home Loan Bank                                            446,484        237,000
Subordinated notes                                                                  775            775
Company Obligated Mandatorily Redeemable Preferred Securities of
 Subsidiary Trust Holding Solely Junior Subordinated Deferrable Interest
 Debentures of the Company                                                      116,000           --
Accrued expenses and other liabilities                                           41,595         11,368
                                                                            -----------    -----------
       Total liabilities                                                      1,705,777        755,249
                                                                            -----------    -----------

STOCKHOLDERS' EQUITY:
Preferred stock, Series B,C,C-II, 1993, 1996 and 9%,
 $.01 par value. Authorized shares - 10,000,000; issued
 and outstanding shares - 2,998,688 at June 30, 1997
 and 2,664,547 at September 30, 1996                                                 30             27
 Class A Common Stock, $.01 par value.  Authorized shares
 30,000,000; issued and outstanding shares - 8,593,356
 at June 30, 1997 and 5,454,201 at September 30, 1996                                86             54
 Class B Common Stock, $.01 par value.  Authorized shares
 3,000,000; issued and outstanding shares - 275,685 at
 June 30, 1997 and 251,515 at September 30, 1996                                      3              3
 Additional paid-in capital                                                      90,780         62,055
 Retained earnings                                                               10,546          7,279
 Net unrealized losses on securities available for sale, net of tax                (30)          (307)
                                                                            -----------    -----------
      Total stockholders' equity                                                101,415         69,111
                                                                            -----------    -----------
      Total liabilities and stockholders' equity                            $ 1,807,192    $   824,360
                                                                            ===========    ===========


SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             THREE MONTHS ENDED JUNE 30,
                                                             ---------------------------
                                                                   1997      1996
                                                                   ----      ----
                                                       (In thousands, except earnings per share)
Interest income:
 Interest and fees on loans                                       $26,727   $10,937
 Interest on mortgage-backed securities                             1,984     1,236
 Interest on short-term investments                                   185       520
 Interest and dividends on long-term investments
  and other earning assets                                          1,341       934
                                                                  -------   -------
   Total interest income                                           30,237    13,627
                                                                  -------   -------
Interest expense:
 Interest on deposits                                              14,054     5,524
 Interest on borrowings                                             5,193     3,380
Preferred dividends of Trust Subsidiary                             2,148      --
                                                                  -------   -------
   Total interest expense                                          21,395     8,904
                                                                  -------   -------
   Net interest income before provision for loan losses             8,842     4,723
   Provision for loan losses                                          280        75
                                                                  -------   -------
   Net interest income after provision for loan losses              8,562     4,648
                                                                  -------   -------
Non-interest income:
 Service fees, net                                                    850       151
 Other                                                                 66        47
                                                                  -------   -------
   Total non-interest income                                          916       198
                                                                  -------   -------
Non-interest expenses:
   Employee compensation and benefits                               2,310     1,138
   Occupancy and equipment                                            978       445
   Insurance                                                          230       279
   Professional fees - legal and accounting                           522       210
     Other operating expenses                                       2,118       934
                                                                  -------   -------
        Total non-interest expenses                                 6,158     3,006
                                                                  -------   -------
   Income before income taxes and preferred stock dividends         3,320     1,840
Income taxes                                                        1,329       706
                                                                  -------   -------
   Net income before preferred stock dividends                      1,991     1,134
Preferred stock dividends of the Company                              718       537
                                                                  -------   -------
   Net income after preferred stock dividends                     $ 1,273   $   597
                                                                  =======   =======
Earnings Per Share
   Primary                                                        $  0.14   $  0.10
                                                                  =======   =======
   Fully-diluted                                                  $  0.14   $  0.10
                                                                  =======   =======
Weighted average number of common share equivalents
 assumed outstanding during the period:
 Primary                                                            9,315     5,947
                                                                  =======   =======
 Fully diluted                                                      9,345     5,947
                                                                  =======   =======

SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                       NINE MONTHS ENDED JUNE 30,
                                                                       --------------------------
                                                                           1997       1996
                                                                           ----       ----
                                                               (In thousands, except earnings per share)
Interest income:
 Interest and fees on loans                                              $ 64,405   $ 29,135
 Interest on mortgage-backed securities                                     4,844      3,023
 Interest on short-term investments                                         1,318      1,969
 Interest and dividends on long-term investments
  and other earning assets                                                  3,365      2,826
                                                                         --------   --------
   Total interest income                                                   73,932     36,953
                                                                         --------   --------
Interest expense:
 Interest on deposits                                                      34,823     14,555
 Interest on borrowings                                                    11,665     10,379
   Preferred dividends of Trust Subsidiary                                  3,525       --
                                                                         --------   --------
   Total interest expense                                                  50,013     24,934
                                                                         --------   --------
   Net interest income before provision (credit) for loan losses           23,919     12,019
   Provision (credit) for loan losses                                         695       (225)
                                                                         --------   --------
   Net interest income after provision (credit) for loan losses            23,224     12,244
                                                                         --------   --------
Non-interest income:
 Service fees, net                                                          2,298        432
 Other                                                                        219         53
                                                                         --------   --------
   Total non-interest income                                                2,517        485
                                                                         --------   --------
Non-interest expenses:
   Employee compensation and benefits                                       6,745      3,161
   Occupancy and equipment                                                  2,594      1,232
   Insurance                                                                  701        748
   Professional fees - legal and accounting                                 1,063        687
   Other operating expenses                                                 5,611      2,470
                                                                         --------   --------
        Total non-interest expenses                                        16,714      8,298
                                                                         --------   --------
   Income before income taxes and preferred stock dividends                 9,027      4,431
Income taxes                                                                3,594      1,693
                                                                         --------   --------
   Net income before preferred stock dividends                              5,433      2,738
Preferred stock dividends of the Company                                    2,167      1,609
                                                                         --------   --------
   Net income after preferred stock dividends                            $  3,266   $  1,129
                                                                         ========   ========
Earnings Per Share
   Primary                                                               $   0.39   $   0.28
                                                                         ========   ========
   Fully-diluted                                                         $   0.38   $   0.28
                                                                         ========   ========
Weighted average number of common share equivalents
 assumed outstanding during the period:
   Primary                                                                  8,377      3,997
                                                                         ========   ========
   Fully diluted                                                            9,304      3,997
                                                                         ========   ========

SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            NINE MONTHS ENDED JUNE 30,
                                                                            --------------------------
                                                                                1997         1996
                                                                                ----         ----
                                                                             (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                  $   5,433    $   2,738
 Adjustments to reconcile net income to net cash used in
   operating activities:
   Provision (credit) for loan losses                                              695         (225)
   Provision for losses on tax certificates                                         48          107
   Depreciation and amortization                                                   858          432
   Amortization of discounts and premiums on investments                            41           11
   Amortization of discounts and premiums on mortgage-backed securities            131          114
   Amortization of discounts and premiums on loans                                (278)      (2,147)
   Loans originated for sale                                                    (8,635)      (4,067)
   (Increase) decrease  in accrued interest receivable                          (5,055)        (750)
   (Decrease) increase in interest payable on deposits and FHLB advances          (397)         198
   Increase in accrued expenses                                                  3,372          129
   Increase (decrease) in accrued taxes                                            683       (2,642)
   Decrease in deferred taxes                                                     (623)        (469)
   Decrease in other liabilities                                                (8,449)       9,348
   Decrease (increase) in prepaid expenses and other assets                      2,610          427
   Proceeds from sale of loans                                                   7,531        4,292
   Recovery on loans                                                                64          941
   Loss (gain) on sales of loans                                                    11           (9)
   Loss (gain) on sales of real estate owned                                       451         (148)
   Loss on sale of other assets                                                                   7
                                                                             ---------    ---------
    Net cash used in operating activities                                       (1,509)       8,287
                                                                             ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans                                                         (500,027)    (168,073)
Proceeds from sale of real estate owned                                          1,260        1,790
Purchase of other earning assets                                               (19,650)        (650)
Purchase of investment securities                                              (22,144)      (3,510)
Purchase of mortgage-backed securities                                         (56,499)     (19,228)
Proceeds from repayments of mortgage-backed securities                          12,039        7,588
Proceeds from repayments of other earning assets                                12,776          750
Proceeds from repayments of investment securities                                1,851        4,675
Proceeds from sale of investment securities                                       --          2,097
Purchases of premises and equipment                                             (1,124)        (874)
Net increase (decrease) in tax certificates                                    (23,457)     (10,083)
Purchase of Bank of Florida, net of acquired cash equivalents                     --          1,521
Purchase of Suncoast's cash equivalents                                         32,803         --
                                                                             ---------    ---------
    Net cash used in investing activities                                     (562,172)    (183,997)
                                                                             ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits                                                       271,080      132,875
Net increase (decrease) in other borrowings                                    157,984        3,000
Net proceeds from issuance of preferred stock                                        3         --
Net proceeds from issuance of common stock                                         944       23,246
Net proceeds from issuance of trust preferred securities                       111,545         --
Dividends paid on the Company's preferred stock                                 (2,166)      (1,609)
Increase (decrease) in advances from borrowers for taxes and insurance           2,044         (777)
                                                                             ---------    ---------
   Net cash provided by financing activities                                   541,434      156,735
                                                                             ---------    ---------
(Decrease) increase in cash and cash equivalents                               (22,247)     (18,975)
Cash and cash equivalents at beginning of period                                34,136       34,730
                                                                             ---------    ---------
Cash and cash equivalents at end of period                                   $  11,889    $  15,755
                                                                             =========    =========
SUPPLEMENTAL DISCLOSURES:
Transfer from loans to real estate owned                                     $   2,074    $     849
                                                                             =========    =========
Transfers from real estate owned to loans                                    $    --      $     184
                                                                             =========    =========
Transfers of mortgage-backed securities from held-to-maturity to
 available for sale                                                          $    --      $  31,780
                                                                             =========    =========


SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.      BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles ("GAAP"). However, all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial statements of BankUnited Financial Corporation and its subsidiaries (the "Company") have been included. Operating results for the three and nine month periods ended June 30, 1997 are not necessarily indicative of the results which may be expected for the year ending September 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended September 30, 1996.

2.      REGULATORY CAPITAL

The Office of Thrift Supervision ("OTS") requires that BankUnited, FSB (the "Bank") meet minimum regulatory tangible, core and risk-based capital requirements. Currently, the Bank exceeds all regulatory capital requirements. The Bank's required, actual and excess regulatory capital levels as of June 30, 1997 were as follows:

                                   REQUIRED                         ACTUAL                         EXCESS
                            ------------------              ------------------              ------------------
                                         % OF                            % OF                             % OF
                            AMOUNT      ASSETS              AMOUNT      ASSETS              AMOUNT      ASSETS
                            ------      ------              ------      ------              ------      ------
                                                            (Dollars in Thousands)
Tangible Capital            $26,414       1.5%             $ 142,300       8.1%            $ 115,886       6.6%
Core Capital                $52,828       3.0%             $ 142,300       8.1%            $  89,472       5.1%
Risk-Based Capital          $83,515       8.0%             $ 146,569      14.0%            $  63,054       6.0%

3. COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES OF THE COMPANY

On December 30, 1996, a newly formed trust subsidiary created under the laws of Delaware, BankUnited Capital, issued $50 million of 10 1/4% Trust Preferred Securities, Series A and $2 million of common securities. The common securities are wholly owned by the Company. In connection with this transaction, BankUnited Capital simultaneously purchased $52 million of 10 1/4% Junior Subordinated Deferrable Interest Debentures, Series A issued by BankUnited Financial Corporation with terms similar to the 10 1/4% Trust Preferred Securities, Series A.

On March 24, 1997, BankUnited Capital issued an additional $20 million of 10 1/4% Trust Preferred Securities, Series A and $800,000 of common securities, which common securities are also wholly owned by the Company. BankUnited Capital simultaneously purchased an additional $20.8 million of 10 1/4% Junior Subordinated Deferrable Interest Debentures, Series A issued by BankUnited Financial Corporation.

These securities mature December 31, 2026 and pay a preferential cumulative cash distribution at an annual rate of 10 1/4%. The Company and BankUnited Capital have the right to defer payment of interest for up to 5 years. BankUnited Financial Corporation has guaranteed all of the obligations of the 10 1/4% Trust Preferred Securities, Series A subject to certain limitations.

On June 5, 1997, BankUnited Capital II, a newly formed trust subsidiary created under the laws of Delaware, issued $46 million of 9.60% Cumulative Trust Preferred Securities and $1.84 million of common securities. The common securities are wholly owned by the Company. In connection with this transaction, BankUnited Capital II simultaneously purchased $47.84 million of 9.60% Junior Subordinated Deferrable Interest Debentures issued by BankUnited Financial Corporation with terms similar to the 9.60% Cumulative Trust Preferred Securities. These Securities mature June 30, 2027 and pay a preferential cumulative cash distribution at an annual rate of 9.60%. The Company and BankUnited Capital II have the right to defer payment of interest for up to five years. BankUnited Financial Corporation has guaranteed all the obligations of the 9.60% Cumulative Trust Preferred Securities, subject to certain limitations. The 9.60% Junior Subordinated Deferrable Interest Debentures rank PARI PASU with the 10 1/4% Junior Subordinated Deferrable Interest Debentures.

4. ACQUISITION

On November 15, 1996, the Company acquired Suncoast Savings & Loan Association, FSA ("Suncoast"). The Company issued one share of its Class A Common Stock for each share of Suncoast common stock of which 2,199,930 were outstanding and one share of newly created 8% noncumulative convertible preferred stock, Series 1996, for each share of Suncoast preferred stock of which 920,000 shares were outstanding. The newly created 8% noncumulative convertible preferred stock, Series 1996, has substantially the same terms and conditions as the Suncoast preferred stock. The cost of the acquisition, which was accounted for as a purchase, was $27.8 million, representing the fair value of the consideration given to the Suncoast common and preferred stockholders as well as the holders of Suncoast's options and warrants holders. In addition, the Company incurred approximately $1.3 million of costs directly related to the merger. At the date of the acquisition, the fair value of the assets acquired (including goodwill of approximately $10.6 million to be amortized over a period of 25 years) and liabilities assumed totaled approximately $436 million and $408 million, respectively.

The unaudited proforma combined condensed statements of operations for the three and nine month periods ended June 30, 1997 and 1996 assumes the acquisition had occurred as of the beginning of the period presented and, after giving effect to certain proforma adjustments, are as follows:

Proforma combined condensed Statement of Operations (in thousands except per share data):

                                                Three Months Ended June 30,                            Nine Months Ended June 30,
                                                        (Unaudited)                                            (Unaudited)
                                               1997                1996                                1997                 1996
                                             ---------           --------                            ---------             ------
Interest Income                              $ 30,237            $ 21,708                             $77,800             $58,981
Interest expense                               21,395              13,675                              52,321              38,291
Provision (credit) for loan losses                280                  37                                 801                 (72)
Non-interest income                               916               2,428                               3,171               5,807
Non-interest expense                            6,158               7,238                              18,526              20,492
Income tax provision                            1,329               1,270                               3,727               2,411
Net income before preferred
       stock dividends                          1,991               1,916                               5,596               3,666
Preferred stock dividends                         718                 813                               2,305               2,437
                                         ------------        ------------                           ---------           ---------
Net income after preferred
       stock dividends                       $  1,273             $ 1,103                             $ 3,291             $ 1,229
                                         ============        ============                           =========           =========
Earnings per share
  Primary                                   $    0.14            $   0.14                           $    0.38           $    0.20
  Fully-diluted                             $    0.14            $   0.13                           $    0.37           $    0.20

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents a review of the consolidated operating results and financial condition of the Company for the three and nine month periods ended June 30, 1997 and 1996. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-K/A for the year ended September 30, 1996.

This Quarterly Report on Form 10-Q contains forward looking statements. Additional written or oral forward looking statements may be made by the Company from time to time in fillings with the Securities and Exchange Commission or otherwise. Such forward looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the"Exchange Act"). Such statements may include, but not be limited to, projections of income, borrowing costs, prepayment rates, and plans for future operations or acquisitions, as well as assumptions relating to the foregoing. The words "believe," "except," "anticipate," "estimate" "project," "intend," and similar expressions identify forward looking statements that are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, comtemplated by, or underlying the forward looking statements.

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM SEPTEMBER 30, 1996 TO JUNE 30, 1997.

ASSETS

Total assets increased by $983 million, or 119.2%, from $824 million at September 30, 1996, to $1.81 billion at June 30, 1997, due primarily to the acquisition of Suncoast Savings and Loan Association, FSA ("Suncoast") on November 15, 1996 and internally generated growth. On the date of the acquisition, Suncoast had total assets of $435.7 million.

Cash and due from banks increased $ 4.0 million from $5.5 million as of September 30, 1996 to $9.5 million at June 30, 1997. This increase is primarily due to additional cash requirements as a result of the acquisition of Suncoast's mortgage loan servicing operations.

The Company's short-term investments, consisting of Federal Home Loan Bank ("FHLB") overnight deposits and federal funds sold, decreased by $26.2 million, or 91.6%, to $2.4 million at June 30, 1997, from $28.6 million at September 30, 1996. This decrease is due primarily to investing in loans receivable.

Mortgage-backed securities available for sale increased $65.9 million or 118.8% from $55.5 million at September 30, 1996 to $121.4 million at June 30, 1997, due primarily to $18.7 million of mortgage-backed securities acquired with Suncoast and the purchase of $56.5 million mortgage backed securities. All mortgage backed-securities acquired with Suncoast as well as all mortgage backed-securities purchased in the nine months ended June 30, 1997 have been classified as available for sale.

The Company's net loan portfolio increased by $840.0 million, or 129.9%, to $1.5 billion at June 30, 1997, from $646.4 million at September 30, 1996, primarily due to the acquisition of $360.1 million of loans with Suncoast and the purchase of $545.3 million of residential loans.

Loans available for sale as of June 30, 1997 were $32.8 million as compared with no loans as of September 30, 1996. Beginning in the Company's fiscal 1997 fourth quarter, management intends to offer for sale between 50% to 75% of the Company's internally generated residential loans.

The increase in mortgage servicing rights, goodwill, prepaid expenses and other assets totaling $25.9 million relates to the acquisition of Suncoast. In the second quarter, the Company sold $292 million of GNMA mortgage servicing rights for $4.7 million. No gain or loss was recorded on the sale.

Non-performing assets as of June 30, 1997 were $11.9 million which represents an increase of $4.1 million or 52.2% from $7.8 million as of September 30, 1996. Non-performing assets as a percentage of total assets declined 29 basis points from .95% as of September 30, 1996 to .66% as of June 30, 1997. $2.4 million of non-performing assets were acquired with Suncoast.

The allowance for loan losses increased $963,000 from $2.2 million as of September 30, 1996 to $3.1 million as of June 30, 1997. The increase was attributable primarily to the allowance acquired from Suncoast of $775,000. The following table sets forth information concerning the Company's non-performing assets for the periods indicated.

                                                                  June 30,                September 30,
                                                                    1997                       1996
                                                              ---------------            --------------
                                                                          (Dollars in thousands)
Non-accrual loans (1)                                               $7,806                         $4,939
Restructured loans                                                   1,887                          1,457
Loans past due 90 days and still accruing                               --                             --
                                                              ------------                     ----------
         Total non-performing loans                                  9,693                          6,396
Non-accrual tax certificates                                         1,051                            800
REO                                                                  1,171                            632
                                                              ------------                     ----------
         Total non-performing assets                               $11,915                         $7,828
                                                              ============                     ==========

Allowance for tax certificates                                     $   661                        $   614
Allowance for loan losses                                            3,121                          2,158
                                                              ------------                     ----------
         Total allowance                                            $3,782                         $2,772
                                                              ============                     ==========

Non-performing assets as a percentage of
   total assets                                                       .66%                            .95%
Non-performing loans as a percentage of
   total loans                                                        .65%                            .99%
Allowance for loan losses as a percentage of
   total loans                                                        .25%                            .34%
Allowance for loan losses as a percentage of
   non-performing loans                                             39.02%                          33.74%

-----------
(1) In addition, management had concerns as to the borrower's ability to comply with present repayment terms on $1,794,390 and $109,000 of accruing loans as of June 30, 1997 and September 30, 1996, respectively. A substantial portion of this increase is due to one commercial real estate loan with a balance of $1,257,643 which, although now current, had in the past become 90 days past due. The loan to value ratio on the loan is approximately 70%.

LIABILITIES

Deposits increased by $594.8 million, or 117.5%, to $1.1 billion at June 30, 1997 from $506.1 million at September 30, 1996. Of this growth, $323.7 million was acquired with Suncoast; $73.8 million of the increase represents growth in former Suncoast branches since acquisition; $128.1 million represents growth in the three branches opened in the 18 last months; and $22.0 million represents deposits from the State of Florida. Management believes this strong deposit growth is primarily attributable to the Company offering competitive interest rates and personalized service. The Company intends to open 6 or more branches in the next 12 months.

FHLB advances were $446.5 million at June 30, 1997, up $209.5 million from $237.0 million at September 30, 1996. This increase was the result of FHLB advances used to fund the purchase of residential loans as well as advances assumed by BankUnited in connection with the acquisition of Suncoast.

In July 1997, the Company notified all outstanding subordinated note holders that the notes, totaling $774,500 will be called as of August 31, 1997 .

CAPITAL

The Company's total stockholders' equity was $101.4 million at June 30, 1997, an increase of $32.3 million, or 46.7%, from $69.1 million at September 30, 1996. The increase is due primarily to the issuance of 2,199,930 shares of Class A Common Stock and 920,000 shares of 8% Noncumulative Convertible Preferred Stock, Series 1996, issued in connection with the Suncoast acquisition. The estimated value of the stock issued to acquire Suncoast was $27.8 million.

In December 1996, the Company's subsidiary, BankUnited Capital, issued $50 million of Trust Preferred Securities; in March 1997, BankUnited Capital issued an additional $20 million of Trust Preferred Securities; and in June 1997, the Company's subsidiary, BankUnited Capital II issued $46 million of Trust Preferred Securities. (See Note 3 of the condensed notes to consolidated financial statements). The net proceeds from the sales of the Trust Preferred Securities were $112 million. These funds may be used to provide additional capital to the Bank and enable the Bank to continue its expansion. In the nine months ended June 30, 1997, BankUnited Financial Corporation contributed $60 million additional capital to the Bank.

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

In July 1997, the Company began a tender offer to purchase any and all of its outstanding shares of 9% Noncumulative Perpetual Preferred Stock at $10.25 per share which represents a $.25 premium to redemption value. The offer expires August 15, 1997 unless the Company decides to extend it.

LIQUIDITY AND CAPITAL RESOURCES

OTS regulations require that savings institutions, such as the Bank, maintain specified levels of liquid investments in cash, United States government securities and other qualifying investments. Regulations currently in effect require the Bank to maintain liquid assets of not less than 5.0% of its net withdrawal deposit accounts plus short term borrowings, of which short term liquid assets must consist of not less than 1%. As of June 30, 1997, the Bank had liquid assets and short term liquid assets of 5.9% and 1.9%, respectively, which was in compliance with these requirements.

The Company periodically has discussions with and reviews financial information on other financial institutions which may lead to the acquisition of all or part of that financial institution by the Company.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND
1996.

NET INCOME AFTER PREFERRED STOCK DIVIDENDS

The Company had net income after preferred stock dividends of $1,273,000 for the three months ended June 30, 1997, compared to net income after preferred stock dividends of $597,000 for the three months ended June 30, 1996. All major categories of income and expense increased significantly in the three months ended June 30, 1997 as compared to the three months ended June 30, 1996 and reflect the significant growth the Company has experienced in the last year. A significant factor in such growth was the acquisition of Suncoast, which was completed on November 15, 1996 and the operations of which are included in the Company's Consolidated Statement of Operations for the three months ended June 30, 1997. Below is a more detailed discussion of each major category of income and expenses.

NET INTEREST INCOME

Net interest income increased $4.1 million, or 87.2%, to $8.8 million for the three months ended June 30, 1997 from $4.7 million for the three months ended June 30, 1996. This increase is attributable to an increase in average interest-earning assets of $843.8 million, or 114.1%, to $1,584 million for the three months ended June 30, 1997 from $739.7 million for the three months ended June 30, 1996, offset by an increase in average interest-bearing liabilities of $838.1 million, or 124.2%, to $1,513 million for the three months ended June 30, 1997 from $675.0 million for the three months ended June 30, 1996. Approximately $400 million of the increase in average interest earning assets for the three months ended June 30, 1997 is a result of the acquisition of Suncoast. The remaining increase in average interest earning assets is due primarily to loan purchases. The average yield on interest-earning assets increased 26 basis points to 7.63% for the three months ended June 30, 1997 from 7.37% for the three months ended June 30, 1996. The increase in average yield is attributable to an increase in the yield on loans receivable relating primarily to commercial real estate and construction loans acquired with Suncoast. Suncoast had a greater percentage of higher yielding commercial real estate and construction loans than BankUnited.

The increase in interest income of $16.6 million, or 121.9%, to $30.3 million for the three months ended June 30, 1997 from $13.6 million for the three months ended June 30, 1996, reflects increases in interest and fees on loans of $15.8 million. The average yield on loans receivable increased to 7.74% for the three months ended June 30, 1997 from 7.58% for the three months ended June 30, 1996 and the average balance of loans receivable increased $801.7 million, or 138.8%, to $1,379 million for the three months ended June 30, 1997. Approximately $360 million of the increase in loans is due to the acquisition of Suncoast and, as stated above, the increase in the yield on loans is also attributable to Suncoast.

The increase in interest expense of $12.5 million, or 140.3%, to $21.4 million for the three months ended June 30, 1997 from $8.9 million for the three months ended June 30, 1996 primarily reflects an increase in interest expense on interest bearing deposits of $8.5 million, or 154.5%, from $5.5 million for the three months ended June 30, 1996, to $14.0 million for the three months ended June 30, 1997. This increase is due to an increase in average interest bearing deposits of $633 million, or 143.4%, from $442 million for the three months ended June 30, 1996 to $1,075 million for the three months ended June 30, 1997. Approximately $300 million of this increase represents deposits acquired with Suncoast. The average rate paid on interest bearing deposits increased 22 basis points from 5.03% for the three months ended June 30, 1996 to 5.25% for the three months ended June 30, 1997. Interest on the Trust Preferred Securities was $2.1 million for the three months ended June 30, 1997 compared with no interest expense in 1996.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the three months ended June 30, 1997 was $280,000 as compared with $75,000 for the three months ended June 30, 1996 reflecting the increase in loans for each of the periods. The provision for loan losses represents management's estimate of the charge to operations after reviewing the nature, volume, delinquency status, and inherent risk in the loan portfolio in relation to the allowance for loan losses.

NON-INTEREST INCOME

Non-interest income for the three months ended June 30, 1997 was $916,000 compared with $198,000 for the three months ended June 30, 1996, an increase of $718,000. Of this increase, $488,000 represents loan servicing fees (net of amortization of capitalized servicing rights) from operations acquired with Suncoast. The remaining increase is primarily attributable to service fees on deposits reflecting the increase in the amount of deposits outstanding.

NON-INTEREST EXPENSES

Operating expenses increased $3.2 million, or 104.9%, to $6.2 million for the three months ended June 30, 1997 compared to $3.0 million for the three months ended June 30, 1996. The increase in expenses is attributable to the growth the Company has experienced including the expenses of Suncoast's operations.

INCOME TAXES

The income tax provision was $1.3 million for the three months ended June 30, 1997 compared to $706,000 for the three months ended June 30, 1996. The increase in income taxes is the result of the Company's higher pre-tax earnings during the three months ended June 30, 1997, compared to the three months ended June 30, 1996.

PREFERRED STOCK DIVIDENDS

Preferred stock dividends for the three months ended June 30, 1997 were $718,000, an increase of $181,000, or 33.7%, as compared to $537,000 for the three months ended June 30, 1996. This increase is the result of dividends paid on the 8% Noncumulative Convertible Preferred Stock, Series 1996, issued in connection with the acquisition of Suncoast, partially offset by the conversion of the Noncumulative Convertible Preferred Stock, Series C and C-II in February 1997.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND
1996.

NET INCOME AFTER PREFERRED STOCK DIVIDENDS

The Company had net income after preferred stock dividends of $3.3 million for the nine months ended June 30, 1997, compared to net income after preferred stock dividends of $1.1 million for the nine months ended June 30, 1996. All major categories of income and expense increased significantly in the nine months ended June 30, 1997 as compared to the nine months ended June 30, 1996 and reflect the significant growth the Company has experienced in the last year. A significant factor in such growth was the acquisition of Suncoast, which was completed on November 15, 1996. The Company's Consolidated Statement of Operations for the nine months ended June 30, 1997 reflects Suncoast's operations from the date of acquisition. Below is a more detailed discussion of each major category of income and expenses.

NET INTEREST INCOME

Net interest income increased $11.9 million, or 99.0%, to $23.9 million for the nine months ended June 30, 1997 from $12.0 million for the nine months ended June 30, 1996. This increase is attributable to an increase in average interest-earning assets of $613.8 million, or 92.4%, to $1,278 million for the nine months ended June 30, 1997 from $664.5 million for the nine months ended June 30, 1996. Approximately $300 million of the increase in average interest-earning assets for the nine months ended June 30, 1997 is a result of the acquisition of Suncoast. The remaining increase in average interest-earning assets is due primarily to loan purchases. The average yield on interest-earning assets increased 29 basis points to 7.70% for the nine months ended June 30, 1997 from 7.41% for the nine months ended June 30, 1996. The increase in average yield is attributable to an increase in the yield on loans receivable relating primarily to commercial real estate and construction loans acquired with Suncoast. Suncoast had a greater percentage of higher yielding commercial real estate and construction loans than BankUnited.

The increase in interest income of $37.0 million, or 100.0%, to $74.0 million for the nine months ended June 30, 1997 from $37.0 million for the nine months ended June 30, 1996, reflects increases in interest and fees on loans of $35.3 million. The average yield on loans receivable increased to 7.87% for the nine months ended June 30, 1997 from 7.62% for the nine months ended June 30, 1996 and the average balance of loans receivable increased $579.5 million, or 113.6%, to $1,090 million for the nine months ended June 30, 1997. Approximately $300 million of the increase in loans is due to the acquisition of Suncoast and, as stated above, the increase in the yield on loans is also attributed to Suncoast.

The increase in interest expense of $25.1 million, or 100.6%, to $50.0 million for the nine months ended June 30, 1997 from $24.9 million for the nine months ended June 30, 1996 primarily reflects an increase in interest expense on interest bearing deposits of $20.2 million, or 139.2%, from $14.6 million for the nine months ended June 30, 1996, to $34.8 million for the nine months ended June 30, 1997 and interest expense of $3.5 million on Trust Preferred Securities which were issued in fiscal 1997. This increase is due to an increase in average interest bearing deposits of $525 million, or 138.4%, from $379 million for the nine months ended June 30, 1996 to $904 million for the nine months ended June 30, 1997. Approximately $250 million of this increase represents deposits acquired with Suncoast. The average rate paid on interest bearing deposits increased 2 basis points from 5.13% for the nine months ended June 30, 1996 to 5.15% for the nine months ended June 30, 1997.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the nine months ended June 30, 1997 was $695,000 as compared with a credit for loan losses of $225,000 for the nine months ended June 30, 1996. The credit in 1996 was due to a recovery of approximately $1 million as a result of a legal settlement relating to certain loans previously purchased. The provision for loan losses represents management's estimate of the charge to operations after reviewing the nature, volume, delinquency status, and inherent risk in the loan portfolio in relation to the allowance for loan losses.

NON-INTEREST INCOME

Non-interest income for the nine months ended June 30, 1997 was $2.5 million compared with $485,000 for the nine months ended June 30, 1996, an increase of $2.0 million. Of this increase, $1.2 million represents loan servicing fees (net of amortization of capitalized servicing rights) from operations acquired with Suncoast. The remaining increase is primarily attributable to service fees on deposits reflecting the increase in the amount of deposits outstanding.

NON-INTEREST EXPENSES

Operating expenses increased $8.4 million, or 101.4%, to $16.7 million for the nine months ended June 30, 1997 compared to $8.3 million for the nine months ended June 30, 1996. The increase in expenses is attributable to the growth the Company has experienced including the expenses of Suncoast's operations.

INCOME TAXES

The income tax provision was $3.6 million for the nine months ended June 30, 1997 compared to $1.7 million for the nine months ended June 30, 1996. The increase in income taxes is the result of the Company's higher pre-tax earnings during the nine months ended June 30, 1997, compared to the nine months ended June 30, 1996.

PREFERRED STOCK DIVIDENDS

Preferred stock dividends for the nine months ended June 30, 1997 were $2.2 million, an increase of $558,000, or 34.7%, as compared to $1.6 million for the nine months ended June 30, 1996. This increase is the result of dividends paid on the 8% Noncumulative Convertible Preferred Stock, Series 1996, issued in connection with the acquisition of Suncoast, partially offset by the conversion of the Noncumulative Convertible Preferred Stock, Series C and C-II in February 1997.

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


                                                               THREE MONTHS ENDED JUNE 30,
                                                         1997                                   1996
                                          -----------------------------------      ---------------------------------
                                          AVERAGE                                  AVERAGE
                                          BALANCE      INTEREST   YIELD/RATE       BALANCE    INTEREST    YIELD/RATE
                                          -------      --------   ----------       -------    --------    ----------
                                                                  (Dollars in thousands)
Interest-earning assets:
  Loans receivable, net                  $1,379,182    $ 26,727        7.74%       $577,486     $ 10,937      7.58%
  Mortgage-backed securities                115,444       1,984        6.87          73,618        1,236      6.72
  Short-term investments (1)                 11,501         185        6.36          38,297          520      5.37
  Tax certificates                           39,014         669        6.86          30,628          594      7.76
  Long-term investments and
    FHLB stock, net                          38,398         672        7.01          19,671          340      6.94
                                         ----------    --------        ----        --------     --------      ----
        Total interest-earning assets     1,583,539      30,237        7.63         739,700       13,627      7.37
                                         ----------    --------        ----        --------     --------      ----

Interest-bearing liabilities:
NOW/money market                             95,796         602        2.52          42,582          272      2.57
Savings                                     148,689       1,693        4.57          62,285          678      4.38
Certificates of deposit                     830,027      11,759        5.68         336,633        4,573      5.46
Trust preferred securities                   83,143       2,148       10.33              --           --        --
FHLB advances and other
    borrowings                              355,527       5,193        5.78         233,511        3,381      5.73
                                         ----------    --------       -----        --------     --------      ----
        Total interest-bearing
            liabilities                   1,513,182      21,395        5.65         675,011        8,904      5.27
                                         ----------    --------       -----        --------     --------      ----

Excess of interest-earning assets
   over interest-bearing liabilities       $ 70,357                                $ 64.689
                                         ==========                                ========

Net interest income                                     $ 8,842                                  $ 4,723
                                                       ========                                  =======
Interest rate spread                                                   1.97%                                  2.10%
                                                                      =====                                  =====
Net interest margin                                                    2.23%                                  2.56%
                                                                      =====                                  =====
Ratio of interest-earning assets to
 interest-bearing liabilities                104.65%                                109.58%
                                         ==========                                =======





                                                               NINE MONTHS ENDED JUNE 30,
                                                         1997                                   1996
                                          -----------------------------------      ---------------------------------
                                          AVERAGE                                  AVERAGE
                                          BALANCE      INTEREST   YIELD/RATE       BALANCE    INTEREST    YIELD/RATE
                                          -------      --------   ----------       -------    --------    ----------
                                                                  (Dollars in thousands)
Interest-earning assets:
  Loans receivable, net                  $ 1,089,582   $ 64,405     7.87%          $510,128     $29,135       7.62%
  Mortgage-backed securities                  95,671      4,844     6.75             59,643       3,023       6.76
  Short-term investments (1)                  30,943      1,318     5.62             46,602       1,969       5.55
  Tax certificates                            35,253      1,966     7.44             31,487       1,941       8.22
  Long-term investments and
    FHLB stock, net                           26,876      1,399     6.95             16,644         885       7.09
                                         -----------     ------     ----           --------    --------       ----
        Total interest-earning assets      1,278,325     73,932     7.70            664,504      36,953       7.41
                                         -----------     ------     ----           --------    --------       ----

Interest-bearing liabilities:
NOW/money market                              88,953      1,602     2.41             30,256         511       2.26
Savings                                      132,438      4,543     4.59             55,981       1,828       4.36
Certificates of deposit                      682,330     28,678     5.62            292,812      12,216       5.57
Trust preferred securities                    45,150      3,525    10.41                 --          --         --
FHLB advances and other
    borrowings                               272,974     11,665     5.64            234,111      10,379       5.83
                                         -----------    -------    -----           --------     -------       ----
        Total interest-bearing
            liabilities                    1,221,845     50,013     5.46            613,160      24,934       5.40
                                         -----------    -------    -----            -------     -------       ----

Excess of interest-earning assets
   over interest-bearing liabilities        $ 56,480                               $ 51.344
                                           =========                               ========

Net interest income                                    $ 23,919                                $ 12,019
                                                       ========                                ========
Interest rate spread                                                2.24%                                     2.01%
                                                                    =====                                    =====
Net interest margin                                                 2.48%                                     2.43%
                                                                    =====                                    =====
Ratio of interest-earning assets to
 interest-bearing liabilities                 104.62%                               108.37%
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


                                                                 THREE MONTHS ENDED JUNE 30,
                                                                      1997 VS. 1996
                                                                 INCREASE (DECREASE) DUE TO
                                              CHANGES          CHANGES          CHANGES            TOTAL
                                                IN               IN               IN             INCREASE/
                                              VOLUME             RATE          RATE/VOLUME       (DECREASE)
                                              ------           -------         -----------       ----------
                                                                     (Dollars in thousands)
Interest income attributable to:
  Loans                                       $15,408             $ 111           $   271           $ 15,790
  Mortgage-backed securities                      702                29                17                748
  Short-term investments (1)                     (360)               95               (70)              (335)
  Tax certificates                                163               (69)              (19)                75
  Long-term investments and FHLB
     stock                                        313                 8                11                332
                                              -------            ------           -------            -------
       Total interest-earning assets           16,226               174               210             16,610
                                              -------            ------           -------            -------

Interest expense attributable to:
NOW/money market                                  337                (5)               (2)               330
Savings                                           933                29                53              1,015
Certificates of deposit                         6,647               182               357              7,186
Trust preferred securities                      2,148                --                --              2,148
FHLB advances and other
      borrowings                                1,774                37                 1              1,812
                                            ---------          --------          --------            -------
       Total interest-bearing liabilities      11,839               243               409             12,491
                                            ---------          --------          --------            -------
Increase in net interest income              $  4,387          $    (69)           $ (199)           $ 4,119
                                            =========          ========          ========            =======
------------



                                                                 NINE MONTHS ENDED JUNE 30,
                                                                      1997 VS. 1996
                                                                 INCREASE (DECREASE) DUE TO
                                              CHANGES          CHANGES          CHANGES            TOTAL
                                                IN               IN               IN              INCREASE/
                                              VOLUME             RATE          RATE/VOLUME       (DECREASE)
                                              ------           -------         -----------       ----------
                                                                     (Dollars in thousands)

Interest income attributable to:
  Loans                                      $ 34,241             $ 368           $   661           $ 35,270
  Mortgage-backed securities                    1,826                (3)               (2)             1,821
  Short-term investments (1)                     (660)               22               (14)              (652)
  Tax certificates                                232              (185)              (22)                25
  Long-term investments and FHLB
     stock                                        522                (5)               (2)               515
                                              -------            ------            ------           --------
       Total interest-earning assets           36,161               197               621             36,979
                                              -------            ------            ------           --------

Interest expense attributable to:
    NOW/money market                              990                35                66              1,091
    Savings                                     2,494                96               125              2,715
    Certificates of deposit                    16,236               103               123             16,462
    Trust Preferred Securities                  3,525                                                  3,525
    FHLB advances and other
      borrowings                                1,713              (334)              (93)             1,286
                                              -------           -------           -------           --------
       Total interest-bearing liabilities      24,598              (100)              221             25,079
                                              -------           -------           -------           --------
Increase in net interest income              $ 11,203             $ 297            $  400            $11,900
                                             ========           =======           =======           ========
------------

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

                           PART II - OTHER INFORMATION

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the annual meeting of stockholders of the Company held on February 26, 1997 the stockholders voted on the election of directors to the Company's Board of Directors, the approval of the Company's 1996 Incentive Compensation and Stock Award Plan, and the approval of amendments to the Company's Articles of Incorporation.

         With respect to the election of directors, the stockholders voted in favor of electing (i) Elia J. Giusti for a term ending in 1998; (ii) Bruce Friesner, Irving P. Cohen and Norman E. Mains for terms ending in 1999; and
(iii) Marc D. Jacobson, Anne W. Solloway, Neil Messinger, Marc Lipsitz and Albert J. Finch for terms ending in 2000. Voting on the election of directors was as follows:

                                                      VOTES FOR                  VOTES AGAINST              VOTES ABSTAINING
                                                      ---------                  -------------              ----------------
                  Elia J. Giusti                       869,229                       973                          0
                  Bruce Friesner                       869,229                       973                          0
                  Irving P. Cohen                      869,229                       973                          0
                  Norman E. Mains                      869,229                       973                          0
                  Marc D. Jacobson                     869,229                       973                          0
                  Anne E. Solloway                     866,229                       973                          0
                  Neil Messinger                       869,189                     1,013                          0
                  Marc Lipsitz                         869,229                       973                          0
                  Albert J. Finch                      868,884                     1,318                          0

         The directors not elected at the meeting, whose terms continued after the meeting, are Lawrence H. Blum, Alfred R. Camner, James A. Dougherty, Patricia L. Frost, Allen M. Bernkarnt, Earline G. Ford and Christina Cuervo Migoya.

         The stockholders voted to approve the 1996 Incentive Compensation and Stock Award Plan as follows:

          VOTES FOR                 VOTES AGAINST           VOTES ABSTAINING
          ---------                 -------------           ----------------
           807,353                     18,216                     1,543

         The stockholders voted to approve amendments to the Company's Articles of Incorporation, which amendments eliminated prohibitions against the Company's purchase or other acquisition of its 8% Noncumulative Convertible Preferred Stock, Series 1993, and 9% Noncumulative Perpetual Preferred Stock. Voting on amendments was as follows:


                                            VOTES FOR                VOTES AGAINST          VOTES ABSTAINING
                                            ---------                -------------          ----------------
         Class A Common Stock,
         Class B Common Stock,
         and Series B Preferred
         Stock voting together               821,370                     4,784                       958

         8% Preferred Stock and
         9% Preferred Stock
         voting as a separate class        1,045,337                   146,675                    83,507


ITEM 5.           OTHER INFORMATION

                  None

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

                 (a)      Exhibits

                          11       Calculations of Earnings per Share

                          27.1     Financial Data Schedule

                 (b) The Company filed a current report on Form 8-K dated April 2, 1997, reporting the authorization by the Board of Directors of the Company to purchase up to 100,000 shares of the Company's Class A Common Stock in open market transactions.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                        BANKUNITED FINANCIAL CORPORATION

Date:   August 7, 1997                  By:      /S/ SAMUEL A. MILNE
                                                 ---------------------------
                                                 Samuel A. Milne
                                                 Executive Vice President
                                                 and Chief Financial Officer

                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
                 Form 10-Q for the Quarter Ended June 30, 1997

                                INDEX TO EXHIBITS

                                                                SEQUENTIALLY
EXHIBIT NO.                                                     NUMBERED PAGE
-----------                                                   ---------------

  11     Calculation of Earnings Per Share.......................  26

27.1     Financial Data schedule ................................  28