Form 10-K
period 1997-09-30
BANKUNITED FINANCIAL CORP
filed 1997-12-29
CIK 894490

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

                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                      CLASS A COMMON STOCK, $.01 PAR VALUE
           8% NONCUMULATIVE CONVERTIBLE PREFERRED STOCK, SERIES 1993
                   9% NONCUMULATIVE PERPETUAL PREFERRED STOCK
                               (TITLE OF CLASS)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. YES  X   NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

     The aggregate market value of the Class A Common Stock held by non-affiliates of the Registrant, based upon the average price on December 26, 1997, was $170,746,778.* The other voting securities of the Registrant are not publicly traded.

     The shares of the Registrant's common stock outstanding as of December 26, 1997 were as follows:


                     CLASS                         NUMBER OF SHARES
-----------------------------------------------   -----------------
         Class A Common Stock, $.01 par value          13,871,915
         Class B Common Stock, $.01 par value             285,958

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant's Definitive Proxy Statement for its 1997 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Rule G(3) of the General Instructions for Form 10-K. Information from such Definitive Proxy Statement will be incorporated by reference into
Part III, Items 10, 11, 12 and 13 hereof.
----------------
* Based on reported beneficial ownership of all directors and executive officers of the Registrant; this determination does not, however, constitute an admission of affiliated status for any of these individual stockholders.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I


ITEM 1. BUSINESS


BUSINESS OF BANKUNITED FINANCIAL CORPORATION


GENERAL


     BankUnited Financial Corporation (the "Company" or "BankUnited") is a Florida corporation and the savings and loan holding company for BankUnited, FSB (the "Bank"). The Company currently has seventeen branch offices in South Florida and anticipates opening at least six additional branch offices by September 30, 1998 in its market area, either by acquisition or de novo branching, and may expand into other parts of Florida. The Company's business has traditionally consisted of attracting deposits from the general public and using those deposits, together with borrowings and other funds, to purchase nationwide and to originate in Florida single-family residential mortgage loans, and to a lesser extent, to purchase and originate commercial real estate, commercial business and consumer loans. The Company also invests in tax certificates and other permitted investments. The Company's revenues are derived principally from interest earned on loans, mortgage-backed securities and investments. The Company's primary expenses arise from interest paid on deposits and borrowings and non-interest operating expenses incurred in operations.


     During the past three years the Company has redefined its strategy to increase its emphasis on strategic product niches which management believes are being underserved as South Florida's banks consolidate. Such product niches include commercial business and commercial real estate lending and deposit services for small to mid-sized businesses. The Company also focuses on attracting depositors by stressing convenience, competitive rates and personalized service.


     The Company's operating plan emphasizes (i) rapidly expanding the Company's deposit base by providing convenience, competitive rates and personalized service in its market area and continuing expansion of the Company's branch network through de novo branching or the acquisition of branches of, and mergers with, existing financial institutions; (ii) concentrating lending activities on purchasing single-family residential mortgage loans and originating such loans when market opportunities are favorable; (iii) expanding the Company's commercial and multi-family real estate, commercial business, and real estate construction lending; (iv) increasing non-interest income, and (v) maintaining asset quality.


     The Bank is a member of the Federal Home Loan Bank of Atlanta (the "FHLB") and is subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision (the "OTS") and the Federal Deposit Insurance Corporation (the "FDIC"). Deposits at the Bank are insured by the Savings Association Insurance Fund to the maximum extent permitted by law.


MARKET AREA AND COMPETITION


     The Company conducts operations in South Florida, which geographic region, at December 31, 1996, had a total of approximately $76 billion in deposits at commercial banks, savings institutions, and credit unions (39% of the total of $195 billion of deposits in Florida). The Company intends to continue to establish or acquire branch offices in its market area and may expand into other parts of Florida.


     In 1995, the Company sold its three branch offices on the west coast of Florida, including their deposits which totaled $130.3 million at the date of sale. The sale was pursuant to a strategy designed to take advantage of consolidation trends in banking and growth opportunities in South Florida. Also, as part of this strategy, the Company opened additional Florida branch offices in Boynton Beach in June 1996, West Palm Beach in September 1996, Boca Hamptons in August 1997, Coconut Creek in October 1997 and Aventura in November 1997. On March 29, 1996, the Company acquired The Bank of Florida with total assets of $28.1 million which was merged into the Bank and consolidated into the Bank's

South Miami branch. On November 15, 1996, the Company acquired Suncoast Savings and Loan Association, FSA ("Suncoast"), with total assets of $409.4 million, which was merged into the Bank. On September 19, 1997 the Company signed a definitive agreement to acquire Consumers Bancorp and merge its subsidiary, Consumers Savings Bank, into the Bank. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Acquisitions."


     The Company encounters strong competition in attracting deposits and in its lending activities. Its most direct competition for deposits historically has been from commercial banks, brokerage houses, other savings associations, and credit unions located in the Company's market area, and the Company expects continued strong competition from such financial institutions in the foreseeable future. Within the Company's market area are branch offices of several super-regional commercial banks and savings associations that are substantially larger and that have more extensive operations than does the Company. In addition, many financial institutions formerly independent and operating in South Florida have recently been acquired by larger institutions headquartered in other parts of the state or headquartered out of state. The Company's goal is to compete for savings and other deposits by offering depositors a higher level of personal service, together with a wide range of deposit products offered at competitive rates. The Company believes that this strategy will enable it to attract depositors as the number of local institutions declines and depositors who desire more personal service, particularly retirees, relocate their accounts.


     The competition in originating real estate and other loans comes principally from commercial banks, mortgage banking companies and other savings associations. The Company competes for loan originations primarily through the interest rates and loan fees it charges, the types of loans it offers, and the efficiency and quality of service it provides. The Company purchases residential first mortgage loans in the existing secondary mortgage market and competes with other mortgage purchasers primarily on the basis of price. While the Company has been, and intends to continue to be, primarily a residential lender, the Company has recently increased its emphasis on commercial real estate, construction and commercial lending, as discussed more fully below. Factors that affect competition in lending include general and local economic conditions, current interest rates and volatility of the mortgage markets. As with its deposit products, the Company's strategy is to promote its higher level of personal service and to position itself as a small- to middle-market lender servicing businesses left underserved by larger institutions.


     Management's strategy has included and continues to include evaluating market needs and offering products to meet those needs. The Company will continue to offer products and services that will allow it to control the growth of its assets and liabilities. These new products and services will allow the Company to properly position itself to its customers as a community bank.


FACTORS AFFECTING EARNINGS


     The results of the Company's operations are affected by many factors beyond the Company's control, including general economic conditions and the related monetary and fiscal policies of the federal government. Earnings generated from lending activities are affected by the demand for mortgages and other types of loans, which is in turn affected by the interest rates at which such loans may be offered, and other factors affecting the supply of housing and the availability of funds. Sources and costs of funds, principally deposits and borrowings, are influenced by yields available on competing investments and by general market rates of interest.


     ASSET AND LIABILITY MANAGEMENT. The Company's net earnings depend primarily on its net interest income, which is the difference between interest income received on its interest-earning assets (principally loans, short-term and long-term investments, and mortgage-backed securities) and interest expense paid on its interest-bearing liabilities (principally deposits, FHLB advances, and trust preferred securities). The Company's net interest income is significantly affected by (i) the difference between yields received on its interest-earning assets and the rates paid on its interest-bearing liabilities (the "interest rate spread") and (ii) the relative amounts of its interest-earning assets and interest-bearing liabilities. When interest-earning assets equal or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. When such liabilities exceed such assets, the greater the positive interest rate spread must be in order to produce net interest income. Non-interest sources of income and non-interest expenses also affect the Company's net income. The higher non-interest expenses are, the greater the positive interest rate spread and/or non-interest sources of income must be to produce net income.


     The Company's exposure to interest rate risk is measured as the sensitivity of the value of its financial instruments and net interest income to changes in the level of interest rates. Generally, interest rate risk for a financial institution results from differences in repricing intervals or maturities between interest-earning assets and interest-bearing liabilities. When such differences exist, a change in the level of interest rates will most likely result in an increase or decrease in net interest income. The Company's ability to manage interest rate risk depends upon a number of factors, including competition for loans and deposits in its market area and conditions prevailing in the secondary mortgage market.


     To reduce the adverse impact of increases in market interest rates on the Company's net interest income, the Company has emphasized the origination and purchase of adjustable-rate mortgage loans. At September 30, 1997, 76.1% of the Company's net loans receivable and mortgage-backed securities carried adjustable interest rates. The Company has from time to time acquired longer term fixed-rate mortgage loans when the yields on these interest-earning assets have been deemed advantageous by management. As a part of its asset and liability management strategy, and when market conditions are favorable, the Company attempts to lengthen the maturities of its interest-bearing liabilities
(i) with longer term deposits or (ii) when advantageous, with longer term borrowed funds.


     The Company has rate-sensitive (maturing or subject to repricing within one year) assets that exceed its rate-sensitive liabilities, resulting in a positive cumulative one-year gap position of 4.9% of total assets as of September 30, 1997. This imbalance, when coupled with the deregulation of the restrictions previously imposed on the types of savings products that financial institutions are permitted to offer, subjects the Company's earnings to change based on fluctuations in interest rates. The Company constantly attempts to reduce the sensitivity of its earnings to fluctuations in interest rates by adjusting the average maturities of its interest-bearing liabilities and interest-earning assets. There can be no assurance, however, of the degree to which the Company will be able to effectively maintain the balance of its short-term interest-earning assets as compared to its short-term interest-bearing liabilities and manage the risks to liquidity associated therewith.

     GAP TABLE. The following table sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at September 30, 1997, which are expected to reprice or mature in each of the future time periods shown.

                                                               AT SEPTEMBER 30, 1997
                                                     ------------------------------------------
                                                          INTEREST SENSITIVITY PERIOD (1)
                                                     ------------------------------------------
                                                      6 MONTHS       6 MONTHS      OVER 1 -
                                                       OR LESS       - 1 YEAR      5 YEARS
                                                     -------------- ------------- -------------
                                                               (DOLLARS IN THOUSANDS)
Interest-earning assets:
 Investments, tax certificates, Federal funds sold,
  FHLB overnight deposits and other interest
  earning assets, at cost   ........................   $ 139,450     $  23,108     $  24,397
 Mortgage-backed securities ........................      24,058         7,013        46,488
 Loans:
 Adjustable-rate mortgages  ........................     789,494       416,262       115,574
 Fixed-rate mortgages ..............................      72,257        26,124       152,548
 Commercial and consumer loans .....................      10,182           310         1,704
                                                       ---------     ---------     ---------
  Total loans   ....................................     871,933       442,696       269,826
                                                       ---------     ---------     ---------
  Total interest-earning assets   ..................   1,035,441       472,817       340,711
  Total non-interest-earning assets  ...............          --            --            --
                                                       ---------     ---------     ---------
  Total assets  ....................................   $1,035,441    $ 472,817     $ 340,711
                                                       ==========    =========     =========
Interest-bearing liabilities:
 Customer deposits:
 Money market and NOW accounts .....................       2,916         2,918        23,344
 Passbook accounts .................................       6,018         6,020        48,160
 Certificate accounts ..............................     613,825       195,619       126,429
                                                       ----------    ---------     ---------
  Total customer deposits   ........................     622,759       204,557       197,933
 Borrowings:
 FHLB advances  ....................................     440,000       105,000       125,000
 Trust Preferred   .................................          --            --            --
 Other borrowings  .................................      30,000            --            --
                                                       ----------    ---------     ---------
  Total borrowings .................................     470,000       105,000       125,000
                                                       ----------    ---------     ---------
  Total interest-bearing liabilities ...............   1,092,759       309,557       322,933
Total non-interest-bearing liabilities  ............          --            --            --
Shareholders' equity  ..............................          --            --            --
                                                       ----------    ---------     ---------
  Total liabilities and shareholders' equity  ......   $1,092,759    $ 309,557     $ 322,933
                                                       ==========    =========     =========
Total interest-earning assets less interest-bearing
 liabilities ("GAP")  ..............................   $ (57,318)    $ 163,260     $  17,778
                                                       ==========    =========     =========
Ratio of GAP to total assets   .....................       (2.67)%        7.61%          .83%
                                                       ==========    =========     =========
Cumulative excess (deficiency) of interest-earning
 assets over interest-bearing liabilities  .........   $ (57,318)    $ 105,942     $ 123,720
                                                       ==========    =========     =========
Cumulative excess (deficiency) of interest-earning
 assets over interest-bearing liabilities, as a
 percentage of total assets ...                            (2.67)%        4.94%         5.77%
                                                       ==========    =========     =========


                                                                                   NON-
                                                      OVER 5-       OVER 10-      INTEREST
                                                      10 YEARS       YEARS        EARNING        TOTAL
                                                     ------------- ------------- ------------- -----------
Interest-earning assets:
 Investments, tax certificates, Federal funds sold,
  FHLB overnight deposits and other interest
  earning assets, at cost   ........................  $      --      $     --      $     --     $  186,955
 Mortgage-backed securities ........................     19,202        23,510            --        120,271
 Loans:
 Adjustable-rate mortgages  ........................         --         1,018        10,447      1,332,795
 Fixed-rate mortgages ..............................     96,221        76,818           411        424,379
 Commercial and consumer loans .....................          8            30             8         12,242
                                                      ---------      --------      --------     ----------
  Total loans   ....................................     96,229        77,866        10,866      1,769,416
                                                      ---------      --------      --------     ----------
  Total interest-earning assets   ..................    115,431       101,376        10,866      2,076,642
  Total non-interest-earning assets  ...............         --            --        68,764         68,764
                                                      ---------      --------      --------     ----------
  Total assets  ....................................  $ 115,431      $101,376      $ 79,630     $2,145,406
                                                      =========      ========      ========     ==========
Interest-bearing liabilities:
 Customer deposits:
 Money market and NOW accounts .....................     29,175        19,443        21,436         99,232
 Passbook accounts .................................     60,207        40,152            --        160,557
 Certificate accounts ..............................        230            --            --        936,103
                                                      ---------      --------      --------     ----------
  Total customer deposits   ........................     89,612        59,595        21,436      1,195,892
 Borrowings:
 FHLB advances  ....................................      1,484            --            --        671,484
 Trust Preferred   .................................         --       116,000            --        116,000
 Other borrowings  .................................         --            --            --         30,000
                                                      ---------      --------      --------     ----------
  Total borrowings .................................      1,484       116,000            --        817,484
                                                      ---------      --------      --------     ----------
  Total interest-bearing liabilities ...............     91,096       175,595        21,436      2,013,376
Total non-interest-bearing liabilities  ............         --            --        32,385         32,385
Shareholders' equity  ..............................         --            --        99,645         99,645
                                                      ---------      --------      --------     ----------
  Total liabilities and shareholders' equity  ......  $  91,096      $175,595      $153,466     $2,145,406
                                                      =========      ========      ========     ==========
Total interest-earning assets less interest-bearing
 liabilities ("GAP")  ..............................  $  24,335      $(74,219)     $(73,836)    $       --
                                                      =========      ========      ========     ==========
Ratio of GAP to total assets   .....................       1.13%        (3.46)%       (3.44)%           --
                                                      =========      ========      ========     ==========
Cumulative excess (deficiency) of interest-earning
 assets over interest-bearing liabilities  .........  $ 148,055      $ 73,836
                                                      =========      ========
Cumulative excess (deficiency) of interest-earning
 assets over interest-bearing liabilities, as a
 percentage of total assets ...                            6.90%         3.44%
                                                      =========      ========

---------------
(1) In preparing the table above, certain assumptions have been made with regard to the repricing or maturity of certain assets and liabilities. Assumptions as to prepayments on first and second mortgage loans and mortgage-backed securities were obtained from prepayment rate tables that provide assumptions correlating to recent actual repricing experienced in the marketplace. Assumptions have also been made with regard to payments on tax certificates based on historical experience. Money market, NOW and passbook accounts are assumed to decay based upon duration estimates utilized in the OTS Interest Rate Risk Model. All other assets and liabilities have been repriced based on the earlier of repricing or contractual maturity. The mortgage prepayment rate tables, deposit decay rates and the historical assumptions used regarding payments on tax certificates should not be regarded as indicative of the actual repricing that may be experienced by the Company.

     YIELDS EARNED AND RATES PAID. The following table sets forth certain information relating to the categories of the Company's interest-earning assets and interest-bearing liabilities for the periods indicated. All yield and rate information is calculated on an annualized basis by dividing the income or expense item for the period by the average balances during the period of the appropriate balance sheet item. Net interest margin is calculated by dividing net interest income by average interest-earning assets. Non-accrual loans are included for the appropriate periods, whereas recognition of interest on such loans is discontinued and any remaining accrued interest receivable is reversed, in conformity with generally accepted accounting principles and federal regulations. The yields and net interest margins appearing in the following table have been calculated on a pre-tax basis.

                                          AS OF
                                         9/30/97
                                        YIELD/RATE
                                        -----------
                                        (DOLLARS IN THOUSANDS)
Interest-earning assets:
 Loans receivable, net  ...............     7.44%
 Mortgage-backed securities   .........     6.86
 Short-term investments (1)   .........     6.30
 Tax certificates .....................     8.09
 Long-term investments and FHLB
  stock, net   ........................     7.05
                                           -----
  Total interest-earning assets  ......     7.36
                                           -----
Interest-bearing liabilities:
 NOW/Money Market .....................     2.63
 Savings ..............................     4.66
 Certificate of deposits   ............     5.72
 Trust preferred securites ............    10.17
 FHLB advances and other
  borrowings   ........................     5.86
                                           -----
   Total interest-bearing
    liabilities   .....................     5.79
                                           -----
Excess of interest-earning assets over
 interest-bearing liabilities .........
Net interest income  ..................
Interest rate spread ..................     1.57%
                                           =====
Net interest margin  ..................     1.74%
                                           =====
Ratio of interest-earning assets to
 interest-bearing liabilities .........


                                                                   FOR THE YEAR ENDED SEPTEMBER 30,
                                        ---------------------------------------------------------------------------------------
                                                        1997                                 1996                 1995
                                        ------------------------------------- ----------------------------------- --------------
                                         AVERAGE                   YIELD/      AVERAGE                 YIELD/      AVERAGE
                                         BALANCE        INTEREST    RATE       BALANCE      INTEREST    RATE       BALANCE
                                        --------------- ---------- ---------- ------------- ---------- ---------- -------------
                                                                        (DOLLARS IN THOUSANDS)
Interest-earning assets:
 Loans receivable, net  ...............  $ 1,217,181     $ 94,655     7.78%    $ 540,313      $41,313     7.65%    $ 419,501
 Mortgage-backed securities   .........      103,389        7,035     6.80        62,711        4,250     6.78        59,204
 Short-term investments (1)   .........       27,612        1,613     5.84        41,240        2,359     5.72        23,884
 Tax certificates .....................       41,162        3,171     7.70        34,831        3,018     8.66        37,377
 Long-term investments and FHLB
  stock, net   ........................       33,161        2,300     6.94        17,352        1,192     6.87         7,930
                                         -----------     --------    -----     ---------     --------     ----     ---------
  Total interest-earning assets  ......    1,422,505      108,774     7.65       696,447       52,132     7.49       547,856
                                         -----------     --------    -----     ---------     --------     ----     ---------
Interest-bearing liabilities:
 NOW/Money Market .....................       91,515        2,236     2.44        33,148          775     2.34        41,196
 Savings ..............................      137,912        6,342     4.60        59,965        2,627     4.38        55,950
 Certificate of deposits   ............      735,008       41,558     5.65       313,521       17,389     5.55       276,564
 Trust preferred securites ............       63,008        6,473    10.27            --           --       --            --
 FHLB advances and other
  borrowings   ........................      335,112       19,351     5.77       235,264       13,831     5.88       144,052
                                         -----------     --------    -----     ---------     --------     ----     ---------
   Total interest-bearing
    liabilities   .....................    1,362,555       75,960     5.58       641,898       34,622     5.39       517,762
                                         -----------     --------    -----     ---------     --------     ----     ---------
Excess of interest-earning assets over
 interest-bearing liabilities .........  $    59,950                           $  54,549                           $  30,094
                                         ===========                           =========                           =========
Net interest income  ..................                  $ 32,814                             $17,510
                                                         ========                            ========
Interest rate spread ..................                               2.07%                               2.10%
                                                                     =====                                ====
Net interest margin  ..................                               2.31%                               2.51%
                                                                     =====                                ====
Ratio of interest-earning assets to
 interest-bearing liabilities .........       104.40%                             108.50%                             105.81%
                                         ===========                           =========                           =========


                                                   YIELD/
                                        INTEREST    RATE
                                        ---------- ----------
Interest-earning assets:
 Loans receivable, net  ...............   $30,171     7.19%
 Mortgage-backed securities   .........     4,093     6.91
 Short-term investments (1)   .........     1,491     6.25
 Tax certificates .....................     3,087     8.26
 Long-term investments and FHLB
  stock, net   ........................       577     7.29
                                         --------     ----
  Total interest-earning assets  ......    39,419     7.20
                                         --------     ----
Interest-bearing liabilities:
 NOW/Money Market .....................       875     2.12
 Savings ..............................     2,420     4.33
 Certificate of deposits   ............    14,554     5.26
 Trust preferred securites ............        --       --
 FHLB advances and other
  borrowings   ........................     8,456     5.87
                                         --------     ----
   Total interest-bearing
    liabilities   .....................    26,305     5.08
                                         --------     ----
Excess of interest-earning assets over
 interest-bearing liabilities .........
Net interest income  ..................   $13,114
                                         ========
Interest rate spread ..................               2.12%
                                                      ====
Net interest margin  ..................               2.39%
                                                      ====
Ratio of interest-earning assets to
 interest-bearing liabilities .........

---------------
(1) Short-term investments include FHLB overnight deposits, securities purchased under agreements to resell, federal funds sold and certificates of deposit.

     RATE/VOLUME ANALYSIS. The following table presents, for the periods indicated, the changes in interest income and the changes in interest expense attributable to the changes in interest rates and the changes in the volume of interest-earning assets and interest-bearing liabilities. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) changes in volume (change in volume multiplied by prior year rate); (ii) changes in rate (change in rate multiplied by prior year volume); (iii) changes in rate/volume (change in rate multiplied by change in volume); and (iv) total changes.


                                                 YEAR ENDED SEPTEMBER 30,
                                     ------------------------------------------------
                                                       1997 V. 1996
                                     ------------------------------------------------
                                                   INCREASE (DECREASE)
                                                          DUE TO
                                     ------------------------------------------------
                                     CHANGES     CHANGES     CHANGES       TOTAL
                                       IN          IN          IN         INCREASE
                                      VOLUME      RATE     RATE/VOLUME   (DECREASE)
                                     ----------- --------- ------------- ------------
                                                  (DOLLARS IN THOUSANDS)
Interest income attributable to:
 Loans   ...........................  $52,842     $   53     $    447      $53,342
 Mortgage-backed securities and
  collateralized mortgage
  obligations  .....................    2,757         17           11        2,785
 Short-term investments (1)   ......     (780)        49          (15)        (746)
 Tax Certificates ..................      549       (335)         (61)         153
 Long-term investments and
  FHLB stock   .....................    1,078         28            2        1,108
                                      -------     ------     --------      -------
  Total interest-earning assets  ...   56,446       (188)         384       56,642
                                      -------     ------     --------      -------
Interest expense attributable to:
NOW/Money Market  ..................    1,365         35           61        1,461
Savings  ...........................    3,415        131          169        3,715
Certificates of Deposit ............   23,377        338          454       24,169
Trust preferred securities .........       --         --        6,473        6,473
FHLB advances and other
 borrowings ........................    5,855       (233)        (102)       5,520
                                      -------     ------     --------      -------
  Total interest-bearing
   liabilities .....................   34,012        271        7,055       41,338
                                      -------     ------     --------      -------
Increase (decrease) in net interest
 income  ...........................  $22,434     $ (459)    $ (6,671)     $15,304
                                      =======     ======     ========      =======

                                               YEAR ENDED SEPTEMBER 30,
                                     ---------------------------------------------
                                                     1996 V. 1995
                                     ---------------------------------------------
                                                  INCREASE (DECREASE)
                                                        DUE TO
                                     ---------------------------------------------
                                      CHANGES   CHANGES    CHANGES       TOTAL
                                        IN        IN          IN        INCREASE
                                      VOLUME     RATE     RATE/VOLUE   (DECREASE)
                                     ---------- --------- ------------ -----------
Interest income attributable to:
 Loans   ...........................  $ 8,689    $1,905      $548       $11,142
 Mortgage-backed securities and
  collateralized mortgage
  obligations  .....................      242       (81)         (4)        157
 Short-term investments (1)   ......    1,088      (127)      (93)          868
 Tax Certificates ..................     (210)      152       (11)          (69)
 Long-term investments and
  FHLB stock   .....................      687       (33)      (39)          615
                                      -------    ------      ------     -------
  Total interest-earning assets  ...   10,496     1,816       401        12,713
                                      -------    ------      ------     -------
Interest expense attributable to:
NOW/Money Market  ..................     (171)       88       (17)         (100)
Savings  ...........................      173        31         3           207
Certificates of Deposit ............    1,946       785       104         2,835
Trust preferred securities .........       --                  --            --
FHLB advances and other
 borrowings ........................    5,354        13         8         5,375
                                      -------    ------      ------     -------
  Total interest-bearing
   liabilities .....................    7,302       917        98         8,317
                                      -------    ------      ------     -------
Increase (decrease) in net interest
 income  ...........................  $ 3,194    $  899      $303       $ 4,396
                                      =======    ======      ======     =======

---------------
(1) Short-term investments include FHLB overnight deposits, securities purchased under agreements to resell, federal funds sold and certificates of deposit.

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


     LOAN PORTFOLIO. The Company's loan portfolio primarily consists of adjustable-rate mortgage loans ("ARMs") and, to a lesser extent, fixed-rate mortgage loans secured by one-to-four family residential and commercial real estate. As of September 30, 1997, the Company's loan portfolio totaled $1.8 billion, of which $1.6 billion or 88.3 % consisted of one-to-four family residential first mortgages. At the present time, the Company's residential real estate loans are primarily "conventional" loans not insured by the Federal Housing Administration (the "FHA") or guaranteed by the Veterans Administration (the "VA"). The Company is, however, approved to originate FHA and VA loans. As of September 30, 1997, the remainder of the Company's loan portfolio consisted of $130.2 million of commercial real estate loans (7.4 % of total loans); five-or-more units residential real estate loans of $32.2 million (1.8 % of total loans, net); $6.0 million of second mortgage loans (.3 % of total loans, net); $1.7 million of consumer loans (.1% of total loans, net); $10.9 million of commercial business loans (.6 % of total loans, net); and $15.5 million of other loans (.9% of total loans, net).


     At September 30, 1997, the Company's loan portfolio included $93.9 million of residential mortgage loans to non-resident aliens. See "Residential Mortgage Loan Purchases and Originations" for additional information on the Company's loans to non-resident aliens.


     Set forth below is a table showing the Company's loan origination, purchase and sale activity for the periods indicated.

                                                                           YEAR ENDED SEPTEMBER 30,
                                                                  ------------------------------------------
                                                                     1997          1996           1995
                                                                  ------------   ------------   ------------
                                                                                (IN THOUSANDS)
Total loans receivable, net, at beginning of period (1)  ......   $ 646,385      $ 453,350       $ 413,287
Loans originated:
 Residential real estate   ....................................     159,533         65,954          54,438
 Commercial business and consumer   ...........................      18,804         16,705           7,556
                                                                  ----------     ---------       ---------
  Total loans originated   ....................................     178,337         82,659          61,994
Loans acquired in Suncoast/Bank of Florida mergers (2)   ......     341,394          8,116              --
Loans purchased (3)  ..........................................     913,653        242,099          76,081
Loans sold  ...................................................     (39,934)        (4,356)         (2,449)
Principal repayments and amortization of discounts
  and premiums ................................................    (271,212)      (133,836)        (93,787)
Loans charged off .............................................        (604)          (493)           (594)
Transfers to real estate owned, net ...........................      (2,296)        (1,154)         (1,182)
                                                                  ----------     ---------       ---------
  Total loans receivable, net, at end of period(1) ............   $1,765,723     $ 646,385       $ 453,350
                                                                  ==========     =========       =========

----------------
(1) Includes loans held for sale.
(2) Loans acquired in the Suncoast merger included $230.7 million of one-to-four family residential real estate loans, $95.8 million of commercial real estate loans and $14.9 million of other types of loans.
(3) All loans purchased are one-to-four family residential real estate loans except for the purchase of $32.0 million of commercial real estate loans in fiscal 1996.

     The following table sets forth certain information with respect to the composition of the Company's loan portfolio, including mortgage loans held for sale, as of the dates indicated.


                                           AS OF SEPTEMBER 30,
                             -----------------------------------------------
                                       1997                    1996
                             ------------------------ ----------------------
                               AMOUNT       PERCENT    AMOUNT      PERCENT
                             -------------- --------- ------------ ---------
                                         (DOLLARS IN THOUSANDS)
First mortgage loans:
 One-to four-family
  residential loans   ......  $1,559,823       88.3%   $568,203       87.9%
 Five or more units
  residential loans   ......      32,163        1.8      12,559        2.0
 Commercial  ...............     130,197        7.4      49,318        7.6
 Construction   ............       7,477         .4          --         --
 Land  .....................       7,997         .5       2,687         .4
Second mortgages loans   .         5,992         .3       2,748         .4
                              ----------      -----    --------      -----
  Total first
   and second
   mortgage loans  .........   1,743,649       98.7     635,515       98.3
                              ----------      -----    --------      -----
Consumer loans  ............       1,748         .1       2,687         .4
Commercial business
 loans .....................      10,890         .6       5,822         .9
                              ----------      -----    --------      -----
  Total loans
   receivable   ............   1,756,287       99.4     643,985       99.6
                              ----------      -----    --------      -----
Deferred loan fees,
 premiums and
 (discounts) ...............      13,129         .8       4,558         .7
Allowance for loan losses         (3,693)     (  .2)     (2,158)     (  .3)
                              ----------      -----    --------      -----
  Loans receivable,
   net .....................  $1,765,723      100.0%   $646,385      100.0%
                              ==========      =====    ========      =====

                                      1995                   1994                   1993
                             ---------------------- ---------------------- -----------------------
                              AMOUNT      PERCENT    AMOUNT      PERCENT    AMOUNT      PERCENT
                             ------------ --------- ------------ --------- ------------ ----------
First mortgage loans:
 One-to four-family
  residential loans   ......  $432,472       95.4%   $393,933       95.3%   $298,342       96.1%
 Five or more units
  residential loans   ......     1,124        0.2       2,164        0.5         705        0.2
 Commercial  ...............    10,223        2.3       4,469        1.1         748        0.2
 Construction   ............       200        0.1          --         --       2,248        0.7
 Land  .....................       450        0.1       1,095        0.3       1,099        0.4
Second mortgages loans   .       2,412        0.5       2,616        0.6         623        0.2
                              --------      -----    --------      -----    --------      -----
  Total first
   and second
   mortgage loans  .........   446,881       98.6     404,277       97.8     303,765       97.8
                              --------      -----    --------      -----    --------      -----
Consumer loans  ............       920        0.2       2,336        0.6       2,786        0.9
Commercial business
 loans .....................     3,632        0.8       4,732        1.1       3,665        1.2
                              --------      -----    --------      -----    --------      -----
  Total loans
   receivable   ............   451,433       99.6     411,345       99.5     310,216       99.9
                              --------      -----    --------      -----    --------      -----
Deferred loan fees,
 premiums and
 (discounts) ...............     3,386        0.7       2,783        0.7       1,409        0.5
Allowance for loan losses       (1,469)     ( 0.3)       (841)     ( 0.2)     (1,184)     ( 0.4)
                              --------      -----    --------      -----    --------      -----
  Loans receivable,
   net .....................  $453,350      100.0%   $413,287      100.0%   $310,441      100.0%
                              ========      =====    ========      =====    ========      =====

     The following table sets forth, as of September 30, 1997, the amount of loans (including mortgage loans held for sale) by category and expected principal repayments by year.

                                        OUTSTANDING AT
                                      SEPTEMBER 30, 1997     1998       1999
                                      -------------------- ---------- ----------
                                                (DOLLARS IN THOUSANDS)
First mortgage loans:
 One-to-four family residential            $1,559,823       $343,918   $257,389
 Five-or-more units residential   .            32,163          4,312      3,751
 Commercial  ........................         130,197         68,154     19,612
 Construction   .....................           7,477          5,301      1,394
 Land  ..............................           7,997          5,571      2,239
Second mortgage loans ...............           5,992          1,315      1,122
                                           ----------       --------   --------
 Total first and second mortgage
  loans   ...........................       1,743,649        428,571    285,507
                                           ----------       --------   --------
 Consumer loans .....................           1,748          1,043        705
 Commercial business loans  .........          10,890          7,723      3,167
                                           ----------       --------   --------
  Total loans   .....................      $1,756,287       $437,337   $289,379
                                           ==========       ========   ========

                                                             2002-      2004-      2008 AND
                                        2000       2001       2003       2007     THEREAFTER
                                      ---------- ---------- ---------- ---------- -----------
First mortgage loans:
 One-to-four family residential        $198,224   $153,567   $213,382   $216,351    $176,992
 Five-or-more units residential   .       6,674      2,399      3,894     11,133          --
 Commercial  ........................    11,239     11,239      9,978      9,975          --
 Construction   .....................       764         18         --         --          --
 Land  ..............................        95         92         --         --          --
Second mortgage loans ...............       956        812      1,265        522          --
                                       --------   --------   --------   --------   ---------
 Total first and second mortgage
  loans   ...........................   217,952    168,127    228,519    237,981     176,992
                                       --------   --------   --------   --------   ---------
 Consumer loans .....................        --         --         --         --          --
 Commercial business loans  .........        --         --         --         --          --
                                       --------   --------   --------   --------   ---------
  Total loans   .....................  $217,952   $168,127   $228,519   $237,981    $176,992
                                       ========   ========   ========   ========   =========

     Applicable regulations permit the Company to engage in various categories of secured and unsecured commercial and consumer lending, in addition to residential real estate financing, subject to limitations on the percentage of total assets attributable to certain categories of loans. An additional limitation imposed by regulation requires that certain types of loans only be made in aggregate amounts that do not exceed specified percentages of the institution's capital. As of September 30, 1997, 33.7% of the Company's gross loans receivable (27.8% of total assets) were secured by properties located in Florida and 13.8 % of gross loans receivable (11.4% of total assets) were secured by properties located in California. Because of this concentration, regional economic circumstances in those states could affect the level of the Company's non-performing loans.

     The following table sets forth, as of September 30, 1997 the distribution of the amount of the Company's loans (including mortgage loans held for sale) by state.



                                          OUTSTANDING ON
STATE                                   SEPTEMBER 30, 1997
-------------------------------------   -------------------
                                          (IN THOUSANDS)
   Florida(l)   .....................       $  596,327
   California   .....................          243,722
   Illinois  ........................           95,141
   Michigan  ........................           90,447
   Colorado  ........................           66,069
   Massachusetts   ..................           61,652
   Virginia  ........................           59,046
   Maryland  ........................           49,529
   New Jersey   .....................           48,182
   Texas  ...........................           39,678
   Ohio   ...........................           36,801
   New York  ........................           34,569
   Arizona   ........................           34,470
   Georgia   ........................           34,273
   Connecticut  .....................           33,096
   Pennsylvania .....................           28,928
   Washington   .....................           27,613
   North Carolina  ..................           17,146
   Missouri  ........................           15,677
   Minnesota ........................           12,472
   Utah   ...........................           11,239
   Tennessee ........................           10,822
   Oregon ...........................           10,054
   Nevada ...........................            9,465
   South Carolina  ..................            8,839
   Kentucky  ........................            7,261
   Indiana   ........................            7,204
   Washington, DC  ..................            6,873
   Kansas ...........................            6,073
   Wisconsin ........................            4,913
   Alabama   ........................            4,867
   Oklahoma  ........................            4,273
   New Mexico   .....................            3,502
   Rhode Island .....................            2,981
   Louisiana ........................            2,637
   Idaho  ...........................            2,612
   Hawaii ...........................            2,036
   Maine  ...........................            1,664
   Alaska ...........................            1,654
   Arkansas  ........................            1,606
   Mississippi  .....................            1,505
   Iowa   ...........................            1,216
   New Hampshire   ..................            1,211
   Others(2) ........................            3,912
   Not secured by real estate  ......           13,030
                                            ----------
    Total ...........................       $1,756,287
                                            ==========

----------------
(1) Does not include $49.3 million of tax certificates representing liens secured by properties in Florida.
(2) Less than $1 million in any one state.

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


     The Company's ARMs generally have interest rates that adjust monthly, semi-annually or annually at a margin over the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of one year published by the Federal Reserve or the Eleventh District Cost of Funds Index ("COFI"). The maximum interest rate adjustment of the Company's ARMs is generally 1% semi-annually and 6% over the life of the loan, above or below the initial rate on the loan for semi-annual adjustables, or 2% annually and 6% over the life of the loan, above or below the initial rate on the loan for annual adjustables. The Company's COFI loans with monthly adjustable interest rates generally provide for a 7.5% cap on monthly payment increases from one annual payment adjustment to the next, except at the end of five years, when monthly payments may be adjusted by more than the payment increase cap in order to provide for the complete amortization by maturity. Because of the payment cap and the different times at which interest rate adjustments and payment adjustments are made on these loans, monthly payments on certain loans may not be sufficient to pay the interest accruing on the loan. The amount of any shortage is added to the principal balance of the loan to be repaid through future monthly payments to the Company ("negative amortization"). If the loan-to-value ratio is high, negative amortization could significantly increase the risk associated with the loan; the Company's management, however, believes that this risk is mitigated due to the relative stability of the index used and to conservative underwriting policies.


     The Company generally purchases or originates loans with "teaser" rates that are below market rates during an initial period after the loan is originated. For loans with teaser rates, the borrower's ability to repay is determined upon fully indexed rates. The Company underwrites these loans pursuant to its underwriting guidelines prior to purchase. As of September 30, 1997 there were approximately $538.7 million of loans with teaser rates.


     Applicable regulations permit the Company to lend up to 100% of the appraised value of the real property securing a loan ("loan-to-value ratio"). The Company, however, generally does not make or acquire loans with loan-to-value ratios that exceed 80% at origination. When terms are favorable, the Company may purchase or originate single-family mortgage loans with loan-to-value ratios between 80% and 95%. In most of these cases, the Company will, as a matter of policy, require the borrower to obtain private mortgage insurance which insures that portion of the loan exceeding the 80% loan-to-value ratio, thereby reducing the risk to no more than 80% of appraised value.


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

     The Company has adopted written, non-discriminatory underwriting standards for use in the underwriting and review of every loan considered for origination or purchase. These underwriting standards are reviewed and approved annually by the Company's Board of Directors. The Company's underwriting standards for residential mortgage loans generally conform (except as to principal balance and with regard to certain loans discussed below, as to the borrower's citizenship and related factors) to standards established by Fannie Mae ("FNMA") and the Federal Home Loan Mortgage Corporation (the "FHLMC"). A loan application is obtained or reviewed by the Company's underwriters to determine the borrower's ability to repay, and confirmation of the more significant information is obtained through the use of credit reports, financial statements, and employment and other verifications.


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


     At September 30, 1997, approximately $93.9 million, or 5.3%, of the Company's gross loans receivable are first mortgage loans to non-resident aliens secured by single-family residences located in Florida. These loans are purchased and originated by the Company in a manner similar to that described above for other residential loans. Loans to non-resident aliens generally afford the Company an opportunity to receive rates of interest higher than those available from other single-family residential loans. Nevertheless, such loans generally involve a greater degree of risk than other single-family residential mortgage loans. The ability to obtain access to the borrower is more limited for non-resident aliens, as is the ability to attach or verify assets located in foreign countries. The Company has attempted to minimize these risks through its underwriting standards for such loans (including generally lower loan-to-value ratios and qualification based on verifiable assets located in the United States).


     The Company has also established a correspondent mortgage banking operation for the origination of single-family residential mortgage loans in its market area. This correspondent operation consists of a network of mortgage brokers and lenders in South Florida that generate mortgage loans for the Company. Originations in the correspondent program, together with branch lending, reached $159.5 million in fiscal 1997 and $66.0 million for the year ended September 30, 1996.


     Beginning in the Company's fiscal 1997 fourth quarter, management began a program to sell approximately 50% to 75% of the Company's internally generated residential loans. In the fourth quarter, a package of residential loans totalling $30.1 million was sold for a gain of $523,000. In addition, as part of starting this program, the Company reclassified $93.5 million of its internally generated portfolio of residential loans as available for sale in the fourth quarter. It is currently the Company's intention that future loans classified as available for sale will be identified and so classified at time of origination. Loans held for sale as of September 30, 1997 were $104.3 million.

     COMMERCIAL REAL ESTATE LENDING. The Company's commercial real estate lending division originates or purchases multi-family and commercial real estate loans from approximately $250,000 to $5.0 million. The Company's strategy is to promote commercial lending together with private banking, as both areas seek to develop long-term relationships with select businesses, real estate borrowers, and professionals. At September 30, 1997, the Company had $130.2 million of commercial real estate loans, representing a total of 7.4% of the Company's loan portfolio before net items. The Company's commercial real estate loan portfolio includes loans secured by apartment buildings, office buildings, warehouses, retail stores and other properties, which are located in the Company's primary market area. Commercial real estate loans generally are originated in amounts up to 75% of the appraised value of the property securing the loan. In determining whether to originate or purchase multi-family or commercial real estate loans, the Company also considers such factors as the financial condition of the borrower and the debt service coverage of the property. Commercial real estate loans are made at both fixed and adjustable interest rates for terms of up to 10 years.


     REAL ESTATE CONSTRUCTION LENDING. The Company makes real estate construction loans to individuals for the construction of their residences, as well as to builders and real estate developers for the construction of one-to-four-family residences and commercial and multi-family real estate. At September 30, 1997, the Company had $7.5 million of construction loans representing a total of .4% of the Company's loan portfolio before net items.


     COMMERCIAL BUSINESS LENDING. Commercial business loans totaled $10.9 million as of September 30, 1997 representing .6 % of total loans. In its commercial business loan underwriting, the Company evaluates the value of the collateral securing the loan and assesses the borrower's creditworthiness and ability to repay. While commercial business loans generally are made for shorter terms and at higher yields than one-to-four-family residential loans, such loans generally involve a higher level of risk than one-to-four-family residential loans because the risk of borrower default is greater and the collateral may be more difficult to liquidate and more likely to decline in value.


     LOAN PORTFOLIO QUALITY. Federal regulations require a savings institution to review its assets on a regular basis and, if appropriate, to classify assets as "substandard," "doubtful," or "loss" depending on the likelihood of loss. General allowances for loan losses are required to be established for assets classified as substandard or doubtful. For assets classified as loss, the institution must either establish specific allowances equal to the amount classified as a loss or charge off such amount. Assets that do not require classification as substandard but that possess credit deficiencies or potential weaknesses deserving management's close attention are required to be designated as "special mention." The deputy director of the appropriate OTS regional office may approve, disapprove or modify any classifications of assets and any allowance for loan losses established.


     Additionally, under standard banking practices, an institution's asset quality is also measured by the level of non-performing loans in the institution's portfolio. Non-performing loans consist of (i) non-accrual loans;
(ii) loans that are more than 90 days contractually past due as to interest or principal but that are well-secured and in the process of collection or renewal in the normal course of business; and (iii) loans that have been renegotiated to provide a deferral of interest or principal because of a deterioration in the financial condition of the borrower. The Company issues delinquency notices to borrowers when loans are 30 or more days past due. The Company places conventional mortgage loans on non-accrual status when more than 90 days past due, unless the loan is fully secured and in the process of collection. When a loan is placed on non-accrual status, the Company reverses all accrued and uncollected interest. The Company also begins appropriate legal procedures to obtain repayment of the loan or otherwise satisfy the obligation.

     As of September 30, 1997, the Company had $14.6 million in substandard assets of which $14.3 million are included in non-performing assets. Substandard assets consisted of the following:


                                                        AS OF SEPTEMBER 30, 1997
                                                        -------------------------
                                                             (IN THOUSANDS)
         One-to-four family residential loans  ......            $10,087
         Commercial real estate .....................              2,517
         Consumer and business loans  ...............                150
         REO  .......................................                611
         Tax certificates ...........................              1,247
                                                                 -------
          Total Substandard Assets ..................            $14,612
                                                                 =======

     In addition, $336,000 of tax certificates, for which reserves have been established, were classified as loss as of September 30, 1997.


     The following table sets forth information regarding the Company's allowance for loan losses for the periods indicated:


                                                                              FOR THE YEARS ENDED SEPTEMBER 30,
                                                                -------------------------------------------------------------
                                                                 1997         1996         1995        1994          1993
                                                                ----------   ----------   ---------   -----------   ---------
                                                                                       (IN THOUSANDS)
Allowance for loan losses, balance (at beginning of
 period)  ...................................................    $2,158       $1,469       $  841      $  1,184      $  265
Provisions (credit) for loan losses  ........................     1,295         (120)       1,221         1,187       1,052
Allowance from Suncoast/Bank of Florida .....................       775          183           --            --          --
Allocation from discounts on loans purchased  ...............        --           --           --            --          90
Loans charged off:
One-to-four family residential loans ........................      (604)        (493)        (535)       (1,582)       (223)
Commercial and other  .......................................        --           --          (59)           --          --
                                                                 ------       ------       ------      --------      ------
 Total                                                             (604)        (493)        (594)       (1,582)       (223)
                                                                 ------       ------       ------      --------      ------
Recoveries:
One-to-four family residential loans ........................        48        1,119            1            52          --
Commercial and other  .......................................        21           --           --            --          --
                                                                 ------       ------       ------      --------      ------
 Total                                                               69        1,119            1            52          --
                                                                 ------       ------       ------      --------      ------
Allowance for loan losses, balance (at end of period)  ......    $3,693       $2,158       $1,469      $    841      $1,184
                                                                 ======       ======       ======      ========      ======

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

     The following table sets forth the allocation of general allowance for loan losses by loan category for the periods indicated.


                                                                        AS OF SEPTEMBER 30,
                                           -----------------------------------------------------------------------------
                                                     1997                       1996                      1995
                                           ------------------------   ------------------------   -----------------------
                                                       % OF LOANS                 % OF LOANS                 % OF LOANS
                                                        IN EACH                    IN EACH                    IN EACH
                                                      CATEGORY TO                CATEGORY TO                CATEGORY TO
                                           AMOUNT     TOTAL LOANS     AMOUNT     TOTAL LOANS     AMOUNT     TOTAL LOANS
                                           --------   -------------   --------   -------------   --------   ------------
                                                                      (DOLLARS IN THOUSANDS)
Balance at end of period
 applicable to:
One-to-four family residential
 mortgages   ...........................    $1,873         89.2%       $1,381         88.6%       $1,207        95.9%
Commercial and other loans  ............     1,787         10.8           739         11.4%          168         4.1%
Unallocated  ...........................        33         N/A             38         N/A             94        N/A
                                            ------         ----        ------         ----        ------        ----
Total allowances for loan losses  ......    $3,693        100.0%       $2,158        100.0%       $1,469       100.0%
                                            ======        =====        ======        =====        ======       =====

     For additional information regarding the Company's allowance for loan losses and the credit quality of the Company's assets, see "Management's Discussion and Analysis of Financial Condition and Results of
Operations--Description of Financial Condition Changes for the Years Ended September 30, 1997, 1996, and 1995--Credit Quality."


INVESTMENTS AND MORTGAGE-BACKED SECURITIES


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


     Mortgage-backed securities are primarily acquired for their liquidity, yield, and credit characteristics. Such securities may be used as collateral for borrowing or pledged as collateral for certain deposits, including public funds deposits. Mortgage-backed securities acquired include fixed and adjustable rate agency securities (GNMA, FNMA and FHLMC), private issue securities and collateralized mortgage obligations.

     The following table sets forth information regarding the Company's investments and mortgage-backed securities as of the dates indicated. Amounts shown are historical amortized cost. For additional information regarding the Company's investments and mortgage-backed securities, including the carrying values and approximate market values of such securities, see Notes 1 and 5 of the Notes to Consolidated Financial Statements.

                                                    AS OF SEPTEMBER 30,
                                       ---------------------------------------------
                                         1997            1996            1995
                                       -------------   -------------   -------------
                                                  (DOLLARS IN THOUSANDS)
Federal funds sold   ...............    $      --       $     400       $     400
Federal agency securities  .........       23,283           4,985           4,675
FHLB overnight deposits ............       79,413          28,253          31,813
Tax certificates  ..................       49,283          40,088          39,544
Mortgage-backed securities .........      120,271          70,165          52,998
Other ..............................        1,377           1,711              11
                                        ---------       ---------       ---------
 Total investment securities  ......    $ 273,627       $ 145,602       $ 129,441
                                        =========       =========       =========
 Weighted average yield ............         6.91%           7.09%           7.43%
                                        =========       =========       =========

     The following table sets forth information regarding the maturities of the Company's investments as of September 30, 1997. Amounts shown are book values.


                                                                              PERIODS TO MATURITY
                                                                            FROM SEPTEMBER 30, 1997
                                                           ---------------------------------------------------------
                                           AS OF            WITHIN          1 THROUGH     5 THROUGH       OVER
                                     SEPTEMBER 30, 1997     1 YEAR           5 YEARS       10 YEARS     10 YEARS
                                     -------------------   --------------   -----------   -----------   ------------
                                                                     (IN THOUSANDS)
Federal agency securities   ......       $  23,283          $       --       $ 23,283      $     --      $     --
FHLB overnight deposits  .........          79,413              79,413             --            --            --
Mortgage-backed securities  ......         120,271              31,071         46,488        19,202        23,510
Tax certificates (1)  ............          49,283              49,283             --            --            --
Other  ...........................           1,377                 254          1,113            10            --
                                         ---------          ----------       --------      --------      --------
 Total ...........................       $ 273,627          $  160,021       $ 70,884      $ 19,212      $ 23,510
                                         =========          ==========       ========      ========      ========
 Weighted average yield  .........            6.91%               6.97%          6.70%         7.06%         7.06%
                                         =========          ==========       ========      ========      ========

----------------
(1) Maturities are based on historical experience.


MORTGAGE LOAN SERVICING


     Prior to November 1996, the Company primarily serviced mortgage loans only for its portfolio. With the acquisition of Suncoast on November 15, 1996, the Company acquired a servicing portfolio consisting of 19,487 loans owned by outside investors.


     Servicing agreements generally provide for loan servicing fees ranging from 0.25% to 0.50% per annum of the declining principal amount of the loans, plus any late charges or other ancillary fees. Loan servicing fees for loans serviced under mortgage-backed securities programs are either subject to negotiation with the sponsoring agency or in certain instances set by the sponsoring agency. Servicing fees for loans sold to private investors are determined by agreement with the investor. Income from servicing is calculated based upon the contractual servicing fee, net of amortization of the carrying value of the loan servicing rights.


     The Company is subject to certain costs and risks related to servicing delinquent loans. Servicing agreements relating to the mortgage-backed security programs of FNMA and FHLMC require the servicer to advance funds to make scheduled payments of interest, taxes and insurance, and in some instances principal, if such payments have not been received from the borrowers. However, the

Company recovers substantially all of the advanced funds upon cure of default by the borrower, or through foreclosure proceedings and claims against agencies or companies that have insured or guaranteed the loans. Certain servicing agreements for loans sold directly to other investors require the Company to remit funds to the loan purchaser only upon receipt of payments from the borrower and, accordingly, the investor bears the risk of loss. The Company, however, is subject to the risk that declines in the market rates of interest for mortgage loans or other economic conditions will result in a revaluation of its servicing assets as borrowers refinance or otherwise prepay higher interest rate loans.


     The following table sets forth, by category of investor, the composition of the acquired servicing portfolios of the Company as of the dates indicated:



                                                                           NOVEMBER 15, 1996
                                       SEPTEMBER 30, 1997                (SUNCOAST ACQUISITION)
                                --------------------------------   ----------------------------------
                                 # OF                    BOOK       # OF                      BOOK
                                LOANS     PRINCIPAL      VALUE      LOANS      PRINCIPAL      VALUE
                                -------   -----------   --------   --------   ------------   --------
                                                           (IN THOUSANDS)
GNMA ........................       --      $     --     $   --      5,791     $  299,183     $ 4,952
FNMA ........................    1,297       102,805      1,514      1,462        117,856       1,690
FHLMC   .....................    2,903       246,557      2,318      3,425        295,392       2,758
Private investors   .........      472        68,906        951        337         50,741         626
FDIC/RTC-subservicing  ......       --            --         --      7,087        150,317          --
Private subservicing   ......      320        14,275         --      1,385        190,350          --
                                 -----     ---------     ------      -----     ----------     -------
                                 4,992      $432,543     $4,783     19,487     $1,103,839     $10,026
                                 =====     =========     ======     ======     ==========     =======

     In the second quarter of 1997, the GNMA mortgage servicing portfolio was sold at its fair market value recognized in purchase accounting. As of August 31, 1997, the Company transferred the FDIC/ RTC subservicing portfolios to a third party servicer. These actions were taken to increase the Company's profitability from mortgage loan servicing.


SOURCES OF FUNDS


     The Company's primary sources of funds for its investment and lending activities are customer deposits, loan repayments, funds from operations, the Company's capital (including trust preferred securities) and FHLB advances.


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


     The Company has placed increasing reliance on passbook accounts, money market accounts, certificates of deposit and other savings alternatives that are more responsive to market conditions than long-term, fixed-rate certificates. While market-sensitive savings instruments permit the Company to reduce its cost of funds during periods of declining interest rates, such savings instruments also increase the Company's vulnerability to periods of high interest rates. There are no regulatory interest rate ceilings on the Company's accounts.

     The following table sets forth information concerning the Company's deposits by account type and the weighted average nominal rates at which interest is paid thereon as of the dates indicated:


                                                                            AS OF SEPTEMBER 30,
                                                 -------------------------------------------------------------------------
                                                           1997                       1996                    1995
                                                 -------------------------   -----------------------   -------------------
                                                   AMOUNT        RATE         AMOUNT       RATE         AMOUNT       RATE
                                                 ------------   ----------   ----------   ----------   ----------   ------
                                                                          (DOLLARS IN THOUSANDS)
Passbook accounts:
 Regular  ....................................    $  160,522       4.66%     $ 73,741        4.44%     $ 50,327     3.04%
 Holiday club   ..............................            35       2.00            39        2.00            46      2.00
                                                  ----------                 --------                  --------
  Total passbook accounts   ..................       160,557                   73,780                    50,373
                                                  ----------                 --------                  --------
Checking:
 Insured money market ........................        20,325       4.00        16,556        3.87         7,733      2.68
 NOW and non-interest-bearing accounts  ......        78,907       2.28        24,566        1.49        18,157      2.17
                                                  ----------                 --------                  --------
  Total transaction accounts   ...............        99,232                   41,122                    25,890
                                                  ----------                 --------                  --------
  Total passbook and checking accounts  ......       259,789                  114,902                    76,263
                                                  ----------                 --------                  --------
Certificates:
 30-89-day certificates of deposit   .........            --         --            --          --            91      2.73
 3-5-month certificates of deposit   .........        18,674       4.94         7,114        4.67         1,465      4.78
 6-8-month certificates of deposit   .........       439,091       5.67       159,850        5.40        93,684      5.65
 9-11-month certificates of deposit  .........        15,721       5.66        20,279        5.45         5,654      5.55
 12-17-month certificates of deposit .........       307,305       5.73       124,637        5.49        79,637      5.90
 18-23-month certificates of deposit .........        20,410       5.80        12,375        5.79        12,382      5.37
 24-29-month certificates of deposit .........        58,279       5.84        42,875        5.94        18,593      5.57
 30-35-month certificates of deposit .........        12,517       5.85         1,774        5.57         2,868      4.99
 36-60-month certificates of deposit .........        64,106       6.07        22,300        5.93        19,437      5.81
                                                  ----------                 --------                  --------
  Total certificates  ........................       936,103                  391,204                   233,811
                                                  ----------                 --------                  --------
   Total  ....................................    $1,195,892                 $506,106                  $310,074
                                                  ==========                 ========                  ========
    Weighted average rate   ..................                     5.32%                     5.11%                  4.99%

     The following table sets forth information by various rate categories regarding the amounts of the Company's certificate accounts (under $100,000) as of September 30, 1997 that mature during the periods indicated:

                                                                  PERIODS TO MATURITY
                                                                FROM SEPTEMBER 30, 1997
                                                    -----------------------------------------------
                                    AS OF            WITHIN       1 TO        2 TO       MORE THAN
                              SEPTEMBER 30, 1997     1 YEAR      2 YEARS     3 YEARS      3 YEARS
                              -------------------   ----------   ---------   ---------   ----------
                                                         (IN THOUSANDS)
Certificate accounts:
 3.00% to 3.99%   .........        $    173         $    173     $    --       $   --      $    --
 4.00% to 4.99%   .........          17,414           17,144         270           --           --
 5.00% to 5.99%   .........         706,619          637,978      59,921        5,599        3,121
 6.00% to 6.99%   .........          54,220           15,892       8,793        3,478       26,057
 7.00% to 7.99%   .........             814               10          47          706           51
                                   --------         --------     -------      -------     --------
 Total certificate accounts
   (under $100,000)  ......        $779,240         $671,197     $69,031       $9,783      $29,229
                                   ========         ========     =======      =======     ========

     The following table sets forth information by various rate categories regarding the amounts of the Company's jumbo ($100,000 and over) certificate accounts as of September 30, 1997 that mature during the periods indicated:



                                                                               PERIODS TO MATURITY
                                                                             FROM SEPTEMBER 30, 1997
                                                                 -----------------------------------------------
                                                 AS OF            WITHIN       1 TO        2 TO       MORE THAN
                                           SEPTEMBER 30, 1997     1 YEAR       2 YEAR     3 YEARS      3 YEARS
                                           -------------------   ----------   ---------   ---------   ----------
                                                                      (IN THOUSANDS)
Jumbo certificate accounts:
 4.00% to 4.99% ........................        $  3,317         $  3,317     $    --       $   --      $   --
 5.00% to 5.99% ........................         135,714          125,217       9,996          401         100
 6.00% to 6.99% ........................          17,174            9,563       2,785          560       4,266
 7.00% to 7.99% ........................             658              150         100          408          --
                                                --------         --------     -------      -------      ------
 Total Jumbo certificate amounts  ......        $156,863         $138,247     $12,881       $1,369      $4,366
                                                ========         ========     =======      =======      ======

     Of the Company's total deposits at September 30, 1997, 1996, and 1995, 13.1%, 10.5%, and 8.6%, respectively, were deposits of $100,000 or more issued to the public. Although jumbo certificates of deposit are generally more rate sensitive than smaller size deposits, management believes that the Company will retain these deposits.


     In the 1997 and 1996 fiscal years, the Company opened four new branch offices and acquired six branch offices (one of which was closed) from Suncoast. In fiscal 1998, the Company intends to open as many as eight new branch offices including two that opened in the first fiscal quarter. These additional branches are part of the Company's rapid growth as it takes advantage of the bank consolidation in South Florida.


     BORROWINGS. When the Company's primary sources of funds are not sufficient to meet deposit outflows, loan originations and purchases and other cash requirements, the Company may borrow funds from the FHLB of Atlanta and from other sources. The FHLB system acts as an additional source of funding for savings institutions. In addition, the Company uses subordinated notes and securities sold under agreements to repurchase in order to increase available funds.


     FHLB borrowings, known as "advances," are made on a secured basis, and the terms and rates charged for FHLB advances vary in response to general economic conditions. As a shareholder of the FHLB of Atlanta, the Bank is authorized to apply for advances from this bank. A wide variety of borrowing plans are offered by the FHLB of Atlanta, each with its own maturity and interest rate. The FHLB of Atlanta will consider various factors, including an institution's regulatory capital position, net income, quality and composition of assets, lending policies and practices, and level of current borrowings from all sources, in determining the amount of credit to extend to an institution. In addition, an institution that fails to meet the qualified thrift lender test may have restrictions imposed on its ability to obtain FHLB advances. The Bank currently meets the qualified thrift lender test.

     The following tables set forth information as to the Company's borrowings as of the dates and for the periods indicated.


                                                                 SEPTEMBER 30, 1997
                                    -----------------------------------------------------------------------------
                                             1997                      1996                       1995
                                    -----------------------   ----------------------   --------------------------
                                                 WEIGHTED                  WEIGHTED
                                                  AVERAGE                   AVERAGE                   WEIGHTED
                                     BALANCE       RATE        BALANCE       RATE       BALANCE     AVERAGE RATE
                                    ----------   ----------   ----------   ---------   ----------   -------------
                                                               (DOLLARS IN THOUSANDS)
PERIOD END BALANCES:
FHLB advances(l)  ...............   $671,484        5.87%     $237,000        5.73%    $241,000          5.92%
Company Obligated Mandatorily
  Redeemable Trust Preferred
  Securities of Subsidiary Trusts
  Holding Solely Junior
  Subordinated Deferrable
  Interest Debentures of
  the Company  ..................    116,000       10.17            --          --           --            --
Subordinated notes   ............         --          --           775        9.00          775          9.00
Securities sold under agreements
  to repurchase(2)   ............     30,000        5.64            --          --           --            --
                                    --------       -----      --------        ----     --------          ----
 Total borrowings ...............   $817,484        6.47%     $237,775        5.74%    $241,775          5.93%
                                    ========       =====      ========        ====     ========          ====


                                                         FOR THE YEAR ENDED SEPTEMBER 30, 1997
                                       --------------------------------------------------------------------------
                                                1997                      1996                      1995
                                       -----------------------   -----------------------   ----------------------
                                                    WEIGHTED                  WEIGHTED                  WEIGHTED
                                                     AVERAGE                   AVERAGE                   AVERAGE
                                        BALANCE       RATE        BALANCE       RATE        BALANCE       RATE
                                       ----------   ----------   ----------   ----------   ----------   ---------
                                                                 (DOLLARS IN THOUSANDS)
AVERAGE BALANCES:
FHLB advances(l)  ..................   $325,580        5.77%     $234,489        5.77%     $136,706        5.86%
Company Obligated Mandatorily
  Redeemable Trust Preferred
  Securities of Subsidiary Trusts
  Holding Solely Junior Subordinated
  Deferrable Interest Debentures of
  the Company  .....................     63,008       10.27            --          --            --          --
Subordinated notes   ...............        704       10.53           775        9.00           775        9.00
Securities sold under agreements to
  repurchase(2)   ..................      8,828        5.73            --          --         6,571        5.59
                                       --------       -----      --------        ----      --------        ----
 Total borrowings ..................   $398,120        6.49%     $235,264        5.78%     $144,052        5.86%
                                       ========       =====      ========        ====      ========        ====

----------------
(1) The maximum amount of FHLB advances outstanding during the years ended September 30, 1997, 1996 and 1995 was $671.5 million, $244.0 million and $246.0 million, respectively.
(2) The maximum amount of securities sold under agreements to repurchase at any month-end during the years ended September 30, 1997, 1996, and 1995 was $30.0 million, $0.0 million and $33.6 million, respectively.



ACTIVITIES OF SUBSIDIARIES


     T&D Properties of South Florida, Inc., a Florida corporation ("T&D"), is a wholly owned operating subsidiary of the Bank that invests in tax certificates and holds title to, maintains, manages and supervises the disposition of real property acquired through tax deeds. T&D was established in 1991 for the purpose of insulating the Bank from risk of liability concerning the maintenance, management and disposition of real property.

     Bay Holdings, Inc., a Florida corporation ("Bay Holdings"), is a wholly owned operating subsidiary of the Bank that holds title to, maintains, manages and supervises the disposition of real property acquired through foreclosure. Bay Holdings was established in 1994 for the purpose of insulating the Bank from risk of liability concerning maintenance, management and disposition of real property.


     BU Ventures, Inc., a Florida corporation, is a wholly owned operating subsidiary of the Company organized in 1994 to assume from T&D the responsibility for the maintenance, management and disposition of real property acquired through tax deeds.


     BankUnited Mortgage Corporation, a Florida corporation ("BMC"), is a wholly owned operating subsidiary of the Company that services loans secured by real property. BMC was established for this purpose in 1996, and commenced operations in October 1997.


     BankUnited Capital, BankUnited Capital II and BankUnited Capital III (the "Trusts") are Delaware statutory business trusts wholly owned by the Company. BankUnited Capital was formed in 1996, and BankUnited Capital II and BankUnited Capital III were formed in 1997, for the purpose of issuing Trust Preferred Securities and investing the proceeds therefrom in Junior Subordinated Debentures issued by the Company. BankUnited Capital and BankUnited Capital II are operating, but BankUnited Capital III has not yet issued any capital stock.



     BUFC Financial Services, Incorporated, a Florida corporation, is a wholly owned operating subsidiary of the Company organized in 1997 for the purpose of selling annuities, insurance and securities products.


     BankUnited Financial Services, Inc., a Florida corporation, is a wholly owned operating subsidiary of the Company, organized in 1997 for the purpose of brokering loans.


EMPLOYEES


     At September 30, 1997, the Company had 246 full-time equivalent employees. The Company's employees are not represented by a collective bargaining group, and the Company considers its relations with its employees to be excellent. The Company provides employee benefits customary in the savings industry, which include group medical and life insurance, a 401(k) savings plan and paid vacations. The Company also provides a stock bonus plan, a profit sharing plan and the two stock option plans for certain officers, directors and employees.



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

     THE FINANCIAL INSTITUTIONS REFORM, RECOVERY, AND ENFORCEMENT ACT OF 1989. The FIRREA, which was enacted in response to concerns regarding the soundness of the thrift industry, brought about a significant regulatory restructuring, limited savings institutions' business activities, and increased their regulatory capital requirements. The FIRREA abolished the Federal Home Loan Bank Board and the Federal Savings and Loan Insurance Corporation (the "FSLIC"), and established the OTS as the primary federal regulator for savings institutions. Deposits at the Bank are insured through the SAIF, a separate fund managed by the FDIC for institutions whose deposits were formerly insured by the FSLIC. Regulatory functions relating to deposit insurance are generally exercised by the FDIC. The Resolution Trust Corporation (the "RTC") was created under the FIRREA to manage conservatorships and receiverships of insolvent thrifts, and was succeeded by the FDIC.


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


     In addition, the FDICIA requires each federal banking agency to establish standards relating to internal controls, information systems, and internal audit systems that are designed to assess the financial condition and management of the institution; loan documentation; credit underwriting; interest rate exposure; asset growth; and compensation, fees and benefits. The FDICIA lowered the qualified thrift lender ("QTL") investment percentage applicable to SAIF-insured institutions. See "--Savings Institution Regulations--Qualified Thrift Lender Test" below. The FDICIA also provided that a risk based assessment system for insured depository institutions must be established before January 1, 1994. See "--Savings Institution Regulations--Insurance of Accounts" below. These requirements have been implemented. The FDICIA further requires annual on-site full examinations of depository institutions, with certain exceptions, and annual reports on institutions' financial and management controls.


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


     The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier I or core capital to risk-weighted assets ("Tier I risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier I risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

     The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as is established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.


     For the first six months of 1995, the assessment schedule for members of the BIF of the FDIC and SAIF members ranged from .23% to .31% of deposits. As is the case with the SAIF, the FDIC is authorized to adjust the insurance premium rates for banks that are insured by the BIF of the FDIC in order to maintain the reserve ratio of the BIF at 1.25% of BIF insured deposits. As a result of the BIF reaching its statutory reserve ratio the FDIC revised the premium schedule for BIF insured institutions to provide a range of .04% to
 .31% of deposits. The revisions became effective in the third quarter of 1995. In addition, the BIF rates were further revised, effective January 1996, to provide a range of 0% to .27%. The SAIF rates, however, were not adjusted. At the time the FDIC revised the BIF premium schedule, it noted that, absent legislative action (as discussed below), the SAIF would not attain its designated reserve ratio until the year 2002. As a result, SAIF insured members would continue to be generally subject to higher deposit insurance premiums than BIF insured institutions until, all things being equal, the SAIF attained its required reserve ratio.


     In order to eliminate this disparity and any competitive disadvantage between BIF and SAIF member institutions with respect to deposit insurance premiums, legislation to recapitalize the SAIF was enacted in September 1996. The legislation provided for a one-time assessment to be imposed on all deposits assessed at the SAIF rates, as of March 31, 1995, in order to recapitalize the SAIF. It also provided for the merger of the BIF and the SAIF on January 1, 1999 if no savings associations then exist. The special assessment rate was established at .657% of deposits by the FDIC and the resulting assessment of $2.6 million (exclusive of an additional $2.3 million payment which relates to Suncoast deposits) was paid in November 1996. This special assessment significantly increased non-interest expense and adversely affected the Bank's results of operations for the year ended September 30, 1996. As a result of the special assessment, the Bank's deposit insurance premiums were initially reduced to 6.7 basis points, and as of June 30, 1997 to
6.3 basis points based upon its current risk classification and the new assessment schedule for SAIF insured institutions. These premiums are subject to change in future periods.


     Prior to the enactment of the legislation, a portion of the SAIF assessment imposed on savings associations was used to repay obligations issued by a federally chartered corporation to provide financing ("FICO") for resolving the thrift crisis in the 1980's. Although the FDIC has proposed that the SAIF assessment be equalized with the BIF assessment schedule, SAIF-insured institutions will continue to be subject to a FICO assessment as a result of this continuing obligation. Although the legislation also now requires assessments to be made on BIF-assessable deposits for this purpose, that assessment will be limited to 20% of the rate imposed on SAIF assessable deposits until the earlier of December 31, 1999 or when no savings association continues to exist, thereby imposing a greater burden on SAIF member institutions such as the Bank. Thereafter, however, assessments on BIF-member institutions will be made on the same basis as SAIF-member institutions. The rates to be established by the FDIC to implement this requirement for all FDIC-insured institutions were 6.48 basis points assessment on SAIF deposits and 1.30 basis points on BIF deposits until BIF insured institutions participate fully in the assessment.


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


     As a result of the FIRREA, savings institutions' transactions with their affiliates are subject to the limitations set forth in the HOLA and the OTS regulations, which incorporate Sections 23A, 23B, 22(g) and 22(h) of the Federal Reserve Act and Regulation O adopted by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Under Section 23A, an "affiliate" of an institution is defined generally as (i) any company that controls the institution and any other company that is controlled by the Company that controls the institution, (ii) any company that is controlled by the shareholders who control the institution or any company that controls the institution, or (iii) any company that is determined by regulation or order to have a relationship with the institution (or any subsidiary or affiliate of the institution) such that "covered transactions" with the Company may be affected by the relationship to the detriment of the institution. "Control" is determined to exist if a percentage stock ownership test is met or if there is control over the election of directors or the management or policies of the Company or institution. "Covered transactions" generally include loans or extensions of credit to an affiliate, purchases of securities issued by an affiliate, purchases of assets from an affiliate (except as may be exempted by order or regulation), and certain other transactions. The OTS regulations and Sections 23A and 23B require that covered transactions and certain other transactions with affiliates be on terms and conditions consistent with safe and sound banking practices or on terms comparable to similar transactions with non-affiliated parties, and imposes quantitative restrictions on the amount of and collateralization requirements on covered transactions. In addition, a savings institution is prohibited from extending credit to an affiliate (other than a subsidiary of the institution), unless the affiliate is engaged only in activities that the Federal Reserve Board has determined, by regulation, to be permissible for bank holding companies. Sections 22(g) and 22(h) of the Federal Reserve Act impose limitations on loans and extensions of credit from an institution to its executive officers, directors and principal shareholders and each of their related interests.


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


     In general, a multiple savings and loan holding company (or subsidiary thereof that is not an insured institution) may not commence, or continue for more than a limited period of time after becoming a multiple savings and loan holding company (or a subsidiary thereof), any business activity other than (i) furnishing or performing management services for a subsidiary insured institution, (ii) conducting an insurance agency or an escrow business, (iii) holding, managing or liquidating assets owned by or acquired from a subsidiary insured institution, (iv) holding or managing properties used or occupied by a subsidiary insured institution, (v) acting as trustee under deeds of trust,
(vi) those activities previously directly authorized by the OTS by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies, or (vii) subject to prior approval of the OTS, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. These restrictions do not apply to a multiple savings and loan holding company if (a) all, or all but one, of its insured institution subsidiaries were acquired in emergency thrift acquisitions or assisted acquisitions and (b) all of its insured institution subsidiaries are QTL's.


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


     INSURANCE OF ACCOUNTS. The Bank's deposits are insured by the SAIF up to $100,000 for each insured account holder, the maximum amount currently permitted by law. Under the FDIC regulations implementing risk-based insurance premiums, institutions are divided into three groups-well capitalized, adequately capitalized and undercapitalized-based on criteria consistent with those established pursuant to the prompt corrective action provisions of the FDICIA. See "--Prompt Corrective Action" below. Each of these groups is further divided into three subgroups, based on a subjective evaluation of supervisory risk to the insurance fund posed by the institution.


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


     Under the current OTS regulations, "tangible capital" includes common shareholders' equity, noncumulative perpetual preferred stock and related paid-in capital, certain qualifying nonwithdrawable accounts and pledged deposits, and minority interests in fully consolidated subsidiaries, less intangible assets (except certain purchased mortgage servicing rights) and specified percentages of debt and equity investments in certain subsidiaries. "Core capital" is tangible capital plus limited amounts of intangible assets meeting marketability criteria. The "risk-based capital" requirement provides that an institution's total capital must equal 8% of risk-weighted assets. Certain institutions will be required to deduct an interest rate risk component from their total capital, as described below. "Total capital" equals core capital plus "supplementary capital" (which includes specified amounts of cumulative preferred stock, certain limited-life preferred stock, subordinated debt and other capital instruments) in an amount equal to not more than 100% of core capital. "Risk-weighted assets" are determined by assigning designated risk weights based on the credit risk associated with the particular asset. As provided by OTS regulations, representative risk weights include: 0% for cash and assets that are backed by the full faith and credit of the United States; 20% for cash items in the process of collection, FHLB stock, agency securities not backed by the full faith and credit of the United States and certain high-quality mortgage-related securities; 50% for certain revenue bonds, qualifying mortgage loans, certain non-high-quality mortgage-related securities and certain qualifying residential construction loans; and 100% for consumer, commercial and other loans, repossessed assets, assets that are 90 or more days past due, and all other assets.


     As of September 30, 1997, the Bank's tangible, core and risk-based capital ratios were 8.1%, 8.1% and 11.3% respectively.


     The OTS regulatory capital regulations take into account a savings institution's exposure to the risk of loss from changing interest rates. Under the regulations, a savings institution with an above normal level of interest rate risk exposure will be required to deduct an IRR component from its total capital when determining its compliance with the risk-based capital requirements. An "above normal" level of interest rate risk exposure is a projected decline of 2% in the net present value of an institution's assets and liabilities resulting from a 2% swing in interest rates. The IRR component will equal one-half of the difference between the institution's measured interest rate exposure and the "normal" level of exposure. Savings institutions are required to file data with the OTS that the OTS will use to calculate, on a quarterly basis, the institutions' measured interest rate risk and IRR components. The IRR component to be deducted from capital is the lowest of the IRR components for the preceding three quarters. The OTS may waive or defer an institution's IRR component on a case-by-case basis. Implementation of the IRR requirements have been delayed. As of September 30, 1997, the Company would have been required to deduct an IRR component from its total capital when determining its compliance with the Bank's risk-based capital requirements; however, the Bank would continue to be well capitalized.


     If an institution becomes categorized as "undercapitalized" under the definitions established by the "prompt corrective action" provisions of the FDICIA, it will become subject to certain restrictions imposed by the FDICIA. See "Prompt Corrective Action" below.


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


     A "well capitalized" institution must have risk-based capital of 10% or more, core capital of 5% or more and Tier I risk-based capital (based on the ratio of core capital to risk-weighted assets) of 6% or more and may not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the OTS. The Bank is a well capitalized institution under the definitions as adopted. An institution will be categorized as "adequately capitalized" if it has total risk-based capital of 8% or more, Tier 1 risk-based capital of 4% or more, and core capital of 4% or more; "undercapitalized" if it has total risk-based capital of less than 8%, Tier I risk-based capital of less than 4%, or core capital of less than 4%; "significantly undercapitalized" if it has total risk-based capital of less than 6%, Tier 1 risk-based capital of less than 3%, or core capital of less than 3%; and "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to less than 2%.


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

     The final rules establishing the capital levels for purposes of the FDICIA also indicate that the federal regulators intend to lower or eliminate the core capital requirement from the definitions of well capitalized, adequately capitalized and undercapitalized after the requirement to deduct an IRR component from total capital becomes effective. This action has not yet been taken. See "Regulatory Capital Requirements" above.


     In addition to the foregoing prompt corrective action provisions, the FDICIA also sets forth requirements that the federal banking agencies, including the OTS, review their capital standards every two years to ensure that their standards require sufficient capital to facilitate prompt corrective action and to minimize loss to the SAIF and the BIF.


     RESTRICTIONS ON DIVIDENDS AND OTHER CAPITAL DISTRIBUTIONS. The current OTS regulation applicable to the payment of dividends or other capital distributions by savings institutions imposes limits on capital distributions based on an institution's regulatory capital levels and net income. An institution that meets or exceeds all of its capital requirements (both before and after giving effect to the distribution) and is not in need of more than normal supervision would be a "Tier 1 association." A Tier I association may make capital distributions during a calendar year of up to the greater of (i) 100% of net income for the current calendar year plus 50% of its capital surplus or (ii) the amount permitted for a "Tier 2 association" which is 75% of its net income over the most recent four quarters. Any additional capital distributions would require prior regulatory approval. The Bank currently exceeds its fully phased-in capital requirements and qualifies as a Tier I association under the regulation. A "Tier 3 association" is defined as an institution that does not meet all of the minimum regulatory capital requirements and therefore may not make any capital distributions without the prior approval of the OTS.


     Savings institutions must provide the OTS with at least 30 days written notice before making any capital distributions. All such capital distributions are also subject to the OTS' right to object to a distribution on safety and soundness grounds.


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


     Any savings institution that fails to become or remain a QTL must either convert to a national bank charter or be subject to restrictions specified in the OTS regulations. Any such savings institution that does not become a bank will be: (i) prohibited from making any new investment or engaging in activities that would not be permissible for national banks; (ii) prohibited from establishing any new branch office in a location that would not be permissible for a national bank in the institution's home state; (iii) ineligible to obtain new advances from any FHLB; and (iv) subject to limitations on the payment of dividends comparable to the statutory and regulatory dividend restrictions applicable to national banks. Also, beginning three years after the date on which the savings association ceases to be a QTL, the savings association would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding advances to any FHLB. A savings institution may requalify as a QTL if it thereafter complies with the QTL test. At September 30, 1997, the Bank exceeded the QTL requirements.


     FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB system, which consists of 12 regional Federal Home Loan Banks governed and regulated by the Federal Housing Finance Board. The Federal Home Loan Banks provide a central credit facility for member institutions, The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations as of the close of each calendar year, or 5% of its borrowings from the FHLB of Atlanta (including advances and letters of credit issued by the FHLB on the Bank's behalf). The Bank is currently in compliance with this requirement, with a $33.6 million investment in stock of the FHLB of Atlanta as of September 30, 1997.


     The FHLB of Atlanta makes advances to members in accordance with policies and procedures periodically established by the Federal Housing Finance Board and the Board of Directors of the FHLB of Atlanta. Currently outstanding advances from the FHLB of Atlanta are required to be secured by a member's shares of stock in the FHLB of Atlanta and by certain types of mortgages and other assets. The FIRREA further limited the eligible collateral in certain respects. Interest rates charged for advances vary depending on maturity, the cost of funds to the FHLB of Atlanta and the purpose of the borrowing. As of September 30, 1997, advances from the FHLB of Atlanta totaled $671.5 million. The FIRREA restricted the amount of FHLB advances that a member institution may obtain, and in some circumstances requires repayment of outstanding advances, if the institution does not meet the QTL test. See "--Qualified Thrift Lender Test," above.


     LIQUIDITY. OTS regulations currently require member savings institutions to maintain for each calendar month an average daily balance of liquid assets (cash and certain time deposits, securities of certain mutual funds, bankers' acceptances, corporate debt securities and commercial paper, and specified U.S. government, state government and federal agency obligations) equal to at least 5% of its average daily balance during the preceding calendar month of net withdrawable deposits and short-term borrowings (generally borrowings having maturities of one year or less). An institution must also maintain for each calendar month an average daily balance of short-term liquid assets (generally those having maturities of one year or less) equal to at least 1% of its average daily balance during the preceding calendar month of net withdrawable accounts and short-term borrowings. The Director of the OTS may vary this liquidity requirement from time to time within a range of 4% to 10%. Monetary penalties may be imposed for failure to meet liquidity requirements. For the month of September 1997, the Bank's liquidity ratio was 8.49%, and its short-term liquidity ratio, which must be at least 1%, was 5.15%. Effective November 24, 1997, OTS regulations were revised to eliminate the short-term liquidity ratio and to reduce the liquidity ratio to 4%. The Bank is also required to maintain cash reserve requirements at the Federal Home Loan Bank. At September 30, 1997 this cash reserve requirement was $3.1 million.


     COMMUNITY REINVESTMENT ACT. Under the Community Reinvestment Act (the "CRA"), as implemented by the OTS regulations, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a financial institution, to assess the institution's record of meeting the credit needs of its community and to take such records into account in its evaluation of certain applications. The FIRREA amended the CRA to require public disclosure of an institution's CRA rating and to require that the OTS provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system in lieu of the existing five-tiered numerical rating system. Based upon an OTS examination in fiscal 1997, the Bank's CRA rating is satisfactory.


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


     These new regulations, while effective July 1, 1995, were implemented over a two-year time frame. A savings institution may elect to be evaluated under the revised performance tests beginning January 1, 1996, although the Company has not made such election. Absent such an election, these revised performance tests became mandatory and were deemed to replace the regulations described above effective July 1, 1997.


     LOANS-TO-ONE-BORROWER LIMITATIONS. The FIRREA provided that loans-to-one borrower limits applicable to national banks apply to savings institutions. Generally, under current limits, loans and extensions of credit outstanding at one time to a single borrower shall not exceed 15% of the savings institution's unimpaired capital and unimpaired surplus. Loans and extensions of credit fully secured by certain readily marketable collateral may represent an additional 10% of unimpaired capital and unimpaired surplus. As of September 30, 1997, the Bank was in compliance with the loans-to-one-borrower limitations.


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


                                   TAXATION


     The Company reports its income and expenses under an accrual method of accounting and prior to 1994 filed federal income tax returns on a calendar year basis. Beginning in 1994 and continuing thereafter, the Company and its subsidiaries have elected to file consolidated tax returns on a fiscal year basis ended September 30. The Tax Reform Act of 1986 (the "1986 Act"), which was signed into law on October 22, 1986, revised the income tax laws applicable to corporations in general and to savings institutions, such as the Bank, in particular. Except as specifically noted, the discussion below relates to taxable years beginning after December 31, 1986.


     The Company has not been notified of a proposed examination by the Internal Revenue Service (the "IRS") of its federal income tax returns.


BAD DEBT RESERVES


     DEDUCTIONS. Prior to legislation enacted in August 1996, the Internal Revenue Code (the "Code") permitted savings institutions, such as the Bank, to establish a reserve for bad debts and to make annual additions thereto, which additions may, within specified formula limits, be deducted in determining taxable income. The bad debt reserve deduction was generally based upon a savings institution's actual loss experience (the "experience method"). In addition, provided that certain definitional tests relating to the composition of assets and sources of income are met, a savings institution was permitted to elect annually to compute the allowable addition to its bad debt reserve for losses on qualifying real property loans (generally loans secured by improved real estate) by reference to a percentage of its taxable income (the "percentage of taxable income method").


     Under the percentage of taxable income method, a savings institution was permitted, in general, to claim a deduction for additions to bad debt reserves equal to 8% of the savings institution's taxable income. Taxable income for this purpose is defined as taxable income before the bad debt deduction, but without regard to any deduction allowable for any addition to the reserve for bad debt. Certain adjustments must also be made for gains on the sale of corporate stock and tax exempt obligations. For this purpose, the taxable income of a savings institution for a taxable year is calculated after utilization of net operating loss carry forwards.


     In August of 1996, legislation was enacted that repealed the reserve method of accounting (including the percentage of taxable income method) used by many thrifts, including the Bank, to calculate their bad debt deduction for federal income tax purposes. The legislation requires thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. As such, thrifts with assets whose tax basis exceeds $500,000,000 must change to the specific charge off method in computing its bad debt deduction. As such, the Bank must use the specific charge off method in computing its bad debt deduction for tax years beginning after December 31, 1995.


     As a result of this change in accounting method, the Bank must recapture the excess of its January 1, 1996 bad debt reserve over the reserve in existence on December 31, 1987. This recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. The management of the Company does not believe that the legislation will have a material impact on the Company or the Bank.


     DISTRIBUTIONS. Under the Code, the Bank's December 31, 1987 reserve must be recaptured into taxable income as a result of certain non-dividend distributions. A distribution is a non-dividend distribution to the extent that, for federal income tax purposes, (i) it is in redemption of shares, (ii) it is pursuant to a liquidation of the institution, or (iii) in the case of a current distribution it, together with all other such distributions during the taxable year, exceeds the Bank's current and post-1951 accumulated earnings and profits. The amount charged against the Bank's bad debt reserves in respect of a distribution will be includable in its gross income and will equal the amount of such distribution, increased by the amount of federal income tax resulting from such inclusion.


ALTERNATIVE MINIMUM TAX


     In addition to the income tax, corporations are generally subject to an alternative minimum tax at a rate of 20%. The alternative minimum tax is imposed on the sum of regular taxable income (with certain adjustments) and tax preference items, less any available exemption ("AMTI"). The alternative minimum tax is imposed to the extent that it exceeds a corporation's regular income tax liability. The items of tax preference that constitute AMTI for 1990 and thereafter include 75% of the difference between the taxpayer's adjusted current earnings and AMTI (determined without regard to this preference and prior to any deduction for net operating loss carry forwards or carry backs). In addition, net operating loss carry forwards cannot offset more than 90% of AMTI.


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


STATE TAXATION


     The State of Florida imposes a corporate income tax on the Company, at a rate of 5.5% of the Company's taxable income as determined for Florida income tax purposes. Taxable income for this purpose is based on federal taxable income with certain adjustments. A credit against the tax, for Florida intangible taxes paid, is allowable in an amount equal to the lesser of (i) the amount of such intangible taxes paid or (ii) 65% of the tax liability.


FORECLOSURES


     Tax legislation enacted in August of 1996 significantly changed the tax treatment with respect to foreclosures for taxable years beginning after December 31, 1995. Prior to this legislation, a thrift's acquisition of property by means of foreclosure was not treated as a taxable event for federal tax purposes. As such no gain or loss was recognized at the time of foreclosure and no portion of the debt could be treated as worthless. In addition, prior to the August 1996 legislation, thrift institutions were allowed a tax benefit for write downs of foreclosed property to fair market value. Finally, for thrifts that computed its bad debt deduction under the experience method, gains or losses realized from the sale of foreclosed property were not taken into account in computing taxable income, but were credited or charged to the thrift's bad debt reserve.


     As a result of the newly enacted tax legislation, thrift foreclosures are treated as a taxable event for federal tax purposes for property acquired after December 31, 1995. As such, a thrift may recognize gain, loss or a bad debt deduction at the time of foreclosure depending on the method by which the property was acquired. In addition, write downs of foreclosed property to fair market value no longer give rise to a tax benefit. Finally, gains and losses realized upon the sale of foreclosed property are included in taxable income of the thrift.


ITEM 2. PROPERTIES


     The executive and administrative offices of the Company and the Bank and the Coral Gables branch are located at 255 Alhambra Circle, Coral Gables, Florida 33134. The Company owns electronic data processing equipment for its exclusive use, which consists of personal computers and peripherals and software having an aggregate net book value of approximately $1.3 million as of September 30, 1997.


     The following table sets forth the location of, and certain additional information regarding, the Company's and Bank's offices and branches as of September 30, 1997.



                                        NET BOOK VALUE OF PREMISES
                                         OR LEASEHOLD IMPROVEMENTS     LEASE EXPIRATION DATE
              LOCATION                        AND EQUIPMENT             AND RENEWAL TERMS      SQUARE FOOTAGE
-------------------------------------   ---------------------------   ----------------------   ---------------
Executive and administrative offices,
and savings branches
Aventura branch .....................           $   11,319            1999                          5,000
 2984 Aventura Boulevard                                              (2 options to renew
 Aventura, Florida 33180                                              for 5 years each)
Boca Hamptons branch  ...............              238,411            2002                          2,700
 9070 Kimberly Boulevard                                              (3 options to renew
 Suite 68                                                             for 5 years each)
 Boca Raton, Florida 33434
Boca Raton branch  ..................              136,407            1999                          2,442
 21222 St. Andrews Boulevard #11                                      (3 options to renew
 Raton, Florida 33434                                                 for 3 years each)
Boynton Beach branch  ...............              195,726            2001                          2,933
 117 North Congress Avenue                                            (2 options to renew
 Boynton Beach, Florida 33426                                         for 5 years)
Coconut Creek branch  ...............              123,731            2002                          2,400
 4913 Coconut Creek Parkway                                           (2 options to renew
 Coconut Creek, Florida 33063                                         for 5 years each)
Coral Gables branch   ...............            1,458,317            2001                         14,097
 255 Alhambra Circle                                                  (2 options to renew
 Coral Gables, Florida 33134                                          for 5 years each)
Coral Springs branch  ...............               68,272            2001                          2,805
 1307 University Drive                                                (2 options to renew
 Coral Springs, Florida 33071                                         for 5 years each)

                                       NET BOOK VALUE OF PREMISES
                                        OR LEASEHOLD IMPROVEMENTS     LEASE EXPIRATION DATE
              LOCATION                       AND EQUIPMENT             AND RENEWAL TERMS      SQUARE FOOTAGE
------------------------------------   ---------------------------   ----------------------   ---------------
Deerfield Beach branch  ............             297,753             1998                          4,000
 and Commercial Real Estate office                                   (2 options to renew
 2201 West Hillsboro Boulevard                                       for 5 years each)
 Deerfield Beach, Florida 33442
Delray Beach branch  ...............             376,256             1995                          4,000
 7431-39 West Atlantic Avenue                                        (3 options to renew
 Delray Beach, Florida 33446                                         for 5 years each)
Hallandale branch ..................             635,114             (1)(2)                        4,500
 501 Golden Isles
 Drive Hallandale, Florida 33009
Hollywood branch  ..................              34,068             2004                          4,111
 4350 Sheridan Street, Unit 101
 Hollywood, Florida 33021
Lauderdale by the Sea branch  ......             773,301             (1)                           5,000
 227 Commercial Boulevard
 Lauderdale by the Sea, Florida
 33008
Pembroke Pines branch   ............              49,451             2001                          4,059
 100 South Flamingo Road                                             (1 option to renew
 Pembroke Pines, Florida 33027                                       for 5 years)
Pompano Beach branch ...............            $708,102             (1)                           5,000
 1313 North Ocean Boulevard
 Pompano Beach, Florida 33062
South Miami branch   ...............             127,783             2002                          6,701
 6075 Sunset Drive                                                   (1 option to renew
 South Miami, Florida 33143                                          for 5 years)
Tamarac branch .....................             110,937             2002                          3,531
 5779 North University Drive                                         (1 option to renew
 Tamarac, Florida 33321                                              for 5 years)
West Airport branch  ...............             283,723             2000                          7,200
 2410 N.W. 72nd Avenue                                               (4 options to renew
 Miami, Florida 33122                                                for 3 years)
West Palm Beach branch  ............             167,794             2001                          3,740
 2911C North Military Trail                                          (2 options to renew
 West Palm Beach, Florida 33409                                      for 5 years)
Mortgage Servicing office  .........             811,765             2000                         32,850
 Presidential Circle                                                 (2 options to renew
 4000 Hollywood Boulevard                                            for 5 years each)
 Hollywood, Florida 33021
Miami Lakes Operation Center  ......                  --             2002                         14,880
 7815 N.W. 148 Street                                                (2 options to renew
 Miami Lakes, Florida 33016                                          for 5 years each)

                                            NET BOOK VALUE OF PREMISES
                                             OR LEASEHOLD IMPROVEMENTS     LEASE EXPIRATION DATE
                LOCATION                          AND EQUIPMENT             AND RENEWAL TERMS      SQUARE FOOTAGE
-----------------------------------------   ---------------------------   ----------------------   ---------------
Hollywood Training Office ...............                  --             1999                         4,042
 4350 Sheridan Street,
 Units 200 & 201
 Hollywood, Florida 33021
Mortgage Origination Office  ............             177,384             2004                         2,000
 255 Alhambra Circle 3rd Floor
 Coral Gables, Florida 33134
Other Offices
 1177 George Bush Boulevard, #200  ......                  --             1998                         5,371
 Delray Beach, Florida 33483                                              (1 option to renew
                                                                          for 3 years)
 4340 Sheridan Street  ..................             585,855             (1)(3)                       4,764
 Hollywood, Florida 33021
 6101 Sunset Drive  .....................                  --             1998                         4,000
 South Miami, Florida 33143
 7700 North Kendall Drive, #506 .........                  --             1998                         1,129
 Miami, Florida 33143

----------------
(1) The Bank owns the facility.
(2) The Bank leases 1,400 square feet to unrelated parties
(3) The entire space is currently sub-leased to an unrelated party


ITEM 3. LEGAL PROCEEDINGS


     The Company and its subsidiaries, from time to time, are involved as plaintiff or defendant in various legal actions arising in the normal course of their businesses. While the ultimate outcome of any such proceedings cannot be predicted with certainty, it is the opinion of management that no proceedings exist, either individually or in the aggregate, which, if determined adversely to the Company and its subsidiaries, would have a material effect on the Company's consolidated financial condition, results of operations or cash flows.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended September 30, 1997.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT


     The following table sets forth information concerning the executive officers and directors of the Company and the Bank.



                                                        POSITIONS WITH COMPANY
        NAME            AGE                            AND BUSINESS EXPERIENCE
--------------------   -----   ------------------------------------------------------------------------
Alfred R. Camner        53     Director, Chairman of the Board, Chief Executive Officer and
                               President of the Company (1993 to present); Director, Chairman of the Board and Chief Executive Officer (1984 to present) and
                               President (1984 to 1993, 1994 to present) of the Bank; Senior
                               Managing Director (1996 to present) and Managing Director (1973 to
                               1996) of Stuzin and Camner, Professional Association, attorneys-at-
                               law; General Counsel to CSF Holdings, Inc. and its subsidiary,
                               Citizens Federal Bank, a federal savings bank (1973 to 1996);
                               Director and member of the Executive Committee of the Board of
                               Directors of Loan America Financial Corporation, a national mortgage banking company (1985 to 1994); Director of CSW
                               Associates, Inc., an asset management firm (1990 to 1995).
Lawrence H. Blum        54     Director and Vice Chairman of the Board of the Company (1993 to
                               present) and the Bank (1984 to present); Managing Director (1992 to present) and partner (1974 to present) of Rachlin, Cohen & Holtz, certified public accountants.
James A. Dougherty      47     Director (December 1995 to present) and Chief Operating Officer and Executive Vice President (1994 to present) of the Company;
                               Director, Executive Vice President and Chief Operating Officer of the
                               Bank (1994 to present); Executive Vice President of Retail Banking of Intercontinental Bank (1989 to 1994).
Earline G. Ford         54     Director, Executive Vice President and Treasurer of the Company
                               (1993 to present); Director (1984 to present), Executive Vice
                               President (1990 to present), Senior Vice President--Administration
                               (1988 to 1990), Treasurer (1984 to present) and Vice President--
                               Administration (1984 to 1988) of the Bank; Legal Administrator of
                               Stuzin and Camner, Professional Association, attorneys-at-law (1973 to 1996); Vice Chairman of CSW Associates, Inc., an asset
                               management firm (1990 to 1995).
Marc D. Jacobson        55     Director (1993 to present) and Secretary (1993 to 1997) of the
                               Company; Director (1984 to present) and Secretary (1985 to 1996) of the Bank; Vice President of Head-Beckham Insurance Agency, Inc.
                               (1990 to present).
Allen M. Bernkrant      67     Director of the Company (1993 to present) and the Bank (1985 to present); Private investor in Miami, Florida (1990 to present);
                               Chairman, President and principal owner of Southern General
                               Diversified, Inc., manufacturer and distributor of recreational equipment (1960 to 1990).
Bruce D. Friesner       55     Director of the Company and the Bank (1996 to present); Director of
                               Loan America Financial Corporation, a national mortgage banking company (1990 to 1994); Partner of F&G Associates, a commercial real estate development company (1972 to present).
Patricia L. Frost       58     Director of the Company (1993 to present) and the Bank (1990 to
                               1997); Private investor in Miami, Florida (1993 to present); Principal,
                               West Laboratory School, Coral Gables, Florida (1970 to 1993).

                                                           POSITIONS WITH COMPANY
          NAME               AGE                           AND BUSINESS EXPERIENCE
-------------------------   -----   ---------------------------------------------------------------------
Elia J. Gusti                63     Director of the Company and the Bank (1996 to present); Director of
                                    Suncoast (1990 to 1996); President and principal owner of Lee Guisti
                                    Realty, Inc., a real estate and mortgage brokerage firm (1982 to present).
Marc Lipsitz                 55     Director (1996 to present) and Secretary (1997 to present) of the
                                    Company; Managing Director (1996 to present) of Stuzin and
                                    Camner, Professional Association, attorneys-at-law; General Counsel of Jefferson National Bank (1993 to 1996); Partner, Stroock Stroock
                                    & Lavan, attorneys-at-law (1991 to 1993).
Norman E. Mains              54     Director of the Company and the Bank (November 1996 to present);
                                    Director of Suncoast (1985 to 1986); Chief Economist and Director of
                                    Research for the Chicago Mercantile Exchange (1994 to present);
                                    President and Chief Operating Officer of Rodman & Renshaw
                                    Capital Group, Inc., a securities broker/dealer firm (1991 to 1994).
Neil H. Messinger, M.D.      59     Director of the Company and the Bank (1996 to present);
                                    Radiologist; President (1986 to present), Radiological Associates,
                                    P.A.; Chairman (1986 to present) of Imaging Services of Baptist
                                    Hospital.
Christina Cuervo             32     Director of the Company and the Bank (1995 to present); Executive
                                    Vice President, the Beacon Council (1996 to present); Assistant City
                                    Manager and Chief of Staff of the City of Miami (1992 to present);
                                    Assistant Vice President of United National Bank (1992); Assistant
                                    Vice President, First Union National Bank (formerly Southeast Bank,
                                    N.A.) (1986 to 1992).
Anne W. Solloway             82     Director of the Company (1993 to present) and the Bank (1985 to present); Private investor in Miami, Florida.
EXECUTIVE OFFICERS OF THE COMPANY AND/OR THE BANK
 WHO ARE NOT DIRECTORS:
Clifford A. Hope             49     Executive Vice President of the Company and the Bank (1997 to
                                    present); Banking industry consultant in private practice (1996 to
                                    1997); Senior Vice President and Chief Accounting Officer, Citizens
                                    Federal Bank (1987 to 1996).
Samuel A. Milne              47     Executive Vice President and Chief Financial Officer (1996 to
                                    present) and Senior Vice President and Chief Financial Officer (1995
                                    to 1996) of the Company and the Bank; Senior Vice President and
                                    Chief Financial Officer, Consolidated Bank (1992 to 1995); Senior
                                    Vice President, Southeast Bank, N.A. (1984 to 1991).
Donald Putnam                40     Executive Vice President of the Company (1997 to present) and the
                                    Bank (1996 to present); Senior Vice President and Regional Sales
                                    Manager, NationsBank of Florida, N.A. (1996); Senior Vice President
                                    (1994 to 1996), and First Vice President (1987 to 1994), of Citizens
                                    Federal Bank.

                               ----------------
     All executive officers serve at the discretion of the Board of Directors and are elected annually by the Board.

                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDERS
MATTERS


STOCK INFORMATION


     The Company's Class A Common Stock, $.01 par value ("Class A Common Stock"), is traded in the over-the-counter market and quoted in the Nasdaq Stock Market ("Nasdaq"). The Company's Class B Common Stock, $.01 par value ("Class B Common Stock"), is not currently traded on any established public market.


     At December 11, 1997, there were 400 and 19 holders of record of the Company's Class A Common Stock and Class B Common Stock, respectively. The number of holders of record of the Class A Common Stock includes nominees of various depository trust companies for an undeterminable number of individual stockholders. Class B Common Stock is convertible into Class A Common Stock at a ratio (subject to adjustment on the occurrence of certain events) of one share of Class A Common Stock for each Class B share surrendered for conversion.


     There were no common stock dividends declared or paid in fiscal 1997 or 1996. See Note 12 to the Company's Consolidated Financial Statements for a discussion of restrictions on the Bank's payment of dividends to the Company.


     The following tables set forth, for the periods indicated, the range of high and low bid prices for the Class A Common Stock quoted on Nasdaq. Stock price data in the Nasdaq reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.



                                           CLASS A COMMON STOCK
                                           --------------------
                                                  PRICE
                                           --------------------
                                            HIGH         LOW
                                           ---------   --------
   Fiscal Year Ended September 30, 1997:
     1st Quarter   .....................   $10.00      $ 7.875
     2nd Quarter   .....................   $11.25      $ 9.25
     3rd Quarter   .....................   $10.875     $ 8.50
     4th Quarter   .....................   $13.375     $ 9.625
   Fiscal Year Ended September 30, 1996:
     1st Quarter   .....................   $ 8.75      $ 6.00
     2nd Quarter   .....................   $ 8.50      $ 6.50
     3rd Quarter   .....................   $ 8.50      $ 7.25
     4th Quarter   .....................   $ 8.25      $ 7.25

ITEM 6. SELECTED FINANCIAL DATA


                                                                   AS OF OR FOR THE FISCAL
                                                                   YEARS ENDED SEPTEMBER 30,
                                                                 -----------------------------
                                                                    1997           1996
                                                                 ------------ ----------------
                                                                    (DOLLARS IN THOUSANDS,
                                                                   EXCEPT PER SHARE AMOUNTS)
OPERATIONS DATA
Interest income ................................................  $  108,774    $   52,132
Interest expense   .............................................      75,960        34,622
                                                                  ----------    ------------
Net interest income   ..........................................      32,814        17,510
Provision for loan losses   ....................................       1,295          (120)
                                                                  ----------    ------------
Net interest income after provision for loan losses ............      31,519        17,630
                                                                  ----------    ------------
Non-interest income:
Service fees ...................................................       2,993           597
Gain on sales of loans and mortgage-backed
 securities, net   .............................................         819             5
Gain (loss) on sales of other assets, net(1)  ..................           1              (6)
Other  .........................................................         247            53
                                                                  ----------    ------------
  Total non-interest income ....................................       4,060           649
                                                                  ----------    ------------
Non-interest expense:
 Employee compensation and benefits  ...........................       8,880         4,275
 Occupancy and equipment .......................................       3,568         1,801
 Insurance(2)   ................................................         948         3,610
 Professional fees .............................................       1,605           929
 Other .........................................................       7,964         3,421
                                                                  ----------    ------------
  Total non-interest expense   .................................      22,947        14,036
                                                                  ----------    ------------
Income before income taxes  ....................................      12,632         4,243
Provision for income taxes(3)  .................................       5,033         1,657
                                                                  ----------    ------------
Net income before Preferred Stock dividends   ..................       7,599         2,586
Preferred stock dividends:
 Bank  .........................................................           -             -
 Company  ......................................................       2,890         2,145
                                                                  ----------    ------------
Net income after Preferred Stock dividends .....................  $    4,709    $      441
                                                                  ==========    ============
FINANCIAL CONDITION DATA:
Total assets ...................................................  $2,145,406    $  824,360
Loans receivable, net, and mortgage-backed securities(4)  ......   1,281,652       716,550
Investments, overnight deposits, tax certificates, reverse
 purchase agreements, certificates of deposits and other
 earning assets ................................................     186,955        87,662
Total liabilities  .............................................    2,045,76      1755,249
Deposits  ......................................................   1,195,892       506,106
Borrowings   ...................................................     817,484       237,775
Total stockholders' equity  ....................................      99,645        69,111
Common stockholders' equity ....................................      61,371        42,350
PER COMMON SHARE DATA:
Primary earnings per common share and common
 equivalent share  .............................................  $      .54    $      .10
                                                                  ==========    ============
Earnings per common share assuming full dilution ...............  $      .54    $      .10
                                                                  ==========    ============
Weighted average number of common shares and common
 equivalent shares assumed outstanding during the period:
 Primary  ......................................................   8,679,845     4,558,521
 Fully diluted  ................................................   9,030,843     4,558,521
Equity per common share  .......................................       $7.94    $     7.85
Fully diluted equity per common share   ........................  $     6.51    $     6.83
Cash dividends per common share
 Class A  ......................................................  $        -    $        -
 Class B  ......................................................  $        -    $        -


                                                                   AS OF OR FOR THE FISCAL YEARS ENDED
                                                                               SEPTEMBER 30,
                                                                 ----------------------------------------
                                                                   1995          1994          1993
                                                                 ------------- ------------- ------------
                                                                    (DOLLARS IN THOUSANDS, EXCEPT PER
                                                                              SHARE AMOUNTS)
OPERATIONS DATA
Interest income ................................................  $    39,419   $    30,421   $    25,722
Interest expense   .............................................       26,305        16,295        12,210
                                                                  -----------   -----------   -----------
Net interest income   ..........................................       13,114        14,126        13,512
Provision for loan losses   ....................................        1,221         1,187         1,052
                                                                  -----------   -----------   -----------
Net interest income after provision for loan losses ............       11,893        12,939        12,460
                                                                  -----------   -----------   -----------
Non-interest income:
Service fees ...................................................          423           358           221
Gain on sales of loans and mortgage-backed
 securities, net   .............................................          239           150         1,496
Gain (loss) on sales of other assets, net(1)  ..................        9,569            --            --
Other  .........................................................            6            46             2
                                                                  -----------   -----------   -----------
  Total non-interest income ....................................       10,237           554         1,719
                                                                  -----------   -----------   -----------
Non-interest expense:
 Employee compensation and benefits  ...........................        3,997         3,372         2,721
 Occupancy and equipment .......................................        1,727         1,258           978
 Insurance(2)   ................................................        1,027           844           835
 Professional fees .............................................        1,269           833           543
 Other .........................................................        4,129         3,579         2,746
                                                                  -----------   -----------   -----------
  Total non-interest expense   .................................       12,149         9,886         7,823
                                                                  -----------   -----------   -----------
Income before income taxes  ....................................        9,981         3,607         6,356
Provision for income taxes(3)  .................................        3,741         1,328         2,318
                                                                  -----------   -----------   -----------
Net income before Preferred Stock dividends   ..................        6,240         2,279         4,038
Preferred stock dividends:
 Bank  .........................................................            -           198           787
 Company  ......................................................        2,210         1,871           726
                                                                  -----------   -----------   -----------
Net income after Preferred Stock dividends .....................  $     4,030   $       210   $     2,525
                                                                  ===========   ===========   ===========
FINANCIAL CONDITION DATA:
Total assets ...................................................  $   608,415   $   551,075   $   435,378
Loans receivable, net, and mortgage-backed securities(4)  ......      506,132       470,154       313,899
Investments, overnight deposits, tax certificates, reverse
 purchase agreements, certificates of deposits and other
 earning assets ................................................       88,768        64,783       100,118
Total liabilities  .............................................      562,670       509,807       397,859
Deposits  ......................................................      310,074       347,795       295,108
Borrowings   ...................................................      241,775       158,175        97,775
Total stockholders' equity  ....................................       45,745        41,268        30,273
Common stockholders' equity ....................................       21,096        16,667        17,162
PER COMMON SHARE DATA:
Primary earnings per common share and common
 equivalent share  .............................................  $      1.77   $      .10    $     1.42
                                                                  ===========   ===========   ===========
Earnings per common share assuming full dilution ...............  $      1.26   $      .10    $     1.00
                                                                  ===========   ===========   ===========
Weighted average number of common shares and common
 equivalent shares assumed outstanding during the period:
 Primary  ......................................................    2,296,021     2,175,210     1,773,264
 Fully diluted  ................................................    4,158,564     2,175,210     3,248,618
Equity per common share  .......................................  $     10.20   $     8.33    $     8.86
Fully diluted equity per common share   ........................  $      7.81   $     6.87    $     7.07
Cash dividends per common share
 Class A  ......................................................  $         -   $      .075   $      .094
 Class B  ......................................................  $         -   $      .03    $     0.38

                                                        (Continued on next page)

                                                                      AS OF OR FOR THE YEARS ENDED SEPTEMBER 30,
                                                               ---------------------------------------------------------
                                                                1997        1996        1995       1994        1993
                                                               ----------- ----------- ---------- ----------- ----------
                                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
SELECTED FINANCIAL RATIOS
PERFORMANCE RATIOS:
Return on average assets(5)  .................................      .51%        .36%       1.10%       .46%       1.12%
Return on average common equity ..............................     9.38        1.30       22.60       1.21       18.55
Return on average total equity  ..............................     8.08        4.30       14.70       5.84       14.07
Interest rate spread   .......................................     2.07        2.10        2.12       2.78        3.59
Net interest margin ..........................................     2.31        2.51        2.39       3.01        3.87
Dividend payout ratio(6)  ....................................    38.03       82.95       35.42      96.79       40.66
Ratio of earnings to combined fixed charges and preferred
 stock dividends(7):
 Excluding interest on deposits ..............................     1.26        1.05        1.52       1.07        1.87
 Including interest on deposits ..............................     1.10        1.02        1.21       1.03        1.27
Total loans, net, and mortgage-backed securities to
 total deposits  .............................................   148.98      141.58      163.13     134.40      109.65
Non-interest expenses to average assets  .....................     1.55        1.97        2.14       2.04        2.18
Efficiency ratio(8) ..........................................    57.56       76.45       14.58      66.06       45.17
ASSET QUALITY RATIOS:
Ratio of non-performing loans to total loans   ...............      .72%        .99%       1.02%      1.07%       1.54%
Ratio of non-performing assets to total loans, real estate
 owned and tax certificates  .................................      .79        1.14        1.35       1.41        1.78
Ratio of non-performing assets to total assets ...............      .67         .95        1.10       1.17        1.46
Ratio of charge-offs to total loans   ........................      .03         .08         .13        .39         .07
Ratio of loan loss allowance to total loans ..................      .21         .34         .32        .20         .38
Ratio of loan loss allowance to non-performing loans .........    28.96       33.74       31.54      18.89       24.70
CAPITAL RATIOS:
Ratio of average common equity to average total assets  ......     3.40%       4.78%       3.14%      3.58%       3.79%
Ratio of average total equity to average total assets   ......     6.36        8.44        7.47       8.05        7.99
Tangible capital-to-assets ratio(9)   ........................     8.07        7.01        7.09       6.65        7.56
Core capital-to-assets ratio(9) ..............................     8.07        7.01        7.09       6.65        7.56
Risk-based capital-to-assets ratio(9) ........................    11.27       14.19       15.79      14.13       15.85

----------------
(1) In 1995 the Company recorded a $9.3 million gain ($5.8 million after tax) from the sale of its branches on the west coast of Florida.
(2) In 1996 the Company recorded a one-time SAIF special assessment of $2.6 million ($1.6 million after tax).

(3) Amount reflects expense from change in accounting principle of $194,843 for fiscal 1994. See Note 15 to Consolidated Financial Statements.
(4) Does not include mortgage loans held for sale.

(5) Return on average assets is calculated before payment of Preferred Stock dividends.

(6) The ratio of total dividends declared during the period (including dividends on the Bank's and the Company's Preferred Stock and the Company's Class A and Class B Common Stock) to total earnings for the period before dividends.

(7) The ratio of earnings to combined fixed charges and Preferred Stock dividends excluding interest on deposits is calculated by dividing income before taxes and extraordinary items by interest on borrowings plus 33% of rental expense plus Preferred Stock dividends on a pretax basis. The ratio of earnings to combined fixed charges and Preferred Stock dividends including interest on deposits is calculated by dividing income before taxes and extraordinary items by interest on deposits plus interest on borrowings plus 33% of rental expense plus Preferred Stock dividends on a pretax basis.
(8) Efficiency ratio is calculated by dividing non-interest expenses less non-interest income by net interest income.

(9) Regulatory capital ratio of the Bank.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion and analysis and the related financial data present a review of the consolidated operating results and financial condition of BankUnited Financial Corporation (also referred to as the "Company" or "BankUnited") for the fiscal years ended September 30, 1997, 1996 and 1995. This discussion and analysis are presented to assist the reader in understanding and evaluating the financial condition, results of operations and future prospects of BankUnited, and are intended to supplement, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto.


     BankUnited's income is derived primarily from its loans and other investments. Funding for such loans and investments is derived principally from deposits, loan repayments, and borrowings. Consequently, BankUnited's net income depends, to a large extent, on the interest rate spread between the average yield earned on loans and investments and the average rate paid on deposits and borrowings. Results of operations are also dependent on the dollar volume and asset quality of BankUnited's loans and investments.


     In addition to the foregoing, results of BankUnited's operations, like those of other financial institution holding companies, are affected by BankUnited's asset and liability management policies, as well as factors beyond BankUnited's control, such as general economic conditions and the monetary and fiscal policies of the federal government. Lending activities are affected by the demand for mortgage financing and other types of loans, which is in turn affected by the interest rates at which such financings may be offered and other factors affecting the supply of housing and the availability of funds. Deposit flows and costs of funds are influenced by yields available on competing investments and by general market rates of interest.


ACQUISITIONS


     The Company has had an active acquisition program during the last two years and expects to continue this program in the foreseeable future.


     In September 1997, the Company entered into a definitive agreement to acquire Consumers Bancorp, Inc. for approximately $11 million in a combination of cash and stock. Consumers Bancorp, Inc. is a thrift holding company for Consumers Savings Bank which had assets of $108.0 million and deposits of $87.8 million at September 30, 1997.


     On November 15, 1996, BankUnited completed its acquisition of Suncoast. Suncoast had total assets of $409.4 million, net loans of $335.0 million, deposits of $298.5 million and shareholders' equity of $24.7 million as of September 30, 1996. The cost of the acquisition to BankUnited was $27.8 million, representing the fair value of consideration given to Suncoast shareholders as well as option and warrant holders. See Note 2 of the Notes to Consolidated Financial Statements for additional information regarding this acquisition.


     In March 1996, BankUnited also acquired for cash consideration of $2.8 million, The Bank of Florida, a one branch state commercial bank which had assets of $28.1 million and deposits of $27.3 million on the date of acquisition.


DISCUSSION OF FINANCIAL CONDITION CHANGES FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996, AND 1995


     Total assets increased $1.3 billion, or 160% to $2.1 billion at September 30, 1997 from $824 million at September 30, 1996, as compared to $608 million at September 30, 1995.


     LOANS. The Company's net loans receivable increased by $1.1 billion, or 173% to $1.7 billion at September 30, 1997 from $646 million at September 30, 1996. The increase was primarily the result of the $913.7 million of residential loans purchased in fiscal 1997, $341.4 million of loans acquired with

Suncoast, and $178.3 million of loan originations, partially offset by principal repayments of $376 million (net of accretion of discount and amortization of premium).


     In fiscal 1996, the Company's net loans receivable increased by $193.3 million, or 42.6%, from $453.1 million at September 30, 1995. The increase was primarily the result of $218.9 million of purchased residential loans, a $32.0 million purchase of a commercial real estate loan package, and $82.7 million of loan originations, partially offset by principal repayments of $133.8 million. The commercial real estate loan package was comprised of 23 loans in South Florida with principal balances ranging from $376,000 to $4.7 million.


     Of the new loans originated or purchased during fiscal 1997 totaling $1.4 billion, $728.2 million or 51% represented adjustable-rate residential loans ("ARMs"). Of BankUnited's total net loans receivable of $1.7 billion at September 30, 1997, $1.2 billion or 71% were ARMs. Of this amount BankUnited had $122.8 million in ARMs tied to the 11th District Federal Home Loan Bank cost of funds index ("COFI"). COFI is a lagging index in that it does not change as quickly as market rates. (See "Business--Lending Activities--Residential Mortgage Loan Purchases and Originations.")


     Loans available for sale as of September 30, 1997, were $104.3 million as compared to no such loans available for sale as of September 30, 1996 and $216,000 as of September 30, 1995. Beginning in the Company's fiscal 1997 fourth quarter, management began a program to sell approximately 50% to 75% of the Company's internally generated residential loans. In the fourth quarter, a package of residential loans totaling $30.1 million was sold for a gain of $523,000. In addition, as part of starting this program, the Company reclassified $93.5 million of its internally generated portfolio of residential loans as available for sale in the fourth quarter. It is currently the Company's intention that future loans classified as available for sale will be identified and so classified at time of origination.


     The Company also reclassified all commercial loans acquired with Suncoast that were secured by properties outside the state of Florida totaling $10.8 million as available for sale.


     CREDIT QUALITY. At September 30, 1997, non-performing assets totaled $14.3 million as compared to $7.8 million and $6.7 million at September 30, 1996 and 1995, respectively. Expressed as a percentage of total assets, non-performing assets declined to .67% as of September 30, 1997 as compared to .95% as of September 30, 1996 and 1.10% as of September 30, 1995. The increase in non-performing assets in both 1997 and 1996 is due primarily to the increase in loans.


     Prior to 1993, BankUnited did not experience significant loan losses. However, beginning in late 1993, BankUnited began to charge off loans, particularly in Southern California where real estate values declined. Real estate values in Southern California had declined because of i) a slowing in the economy due to plant closings and layoffs in certain industries, ii) natural disasters in the area, and iii) an over-valuation of the real estate market, in general, prior to the decline. While real estate values in Southern California stabilized during 1996, BankUnited believes that real estate values there have declined sufficiently since 1993 for there to be a continuing risk that borrowers faced with home mortgage payments based on 1993 values would default on their home mortgages. From late 1993 through September 1997, BankUnited recorded a total of $3.0 million in charge offs for residential loans secured by property in Southern California. Of these Southern California charge offs, $1.0 million were for loans purchased from a single seller. BankUnited instituted legal action against the seller for breach of warranty to recover BankUnited's losses. In October 1995, this legal action was settled, which resulted in a recovery of $1.0 million. Taking this recovery into account, BankUnited recorded net charge offs of $2.3 million for the period from late 1993 through September 30, 1997, of which $2.0 million or 82.4% were for residential loans secured by real properties in Southern California.


     Beginning in fiscal 1993, BankUnited began to reduce the percentage of new loans acquired which were secured by property located in California and ceased acquiring all but de minimis amounts of such loans in April 1994. As of September 30, 1997 BankUnited had $243.7 million of residential loans in California which constituted 11.4% of its assets. This compares to $125.8 million, or 15.3% of its assets as of September 30, 1996, and $147.2 million or 24.2% as of September 30, 1995. Effective in fiscal 1997, after taking into account the improved economic conditions in Southern California, management discontinued this policy.


     The allowance for loan losses was $3.7 million, $2.2 million, and $1.5 million at September 30, 1997, 1996, and 1995, respectively. The allowance for loan losses as a percentage of total loans decreased to .21% at fiscal year end 1997, as compared to .34% at fiscal year end 1996, and .32% at fiscal year end 1995. The decrease in the allowance as a percentage of total loans reflects the Company's recent charge-off history which shows net charge-offs (recoveries) as a percentage of average loans of .04%, (.12%) and .14% for 1997, 1996 and 1995, respectively. The increase in non-performing assets to $14.3 million as of September 30, 1997 from $7.8 million as of September 30, 1996 was due to increases in non-performing loans of $6.4 million which, as stated above, relates to the increase in total loans. Real estate owned declined from $1.5 million as of September 30, 1995 to $632,000 as of September 30, 1996, to $611,000 as of September 30, 1997. At September 30, 1997, $3.0 million, or 23.5%, of BankUnited's non-performing loans were secured by Southern California properties as compared to $2.8 million, or 43.4%, as of September 30, 1996, and $1.1 million, or 28.2% as of September 30, 1995.


     Effective October 1, 1995, BankUnited adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures ("SFAS No. 114"). There was no impact on the consolidated statement of operations upon implementation due to the composition of BankUnited's loan portfolio (primarily residential or collateral dependent loans) and BankUnited's policy for establishing the allowance for loan losses. The only impact to the consolidated statement of financial condition and to non-performing assets was to reclassify three loans totaling $522,000 previously classified as in substance foreclosures in real estate owned to non accrual loans. These loans were reclassified because BankUnited did not have possession of the collateral which, under SFAS No. 114, is required for a loan to be classified as real estate owned. SFAS No. 114 does not apply to large groups of smaller balance homogenous loans that are collectively evaluated for impairment. Loans collectively reviewed by BankUnited for impairment include all residential and consumer loans that are past due not more than 60 days. All other loans are reviewed based on specific criteria such as delinquency or other factors that may come to the attention of management. BankUnited's impaired loans within the scope of SFAS No. 114 include all non-performing loans.


     BankUnited's process for evaluating the adequacy of the allowance for loans losses has three basic elements: first is the identification of impaired loans; second is the establishment of an appropriate loan loss allowance once individual specific impaired loans are identified; and third is a methodology for establishing loan losses based on the inherent risk in the remainder of the loan portfolio, past loan loss experience, specific loans which could have loss potential, geographic and industry concentration, delinquency trends, economic conditions, the views of its regulators, and other relevant factors.


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


     Management believes that the allowance for loan losses is adequate given the strength of BankUnited's collateral position and the attention given to loan review and classifications. There can be no assurance that additional provisions for loan losses will not be required in future periods.

     The following table sets forth information concerning the Company's non-performing assets for the periods indicated:

                                                                               SEPTEMBER 30,
                                                    --------------------------------------------------------------------
                                                     1997           1996          1995          1994          1993
                                                    ------------   -----------   -----------   -----------   -----------
                                                                           (DOLLARS IN THOUSANDS)
Non-accrual loans(1)  ...........................    $ 10,866       $ 4,939       $  3,496      $  3,918      $  4,225
Restructured loans(2) ...........................       1,888         1,457          1,070           533           569
Loans past due 90 days and still accruing  ......          --            --             92            --            --
                                                     --------       -------       --------      --------      --------
 Total non-performing loans   ..................       12,754         6,396          4,658         4,451         4,794
Non-accrual tax certificates   ..................         958           800            574            --            --
Real estate owned  ..............................         611           632          1,453         1,983         1,581
                                                     --------       -------       --------      --------      --------
Total non-performing assets .....................    $ 14,323       $ 7,828       $  6,685      $  6,434      $  6,375
                                                     ========       =======       ========      ========      ========
Allowance for losses on tax certificates   ......    $    697       $   614       $    569      $     85      $     --
Allowance for loan losses   .....................       3,693         2,158          1,469           841         1,184
                                                     --------       -------       --------      --------      --------
 Total allowance   ..............................    $  4,390       $ 2,772       $  2,038      $    926      $  1,184
                                                     ========       =======       ========      ========      ========
Non-performing assets as a percentage of
  total assets  .................................         .67%          .95%          1.10%         1.17%         1.46%
Non-performing loans as a percentage of
  total loans(4)   ..............................         .72%          .99%          1.02%         1.07%         1.54%
Allowance for loan losses as a percentage
  of total loans(4)   ...........................         .21%          .34%           .32%          .20%          .38%
Allowance for loan losses as a percentage
  of non-performing loans   .....................       28.96%        33.74%         31.54%        18.89%        24.70%
Net chargeoffs as a percentage of average
  total loans   .................................         .04%        ( .12%)          .14%          .42%          .08%

----------------
(1) Gross interest income that would have been recorded on non-accrual loans had they been current in accordance with original terms was $556,000, $217,000, $128,000, $52,000, and $295,000, for the years ended September
    30, 1997, 1996, 1995, 1994, and 1993, respectively. The amount of interest income on such non-accrual loans included in net income for years ended September 30, 1997, 1996, and 1995 was $369,000, $145,000, and $113,000,
    respectively.
(2) All restructured loans were accruing.

(3) In addition to the above, management has concerns as to the borrower's ability to comply with present repayment terms on $1,878,000 and $109,000 of accruing loans as of September 30, 1997 and 1996, respectively. Management estimates the loss, if any, on these loans will not be significant.

(4) Based on balances prior to deductions for allowance for loan losses.


     FEDERAL HOME LOAN BANK (FHLB) OVERNIGHT DEPOSITS. FHLB overnight deposits increased to $79.4 million at September 30, 1997 from $28.3 million at September 30, 1996 and $31.8 million at September 30, 1995. This increase is due to increased liquidity requirements caused by the growth in the balance sheet.


     TAX CERTIFICATES. BankUnited's investment in tax certificates increased $9.2 million, or 18.6%, to $49.3 million at September 30, 1997 from $40.1 million at September 30, 1996 and $39.5 million at September 30, 1995. The increase was primarily the result of $42.3 million in certificate purchases during fiscal 1997 which exceeded $33.0 million in certificate redemptions and repayments.


     INVESTMENTS. Investments held to maturity increased $14.5 million to $14.5 million as of September 30, 1997 as compared with $11,000 as of September 30, 1996 and $4.7 million as of September 30, 1995. Investments available for sale increased $3.5 million to $10.2 million as of September 30, 1997 as compared to $6.7 million as of September 30, 1996 and none as of September 30, 1995. The increase in both of these categories is primarily due to the investment in agency securities for liquidity purposes.

     MORTGAGE-BACKED SECURITIES. Mortgage-backed securities, held to maturity were $11.4 million, $14.7 million and $50.9 million at September 30, 1997, 1996 and 1995 respectively. In fiscal 1996 the Company's portfolio decreased $36.2 million, or 71.1%, primarily as a result of BankUnited's reclassifying $31.8 million of held-to-maturity mortgage-backed securities to available-for-sale in accordance with "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" issued by the Financial Accounting Standards Board which permitted a one-time reclassification. The reclassified securities had a market value of $916,000 in excess of their book value at the time of the transfer.


     BankUnited's available for sale mortgage-backed securities portfolio increased $53.4 million to $108.9 million as of September 30, 1997 from $55.5 million as of September 30, 1996, and $2.1 million as of September 30, 1995. In fiscal 1997, the increase was due to $18.7 million of securities acquired with Suncoast and purchases of $56.4 million, partially offset by maturities and pay downs of $21.7 million. In fiscal 1996, $31.8 million of the increase was due to the reclassification from held to maturity discussed above; $9.1 million of the increase was due to securities acquired with the Bank of Florida; and the remainder of the increase was due to purchases made during the 1996 fiscal year.


     OTHER INTEREST EARNING ASSETS. Other interest earning assets increased to $33.6 million at September 30, 1997 from $12.2 million as of September 30, 1996 and $12.3 million as of September 30, 1995. This category primarily represents stock in the FHLB which the Company is required to purchase as FHLB advances increase.


     OTHER ASSETS. From September 30, 1996 to September 30, 1997, Office properties and equipment, net, mortgage servicing rights, goodwill and prepaid and other assets increased by $4.8 million, $4.8 million, $11.8 million and $16.7 million, respectively. These increases all relate primarily to the acquisition of Suncoast.


     Since acquiring Suncoast, the Company sold its $292 million Ginnie Mae ("GNMA") mortgage servicing portfolio for $4.7 million and transferred its FDIC/RTC subservicing portfolio. No gain or loss was recorded on either of these transactions.


     DEPOSITS. Deposits increased by $689.8 million, or 136.3%, to $1.2 billion at September 30, 1997 from $506.1 million at September 30, 1996. Of this growth, $323.7 million was acquired with Suncoast; $96.6 million of the increase represents growth in former Suncoast branches since acquisition; $128.1 million represents growth in the four branches opened in the two years; and $22.0 million represents deposits from the State of Florida. Management believes this strong deposit growth was primarily attributable to BankUnited offering competitive interest rates and personalized service. BankUnited intends to open as many as eight branches in the 1998 fiscal year.


     FHLB ADVANCES. FHLB advances were $671.5 million at September 30, 1997, up $434.5 million from the $237.0 million at September 30, 1996. This increase was the result of FHLB advances being used to fund the purchase of residential loans as well as $26.5 million of advances assumed by BankUnited in connection with the acquisition of Suncoast.


     TRUST PREFERRED SECURITIES. In December 1996, BankUnited's subsidiary, BankUnited Capital, issued $50 million of Trust Preferred Securities; in March 1997, BankUnited Capital issued an additional $20 million of Trust Preferred Securities; and in June 1997, BankUnited's subsidiary, BankUnited Capital II, issued $46 million of Trust Preferred Securities. The net proceeds from the sales of the Trust Preferred Securities were $111 million. These funds may be used for general corporate purposes, including, but not limited to, acquisitions by either the Bank or the Company, capital contributions to support the Bank's growth and for working capital, and the possible repurchase of shares of the Company's preferred stock subject to acceptable market conditions. In the year ended September 30, 1997, BankUnited contributed $85 million of additional capital to the Bank.


     SUBORDINATED NOTES. On August 31, 1997, BankUnited called all outstanding subordinated notes totaling $774,500.

     STOCKHOLDERS' EQUITY. BankUnited's total stockholders' equity was $99.6 million at September 30, 1997, an increase of $30.5 million, or 44.1% from $69.1 million at September 30, 1996. This was due primarily to the issuance of 2,199,930 shares of Class A Common Stock and 920,000 shares of 8% Noncumulative Convertible Preferred Stock, Series 1996, in connection with the Suncoast acquisition. The estimated value of the stock issued to acquire Suncoast was $27.8 million.


     In February 1997, the holder of BankUnited's Series C and Series C-II classes of preferred stock exercised the right to convert both classes to Class A Common Stock at exchange ratios of 1.45475 shares of Class A Common Stock for each share of Series C preferred stock and 1.3225 shares of Class A Common Stock for each share of Series C-II preferred stock. BankUnited had previously exercised its right to call both classes of preferred stock. In July 1997, BankUnited began a tender offer to purchase any and all of its outstanding shares of 9% Preferred Stock at $10.25 per share. The offer expired on August 15, 1997, and BankUnited purchased 448,583 shares pursuant thereto. The number of shares remaining outstanding after the tender offer is 701,417 shares.


     In September 1997, the Company exercised its right to call all the outstanding shares of its 8% Non-cumulative Convertible Preferred Stock Series 1996, effective October 10, 1997. As a result 927,204 shares (387,709 shares as of September 30, 1997) converted to 1,548,410 Class A Common Stock at a ratio of 12/3 shares of common stock for each share of preferred. The remaining 5,696 shares of preferred shares were redeemed at $15 per share.


     In October 1997, the Company issued 3,680,000 shares of Class A Common Stock pursuant to a public stock offering. Net proceeds from the offering were approximately $43.9 million.


     LIQUIDITY AND CAPITAL RESOURCES. BankUnited's most significant sources of funds are deposits, FHLB advances, amortization and pre-payment of mortgage loans and securities, maturities of investment securities and other short term investments, and earnings and funds provided from operations. While FHLB advances, scheduled mortgage loan repayments and securities repayments are relatively predictable sources of funds, deposit flows and prepayments on loans and mortgage-backed securities are greatly influenced by general interest rates, economic conditions and competition. BankUnited manages the pricing of its deposits to maintain a desired balance. In addition, BankUnited invests excess funds in federal funds and other short-term interest-earning assets which provide liquidity to meet lending requirements.


     The Bank is required under applicable federal regulations to maintain specified levels of liquid investments in cash, United States government securities and other qualifying investments. Regulations currently in effect require the Bank to maintain liquid assets of not less than 5.0% of its net withdrawable accounts plus short-term borrowings, of which short-term liquid assets must consist of not less than 1.0%. As of September 30, 1997, the Bank had liquid assets and short-term liquid assets of 8.49% and 5.15%, respectively, which was in compliance with these requirements, and as of September 30, 1996, the Bank had liquid assets and short-term liquid assets of 6.75% and 3.80%, respectively. These applicable federal regulations were revised effective November 24, 1997, eliminating the 1.0% short-term liquid asset requirement and reducing the 5.0% liquid asset requirement to 4%.


     BankUnited's primary use of funds is to purchase or originate loans and to purchase mortgage-backed and investment securities. In fiscal 1997, 1996, and 1995, loans increased $1.1 billion, $193.0 million, and $40.1 million, respectively, and BankUnited purchased $77.8 million, $22.7 million, and $16.6 million, respectively, of mortgage-backed and investment securities. In addition, in 1995, BankUnited sold branches having $130.3 million of deposits. Funding for the above came primarily from increases in deposits of $689.8 million, $196.1 million and $92.6 million (exclusive of the branch sale) in 1997, 1996 and 1995, respectively, and increases in FHLB advances and other borrowings of $464.5 million in 1997, $52.7 million in 1996 and $83.6 million in 1995.


     Federal savings banks such as the Bank are also required to maintain capital at levels specified by applicable minimum capital ratios. At September 30, 1997, the Bank was in compliance with all capital requirements and met the definition of a "well capitalized" institution under applicable federal regulations.

COMPARISON OF OPERATING RESULTS FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 1997 AND 1996


     NET INCOME AFTER PREFERRED STOCK DIVIDENDS. BankUnited had net income after preferred stock dividends of $4.7 million for the year ended September 30, 1997, compared to net income after preferred stock dividends of $441,000 for the year ended September 30, 1996. All major categories of income and expense increased significantly in the year ended September 30, 1997 as compared to the year ended September 30, 1996 and reflect the significant growth BankUnited has experienced in the last year. A significant factor in such growth was the acquisition of Suncoast, which was completed on November 15, 1996. BankUnited's Consolidated Statement of Operations for the year ended September 30, 1997 reflects Suncoast's operations from the date of acquisition. Below is a more detailed discussion of each major category of income and expenses.


     NET INTEREST INCOME. Net interest income increased $13.9 million, or 78.8%, to $31.5 million for the year ended September 30, 1997 from $17.6 million for the year ended September 30, 1996. This increase was attributable to an increase in average interest-earning assets of $726.0 million, or 104.3%, to $1.4 billion for the year ended September 30, 1997 from $696.4 million for the year ended September 30, 1996. Approximately $350 million of the increase in average interest-earning assets for the year ended September 30, 1997 was a result of the acquisition of Suncoast. The remaining increase in average interest-earning assets is due primarily to loan purchases. The average yield on interest-earning assets increased 16 basis points to 7.65% for the year ended September 30, 1997, from 7.49% for the year ended September 30, 1996. The increase in average yield was attributable to an increase in the yield on loans receivable relating primarily to commercial real estate and construction loans acquired with Suncoast. Suncoast had a greater percentage of higher yielding commercial real estate and construction loans than the Bank.


     The increase in interest income of $56.6 million, or 108.8%, to $108.8 million for the year ended September 30, 1997 from $52.1 million for the year ended September 30, 1996, primarily reflects increases in interest and fees on loans of $53.3 million. The average yield on loans receivable increased to 7.78% for the year ended September 30, 1997 from 7.65% for the year ended September 30, 1996 and the average balance of loans receivable increased $676.9 million, or 125.3%, to $1.2 billion for the year ended September 30, 1997. Approximately $300 million of the increase in loans was due to the acquisition of Suncoast and, as stated above, the increase in the yield on loans was also attributed to Suncoast.


     The increase in interest expense of $41.3 million, or 119.4%, to $76.0 million for the year ended September 30, 1997 from $34.6 million for the year ended September 30, 1996 primarily reflects an increase in interest expense on interest-bearing deposits of $29.3 million, or 141.1%, from $20.8 million for the year ended September 30, 1996, to $50.1 million for the year ended September 30, 1997, an increase in interest expense on FHLB advances of $5 million from $13.8 million for the year ended September 30, 1996 to $18.8 million for the year ended September 30, 1997, and interest expense of $6.5 million on Trust Preferred Securities which were issued in fiscal 1997. This increase was due to an increase in average interest-bearing deposits of $557.8 million, or 137.2%, from $406.6 million for the year ended September 30, 1996 to $964.4 million for the year ended September 30, 1997. Approximately $250 million of this increase represents deposits acquired with Suncoast. The average rate paid on interest-bearing deposits increased 9 basis points from 5.11% for the year ended September 30, 1996 to 5.20% for the year ended September 30, 1997.


     PROVISION FOR LOAN LOSSES. The provision for loan losses for the year ended September 30, 1997 was $1.3 million as compared with a credit for loan losses of $120,000 for the year ended September 30, 1996. The credit in 1996 was due to a recovery of approximately $1 million as a result of a legal settlement relating to certain loans previously purchased. The provision for loan losses represents management's estimate of the charge to operations after reviewing the nature, volume, delinquency status, and inherent risk in the loan portfolio in relation to the allowance for loan losses. For a detailed discussion of BankUnited's asset quality and allowance for loan losses, see "--Description of Financial Condition Changes for the Years Ended September 30, 1997, 1996 and 1995--Credit Quality."

     NON-INTEREST INCOME. Non-interest income for the year ended September 30, 1997 was $4.1 million compared with $649,000 for the year ended September 30, 1996, an increase of $3.4 million. Of this increase, $1.6 million represents loan servicing fees (net of amortization of capitalized servicing rights) from operations acquired with Suncoast, and $819,000 represent gains on the sale of loans and mortgage backed securities. The remaining increase was primarily attributable to service fees on deposits reflecting the increase in the amount of deposits outstanding.


     NON-INTEREST EXPENSES. Operating expenses increased $8.9 million, or 63.5%, to $22.9 million for the year ended September 30, 1997 compared to $14.0 million for the year ended September 30, 1996. The increase in expenses was attributable to the growth BankUnited has experienced including the expenses of Suncoast's operations. The year ended September 30, 1996 included a one time assessment to replenish the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation (FDIC) of $2.6 million.


     INCOME TAXES. The income tax provision was $5.0 million for the year ended September 30, 1997 compared to $1.7 million for the year ended September 30, 1996. The increase in income taxes was the result of BankUnited's higher pre-tax earnings during the year ended September 30, 1997, compared to the year ended September 30, 1996.


     PREFERRED STOCK DIVIDENDS. Preferred stock dividends for the year ended September 30, 1997 were $2.9 million, an increase of $745,000, as compared to $2.1 million for the year ended September 30, 1996. This increase is the result of dividends paid on the 8% Noncumulative Convertible Preferred Stock, Series 1996, issued in connection with the acquisition of Suncoast and retired in October, 1997, partially offset by the conversion of the Noncumulative Convertible Preferred Stock, Series C and C-II in February 1997.


COMPARISON OF OPERATING RESULTS FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 1996 AND 1995


     NET INCOME. Net income before preferred stock dividends for fiscal 1996 was $2.6 million compared to $6.2 million in 1995. The decrease in net income was primarily attributable to the pretax gain recorded in the fourth quarter of fiscal 1995 of $9.3 million ($5.8 million after tax) from the sale of BankUnited's three branches on the west coast of Florida and the expense of a one-time special assessment by the SAIF of $2.6 million ($1.6 million after tax) in the fourth quarter of 1996. The SAIF special assessment became effective on September 30, 1996, in connection with the federal government's plan to recapitalize the SAIF. Many banks and thrifts were levied a 65.7 basis point charge against their SAIF deposit base to help meet the 1.25% mandated deposit reserve ratio. See "--Non-Interest Expenses" below.


     Primary earnings per share were $0.10 in 1996 compared to $1.77 in 1995. Fully diluted earnings per share totaled $0.10 in 1996 compared to $1.26 in 1995. There were no common share stock dividends declared in 1996 or 1995. In the fourth quarter of fiscal 1994 BankUnited suspended common stock dividends for the foreseeable future in order to use funds to support managed and controlled growth.


     NET INTEREST INCOME. Net interest income before provision for loan losses increased $4.4 million or 33.6% to $17.5 million in fiscal 1996 from $13.1 million in fiscal 1995. The increase was attributed to an increase in the average interest-earning assets of $148.6 million, or 27.1%, to $696.4 million in 1996 from $547.9 million in 1995, offset by a decline in the net interest rate spread of two basis points, to 2.10% for 1996 from 2.12% for 1995. Average interest-earning assets increased primarily because of purchases of loans which were funded by an increase in certificates of deposit. The average yield on interest-earning assets increased 29 basis points to 7.49% for 1996 from 7.20% for fiscal 1995, and the average cost of interest-bearing liabilities increased 31 basis points to 5.39% for 1996 from 5.08% for 1995.


     The increase in interest income of $12.7 million, or 32.2%, to $52.1 million for fiscal 1996 from $39.4 million for 1995 reflects increases in interest and fees on loans of $11.1 million or 36.9%. The average yield on loans increased to 7.65% for 1996 from 7.19% for 1995 and the average balance of loans receivable increased $120.8 million, or 28.8%, to $540.3 million for fiscal 1996. The increase in average loans receivable was primarily due to purchases of residential loans. In this regard BankUnited acquired $110.7 million of non-residential loans as part of the Suncoast acquisition subsequent to year end.


     The increase in interest expense of $8.3 million, or 31.6% to $34.6 million for fiscal 1996 from $26.3 million for 1995 primarily reflects an increase in interest on deposits of $2.9 million or 16.5% to $20.8 million for 1996, and an increase in interest on borrowings of $5.4 million, or 63.6%, to $13.8 million for 1996. The average cost of interest-bearing deposits increased 34 basis points to 5.12% in fiscal 1996 compared with 4.78% in fiscal 1995. The average cost of interest-bearing deposits increased primarily because higher rate certificates of deposit represent a greater percentage of interest-bearing liabilities. The average balance of interest-bearing deposits increased $32.9 million or 8.8% to $406.6 million for fiscal 1996. The average cost of borrowings remained relatively unchanged at 5.88% in fiscal 1996 versus 5.87% in fiscal 1995, however the average balance of borrowings increased $91.2 million, or 63.3% to $235.3 million for 1996. Borrowings increased in the fourth quarter of fiscal 1995 to replace deposits sold with BankUnited's branches on the west coast of Florida.


     PROVISIONS FOR LOAN LOSSES. In fiscal 1996, BankUnited recorded a credit for loan losses of $120,000 as compared to a provision of $1.2 million in fiscal 1995. The credit for loan losses recorded in fiscal 1996 was primarily due to a recovery of $1.0 million as a result of a legal settlement reached in October 1995 with a seller/servicer of loans from which BankUnited had previously purchased approximately $38.7 million of loans. BankUnited experienced unusually large losses on these purchased loans and as a result instituted a lawsuit against the seller for breach of warranty. Total charge offs in fiscal 1996 were $493,000 and recoveries were $1.1 million compared with charge offs of $594,000 and recoveries of $1,000 in fiscal 1995. (For a detailed discussion of BankUnited's asset quality and allowance for loan losses, see "--Description of Financial Condition Changes for the Years Ended September 30, 1997, 1996 and 1995--Credit Quality.")


     NON-INTEREST INCOME. Other income for fiscal 1996 was $0.6 million compared with $10.2 million in fiscal 1995. Fiscal 1995 included a gain of $9.3 million from the sale of BankUnited's branches on the west coast of Florida, a gain of $263,000 from the sale of $23.7 million of mortgage servicing rights and gains of $239,000 from the sale of loans and mortgage-backed securities. There were no significant gains or losses from the sale of assets in 1996.


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


     The reduction of operating expenses as a result of the sale of BankUnited's three branches on the west coast of Florida in July 1995 were substantially offset by the opening of three new branches in Palm Beach County on the east coast of Florida in fiscal 1996. Employee compensation and benefits increased $278,000 or 7.0% to $4.3 million in fiscal 1996 from $4.0 million in fiscal 1995. The increase primarily represents increased personnel resulting from BankUnited's growth.


     Insurance expense increased 251.5% due to the one time SAIF special assessment of $2.6 million.


     Expenses associated with real estate owned ("REO") decreased to $73,000 in fiscal 1996 from $559,000 in fiscal 1995, a decrease of $486,000. This decrease reflected net gains on the sale of REO of $178,000 in fiscal 1996, compared with net losses of $172,000 in fiscal 1995.


     Other operating expenses decreased $420,000 or 17.1%, to $2.0 million for fiscal 1996 from $2.4 million for fiscal 1995. The decrease primarily reflects a decrease in the provision for losses on tax certificates. In fiscal 1995, BankUnited recorded an additional provision on tax certificates previously purchased, which have not been redeemed and on which BankUnited elected not to seek tax deeds.

     INCOME TAX PROVISION. The income tax provision was $1.7 million for fiscal 1996 compared to $3.7 million for fiscal 1995. The difference primarily results from the difference in income before income taxes. The effective tax rate was 39.1% in 1996 and 37.5% in 1995.


     PREFERRED STOCK DIVIDENDS. Total preferred stock dividends were $2.1 million in fiscal 1996 compared to $2.2 million in fiscal 1995. This decrease was because BankUnited declared a special dividend in the fourth quarter of fiscal 1995 on the Series A and Series B Noncumulative Convertible Preferred Stock of $1.25 and $0.92 per share, respectively, payable in Class A Common Stock. The special dividend represented five quarters of unpaid dividends. Regular dividends were paid on all other classes of preferred stock for both fiscal 1996 and 1995.

SELECTED QUARTERLY FINANCIAL DATA


     Set forth below is selected quarterly data for the fiscal years ended September 30, 1997 and 1996.

                                                                                1997
                                                            --------------------------------------------
                                                             FIRST       SECOND      THIRD       FOURTH
                                                            QUARTER     QUARTER     QUARTER     QUARTER
                                                            ---------   ---------   ---------   --------
                                                                       (DOLLARS IN THOUSANDS)
Net interest income  ....................................     $7,076      $8,001      $8,842     $8,895
Provision for loan losses  ..............................        250         165         280        600
Non-interest income  ....................................        600       1,001         916      1,543
Non-interest expense ....................................      4,805       5,751       6,158      6,233
                                                             -------     -------     -------     ------
Income before taxes and preferred stock dividends  ......      2,621       3,086       3,320      3,605
Income taxes   ..........................................      1,022       1,243       1,329      1,439
                                                             -------     -------     -------     ------
Net income before preferred stock dividends  ............      1,599       1,843       1,991      2,166
Preferred stock dividends  ..............................        672         777         718        723
                                                             -------     -------     -------     ------
Net income applicable to common stock  ..................     $  927      $1,066      $1,273     $1,443
                                                             =======     =======     =======     ======
Primary earnings per share ..............................     $ 0.13      $ 0.12      $ 0.14     $ 0.15
                                                             =======     =======     =======     ======
Fully diluted earnings per share ........................     $ 0.13      $ 0.12      $ 0.14     $ 0.15
                                                             =======     =======     =======     ======

                                                                                         1996
                                                                   ------------------------------------------------
                                                                    FIRST       SECOND      THIRD       FOURTH
                                                                   QUARTER     QUARTER     QUARTER      QUARTER
                                                                   ---------   ---------   ---------   ------------
                                                                                (DOLLARS IN THOUSANDS)
Net interest income   ..........................................    $3,538       $3,758      $4,723     $ (5,491)
Provision (credit) for loan losses   ...........................      (300)          --          75          105
Non-interest income   ..........................................       158          129         198          164
Non-interest expense  ..........................................     2,528        2,764       3,006        5,738
                                                                    ------      -------     -------     --------
Income (loss) before taxes and preferred stock dividends  ......     1,468        1,123       1,840         (188)
Income taxes ...................................................       557          430         706          (36)
                                                                    ------      -------     -------     --------
Net income (loss) before preferred stock dividends  ............       911          693       1,134         (152)
Preferred stock dividends   ....................................       536          536         537          536
                                                                    ------      -------     -------     --------
Net income (loss) applicable to common stock  ..................    $  375       $  157      $  597     $   (688)
                                                                    ======      =======     =======     ========
Primary earnings (loss) per share ..............................    $ 0.16       $ 0.04      $ 0.10     $  (0.12)
                                                                    ======      =======     =======     ========
Fully diluted earnings (loss) per share ........................    $ 0.15       $ 0.04      $ 0.10     $  (0.12)
                                                                    ======      =======     =======     ========

     In the fourth quarter of 1996, the Company recorded an expense of $2.6 million for a one-time special assessment by the SAIF. The SAIF special assessment required by the FDIC became effective on September 30, 1996, in connection with the federal government's plan to recapitalize the SAIF.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


     The business of the Company and the composition of its balance sheet consists of investments in interest-earning assets (primarily loans, mortgage-backed securities, and investment securities) which are primarily funded by interest-bearing liabilities (deposits and borrowings). Such financial instruments have varying levels of sensitivity to changes in market interest rates resulting in market risk. Other than loans which are originated and held for sale, all of the financial instruments of the Company are for other than trading purposes.


     Interest rate risk results when the maturity or repricing intervals and interest rate indices of the interest-earning assets, interest-bearing liabilities, and off-balance sheet financial instruments are different, creating a risk that changes in the level of market interest rates will result in disproportionate changes in the value of, and the net earnings generated from, the Company's interest-earning assets, interest-bearing liabilities, and off-balance sheet financial instruments. The Company's exposure to interest rate risk is managed primarily through the Company's strategy of selecting the types and terms of interest-earning assets and interest-bearing liabilities which generate favorable earnings, while limiting the potential negative effects of changes in market interest rates. Since the Company's primary source of interest-bearing liabilities is customer deposits, the Company's ability to manage the types and terms of such deposits may be somewhat limited by customer preferences in the market areas in which the Company operates. Borrowings, which include FHLB Advances, short-term borrowings, and long-term borrowings, are generally structured with specific terms which in management's judgement, when aggregated with the terms for outstanding deposits and matched with interest-earning assets, mitigate the Company's exposure to interest rate risk. The rates, terms and interest rate indices of the Company's interest-earning assets result primarily from the Company's strategy of investing in loans and securities (a substantial portion of which have adjustable-rate terms) which permit the Company to limit its exposure to interest rate risk, together with credit risk, while at the same time achieving a positive interest rate spread from the difference between the income earned on interest-earning assets and the cost of interest-bearing liabilities (see "Business--Factors Affecting Earnings--Asset and Liability Management" for a further discussion of rate sensitive assets, rate sensitive liabilities and net interest spread).


SIGNIFICANT ASSUMPTIONS UTILIZED IN MANAGING INTEREST RATE RISK


     Managing the Company's exposure to interest rate risk involves significant assumptions about the exercise of imbedded options and the relationship of various interest rate indices of certain financial instruments.


     IMBEDDED OPTIONS. A substantial portion of the Company's loans and mortgage-backed securities are residential mortgage loans containing significant imbedded options which permit the borrower to prepay the principal balance of the loan prior to maturity ("prepayments") without penalty. A loan's propensity for prepayment is dependent upon a number of factors, including, the current interest rate and interest rate index (if any) on the loan, the financial ability of the borrower to refinance, the economic benefit to be obtained from refinancing, availability of refinancing at attractive terms, as well as economic and other factors in specific geographic areas which affect the sales and price levels of residential property. In a changing interest rate environment, prepayments may increase or decrease on fixed- and adjustable-rate loans depending on the current relative levels and expectations of future short- and long-term interest rates. Since a significant portion of the Company's loans are ARM loans, prepayments on such loans generally increase when long-term interest rates fall or are at historically low levels relative to short-term interest rates making fixed-rate loans more desirable.


     Investment securities, other than those with early call provisions, generally do not have significant imbedded options and repay pursuant to specific terms until maturity. While savings and checking deposits generally may be withdrawn upon the customer's request without prior notice, a continuing relationship with customers resulting in future deposits and withdrawals is generally predictable resulting in a dependable and uninterruptible source of funds. Time deposits generally have early withdrawal penalties, while term FHLB Advances have prepayment penalties, which discourage customer withdrawal of time deposits and prepayment of FHLB Advances prior to maturity.


     INTEREST RATE INDICES. The Company's ARM loans and mortgage-backed securities are primarily indexed to the One Year Constant Maturity Treasury Index or COFI (see "Business--Lending Activities"). When such loans and mortgage-backed securities are funded by interest-bearing liabilities which are determined by other indices, primarily deposits and FHLB Advances, a changing interest rate environment may result in different levels of change in the different indices leading to disproportionate changes in the value of, and the net earnings generated from, the Company's financial instruments. Each index is unique and is influenced by different external factors, therefore, the historical relationships in various indices may not necessarily be indicative of the actual change which may result in a changing interest rate environment.



INTEREST RATE RISK MEASUREMENT


     In addition to periodic gap reports (see "Business--Factors Affecting Earnings--Asset and Liability Management") comparing the sensitivity of interest-earning assets and interest-bearing liabilities to changes in interest rates, management also utilizes a quarterly report ("model") prepared for the Bank by the OTS based on information provided by the Bank which measures the Bank's exposure to interest rate risk. The model calculates the present value of assets, liabilities, off-balance sheet financial instruments, and equity at current interest rates, and at hypothetical higher and lower interest rates at one percent intervals. The present value of each major category of financial instrument is calculated by the model using estimated cash flows based on weighted average contractual rates and terms at discount rates representing the estimated current market interest rate for similar financial instruments. The resulting present value of longer term fixed-rate financial instruments are more sensitive to change in a higher or lower market interest rate scenario, while adjustable-rate financial instruments largely reflect only a change in present value representing the difference between the contractual and discounted rates until the next interest rate repricing date.

     The following table reflects the estimated present value of interest-earning assets, interest-bearing liabilities, and off-balance sheet financial instruments as calculated by the OTS for the Bank as of September 30, 1997, consolidated with the estimated present values of other financial instruments of the Company, at current interest rates and at hypothetical higher and lower interest rates of one and two percent.



                                                                       AT SEPTEMBER 30, 1997
                                              ------------------------------------------------------------------------
                                                                           PRESENT VALUE
                                              ------------------------------------------------------------------------
                                                 -2%           -1%         CURRENT         +1%             +2%
                                              ------------  ------------  ------------  --------------  --------------
Interest-earning assets:
 Investments, tax certificates, Federal
   funds sold, FHLB overnight deposits
   and other interest earning assets,
   at cost  ................................. $  191,067    $  189,499    $  187,074     $  186,141      $  184,475
 Mortgage-backed securities   ...............    127,699       124,954       120,211        114,403         108,636
 Loans:
  Adjustable-rate mortgages   ...............  1,402,745     1,392,526     1,378,638      1,359,515       1,334,774
  Fixed-rate mortgages  .....................    450,068       442,009       426,906        407,384         387,172
  Commercial and consumer loans  ............     12,771        12,689        12,608         12,533          12,455
                                              ----------    ----------    ----------     ----------      ----------
   Total loans ..............................  1,865,584     1,847,224     1,818,152      1,779,432       1,734,401
                                              ----------    ----------    ----------     ----------      ----------
   Total interest-earning assets ............ $2,184,350    $2,161,677    $2,125,437     $2,079,976      $2,027,512
                                              ==========    ==========    ==========     ==========      ==========
Interest-bearing liabilities:
 Customer deposits:
  Money market and NOW accounts  ............ $   99,357    $   99,357    $   99,357     $   99,357      $   99,357
  Passbook accounts  ........................    160,431       160,431       160,431        160,431         160,431
  Certificate accounts  .....................    950,266       944,105       938,083        932,140         926,336
                                              ----------    ----------    ----------     ----------      ----------
   Total customer deposits ..................  1,210,054     1,203,893     1,197,871      1,191,928       1,186,124
 Borrowings:
  FHLB advances   ...........................    678,664       676,676       674,705        672,752         670,815
  Trust preferred ...........................    142,791       129,923       119,010        109,035         100,538
  Other borrowings   ........................     30,000        30,000        30,000         30,000          30,000
                                              ----------    ----------    ----------     ----------      ----------
   Total borrowings  ........................    851,455       836,599       823,715        811,787         801,353
                                              ----------    ----------    ----------     ----------      ----------
   Total interest-bearing liabilities  ...... $2,061,509    $2,040,492    $2,021,586     $2,003,715      $1,987,477
                                              ==========    ==========    ==========     ==========      ==========
Loan commitments  ........................... $   30,219    $   20,174    $    7,371     $   (8,716)     $  (28,481)
                                              ==========    ==========    ==========     ==========      ==========

     The calculations of present value have certain shortcomings. The discount rates utilized for loans and mortgage-backed securities are based on estimated market interest rate levels for similar loans and securities nationwide, with prepayment levels generally assumed based on global statistics. The unique characteristics of the Company's loans and mortgage-backed securities may not necessarily parallel those assumed in the model, and therefore, would likely result in different discount rates, prepayment experiences, and present values. The discount rates utilized for deposits and borrowings are based upon available alternative types and sources of funds which are not necessarily indicative of the present value of deposits and FHLB Advances since such deposits and Advances are unique to, and have certain price and customer relationship advantages for, depository institutions. The present values are determined based on the discounted cash flows over the remaining estimated lives of the financial instruments and assumes that the resulting cash flows are reinvested in financial instruments with virtually identical terms. The total measurement of the Company's exposure to interest rate risk as presented in the above table may not be representative of the actual values which might result from a higher or lower interest rate environment. A higher or lower interest rate environment will most likely result in different investment and borrowing strategies by the Company designed to further mitigate the effect on the value of, and the net earnings generated from, the Company's net assets from any change in interest rates.


     NET PORTFOLIO VALUE. The OTS adopted a final rule in August of 1993 incorporating an interest rate risk ("IRR") component into the risk-based capital rules (see "Regulation"). The IRR component is a dollar amount that is deducted from total capital for the purpose of calculating an institution's risk-based capital requirement and is measured in terms of the sensitivity of its net portfolio value ("NPV") to changes in interest rates. An institution's NPV is calculated as the net discounted cash flows from assets, liabilities, and off-balance sheet contracts. An institution's IRR component is measured as the change in the ratio of NPV to the net present value of total assets as a result of a hypothetical 200 basis point change in market interest rates. A resulting decline in this ratio of more than 2% of the estimated present value of an institution's total assets prior to the hypothetical 200 basis point change will require the institution to deduct from its regulatory capital 50% of that excess decline. Implementation of the rule has been postponed indefinitely.


     The following table presents the Bank's ratio of NPV to the present value of total assets as of September 30, 1997, as calculated by the OTS, based on information provided to the OTS by the Company.



 CHANGE IN INTEREST RATES                                           RATIO OF NPV
     IN BASIS POINTS                      PRESENT VALUE OF     TO THE PRESENT VALUE OF
       (RATE SHOCK)            NPV          TOTAL ASSETS            TOTAL ASSETS           CHANGE
--------------------------   ----------   ------------------   ------------------------   ----------
                                       (DOLLARS IN THOUSANDS)
                +200         $114,075         $2,061,248                 5.53%              (4.46)%
                +100          169,500          2,104,648                 8.05               (1.94)
               Static         214,066          2,141,024                10.00                  --
                -100          244,597          2,166,744                11.29                1.29
                -200          265,113          2,185,364                12.13                2.13

     Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the loan. Further, in the event of a change in interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in calculating the tables. Finally, the ability of many borrowers to service their debt may decrease in the event of a significant interest rate increase.


     In addition, the previous table does not necessarily indicate the impact of general interest rate movements on the Company's net interest income because the repricing of certain categories of assets and liabilities are subject to competitive and other pressures beyond the Company's control. As a result, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may in fact mature or reprice at different times and at different volumes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                        BANKUNITED FINANCIAL CORPORATION


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                           PAGE
                                                                           -
Report of Independent Certified Public Accountants   ..................   55

Consolidated Statements of Financial Condition as of September 30, 1997
 and September 30, 1996   .............................................   56

Consolidated Statements of Operations for the Years Ended
 September 30, 1997, 1996 and 1995 ....................................   57

Consolidated Statements of Stockholders' Equity for the Years Ended
 September 30, 1997, 1996 and 1995 ....................................   58

Consolidated Statements of Cash Flows for the Years Ended
 September 30, 1997, 1996 and 1995 ....................................   60

Notes to Consolidated Financial Statements  ...........................   62

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of BankUnited Financial Corporation:



     In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of BankUnited Financial Corporation and its subsidiaries at September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP


Miami, Florida
November 12, 1997

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                              FOR THE YEARS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                           -------------------------
                                                                                              1997        1996
                                                                                           ------------ ------------
                                                                                            (DOLLARS IN THOUSANDS)
ASSETS
Cash  ....................................................................................  $   10,571   $  5,483
Federal Home Loan Bank overnight deposits ................................................      79,413     28,253
Federal funds sold   .....................................................................          --        400
Tax certificates, (net of reserves of $697 and $614 at September 30, 1997 and 1996,
 respectively) ...........................................................................      49,283     40,088
Investments held to maturity (market value of approximately $14,613 and $11 at
 September 30, 1997 and 1996, respectively)  .............................................      14,494         11
Investments available for sale, at market ................................................      10,166      6,685
Mortgage-backed securities, held to maturity (market value of approximately $11,292 and
 $14,274 at September 30, 1997 and 1996, respectively)....................................      11,352     14,698
Mortgage-backed securities available for sale, at market .................................     108,919     55,467
Loans receivable, net   ..................................................................   1,661,381    646,385
Mortgage loans held for sale (market value of approximately $105,980 at September 30,          104,342         --
  1997)  .
Other interest earning assets ............................................................      33,599     12,225
Office properties and equipment, net   ...................................................       7,371      2,608
Real estate owned, net  ..................................................................         611        632
Accrued interest receivable   ............................................................      16,261      7,023
Mortgage servicing rights  ...............................................................       4,783         --
Goodwill .................................................................................      14,278      2,457
Prepaid expenses and other assets   ......................................................      18,582      1,945
                                                                                            ----------   --------
  Total assets ...........................................................................  $2,145,406   $824,360
                                                                                            ==========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Deposits   ..............................................................................  $1,195,892   $506,106
 Securities sold under agreements to repurchase ..........................................      30,000         --
 Advances from Federal Home Loan Bank  ...................................................     671,484    237,000
 Company obligated mandatorily redeemable trust preferred securities of subsidiary trust
   holding solely junior subordinated deferrable interest debentures of the Company ......     116,000         --
 Subordinated notes  .....................................................................          --        775
 Interest payable (primarily on deposits and advances from Federal Home Loan Bank)  ......       3,844      1,244
 Advance payments by borrowers for taxes and insurance   .................................      10,688      4,292
 Accrued expenses and other liabilities   ................................................      17,853      5,832
                                                                                            ----------   --------
  Total liabilities  .....................................................................   2,045,761    755,249
                                                                                            ----------   --------
Commitments and contingencies (Notes 7 and 16)
Stockholders' equity:
 Preferred stock, Series B, 1993 and 1996, $0.01 par value. Authorized shares--10,000,000;
   issued and outstanding shares--2,175,296 and 2,664,547 at September 30, 1997 and 1996,
   respectively   ........................................................................          22         27
 Class A Common Stock, $.01 par value. Authorized shares--30,000,000; issued and
   outstanding shares--9,257,098 and 5,454,201 at September 30, 1997 and 1996,                      92         54
  respectively  .
 Class B Common Stock, $.01 par value. Authorized shares--3,000,000; issued and
   outstanding shares--275,685 and 251,515 at September 30, 1997 and 1996, respectively              3          3
Additional paid-in capital ...............................................................      86,679     62,055
Retained earnings ........................................................................      11,988      7,279
Net unrealized gains (losses) on securities available for sale, net of tax ...............         861       (307)
                                                                                            ----------   --------
  Total stockholders' equity  ............................................................      99,645     69,111
                                                                                            ----------   --------
  Total liabilities and stockholders' equity .............................................  $2,145,406   $824,360
                                                                                            ==========   ========

                  See accompanying notes to consolidated financial statements.

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                 FOR THE YEARS ENDED
                                                                                    SEPTEMBER 30:
                                                                        --------------------------------------
                                                                          1997         1996            1995
                                                                        ----------   --------------   --------
                                                                                (DOLLARS IN THOUSANDS,
                                                                              EXCEPT EARNINGS PER SHARE)
Interest income:
 Interest and fees on loans   .......................................   $ 94,655       $ 41,313        $30,171
 Interest on mortgage-backed securities   ...........................      7,035         4,250           4,093
 Interest on short-term investments .................................      1,613         2,359           1,491
 Interest and dividends on long-term investments and other
   interest-earning assets ..........................................      5,471         4,210           3,664
----------------------------------------------------------------------  --------       --------        -------
  Total interest income .............................................    108,774        52,132          39,419
                                                                        --------       --------        -------
Interest expense:
 Interest on deposits   .............................................     50,136        20,791          17,849
 Interest on borrowings .............................................     19,351        13,831           8,456
 Preferred dividends of Trust Subsidiary  ...........................      6,473            --              --
                                                                        --------       --------        -------
  Total interest expense   ..........................................     75,960        34,622          26,305
                                                                        --------       --------        -------
 Net interest income before provision (credit) for loan
   losses   .........................................................     32,814        17,510          13,114
Provision (credit) for loan losses  .................................      1,295          (120)          1,221
                                                                        --------       --------        -------
 Net interest income after provision (credit) for loan losses  ......     31,519        17,630          11,893
                                                                        --------       --------        -------
Non-interest income:
 Service fees  ......................................................      2,993           597             423
 Gain on sale of loans and mortgage-backed securities ...............        819             5             239
 Gain (loss) on sale of other assets   ..............................          1              (6)        9,569
 Other   ............................................................        247            53               6
                                                                        --------       ---------       -------
  Total non-interest income   .......................................      4,060           649          10,237
                                                                        --------       ---------       -------
Non-interest expenses:
 Employee compensation and benefits .................................      8,880         4,275           3,997
 Occupancy and equipment   ..........................................      3,568         1,801           1,727
 Insurance  .........................................................        948         3,610           1,027
 Professional fees--legal and accounting  ...........................      1,605           929           1,269
 Data processing  ...................................................        992           340             356
 Loan servicing expense .............................................      1,796           979             765
 Real estate owned operations .......................................        301            73             559
 Other operating expenses  ..........................................      4,875         2,029           2,449
                                                                        --------       ---------       -------
  Total non-interest expenses .......................................     22,947        14,036          12,149
                                                                        --------       ---------       -------
  Income before income taxes and preferred stock
     dividends ......................................................     12,632         4,243           9,981
Income taxes   ......................................................      5,033         1,657           3,741
                                                                        --------       ---------       -------
  Net Income before preferred stock dividends   .....................      7,599         2,586           6,240
Preferred stock dividends of the Company  ...........................      2,890         2,145           2,210
                                                                        --------       ---------       -------
  Net income after preferred stock dividends ........................   $  4,709       $ 4,441         $ 4,030
                                                                        ========       =========       =======
Primary earnings per share ..........................................   $   0.54       $  0.10         $  1.77
                                                                        ========       =========       =======
Fully diluted earnings per share ....................................   $   0.54       $  0.10         $  1.26
                                                                        ========       =========       =======

                 See accompanying notes to consolidated financial statements.

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

             FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

                                                                       CLASS A              CLASS B
                                            PREFERRED STOCK          COMMON STOCK         COMMON STOCK
                                        ------------------------ -------------------- --------------------
                                          SHARES      AMOUNT      SHARES     AMOUNT    SHARES     AMOUNT
                                        ------------- ---------- ----------- -------- ----------- --------
Balance at September 30, 1994 .........  2,679,107     $  27      1,787,018    $18     214,834      $ 2
 Issuance of Class A and Class B
  Common Stock ........................         --        --         22,418     --      18,232       --
 Conversion of Class B Common
  Stock to Class A Common
  Stock  ..............................         --        --            742     --        (742)      --
 Payment of dividends on
  Company's preferred stock   .........         --        --         24,992     --          --       --
 Net unrealized gain on
  investments available for sale       .        --        --             --     --          --       --
 Net income for the year ended
  September 30, 1995 ..................         --        --             --     --          --       --
                                         ---------     -----      ---------    ---     -------      ---
Balance at September 30, 1995 .........  2,679,107        27      1,835,170     18     232,324        2
 Conversion of Preferred Stock
  to Common Stock Class A  ............    (14,560)       --         21,340     --          --       --
 Issuance of Class A and Class B
  Common Stock ........................         --        --         25,210     --      19,191        1
 Underwritten public offering of
  the Company's Common
  Class A, net ........................         --        --      3,565,000     36          --       --
 Payment of dividends on the
  Company's Preferred Stock   .........         --        --          7,481     --          --       --
 Net change in unrealized loss on
  investments available for sale       .        --        --             --     --          --       --
 Net income for the year ended
  September 30, 1996 ..................         --        --             --     --          --       --
                                         ---------     -----      ---------    ---     -------      ---
Balance at September 30, 1996 .........  2,664,547        27      5,454,201     54     251,515        3
 Issuance of Class A and Class B
  Common Stock ........................         --        --         40,357     --      24,423       --
 Conversion of Preferred Stock
  to Common Class A  ..................   (973,568)      (10)     1,470,359     13          --       --
 Conversion of Common Class B
  to Common Class A  ..................         --        --            253     --        (253)      --
 Preferred Stock, Series 9%
  tender offer ........................   (448,583)         (4)          --     --          --       --
 Issuance of Stock in connection
  with the Suncoast acquisition        .   920,000         9      2,199,730     22          --       --
 Stock options and warrants
  exercised ...........................     12,900        --         89,004     --          --       --
 Payments of dividends on the
  Company's Preferred Stock   .........         --        --          3,194      3          --       --
 Net change in unrealized loss on
  investments available for sale       .        --        --             --     --          --       --
 Net income for the year ended
  September 30, 1997 ..................         --        --             --     --          --       --
                                         ---------     -------    ---------    ---     -------      ---
Balance at September 30, 1997 .........  2,175,296     $  22      9,257,098    $92     275,685      $ 3
                                         =========     =======    =========    ===     =======      ===



                                                                 UNREALIZED
                                                                  GAIN ON
                                                                 SECURITIES
                                                                  AVAILABLE      TOTAL
                                         PAID-IN      RETAINED    FOR SALE,  STOCKHOLDERS'
                                         CAPITAL      EARNINGS   NET OF TAX     EQUITY
                                        ------------- ---------- ----------- --------------
Balance at September 30, 1994 .........   $38,413     $ 2,808     $    --      $ 41,268
 Issuance of Class A and Class B
  Common Stock ........................       222          --          --           222
 Conversion of Class B Common
  Stock to Class A Common
  Stock  ..............................        --          --          --            --
 Payment of dividends on
  Company's preferred stock   .........       200      (2,210)         --        (2,010)
 Net unrealized gain on
  investments available for sale       .       --          --          25            25
 Net income for the year ended
  September 30, 1995 ..................        --       6,240          --         6,240
                                          --------    -------     -------      --------
Balance at September 30, 1995 .........    38,835       6,838          25        45,745
 Conversion of Preferred Stock
  to Common Stock Class A  ............        --          --          --            --
 Issuance of Class A and Class B
  Common Stock ........................       330          --          --           331
 Underwritten public offering of
  the Company's Common
  Class A, net ........................    22,831          --          --        22,867
 Payment of dividends on the
  Company's Preferred Stock   .........        59      (2,145)         --        (2,086)
 Net change in unrealized loss on
  investments available for sale       .       --          --        (332)         (332)
 Net income for the year ended
  September 30, 1996 ..................        --       2,586          --         2,586
                                          --------    -------     -------      --------
Balance at September 30, 1996 .........    62,055       7,279        (307)       69,111
 Issuance of Class A and Class B
  Common Stock ........................       501          --          --           501
 Conversion of Preferred Stock
  to Common Class A  ..................          (3)       --          --            --
 Conversion of Common Class B
  to Common Class A  ..................        --          --          --            --
 Preferred Stock, Series 9%
  tender offer ........................    (4,481)         --          --        (4,485)
 Issuance of Stock in connection
  with the Suncoast acquisition        .   27,781          --          --        27,812
 Stock options and warrants
  exercised ...........................       794          --          --           794
 Payments of dividends on the
  Company's Preferred Stock   .........        32      (2,890)         --        (2,855)
 Net change in unrealized loss on
  investments available for sale       .       --          --       1,168         1,168
 Net income for the year ended
  September 30, 1997 ..................        --       7,599          --         7,599
                                          ---------   -------     -------      --------
Balance at September 30, 1997 .........   $86,679     $11,988     $   861      $ 99,645
                                          =========   =======     =======      ========

                                                        (CONTINUED ON NEXT PAGE)

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

             FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995


     The beginning balance at September 30, 1994 of each series of the
                    Company's preferred stock were as follows:


                          SHARES     AMOUNT
                         ----------- -------
     Series A  .........     55,000    $ 1
     Series B  .........    142,378      2
     Series C  .........    363,636      4
     Series C-II  ......    222,223      2
     Series 1993  ......    745,870      7
     Series 9% .........  1,150,000     11
                          ---------    ---
       Total   .........  2,679,107    $27
                          =========    ===

     The ending balance at September 30, 1997 of Preferred Stock were as follows:


                          SHARES     AMOUNT
                         ----------- -------
     Series B  .........    183,818    $ 2
     Series 1993  ......    744,870      7
     Series 9% .........    701,417      8
     Series 1996  ......    545,191      5
                            -------    ---
       Total   .........  2,175,296    $22
                          =========    ===

     Effective September 30, 1995, the Series A Preferred Stock was exchanged for Series B Preferred Stock.




























                  See accompanying notes to consolidated financial statements.

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                       FOR THE YEARS ENDED
                                                                                          SEPTEMBER 30,
                                                                          ----------------------------------------------
                                                                            1997             1996             1995
                                                                          ------------   ---------------   -------------
                                                                                      (DOLLARS IN THOUSANDS)
 Cash flows from operating activities:
 Net income   .........................................................   $   7,599        $   2,586        $  6,240
 Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Provision (credit) for loan losses  .................................       1,295             (120)          1,221
  Provision for losses on tax certificates  ...........................          84               76             484
  Depreciation and amortization .......................................       1,320              674             526
  Amortization of discounts and premiums on investments ...............          38               20               3
  Amortization of discounts and premiums on
    mortgage-backed securities  .......................................         101              144              84
  Amortization of goodwill   ..........................................         683               --              --
  Amortization of discounts and premiums on loans .....................        (570)          (2,332)           (784)
  Amortization of loan servicing assets  ..............................         931               --              --
  Loans originated for sale  ..........................................     (28,467)          (4,141)         (2,376)
  Increase in accrued interest receivable   ...........................      (6,285)          (1,239)           (320)
  Increase in interest payable on deposits and FHLB advances  .........       1,142               31             685
  Increase (decrease) in accrued expenses   ...........................       3,312              213             (68)
  Increase (decrease) in accrued taxes   ..............................         792           (2,960)          3,065
  Increase (decrease) in deferred taxes  ..............................      (1,854)            (469)             33
  Increase (decrease) in other liabilities  ...........................     (22,130)           2,841           1,763
  (Increase) decrease in prepaid expenses and other assets ............      (1,635)            (224)            566
  Gain on sales of mortgage-backed securities  ........................        (185)              --            (231)
  Proceeds from sale of loans   .......................................      39,890            4,362           2,456
  Proceeds from sale of loan servicing assets  ........................       4,215               --             265
  Recovery on loans ...................................................          69            1,119               1
  (Gain) loss on sales of loans .......................................          44                 (5)             (8)
  (Gain) loss on real estate owned operations  ........................         236             (185)             94
  (Gain) on sales of tax certificates .................................          --               --                (3)
  (Gain) loss on sale of other assets .................................          --                7              --
  Gain on sale of loan servicing rights  ..............................          --               --            (265)
  Gain on sale of branches   ..........................................          --               --          (9,304)
                                                                          ---------        -----------      ----------
   Net cash provided by (used in) operating activities  ...............         625              398           4,127
                                                                          ---------        -----------      ----------
 Cash flows from investing activities:
  Net increase in loans   .............................................    (792,501)        (185,457)        (44,744)
  Proceeds from sale of real estate owned   ...........................       2,257            2,661           4,607
  Purchase of investment securities   .................................     (22,144)          (3,510)         (4,675)
  Purchase of mortgage-backed securities ..............................     (56,499)         (19,228)        (11,931)
  Purchases of other earning assets   .................................     (32,300)            (650)         (9,580)
  Proceeds from repayments of investment securities  ..................       4,051            5,675           2,000
  Proceeds from repayments of mortgage-backed securities   ............      19,345           10,523           6,326
  Proceeds from repayments of other earning assets   ..................      14,176              750           5,125
  Proceeds from sales of investment securities ........................         126            2,097              --
  Proceeds from sale of mortgage-backed securities   ..................       7,653               --           9,947
  Purchases of office properties and equipment ........................      (1,980)          (1,170)           (742)
  Sales of premises and equipment  ....................................       1,364               --              --
  Net decrease (increase) in tax certificates  ........................      (9,278)            (620)          2,587
  Purchase of Bank of Florida, net of acquired cash equivalents  ......          --            1,521              --
  Cash and cash equivalents of Suncoast at date of acquisition   ......      32,803               --              --
                                                                          ---------        -----------      ----------
   Net cash used in investing activities ..............................    (832,927)        (187,408)        (41,080)
                                                                          ---------        -----------      ----------

                                                       (CONTINUED ON NEXT PAGE)

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                                                                                   FOR THE YEARS ENDED
                                                                                      SEPTEMBER 30,
                                                                       -------------------------------------------
                                                                         1997           1996           1995
                                                                       ------------   ------------   -------------
                                                                                 (DOLLARS IN THOUSANDS)
Cash flows from financing activities:
 Net increase in deposits ..........................................    $366,049       $168,744       $   92,555
 Net (decrease) in deposits from sale of branches ..................          --             --         (130,276)
 Net (decrease) increase in Federal Home Loan Bank advances   ......     382,984         (4,000)         105,000
 Net (decrease) increase in other borrowings   .....................      30,000             --          (21,400)
 Decrease in subordinated notes ....................................        (775)            --               --
 Premium on sale of branches .......................................          --             --            9,304
 Net proceeds from issuance of trust preferred securities  .........     111,456             --               --
 Net proceeds from issuance of common stock ........................       1,329         23,198              222
 Preferred Stock, Series 9% tender offer ...........................      (4,486)            --               --
 Dividends paid on the Company's preferred stock  ..................      (2,890)        (2,086)          (2,010)
 Increase in advances from borrowers for taxes and insurance  ......       4,483            560            1,526
                                                                        --------       --------       ----------
  Net cash provided by financing activities ........................     888,150        186,416           54,921
                                                                        --------       --------       ----------
 Increase (decrease) in cash and cash equivalents ..................      55,848           (594)          17,968
 Cash and cash equivalents at beginning of year   ..................      34,136         34,730           16,762
                                                                        --------       --------       ----------
 Cash and cash equivalents at end of year   ........................    $ 89,984       $ 34,136       $   34,730
                                                                        ========       ========       ==========
Supplemental Disclosures:
 Interest paid on deposits and borrowings   ........................    $ 73,385       $ 34,547       $   25,617
                                                                        ========       ========       ==========
 Income taxes paid  ................................................    $  3,390       $  4,626       $      676
                                                                        ========       ========       ==========
 Transfers from loans to real estate owned  ........................    $  2,296       $  1,154       $    1,182
                                                                        ========       ========       ==========
 Transfer of mortgage-backed securities from held to maturity to
   available for sale  .............................................    $     --       $ 31,780       $       --
                                                                        ========       ========       ==========

          See accompanying notes to consolidated financial statements.

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1997


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


(A) BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION


     The consolidated financial statements include the accounts of the Company and its subsidiaries, including BankUnited, FSB (the "Bank"). The Bank provides a full range of banking services to individual and corporate customers through its branches in South Florida. The Bank is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities. All significant intercompany transactions and balances have been eliminated.


     The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and operations for the period.


     Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the allowance for losses on tax certificates, the valuation of mortgage servicing rights, and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for loan losses and real estate owned, management obtains independent appraisals for properties.


(B) MORTGAGE-BACKED SECURITIES AND INVESTMENTS


     Mortgage-backed securities and other investments available for sale are carried at fair value (market value), inclusive of unrealized gains and losses, and net of discount accretion and premium amortization computed using the level yield method. Net unrealized gains and losses are reflected as a separate component of stockholders' equity, net of applicable deferred taxes.


     Mortgage-backed securities and investments held to maturity are carried at amortized cost. Mortgage-backed securities and investment securities that the Company has the positive intent and ability to hold to maturity are designated as held-to-maturity securities.


     Gain or losses on sales of mortgage securities and investments are recognized on the specific identification basis.


     Tax certificates are considered investments held to maturity and, accordingly, are carried at cost less a valuation allowance. Interest is accrued on tax certificates until payoff or until it appears uncollectible. When deemed uncollectible, accrued but uncollected interest is reversed. Applicable law permits application for tax deeds to be applied for two years after the effective date of the acquisition of the tax certificate. Tax deeds applied for are carried at the cost of the tax certificates, adjusted for accrued interest. Tax deeds applied for carry an annual interest rate of 18%.


(C) ALLOWANCE FOR LOAN LOSSES


     A provision for losses on loans is charged to operations when, in management's opinion, the collectibility of the balances is doubtful and the carrying value is greater than the estimated net

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              SEPTEMBER 30, 1997


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

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


     Payments received on impaired loans are generally applied to principal and interest based on contractual terms. See Note 6 for information regarding the Company's adoption of Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan."


(D) LOANS RECEIVABLE


     Loans receivable are considered long-term investments and, accordingly, are carried at historical cost. Loans held for sale are recorded at the lower of cost or market, determined in the aggregate. In determining cost, deferred loan origination fees and costs are adjusted to the principal balances of the related loans.


(E) LOAN-ORIGINATION FEES, COMMITMENT FEES AND RELATED COSTS


     Loan origination fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income using the interest method over the contractual life of the loans, adjusted for estimated prepayments based on the Company's historical prepayment experience. Commitment fees and costs relating to commitments, of which the likelihood of exercise is remote, are recognized over the commitment period on a straight-line basis. If the commitment is subsequently exercised during the commitment period, the remaining unamortized commitment fee at the time of exercise is recognized over the life of the loan as an adjustment of yield.


(F) OTHER INTEREST EARNING ASSETS


     Other interest earning assets includes Federal Home Loan Bank of Atlanta stock and an equity investment in the Community Reinvestment Group. The fair value is estimated to be the carrying value which is par.


(G) OFFICE PROPERTIES AND EQUIPMENT


     Office properties and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is provided using the estimated service lives of the assets for furniture,

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              SEPTEMBER 30, 1997


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

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


(I) REAL ESTATE OWNED


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


(J) GOODWILL


     Goodwill is amortized on a straight-line basis over its estimated beneficial life of 10 to 25 years.


(K) INCOME TAXES


     The Company and its subsidiaries file consolidated income tax returns. Deferred income taxes have been provided for elements of income and expense which are recognized for financial reporting purposes in periods different than such items are recognized for income tax purposes. The Company accounts for income taxes utilizing the liability method, which applies the enacted statutory rates in effect at the statement of financial condition date to differences between the book and tax bases of assets and liabilities. The resulting deferred tax liabilities and assets are adjusted to reflect changes in tax laws.


(L) EARNINGS PER SHARE


     Primary earnings per common and common equivalent share is computed on a weighted average number of common shares and common share equivalents outstanding during the year. Common share equivalents include the dilutive effect of stock options using the treasury stock method. The weighted average number of common share equivalents assumed outstanding for the years ended September 30, 1997, 1996 and 1995 were 8,680,000, 4,559,000, and 2,296,000, respectively. Earnings per common share, assuming full dilution, assume the maximum dilutive effect of the average number of shares from stock options and the conversion equivalents of preferred stocks. The weighted average number of fully

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              SEPTEMBER 30, 1997


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

diluted common shares outstanding during the years ended September 30, 1997, 1996 and 1995 were 9,031,000, 4,559,000 and 4,159,000, respectively. Stock dividends have been included in the calculation of earnings per share for all years presented.

(M) STOCK OPTIONS

     At the time stock options are granted to employees and directors, no accounting entries are made, as the options are granted at the fair market value of the Company's common stock. The proceeds from the exercise of options are credited to common stock for the par value of the shares issued, and the excess, net of any tax benefit, is credited to paid-in capital. (See Note 14.)

(N) IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

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

     In February 1997, the FASB issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("Statement No. 129"). Statement No. 129 continues previous requirements to disclose certain information about an entity's capital structure. The Company currently complies with the disclosure requirements of Statement No. 129.

(O) FINANCIAL STATEMENT RECLASSIFICATIONS

     Certain prior period amounts have been reclassified to conform to the September 30, 1997 consolidated financial statements.

(2) ACQUISITIONS

     On March 31, 1996, the Company acquired for cash consideration of $2.8 million, The Bank of Florida, a one branch state commercial bank which had assets of $28.1 million and deposits of $27.3 million on the date of acquisition. The acquisition was accounted for as a purchase and $2.5 million of goodwill was recorded.

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              SEPTEMBER 30, 1997


(2) ACQUISITIONS--(CONTINUED)

     On November 15, 1996, the Company acquired Suncoast Savings & Loan Association, FSA ("Suncoast"). The Company issued one share of its Class A Common Stock for each share of Suncoast common stock of which 2,199,930 were outstanding and one share of newly created 8% Noncumulative Convertible Preferred Stock, Series 1996 for each share of Suncoast preferred stock of which 920,000 shares were outstanding. The 8% Noncumulative Convertible Preferred Stock, Series 1996 has substantially the same terms and conditions as the Suncoast preferred stock. The cost of the acquisition, which was accounted for as a purchase was $27.8 million, representing the fair value of the consideration given to the Suncoast common and preferred stockholders as well as the option and warrant holders. In addition, the Company incurred approximately $1.3 million of costs directly related to the merger. The balance sheet and results of operations of Suncoast have been included with those of BankUnited as of and for periods subsequent to November 15, 1996.


     At the date of acquisition, the fair value of the assets and liabilities acquired from Suncoast are as follows (in thousands):


   Cash and cash equivalents   ......    $   32,804
   Loans receivable, net ............       341,394
   Mortgage-backed securities  ......        18,672
   Goodwill  ........................        11,643
   Other assets .....................        34,930
   Deposits  ........................      (323,737)
   FHLB advances   ..................       (51,500)
   Other liabilities  ...............       (36,394)
                                         ----------
    Net purchase price   ............    $   27,812
                                         ==========

     The unaudited proforma combined condensed statements of operations for the years ended September 30, 1997 and 1996, after giving effect to certain proforma adjustments are as follows (in thousands except per share data):


                                                            1997        1996
                                                          ----------   --------
   Interest income ....................................   $112,642      $81,752
   Interest expense   .................................     78,268       52,423
   Provision for loan losses   ........................      1,401           45
   Non-interest income   ..............................      4,714        9,193
   Non-interest expense  ..............................     24,770       31,885
   Income tax expense .................................      5,166        2,654
                                                          --------      -------
    Net income before preferred stock dividends  ......      7,751        3,938
   Preferred stock dividends   ........................      3,028        3,249
                                                          --------      -------
    Net income after preferred stock dividends   ......   $  4,723      $   689
                                                          ========      =======
   Earnings per share
    Primary  ..........................................   $    .53      $   .10
    Fully-diluted  ....................................   $    .52      $   .10

     The proforma combined condensed statement of operations assumes the acquisition occurred as of October 1, 1995.

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              SEPTEMBER 30, 1997


(2) ACQUISITIONS--(CONTINUED)

     As part of the purchase of Suncoast, the Company issued warrants to Suncoast's warrant holders to purchase 80,000 shares of the newly created 8% Noncumulative Convertible Preferred Stock, Series 1996, and assumed Suncoast's outstanding stock options. The warrants are exercisable at a price of $18.00 for each share of the 8% Noncumulative Convertible Preferred Stock, Series 1996 or each warrant could be exercised to purchase 1.68595 shares, subject to adjustment, of Class A Common Stock at a per share price of $10.68, also subject to adjustment under certain conditions. The warrants expire on July 8, 1998 and, as of September 30, 1997, 63,541 warrants were outstanding.


     In September 1997, the Company entered into a definitive agreement to acquire Consumers Bancorp, Inc. for approximately $11 million in a combination of cash and stock. Consumers Bancorp, Inc. is a thrift holding company for Consumers Savings Bank which had assets of $108.0 million and deposits of $87.8 million at September 30, 1997. The acquisition will be accounted for as a purchase and is expected to result in goodwill of approximately $3.5 million.


(3) TAX CERTIFICATES


     Tax certificates are certificates representing delinquent real estate taxes owed to the respective counties. A substantial percentage of tax certificates are for properties located in southeast Florida. The Company's policy is to purchase tax certificates only for properties located in Florida.


     The net carrying value of tax certificates was $49.3 million and $40.0 million at September 30, 1997 and 1996, respectively. Included in these amounts at September 30, 1997 and 1996 were $1.3 million and $1.9 million, respectively, of tax certificates for which the Company had made application for the tax deeds. The Company maintains loss reserves for tax certificates which were $697,000 and $614,000 at September 30, 1997 and 1996, respectively.


     The estimated market values of the Company's tax certificates are the same as the carrying values, since historically the tax certificates have had relatively short lives and their yields approximate market rates.


(4) SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL


     Interest income from securities purchased under agreements to resell aggregated approximately $1.2 million for the year ended September 30, 1995.

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              SEPTEMBER 30, 1997


(4) SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL--(CONTINUED)

     The following sets forth information concerning the Company's agreements to resell for the periods indicated:



                                                                       AS OF AND FOR
                                                                THE YEAR ENDED SEPTEMBER 30,
                                                               ------------------------------
                                                               1997     1996      1995
                                                               ------   ------   ------------
                                                                   (DOLLARS IN THOUSANDS)
   Maximum amount of outstanding agreements at any month end
    during the period   ....................................     $--      $--     $    700
   Average amount outstanding during the period ............     $--      $--     $ 20,262
   Weighted average interest rate for the period   .........      --       --         6.10%
   Maturity ................................................      --       --           --

(5) INVESTMENTS AND MORTGAGE-BACKED SECURITIES


     Securities designated as available for sale are carried at market value with the resultant after-tax appreciation or depreciation from amortized cost reflected as an addition to, or deduction from, stockholders' equity.


INVESTMENTS


     Presented below is an analysis of the carrying values and approximate market values of investments held to maturity.


                                                               SEPTEMBER 30, 1997
                                               ---------------------------------------------------
                                                              GROSS          GROSS
                                               CARRYING     UNREALIZED     UNREALIZED      MARKET
                                                VALUE         GAINS          LOSSES        VALUE
                                               ----------   ------------   ------------   --------
                                                             (DOLLARS IN THOUSANDS)
   U.S. government agency securities  ......     $14,483        $119           $--         $14,602
   State of Israel Bonds  ..................          11          --            --              11
                                                --------        ----           --------    -------
   Total   .................................     $14,494        $119           $--         $14,613
                                                ========        ====           ========    =======


                                                   SEPTEMBER 30, 1996
                                   --------------------------------------------------
                                                  GROSS          GROSS
                                   CARRYING     UNREALIZED     UNREALIZED     MARKET
                                    VALUE         GAINS          LOSSES        VALUE
                                   ----------   ------------   ------------   -------
                                                 (DOLLARS IN THOUSANDS)
   State of Israel Bonds  ......      $11           $--            $--          $11
                                      ---           --------       --------     ---
   Total   .....................      $11           $--            $--          $11
                                      ===           ========       ========     ===

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              SEPTEMBER 30, 1997



(5) INVESTMENTS AND MORTGAGE-BACKED SECURITIES--(CONTINUED)

     All investments held to maturity at September 30, 1997 and 1996 had maturities between one and five years. Presented below is analysis of the investments designated as available for sale.


                                                               SEPTEMBER 30, 1997
                                               ---------------------------------------------------
                                                              GROSS          GROSS
                                               CARRYING     UNREALIZED     UNREALIZED      MARKET
                                                VALUE         GAINS          LOSSES        VALUE
                                               ----------   ------------   ------------   --------
                                                             (DOLLARS IN THOUSANDS)
   U.S. government agency securities  ......     $ 8,799        $ 2            $--         $ 8,801
   Other   .................................       1,353         12             --           1,365
                                                --------        ---            --------    -------
   Total   .................................     $10,152        $14            $--         $10,166
                                                ========        ===            ========    =======


                                                               SEPTEMBER 30, 1996
                                               --------------------------------------------------
                                                              GROSS          GROSS
                                               CARRYING     UNREALIZED     UNREALIZED     MARKET
                                                VALUE         GAINS          LOSSES        VALUE
                                               ----------   ------------   ------------   -------
                                                             (DOLLARS IN THOUSANDS)
   U.S. Treasury Notes .....................     $2,005         $--            $ 1        $2,004
   U.S. government agency securities  ......      2,999          --             18         2,981
   Other   .................................      1,702          --              2         1,700
                                                 ------         --------       ---        ------
   Total   .................................     $6,706         $--            $21        $6,685
                                                 ======         ========       ===        ======

MORTGAGE-BACKED SECURITIES


     The carrying value and historical cost of mortgage-backed securities available for sale are summarized as follows:


                                                                SEPTEMBER 30, 1997
                                              ------------------------------------------------------
                                                               GROSS          GROSS
                                              HISTORICAL     UNREALIZED     UNREALIZED     CARRYING
                                                 COST          GAINS          LOSSES        VALUE
                                              ------------   ------------   ------------   ---------
                                                              (DOLLARS IN THOUSANDS)
   GNMA mortgage-backed securities   ......     $ 48,881        $  994        $ (41)        $ 49,834
   FNMA mortgage-backed securities   ......        4,198           108             (6)         4,300
   FHLMC mortgage-backed securities  ......       31,839           119          (19)          31,939
   Other  .................................       22,625           282          (61)          22,846
                                                --------        ------        -------       --------
    Total .................................     $107,543        $1,503        $(127)        $108,919
                                                ========        ======        =======       ========

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              SEPTEMBER 30, 1997



(5) INVESTMENTS AND MORTGAGE-BACKED SECURITIES--(CONTINUED)

                                                                SEPTEMBER 30, 1996
                                              ------------------------------------------------------
                                                               GROSS          GROSS
                                              HISTORICAL     UNREALIZED     UNREALIZED     CARRYING
                                                 COST          GAINS          LOSSES        VALUE
                                              ------------   ------------   ------------   ---------
                                                              (DOLLARS IN THOUSANDS)
   GNMA mortgage-backed securities   ......     $24,943          $207         $(338)       $24,812
   FNMA mortgage-backed securities   ......       6,055            61              (2)       6,114
   FHLMC mortgage-backed securities  ......      22,172            33          (432)        21,773
   Other  .................................       2,772             6           (10)         2,768
                                                -------          ----         -------      -------
    Total .................................     $55,942          $307         $(782)       $55,467
                                                =======          ====         =======      =======

     The market value and historical cost of mortgage-backed securities held to maturity are summarized as follows:


                                                                SEPTEMBER 30, 1997
                                                ---------------------------------------------------
                                                               GROSS          GROSS
                                                CARRYING     UNREALIZED     UNREALIZED      MARKET
                                                 VALUE         GAINS          LOSSES        VALUE
                                                ----------   ------------   ------------   --------
                                                              (DOLLARS IN THOUSANDS)
   GNMA mortgage-backed securities  .........     $    74        $ 6           $  --        $    80
   FHLMC mortgage-backed securities .........       3,434         --             (44)         3,390
   Mortgage pass-through certificates  ......       7,844         --             (22)         7,822
                                                 --------        ---           -----        -------
    Total   .................................     $11,352        $ 6           $ (66)       $11,292
                                                 ========        ===           =====        =======


                                                                 SEPTEMBER 30, 1996
                                                 ---------------------------------------------------
                                                                GROSS          GROSS
                                                 CARRYING     UNREALIZED     UNREALIZED      MARKET
                                                  VALUE         GAINS          LOSSES        VALUE
                                                 ----------   ------------   ------------   --------
                                                               (DOLLARS IN THOUSANDS)
   GNMA mortgage-backed securities   .........     $    83        $ 5          $   --        $    88
   FHLMC mortgage-backed securities  .........       4,144         --            (118)         4,026
   Collateralized mortgage obligations  ......       8,802         --            (289)         8,513
   Mortgage pass-through certificates   ......       1,669         --             (22)         1,647
                                                  --------        ---          ------        -------
    Total ....................................     $14,698        $ 5          $ (429)       $14,274
                                                  ========        ===          ======        =======

     The mortgage-backed securities have contractual maturities which range from the years 1997 to 2027, however, expected maturities will differ from contractual maturities as borrowers have the right to prepay obligations with or without prepayment penalties.


     Gross proceeds on sales of mortgage-backed securities and collateralized mortgage obligations were $7.7 million for the year ended September 30, 1997 and $10.0 million for the year ended September 30, 1995. There were no sales of mortgage-backed securities and collateralized mortgage obligations in 1996. Gross realized gains were $250,000 and $231,000 on sales of mortgage-backed securities and collateralized mortgage obligations during the years ended September 30, 1997 and 1995, respectively. There were no realized losses during the years ended September 30, 1997 and 1995.

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              SEPTEMBER 30, 1997



(5) INVESTMENTS AND MORTGAGE-BACKED SECURITIES--(CONTINUED)

     At September 30, 1997 , GNMA mortgage-backed securities with carrying values of approximately $10.9 million were pledged as collateral for public funds on deposit.


     At September 30, 1997, FHLMC and GNMA mortgage-backed securities with a carrying value of approximately $34.0 million and a market value of approximately $34.5 million were pledged as collateral for a $30.0 million reverse repurchase agreement. The securities underlying the agreement were held in safekeeping by a trustee.


(6) LOANS RECEIVABLE


     Loans receivable consist of the following:


                                                                AS OF SEPTEMBER 30,
                                                            ----------------------------
                                                               1997           1996
                                                            -------------   ------------
                                                               (DOLLARS IN THOUSANDS)
   Mortgage loans-conventional   ........................    $  387,096      $263,757
   Mortgage loans-conventional serviced by others  ......     1,110,686       317,103
   Mortgage loans-other .................................       140,393        53,817
   Commercial loans:
    Secured .............................................         9,475         5,618
    Unsecured  ..........................................         1,168           787
   Line of credit loans .................................         1,456         1,254
   Share loans ..........................................           835           648
   Installment loans ....................................           836         1,001
                                                             ----------      --------
    Total   .............................................     1,651,945       643,985
   Less allowance for loan losses   .....................        (3,693)       (2,158)
   Deferred loan fees, discounts and premiums   .........        13,129         4,558
                                                             ----------      --------
    Loans receivable, net  ..............................    $1,661,381      $646,385
                                                             ==========      ========

     Of the total gross loans receivable of $1.7 billion at September 30, 1997, approximately $506.1 million, or 30.6%, represents residential loans secured by properties in Florida, $243.7 million, or 15.0% represents loans in California and $950.2 million, or 54.4% represents loans secured by properties in other states.

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              SEPTEMBER 30, 1997


(6) LOANS RECEIVABLE--(CONTINUED)

     Changes in the allowance for loan losses are as follows:


                                                     YEARS ENDED SEPTEMBER 30,
                                                -----------------------------------
                                                 1997         1996         1995
                                                ----------   ----------   ---------
                                                      (DOLLARS IN THOUSANDS)
   Balance at beginning of the period  ......    $2,158       $1,469       $  841
   Provision (credit)   .....................     1,295         (120)       1,221
   Allowance from Bank of Florida   .........        --          183           --
   Allowance from Suncoast ..................       775           --           --
   Loans charged-off ........................      (604)        (493)        (594)
   Recoveries  ..............................        69        1,119            1
                                                 ------       ------       ------
   Balance at end of the period  ............    $3,693       $2,158       $1,469
                                                 ======       ======       ======

     Effective October 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures" ("Statement No. 114"). There was no significant impact on the consolidated statement of operations upon implementation due to the composition of the Company's loan portfolio (primarily residential or collateral dependent loans) and the Company's policy for establishing the allowance for loan losses.


     As of September 30, 1997 and 1996, the Company had impaired or non-accrual loans of $10.9 million and $4.9 million, respectively and had recorded specific reserves on these loans of $704,000 and $801,000, respectively. For the years ended September 30, 1997, 1996 and 1995 the average amounts of impaired loans were $8.0 million, $4.8 million and $2.3 million, respectively. No income is recognized on loans during the period for which the loan is deemed impaired.


(7) OFFICE PROPERTIES AND EQUIPMENT


     Office properties and equipment are summarized as follows:


                                                     AS OF SEPTEMBER 30,
                                                  -------------------------
                                                   1997          1996
                                                  -----------   -----------
                                                   (DOLLARS IN THOUSANDS)
   Office buildings ...........................    $  2,600      $     --
   Leasehold improvements .....................       2,700         1,640
   Furniture, fixtures and equipment  .........       3,504         1,881
   Computer equipment and software ............       3,548         1,124
                                                   --------      --------
    Total  ....................................      12,352         4,645
   Less: accumulated depreciation  ............      (4,981)       (2,037)
                                                   --------      --------
   Office properties and equipment, net  ......    $  7,371      $  2,608
                                                   ========      ========

     Depreciation expense was $1.2 million, $674,000 and $526,000, for the years ended September 30, 1997, 1996, and 1995, respectively.

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              SEPTEMBER 30, 1997


(7) OFFICE PROPERTIES AND EQUIPMENT--(CONTINUED)

     The Company has entered into non-cancelable leases with approximate minimum future rentals as follows:


YEARS ENDING SEPTEMBER 30,             AMOUNT
----------------------------   -----------------------
                               (DOLLARS IN THOUSANDS)
   1998   ..................           $ 2,961
   1999   ..................             2,889
   2000   ..................             2,051
   2001   ..................             1,464
   2002   ..................               956
   Thereafter   ............               997
                                       -------
    Total ..................           $11,318
                                       =======

     Rent expense for the years ended September 30, 1997, 1996, and 1995 was $1.6 million, $905,000, and $959,000, respectively.

(8) DEPOSITS

     The weighted average nominal interest rate payable on all deposit accounts at September 30, 1997 and 1996 was 5.20% and 5.11%, respectively.

     Types of deposits and related range of interest rates were as follows:


                                                                           SEPTEMBER 30,
                                             --------------------------------------------------------------------------
                                                              1997                                   1996
                                             ------------------------------------     -----------------------------------
                                                                       (DOLLARS IN THOUSANDS)
   Non-interest-bearing deposits .........       --%    -       --%     $   21,436      --%    -       --%     $  7,301
   Passbook and statement savings deposits     2.00%    -     5.16%        160,557    2.00%    -     4.97%       73,780
   Super NOW deposits   ..................     0.00%    -     3.93%         57,471    0.00%    -     3.00%       17,265
   Money market deposits   ...............     0.00%    -     3.10%         20,325    0.00%    -     4.65%       16,556
   Certificates of deposit ...............     3.92%    -     6.06%        936,103    3.92%    -     6.16%      391,204
                                                                        ----------                             --------
    Total   ..............................                              $1,195,892                             $506,106
                                                                        ==========                             ========

     Deposit accounts with balances of $100,000 or more totaled approximately $174.0 millioin and $69.4 million at September 30, 1997 and 1996, respectively.


     Interest expense on deposits for the years ended September 30, 1997, 1996 and 1995 was as follows:


                                                      1997        1996        1995
                                                     ---------   ---------   --------
                                                          (DOLLARS IN THOUSANDS)
   Super NOW and money market deposits   .........   $ 2,236     $   775      $   875
   Passbook and statement savings deposits  ......     6,342       2,627        2,420
   Certificates of deposit   .....................    41,558      17,389       14,554
                                                     -------     -------      -------
    Total  .......................................   $50,136     $20,791      $17,849
                                                     =======     =======      =======

     Early withdrawal penalties on deposits are recognized as a reduction of interest on deposits. For the years ended September 30, 1997, 1996 and 1995, early withdrawal penalties totaled $101,000, $42,000, and $110,000, respectively.

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              SEPTEMBER 30, 1997


(8) DEPOSITS--(CONTINUED)

     The amounts and scheduled maturities of certificate accounts at September 30, 1997 are as follows:


YEARS ENDING SEPTEMBER 30,             AMOUNT
----------------------------   -----------------------
                               (DOLLARS IN THOUSANDS)
   1998   ..................          $809,444
   1999   ..................            81,912
   2000   ..................            11,152
   2001   ..................             4,951
   2002   ..................            28,414
   Thereafter   ............               230
                                      --------
    Total ..................          $936,103
                                      ========

(9) ADVANCES FROM FEDERAL HOME LOAN BANK


     Advances from the Federal Home Loan Bank of Atlanta (FHLB) incur interest and are repayable as follows:


                                                                           SEPTEMBER 30,
                                                                       ----------------------
REPAYABLE DURING YEAR ENDING SEPTEMBER 30,         INTEREST RATE         1997         1996
--------------------------------------------   ---------------------   ----------   ---------
                                                                       (DOLLARS IN THOUSANDS)
   1997 ....................................   4.56%       - 6.07%     $     --       192,000
   1998 ....................................   5.63%       - 6.55%      480,000         5,000
   1999(1) .................................   5.60%                     25,000            --
   2001(2) .................................   5.33%       - 5.61%       15,000        40,000
   2002(3) .................................   5.43%       - 6.24%      150,000            --
   2005 ....................................   6.65%                      1,484            --
                                                                       --------       -------
                                                                       $671,484      $237,000
                                                                       ========      ========

----------------
(1) Advances for $25 million are callable by the FHLB in 1998.
(2) Advances for $15 million are callable by the FHLB in 1997.
(3) Advances for $25 million are callable by the FHLB in 1998 and $125 million in 1999.


     The terms of a security agreement with the FHLB of Atlanta include a blanket floating lien that requires the maintenance of qualifying first mortgage loans as pledged collateral with unpaid principal amounts at least equal to 100% of the FHLB advances, when discounted at 75% of the unpaid pricipal balance. The FHLB of Atlanta stock, which is recorded at cost, is also pledged as collateral for these advances.


(10) SECURITIES SOLD UNDER AN AGREEMENT TO REPURCHASE


     Interest expense on securities sold under an agreement to repurchase aggregated $506,000 and $367,000 for the years ended September 30, 1997 and 1995, respectively.

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              SEPTEMBER 30, 1997


(10) SECURITIES SOLD UNDER AN AGREEMENT TO REPURCHASE--(CONTINUED)

     The following sets forth information concerning repurchase agreements for the periods indicated:



                                                                AS OF AND FOR THE YEARS ENDED
                                                                        SEPTEMBER 30,
                                                           ----------------------------------------
                                                               1997           1996      1995
                                                           ----------------   ------   ------------
                                                                    (DOLLARS IN THOUSANDS)
   Maximum amount of outstanding agreements at any month
    end during the period ..............................   $30,000              $--     $ 33,600
   Average amount outstanding during the period   ......   $8,828               $--     $  6,572
   Weighted average interest rate for the period  ......     5.73%               --         5.59%
   Maturity   ..........................................   Nov. 28, 1997         --           --

     At September 30, 1997, the Company had $34.0 million of mortgage-backed securities pledged under repurchase agreements. At September 30, 1996 and 1995, the Company had no pledged securities under repurchase agreements.


(11) COMPANY OBLIGATED MANDATORILY REEDEMABLE TRUST PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES OF THE COMPANY.


     On December 30, 1996, a newly formed trust subsidiary created under the laws of Delaware, BankUnited Capital, issued $50 million of 10-1/4% Trust Preferred Securities, Series A and $2 million of common securities. The common securities are wholly owned by the Company. In connection with this transaction, BankUnited Capital simultaneously purchased $52 million of 10-1/4% Junior Subordinated Deferrable Interest Debentures, Series A issued by BankUnited Financial Corporation with terms similar to the 10-1/4% Trust Preferred Securities, Series A which are the sole assets of BankUnited Capital.



     On March 24, 1997, BankUnited Capital issued an additional $20 million of 10-1/4% Trust Preferred Securities, Series A and $800,000 of common securites, which common securities are also wholly owned by the Company. BankUnited Capital simultaneously purchased an additional $20.8 million of 10-1/4% Junior Subordinated Deferrable Interest Debentures, Series A issued by BankUnited Financial Corporation. These securities mature December 31, 2026 and pay a preferential cumulative cash distribution at an annual rate of 10-1/4%. The Company and BankUnited Capital have the right to defer payment of interest for up to 5 years. BankUnited Financial Corporation has guaranteed all of the obligations of the 10-1/4% Trust Preferred Securities, Series A subject to certain limitations.


     On June 5, 1997, BankUnited Capital II, a newly formed trust subsidiary created under the laws of Delaware, issued $46 million of 9.60% Cumulative Trust Preferred Securities and $1.84 million of common securities. The common securities are wholly owned by the Company. In connection with this transaction, BankUnited Capital II simultaneously purchased $47.8 million of 9.60% Junior Subordinated Deferrable Interest Debentures issued by BankUnited Financial Corporation with terms similar to the 9.60% Cumulative Trust Preferred Securities which are the sole assets of BankUnited Capital II.


     These securities mature June 30, 2027 and pay a preferential cumulative cash distribution at an annual ratae of 9.60%. The Company and BankUnited Capital II have the right to defer payment of

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              SEPTEMBER 30, 1997


(11) COMPANY OBLIGATED MANDATORILY REEDEMABLE TRUST PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES OF THE COMPANY.--(CONTINUED)

interest for up to five years. BankUnited Financial Corporation has guaranteed all the obligations of the 9.60% Cumulative Trust Preferred Securities, subject to certain limitations. The 9.60% Junior Subordinated Deferrable Interest Debentures rank pari pasu with the 10-1/4% Junior Subordinated Deferrable Interest Debentures.


     Considered together the back-up undertakings constitute a full and unconditional guarantee by the Company of the obligations of the Trust Preferred Securities.


(12) REGULATORY CAPITAL


     The Bank is required by federal regulations to maintain minimum levels of capital as follows:



                                    REGULATORY CAPITAL
                                        REQUIREMENT                  ACTUAL CAPITAL                 EXCESS CAPITAL
                                ---------------------------   ----------------------------   ----------------------------
                                   1997          1996           1997            1996           1997            1996
                                ------------   ------------   -------------   ------------   -------------   ------------
                                                                  (DOLLAR IN THOUSANDS)
   Tangible capital .........    $ 31,542       $ 12,196       $ 169,708       $ 56,967       $ 138,166       $ 44,771
                                      1.5%           1.5%            8.1%           7.0%            6.6%           5.5%
   Core Capital  ............    $ 63,084       $ 24,392       $ 169,708       $ 56,967       $ 106,624       $ 32,575
                                      3.0%           3.0%            8.1%           7.0%            5.1%           4.0%
   Risk-based capital  ......    $123,365       $ 33,927       $ 173,725       $ 60,164       $  50,360       $ 26,237
                                      8.0%           8.0%           11.3%          14.2%            3.3%           6.2%

     Under the Office of Thrift Supervision (OTS) regulations adopted to implement the "prompt corrective action" provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA"), a "well capitalized" institution must have a risk-based capital ratio of 10%, a core capital ratio of 5% and a Tier 1 risk-based capital ratio of 6%. (The "Tier 1 risk-based capital" ratio is the ratio of core capital to risk-weighted assets.) The Bank is a well capitalized institution under the definitions as adopted. Regulatory capital and net income amounts as of and for the years ended September 30, 1997, 1996 and 1995 did not differ from regulatory capital and net income amounts reported to the OTS.


     On August 31, 1993, the OTS adopted an amendment to its regulatory capital regulations to take into account a savings institution's exposure to the risk of loss from changing interest rates. Under the regulation as amended, a savings institution with an above normal level of interest rate risk exposure will be required to deduct an interest rate risk ("IRR") component from its total capital when determining its compliance with the risk-based capital requirements. An "above normal" level of interest rate risk exposure is a projected decline of 2% in the net present value of an institution's assets and liabilities resulting from a 2% swing in interest rates. The IRR component will equal one-half of the difference between the institution's measured interest rate exposure and the "normal" level of exposure. Savings institutions will be required to file data with the OTS that the OTS will use to calculate, on a quarterly basis (but with a two-quarter lag), institutions' measured interest rate risk and IRR components. Implementation of the IRR requirements have been delayed pending the testing of the

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              SEPTEMBER 30, 1997


(12) REGULATORY CAPITAL--(CONTINUED)

OTS appeals process. If the IRR component had been required as of September 30, 1997, the Bank would have been required to deduct an IRR component from its total capital when determining its compliance with its risk-based capital requirements, however the Bank would continue to be well capitalized.


     Payment of dividends by the Bank is limited by federal regulations, which provide for certain levels of permissible dividend payments depending on the Bank's regulatory capital and other relevant factors.


(13) STOCKHOLDERS' EQUITY


     The Company has the following capital structure:


     PREFERRED STOCK--issuable in series with rights and preferences to be designated by the Board of Directors. As of September 30, 1997, 5,666,310 shares were authorized but not designated to a particular series.


NONCUMULATIVE CONVERTIBLE PREFERRED STOCK, SERIES A:


     Effective September 30, 1995, pursuant to an Offer to Exchange Preferred Stock, the holders of the Noncumulative Convertible Preferred Stock, Series A, agreed to exchange each of the 55,000 shares of the Series A Preferred stock for one share of the Company's Noncumulative Convertible Preferred Stock, Series B. Because the dividend rate, redemption price, and the liquidation preference for the Series B Preferred Stock are lower than those for the Series A Preferred Stock, the Company agreed not to redeem the shares of Series B Preferred Stock issued pursuant to the exchange offer for a period of three years and for three years thereafter, such Series B Preferred Stock will only be redeemed at a 50% premium or $11.0625 per share.


NONCUMULATIVE CONVERTIBLE PREFERRED STOCK, SERIES B:


     Authorized shares--200,000 shares.


     Issued and outstanding shares--183,818 shares


     Dividends--noncumulative cash dividends payable quarterly at the fixed annual rate of $0.6750 per share beginning October 1, 1997 and $0.7375 per share prior to that date.


     Preference on liquidation--voluntary liquidation at the applicable redemption price per share and involuntary liquidation at $7.375 per share.


     Redemption Prior to October 1, 1997--except for the shares converted from Series A discussed above, at the option of the Company at $7.67 per share at September 30, 1995, declining thereafter at $.07375 per share during each year through January 31, 1998, and thereafter the redemption price remains at $7.375 per share.


     Effective October 1, 1997, the Company, in exchange for a reduction in the dividend rate described above, has agreed not to redeem the Series B, Preferred Stock until October 1, 2007 or later unless earlier redemption is approved by the holders of at least 50 percent of the Series B Preferred shares.

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              SEPTEMBER 30, 1997


(13) STOCKHOLDERS' EQUITY--(CONTINUED)

     Voting rights--two-and-one-half votes per share. If the Company fails to pay dividends for six quarters, whether or not consecutive, the holders shall have the right to elect two additional directors until dividends have been paid for four consecutive quarters.


     Convertibility--convertible into 1.4959 shares (adjusted for all stock dividends) of Class B Common Stock for each share of Noncumulative Convertible Preferred Stock, Series B, surrendered for conversion, subject to adjustment on the occurrence of certain events.


NONCUMULATIVE CONVERTIBLE PREFERRED STOCK, SERIES C:


     Authorized, issued and outstanding shares--none as of September 30, 1997 and 363,636 shares as of September 30, 1996.


     Dividends--noncumulative cash dividends payable quarterly at the fixed annual rate of $0.550 per share.


     Preference on liquidation--voluntary liquidation at the applicable redemption price per share and involuntary liquidation at $5.50 per share.


     Redemption--at the option of the Company, at $5.50 per share.


     Voting rights--nonvoting.


     Convertibility--convertible into 1.45475 shares (adjusted for all stock dividends) of Class A Common Stock for each share of Noncumulative Preferred Stock, Series C, surrendered for conversion, subject to adjustment on the occurrence of certain events.


NONCUMULATIVE CONVERTIBLE PREFERRED STOCK, SERIES C-II:


     Authorized, issued and outstanding shares--none as of September 30, 1997 and 222,223 shares as of September 30, 1996.


     Dividends--noncumulative cash dividends payable quarterly at the fixed annual rate of $0.80 per share.


     Preference on liquidation--voluntary liquidation at the applicable redemption price per share and involuntary liquidation at $9.00 per share.


     Redemption--at the option of the Company, at $9.00 per share.


     Voting rights--nonvoting.


     Convertibility--convertible into 1.3225 shares (adjusted for all stock dividends) of Class A Common Stock for each share of Noncumulative Preferred Stock, Series C-II, surrendered for conversion, subject to adjustment on the occurrence of certain events.

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              SEPTEMBER 30, 1997


(13) STOCKHOLDERS' EQUITY--(CONTINUED)

8% NONCUMULATIVE CONVERTIBLE PREFERRED STOCK, SERIES 1993:


     Authorized shares--1,610,000 shares.


     Issued and outstanding--744,870 shares as of September 30, 1997 and September 30, 1996.


     Dividends--noncumulative cash dividends payable quarterly at the fixed annual rate of $.80 per share.


     Preference on liquidation--voluntary liquidation at the applicable redemption price per share and involuntary liquidation at $10.00 per share.


     Redemption--not redeemable prior to July 1, 1998, unless certain criteria are met, in which case the redemption price would be $10.00 per share; beginning July 1, 1998, redemption is at the option of the Company at a redemption price of $10.40 per share, declining thereafter at $0.08 per share during each year through July 1, 2003, and thereafter the redemption price remains $10.00 per share.


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


9% NONCUMULATIVE PERPETUAL PREFERRED STOCK:


     Authorized shares--1,851,417 shares as of September 30, 1997 and 2,300,000 shares as of September 30, 1996.


     Issued and outstanding--701,417 as of September 30, 1997 and 1,150,000 as of September 30, 1996.


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


     Convertibility--none.

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              SEPTEMBER 30, 1997


(13) STOCKHOLDERS' EQUITY--(CONTINUED)

8% NONCUMULATIVE CONVERTIBLE PREFERRED STOCK, SERIES 1996:


     Authorized shares--608,732 shares as of September 30, 1997 and none as of September 30, 1996.


     Issued and outstanding shares--545,191 shares as of September 30, 1997 and none as of September 30, 1996.


     Dividends--non-cumulative cash dividends payable quarterly at the fixed annual rate of $1.20 per share.


     Preference on liquidation--voluntary liquidation at the applicable redemption price per share and involuntary liquidation at $15.00 per share.


     Redemption--called for redemption effective October 10, 1997 for $15.00 per share. As a result 927,204 shares were converted to Class A Common Stock and 5,696 shares were or will be redeemed.


     Voting rights--nonvoting except under certain circumstances.


     Convertibility--convertible into 1.67 shares of Class A Common Stock for each share of 8% Noncumulative Convertible Preferred Stock, Series 1996, surrendered for conversion.


CLASS A COMMON STOCK:


     Issuable in series with rights and preferences to be designated by the Board of Directors:


     As of September 30, 1997, 10,000,000 shares of Class A Common Stock were authorized but not designated to a series. As of September 30, 1996, 5,000,000 shares were authorized but not designated.


SERIES I CLASS A COMMON STOCK:


     Authorized shares--20,000,000 at September 30, 1997 and 10,000,000 at September 30, 1996.


     Issued and outstanding--9,257,098 shares as of September 30, 1997 and 5,454,201 shares as of September 30, 1996.


     Dividends--as declared by the Board in the case of a dividend on the Class A Common Stock alone or not less than 110% of the amount per share of any dividend declared on the Class B Common Stock.


     Voting rights--one tenth of one vote per share.


     In October 1997, the Company issued 3,680,000 shares of Series I Class A Common Stock pursuant to a public stock offering. Net proceeds from the offering were approximately $43.9 million.

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              SEPTEMBER 30, 1997


(13) STOCKHOLDERS' EQUITY--(CONTINUED)

CLASS B COMMON STOCK:


     Authorized shares--3,000,000.


     Issued and outstanding--275,685 shares as of September 30, 1997 and 251,515 shares as of September 30, 1996.


     Dividends--as declared by the Board of Directors.


     Voting rights--one vote per share.


     Convertibility--convertible into one share of Class A Common Stock for each share of Class B Common Stock surrendered for conversion, subject to adjustment on the occurrence of certain events.


(14) STOCK BONUS PLAN, OPTION AGREEMENTS AND OTHER BENEFIT PLANS


     The Company maintains the 1992 Stock Bonus Plan whereby it is authorized to issue up to 125,000 shares and to allow directors of the Company who are not employees to participate in the plan and receive stock in partial payment of their director's fees. As of September 30, 1997, 64,857 shares of Class A Common Stock and 54,779 shares of Class B Common Stock have been issued under the 1992 Stock Bonus Plan. As of September 30, 1997, there were 5,364 shares available for grant under the 1992 Stock Bonus Plan.


     The Company also maintains a non-statutory stock option plan under which options for up to 825,000 shares of Class A and Class B Common Stock may be granted. The options are for a period of 10 years and are exercisable at the fair market value of the stock at the grant date. As of September 30, 1997, 825,000 options have been granted under this plan and 75,207 options have been exercised.


     The Company also maintains an incentive stock option plan under which options for up to 250,000 shares of Class A and Class B Common Stock may be granted. As of September 30, 1997, 250,000 options have been granted under this plan.


     BankUnited's Board of Directors approved several non-qualified stock option agreements (the "Agreements") under which options to purchase shares of Class B Common Stock were granted at the fair market price of the Class B Common Stock on the date of the grant. The Agreements, which originally expired on October 23, 1994, have been extended pursuant to Stockholders' approval to October 23, 1999. As of September 30, 1997, the Agreements are exercisable for a total of 155,367 shares at the exercise price of $4.64 per share; none have been exercised.


     Pursuant to stockholder approval in February 1997, the Company maintains the 1996 Incentive and Stock Award Plan. Under this plan, the Compensation Committee of the Board of Directors may grant options to purchase, or may issue in connection with Stock Awards, Stock Bonuses and Restricted Stock, up to 550,000 shares of Class A or Class B Common Stock. Additionally, the number of shares of Noncumulative Convertible Preferred Stock, Series B for which Options may be granted or which may be issued in connection with Stock Bonuses, Stock Awards and Restricted Stock in lieu of cash or other

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              SEPTEMBER 30, 1997


(14) STOCK BONUS PLAN, OPTION AGREEMENTS AND OTHER BENEFIT PLANS--(CONTINUED)

stock awards is 100,000. As of September 30, 1997, options to purchase 149,365 shares of Class A Common Stock and 237,000 shares of Class B Common Stock had been granted and 9,452 shares of Class A Common Stock had been issued.


     The following table presents additional data concerning the Company's outstanding stock options:



                                                           NUMBER        OPTION PRICE       AGGREGATE
                                                          OF SHARES       PER SHARE        OPTION PRICE
                                                          -----------   ----------------   -------------
   Options outstanding, September 30, 1994 ............      616,587    $3.11 - $10.98      3,361,572
   Options granted ....................................      208,671       4.95 - 7.95      1,139,902
   Options exercised  .................................       (6,695)      3.21 - 5.73        (23,958)
                                                             -------    ----------------    ----------
   Options outstanding, September 30, 1995 ............      818,563      3.11 - 10.98      4,477,516
   Options granted ....................................      122,585       7.24 - 8.26        933,064
                                                             -------    ----------------    ----------
   Options outstanding, September 30, 1996 ............      941,148      3.11 - 10.98      5,410,580
   Options granted (including Suncoast options)  ......      729,381      3.00 - 10.74      5,839,961
   Options exercised  .................................      (83,004)      3.00 - 8.80       (490,932)
                                                             -------    ----------------    ----------
   Options outstanding, September 30, 1997 ............    1,587,525    $3.00 - $10.98     $10,759,609
                                                           =========    ================   ===========

     The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation" and as permitted by SFAS No. 123, the Company continues to follow the measurement provisions of Accounting Principles Board Option No. 25, "Accounting for Stock Issued to Employees, " and does not recognize compensation expense for its stock-based incentive plans. Had compensation cost for the Company's stock based incentive compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methodology prescribed by SFAS No. 123, the Company's net income and earnings per share for fiscal 1997 and 1996 would have been reduced to the pro forma amounts indicated below:


                                                1997       1996
                                               --------   -------
   As Reported   ...........................    $7,599    $2,586
    Pro forma ..............................     6,218     2,349
   Primary earnings per common share:
    As reported  ...........................    $  .54    $  .10
    Pro forma ..............................    $  .39    $  .04
   Fully diluted earnings pper common share:
    As reported  ...........................    $  .54    $  .10
    Pro forma ..............................    $  .38    $  .04

     The fair value of each option is estimated on the date of the grant using the Black Scholes option pricing model, with the following historical weighted average assumptions applied to grants in fiscal 1997 and 1996:


                                       1997         1996
                                      ----------   ----------
   Dividend yields  ...............        --           --
   Expected volatility ............     30.1 %       30.1 %
   Risk-free interest rates  ......      6.30%        6.52%
   Expected life (in years)  ......      9.52         7.88

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              SEPTEMBER 30, 1997


(14) STOCK BONUS PLAN, OPTION AGREEMENTS AND OTHER BENEFIT PLANS--(CONTINUED)

     Based upon the above assumptions, the weighted average fair value of options granted during 1997 and 1996 was $2,484,000 and $334,000, respectively.



     The Company has a 401(k) savings plan pursaunt to which eligible employees are permitted to contribute up to 15% of their annual salary to the savings plan. The Company will provide matching contributions at a rate of 33% of such contributions, up to a maximum of 2% of an employee's salary. The amount of such matching by the Company for the years ended September 30, 1997, 1996, and 1995 totaled approximately $34,600, $7,000, and $30,000 respectively. Employees are eligible to participate in the plan after one year of service and begin vesting in the company's contribution after two years of participation in the plan at the rate of 25% per year up to 100%.


     In September 1995, the Company's Board of Directors adopted a Profit Sharing Plan. Under the terms of the plan, the Company, at the discretion of the Board of Directors, may contribute Class A Common Stock to the plan. The contributions are allocated to the account of the eligible employees based upon their salaries. Employees become eligible for the plan after one year of service and become vested at the rate of 20% per year up to 100%. The Board of Directors authorized a contribution of $170,000, $100,000 and $75,000 in 1997, 1996 and 1995, respectively.


     In connection with the Suncoast acquisition the Company assumed 119,000 of Suncoast's options with option prices ranging from $3.00 to $7.38 per share of Class A Common Stock with an aggregate exercise price of $610,000. As of September 30, 1997, 73,000 of these options had been exercised.


(15) INCOME TAXES


     The Company's effective tax rate differs from the statutory federal income tax rate as follows:


                                                                  YEARS ENDED SEPTEMBER 30,
                                            ----------------------------------------------------------------------
                                                    1997                    1996                     1995
                                            ---------------------   ---------------------   ----------------------
                                            AMOUNT       %          AMOUNT       %          AMOUNT         %
                                            --------   ----------   --------   ----------   ----------   ---------
                                                                    (DOLLARS IN THOUSANDS)
   Tax at federal income tax rate  ......    $4,295       34.0%      $1,443       34.0%      $3,394        34.0%
   Increase (decrease) resulting from:
    State tax ...........................       314        2.5%         154        3.6          362         3.6
    Other, net   ........................       424        3.3%          60        1.5          (15)       (0.1)
                                             ------       ----       ------       ----       ------        ----
     Total ..............................    $5,033       39.8%      $1,657       39.1%      $3,741        37.5%
                                             ======       ====       ======       ====       ======        ====

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              SEPTEMBER 30, 1997


(15) INCOME TAXES--(CONTINUED)

     The components of the provision for income taxes for the year ended September 30, 1997, 1996 and 1995 are as follows:



                                    FOR THE YEARS ENDED
                                       SEPTEMBER 30,
                              --------------------------------
                               1997       1996       1995
                              --------   --------   ----------
                                   (DOLLARS IN THOUSANDS)
   Current-federal   ......    $1,150     $1,324     $3,590
   Current-state  .........       125        227        620
   Deferred-federal  ......     3,391         90       (400)
   Deferred-state .........       367         16        (69)
                               ------     ------     ------
    Total   ...............    $5,033     $1,657     $3,741
                               ======     ======     ======

     The tax effects of significant temporary differences included in the deferred tax asset as of September 30, 1997 and 1996 were:


                                             SEPTEMBER 30,
                                            ----------------
                                             1997      1996
                                            --------   -----
                                              (DOLLARS IN
                                               THOUSANDS)
   Deferred tax asset:
    Non-accrual interest  ...............    $  200    $185
    Loan loss and other reserves   ......       875     431
    Fixed assets ........................        77       5
    Deferrals and amortization  .........       250      19
    Purchase accounting   ...............     1,605      --
    Other  ..............................       236      --
                                             ------    ----
     Gross deferred tax asset   .........     3,243     640
                                             ------    ----
   Deferred tax liability:
    FHLB Atlanta stock dividends   ......       159     167
    Deferrals and amortizations .........       912      --
    Other  ..............................        91      13
                                             ------    ----
     Gross deferred tax liability  ......     1,162     180
                                             ------    ----
     Net deferred tax asset  ............    $2,081    $460
                                             ======    ====

     At September 30, 1997, the Company had $409,000 in Tax Bad Debt Reserves originating before December 31, 1987 for which deferred taxes have not been provided. The amount becomes taxable under the Internal Revenue Code upon the occurrence of certain events, including certain non-dividend distributions. The Company does not anticipate any actions which would ultimately result in the recapture of this amount for income tax purposes.

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              SEPTEMBER 30, 1997


(15) INCOME TAXES--(CONTINUED)

     The components of deferred income tax provision (benefit) relate to the following:


                                                      YEARS ENDED SEPTEMBER 30,
                                                  ----------------------------------
                                                   1997       1996          1995
                                                  --------   -----------   ---------
                                                        (DOLLARS IN THOUSANDS)
   Differences in book/tax depreciation  ......   $  --        $(10)        $  (21)
   Delinquent interest ........................     (18)           (7)         (80)
   FHLB Stock dividends   .....................      --          --           (144)
   Loan fees  .................................      15          --             --
   Loan loss and other reserves ...............    (294)        156           (164)
   Deferrals and amortization   ...............    (145)        (33)           (60)
   SAIF special assessment   ..................     758          --             --
   Purchase accounting ........................   2,635          --             --
   Other   ....................................     807          --             --
                                                  ------       ------       ------
    Total deferred taxes  .....................   $3,758       $106         $ (469)
                                                  ======       ======       ======

     In connection with the acquisition of Suncoast, the Company recorded deferred tax assets and liabilities for the differences between values assigned in purchase accounting and the tax bases of acquired assets and liabilities. The resultant net deferred tax asset is not included in the summary of significant temporary differences at September 30, 1996 above. Approximately $2,635,000 of this deferred tax asset has been recognized as deferred tax expense during the year ended September 30, 1997 and $1,605,000 represents the tax effect at September 30, 1997 of amounts deductible for tax purposes in future periods.


     The Company also acquired net deferred tax assets of approximately $1,140,000 in conjunction with its acquisition of Suncoast. These net deferred tax assets are not included in the summary of significant temporary differences at September 30, 1996 above.


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


     The Company's exposure to credit loss in the event of nonperformance by the other party on the financial instrument for commitments to extend credit and standby letters of credit by the other party is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.


     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              SEPTEMBER 30, 1997


(16) COMMITMENTS AND CONTINGENCIES--(CONTINUED)

other termination clauses and may require payment of a fee. Total commitments to extend credit at September 30, 1997 were as follows:


                                                   SEPTEMBER 30, 1997
                                           ----------------------------------
                                            FIXED      VARIABLE
                                            RATE         RATE        TOTAL
                                           ---------   ----------   ---------
                                                 (DOLLARS IN THOUSANDS)
   Commitments to fund loans   .........   $ 9,980     $ 15,826      $ 25,806
   Loans in process   ..................     4,297        8,664        12,961
   Letters of credit  ..................       127           --           127
   Commitments to purchase loans  ......        --      873,553       873,553
                                           -------     --------      --------
    Total ..............................   $14,404     $898,043      $912,447
                                           =======     ========      ========

     The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company, upon extension of credit is based on management's credit evaluation of the customer. Collateral varies but may include accounts receivable, property, plant and equipment, residential real estate, and income-producing commercial properties.


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


(17) RELATED PARTY TRANSACTIONS


     The Company employs the services of a law firm, of which the Company's Chairman of the Board and President is senior managing director and of which another director of the Company is managing director; and the services of an insurance agency, of which a member of the Board of Directors is a vice president. For the years ended September 30, 1997, 1996 and 1995, total fees (a portion of which were capitalized) paid to this law firm totaled approximately $2.2 million, $986,000, and $1.1 million, respectively, and amounts paid to this insurance agency totaled approximately $373,000, $147,000, and $129,000, respectively.


     In fiscal 1997, the Company leased property for a new branch, which is 25% owned by the Company's Chairman of the Board. The lease is for a term of 3 years with four three year options to renew. The annual rent for the property is approximately $126,000, and in fiscal 1997, the Company paid a total of $82,000 in rent.

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              SEPTEMBER 30, 1997

(18) BANKUNITED FINANCIAL CORPORATION


     The following summarizes the major categories of the Company's (parent company only) financial statements:


                  CONDENSED STATEMENTS OF FINANCIAL CONDITION


                                                                        AS OF SEPTEMBER 30,
                                                                      ------------------------
                                                                        1997        1996
                                                                      ----------   -----------
                                                                       (DOLLARS IN THOUSANDS)
   Assets:
    Cash  .........................................................   $    623      $    88
    FHLB overnight deposits .......................................      2,822        7,889
    Tax certificates  .............................................         40          312
    Investments, net (market value of approximately $10 and $10 at
      September 30, 1997 and 1996, respectively) ..................         10           10
    Investments available for sale   ..............................         --          155
    Mortgage-backed securities, available for sale  ...............     18,644        1,309
    Accrued interest receivable   .................................        173          132
    Investment in the Bank  .......................................    183,807       59,443
    Investment in subsidiaries ....................................      4,640           --
    Other assets   ................................................      9,622          248
                                                                      --------      -------
     Total   ......................................................   $220,381      $69,586
                                                                      ========      =======
   Liabilities  ...................................................   $  3,396      $   475
   Junior subordinated deferrable interest debentures  ............    120,640           --
   Stockholders' equity:
    Preferred stock   .............................................         22           27
    Common stock   ................................................         95           57
    Paid-in capital   .............................................     86,679       62,055
    Retained earnings .............................................     11,988        7,279
    Net unrealized gains (losses) on securities available for sale,
      net of taxes ................................................        861         (307)
                                                                      --------      -------
      Total stockholders' equity  .................................     99,645       69,111
                                                                      --------      -------
      Total liabilities and stockholders' equity ..................   $220,381      $69,586
                                                                      ========      =======

                       CONDENSED STATEMENTS OF OPERATIONS


                                          FOR THE YEARS ENDED SEPTEMBER 30,
                                          ----------------------------------
                                           1997          1996       1995
                                          -----------   --------   ---------
                                                (DOLLARS IN THOUSANDS)
   Interest income   ..................    $  2,626      $  803     $  307
   Interest expense  ..................       6,726          17         36
   Equity income of the Bank  .........      10,927       2,406      6,587
   Operating expenses   ...............       1,166         491        818
                                           --------      ------     ------
   Income before income taxes .........       5,661       2,701      6,040
   Income tax expense (benefit)  ......      (1,938)        115       (200)
                                           --------      ------     ------
    Net income ........................    $  7,599      $2,586     $6,240
                                           ========      ======     ======

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              SEPTEMBER 30, 1997


(18) BANKUNITED FINANCIAL CORPORATION--(CONTINUED)

                      CONDENSED STATEMENTS OF CASH FLOWS


                                                                         FOR THE YEARS ENDED SEPTEMBER 30,
                                                                       1997           1996          1995
                                                                     ------------   ------------   -----------
                                                                              (DOLLARS IN THOUSANDS)
   Cash flow from operating activities:
    Net income ...................................................   $   7,599       $   2,586      $  6,240
    Less: Undistributed income of the Bank   .....................     (11,551)           (406)       (6,587)
    Other   ......................................................      (2,757)            242           156
                                                                     ---------       ---------      --------
    Net cash provided by (used in) operating activities  .........      (6,709)          2,422          (191)
                                                                     ---------       ---------      --------
   Cash from investing activities:
    Equity contributions to the Bank   ...........................     (85,000)        (16,000)           --
    Equity contributions to subsidiaries  ........................      (4,640)             --            --
    Purchase of investment securities  ...........................          --            (155)           --
    Proceeds from sale of investments  ...........................         155              --            --
    Purchase of mortgage-backed securities   .....................     (27,411)             --            --
    Proceeds from repayments of mortgage- backed securities       .      5,054             368           181
    Proceeds from sales of mortgage-backed securities ............       5,021              --            --
    Net decrease in tax certificates   ...........................         269             145           732
                                                                     ---------       ---------      --------
    Net cash provided by (used in) investing activities  .........    (106,552)        (15,642)          913
                                                                     ---------       ---------      --------
   Cash flow from financing activities:
    Net proceeds from issuance of Junior subordinated
      deferrable interest debentures   ...........................     114,776              --            --
    Net proceeds from issuance of common stock  ..................       1,329          23,198           222
    Dividends paid on preferred stock  ...........................      (2,890)         (2,086)       (2,010)
    Preferred Stock, Series 9% tender offer  .....................      (4,486)             --            --
                                                                     ---------       ---------      --------
    Net cash provided by (used in) financing activities  .........     108,729          21,112        (1,788)
    (Decrease) increase in cash and cash equivalents  ............      (4,532)          7,892        (1,066)
    Cash and cash equivalents at beginning of year ...............       7,977              85         1,151
                                                                     ---------       ---------      --------
    Cash and cash equivalents at end of year .....................   $   3,445       $   7,977      $     85
                                                                     =========       =========      ========

(19) ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS


     The information set forth below provides disclosure of the estimated fair value of the Company's financial instruments. Management has made estimates of fair value discount rates that it believes to be reasonable. However, because there is no market for many of these financial instruments, management has no basis to determine whether the fair value presented would be indicative of the value negotiated in an actual sale. The fair value estimates do not consider the tax effect that would be associated with the disposition of the assets or liabilities at their fair value estimates.


     Fair values are estimated for loan portfolios with similar financial characteristics. Loans are segregated by category, such as commercial, commercial real estate, residential mortgage, second mortgages, and other installment. Each loan category is further segmented into fixed and adjustable rate

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              SEPTEMBER 30, 1997



(19) ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS--(CONTINUED)

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


     The fair value of the Trust Preferred Securities is estimated based on bid prices available from securities dealers.


     The fair value of subordinated notes is estimated by discounting contractual cash flows using estimated market rates. The contract amounts and related fees of the Company's commitments to extend credit approximate the fair value of these commitments.

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              SEPTEMBER 30, 1997



(19) ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS--(CONTINUED)

     The following table presents information for the Company's financial instruments at September 30, 1997 and 1996:



                                                        AS OF SEPTEMBER 30, 1997
                                                     ------------------------------
                                                     CARRYING VALUE     FAIR VALUE
                                                     ----------------   -----------
                                                         (DOLLARS IN THOUSANDS)
   Financial assets:
    Cash and overnight investments ...............      $   89,984       $   89,984
    Tax certificates and other investments  ......          73,943           74,062
    Mortgage-backed securities  ..................         120,271          120,211
    Loans receivable   ...........................       1,765,723        1,814,459
    Mortgage servicing assets   ..................           4,783            4,890
    Other interest-earning assets  ...............          33,599           33,599
   Financial liabilities:
    Deposits  ....................................      $1,195,892       $1,197,871
    Borrowings   .................................         701,484          704,705
    Trust Preferred Securities  ..................         116,000          119,010


                                                        AS OF SEPTEMBER 30, 1996
                                                     ------------------------------
                                                     CARRYING VALUE     FAIR VALUE
                                                     ----------------   -----------
                                                         (DOLLARS IN THOUSANDS)
   Financial assets:
    Cash and overnight investments ...............       $ 34,136         $ 34,136
    Tax certificates and other investments  ......         46,784           46,784
    Mortgage-backed securities  ..................         70,163           69,741
    Loans receivable   ...........................        646,385          646,547
    Other interest-earning assets  ...............         12,225           12,225
   Financial liabilities:
    Deposits  ....................................       $506,106         $506,025
    Advances from the FHLB   .....................        237,000          237,218
    Subordinated notes ...........................            775              859

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


   None.



                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.


     The information contained under the caption "Election of Directors" to appear in the Company's definitive proxy statement relating to the Company's 1998 Annual Meeting of Stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year covered by this report on Form 10-K (hereinafter referred to as the "Annual Meeting Proxy Statement"), is incorporated herein by reference. Information concerning the executive officers of the Company is included in Part I of this Report on Form 10-K.


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



                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


(A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:


     (1) Financial Statements.


     The following consolidated financial statements of the Company and the report of the independent certified public accountants thereon filed with this report:


            Report of Independent Certified Public Accountants (Price Waterhouse LLP).


            Consolidated Statements of Financial Condition as of September 30, 1997 and 1996.


            Consolidated Statements of Operations for the years September 30, 1997, 1996 and 1995.


            Consolidated Statements of Stockholders' Equity for the years ended September 30, 1997, 1996 and 1995.

            Consolidated Statements of Cash Flows for the years ended September 30, 1997, 1996 and 1995.


            Notes to Consolidated Financial Statements.


        (2) Financial Statement Schedules.


           Schedules are omitted because the conditions requiring their filing are not applicable or because the required information is provided in the Consolidated Financial Statements, including the Notes thereto.

        (3) Exhibits.*


           2.1 Agreement and Plan of Merger, dated July 15, 1996, between BankUnited and Suncoast Savings and Loan Association, FSA. (Exhibit 2.1 to BankUnited's Form S-4 Registration Statement, File No. 333-13211, as filed with the Securities and Exchange Commission on October 1, 1996).


           2.2 Agreement and Plan of Merger between BankUnited and Consumers Bancorp, Inc. dated September 19, 1997 (Exhibit 2.2 to BankUnited's Form S-4 Registration Statement, File No. 333-39921, as filed with the Securities and Exchange Commission on November 10, 1997).


           3.1 Articles of Incorporation of BankUnited.


           3.2 Statement of Designation of Series I Class A Common Stock and Class B Common Stock of BankUnited (included as an appendix to Exhibit 3.1).


           3.3 Statement of Designation of Noncumulative Convertible Preferred Stock, Series A, of BankUnited (included as an appendix to Exhibit 3.1).


           3.4 Statement of Designation of Noncumulative Convertible Preferred Stock, Series B of BankUnited (included as appendix to Exhibit 3.1).


           3.5 Statement of Designation of 8% Noncumulative Convertible Preferred Stock, Series 1993 of BankUnited (included as an appendix to
        Exhibit 3.1).


           3.6 Statement of Designation of 9% Noncumulative Perpetual Preferred Stock of BankUnited (included as an appendix to Exhibit 3.1).


           3.7 Statement of Designation of 8% Noncumulative Convertible Preferred Stock, Series 1996 of BankUnited (included as appendix to
        Exhibit 3.1).


           3.8 Form of Letter Agreement between BankUnited and the holders of shares of BankUnited's Noncumulative Convertible Preferred Stock, Series B.


           3.9 Bylaws of BankUnited (Exhibit 4.5 to BankUnited's Form S-8 Registration Statement, File No. 333-43211, as filed with the Securities and Exchange Commission on November 14, 1996).


           4.1 Agreement for Advances and Security Agreement with Blanket Floating Lien dated as of September 25, 1992, between BankUnited, FSB (the "Bank") and the Federal Home Loan Bank of Atlanta (Exhibit 4.1 to the Bank's Form 10-K for the year ended September 30, 1992, filed with the Securities and Exchange Commission as an exhibit to BankUnited's Form 8-K dated March 25, 1993).

           4.2 Forms of Series 15A-F, Series 18E and Series 20A-F of Subordinated Notes of the Bank (Exhibit 4.3 to BankUnited's Form S-4 Registration Statement, File No. 33-55232, as filed with the Securities and Exchange Commission on December 2, 1992).


           10.1 Non-Statutory Stock Option Plan, as amended, (Exhibit 4.9 to BankUnited's Form S-8 Registration Statement, File No. 33-76882, as filed with the Securities and Exchange Commission on March 24, 1994).
        **


           10.2 1992 Stock Bonus Plan, as amended (Exhibit 10.2 to BankUnited's Form 10-K Report for the year ended September 30, 1994 [the "1994 10-K"]).**


           10.3 1994 Incentive Stock Option Plan. (Exhibit 10.3 to the 1994 10-K).**


           10.4 The Bank's Profit Sharing Plan. (Exhibit 10.4 to BankUnited's Form S-2 Registration Statement, File No. 33-80791, as filed with the Securities and Exchange Commission on December 22, 1995).**


           10.5 1996 Incentive Compensation and Stock Award Plan (Exhibit 10.5 to BankUnited's Form 10-K Report for the year ended September 30,
        1996).**


           10.6 Purchase and Assumption Agreement dated March 20, 1995 by and among BankUnited, the Bank, SouthTrust Corporation, SouthTrust of Florida, Inc. and SouthTrust Bank of the Suncoast (Exhibit 10.1 to BankUnited's Form 10-Q Report for the quarter ended March 31, 1995 [the "March 31, 1995 10-Q"]).


           10.7 Purchase and Assumption Agreement dated March 20, 1995 by and among BankUnited, the Bank, SouthTrust Corporation, SouthTrust of Florida, Inc., and SouthTrust Bank of Southwest Florida, N.A. (Exhibit
        10.2 to the March 31, 1995 10-Q).


           10.8 First Amendment to Purchase and Assumption Agreement dated July 27, 1995 by and among BankUnited, the Bank, SouthTrust Corporation, SouthTrust of Florida, Inc., and SouthTrust Bank of the Suncoast (Exhibit 10.1 to BankUnited's Form 10-Q Report for the quarter ended June 30, 1995 [the "June 30, 1995 10-Q"]).


           10.9 First Amendment to Purchase and Assumption Agreement dated July 27, 1995 by and among BankUnited, the Bank, SouthTrust Corporation, SouthTrust of Florida, Inc., and SouthTrust of Southwest Florida, N.A. (Exhibit 10.2 to the June 30, 1995 10-Q).


           10.10 Form of Employment Agreement between BankUnited and Alfred R. Camner (Exhibit 10.10 to BankUnited's 10-K Report for the year ended September 30, 1996).


           10.11 Form of Employment Agreement between BankUnited and Earline G. Ford (Exhibit 10.11 to BankUnited's 10-K Report for the year ended September 30, 1996).


           10.12 Form of Employment Agreement between BankUnited and certain of its senior officers (Exhibit 10.12 to BankUnited's 10-K Report for the year ended September 30, 1996).


           10.13 Junior Subordinated Indenture with respect to BankUnited's 101/4% Junior Subordinated Debentures. (Exhibit 4.1A to the Company's Registration Statement on Form S-4, File No. 333-24025, as filed with the Securities and Exchange Commission on March 27, 1997).


           10.14 Supplemental Indenture (Exhibit 4.1B to the Company's Registration Statement on Form S-4, File No. 333-24025, as filed with the Securities and Exchange Commission on March 27, 1997).

           10.15 Form of Amended and Restated Trust Agreement of BankUnited Capital. (Exhibit 4.3 to the Company's Registration Statement on Form S-4, No. 333-24025, as filed with the Securities and Exchange Commission on March 27, 1997).


           10.16 Form of Amended and Restated Guarantee Agreement for BankUnited Capital. (Exhibit 4.5 to the Company's Registration Statement on Form S-4, No. 333-24025, as filed with the Securities and Exchange Commission on March 27, 1997).


           10.17 Form of Agreement as to Expenses and Liabilities (included as an exhibit to Exhibit 99.6 to the Company's Registration Statement on Form S-4, No. 333-24025, as filed with the Securities and Exchange Commission on March 27, 1997).


           10.18 Registration Rights Agreement (Exhibit 4.6 to the Company's Registration Statement on Form S-4, No. 333-24025, as filed with the Securities and Exchange Commission on March 27, 1997).


           10.19 Registration Rights Agreement (Exhibit 4.7 to the Company's Registration Statement on Form S-4, No. 333-24025, as filed with the Securities and Exchange Commission on March 27, 1997).


           10.20 Purchase Agreement (Exhibit 99.4 to the Company's Registration Statement on Form S-4, No. 333-24025, as filed with the Securities and Exchange Commission on March 27, 1997).


           10.21 Purchase Agreement (Exhibit 99.5 to the Company's Registration Statement on Form S-4, No. 333-24025, as filed with the Securities and Exchange Commission on March 27, 1997).


           10.22 Form of Indenture with respect to BankUnited's 9.60% Junior Subordinated Debentures. (Exhibit 4.3 to the Company's Registration Statement on Form S-2, File No. 333-27597, as filed with the Securities and Exchange Commission on May 22, 1997).


           10.23 Trust Agreement of BankUnited Capital II. (Exhibit 4.6 to the Company's Registration Statement on Form S-2, File No. 333-27597, as filed with the Securities and Exchange Commission on May 22, 1997).


           10.24 Form of Amended and Restated Trust Agreement of BankUnited Trust II. (Exhibit 4.7 to the Company's Registration Statement on Form S-2, No. 333-27597, as filed with the Securities and Exchange Commission on May 22, 1997).


           10.25 Form of Guarantee Agreement for BankUnited Capital II. (Exhibit 4.9 to the Company's Registration Statement on Form S-2, No. 333-27597, as filed with the Securities and Exchange Commission on May 22, 1997).


           10.26 Form of Agreement as to Expenses and Liabilities (included as an exhibit to Exhibit 4.7) (Exhibit 4.10 to the Company's Registration Statement on Form S-2, No. 333-27597, as filed with the Securities and Exchange Commission on May 22, 1997).


           11.1 Statement regarding calculation of earnings per common share.


           12.1 Statement regarding calculation of earnings to combined fixed charges and preferred stock dividends.


           21.1 Subsidiaries of the Registrant (Exhibit 21.1 to BankUnited's Form S-4 Registration Statement, File No. 333-39921, as filed with the Securities and Exchange Commission on November 10, 1997).

           23.1 Consent of Price Waterhouse LLP.


           24.1 Power of attorney (set forth on the signature page in Part IV of this Report on Form 10-K for the year ended September 30, 1997).


           27.1 Financial Data Schedule.
----------------
 * Exhibits followed by a parenthetical reference are incorporated herein by reference from the documents described therein.
**  Exhibits 10.1--10.5 are compensatory plans or arrangements.


(B) REPORTS ON FORM 8-K.


     During the quarter ended September 30, 1997, the Company filed with the Securities and Exchange Commission, (i) a Current Report on Form 8-K dated September 12, 1997, which reported that the Company had called its 8% Noncumulative Convertible Preferred Stock, Series 1996, for redemption, and
(ii) a Current Report on Form 8-K announcing that the Company had agreed to acquire Consumers Savings Bancorp, Inc., the parent company of Consumers Savings Bank.


SUPPLEMENTAL INFORMATION


     As of the date of filing of this report on Form 10-K no annual report or proxy material has been sent to security holders. Such material will be furnished to security holders and the Securities and Exchange Commission subsequent to the filing of this report on Form 10-K.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on December 29, 1997.


                                        BANKUNITED FINANCIAL CORPORATION




                                        By: /s/ Alfred R. Camner
                                            -----------------------------------
                                            Alfred R. Camner
                                            Chairman of the Board, President
                                            and
                                            Chief Executive Officer


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


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on December 29, 1997 on behalf of the Registrant by the following persons and in the capacities indicated.


/s/ Alfred R. Camner           Chairman of the Board, Chief Executive
----------------------------   Officer, President and Director
Alfred R. Camner               (Principal Executive Officer)

/s/ Earline G. Ford            Executive Vice President, Treasurer and
----------------------------   Director
Earline G. Ford

/s/ James A. Dougherty         Executive Vice President and Director
----------------------------
James A. Dougherty

/s/ Samuel A. Milne            Executive Vice President and Chief Financial
----------------------------   Officer (Principal Financial Officer and
Samuel A. Milne                Principal Accounting Officer)

/s/ Marc D. Jacobson           Director
----------------------------
Marc D. Jacobson

/s/ Allen M. Bernkrant         Director
----------------------------
Allen M. Bernkrant

/s/ Lawrence H. Blum           Director
----------------------------
Lawrence H. Blum

/s/ Patricia L. Frost          Director
----------------------------
Patricia L. Frost

---------------------------  Director
Anne W. Solloway

/s/ Neil Messinger           Director
---------------------------
Neil Messinger

/s/ Christina Cuervo         Director
---------------------------
Christina Cuervo

---------------------------  Director
Elia J. Giusti

---------------------------  Director
Norman Mains

/s/ Bruce Friesner           Director
---------------------------
Bruce Friesner

/s/ Marc Lipsitz             Director and Corporate Secretary
---------------------------
Marc Lipsitz

                       BANKUNITED FINANCIAL CORPORATION

                          ANNUAL REPORT ON FORM 10-K
                    FOR THE YEAR ENDED SEPTEMBER 30, 1997

                              INDEX TO EXHIBITS*

                                                                                                 SEQUENTIALLY
                                                                                                  NUMBERED
  EXHIBIT NO.                                                                                        PAGE
----------------                                                                             -----------------


       3.1       Articles of Incorporation of the Company

       3.8 Form of Letter Agreement between BankUnited and the holders of shares of BankUnited Noncumulative Convertible Preferred Stock,
                 Series B

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