Form 10-Q
period 1997-12-31
BANKUNITED FINANCIAL CORP
filed 1998-02-17
CIK 894490

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

                                       or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock at the close of business on February 11, 1998 was 14,445,416 shares of Class A Common Stock, $.01 par value, and 286,499 shares of Class B Common Stock, $.01 par value.

This Form 10-Q contains 19 pages. The Index to Exhibits appears on page 17.

                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

            Form 10-Q Report for the Quarter Ended December 31, 1997

                                      INDEX

                                                                       PAGE NO.
                                                                       --------

PART I - FINANCIAL INFORMATION

   Item 1.  FINANCIAL STATEMENTS

            Consolidated Statements of Financial Condition as of
            December 31, 1997 (unaudited) and September 30, 1997             3

            Consolidated Statements of Operations (unaudited) for the Three Months Ended December 31, 1997

            and December 31, 1996                                            4

            Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended December 31, 1997 and

            December 31, 1996                                                5

            Condensed Notes to Consolidated Financial

            Statements (unaudited)                                           6

   Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    8



PART II - OTHER INFORMATION

    Item 2. CHANGES IN SECURITIES                                           15

    Item 6. EXHIBITS AND REPORTS ON FORM 8-K                                15


                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                 DECEMBER 31,     SEPTMEBER 30,
                                                                                     1997             1997
                                                                                 (Unaudited)          1997
                                                                               --------------     -------------
                                                                    (Dollars in thousands, except per share amounts)

ASSETS
Cash                                                                           $   13,136         $   10,571
Federal Home Loan Bank overnight deposits                                          20,261             79,413
Securities purchased under agreements to resell                                    30,032               --
Tax certificates (net of reserves of $714 at December 31, 1997 and
 $697 at September 30, 1997)                                                       40,035             49,283
Investments held to maturity (market value of approximately
 $14,612 at December 31, 1997 and $14,613 at September 30, 1997)                   14,497             14,494
Investments available for sale, at market                                           8,168             10,166
Mortgage-backed securities, held to maturity (market
  value of approximately $10,946 at December 31, 1997
  and $11,292 at September 30, 1997)                                               10,882             11,352
Mortgage-backed securities available for sale, at market                           84,403            108,919
Loans receivable, net                                                           2,579,433          1,661,381
Mortgage loans held for sale (market value of approximately $93,443
 at December 31, 1997 and $105,980 at September 30, 1997)                          92,224            104,342
Other interest earning assets                                                      63,098             33,599
Office properties and equipment, net                                                8,682              7,371
Real estate owned, net                                                                780                611
Accrued interest receivable                                                        22,743             16,261
Mortgage servicing rights                                                           5,030              4,783
Goodwill                                                                           14,559             14,278
Prepaid expenses and other assets                                                  20,813             18,582
                                                                               ----------         ----------
       Total assets                                                            $3,028,776         $2,145,406
                                                                               ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits                                                                       $1,444,102         $1,195,892
Securities sold under agreements to repurchase                                     30,000             30,000
Advances from Federal Home Loan Bank                                            1,261,466            671,484
Company obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely junior subordinated deferrable interest
  debentures of the Company                                                       116,000            116,000
Interest payable (primarily on deposits and advances from Federal Home
  Loan Bank)                                                                        5,770              3,844
Advance payments by borrowers for taxes and insurance                               6,434             10,688
Accrued expenses and other liabilities                                             19,373             17,853
                                                                               ----------         ----------
       Total liabilities                                                        2,883,145          2,045,761
                                                                               ----------         ----------

STOCKHOLDERS' EQUITY:
Preferred stock, Series B, 1993, 1996 and 9%, $0.01 par value. Authorized shares - 10,000,000; issued and outstanding shares - 1,644,805 at
  December 31,1997 and 2,175,296 at September 30, 1997                                 16                 22
Class A Common Stock, $.01 par value.  Authorized shares - 30,000,000;
  issued and outstanding shares - 13,923,022 at December 31, 1997 and
  9,257,098 at September 30, 1997                                                     139                 92
Class B Common Stock, $.01 par value.  Authorized shares - 3,000,000;
  issued and outstanding shares - 285,958 at December 31, 1997 and 275,685
  at September 30, 1997                                                                 3                  3
 Additional paid-in capital                                                       131,149             86,679
 Retained earnings                                                                 13,632             11,988
 Net unrealized gains on securities available for sale,  net of tax                   692                861
                                                                               ----------         ----------
       Total stockholders' equity                                                 145,631             99,645
                                                                               ----------         ----------
       Total liabilities and stockholders' equity                              $3,028,776         $2,145,406
                                                                               ==========         ==========

SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           THREE MONTHS ENDED DECEMBER 31,
                                                           -------------------------------
                                                                    (Unaudited)
                                                                  1997         1996
                                                                --------    --------
                                                      (In thousands, except earnings per share)
Interest income:
 Interest and fees on loans                                     $ 36,893    $ 16,616
 Interest on mortgage-backed securities                            2,192       1,309
 Interest on short-term investments                                  420         467
 Interest and dividends on long-term investments
  and other earning assets                                         1,945       1,099
                                                                --------    --------
   Total interest income                                          41,450      19,491
                                                                --------    --------
Interest expense:
 Interest on deposits                                             17,584       8,882
 Interest on borrowings                                           11,591       3,505
 Preferred dividends of Trust Subsidiary                           2,908          28
                                                                --------    --------
   Total interest expense                                         32,083      12,415
                                                                --------    --------

   Net interest income before provision for loan losses            9,367       7,076
   Provision for loan losses                                         650         250
                                                                --------    --------

   Net interest income after provision for loan losses             8,717       6,826
                                                                --------    --------
Non-interest income:
 Service fees, net                                                   452         575
 Gain (loss) on sale of loans and mortgage-backed securities       1,115         (11)
 Other                                                                77          36
                                                                --------    --------
   Total non-interest income                                       1,644         600
                                                                --------    --------
Non-interest expenses:
   Employee compensation and benefits                              2,480       1,915
   Occupancy and equipment                                           886         886
   Insurance                                                         255         361
   Professional fees - legal and accounting                          622         222
   Other operating expenses                                        2,782       1,421
                                                                --------    --------
        Total non-interest expenses                                7,025       4,805
                                                                --------    --------

   Income before income taxes and preferred stock dividends        3,336       2,621
   Income taxes                                                    1,361       1,022
                                                                --------    --------

   Net income before preferred stock dividends                     1,975       1,599
Preferred stock dividends                                            332         672
                                                                --------    --------
   Net income after preferred stock dividends                   $  1,643    $    927
                                                                ========    ========
Earnings Per Share
   Basic                                                        $   0.13    $   0.14
                                                                ========    ========
   Diluted                                                      $   0.12    $   0.13
                                                                ========    ========
Weighted average number of common shares
assumed outstanding during the period:
   Basic                                                          13,012       6,807
                                                                ========    ========
   Diluted                                                        14,042       7,958
                                                                ========    ========

SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                 BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           THREE MONTHS ENDED DECEMBER 31,
                                                                           -------------------------------
                                                                                    (Unaudited)
                                                                                1997            1996
                                                                             ---------       ---------
                                                                               (Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                                  $   1,975       $   1,599
 Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
   Provision for loan losses                                                       650             250
   Provision for losses on tax certificates                                         16              18
   Depreciation and amortization                                                   328             313
   Amortization of discounts and premiums on investments                            (2)              8
   Amortization of discounts and premiums on mortgage-backed securities           (633)             30
   Amortization of discounts and premiums on loans                              (1,162)            (23)
   Amortization of loan servicing assets                                           285             163
   Amortization of goodwill                                                        208             113
Loans originated for sale                                                      (12,037)         (5,193)
Increase in accrued interest receivable                                         (6,481)         (1,097)
Increase (decrease) in interest payable on deposits and FHLB advances            1,926            (845)
Increase (decrease) in accrued expenses                                            (60)          2,347
Increase (decrease) in accrued taxes                                             2,687            (937)
Increase (decrease) in deferred taxes                                             (249)             17
Decrease in other liabilities                                                   (1,005)        (27,320)
(Increase) decrease in prepaid expenses and other assets                        (3,004)          1,763
Proceeds from sale of loans                                                     28,574           3,657
Recovery on loans                                                                    5              11
(Gain) loss on sales of loans                                                     (692)             11
Gain on sale of mortgage-backed securities                                        (423)           --
(Gain) loss on sales of real estate owned                                          (54)             23
                                                                             ---------       ---------
    Net cash provided by (used in) operating activities                         10,852         (25,092)
                                                                             ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans                                                         (921,700)        (58,864)
Proceeds from sale of real estate owned                                            313             488
Purchase of other earning assets                                               (34,250)         (2,650)
Proceeds from repayments of mortgage-backed securities                           8,747           3,136
Proceeds from repayments of other earning assets                                 4,751           3,000
Proceeds from repayments of investment securities                                2,000            --
Proceeds from sale of mortgage securities                                       17,021            --
Purchases of premises and equipment                                             (1,639)           (338)
Net decrease in tax certificates                                                 9,231           6,281
Purchase of Suncoast's cash equivalents                                           --            32,803
                                                                             ---------       ---------
    Net cash (used in) investing activities                                   (915,526)        (16,144)
                                                                             ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits                                                       248,211          48,323
Net increase (decrease) in other borrowings                                    589,982             (16)
Net proceeds from issuance of preferred stock                                     --                 9
Net proceeds from issuance of common stock                                      44,640              14
Net proceeds from issuance of trust preferred securities                          --            48,350
Preferred Stock purchase                                                           (43)           --
Preferred Stock, Series 1996 called                                                (85)           --
Dividends paid on the Company's preferred stock                                   (332)           (672)
Decrease in advances from borrowers for taxes and insurance                     (4,254)         (4,490)
                                                                             ---------       ---------
   Net cash provided by financing activities                                   878,119          91,518
                                                                             ---------       ---------
Increase (decrease) in cash and cash equivalents                               (26,555)         50,282
Cash and cash equivalents at beginning of period                                89,984          34,136
                                                                             ---------       ---------
Cash and cash equivalents at end of period                                   $  63,429       $  84,418
                                                                             =========       =========
SUPPLEMENTAL DISCLOSURES:
Transfer from loans to real estate owned                                     $     428       $   1,160
                                                                             =========       =========


SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.      BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles ("GAAP"). However, all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial statements of BankUnited Financial Corporation and its subsidiaries (the "Company") have been included. Operating results for the three month period ended December 31, 1997 are not necessarily indicative of the results which may be expected for the year ended September 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

2.      CAPITAL

In January 1998, the Company called its 743,870 shares of its 8% Noncumulative Convertible Preferred Stock, Series 1993 effective February 20, 1998 at $10.00 per share. Management expects substantially all shares of the preferred stock to be converted into common stock at a ratio of one for one.

The Office of Thrift Supervision ("OTS") requires that BankUnited, FSB (the "Bank") meet minimum regulatory tangible, core and risk-based capital requirements. Currently, the Bank exceeds all regulatory capital requirements. The Bank's required, actual and excess regulatory capital levels as of December 31, 1997 were as follows:

                                REQUIRED                   ACTUAL                     EXCESS
                          -------------------       ---------------------       --------------------
                                      % OF                        % OF                          % OF
                           AMOUNT      ASSETS         AMOUNT       ASSETS         AMOUNT      ASSETS
                          --------     ------       ----------     ------       ---------     ------
                                                   (Dollars in Thousands)
Tangible Capital          $ 44,850     1.5%         $ 212,474       7.1%        $ 167,624     5.6%
Core Capital              $ 89,699     3.0%         $ 212,474       7.1%        $ 122,775     4.1%
Risk-Based Capital        $134,722     8.0%         $ 217,097      12.9%        $ 82,375      4.9%


3.       ACQUISITIONS

On January 23, 1998, the Company acquired Consumers Bancorp, Inc., for approximately $11 million in a combination of cash and stock, and merged its wholly-owned subsidiary, Consumers Savings Bank, which had assets of $101.3 million and deposits of $84.3 million as of December 31, 1997, into the Bank.

On December 30, 1997, the Company entered into a definitive agreement to acquire Central Bank for 1,516,500 shares of the Company's Class A common stock, subject to adjustment under certain conditions. Central Bank is a state chartered commercial bank which had assets of $96.9 million and deposits of $72.8 million as of December 31, 1997. Central Bank operates 4 branch offices in Miami-Dade County, Florida.

On November 15, 1996, the Company acquired Suncoast Savings and Loan Association, FSA. The balance sheet and results of operations of Suncoast have been included with those of the Company as of and for periods subsequent to November 15, 1996.

4.       NEW ACCOUNTING PRONOUNCEMENTS

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

The Company has adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" and as required, restated all earnings per share to report "Basic" and "Diluted" earnings per share.

5.       CONTINGENCIES

The Company is a party to certain claims and litigation arising in the ordinary course of business. In the opinion of management, the resolution of such claims and litigation will not materially affect the Company's consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents a review of the consolidated operating results and financial condition of the Company for the three month periods ended December 31, 1997 and 1996. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-K for the year ended September 30, 1997.

This Quarterly Report on form 10-Q contains forward looking statements. Additional written or oral forward looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. Such forward looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements may include, but not be limited to, projections of income, borrowing costs, prepayment rates, and plans for future operations or acquisitions, as well as assumptions relating to the foregoing. The words "believe," "expect," "anticipate," "estimate," "project," "intend," and similar expressions identify forward looking statements that are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward looking statements.

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM SEPTEMBER 30, 1997 TO DECEMBER 31, 1997.

ASSETS

Total assets increased by $883 million, or 41.2%, from $2.1 billion at September 30, 1997, to $3.0 billion at December 31, 1997, principally due to the purchase of $1.1 billion of residential mortgages as discussed more fully below.

The Company's short-term investments, primarily consisting of Federal Home Loan Bank ("FHLB") overnight deposits, and securities purchased under agreements to resell decreased by $29.1 million, or 36.7%, to $50.3 million at December 31, 1997, from $79.4 million at September 30, 1997 as a result of the Company's acquisition of residential mortgages.

Mortgage-backed securities available for sale decreased $24.5 million or 22.5% from $108.9 million at September 30, 1997 to $84.4 million at December 31, 1997, due primarily to repayments and to sales of such securities as management took advantage of the declining interest rate environment.

The Company's net loans receivable increased by $930 million, or 56.0%, to $2.6 billion at December 31, 1997, from $1.7 billion at September 30, 1997, primarily due to the purchase of $1.1 billion of residential loans. Of these loans purchased, $822 million, or 79.3%, were one year adjustable rate mortgages with an initial or "teaser" rate below the fully indexed rate. These loans were purchased primarily to leverage the additional capital ($43.9 million in net proceeds) obtained from the issuance of 3.68 million shares of Class A Common Stock during the quarter. (See "Capital" below).

During the three months ended December 31, 1997, the Company sold $27.9 million of loans and recorded a gain of $692,000 on the sales.

Non-performing assets as of December 31, 1997 were $12.2 million which represents a decrease of $2.1 million or 14.8% from $14.3 million as of September 30, 1997. Non-performing assets as a percentage of total assets declined 27 basis points from .67% as of September 30, 1997 to .40% as of December 31, 1997 due not only to the decline in non-performing assets but also to the increase in total assets.

The allowance for loan losses increased $611,000 from $3.7 million as of September 30, 1997 to $4.3 million as of December 31, 1997. The increase was attributable to additional provision for loan losses resulting primarily from the growth of the loan portfolio.

The following table sets forth information concerning the Company's non-performing assets as of the dates indicated.

                                                DECEMBER 31,  SEPTEMBER 30,
                                                    1997          1997
                                                ------------  -------------
                                                  (Dollars in thousands)

Non-accrual loans (1)                             $ 9,365       $10,866
Restructured loans                                  1,190         1,888
Loans past due 90 days and still accruing            --            --
                                                  -------       -------
         Total non-performing loans                10,555        12,754
Non-accrual tax certificates                          872           958
REO                                                   780           611
                                                  -------       -------
         Total non-performing assets              $12,207       $14,323
                                                  =======       =======

Allowance for tax certificates losses             $   713       $   697
Allowance for loan losses                           4,304         3,693
                                                  -------       -------
         Total allowance                          $ 5,017       $ 4,390
                                                  =======       =======

Non-performing assets as a percentage of
   total assets                                       .40%          .67%
Non-performing loans as a percentage of
   total loans                                        .39%          .72%
Allowance for loan losses as a percentage of
   total loans                                        .16%          .21%
Allowance for loan losses as a percentage of
   non-performing loans                             40.78%        28.96%
Net charge-offs as a percentage of
   average total loans                               .002%          .04%

-----------
(1) In addition to the above, management had concerns as to the borrower's ability to comply with present repayment terms on $1,410,000 and $1,878,000 of accruing loans as of December 31, 1997 and September 30, 1997. Management estimates the loss, if any, on these loans will not be significant.

LIABILITIES

Deposits increased by $248 million, or 20.7%, to $1.44 billion at December 31, 1997 from $1.20 billion at September 30, 1997. Management believes this increase is attributable to the Company's offering competitive interest rates and personalized service in a market area dominated by super-regional banks and to continued industry consolidation.

During the quarter, the Company opened two de novo branch offices and during January 1998 opened a third branch office. The Company has announced that it has signed leases for three additional de novo branch offices and has plans to open as many as six more during the next twelve months.

FHLB advances were $1.26 billion at December 31, 1997, up $590 million from $671 million at September 30, 1997. This increase was used to fund, together with other liquidity sources, the loan purchases. (See "Discussion of Financial Condition Changes from September 30, 1997 to December 31, 1997 - Assets").

CAPITAL

The Company's total stockholders' equity was $145.6 million at December 31, 1997, an increase of $46.0 million, or 46.1%, from $99.6 million at September 30, 1997. The increase is due primarily to the issuance of 3.68 million shares of Class A Common Stock pursuant to a public stock offering. The net proceeds from the offering were $43.9 million.

In September 1997, the Company exercised its right to call all the outstanding shares of its 8% Noncumulative Convertible Preferred Stock, Series 1996, effective October 10, 1997. As a result 927,204 shares (387,709 shares as of September 30, 1997) converted to 1,548,410 shares of Class A Common Stock at a ratio of 12/3 shares of common stock for each share of preferred. The remaining 5,696 shares of preferred stock were redeemed at $15 per share.

In January 1998, the Company called its 743,870 shares of its 8% Noncumulative Convertible Preferred Stock, Series 1993 effective February 20, 1998 at $10.00 per share. Management expects substantially all shares of the preferred stock to be converted into common stock at a ratio of one for one.

LIQUIDITY AND CAPITAL RESOURCES

OTS regulations require that savings institutions, such as the Bank, maintain specified levels of liquid investments in cash, United States government securities and other qualifying investments. Regulations currently in effect require the Bank to maintain liquid assets, as defined, of not less than 4.0% of its net withdrawal deposit accounts plus short term borrowings. As of December 31, 1997 the Bank had liquid assets of 5.08%, which was in compliance with this requirement.

The Company is in the process of securitizing certain purchased residential mortgages in its portfolio. The securitization will give the Bank the capability of borrowing, on a secured basis, additional funds which may be used to fund additional loan purchases or repay a portion of FHLB advances.

The Company is also currently exploring several alternative financing arrangements that would provide additional capital to permit additional growth.

The Company periodically has discussions with and reviews financial information on other financial institutions which may lead to the acquisition of all or part of that financial institution by the Company.

YEAR 2000

Data processing for the Company's major applications is performed by two third party service bureaus. Both have indicated that their systems will be year 2000 compliant. Consequently, management does not anticipate that the year 2000 issue will be material to the Company's operations or financial condition.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
DECEMBER 31, 1997 AND 1996.

NET INCOME AFTER PREFERRED STOCK DIVIDENDS

The Company had net income after preferred stock dividends of $1.64 million for the three months ended December 31, 1997, compared to net income after preferred stock dividends of $927,000 for the three months ended December 31, 1996. All major categories of income and expense increased significantly in the three months ended December 31, 1997 as compared to the three months ended December 31, 1996 and reflect the significant growth the Company has experienced in the last year. Below is a more detailed discussion of each major category of income and expenses.

NET INTEREST INCOME

Net interest income increased $2.29 million, or 32.3%, to $9.37 million for the three months ended December 31, 1997 from $7.08 million for the three months ended December 31, 1996. This increase is attributable to an increase in average earning assets of $1.32 billion, or 132%, to $2.32 billion for the three months ended December 31, 1997 from $998.3 million for the three months ended December 31, 1996, offset by a decline in the net interest spread of 120 basis points. The increase in average earning assets is due primarily to loan purchases; approximately $200 million of the increase in average earning assets is a result of the acquisition of Suncoast Savings on November 15, 1996. The decline in the interest rate spread of 120 basis points from 2.59% for the three months ended December 31, 1996 to 1.39% for the three months ended December 31, 1997 is due to a decline in the yield on interest earning assets of 65 basis points and an increase in the rate paid on interest bearing liabilities of 55 basis points, each for the reasons discussed below.

The increase in interest income of $21.96 million, or 113%, to $41.45 million for the three months ended December 31, 1997 from $19.49 million for the three months ended December 31, 1996, reflects increases in interest and fees on loans of $20.27 million.

This increase in interest and fees on loans is due to an increase in average loans outstanding of $1.24 billion, or 150% to $2.07 billion for the three months ended December 31, 1997 from $830 million for the three months ended December 31, 1996 which resulted from purchases of residential mortgages in the secondary market. Because many of the loans purchased are adjustable-rate mortgages in the "teaser" period, the yield on loans declined from 7.97% for the three months ended December 31, 1996 to 7.10% for the three months ended December 31, 1997. This 87 basis point drop in the yield earned on loans caused the yield on all interest earning assets to decline 65 basis points from 7.78% to 7.13%.

The increase in interest expense of $19.67 million, or 158%, to $32.08 million for the three months ended December 31, 1997 from $12.42 million for the three months ended December 31, 1996 primarily reflects an increase in interest expense on interest bearing deposits of $8.70 million, or 98%, from $8.88 million for the three months ended December 31, 1996, to $17.58 million for the three months ended December 31, 1997, an increase in interest expense on FHLB advances and other borrowings of $8.09 million from $3.51 million for the three months ended December 31, 1996 to $11.59 million for the three months ended December 31, 1997, and an increase in preferred dividends of Trust Subsidiary of $2.88 million to $2.91 million for the three months ended December 31, 1997. The increase in each of these categories reflects significant increases in the average balance for each category. The increase in the average balances in interest bearing deposits, FHLB advances and other borrowings were used to fund loan purchases. The proceeds from the Trust Preferred Securities were contributed as capital to the Bank to fund its growth. Of the $599 million growth in average interest bearing deposits, $504 million, or 84% was in certificates of deposits. Because the growth in interest bearing liabilities was concentrated in the higher costing categories of certificates of deposits, FHLB advances and other borrowings, and preferred dividends of the Trust Subsidiary, the rate paid on interest bearing liabilities increased 55 basis points from 5.19% for the three months ended December 31, 1996 to 5.74% for the three months ended December 31, 1997.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the three months ended December 31, 1997 was $650,000 as compared to $250,000 for the three months ended December 31, 1996. This increase is related to the strong loan growth in the three months ended December 31, 1997.

The provision for loan losses represents management's estimate of the charge to operations after reviewing the nature, volume, delinquency status, and inherent risk in the loan portfolio in relation to the allowance for loan losses.

NON-INTEREST INCOME

Non-interest income for the three months ended December 31, 1997 was $1.6 million compared with $600,000 for the three months ended December 31, 1996, an increase of $1.0 million. This increase is due to the gain on sale of loans and mortgage-backed securities of $1.1 million recorded in the three months ended December 31, 1997.

NON-INTEREST EXPENSES

Operating expenses increased $2.2 million, or 46.2%, to $7.03 million for the three months ended December 31, 1997 compared to $4.81 million for the three months ended December 31, 1996. The increase in expenses is attributable to the rapid growth and branch office expansion the Company has experienced.

INCOME TAXES

The income tax provision was $1.36 million for the three months ended December 31, 1997, compared to $1.02 million for the three months ended December 31, 1996. The increase in income taxes is the result of the Company's higher pre-tax earnings during the three months ended December 31, 1997, compared to the three months ended December 31, 1996.

PREFERRED STOCK DIVIDENDS

Preferred stock dividends for the three months ended December 31, 1997 were $332,000, a decrease of $340,000, as compared to $672,000 for the three months ended December 31, 1996. This decrease is the result of the conversion to common stock of Noncumulative Convertible Preferred Stock, Series C, C II and Series 1996 as well as the purchase by the Company of 452,883 shares of the 9% Noncumulative Perpetual Preferred Stock.

YIELDS EARNED AND RATES PAID

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

                                                                THREE MONTHS ENDED DECEMBER 31,
                                        -----------------------------------------------------------------------------
                                                          1997                                   1996
                                        -----------------------------------        ----------------------------------
                                          AVERAGE                                  AVERAGE
                                          BALANCE      INTEREST  YIELD/RATE        BALANCE      INTEREST   YIELD/RATE
                                        ----------    ---------  ----------       ---------     --------   ----------
                                                                   (Dollars in thousands)

Interest-earning assets:
  Loans receivable, net                 $2,071,826    $ 36,893      7.10%          $830,157     $ 16,616      7.97%
  Mortgage-backed securities               113,910       2,192      7.70             78,721        1,309      6.65
  Short-term investments (1)                28,383         420      5.79             33,021          467      5.53
  Tax certificates                          44,198         831      7.52             36,681          756      8.24
  Long-term investments and
    FHLB stock, net                         62,062       1,114      7.14             19,736          343      6.89
                                         ---------     -------      ----           --------     --------      ----
        Total interest-earning assets    2,320,379      41,450      7.13            998,316       19,491      7.78
                                         ---------     -------      ----           --------     --------      ----

Interest-bearing liabilities:
  NOW/money market                         106,372         748      2.79             73,103          413      2.24
  Savings                                  168,177       1,991      4.70            106,209        1,254      4.68
  Certificates of deposit                1,023,980      14,845      5.75            519,785        7,215      5.51
  Trust Preferred securities               116,000       2,908     10.03              1,087           28     10.30
  FHLB advances and other
    borrowings                            792,391       11,591      5.72            245,520        3,505      5.59
                                          --------     -------      ----           --------     --------      ----
        Total interest-bearing
            liabilities                  2,206,920      32,083      5.74            945,704       12,415      5.19
                                         ---------     -------      ----           ----------   --------      ----

Excess of interest-earning assets
   over interest-bearing liabilities     $ 113,459                                 $ 52,612
                                         =========                                 ========

Net interest income                                    $ 9,367                                  $ 7,076
                                                       =======                                  =======
Interest rate spread                                                1.39%                                   2.59%
                                                                    =====                                   =====
Net interest margin                                                 1.66%                                   2.86%
                                                                    =====                                   =====
Ratio of interest-earning assets to
 interest-bearing liabilities              105.14%                                  105.56%
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

                                                         THREE MONTHS ENDED DECEMBER 31,
                                               ----------------------------------------------------
                                                                 1997 VS. 1996
                                               ----------------------------------------------------
                                                            INCREASE (DECREASE) DUE TO
                                               ----------------------------------------------------
                                                 CHANGES       CHANGES       CHANGES       TOTAL
                                                   IN            IN            IN        INCREASE/
                                                 VOLUME         RATE      RATE/VOLUME   (DECREASE)
                                               ---------     ---------    -----------   ----------
                                                            (Dollars in thousands)
Interest income attributable to:
  Loans                                        $ 24,186      $ (1,384)     $ (2,526)     $ 20,276
  Mortgage-backed securities                        585           206            92           883
  Short-term investments (1)                        (66)           22            (3)          (47)
  Tax certificates                                  155           (66)          (14)           75
  Long-term investments and FHLB
     stock                                          730            13            29           772
                                               --------      --------      --------      --------
       Total interest-earning assets             25,590        (1,209)       (2,422)       21,959
                                               --------      --------      --------      --------
Interest expense attributable to:
    NOW/money market                                188           101            46           335
    Savings                                         732             3             2           737
    Certificates of deposit                       6,999           321           310         7,630
    Trust Preferred securities                    2,960            (1)          (79)        2,880
    FHLB advances and other
      borrowings                                  7,785            75           226         8,086
                                               --------      --------      --------      --------
       Total interest-bearing liabilities        18,664           499           505        19,668
                                               --------      --------      --------      --------
Increase (decrease) in net interest income     $  6,926      $ (1,708)     $ (2,927)     $  2,291
                                               ========      ========      ========      ========

----------
(1) Short-term investments include FHLB overnight deposits, securities purchased under agreements to resell, federal funds sold and certificates of deposit.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

         Effective October 1, 1997 the Company and the holders of the Company's Noncumulative Convertible Preferred Stock, Series B (the "Series B Preferred Stock") agreed that the dividend rate on the Series B Preferred Stock would be reduced from $0.7375 per share to $0.6750 per share and that the Company would not redeem the Series B Preferred Stock until October 1, 2007 or later, unless earlier redemption is approved by the holders of at least 50% of the shares of Series B Preferred Stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

                        11  Calculation of Earnings Per Share.
                      27.1  Financial Data Schedule

          (b) Reports on Form 8-K.

              The Company filed the following current reports on Form 8-K during the quarter for which this report is filed:

              (i) Current Report on Form 8-K dated October 10, 1997 reporting the conversion and redemption of the Company's 8% Noncumulative Convertible Preferred Stock, Series 1996 and the sale in a public offering of 3,680,000 shares of the Company's Class A Common Stock; and

              (ii) Current Report on Form 8-K dated December 30, 1997, reporting the Company's agreement to acquire Central Bank.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                         BANKUNITED FINANCIAL CORPORATION



Date:   February 13, 1997                By: /s/ SAMUEL A MILNE
                                             -------------------------
                                             Samuel A. Milne
                                             Executive Vice President
                                             and Chief Financial Officer

                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
               Form 10-Q for the Quarter Ended December 31, 1997

                                INDEX TO EXHIBITS

                                                                  SEQUENTIALLY
EXHIBIT NO.                                                       NUMBERED PAGE
-----------                                                       -------------

   11       Calculation of Earnings Per Share    ..................     18

27.1        Financial Data schedule              ..................     19