Form 10-K/A
period 1997-09-30
BANKUNITED FINANCIAL CORP
filed 1998-02-27
CIK 894490

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


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to the Form 10-K/A. [ ]

     The aggregate market value of the Class A Common Stock held by non-affiliates of the Registrant, based upon the average price on February 24, 1998, was $198,412,606.* The other voting securities of the Registrant are not publicly traded.


     The shares of the Registrant's common stock outstanding as of December 26, 1997 were as follows:


                     CLASS                         NUMBER OF SHARES
-----------------------------------------------   -----------------

         Class A Common Stock, $.01 par value          15,072,314
         Class B Common Stock, $.01 par value             286,499


                      DOCUMENTS INCORPORATED BY REFERENCE


     The Registrant's Definitive Proxy Statement for its 1997 Annual Meeting of Stockholders was filed with the Securities and Exchange Commission within
120 days after the end of the fiscal year covered by this Form 10-K/A pursuant to Rule G(3) of the General Instructions for Form 10-K. Information from such Definitive Proxy Statement will be incorporated by reference into
Part III, Items 10, 11, 12 and 13 hereof.
----------------
* Based on reported beneficial ownership of all directors and executive officers of the Registrant; this determination does not, however, constitute an admission of affiliated status for any of these individual stockholders.


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


                                           AS OF SEPTEMBER 30,
                             -----------------------------------------------
                                       1997                    1996
                             ------------------------ ----------------------
                               AMOUNT       PERCENT    AMOUNT      PERCENT
                             -------------- --------- ------------ ---------
                                         (DOLLARS IN THOUSANDS)
First mortgage loans:
 One-to four-family
  residential loans   ......  $1,559,823       88.3%   $568,203       87.9%
 Five or more units
  residential loans   ......      32,163        1.8      12,559        2.0
 Commercial  ...............     130,197        7.4      49,318        7.6
 Construction   ............       7,477         .4          --         --
 Land  .....................       7,997         .5       2,687         .4
Second mortgages loans   .         5,992         .3       2,748         .4
                              ----------      -----    --------      -----
  Total first
   and second
   mortgage loans  .........   1,743,649       98.7     635,515       98.3
                              ----------      -----    --------      -----
Consumer loans  ............       1,748         .1       2,648         .4
Commercial business
 loans .....................      10,890         .6       5,822         .9
                              ----------      -----    --------      -----
  Total loans
   receivable   ............   1,756,287       99.4     643,985       99.6
                              ----------      -----    --------      -----
Deferred loan fees,
 premiums and
 (discounts) ...............      13,129         .8       4,558         .7
Allowance for loan losses         (3,693)     (  .2)     (2,158)     (  .3)
                              ----------      -----    --------      -----
  Loans receivable,
   net .....................  $1,765,723      100.0%   $646,385      100.0%
                              ==========      =====    ========      =====

                                      1995                   1994                   1993
                             ---------------------- ---------------------- -----------------------
                              AMOUNT      PERCENT    AMOUNT      PERCENT    AMOUNT      PERCENT
                             ------------ --------- ------------ --------- ------------ ----------
First mortgage loans:
 One-to four-family
  residential loans   ......  $432,472       95.4%   $393,933       95.3%   $298,342       96.1%
 Five or more units
  residential loans   ......     1,124        0.2       2,164        0.5         705        0.2
 Commercial  ...............    10,223        2.3       4,469        1.1         748        0.2
 Construction   ............       200        0.1          --         --       2,248        0.7
 Land  .....................       450        0.1       1,095        0.3       1,099        0.4
Second mortgages loans   .       2,412        0.5       2,616        0.6         623        0.2
                              --------      -----    --------      -----    --------      -----
  Total first
   and second
   mortgage loans  .........   446,881       98.6     404,277       97.8     303,765       97.8
                              --------      -----    --------      -----    --------      -----
Consumer loans  ............       920        0.2       2,336        0.6       2,786        0.9
Commercial business
 loans .....................     3,632        0.8       4,732        1.1       3,665        1.2
                              --------      -----    --------      -----    --------      -----
  Total loans
   receivable   ............   451,433       99.6     411,345       99.5     310,216       99.9
                              --------      -----    --------      -----    --------      -----
Deferred loan fees,
 premiums and
 (discounts) ...............     3,386        0.7       2,783        0.7       1,409        0.5
Allowance for loan losses       (1,469)     ( 0.3)       (841)     ( 0.2)     (1,184)     ( 0.4)
                              --------      -----    --------      -----    --------      -----
  Loans receivable,
   net .....................  $453,350      100.0%   $413,287      100.0%   $310,441      100.0%
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
                                       ========   ========   ========   ========   =========


     Applicable regulations permit the Company to engage in various categories of secured and unsecured commercial and consumer lending, in addition to residential real estate financing, subject to limitations on the percentage of total assets attributable to certain categories of loans. An additional limitation imposed by regulation requires that certain types of loans only be made in aggregate amounts that do not exceed specified percentages of the institution's capital. As of September 30, 1997, 34.0% of the Company's gross loans receivable (27.8% of total assets) were secured by properties located in Florida and 13.9% of gross loans receivable (11.4% of total assets) were secured by properties located in California. Because of this concentration, regional economic circumstances in those states could affect the level of the Company's non-performing loans.

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



                                        NET BOOK VALUE OF PREMISES
                                         OR LEASEHOLD IMPROVEMENTS     LEASE EXPIRATION DATE
              LOCATION                        AND EQUIPMENT             AND RENEWAL TERMS      SQUARE FOOTAGE
-------------------------------------   ---------------------------   ----------------------   ---------------
Executive and administrative offices,
and savings branches
Aventura branch .....................           $   11,319            1999                          5,000
 2984 Aventura Boulevard                                              (2 options to renew
 Aventura, Florida 33180                                              for 5 years each)
Boca Hamptons branch  ...............              238,411            2002                          2,700
 9070 Kimberly Boulevard                                              (3 options to renew
 Suite 68                                                             for 5 years each)
 Boca Raton, Florida 33434
Boca Raton branch  ..................              136,047            1999                          2,442
 21222 St. Andrews Boulevard #11                                      (3 options to renew
 Raton, Florida 33434                                                 for 3 years each)
Boynton Beach branch  ...............              195,726            2001                          2,933
 117 North Congress Avenue                                            (2 options to renew
 Boynton Beach, Florida 33426                                         for 5 years)
Coconut Creek branch  ...............              123,731            2002                          2,400
 4913 Coconut Creek Parkway                                           (2 options to renew
 Coconut Creek, Florida 33063                                         for 5 years each)
Coral Gables branch   ...............            1,458,317            2001                         14,097
 255 Alhambra Circle                                                  (2 options to renew
 Coral Gables, Florida 33134                                          for 5 years each)
Coral Springs branch  ...............               68,272            2001                          2,805
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

ITEM 6. SELECTED FINANCIAL DATA

                                                                   AS OF OR FOR THE FISCAL
                                                                   YEARS ENDED SEPTEMBER 30,
                                                                 -----------------------------
                                                                    1997           1996
                                                                 ------------ ----------------
                                                                    (DOLLARS IN THOUSANDS,
                                                                   EXCEPT PER SHARE AMOUNTS)
OPERATIONS DATA
Interest income ................................................  $  108,774    $   52,132
Interest expense   .............................................      75,960        34,622
                                                                  ----------    ------------
Net interest income   ..........................................      32,814        17,510
Provision for loan losses   ....................................       1,295          (120)
                                                                  ----------    ------------
Net interest income after provision for loan losses ............      31,519        17,630
                                                                  ----------    ------------
Non-interest income:
Service fees ...................................................       2,993           597
Gain on sales of loans and mortgage-backed
 securities, net   .............................................         819             5
Gain (loss) on sales of other assets, net(1)  ..................           1              (6)
Other  .........................................................         247            53
                                                                  ----------    ------------
  Total non-interest income ....................................       4,060           649
                                                                  ----------    ------------
Non-interest expense:
 Employee compensation and benefits  ...........................       8,880         4,275
 Occupancy and equipment .......................................       3,568         1,801
 Insurance(2)   ................................................         948         3,610
 Professional fees .............................................       1,605           929
 Other .........................................................       7,964         3,421
                                                                  ----------    ------------
  Total non-interest expense   .................................      22,947        14,036
                                                                  ----------    ------------
Income before income taxes  ....................................      12,632         4,243
Provision for income taxes(3)  .................................       5,033         1,657
                                                                  ----------    ------------
Net income before Preferred Stock dividends   ..................       7,599         2,586
Preferred stock dividends:
 Bank  .........................................................           -             -
 Company  ......................................................       2,890         2,145
                                                                  ----------    ------------
Net income after Preferred Stock dividends .....................  $    4,709    $      441
                                                                  ==========    ============
FINANCIAL CONDITION DATA:
Total assets ...................................................  $2,145,406    $  824,360
Loans receivable, net, and mortgage-backed securities(4)  ......   1,781,652       716,550
Investments, overnight deposits, tax certificates, reverse
 purchase agreements, certificates of deposits and other
 earning assets ................................................     186,955        87,662
Total liabilities  .............................................   2,045,761       755,249
Deposits  ......................................................   1,195,892       506,106
Borrowings   ...................................................     817,484       237,775
Total stockholders' equity  ....................................      99,645        69,111
Common stockholders' equity ....................................      75,649        44,807
PER COMMON SHARE DATA:
Primary earnings per common share and common
 equivalent share  .............................................  $      .54    $      .10
                                                                  ==========    ============
Earnings per common share assuming full dilution ...............  $      .54    $      .10
                                                                  ==========    ============
Weighted average number of common shares and common
 equivalent shares assumed outstanding during the period:
 Primary  ......................................................   8,679,845     4,558,521
 Fully diluted  ................................................   9,030,843     4,558,521
Equity per common share  .......................................       $7.94    $     7.85
Fully converted tangible equity per common share   .............  $     6.88    $     7.13
Cash dividends per common share
 Class A  ......................................................  $        -    $        -
 Class B  ......................................................  $        -    $        -


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
Equity per common share  .......................................  $     10.20   $     8.33    $     8.86
Fully converted tangible equity per common share   .............  $      8.15   $     7.39    $     7.57
Cash dividends per common share
 Class A  ......................................................  $         -   $      .075   $      .094
 Class B  ......................................................  $         -   $      .03    $     0.38

                                                        (Continued on next page)

                                                                      AS OF OR FOR THE YEARS ENDED SEPTEMBER 30,
                                                               ---------------------------------------------------------
                                                                1997        1996        1995       1994        1993
                                                               ----------- ----------- ---------- ----------- ----------
                                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
SELECTED FINANCIAL RATIOS
PERFORMANCE RATIOS:
Return on average assets(5)  .................................      .51%        .36%       1.10%       .46%       1.12%
Return on average common equity ..............................     9.34        1.30       22.60       1.21       18.55
Return on average total equity  ..............................     8.06        4.30       14.70       5.84       14.07
Interest rate spread   .......................................     2.07        2.10        2.12       2.78        3.59
Net interest margin ..........................................     2.31        2.51        2.39       3.01        3.87
Dividend payout ratio(6)  ....................................    38.03       82.95       35.42      96.79       40.66
Ratio of earnings to combined fixed charges and preferred
 stock dividends(7):
 Excluding interest on deposits ..............................     1.26        1.05        1.52       1.07        1.87
 Including interest on deposits ..............................     1.10        1.02        1.21       1.03        1.27
Total loans, net, and mortgage-backed securities to
 total deposits  .............................................   148.98      141.58      163.13     134.40      109.65
Non-interest expenses to average assets  .....................     1.55        1.97        2.14       2.04        2.18
Efficiency ratio(8) ..........................................    57.56       76.45       14.58      66.06       45.17
ASSET QUALITY RATIOS:
Ratio of non-performing loans to total loans   ...............      .72%        .99%       1.02%      1.07%       1.54%
Ratio of non-performing assets to total loans, real estate
 owned and tax certificates  .................................      .79        1.14        1.35       1.41        1.78
Ratio of non-performing assets to total assets ...............      .67         .95        1.10       1.17        1.46
Ratio of charge-offs to total loans   ........................      .03         .08         .13        .39         .07
Ratio of loan loss allowance to total loans ..................      .21         .34         .32        .20         .38
Ratio of loan loss allowance to non-performing loans .........    28.96       33.74       31.54      18.89       24.70
CAPITAL RATIOS:
Ratio of average common equity to average total assets  ......     3.40%       4.78%       3.14%      3.58%       3.79%
Ratio of average total equity to average total assets   ......     6.36        8.44        7.47       8.05        7.99
Tangible capital-to-assets ratio(9)   ........................     8.07        7.01        7.09       6.65        7.56
Core capital-to-assets ratio(9) ..............................     8.07        7.01        7.09       6.65        7.56
Risk-based capital-to-assets ratio(9) ........................    11.27       14.19       15.79      14.13       15.85

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


     LOANS. The Company's net loans receivable increased by $1.1 billion, or 173% to $1.7 billion at September 30, 1997 from $646 million at September 30, 1996. The increase was primarily the result of the $913.7 million of residential loans purchased in fiscal 1997, $341.4 million of loans acquired with

Suncoast, and $178.3 million of loan originations, partially offset by principal repayments of $271 million (net of accretion of discount and amortization of premium).


     In fiscal 1996, the Company's net loans receivable increased by $193.3 million, or 42.6%, from $453.1 million at September 30, 1995. The increase was primarily the result of $210.1 million of purchased residential loans, a $32.0 million purchase of a commercial real estate loan package, and $82.7 million of loan originations, partially offset by principal repayments of $133.8 million. The commercial real estate loan package was comprised of 23 loans in South Florida with principal balances ranging from $376,000 to $4.7 million.


     Of the new loans originated or purchased during fiscal 1997 totaling $1.4 billion, $728.2 million or 51% represented adjustable-rate residential loans ("ARMs"). Of BankUnited's total net loans receivable of $1.7 billion at September 30, 1997, $1.2 billion or 71% were ARMs. Of this amount BankUnited had $122.3 million in ARMs tied to the 11th District Federal Home Loan Bank cost of funds index ("COFI"). COFI is a lagging index in that it does not change as quickly as market rates. (See "Business--Lending Activities--Residential Mortgage Loan Purchases and Originations.")


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


     Prior to 1993, BankUnited did not experience significant loan losses. However, beginning in late 1993, BankUnited began to charge off loans, particularly in Southern California where real estate values declined. Real estate values in Southern California had declined because of i) a slowing in the economy due to plant closings and layoffs in certain industries, ii) natural disasters in the area, and iii) an over-valuation of the real estate market, in general, prior to the decline. While real estate values in Southern California stabilized during 1996, BankUnited believes that real estate values there have declined sufficiently since 1993 for there to be a continuing risk that borrowers faced with home mortgage payments based on 1993 values would default on their home mortgages. From late 1993 through September 1997, BankUnited recorded a total of $2.9 million in charge offs for residential loans secured by property in Southern California. Of these Southern California charge offs, $1.0 million were for loans purchased from a single seller. BankUnited instituted legal action against the seller for breach of warranty to recover BankUnited's losses. In October 1995, this legal action was settled, which resulted in a recovery of $1.0 million. Taking this recovery into account, BankUnited recorded net charge offs of $2.3 million for the period from late 1993 through September 30, 1997, of which $1.9 million or 86.9% were for residential loans secured by real properties in Southern California.


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


     The allowance for loan losses was $3.7 million, $2.2 million, and $1.5 million at September 30, 1997, 1996, and 1995, respectively. The allowance for loan losses as a percentage of total loans decreased to .21% at fiscal year end 1997, as compared to .34% at fiscal year end 1996, and .32% at fiscal year end 1995. The decrease in the allowance as a percentage of total loans reflects the Company's recent charge-off history which shows net charge-offs (recoveries) as a percentage of average loans of .04%, (.12%) and .14% for 1997, 1996 and 1995, respectively. The increase in non-performing assets to $14.3 million as of September 30, 1997 from $7.8 million as of September 30, 1996 was due to increases in non-performing loans of $6.4 million which, as stated above, relates to the increase in total loans. Real estate owned declined from $1.5 million as of September 30, 1995 to $632,000 as of September 30, 1996, to $611,000 as of September 30, 1997. At September 30, 1997, $3.0 million, or 23.5%, of BankUnited's non-performing loans were secured by Southern California properties as compared to $2.8 million, or 43.4%, as of September 30, 1996, and $1.5 million, or 37.6% as of September 30, 1995.


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


     TAX CERTIFICATES. BankUnited's investment in tax certificates increased $9.2 million, or 22.9%, to $49.3 million at September 30, 1997 from $40.1 million at September 30, 1996 and $39.5 million at September 30, 1995. The increase was primarily the result of $42.3 million in certificate purchases during fiscal 1997 which exceeded $33.0 million in certificate redemptions and repayments.


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


     BankUnited's primary use of funds is to purchase or originate loans and to purchase mortgage-backed and investment securities. In fiscal 1997, 1996, and 1995, loans increased $1.1 billion, $193.0 million, and $40.1 million, respectively, and BankUnited purchased $78.6 million, $22.7 million, and $16.6 million, respectively, of mortgage-backed and investment securities. In addition, in 1995, BankUnited sold branches having $130.3 million of deposits. Funding for the above came primarily from increases in deposits of $689.8 million, $196.1 million and $92.6 million (exclusive of the branch sale) in 1997, 1996 and 1995, respectively, and increases in FHLB advances and other borrowings of $464.5 million in 1997, $52.7 million in 1996 and $83.6 million in 1995.


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


     The increase in interest expense of $41.3 million, or 119.4%, to $76.0 million for the year ended September 30, 1997 from $34.6 million for the year ended September 30, 1996 primarily reflects an increase in interest expense on interest-bearing deposits of $29.3 million, or 141.1%, from $20.8 million for the year ended September 30, 1996, to $50.1 million for the year ended September 30, 1997, an increase in interest expense on FHLB advances of $5 million from $13.8 million for the year ended September 30, 1996 to $18.7 million for the year ended September 30, 1997, and interest expense of $6.5 million on Trust Preferred Securities which were issued in fiscal 1997. This increase was due to an increase in average interest-bearing deposits of $557.8 million, or 137.2%, from $406.6 million for the year ended September 30, 1996 to $964.4 million for the year ended September 30, 1997. Approximately $250 million of this increase represents deposits acquired with Suncoast. The average rate paid on interest-bearing deposits increased 9 basis points from 5.11% for the year ended September 30, 1996 to 5.20% for the year ended September 30, 1997.


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
                                                             =======     =======     =======     ======


                                                                                         1996
                                                                   ------------------------------------------------
                                                                    FIRST       SECOND      THIRD       FOURTH
                                                                   QUARTER     QUARTER     QUARTER      QUARTER
                                                                   ---------   ---------   ---------   ------------
                                                                                (DOLLARS IN THOUSANDS)
Net interest income   ..........................................    $3,538       $3,758      $4,723     $  5,491
Provision (credit) for loan losses   ...........................      (300)          --          75          105
Non-interest income   ..........................................       158          129         198          164
Non-interest expense  ..........................................     2,528        2,764       3,006        5,738
                                                                    ------      -------     -------     --------
Income (loss) before taxes and preferred stock dividends  ......     1,468        1,123       1,840         (188)
Income taxes ...................................................       557          430         706          (36)
                                                                    ------      -------     -------     --------
Net income (loss) before preferred stock dividends  ............       911          693       1,134         (152)
Preferred stock dividends   ....................................       536          536         537          536
                                                                    ------      -------     -------     --------
Net income (loss) applicable to common stock  ..................    $  375       $  157      $  597     $   (688)
                                                                    ======      =======     =======     ========
Primary earnings (loss) per share ..............................    $ 0.16       $ 0.04      $ 0.10     $  (0.12)
                                                                    ======      =======     =======     ========
Fully diluted earnings (loss) per share ........................    $ 0.15       $ 0.04      $ 0.10     $  (0.12)
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

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                 FOR THE YEARS ENDED
                                                                                    SEPTEMBER 30:
                                                                        --------------------------------------
                                                                          1997         1996            1995
                                                                        ----------   --------------   --------
                                                                                (DOLLARS IN THOUSANDS,
                                                                              EXCEPT EARNINGS PER SHARE)
Interest income:
 Interest and fees on loans   .......................................   $ 94,655       $ 41,313        $30,171
 Interest on mortgage-backed securities   ...........................      7,035         4,250           4,093
 Interest on short-term investments .................................      1,613         2,359           1,491
 Interest and dividends on long-term investments and other
   interest-earning assets ..........................................      5,471         4,210           3,664
                                                                        --------       --------        -------
  Total interest income .............................................    108,774        52,132          39,419
                                                                        --------       --------        -------
Interest expense:
 Interest on deposits   .............................................     50,136        20,791          17,849
 Interest on borrowings .............................................     19,351        13,831           8,456
 Preferred dividends of Trust Subsidiary  ...........................      6,473            --              --
                                                                        --------       --------        -------
  Total interest expense   ..........................................     75,960        34,622          26,305
                                                                        --------       --------        -------
 Net interest income before provision (credit) for loan
   losses   .........................................................     32,814        17,510          13,114
Provision (credit) for loan losses  .................................      1,295          (120)          1,221
                                                                        --------       --------        -------
 Net interest income after provision (credit) for loan losses  ......     31,519        17,630          11,893
                                                                        --------       --------        -------
Non-interest income:
 Service fees  ......................................................      2,993           597             423
 Gain on sale of loans and mortgage-backed securities ...............        819             5             239
 Gain (loss) on sale of other assets   ..............................          1              (6)        9,569
 Other   ............................................................        247            53               6
                                                                        --------       ---------       -------
  Total non-interest income   .......................................      4,060           649          10,237
                                                                        --------       ---------       -------
Non-interest expenses:
 Employee compensation and benefits .................................      8,880         4,275           3,997
 Occupancy and equipment   ..........................................      3,568         1,801           1,727
 Insurance  .........................................................        948         3,610           1,027
 Professional fees--legal and accounting  ...........................      1,605           929           1,269
 Data processing  ...................................................        992           340             356
 Loan servicing expense .............................................      1,796           979             765
 Real estate owned operations .......................................        301            73             559
 Other operating expenses  ..........................................      4,857         2,029           2,449
                                                                        --------       ---------       -------
  Total non-interest expenses .......................................     22,947        14,036          12,149
                                                                        --------       ---------       -------
  Income before income taxes and preferred stock
     dividends ......................................................     12,632         4,243           9,981
Income taxes   ......................................................      5,033         1,657           3,741
                                                                        --------       ---------       -------
  Net Income before preferred stock dividends   .....................      7,599         2,586           6,240
Preferred stock dividends of the Company  ...........................      2,890         2,145           2,210
                                                                        --------       ---------       -------
  Net income after preferred stock dividends ........................   $  4,709       $   441         $ 4,030
                                                                        ========       =========       =======
Primary earnings per share ..........................................   $   0.54       $  0.10         $  1.77
                                                                        ========       =========       =======
Fully diluted earnings per share ....................................   $   0.54       $  0.10         $  1.26
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


                                                1997       1996
                                               --------   -------

   As Reported   ...........................    $7,599    $2,586
    Pro forma ..............................     6,218     2,349
   Primary earnings per common share:
    As reported  ...........................    $  .54    $  .10
    Pro forma ..............................    $  .39    $  .04
   Fully diluted earnings per common share:
    As reported  ...........................    $  .54    $  .10
    Pro forma ..............................    $  .38    $  .04


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
   Liabilities  ...................................................   $     96      $   475
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


   None.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.


     The information contained under the caption "Election of Directors" appearing in the Company's definitive proxy statement relating to the Company's 1998 Annual Meeting of Stockholders, which definitive proxy statement was filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year covered by this report on Form 10-K/A (hereinafter referred to as the "Annual Meeting Proxy Statement"), is incorporated herein by reference. Information concerning the executive officers of the Company is included in Part I of this Report on Form 10-K/A.



ITEM 11.  EXECUTIVE COMPENSATION.


     The information contained under the caption "Executive Compensation" appearing in the Annual Meeting Proxy Statement is incorporated herein by reference.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


     The information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" appearing in the Annual Meeting Proxy Statement is incorporated herein by reference.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


     The information contained under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" appearing in the Annual Meeting Proxy Statement is incorporated herein by reference.


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


           3.1 Articles of Incorporation of BankUnited (Exhibit 3.1 to BankUnited's Form 10-K report for the year ended September 30, 1997).


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


           3.4 Statement of Designation of Noncumulative Convertible Preferred Stock, Series B of BankUnited (included as appendix to Exhibit 3.1).


           3.5 Statement of Designation of 8% Noncumulative Convertible Preferred Stock, Series 1993 of BankUnited (included as an appendix to
        Exhibit 3.1).


           3.6 Statement of Designation of 9% Noncumulative Perpetual Preferred Stock of BankUnited (included as an appendix to Exhibit 3.1).


           3.7 Statement of Designation of 8% Noncumulative Convertible Preferred Stock, Series 1996 of BankUnited (included as appendix to
        Exhibit 3.1).


           3.8 Form of Letter Agreement between BankUnited and the holders of shares of BankUnited's Noncumulative Convertible Preferred Stock, Series B (Exhibit 3.8 to BankUnited's Form 10-K report for the year ended September 30, 1997).


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


           11.1 Statement regarding calculation of earnings per common share (Exhibit 11.1 to BankUnited's Form 10-K report for the year ended September 30, 1997).

           12.1 Statement regarding calculation of earnings to combined fixed charges and preferred stock dividends (Exhibit 12.1 to BankUnited's Form 10-K report for the year ended September 30, 1997).


           21.1 Subsidiaries of the Registrant (Exhibit 21.1 to BankUnited's Form S-4 Registration Statement, File No. 333-39921, as filed with the Securities and Exchange Commission on November 10, 1997).

           23.1 Consent of Price Waterhouse LLP.


           24.1 Power of attorney (set forth on the signature page in Part IV of BankUnited's Report on Form 10-K for the year ended September 30,
        1997).

           27.1 Financial Data Schedule (Exhibit 27.1 to BankUnited's Form 10-K report for the year ended September 30, 1997).

----------------
 * Exhibits followed by a parenthetical reference are incorporated herein by reference from the documents described therein.
**  Exhibits 10.1--10.5 are compensatory plans or arrangements.


(B) REPORTS ON FORM 8-K.


     During the quarter ended September 30, 1997, the Company filed with the Securities and Exchange Commission, (i) a Current Report on Form 8-K dated September 12, 1997, which reported that the Company had called its 8% Noncumulative Convertible Preferred Stock, Series 1996, for redemption, and
(ii) a Current Report on Form 8-K dated September 23, 1997 announcing that the Company had agreed to acquire Consumers Bancorp, Inc., the parent company of Consumers Savings Bank.


SUPPLEMENTAL INFORMATION



     Copies of the Company's annual report to security holders and proxy materials have previously been provided to the Commission.

                                  SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 1998.



                                        BANKUNITED FINANCIAL CORPORATION




                                        By: /s/ Alfred R. Camner
                                            -----------------------------------
                                            Alfred R. Camner
                                            Chairman of the Board, President
                                            and
                                            Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 27, 1998 on behalf of the Registrant by the following persons and in the capacities indicated.



*                              Chairman of the Board, Chief Executive
----------------------------   Officer, President and Director
Alfred R. Camner               (Principal Executive Officer)

*                              Executive Vice President, Treasurer and
----------------------------   Director
Earline G. Ford

*                              Executive Vice President and Director
----------------------------
James A. Dougherty

*                              Executive Vice President and Chief Financial
----------------------------   Officer (Principal Financial Officer and
Samuel A. Milne                Principal Accounting Officer)

*                              Director
----------------------------
Marc D. Jacobson

*                              Director
----------------------------
Allen M. Bernkrant

*                              Director
----------------------------
Lawrence H. Blum

*                              Director
----------------------------
Patricia L. Frost

---------------------------  Director
Anne W. Solloway


*                            Director
---------------------------
Neil Messinger

*                            Director
---------------------------
Bruce Friesner

*                            Director and Corporate Secretary
---------------------------

Marc Lipsitz

*By: /s/ Alfred R. Camner
     ----------------------
     as Attorney-in-Fact

                       BANKUNITED FINANCIAL CORPORATION

                          ANNUAL REPORT ON FORM 10-K
                    FOR THE YEAR ENDED SEPTEMBER 30, 1997

                              INDEX TO EXHIBITS*

  EXHIBIT NO.
----------------

      23.1       Consent of Price Waterhouse LLP