Form 10-Q/A
period 1997-12-31
BANKUNITED FINANCIAL CORP
filed 1998-02-27
CIK 894490

FORM 10-Q/A


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares outstanding of the registrant's common stock at the close of business on February 24, 1998 was 15,072,314 shares of Class A Common Stock, $.01 par value, and 286,499 shares of Class B Common Stock, $.01 par value.

This Form 10-Q/A contains 19 pages. The Index to Exhibits appears on page 17.

                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES


           Form 10-Q/A Report for the Quarter Ended December 31, 1997


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
                                                                ========    ========

SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                 BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           THREE MONTHS ENDED DECEMBER 31,
                                                                           -------------------------------
                                                                                    (Unaudited)
                                                                                1997            1996
                                                                             ---------       ---------
                                                                               (Dollars in thousands)


CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                                  $   1,975       $   1,599
 Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
   Provision for loan losses                                                       650             250
   Provision for losses on tax certificates                                         16              18
   Depreciation and amortization                                                   328             313
   Amortization of discounts and premiums on investments                            (2)              8
   Amortization of discounts and premiums on mortgage-backed securities           (633)             30
   Amortization of discounts and premiums on loans                              (1,162)            (23)
   Amortization of loan servicing assets                                           285             163
   Amortization of goodwill                                                        208             113
Loans originated for sale                                                      (12,037)         (5,193)
Increase in accrued interest receivable                                         (6,481)         (1,097)
Increase (decrease) in interest payable on deposits and FHLB advances            1,926            (845)
Increase (decrease) in accrued expenses                                            (60)          2,347
Increase (decrease) in accrued taxes                                             2,687            (937)
Increase (decrease) in deferred taxes                                             (249)             17
Decrease in other liabilities                                                   (1,005)        (27,320)
(Increase) decrease in prepaid expenses and other assets                        (3,004)          1,763
Proceeds from sale of loans                                                     28,574           3,657
Recovery on loans                                                                    5              11
(Gain) loss on sales of loans                                                     (692)             11
Gain on sale of mortgage-backed securities                                        (423)           --
(Gain) loss on sales of real estate owned                                          (54)             23
                                                                             ---------       ---------
    Net cash provided by (used in) operating activities                         10,852         (25,092)
                                                                             ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans                                                         (921,700)        (58,864)
Proceeds from sale of real estate owned                                            313             488
Purchase of other earning assets                                               (34,250)         (2,650)
Proceeds from repayments of mortgage-backed securities                           8,747           3,136
Proceeds from repayments of other earning assets                                 4,751           3,000
Proceeds from repayments of investment securities                                2,000            --
Proceeds from sale of mortgage securities                                       17,021            --
Purchases of premises and equipment                                             (1,639)           (338)
Net decrease in tax certificates                                                 9,231           6,281
Purchase of Suncoast's cash equivalents                                           --            32,803
                                                                             ---------       ---------
    Net cash (used in) investing activities                                   (915,526)        (16,144)
                                                                             ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits                                                       248,210          48,323
Net increase (decrease) in other borrowings                                    589,982             (16)
Net proceeds from issuance of preferred stock                                     --                 9
Net proceeds from issuance of common stock                                      44,641              14
Net proceeds from issuance of trust preferred securities                          --            48,350
Preferred Stock purchase                                                           (43)           --
Preferred Stock, Series 1996 called                                                (85)           --
Dividends paid on the Company's preferred stock                                   (332)           (672)
Decrease in advances from borrowers for taxes and insurance                     (4,254)         (4,490)
                                                                             ---------       ---------
   Net cash provided by financing activities                                   878,119          91,518
                                                                             ---------       ---------
Increase (decrease) in cash and cash equivalents                               (26,555)         50,282
Cash and cash equivalents at beginning of period                                89,984          34,136
                                                                             ---------       ---------
Cash and cash equivalents at end of period                                   $  63,429       $  84,418
                                                                             =========       =========
SUPPLEMENTAL DISCLOSURES:
Transfer from loans to real estate owned                                     $     428       $   1,160
                                                                             =========       =========



SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.      BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION


The accompanying unaudited consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles ("GAAP"). However, all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial statements of BankUnited Financial Corporation and its subsidiaries (the "Company") have been included. Operating results for the three month period ended December 31, 1997 are not necessarily indicative of the results which may be expected for the year ended September 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended September 30, 1997.


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


3.       ACQUISITIONS


On January 23, 1998, the Company acquired Consumers Bancorp, Inc., for approximately $11 million in a combination of cash and stock, and merged its wholly-owned subsidiary, Consumers Savings Bank, which had assets of $101.2 million and deposits of $84.2 million as of December 31, 1997, into the Bank.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis presents a review of the consolidated operating results and financial condition of the Company for the three month periods ended December 31, 1997 and 1996. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-K/A for the year ended September 30, 1997.

This Quarterly Report on form 10-Q/A
 contains forward looking statements.
Additional written or oral forward looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. Such forward looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements may include, but not be limited to, projections of income, borrowing costs, prepayment rates, and plans for future operations or acquisitions, as well as assumptions relating to the foregoing. The words "believe," "expect," "anticipate," "estimate," "project," "intend," and similar expressions identify forward looking statements that are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward looking statements.

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


The Company's net loans receivable increased by $918 million, or 55.3%, to $2.6 billion at December 31, 1997, from $1.7 billion at September 30, 1997, primarily due to the purchase of $1.1 billion of residential loans. Of these loans purchased, $822 million, or 79.3%, were one year adjustable rate mortgages with an initial or "teaser" rate below the fully indexed rate. These loans were purchased primarily to leverage the additional capital ($43.9 million in net proceeds) obtained from the issuance of 3.68 million shares of Class A Common Stock during the quarter. (See "Capital" below).


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.


                      11.1  Calculation of Earnings Per Share.
                      27.1  Financial Data Schedule


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

                                         BANKUNITED FINANCIAL CORPORATION




Date:   February 27, 1998                By: /s/ SAMUEL A MILNE
                                             -------------------------
                                             Samuel A. Milne
                                             Executive Vice President
                                             and Chief Financial Officer

                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
               Form 10-Q/A for the Quarter Ended December 31, 1997


                                INDEX TO EXHIBITS

                                                                  SEQUENTIALLY
EXHIBIT NO.                                                       NUMBERED PAGE
-----------                                                       -------------


11.1        Calculation of Earnings Per Share    ..................     18


27.1        Financial Data schedule              ..................     19