Form 10-Q
period 1998-03-31
BANKUNITED FINANCIAL CORP
filed 1998-05-18
CIK 894490

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock at the close of business on May 13, 1998 was 16,263,908 shares of Class A Common Stock, $.01 par value, and 316,499 shares of Class B Common Stock, $.01 par value.

This Form 10-Q contains 30 pages.
The Index to Exhibits appears on page 29.

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

             Form 10-Q Report for the Quarter Ended March 31, 1998

                                     INDEX

                                                                      PAGE NO.
                                                                      --------

PART I - FINANCIAL INFORMATION

      Item 1.   FINANCIAL STATEMENTS

                Consolidated Statements of Financial Condition as of
                March 31, 1998 (unaudited) and September 30, 1997         3

                Consolidated Statements of Operations (unaudited)
                for the Three Months and Six Months Ended
                March 31, 1998 and March 31, 1997                         4

                Consolidated Statements of Cash Flows (unaudited)
                for the Six Months Ended March 31, 1998
                and March 31, 1997                                        6

                Condensed Notes to Consolidated Financial
                Statements (unaudited)                                    7

      Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                Financial Condition and Results of Operations            11

      Item 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK25

PART II - OTHER INFORMATION

      Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      26

      Item 6.   EXHIBITS AND REPORTS ON FORM 8-K                         26

                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (NOTE 1)

                                                                                       March 31,
                                                                                          1998       September  30,
                                                                                      (Unaudited)         1997
-------------------------------------------------------------------------------------------------------------------
                                                                                        (Dollars in thousands)
ASSETS
Cash                                                                                  $   13,265      $   10,571
Federal Home Loan Bank overnight deposits                                                105,867          79,413
Tax certificates (net of reserves of $535 at March 31, 1998 and
 $697 at September 30, 1997)                                                              31,374          49,283
Investments held to maturity (market value of approximately
 $14,526 at March  31, 1998 and $14,613 at September 30, 1997)                            14,479          14,494
Investments available for sale, at market                                                 27,011          10,166
Mortgage-backed securities, held to maturity (market
  value of approximately $338,148 at March 31, 1998
  and $11,292 at September 30, 1997) (Note 2)                                            340,064          11,352
Mortgage-backed securities available for sale, at market                                 135,227         108,919
Loans receivable, net                                                                  2,373,131       1,661,381
Mortgage loans held for sale (market value of approximately $153,022
 at March 31, 1998 and $105,980 at September 30, 1997)                                   152,304         104,342
Other interest earning assets                                                             48,328          33,599
Office properties and equipment, net                                                      10,621           7,371
Real estate owned, net                                                                     1,499             611
Accrued interest receivable                                                               24,635          16,261
Mortgage servicing rights                                                                  5,056           4,783
Goodwill                                                                                  19,361          14,278
Prepaid expenses and other assets                                                         23,746          18,582
                                                                                      ----------      ----------
       Total assets                                                                   $3,326,968      $2,145,406
                                                                                      ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits                                                                              $1,833,904      $1,195,892
Advances from Federal Home Loan Bank                                                     904,466         671,484
Securities sold under agreements to repurchase (Note 2)                                  175,000          30,000
Company obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely junior subordinated deferrable interest
  debentures of the Company (Note 3)                                                     218,500         116,000
Interest payable (primarily on deposits and advances from Federal Home
  Loan Bank)                                                                               6,650           3,844
Advance payments by borrowers for taxes and insurance                                     10,088          10,688
Accrued expenses and other liabilities                                                    24,057          17,853
                                                                                      ----------      ----------
       Total liabilities                                                               3,172,665       2,045,761
                                                                                      ----------      ----------
STOCKHOLDERS' EQUITY:
Preferred stock, Series B, 1993, 1996 and 9%, $0.01 par value. Authorized shares
  - 10,000,000; issued and outstanding shares - 901,697 at
  March  31,1998 and 2,175,296 at September 30, 1997 (Note 4)                                  9              22
Class A Common Stock, $.01 par value.  Authorized shares - 30,000,000;
  issued and outstanding shares - 15,181,691 at March  31, 1998 and
  9,257,098 at September 30, 1997 (Note 4)                                                   152              92
Class B Common Stock, $.01 par value.  Authorized shares - 3,000,000;
  issued and outstanding shares - 286,499 at March 31, 1998 and 275,685
  at September 30, 1997                                                                        3               3
 Additional paid-in capital                                                              137,748          86,679
 Retained earnings                                                                        15,742          11,988
 Net unrealized gains on securities available for sale,  net of tax                          649             861
                                                                                      ----------      ----------
       Total stockholders' equity                                                        154,303          99,645
                                                                                      ----------      ----------
       Total liabilities and stockholders' equity                                     $3,326,968      $2,145,406
                                                                                      ==========      ==========

SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 1)

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                ----------------------------
                                                                                          (Unaudited)
                                                                                       1998         1997
                                                                                     -------      -------
                                                                                   (In thousands, except
                                                                                     earnings per share)
Interest income:
  Interest and fees on loans                                                         $45,734      $21,062
  Interest on mortgage-backed securities (Note 2)                                      3,765        1,551
  Interest on short-term investments                                                   1,551          667
  Interest and dividends on long-term investments
    and other earning assets                                                           2,198          925
                                                                                     -------      -------
      Total interest income                                                           53,248       24,205
                                                                                     -------      -------
Interest expense:
  Interest on deposits                                                                22,617       11,887
  Interest on borrowings                                                              15,803        2,967
  Preferred dividends of Trust Subsidiary (Note 3)                                     3,468        1,349
                                                                                     -------      -------
      Total interest expense                                                          41,888       16,203
                                                                                     -------      -------

   Net interest income before provision for loan losses                               11,360        8,002
Provision for loan losses                                                                400          165
                                                                                     -------      -------

   Net interest income after provision for loan losses                                10,960        7,837
                                                                                     -------      -------
Non-interest income:
  Service fees, net                                                                      506          874
  Gain on sale of loans and mortgage-backed securities                                   424           12
  Other                                                                                   85          115
                                                                                     -------      -------
      Total non-interest income                                                        1,015        1,001
                                                                                     -------      -------
Non-interest expenses:
  Employee compensation and benefits                                                   2,694        2,521
  Occupancy and equipment                                                              1,207          729
  Insurance                                                                              283          110
  Professional fees - legal and accounting                                               569          320
  Other operating expenses                                                             3,417        2,072
                                                                                     -------      -------
      Total non-interest expenses                                                      8,170        5,752
                                                                                     -------      -------

       Income before income taxes and preferred stock dividends                        3,805        3,086
Income taxes                                                                           1,513        1,243
                                                                                     -------      -------

      Net income before preferred stock dividends                                      2,292        1,843
Preferred stock dividends of the Company                                                 182          777
                                                                                     -------      -------
      Net income after preferred stock dividends                                     $ 2,110      $ 1,066
                                                                                     =======      =======
Earnings Per Share (Note 7)
   Basic                                                                             $  0.14      $  0.13
                                                                                     =======      =======
   Diluted                                                                           $  0.13      $  0.12
                                                                                     =======      =======
Weighted average number of common shares
  assumed outstanding during the period:
   Basic                                                                              14,976        8,390
                                                                                     =======      =======
   Diluted                                                                            16,029        8,869
                                                                                     =======      =======

SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 1)

                                                                                 SIX MONTHS ENDED MARCH 31,
                                                                                 -------------------------
                                                                                         (Unaudited)
                                                                                      1998         1997
                                                                                     -------      -------
                                                                                   (In thousands, except
                                                                                     earnings per share)
Interest income:
  Interest and fees on loans                                                         $82,627      $37,678
  Interest on mortgage-backed securities (Note 2)                                      5,957        2,860
  Interest on short-term investments                                                   1,971        1,134
  Interest and dividends on long-term investments
    and other earning assets                                                           4,143        2,024
                                                                                     -------      -------
      Total interest income                                                           94,698       43,696
                                                                                     -------      -------
Interest expense:
  Interest on deposits                                                                40,200       20,769
  Interest on borrowings                                                              27,395        6,472
  Preferred dividends of Trust Subsidiary (Note 3)                                     6,376        1,377
                                                                                     -------      -------
      Total interest expense                                                          73,971       28,618
                                                                                     -------      -------

   Net interest income before provision for loan losses                               20,727       15,078
Provision for loan losses                                                              1,050          415
                                                                                     -------      -------

   Net interest income after provision for loan losses                                19,677       14,663
                                                                                     -------      -------
Non-interest income:
  Service fees, net                                                                      957        1,449
  Gain on sale of loans and mortgage-backed securities                                 1,539            2
  Other                                                                                  163          150
                                                                                     -------      -------
      Total non-interest income                                                        2,659        1,601
                                                                                     -------      -------
Non-interest expenses:
  Employee compensation and benefits                                                   5,174        4,436
  Occupancy and equipment                                                              2,094        1,615
  Insurance                                                                              538          471
  Professional fees - legal and accounting                                             1,191          542
  Other operating expenses                                                             6,198        3,493
                                                                                     -------      -------
      Total non-interest expenses                                                     15,195       10,557
                                                                                     -------      -------

      Income before income taxes and preferred stock dividends                         7,141        5,707
Income taxes                                                                           2,874        2,265
                                                                                     -------      -------

      Net income before preferred stock dividends                                      4,267        3,442
Preferred stock dividends of the Company                                                 514        1,449
                                                                                     -------      -------
      Net income after preferred stock dividends                                     $ 3,753      $ 1,993
                                                                                     =======      =======
Earnings Per Share (Note 7)
   Basic                                                                             $  0.27      $  0.26
                                                                                     =======      =======
   Diluted                                                                           $  0.26      $  0.25
                                                                                     =======      =======
Weighted average number of common shares
  assumed outstanding during the period:
   Basic                                                                              13,963        7,598
                                                                                     =======      =======
   Diluted                                                                            15,470        8,414
                                                                                     =======      =======

SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 1)

                                                                               SIX MONTHS ENDED MARCH 31,
                                                                             -----------------------------
                                                                                       (Unaudited)
                                                                                 1998             1997
                                                                             -----------       -----------
                                                                                 (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                                  $     4,267       $     3,442
 Adjustments to reconcile net income to net cash (used in)
   operating activities:
   Provision for loan losses                                                       1,050               415
   Provision for losses on tax certificates                                         (162)               45
   Depreciation and amortization                                                     693               546
   Amortization of discounts and premiums on investments                              15                14
   Amortization of discounts and premiums on mortgage-backed securities             (425)               95
   Amortization of discounts and premiums on loans                                 2,101               (46)
   Amortization of loan servicing assets                                             668               561
   Amortization of goodwill                                                          446               184
Loans originated for sale                                                        (89,660)           (5,193)
Increase in accrued interest receivable                                           (8,374)           (2,224)
Increase (decrease) in interest payable on deposits and FHLB advances              2,806            (1,345)
Increase (decrease) in accrued expenses                                           (1,645)            1,662
Increase in accrued taxes                                                          4,270               231
Decrease in deferred taxes                                                        (2,534)             (632)
Decrease in other liabilities                                                       (547)          (23,033)
(Increase) decrease in prepaid expenses and other assets                          (5,511)            1,843
Proceeds from sale of loans                                                       49,069             5,971
Recovery on loans                                                                      8                19
(Gain) loss on sales of loans                                                     (1,116)               11
Gain on sale of mortgage-backed securities                                          (423)             --
Loss on sales of real estate owned                                                    10               373
                                                                             -----------       -----------
    Net cash (used in) operating activities                                      (44,994)          (17,061)
                                                                             -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans                                                         (1,002,815)         (220,838)
Proceeds from sale of real estate owned                                              492             1,252
Purchase of investment securities                                                (13,041)           (5,844)
Purchase of mortgage securities                                                  (40,491)          (33,768)
Purchase of other earning assets                                                 (34,330)           (4,947)
Proceeds from repayments of mortgage-backed securities                            42,178             7,861
Proceeds from repayments of other earning assets                                  20,274             9,176
Proceeds from repayments of investment securities                                  2,000               651
Proceeds from sale of mortgage securities                                         16,646              --
Purchases of premises and equipment                                               (3,731)             (725)
Net decrease in tax certificates                                                  18,070            13,245
Purchase of Consumers, net of acquired cash equivalents                           13,995              --
Purchase of Suncoast's cash equivalents                                             --              32,803
                                                                             -----------       -----------
    Net cash (used in) investing activities                                     (980,753)         (201,134)
                                                                             -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits                                                         542,773           181,632
Net increase (decrease) in other borrowings                                      369,948           (37,016)
Net proceeds from issuance of preferred stock                                       --                   3
Net proceeds from issuance of common stock (Note 4)                               44,830               771
Net proceeds from issuance of trust preferred securities (Note 3)                 98,900            67,426
Preferred Stock purchase                                                             (43)             --
Preferred Stock, Series 1996 called                                                  (85)             --
Preferred Stock, Series 1993 called                                                 (314)             --
Dividends paid on the Company's preferred stock                                     (514)           (1,449)
Decrease in advances from borrowers for taxes and insurance                         (600)             (730)
                                                                             -----------       -----------
   Net cash provided by financing activities                                   1,054,895           210,637
                                                                             -----------       -----------
Increase (decrease) in cash and cash equivalents                                  29,148            (7,558)
Cash and cash equivalents at beginning of period                                  89,984            34,136
                                                                             -----------       -----------
Cash and cash equivalents at end of period                                   $   119,132       $    26,578
                                                                             ===========       ===========
SUPPLEMENTAL DISCLOSURES:
Transfer from loans to real estate owned                                     $     1,390       $     1,633
                                                                             ===========       ===========
Interest paid on deposits and borrowings                                     $    67,321       $    27,261
                                                                             ===========       ===========
Income taxes paid                                                            $     1,764       $      --
                                                                             ===========       ===========

SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.      BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles ("GAAP"). However, all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial statements of BankUnited Financial Corporation and its subsidiaries (the "Company") have been included. Operating results for the three month and six month period ended March 31, 1998 are not necessarily indicative of the results which may be expected for the year ended September 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended September 30, 1997.

2.      MORTGAGE-BACKED SECURITIES, HELD TO MATURITY

During March 1998, the Company securitized certain portfolio residential mortgage loans forming a publicly registered mortgage-backed security with an initial principal balance of approximately $350 million. The resulting security is classified as held-to-maturity and will be utilized primarily to serve as collateral in certain collateralized borrowing arrangements. The securitization transaction was accounted for as a transfer between loans and mortgage-backed securities.

3. COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES OF THE COMPANY.

On March 11, 1998 BankUnited Capital III, a special purpose wholly owned financial subsidiary of the Company, issued $102.5 million of 9% Trust Preferred Securities and $4.1 million of common securities, which common securities are also wholly owned by the Company. BankUnited Capital III simultaneously purchased an additional $106.6 million of 9% Junior Subordinated Deferrable Interest Debentures Series A issued by BankUnited Financial Corporation.

These securities mature March 31, 2028 and pay a preferential cumulative cash distribution at an annual rate of 9%. The Company and BankUnited Capital III have the right to defer payment of interest for up to 5 years. The Company has guaranteed all of the obligations of the Trust Preferred Securities subject to certain limitations.

4.      CAPITAL

In January 1998, the Company called the outstanding 743,870 shares of its 8% Noncumulative Convertible Preferred Stock, Series 1993 (the "Series 1993 Preferred Stock") effective February 20, 1998 at $10.00 per share. Holders of shares of the Series 1993 Preferred Stock had the right to convert them into shares of the Company's Class A Common Stock at a ratio of one for one. Holders of 712,464 shares of Series

1993 Preferred Stock exercised their conversion right, which resulted in the issuance of 712,464 additional shares of Class A Common Stock, and 31,406 shares of Series 1993 Preferred Stock were redeemed.

The Office of Thrift Supervision ("OTS") requires that BankUnited, FSB (the "Bank"), a wholly owned subsidiary, meet minimum regulatory, core and risk-based capital requirements. Currently, the Bank exceeds all regulatory capital requirements. The Bank's required, actual and excess regulatory capital levels as of March 31, 1998 were as follows:

                                  REQUIRED                          ACTUAL                          EXCESS
                           ----------------------          ----------------------           ----------------------
                                           % OF                             % OF                             % OF
                             AMOUNT        ASSETS             AMOUNT       ASSETS             AMOUNT        ASSETS
                           ----------      ------          -----------     ------           ---------       ------
                                                            (Dollars in Thousands)
Core Capital               $  129,917       4.0%           $   293,067       9.0%           $ 163,150         5.0%
Risk-Based Capital         $  125,943       8.0%           $   297,980      18.9%           $ 172,037        10.9%

During April 1998, the Company issued in a publicly underwritten offering and a direct offering to certain directors and principal shareholders 1,081,500 shares of Class A Common Stock, 30,000 shares of Class B Common Stock and 25,000 shares of Noncumulative Convertible Preferred Stock, Series B, for net proceeds of $15.3 million. The net proceeds, together with the net proceeds from the issuance of Trust Preferred Securities (see Footnote 3 to the Consolidated Financial Statements), provide the Company and the Bank additional capital to support future growth.

5.       ACQUISITIONS

On January 23, 1998, the Company acquired Consumers Bancorp, Inc. ("Consumers"), for approximately $11 million in a combination of cash and stock, and merged its wholly-owned subsidiary, Consumers Savings Bank, which had assets of $104.4 million and deposits of $88.3 million as of January 23, 1998, into the Bank. This acquisition was accounted for under the purchase method and resulted in goodwill of approximately $5.0 million.

On December 30, 1997, the Company entered into a definitive agreement to acquire Central Bank, for an estimated 1,516,500 shares of the Company's Class A Common Stock, and to merge Central into the Bank. The number of shares of Class A Common Stock issuable in the acquisition is subject to adjustment based upon the fair market value of the Class A Common Stock prior to the effective time of the acquisition and merger. Central Bank is a state chartered commercial bank which had assets of $95.5 million and deposits of $72.1 million as of March 31, 1998. Central Bank operates 4 branch offices in Miami-Dade County, Florida.

On November 15, 1996, the Company acquired Suncoast Savings and Loan Association, FSB ("Suncoast"). The balance sheet and results of operations of Suncoast have been included with those of the Company as of and subsequent to that date.

6.       NEW ACCOUNTING PRONOUNCEMENTS

In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and in December 1996, the FASB issued a related Statement, SFAS

No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125" (collectively "SFAS No. 125"). SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on a financial components approach that focuses on control. Portions of SFAS No. 125 were effective for transactions entered into after December 31, 1996 with the remaining portions effective for transactions entered into after December 31, 1997. The impact of adopting SFAS No. 125 has not been nor is it currently expected to be material to the Company's financial position or the results of operations.

The Company has adopted SFAS No. 128 "Earnings per Share" and as required, restated all earnings per share to report "Basic" and "Diluted" earnings per share.

In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" ("SFAS No. 130"), which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources; and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations, or cash flows, and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

7.       EARNINGS PER SHARE

                                                             FOR THE THREE MONTHS ENDED
                                                                    MARCH 31, 1998
                                                  -----------------------------------------------
                                                    INCOME              SHARES          PER SHARE
                                                  (NUMERATOR)       (DENOMINATOR)         AMOUNT
                                                  -----------       -------------       ---------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income before preferred stock
   dividends                                       $ 2,292
Less: Preferred stock dividends                       (182)
                                                   -------
Basic EPS:
Income available to common
   stockholders                                      2,110              14,976            $0.14
                                                                                          =====
Effect of Dilutive Securities:
Warrants and options                                   747
Convertible preferred stock                             25                 306
                                                   -------             -------
Diluted EPS:
Income available to common
   stockholders and assumed conversions            $ 2,135              16,029            $0.13
                                                   =======             =======            =====

                                                             FOR THE THREE MONTHS ENDED
                                                                  MARCH 31, 1997
                                                  ----------------------------------------------
                                                    INCOME              SHARES         PER SHARE
                                                  (NUMERATOR)       (DENOMINATOR)       AMOUNT
                                                  -----------       -------------      ---------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income before preferred stock
   dividends                                       $ 1,843
Less: Preferred stock dividends                       (777)
                                                   -------
Basic EPS:
Income available to common
   stockholders                                      1,066               8,389            $0.13
                                                                                          =====
Effect of Dilutive Securities:
Warrants and options                                   480
Convertible preferred stock                           --                     - (*)
                                                   -------             -------
Diluted EPS:
Income available to common
   stockholders and assumed conversions            $ 1,066               8,869            $0.12
                                                   =======             =======            =====

                                                             FOR THE SIX MONTHS ENDED
                                                                  MARCH 31, 1997
                                                  ----------------------------------------------
                                                    INCOME              SHARES         PER SHARE
                                                  (NUMERATOR)       (DENOMINATOR)       AMOUNT
                                                  -----------       -------------      ---------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income before preferred stock
   dividends                                       $ 4,267
Less: Preferred stock dividends                       (514)
                                                   -------
Basic EPS:
Income available to common
   stockholders                                      3,753              13,963            $0.27
                                                                                          =====
Effect of Dilutive Securities:
Warrants and options                                   735
Convertible preferred stock                            200                 772
                                                   -------             -------
Diluted EPS:
Income available to common
   stockholders and assumed conversions            $ 3,953              15,470            $0.26
                                                   =======             =======            =====

                                                                       FOR THE SIX MONTHS ENDED
                                                                            MARCH 31, 1997
                                                        -------------------------------------------------------
                                                          INCOME                 SHARES               PER SHARE
                                                        (NUMERATOR)           (DENOMINATOR)            AMOUNT
                                                        -----------           -------------           ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income before preferred stock
   dividends ......................................     $   3,442
Less: Preferred stock dividends....................        (1,449
                                                        ---------
Basic EPS:
Income available to common
   stockholders....................................         1,993                  7,598                $ 0.26
                                                                                                        ======
Effect of Dilutive Securities:
Warrants and options...............................                                  402
Convertible preferred stock........................            84                    414(*)
                                                        ---------                  -----
Diluted EPS:
Income available to common
   stockholders and assumed conversions............     $   2,077                  8,414                $   0.25
                                                        =========                  =====                ========

-------------
(*) For the three months and six months ended March 31, 1997 there were 1,403,546 and 1,220,875 shares, respectively, of convertible preferred stock outstanding that were not included in the computation of diluted earnings per share because of their antidilutive effect.

8.       CONTINGENCIES AND OFF-BALANCE SHEET ACTIVITIES

The Company is a party to certain claims and litigation arising in the ordinary course of business. In the opinion of management, the resolution of such claims and litigation will not materially affect the Company's consolidated financial position or results of operations.

During April 1998, the Company entered into two interest rate cap contracts with a major Wall Street brokerage firm, in an aggregate nominal amount of $150 million, for the purpose of hedging a portion of the Company's interest rate risk for rising interest rates. One of the contracts expires after 18 months and the other after 24 months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents a review of the consolidated operating results and financial condition of the Company for the three and six month periods ended March 31, 1998 and 1997. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-K/A for the year ended September 30, 1997.

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

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM SEPTEMBER 30, 1997 TO MARCH 31, 1998.

ASSETS

Total assets increased by $1.2 billion, or 57.1%, from $2.1 billion at September 30, 1997, to $3.3 billion at March 31,1998, principally due to the purchase of $1.5 billion of residential mortgages as discussed more fully below and the acquisition of Consumers which had $104.4 million in assets.

The Company's short-term investments, primarily consisting of Federal Home Loan Bank ("FHLB") overnight deposits, increased by $26.5 million, or 33.4%, to $105.9 million at March 31, 1998, from $79.4 million at September 30, 1997.

Investments available for sale increased by $16.8 million or 164.7% from $10.2 million at September 30, 1997, to $27.0 million at March 31, 1998, due primarily to $6.0 million of investment securities acquired with the acquisition of Consumers and the purchase of approximately $13.0 million of trust preferred securities.

Mortgage-backed securities held-to-maturity increased by $328.7 million to $340.1 million at March 31, 1998 from $11.4 million at September 30, 1997 due to the securitization of $355.8 million mortgage loans and repayments of $27.2 million. (See footnote No. 2 to the Consolidated Financial Statements).

Mortgage-backed securities available-for-sale increased by $26.3 million or 24.2% from $108.9 million at September 30, 1997 to $135.2 million at March 31, 1998, due primarily to $17.2 million of mortgage-backed securities acquired with Consumers, the purchase of $40.2 million mortgage-backed securities and repayments of $31.1 million.

The Company's net loans receivable (including loans held for sale) increased by $759.7 million, or 43.0%, to $2.5 billion at March 31, 1998, from $1.8 billion at September 30, 1997, primarily due to the purchase of $1.5 billion of residential mortgage loans, loan originations of $158 million, the securitization of $355.8 million and repayments of $543 million. Of the loans purchased, $1.2 billion, or 82.4%, were one year adjustable rate mortgages with an initial or "teaser" rate below the fully indexed rate. These loans were purchased primarily to invest the proceeds received from deposits, borrowings and loan repayments, and to leverage the additional capital ($43.9 million in net proceeds) obtained from the issuance of 3.68 million shares of Class A Common Stock during the quarter ended December 31, 1997. (See "Capital" below).

During the six months ended March 31, 1998, the Company sold $47.9 million of loans and recorded a gain of $1.1 million on the sales.

Non-performing assets as of March 31, 1998 were $14.7 million which represents an increase of $376,000 or 2.6% from $14.3 million as of September 30, 1997. Non-performing assets as a percentage of total assets declined 23 basis points from 0.67% as of September 30, 1997 to 0.44% as of March 31, 1998 due to the increase in total assets.

The allowance for loan losses increased by $1.1 million from $3.7 million as of September 30, 1997 to $4.8 million as of March 31, 1998. The increase was attributable to additional provisions for loan losses resulting primarily from the growth of the loan portfolio and $362,000 in allowance for loan losses acquired with the Consumers acquisition.

The following table sets forth information concerning the Company's non-performing assets as of the dates indicated.

                                                    MARCH 31,     SEPTEMBER 30,
                                                       1998           1997
                                                    ---------     -------------
                                                      (DOLLARS IN THOUSANDS)

Non-accrual loans                                    $11,557         $10,866
Restructured loans                                       834           1,888
Loans past due 90 days and still accruing                 --              --
                                                     -------         -------
         Total non-performing loans                   12,351          12,754
Non-accrual tax certificates                             819             958
REO                                                    1,499             611
                                                     -------         -------
         Total non-performing assets                 $14,699         $14,323
                                                     =======         =======

Allowance for tax certificates losses                $   535         $   697
Allowance for loan losses                              4,844           3,693
                                                    --------         -------
         Total allowance                             $ 5,379         $ 4,390
                                                    ========         =======
Non-performing assets as a percentage of
   total assets                                        0.44%            0.67%
Non-performing loans as a percentage of
   total loans                                         0.49%            0.72%
Allowance for loan losses as a percentage of
   total loans                                         0.19%            0.21%
Allowance for loan losses as a percentage of
   non-performing loans                               39.22%           28.96%
Net charge-offs as a percentage of
   average total loans                                 0.01%            0.04%

LIABILITIES

Deposits increased by $638 million, or 53.4%, to $1.8 billion at March 31, 1998 from $1.2 billion at September 30, 1997. Management believes this increase is attributable to the Company's opening of additional branch offices, the offering of competitive interest rates and personalized service in a market area dominated by super-regional banks and to continued industry consolidation. Of this growth, $88.3 million was acquired with Consumers.

The Company has opened three de novo branch offices during the six months ended March 31, 1998, and during May 1998 opened a fourth de novo branch office. The Company has announced that it has signed leases for two additional de novo branch offices and has plans to open as many as six more during the next twelve months.

FHLB advances were $904.4 million at March 31, 1998, up $233 million from $671 million at September 30, 1997. This increase was used to fund, together with deposits and other sources, the loan purchases. (See "Discussion of Financial Condition Changes from September 30, 1997 to March 31, 1998 - Assets").

Securities sold under agreements to repurchase increased $145 million to $175 million at March 31, 1998 from $30 million at September 30, 1997. This increase resulted from the Company's strategy of securitizing residential mortgage loans and was used to fund loan purchases. See Footnote No. 2 to the Consolidated Financial Statements.

During the quarter ended March 31, 1998, BankUnited Capital III issued $102.5 million of Trust Preferred Securities. The net proceeds from the sale of the trust preferred securities were $98.9 million. A portion of the proceeds will be used to provide additional capital to the Bank and to enable the Bank to continue its asset growth. (See Footnote No. 3 to the Consolidated Financial Statements).

CAPITAL

The Company's total stockholders' equity was $154.3 million at March 31, 1998, an increase of $54.7 million, or 54.9%, from $99.6 million at September 30, 1997. The increase is due primarily to the issuance of 3.68 million shares of Class A Common Stock during October 1997 pursuant to a public stock offering with net proceeds of $43.9 million. The Company also issued 501,360 shares of Class A Common Stock in connection with the Consumers acquisition during January 1998. The estimated value of the stock issued to acquire Consumers was $6.3 million.

In January 1998, the Company called the outstanding 743,870 shares of its Series 1993 Preferred Stock effective February 20, 1998 at $10.00 per share. Holders of shares of the Series 1993 Preferred Stock had the right to convert them into shares of the Company's Class A Common Stock at a ratio of one for one. Holders of 712,464 shares of Series 1993 Preferred Stock exercised their conversion right, which resulted in the issuance of 712,464 additional shares of Class A Common Stock, and 31,406 shares of Series 1993 Preferred Stock were redeemed. (See Footnote No. 4 to the Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

OTS regulations require that savings institutions, such as the Bank, maintain specified levels of liquid investments in cash, United States government securities and other qualifying investments. Regulations currently in effect require the Bank to maintain liquid assets, as defined, of not less than 4.0% of its net withdrawal deposit accounts plus short term borrowings. As of March 31, 1998 the Bank had liquid assets of 7.23 %, which was in compliance with this requirement.

The Company may continue securitizing residential mortgage loans in its portfolio. The securitization will give the Bank the capability of borrowing, on a secured basis, additional funds which may be used to fund additional loan purchases or repay a portion of other borrowings, including FHLB advances.

The Company periodically has discussions with and reviews financial information on other financial institutions which may lead to the acquisition of all or part of that financial institution by the Company.

YEAR 2000

Data processing for the Company's major applications is performed by two third party service bureaus. Both have indicated that their systems will be year 2000 compliant. Consequently, management does not anticipate that the year 2000 problem will be material to the Company's operations or financial condition.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997.

NET INCOME AFTER PREFERRED STOCK DIVIDENDS

The Company had net income after preferred stock dividends of $2.11 million for the three months ended March 31, 1998, compared to net income after preferred stock dividends of $1.07 million for the three months ended March 31, 1997. All major categories of income and expense increased significantly in the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 and reflect the significant growth the Company has experienced in the last year. Below is a more detailed discussion of each major category of income and expenses.

NET INTEREST INCOME

Net interest income before provision for loan losses increased by $3.34 million, or 42%, to $11.36 million for the three months ended March 31, 1998 from $8.02 million for the three months ended March 31, 1997. This increase is attributable to an increase in average earning assets of $1.78 billion, or 141%, to $3.04 billion for the three months ended March 31, 1998 from $1.26 billion for the three months ended March 31, 1997. The increase in average earning assets is due primarily to loan purchases. The decline in the interest rate spread of 103 basis points from 2.29% for the three months ended March 31, 1997 to 1.26% for the three months ended March 31, 1998 is due to a decline in the yield on interest earning assets of 70 basis points and an increase in the rate paid on interest bearing liabilities of 33 basis points, each for the reasons discussed below.

The increase in interest income of $29.0 million, or 120%, to $53.25 million for the three months ended March 31, 1998 from $24.21 million for the three months ended March 31, 1997, reflects increases in interest and fees on loans of $24.67 million.

This increase in interest and fees on loans is due to an increase in average loans outstanding of $1.55 billion, or 146% to $2.61 billion for the three months ended March 31, 1998 from $1.06 billion for the three months ended March 31, 1997 which resulted primarily from purchases of residential mortgage loans in the secondary mortgage market. The results of operations for the three months ended March 31, 1998 reflect premium amortization net of discount of $772,000 compared to $42,000 for the three months ended March 31, 1997. As a result of this premium amortization and because many of the loans purchased are adjustable-rate mortgages in the "teaser" period, the yield on loans declined from 7.94% for the three months ended March 31, 1997 to 7.01% for the three months ended March 31, 1998. This 93 basis point drop in the yield earned on loans was a significant factor in the decline of the yield on all interest earning assets by 70 basis points from 7.71% to 7.01%.

The increase in interest expense of $25.69 million, or 159%, to $41.89 million for the three months ended March 31, 1998 from $16.20 million for the three months ended March 31, 1997 primarily reflects an increase in interest expense on interest bearing deposits of $10.73 million, or 90%, from $11.89 million for the three months ended March 31, 1997, to $22.62 million for the three months ended March 31, 1998, an increase in interest expense on FHLB advances and other borrowings of $12.83 million from $2.97 million for the three months ended March 31, 1997 to $15.80 million for the three months ended

March 31, 1998, and an increase in Preferred Dividends of Trust Subsidiaries of $2.12 million to $3.47 million for the three months ended March 31, 1998 from $1.35 million for the three months ended March 31, 1997. The increase in each of these categories reflects significant increases in the average balance for each category during the period. Of the $746 million growth in average interest bearing deposits, $664 million, or 89% was in certificates of deposits. Because the growth in interest bearing liabilities was concentrated in the higher costing categories of certificates of deposits, FHLB advances and other borrowings, and Preferred Dividends of the Trust Subsidiaries, the rate paid on interest bearing liabilities increased 33 basis points from 5.42% for the three months ended March 31, 1997 to 5.75% for the three months ended March 31, 1998.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the three months ended March 31, 1998 was $400,000 as compared to $165,000 for the three months ended March 31, 1997. This increase is related to the large loan growth in the three months ended March 31, 1998. (See "Discussion of Financial Condition Changes from September 30, 1997 to March 31, 1998 - Assets").

The provision for loan losses represents management's estimate of the charge to operations after reviewing the nature, volume, delinquency status, and inherent risk in the loan portfolio in relation to the allowance for loan losses.

NON-INTEREST INCOME

Non-interest income for the three months ended March 31, 1998 was $1.01 million compared with $1.00 million for the three months ended March 31, 1997. The gain on sale of loans and mortgage-backed securities of $424,000 for the three months ended March 31, 1998 increased by $412,000 compared to a gain of $12,000 for the three months ended March 31, 1997. Service fee income decreased by $368,000 primarily due to the acceleration of amortization of mortgage servicing rights.

NON-INTEREST EXPENSES

Operating expenses increased $2.40 million, or 42%, to $8.17 million for the three months ended March 31, 1998 compared to $5.77 million for the three months ended March 31, 1997. The increase in expenses is attributable to the rapid growth and branch office expansion the Company has experienced.

INCOME TAXES

The income tax provision was $1.51 million for the three months ended March 31, 1998, compared to $1.24 million for the three months ended March 31, 1997. The increase in income taxes is the result of the Company's higher pre-tax earnings during the three months ended March 31, 1998, compared to the three months ended March 31, 1997.

PREFERRED STOCK DIVIDENDS

Preferred stock dividends for the three months ended March 31, 1998 were $182,000, a decrease of $395,000, as compared to $777,000 for the three months ended March 31, 1997. This decrease is the result of the conversion to Class A Common Stock of the Noncumulative Convertible Preferred Stock, Series C and C-II, the conversion to common stock and redemption of outstanding shares of the Series 1996 and Series 1993 Preferred Stock, a decrease in the dividend rate on the Series B Preferred Stock, as well as the redemption by the Company of 452,883 shares of the 9% Noncumulative Perpetual Preferred Stock.

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


                                                                THREE MONTHS ENDED MARCH 31,
                                        ---------------------------------------------------------------------------
                                                         1998                                  1997
                                        -------------------------------------   -----------------------------------
                                          AVERAGE                                AVERAGE
                                          BALANCE      INTEREST    YIELD/RATE    BALANCE      INTEREST   YIELD/RATE
                                        -----------    --------    ----------   ----------    --------   ----------
                                                                  (Dollars in thousands)
Interest-earning assets:
  Loans receivable, net                 $ 2,611,424    $ 45,734       7.01%     $1,061,931    $ 21,062      7.94%
  Mortgage-backed securities                190,552       3,765       7.90          93,024       1,551      6.67
  Short-term investments (1)                110,089       1,551       5.64          48,479         667      5.50
  Tax certificates                           35,455         608       6.86          29,990         541      7.22
  Long-term investments and
    FHLB stock, net                          90,497       1,590       7.10          22,525         384      6.94
                                        -----------    --------       ----      ----------    --------      ----
        Total interest-earning assets     3,038,017      53,248       7.01       1,255,949      24,205      7.71
                                        -----------    --------       ----      ----------    --------      ----
Interest-bearing liabilities:
  NOW/money market                          139,360       1,137       3.31          98,236         587      2.42
  Savings                                   183,207       2,130       4.72         142,819       1,595      4.53
  Certificates of deposit                 1,363,203      19,350       5.76         699,150       9,705      5.63
  Trust Preferred securities                139,917       3,468      10.05          51,778       1,349     10.57
  FHLB advances and other
    borrowings                            1,113,811      15,803       5.68         217,570       2,967      5.45
                                        -----------    --------       ----      ----------    --------      ----
        Total interest-bearing
            liabilities                   2,939,498      41,888       5.75       1,209,553      16,203      5.42
                                        -----------    --------       ----      ----------    --------      ----
Excess of interest-earning assets
   over interest-bearing liabilities    $    98,519                             $   46,396
                                        ===========                             ==========
Net interest income                                    $ 11,360                               $  8,002
                                                       ========                               ========
Interest rate spread                                                  1.26%                                 2.29%
                                                                      =====                                 =====
Net interest margin                                                   1.45%                                 2.49%
                                                                      =====                                 =====
Ratio of interest-earning assets to
 interest-bearing liabilities                103.35%                            103.84%
                                             =======                            =======

-------------
(1) Short-term investments include FHLB overnight deposits, securities purchased under agreements to resell, federal funds sold and certificates of deposit.

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

                                                              THREE MONTHS ENDED MARCH 31,
                                              --------------------------------------------------------------
                                                                    1998 VS. 1997
                                              --------------------------------------------------------------
                                                              INCREASE (DECREASE) DUE TO
                                              --------------------------------------------------------------
                                               CHANGES          CHANGES           CHANGES           TOTAL
                                                 IN               IN                 IN           INCREASE/
                                               VOLUME            RATE           RATE/VOLUME       (DECREASE)
                                              --------         ---------        -----------       ----------
                                                                (Dollars in thousands)
Interest income attributable to:
  Loans                                       $ 29,201         $  (1,623)         $ (2,906)         $ 24,672
  Mortgage-backed securities                     1,626               287               301             2,214
  Short-term investments (1)                       848                16                20               884
  Tax certificates                                  99               (27)               (5)               67
  Long-term investments and FHLB
     stock                                       1,180                 9                17             1,206
                                              --------         ---------          --------          --------
       Total interest-earning assets            32,954            (1,338)           (2,573)           29,043
                                              --------         ----------         ---------         --------
Interest expense attributable to:
    NOW/money market                               246               214                90               550
    Savings                                        451                65                19               535
    Certificates of deposit                      9,218               219               208             9,645
    Trust Preferred securities                   2,297               (66)             (112)            2,119
    FHLB advances and other
      borrowings                                12,184               109               543            12,836
                                              --------         ---------          --------          --------
       Total interest-bearing liabilities       24,396               541               748            25,685
                                              --------         ---------          --------          --------
Increase (decrease) in net interest income    $  8,558         $  (1,879)         $ (3,321)         $  3,358
                                              ========         ==========         =========         ========

-------------
(1) Short-term investments include FHLB overnight deposits, securities purchased under agreements to resell, federal funds sold and certificates of deposit.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED MARCH 31, 1998 AND
1997.

NET INCOME AFTER PREFERRED STOCK DIVIDENDS

The Company had net income after preferred stock dividends of $3.75 million for the six months ended March 31, 1998, compared to net income after preferred stock dividends of $1.99 million for the six months ended March 31, 1997. All major categories of income and expense increased significantly in the six months ended March 31, 1998 as compared to the six months ended March 31, 1997 and reflect the significant growth the Company has experienced in the last year. Below is a more detailed discussion of each major category of income and expenses.

NET INTEREST INCOME

Net interest income before provision for loan losses increased by $5.65 million, or 37%, to $20.73 million for the six months ended March 31, 1998 from $15.08 million for the six months ended March 31, 1997. This increase is attributable to an increase in average earning assets of $1.55 billion, or 137%, to $2.68 billion for the six months ended March 31, 1998 from $1.13 billion for the six months ended March 31, 1997, offset by a decline in the net interest spread of 110 basis points. The increase in average earning assets is due primarily to loan purchases. The decline in the interest rate spread of 110 basis points from 2.43% for the six months ended March 31, 1997 to 1.33% for the six months ended March 31, 1998 is due to a decline in the yield on interest earning assets of 68 basis points and an increase in the rate paid on interest bearing liabilities of 42 basis points, each for the reasons discussed below.

The increase in interest income of $51.00 million, or 117%, to $94.70 million for the six months ended March 31, 1998 from $43.70 million for the six months ended March 31, 1997, reflects increases in interest and fees on loans of $44.95 million.

This increase in interest and fees on loans is due to an increase in average loans outstanding of $1.39 billion, or 146% to $2.34 billion for the six months ended March 31, 1998 from $.95 billion for the six months ended March 31, 1997 which resulted primarily from purchases of residential mortgage loans in the secondary mortgage market. The results of operations for the six months ended March 31, 1998 reflect premium amortization net of discounts of $1.676 million compared to $49,000 for the six months ended March 31, 1997. As a result of this premium amortization and because many of the loans purchased are adjustable-rate mortgages in the "teaser" period, the yield on loans declined from 7.96% for the six months ended March 31, 1997 to 7.06% for the six months ended March 31, 1998. This 90 basis point drop in the yield earned on loans was a significant factor in the decline of the yield on all interest earning assets by 68 basis points from 7.75% to 7.07%.

The increase in interest expense of $45.35 million, or 159%, to $73.97 million for the six months ended March 31, 1998 from $28.62 million for the six months ended March 31, 1997 primarily reflects an increase in interest expense on interest bearing deposits of $19.43 million, or 94%, from $20.77 million for the six months ended March 31, 1997, to $40.20 million for the six months ended March 31, 1998, an increase in interest expense on FHLB advances and other borrowings of $20.92 million from $6.47 million for the six months ended March 31, 1997 to $27.40 million for the six months ended March 31, 1998, and an increase in Preferred Dividends of Trust Subsidiaries of $5.10 million to $6.38 million for the six months ended March 31, 1998 from $1.38 million for the six months ended March 31, 1997. The increase in each of these categories reflects significant increases in the average balance for each category during the period. Of the $672 million growth in average interest bearing deposits, $583 million, or 87% was in certificates of deposits. Because the growth in interest bearing liabilities was concentrated in the higher costing categories of certificates of deposits, FHLB advances and other borrowings, and Preferred Dividends of the Trust Subsidiaries, the rate paid on interest bearing liabilities increased 42 basis points from 5.32% for the six months ended March 31, 1997 to 5.74% for the six months ended March 31, 1998.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the six months ended March 31, 1998 was $1,050,000 as compared to $415,000 for the six months ended March 31, 1997. This increase is related to the strong loan growth in the six months ended March 31, 1998. (See "Discussion of Financial Condition Changes from September 30, 1997 to March 31, 1998 - Assets").

The provision for loan losses represents management's estimate of the charge to operations after reviewing the nature, volume, delinquency status, and inherent risk in the loan portfolio in relation to the allowance for loan losses.

NON-INTEREST INCOME

Non-interest income for the six months ended March 31, 1998 was $2.66 million compared with $1.60 million for the six months ended March 31, 1998, an increase of $1.06 million. This increase is primarily due to the gain on sale of loans and mortgage-backed securities of $1.54 million recorded in the six months ended March 31, 1998.

NON-INTEREST EXPENSES

Operating expenses increased $4.62 million, or 44%, to $15.20 million for the six months ended March 31, 1998 compared to $10.58 million for the six months ended March 31, 1997. The increase in expenses is attributable to the rapid growth and branch office expansion the Company has experienced.

INCOME TAXES

The income tax provision was $2.87 million for the six months ended March 31, 1998, compared to $2.27 million for the six months ended March 31, 1997. The increase in income taxes is the result of the Company's higher pre-tax earnings during the six months ended March 31, 1998, compared to the six months ended March 31, 1997.

PREFERRED STOCK DIVIDENDS

Preferred stock dividends for the six months ended March 31, 1998 were $514,000, a decrease of $935,000, as compared to $1,449,000 for the six months ended March 31, 1997. This decrease is the result of the conversion to Class A Common Stock of the Noncumulative Convertible Preferred Stock, Series C and C-II, the conversion to common stock and redemption of outstanding shares of the Series 1996 and Series 1993 Preferred Stock, a decrease in the dividend rate on the Series B Preferred Stock, as well as the redemption by the Company of 452,883 shares of the 9% Noncumulative Perpetual Preferred Stock.

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

                                                                 SIX MONTHS ENDED MARCH 31,
                                        ---------------------------------------------------------------------------
                                                         1998                                   1997
                                        ------------------------------------     ----------------------------------
                                          AVERAGE                                 AVERAGE
                                          BALANCE      INTEREST   YIELD/RATE      BALANCE     INTEREST   YIELD/RATE
                                        -----------    --------   ----------     ---------    ---------  ----------
                                                                    (Dollars in thousands)
Interest-earning assets:
  Loans receivable, net                 $ 2,338,659    $ 82,627      7.06%       $ 944,782    $  37,678     7.96%
  Mortgage-backed securities                151,810       5,957      7.85           85,784        2,860     6.67
  Short-term investments (1)                 68,787       1,971      5.67           40,664        1,134     5.52
  Tax certificates                           39,874       1,438      7.21           33,373        1,297     7.77
  Long-term investments and
    FHLB stock, net                          76,123       2,705      7.12           21,115          727     6.90
                                        -----------    --------      ----        ---------    ---------     ----
        Total interest-earning assets     2,675,253      94,698      7.07        1,125,718       43,696     7.75
                                        -----------    --------      ----        ---------    ---------     ----
Interest-bearing liabilities:
  NOW/money market                          122,685       1,885      3.08           85,531        1,000     2.34
  Savings                                   175,609       4,121      4.71          124,313        2,850     4.60
  Certificates of deposit                 1,191,728      34,194      5.75          608,482       16,919     5.58
  Trust Preferred securities                127,827       6,376     10.00           26,154        1,377    10.56
  FHLB advances and other
    borrowings                              951,334      27,395      5.70          231,698        6,472     5.53
                                        -----------    --------      ----        ---------    ---------     ----
        Total interest-bearing
            liabilities                   2,569,183      73,971      5.74        1,076,178       28,618     5.32
                                        -----------    --------      ----        ---------    ---------     ----
Excess of interest-earning assets
   over interest-bearing liabilities    $   106,070                              $  49,540
                                        ===========                              =========
Net interest income                                    $ 20,727                               $ 15,078
                                                       ========                               ========
Interest rate spread                                                 1.33%                                  2.43%
                                                                     =====                                  =====
Net interest margin                                                  1.55%                                  2.66%
                                                                     =====                                  =====
Ratio of interest-earning assets to
 interest-bearing liabilities                104.13%                             104.60%
                                             =======                             =======

-------------
(1) Short-term investments include FHLB overnight deposits, securities purchased under agreements to resell, federal funds sold and certificates of deposit.

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

                                                                SIX MONTHS ENDED MARCH 31,
                                              ---------------------------------------------------------------
                                                                     1998 VS. 1997
                                              ---------------------------------------------------------------
                                                               INCREASE (DECREASE) DUE TO
                                              ---------------------------------------------------------------
                                               CHANGES          CHANGES          CHANGES             TOTAL
                                                 IN               IN                IN             INCREASE/
                                               VOLUME             RATE          RATE/VOLUME        (DECREASE)
                                              --------         --------         -----------        ----------
                                                                (Dollars in thousands)
Interest income attributable to:
  Loans                                       $ 53,419         $ (3,014)          $ (5,456)         $ 44,949
  Mortgage-backed securities                     2,194              510                393             3,097
  Short-term investments (1)                       785               31                 21               837
  Tax certificates                                 252              (93)               (18)              141
  Long-term investments and FHLB
     stock                                       1,915               19                 44             1,978
                                              --------         --------           --------          --------
       Total interest-earning assets            58,565           (2,547)            (5,016)           51,002
                                              --------         ---------          ---------         --------
Interest expense attributable to:
    NOW/money market                               435              314                136               885
    Savings                                      1,176               67                 28             1,271
    Certificates of deposit                     16,217              540                518            17,275
    Trust Preferred securities                   5,353              (72)              (282)            4,999
    FHLB advances and other
      borrowings                                20,042              178                703            20,923
                                              --------         --------           --------          --------
       Total interest-bearing liabilities       43,223            1,027              1,103            45,353
                                              --------         --------           --------          --------
Increase (decrease) in net interest income    $ 15,342         $ (3,574)          $ (6,119)         $  5,649
                                              ========         =========          =========         ========

-------------
(1) Short-term investments include FHLB overnight deposits, securities purchased under agreements to resell, federal funds sold and certificates of deposit.

              SIGNIFICANT FACTORS AFFECTING THE COMPANY'S BUSINESS

         The future operating results of the Company may be affected by a number of factors, including the matters discussed below:

         POTENTIAL IMPACT OF CHANGES IN INTEREST RATES. The Company's profitability is dependent to a large extent on its net interest income, which is the difference between its income on interest-earning assets and its expense on interest-bearing liabilities. The Company is affected by changes in general interest rate levels and by other economic factors beyond its control.

         Interest rate risk results when the maturity or repricing intervals and interest rate indices of the interest-earning assets, interest-bearing liabilities, and off-balance sheet financial instruments are different, creating a risk that changes in the level of market interest rates will result in disproportionate changes in the value of, and the net earnings generated from, the Company's interest-earning assets, interest-bearing liabilities, and off-balance sheet financial instruments. The Company's exposure to interest rate risk is managed primarily through the Company's strategy of selecting the types and terms of interest-earning assets and interest-bearing liabilities which generate favorable earnings, while limiting the potential negative effects of changes in market interest rate.

         In addition to periodic gap reports comparing the sensitivity of interest-earning assets and interest-bearing liabilities to changes in interest rates, management also utilizes a quarterly report ("model") prepared for the Bank by the OTS based on information provided by the Bank which measures the Bank's exposure to interest rate risk. The model calculates the present value of assets, liabilities, off-balance sheet financial instruments, and equity ("net portfolio value" or "NPV") at current interest rates, and at hypothetical higher and lower interest rates at one percent intervals.

         The following table presents the Bank's exposure to interest rate risk calculated as a percentage change in NPV to the present value of total assets as of December 31, 1997, as calculated by the OTS model based on information provided to the OTS by the Company.

  CHANGE IN INTEREST RATES                                            RATIO OF NPV
        IN BASIS POINTS                     PRESENT VALUE OF     TO THE PRESENT VALUE OF
         (RATE SHOCK)           NPV            TOTAL ASSETS           TOTAL ASSETS          CHANGE
  ------------------------   --------       ----------------     ------------------------   ------
                                        (DOLLARS IN THOUSANDS)
            +200             $145,518         $2,914,133                 4.99%               (2.76)%
            +100              196,418          2,970,131                 6.61               (1.14)
          Static              233,578          3,013,714                 7.75                   -
            -100              258,617          3,046,151                 8.49                0.74
            -200              272,417          3,068,295                 8.88                1.13

         While the above table reflects a small reduction in exposure to interest rate risk from the September 30, 1997 period, such exposure can change significantly upon changes in balance sheet composition and other variables including market interest rates and prepayments.

         RISKS ASSOCIATED WITH THE COMPANY'S ADJUSTABLE RATE MORTGAGE LOANS. The Company has purchased and intends to continue to purchase a significant amount of residential mortgage loans. During the six months ended March 31, 1998 and the year ended September 30, 1997, the Company purchased $1.5 billion and $913.7 million, respectively, of one-to-four family residential loans, of which $1.4 billion and $728.2 million, respectively, were adjustable rate mortgage loans ("ARMs"). At March 31, 1998 the

Company's residential loan portfolio included $2.1 billion of ARMs (80.0% of the Company's gross loan portfolio). The ARMs purchased by the Company generally have annual interest rate adjustment caps that limit rate increases or decreases to 2% per year. Further, the ARMs purchased by the Company provide for initial rates of interest below the rates which would prevail were the contractual index and margin used for repricing applied initially (the "teaser rate period").

         If market interest rates rise rapidly, the annual and lifetime interest rate adjustment caps on the ARMs may limit the increase in the interest rates on the ARMs relative to the increase in market interest rates, and yields on ARMs with teaser rates may be limited to repricing at interest rates below the contractual index plus the margin. At March 31, 1998, $0.9 billion of the Company's ARM loans (34.3% of the Company's gross loan portfolio) were in the teaser rate period with an average teaser rate of 6.39% and an average fully indexed rate of 8.28%. Rapid increases in market interest rates may not be fully reflected in loans which are in the teaser rate period and may, accordingly, have a negative impact on the Company's net interest margin.

         REFINANCING RISKS. A significant portion of the Company's loans receivable are single-family residential mortgages that generally have an imbedded option that allows the borrower to prepay the loan at any time without penalty. A substantial portion of these loans have been purchased by the Company in the secondary mortgage market at a premium.

         In the current interest rate environment, when long-term interest rates are generally low on a historical basis and the spread between short-term rates and long-term rates is relatively narrow, prepayments of ARMs and higher fixed-rate mortgages tend to accelerate. In addition, at March 31, 1998, $0.9 billion of the Company's ARMs had teaser rates, substantially all of which will be subject to interest rate adjustments within the next twelve months. Teaser rate loans may tend to be prepaid near the end of the teaser period in the current interest rate environment, creating higher levels of prepayments on loans overall which the Company may not be able to reinvest quickly enough and at sufficient interest rates to mitigate the effect on its net interest margin.

         Premiums, net of discount and deferred origination costs, which at March 31, 1998 were $37.7 million, are recognized as a reduction to interest income using the interest method over the contractual life of the loans adjusted for estimated prepayments, based on the Company's historical prepayment experience. As prepayments accelerate, the Company's historical prepayment experience changes, resulting in a shortening of the estimated life of the loan portfolio, and an increase in the rate at which premiums are expensed, resulting in a greater reduction in interest income. Accelerated prepayments could, therefore, have a material adverse effect on the Company's results of operations. Based on a continuation of the current interest rate environment, a significant portion of the premium may be expensed in a relatively short term period.

         In addition, the Company would likely apply a portion of the proceeds of any prepaid loans to the purchase of ARMs with teaser rates (possibly with lower teaser rates), thereby increasing the duration of the teaser period for the Company's loan portfolio. Also, no assurance can be given that the Company will be able to reinvest, on satisfactory terms, the proceeds of loan prepayments.

         AVAILABILITY OF MORTGAGE LOANS. The Company's net income depends significantly on its ability to acquire mortgage loans on acceptable terms and at favorable spreads over the Company's borrowing costs. If the Company is unable to acquire mortgage loans, its results of operations will be adversely affected.

         In acquiring mortgage loans, the Company will compete with REITs, investment banking firms, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, other lenders, FNMA, FHLMC, GNMA and other entities purchasing mortgage loans, some of which have greater financial resources than the Company. Increased competition for the acquisition of eligible mortgage loans or a diminution in the supply could result in higher prices and, thus, lower yields on such mortgage loans that could further narrow the yield spread over borrowing costs.

         The availability of mortgage loans meeting the Company's criteria is dependent upon, among other things, the size and level of activity in the residential real estate lending market, which depend on various factors, including the level of interest rates, regional and national economic conditions and changes in residential real estate values. To the extent the Company is unable to acquire a sufficient volume of mortgage loans meeting its criteria, the Company's results of operations would be adversely affected.

         RISKS ASSOCIATED WITH INVESTMENTS AND MORTGAGE-BACKED SECURITIES. The Company purchases fixed and adjustable rate mortgage-backed and other securities for liquidity, yield and risk management purposes. The Company has also, and will continue to, securitize whole loans in its loan portfolio primarily for liquidity and collateral purposes. Such securities provide liquidity through the ability of the Company to dispose of certain securities from time to time and the ability of the Company to use securities as collateral for borrowings, thereby adding leverage capability and lower borrowing costs. Certain securities are purchased for risk management purposes when the terms of those securities mitigate interest rate, credit, prepayment or basis risk within the Company's balance sheet. Certain purchases of securities may increase risk in one area while decreasing risk in another, or may not mitigate any existing risk. The Company manages its exposure to risk in its acquisition of securities through its selection of prices, collateral and terms. Changes in interest rates and/or prepayment rates associated with the Company's investments and mortgage-backed securities could negatively impact the Company's net interest margin.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The market value of the Company's assets and liabilities are subject to change primarily from risk of change in market interest rates, prepayments, and non-parallel changes in interest rate indices (basis risk). See "Significant Factors Affecting the Company's Business" for a further discussion.

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the annual meeting of stockholders of the Company held on January 26, 1998 the stockholders voted on the election of directors to the Company's Board of Directors and the approval of an amendment to the Company's 1996 Incentive Compensation and Stock Award Plan (the "1996 Plan").

         The stockholders voted to elect the nominees for directors as follows:

                           VOTES FOR         VOTES AGAINST      VOTES ABSTAINING
                           ---------         ------------       ----------------

Lawrence H. Blum           1,679,680            30,706                0
Alfred R. Camner           1,679,955            30,430                0
James A. Dougherty         1,679,955            30,430                0
Patricia L. Frost          1,679,906            30,479                0

                  The stockholders voted to approve an amendment to the 1996 Plan which provided for an increase in the number of shares of the Company's Class A Common Stock and Class B Common Stock (together, the "Common Stock") and Noncumulative Convertible Preferred Stock, Series B (the "Series B Preferred Stock"), issuable under the 1996 Plan, to 1,300,000 shares of Common Stock and 375,000 shares of Series B Preferred Stock. Voting on the amendment was as follows:

    VOTES FOR                    VOTES AGAINST                VOTES ABSTAINING
    ---------                    -------------                ----------------

    1,210,642                       118,040                        44,382

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

             27.1 Financial Data Schedule

         (b) Reports on Form 8-K.

             The Company filed the following current reports on Form 8-K during the quarter for which this report is filed:

             (i) Current Report on Form 8-K dated January 15, 1998 reporting that the Company had called its 8% Noncumulative Convertible Preferred Stock, Series 1993 for redemption;

             (ii) Current Report on Form 8-K dated January 23, 1998, reporting the Company's acquisition of Consumers Bancorp, Inc.; and

             (iii) Current Report on Form 8-K dated February 20, 1998 reporting the conversion and redemption of the Company's outstanding shares of its 8% Noncumulative Convertible Preferred Stock, Series 1993.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                         BANKUNITED FINANCIAL CORPORATION

Date: May 15, 1998                       By: /s/ CLIFFORD A. HOPE
                                             ---------------------------
                                             Clifford A. Hope
                                             Executive Vice President
                                             and Chief Financial Officer

                      BANKUNITED FINANCIAL CORPORATION AND
           SUBSIDIARIES Form 10-Q for the Quarter Ended March 31, 1998

                                INDEX TO EXHIBITS

                                                                  SEQUENTIALLY
EXHIBIT NO.                                                       NUMBERED PAGE
-----------                                                       -------------

   27.1       Financial Data Schedule...........................