Form 10-Q/A
period 1998-03-31
BANKUNITED FINANCIAL CORP
filed 1998-06-17
CIK 894490

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock at the close of business on June 11, 1998 was 16,332,237 shares of Class A Common Stock, $.01 par value, and 313,585 shares of Class B Common Stock, $.01 par value.

This Form 10-Q/A contains 30 pages.
The Index to Exhibits appears on page 29.

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

             Form 10-Q/A Report for the Quarter Ended March 31, 1998

                                     INDEX

                                                                      PAGE NO.
                                                                      --------

PART I - FINANCIAL INFORMATION

      Item 1.   FINANCIAL STATEMENTS

                Consolidated Statements of Financial Condition as of
                March 31, 1998 (unaudited) and September 30, 1997         3

                Consolidated Statements of Operations (unaudited)
                for the Three Months and Six Months Ended
                March 31, 1998 and March 31, 1997                         4

                Consolidated Statements of Cash Flows (unaudited)
                for the Six Months Ended March 31, 1998
                and March 31, 1997                                        6

                Condensed Notes to Consolidated Financial
                Statements (unaudited)                                    7

      Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                Financial Condition and Results of Operations            11

      Item 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK25

PART II - OTHER INFORMATION

      Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      26

      Item 6.   EXHIBITS AND REPORTS ON FORM 8-K                         26

                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (NOTE 1)

                                                                                       March 31,
                                                                                          1998       September  30,
                                                                                      (Unaudited)         1997
-------------------------------------------------------------------------------------------------------------------
                                                                                        (Dollars in thousands)
ASSETS
Cash                                                                                  $   13,265      $   10,571
Federal Home Loan Bank overnight deposits                                                105,867          79,413
Tax certificates (net of reserves of $535 at March 31, 1998 and
 $697 at September 30, 1997)                                                              31,374          49,283
Investments held to maturity (market value of approximately
 $14,526 at March  31, 1998 and $14,613 at September 30, 1997)                            14,479          14,494
Investments available for sale, at market                                                 27,011          10,166
Mortgage-backed securities, held to maturity (market
  value of approximately $338,148 at March 31, 1998
  and $11,292 at September 30, 1997) (Note 2)                                            340,064          11,352
Mortgage-backed securities available for sale, at market                                 135,227         108,919
Loans receivable, net                                                                  2,374,131       1,661,381
Mortgage loans held for sale (market value of approximately $153,022
 at March 31, 1998 and $105,980 at September 30, 1997)                                   152,304         104,342
Other interest earning assets                                                             48,328          33,599
Office properties and equipment, net                                                      10,621           7,371
Real estate owned, net                                                                     1,499             611
Accrued interest receivable                                                               24,635          16,261
Mortgage servicing rights                                                                  5,056           4,783
Goodwill                                                                                  19,361          14,278
Prepaid expenses and other assets                                                         23,746          18,582
                                                                                      ----------      ----------
       Total assets                                                                   $3,326,968      $2,145,406
                                                                                      ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits                                                                              $1,833,904      $1,195,892
Advances from Federal Home Loan Bank                                                     904,466         671,484
Securities sold under agreements to repurchase (Note 2)                                  175,000          30,000
Company obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely junior subordinated deferrable interest
  debentures of the Company (Note 3)                                                     218,500         116,000
Interest payable (primarily on deposits and advances from Federal Home
  Loan Bank)                                                                               6,650           3,844
Advance payments by borrowers for taxes and insurance                                     10,088          10,688
Accrued expenses and other liabilities                                                    24,057          17,853
                                                                                      ----------      ----------
       Total liabilities                                                               3,172,665       2,045,761
                                                                                      ----------      ----------
STOCKHOLDERS' EQUITY:
Preferred stock, Series B, 1993, 1996 and 9%, $0.01 par value. Authorized shares
  - 10,000,000; issued and outstanding shares - 901,697 at
  March  31,1998 and 2,175,296 at September 30, 1997 (Note 4)                                  9              22
Class A Common Stock, $.01 par value.  Authorized shares - 30,000,000;
  issued and outstanding shares - 15,181,691 at March  31, 1998 and
  9,257,098 at September 30, 1997 (Note 4)                                                   152              92
Class B Common Stock, $.01 par value.  Authorized shares - 3,000,000;
  issued and outstanding shares - 286,499 at March 31, 1998 and 275,685
  at September 30, 1997                                                                        3               3
 Additional paid-in capital                                                              137,748          86,679
 Retained earnings                                                                        15,742          11,988
 Net unrealized gains on securities available for sale,  net of tax                          649             861
                                                                                      ----------      ----------
       Total stockholders' equity                                                        154,303          99,645
                                                                                      ----------      ----------
       Total liabilities and stockholders' equity                                     $3,326,968      $2,145,406
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

                                         BANKUNITED FINANCIAL CORPORATION

Date: June 17, 1998                       By: /s/ CLIFFORD A. HOPE
                                             ---------------------------
                                             Clifford A. Hope
                                             Executive Vice President
                                             and Chief Financial Officer

                      BANKUNITED FINANCIAL CORPORATION AND
          SUBSIDIARIES Form 10-Q/A for the Quarter Ended March 31, 1998

                                INDEX TO EXHIBITS

                                                                  SEQUENTIALLY
EXHIBIT NO.                                                       NUMBERED PAGE
-----------                                                       -------------

   27.1       Financial Data Schedule...........................