Form 10-Q
period 1998-06-30
BANKUNITED FINANCIAL CORP
filed 1998-08-13
CIK 894490

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       or

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 5-43936

                        BANKUNITED FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           FLORIDA                                              65-0377773
------------------------------                            ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

                     255 ALHAMBRA CIRCLE, CORAL GABLES 33134
                     ---------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (305) 569-2000
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---

The number of shares outstanding of the registrant's common stock at the close of business on August 11, 1998 was 17,785,620 shares of Class A Common Stock, $.01 par value, and 316,499 shares of Class B Common Stock, $.01 par value.

This Form 10-Q contains 34 pages. The Index to Exhibits appears on page 33.

                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

              Form 10-Q Report for the Quarter Ended June 30, 1998

                                      INDEX

                                                                                                           PAGE NO.
                                                                                                           --------
PART I - FINANCIAL INFORMATION

         Item 1.       FINANCIAL STATEMENTS

                       Consolidated Statements of Financial Condition as of

                       June 30, 1998 (unaudited) and September 30, 1997                                        3

                       Consolidated Statements of Operations (unaudited) for the Three Months and Nine Months Ended June 30, 1998

                       and June 30, 1997                                                                     4-5

                       Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended June 30, 1998

                       and June 30, 1997                                                                       6

                       Condensed Notes to Consolidated Financial

                       Statements (unaudited)                                                                  7

         Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                           14


         Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                             30


PART II - OTHER INFORMATION

         Item 6.       EXHIBITS AND REPORTS ON FORM 8-K                                                       31



                                 BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (NOTE 1)

                                                                               June 30,
                                                                                 1998                 September 30,
                                                                              (Unaudited)                  1997
-------------------------------------------------------------------------------------------------------------------
                                                                                       (Dollars in thousands)

ASSETS
Cash                                                                          $   18,192               $   10,571
Federal Home Loan Bank overnight deposits                                         21,081                   79,413
Tax certificates (net of reserves of $514 at June 30, 1998 and
 $697 at September 30, 1997)                                                      50,335                   49,283
Investments held to maturity (market value of approximately
 $14,556 at June 30, 1998 and $14,613 at September 30, 1997)                      14,485                   14,494
Investments available for sale, at market                                         34,881                   10,166
Mortgage-backed securities, held to maturity (market
  value of approximately $233,490 at June 30, 1998
  and $11,292 at September 30, 1997) (Note 2)                                    236,969                   11,352
Mortgage-backed securities available for sale, at market                         191,920                  108,919
Loans receivable, net                                                          2,761,177                1,661,381
Mortgage loans held for sale (market value of approximately $103,624
 at June 30, 1998 and $105,980 at September 30, 1997)                            103,412                  104,342
Other interest earning assets                                                     45,563                   33,599
Office properties and equipment, net                                              12,227                    7,371
Real estate owned, net                                                             1,474                      611
Accrued interest receivable                                                       26,949                   16,261
Mortgage servicing rights                                                          7,565                    4,783
Goodwill (Note 5)                                                                 29,989                   14,278
Prepaid expenses and other assets                                                 27,904                   18,582
                                                                              ----------               ----------
       Total assets                                                           $3,584,123               $2,145,406
                                                                              ==========               ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:

Deposits                                                                      $2,017,244               $1,195,892
Advances from Federal Home Loan Bank                                             906,466                  671,484
Securities sold under agreements to repurchase (Note 2)                          192,610                   30,000
Company obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely junior subordinated deferrable interest
  debentures of the Company (Note 3)                                             218,500                  116,000
Interest payable (primarily on deposits and advances from Federal Home
  Loan Bank)                                                                       8,474                    3,844
Advance payments by borrowers for taxes and insurance                             10,123                   10,688
Accrued expenses and other liabilities                                            35,744                   17,853
                                                                              ----------               ----------
       Total liabilities                                                       3,389,161                2,045,761
                                                                              ----------               ----------

STOCKHOLDERS' EQUITY:

Preferred stock, Series B, 1993, 1996 and 9%, $0.01 par value. Authorized shares
  - 10,000,000; issued and outstanding shares - 926,697 at
  June 30,1998 and 2,175,296 at September 30, 1997 (Note 4)                            9                       22
Class A Common Stock, $.01 par value.  Authorized shares - 30,000,000;
  issued and outstanding shares - 17,785,620 at June 30, 1998 and
  9,257,098 at September 30, 1997 (Note 4)                                           178                       92
Class B Common Stock, $.01 par value.  Authorized shares - 3,000,000;
  issued and outstanding shares - 316,499 at June 30, 1998 and 275,685
  at September 30, 1997 (Note 4)                                                       3                        3
 Additional paid-in capital                                                      176,442                   86,679
 Retained earnings                                                                16,908                   11,988
 Net unrealized gains on securities available for sale,  net of tax                1,422                      861
                                                                              ----------               ----------
       Total stockholders' equity                                                194,962                   99,645
                                                                              ----------               ----------
       Total liabilities and stockholders' equity                             $3,584,123               $2,145,406
                                                                              ==========               ==========

SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                 BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 1)

                                                                                   Three Months Ended June 30,
                                                                                ------------------------------------
                                                                                            (Unaudited)
                                                                                 1998                    1997
                                                                                 ----                    ----
                                                                            (In thousands, except earnings per share)
Interest income:
  Interest and fees on loans                                                    $43,317                 $26,727
  Interest on mortgage-backed securities (Note 2)                                 6,603                   1,984
  Interest on short-term investments                                              1,725                     185
  Interest and dividends on long-term investments
    and other earning assets                                                      2,036                   1,341
                                                                                -------                 -------
      Total interest income                                                      53,681                  30,237
                                                                                -------                 -------
Interest expense:
  Interest on deposits                                                           25,716                  14,054
  Interest on borrowings                                                         14,526                   5,193
  Preferred dividends of Trust Subsidiary (Note 3)                                5,288                   2,148
                                                                                -------                 -------
      Total interest expense                                                     45,530                  21,395
                                                                                -------                 -------

   Net interest income before provision for loan losses                           8,151                   8,842
Provision for loan losses                                                           300                     280
                                                                                -------                 -------
   Net interest income after provision for loan losses                            7,851                   8,562
                                                                                -------                 -------
Non-interest income:
  Service fees, net                                                                 403                     850
  Gain on sale of loans and mortgage-backed securities                            1,752                      --
  Other                                                                             348                      66
                                                                                -------                 -------
      Total non-interest income                                                   2,503                     916
                                                                                -------                 -------
Non-interest expenses:
  Employee compensation and benefits                                              2,816                   2,310
  Occupancy and equipment                                                         1,196                     978
  Insurance                                                                         284                     230
  Professional fees - legal and accounting                                          258                     522
  Other operating expenses                                                        3,500                   2,118
                                                                                -------                 -------
      Total non-interest expenses                                                 8,054                   6,158
                                                                                -------                 -------
       Income before income taxes and preferred stock dividends                   2,300                   3,320
Income taxes                                                                        949                   1,329
                                                                                -------                 -------
      Net income before preferred stock dividends                                 1,351                   1,991
Preferred stock dividends of the Company                                            185                     718
                                                                                -------                 -------
      Net income after preferred stock dividends                                $ 1,166                 $ 1,273
                                                                                =======                 =======
Earnings Per Share (Note 7)
   Basic                                                                        $  0.07                 $  0.14
                                                                                =======                 =======
   Diluted                                                                      $  0.07                 $  0.14
                                                                                =======                 =======
Weighted average number of common shares assumed outstanding during the period:
   Basic                                                                         16,667                   8,856
                                                                                =======                 =======
   Diluted                                                                       17,395                   9,591
                                                                                =======                 =======


SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                 BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 1)

                                                                               Nine Months Ended June 30,
                                                                               --------------------------
                                                                                      (Unaudited)
                                                                                1998                    1997
                                                                                ----                    ----
                                                                         (In thousands, except earnings per share)
Interest income:
  Interest and fees on loans                                                 $125,944                  $ 64,405
  Interest on mortgage-backed securities (Note 2)                              12,560                     4,844
  Interest on short-term investments                                            3,696                     1,318
  Interest and dividends on long-term investments
    and other earning assets                                                    6,179                     3,365
                                                                             --------                  --------
      Total interest income                                                   148,379                    73,932
                                                                             --------                  --------

Interest expense:
  Interest on deposits                                                         65,916                    34,823
  Interest on borrowings                                                       41,921                    11,665
  Preferred dividends of Trust Subsidiary (Note 3)                             11,664                     3,525
                                                                             --------                  --------
      Total interest expense                                                  119,501                    50,013
                                                                             --------                  --------

   Net interest income before provision for loan losses                        28,878                    23,919
Provision for loan losses                                                       1,350                       695
                                                                             --------                  --------
   Net interest income after provision for loan losses                         27,528                    23,224
                                                                             --------                  --------
Non-interest income:
  Service fees, net                                                             1,360                     2,298
  Gain on sale of loans and mortgage-backed securities                          3,291                        --
  Other                                                                           511                       219
                                                                             --------                  --------
      Total non-interest income                                                 5,162                     2,517
                                                                             --------                  --------
Non-interest expenses:
  Employee compensation and benefits                                            7,990                     6,745
  Occupancy and equipment                                                       3,290                     2,594
  Insurance                                                                       822                       701
  Professional fees - legal and accounting                                      1,449                     1,063
  Other operating expenses                                                      9,698                     5,611
                                                                             --------                  --------
      Total non-interest expenses                                              23,249                    16,714
                                                                             --------                  --------
      Income before income taxes and preferred stock dividends                  9,441                     9,027
Income taxes                                                                    3,823                     3,594
                                                                             --------                  --------
      Net income before preferred stock dividends                               5,618                     5,433
Preferred stock dividends of the Company                                          699                     2,167
                                                                             --------                  --------
      Net income after preferred stock dividends                             $  4,919                  $  3,266
                                                                             ========                  ========
Earnings Per Share (Note 7)
   Basic                                                                     $   0.33                  $   0.41
                                                                             ========                  ========
   Diluted                                                                   $   0.31                  $   0.39
                                                                             ========                  ========
Weighted average number of common shares assumed outstanding during the period:
   Basic                                                                       14,959                     7,945
                                                                             ========                  ========
   Diluted                                                                     16,009                     8,910
                                                                             ========                  ========

SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                 BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 1)

                                                                                Nine Months Ended June 30,
                                                                                --------------------------
                                                                                        (Unaudited)
                                                                               1998                    1997
                                                                               ----                    ----
                                                                                  (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                                 $   5,618                $    5,433
 Adjustments to reconcile net income to net cash (used in)
   operating activities:
   Provision for loan losses                                                    1,350                       695
   Provision for losses on tax certificates                                       176                        48
   Depreciation and amortization                                                1,132                       858
   Amortization of fees, discounts and premiums                                 4,223                      (106)
   Amortization of loan servicing assets                                        1,069                       976
   Amortization of goodwill                                                       677                       510
Gain on sales of loans and mortgage-backed securities                          (3,291)                       --
Loans originated for sale                                                    (202,411)                   (8,635)
Increase in accrued interest receivable                                        (2,782)                   (5,055)
Increase (decrease) in interest payable on deposits and FHLB advances           4,630                      (397)
Increase in accrued taxes                                                       3,266                        60
Increase (decrease) in other liabilities                                       12,091                    (5,077)
(Increase) decrease in prepaid expenses and other assets                       (9,322)                    2,610
Proceeds from sale of loans                                                   119,308                     7,531
Other, net                                                                       (455)                     (960)
                                                                            ---------                ----------
    Net cash used in operating activities                                     (64,721)                   (1,509)
                                                                            ----------               -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans                                                       (1,248,548)                (500,027)
Proceeds from sale of real estate owned                                           918                     1,260
Purchase of investment securities                                             (15,063)                  (22,144)
Purchase of mortgage-backed securities                                       (101,392)                  (56,499)
Purchase of other earning assets                                              (36,215)                  (19,650)
Proceeds from repayments of mortgage-backed securities                        163,523                    12,039
Proceeds from repayments of other earning assets                               24,924                    12,776
Proceeds from repayments of investment securities                              11,300                     1,851
Proceeds from sale of mortgage-backed securities                               16,641                        --
Purchases of premises and equipment                                            (5,887)                   (1,124)
Net increase in tax certificates                                                 (876)                  (23,457)
Purchase of Consumer's cash equivalents                                        13,995                        --
Purchase of Central's cash equivalents                                          4,910                        --
Purchase of Suncoast's cash equivalents                                            --                    32,803
                                                                            ---------                ----------
    Net cash used in investing activities                                   (1,171,770)                (562,172)
                                                                            -----------              -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits                                                      657,403                   271,080
Net increase in other borrowings                                              371,948                   157,984
Net proceeds from issuance of preferred stock (Note 4)                            523                         3
Net proceeds from issuance of common stock (Note 4)                            58,712                       944
Net proceeds from issuance of trust preferred securities (Note 3)              98,900                   111,545
Preferred Stock purchase                                                          (43)                       --
Preferred Stock, Series 1996 called                                               (85)                       --
Preferred Stock, Series 1993 called                                              (314)                       --
Dividends paid on the Company's preferred stock                                  (699)                   (2,166)
(Decrease) increase in advances from borrowers for taxes and insurance           (565)                    2,044
                                                                            ----------               ----------
   Net cash provided by financing activities                                1,185,780                   541,434
                                                                            ---------                ----------
Decrease in cash and cash equivalents                                         (50,711)                  (22,247)
Cash and cash equivalents at beginning of period                               89,984                    34,136
                                                                            ---------                ----------
Cash and cash equivalents at end of period                                  $  39,273                $   11,889
                                                                            =========                ==========
SUPPLEMENTAL DISCLOSURES:
Transfer from loans to real estate owned                                    $   1,555                $    2,074
                                                                            =========                ==========
Interest paid on deposits and borrowings                                    $ 104,175                $   46,417
                                                                            =========                ==========
Income taxes paid                                                           $   1,764                $    2,940
                                                                            =========                ==========

SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.      BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles ("GAAP"). However, all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial statements of BankUnited Financial Corporation and its subsidiaries (the "Company") have been included. Operating results for the three month and nine month period ended June 30, 1998 are not necessarily indicative of the results which may be expected for the year ended September 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended September 30, 1997.

2.      MORTGAGE-BACKED SECURITIES, HELD TO MATURITY

During March 1998, the Company securitized certain portfolio residential mortgage loans forming a publicly registered mortgage-backed security with an initial principal balance of approximately $355 million. The resulting security is classified as held-to-maturity and will be utilized primarily to serve as collateral in certain collateralized borrowing arrangements. The securitization transaction was accounted for as a transfer between loans and mortgage-backed securities.

3. COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES OF THE COMPANY.

On March 11, 1998, BankUnited Capital III, a special purpose wholly owned financial subsidiary of the Company, issued $102.5 million of 9% Cumulative Trust Preferred Securities (the "Trust Preferred Securities") and $4.1 million of common securities, which common securities are also wholly owned by the Company. BankUnited Capital III simultaneously purchased $106.6 million of 9% Junior Subordinated Deferrable Interest Debentures issued by BankUnited Financial Corporation,with terms similar to the Trust Preferred Securities, which are the sole assets of the BankUnited Capital III.

These securities mature March 31, 2028 and pay a preferential cumulative cash distribution at an annual rate of 9%. BankUnited Financial Corporation and BankUnited Capital III have the right to defer payment of interest at any time or from time to time for up to 5 years with respect to each deferral period. BankUnited Financial Corporation has guaranteed all of the obligations of the Trust Preferred Securities subject to certain limitations.

4.      CAPITAL

During October 1997, the Company issued in a publicly underwritten offering 3,680,000 shares of Class A Common Stock for net proceeds of $43.9 million.

In September 1997, the Company called the outstanding 932,900 shares of its 8% Noncumulative Convertible Preferred Stock, Series 1996 (the "Series 1996 Preferred Stock") effective October 10, 1997 at $15.00 per share. Holders of shares of the Series 1996 Preferred Stock had the right, prior to redemption, to convert them into shares of the Company's Class A Common Stock at a ratio of
1.67 for one. As of October 1, 1997, 545,191 shares of Series 1996 Preferred Stock were still outstanding. Of this number, 539,495 shares were subsequently converted, resulting in the issuance of 900,940 additional shares of Class A Common Stock, and 5,696 shares were redeemed.

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

During April 1998, the Company issued in a publicly underwritten offering and a direct offering to certain directors and principal shareholders, 1,081,500 shares of Class A Common Stock, 30,000 shares of Class B Common Stock and 25,000 shares of Noncumulative Convertible Preferred Stock, Series B (the "Series B Preferred Stock"), for net proceeds of $15.3 million.

In June 1998, holders of 42,655 warrants issued by Suncoast Savings and Loan Association, FSA ("Suncoast") exercised their conversion rights, which resulted in the issuance of 71,259 shares of Class A Common Stock. The 5,545 warrants which remained unexercised after July 9, 1998 expired pursuant to the terms of the warrant agreements.

The Office of Thrift Supervision ("OTS") requires that the Bank, a wholly owned subsidiary, meet minimum regulatory, core and risk-based capital requirements. Currently, the Bank exceeds all regulatory capital requirements. The Bank's required, actual and excess regulatory capital levels as of June 30, 1998 were as follows:

                                   Required                         Actual                         Excess
                            ------------------              --------------------            ------------------
                                  % Of                            % Of                              % Of
                            Amount      Assets              Amount      Assets              Amount      Assets
                            -----       -----               ------      ------              ------      -------
                                                            (Dollars in Thousands)
Core Capital               $  139,360       4.0%           $   307,793       8.8%           $ 168,433         4.8%
Risk-Based Capital         $  138,739       8.0%           $   313,582      18.1%           $ 174,843        10.1%


5.       ACQUISITIONS

On June 19, 1998, the Company acquired Central Bank (Central), for 1,386,000 shares of the Company's Class A Common Stock, and merged Central, which had assets of $93.9 million and deposits of $65.9 million as of June 19, 1998 into the Bank. This acquisition was accounted for under the purchase method and resulted in goodwill of approximately $10.9 million as of June 30, 1998.

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

On November 15, 1996, the Company acquired Suncoast. The balance sheet and results of operations of Suncoast have been included with those of the Company as of and subsequent to that date.

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

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") which is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (October 1, 1999 for the Company). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivative instruments are recorded each period in current earnings or other comprehensive income, depending on whether a derivative instrument is designated as part of a hedge transaction and, if it is, the type of hedge transaction as set forth in the guidance. The Company currently utilizes derivative instruments on a limited basis to hedge the interest rate risks of certain financial instruments. Interest Rate Cap contracts have been acquired by the Company to hedge the risk of an increase in market interest rates for variable rate sources of funds which are partially funding financial instruments which have interest rate terms which are fixed for certain periods of time (see "Management's Discussion and Analysis - Significant Factors Affecting the Company's Business"). The Interest Rate Cap contracts will be treated as cash flow hedges under SFAS No. 133 and it is anticipated that any change in their fair value will be substantially offset by an opposite change in the fair value of the financial instruments designated in the hedge transaction. Under SFAS No. 133, the portion of change in fair value of any derivative instrument designated as a hedge which is not effective will be recognized in current period earnings. Management does not expect the adoption of SFAS No. 133 for its current derivative instruments to have any material effect on the Company's financial position or the results of operations.

7.       EARNINGS PER SHARE

                                                                       For The Three Months Ended
                                                                               June 30, 1998
                                                     ---------------------------------------------------------
                                                         Income                  Shares              Per Share
                                                     (Numerator)           (Denominator)               Amount
                                                     ----------             -----------              ---------
                                                                (In Thousands, Except Per Share Amounts)
Net income before preferred stock
   dividends.......................................     $   1,351
Less: Preferred stock dividends....................          (185)
                                                        ----------
Basic EPS:
Income available to common
   stockholders....................................         1,166                 16,667                $   0.07
                                                                                                        ========
Effect of Dilutive Securities:
Warrants and options...............................                                  728
Convertible preferred stock........................            --                   --(*)
                                                        ---------                -------
Diluted EPS:
Income available to common

   stockholders and assumed conversions............     $   1,166                 17,395                $   0.07
                                                        =========                =======                ========


                                                                       For The Three Months Ended
                                                                               June 30, 1997
                                                     ---------------------------------------------------------
                                                         Income                  Shares              Per Share
                                                     (Numerator)           (Denominator)               Amount
                                                     ----------             -----------              ---------
                                                                (In Thousands, Except Per Share Amounts)
Net income before preferred stock
   dividends ......................................     $   1,991
Less: Preferred stock dividends....................          (718)
                                                        ----------
Basic EPS:
Income available to common
   stockholders....................................         1,273                  8,856                $   0.14
                                                                                                        ========
Effect of Dilutive Securities:
Warrants and options...............................                                  459
Convertible preferred stock........................            34                    276(*)
                                                        ---------                -------
Diluted EPS:
Income available to common
   stockholders and assumed conversions............        $1,307                  9,591                $   0.14
                                                        =========                =======                ========

                                                                        For The Nine Months Ended
                                                                               June 30, 1998
                                                     ---------------------------------------------------------
                                                         Income                  Shares              Per Share
                                                     (Numerator)           (Denominator)               Amount
                                                     ----------             -----------              ---------
                                                                (In Thousands, Except Per Share Amounts)
Net income before preferred stock
   dividends ......................................     $   5,618
Less: Preferred stock dividends....................          (699)
                                                        ----------
Basic EPS:
Income available to common
   stockholders....................................         4,919                 14,959                $   0.33
                                                                                                        ========
Effect of Dilutive Securities:
Warrants and options...............................                                  733
Convertible preferred stock........................            79                    317(*)
                                                        ---------                -------
Diluted EPS:
Income available to common
   stockholders and assumed conversions............     $   4,998                 16,009                $   0.31
                                                        =========                =======                ========


                                                                        For The Nine Months Ended
                                                                               June 30, 1997
                                                     ---------------------------------------------------------
                                                         Income                  Shares              Per Share
                                                     (Numerator)           (Denominator)               Amount
                                                     ----------             -----------              ---------
                                                                (In Thousands, Except Per Share Amounts)
Net income before preferred stock
   dividends ......................................     $5,433
Less: Preferred stock dividends....................     (2,167)
                                                        -------
Basic EPS:
Income available to common
   stockholders....................................         3,266                  7,945                $   0.41
                                                                                                        ========
Effect of Dilutive Securities:
Warrants and options...............................                                  432
Convertible preferred stock........................           192                    533(*)
                                                        ---------                -------
Diluted EPS:
Income available to common
   stockholders and assumed conversions............     $   3,458                  8,910                $   0.39
                                                        =========                =======                ========

---------------------------
(*) For the three months ended June 30, 1998 and 1997 there were 340,552 and 2,281,270 shares, respectively, of convertible preferred stock outstanding that were not included in the computation of diluted earnings per share because of their antidilutive effect. For the nine months ended June 30, 1998 and 1997 there were 310,627 and 2,168,611 shares, respectively, of convertible preferred stock outstanding that were not included in the computation of diluted earnings per share because of their antidilutive effect.

8.       CONTINGENCIES AND OFF-BALANCE SHEET ACTIVITIES

The Company is a party to certain claims and litigation arising in the ordinary course of business. In the opinion of management, the resolution of such claims and litigation will not materially affect the Company's consolidated financial position or results of operations.

During April and May 1998, the Company entered into a total of three interest rate cap contracts with two major Wall Street firms, in an aggregate nominal amount of $225 million, for the purpose of hedging a portion of the Company's interest rate risk for rising interest rates. One of the contracts expires after 18 months and two after 24 months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents a review of the consolidated operating results and financial condition of the Company for the three and nine month periods ended June 30, 1998 and 1997. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-K/A for the year ended September 30, 1997.

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

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM SEPTEMBER 30, 1997 TO JUNE 30, 1998.

ASSETS

Total assets increased by $1.5 billion, or 71.4%, from $2.1 billion at September 30, 1997, to $3.6 billion at June 30, 1998, principally due to the purchase of $2.2 billion of residential mortgages as discussed more fully below and the acquisitions of Consumers and Central which had $104.4 million and $93.9 million in assets, respectively.

The Company's short-term investments, primarily consisting of Federal Home Loan Bank ("FHLB") overnight deposits, decreased by $58.3 million, or 73.4%, to $21.1 million at June 30, 1998, from $79.4 million at September 30, 1997. Investments available for sale increased by $24.7 million or 242.2% to $34.9 million at June 30, 1998, from $10.2 million at September 30, 1997, due primarily to $6.0 million and $12.9 million of investment securities acquired with the acquisitions of Consumers and Central, respectively.

Mortgage-backed securities held-to-maturity increased by $225.6 million to $237.0 million at June 30, 1998 from $11.4 million at September 30, 1997 due primarily to the securitization of $355.8 million mortgage loans less repayments of approximately $130.2 million. (See footnote No. 2 to the Consolidated Financial Statements).

Mortgage-backed securities available-for-sale increased by $83.0 million or 76.2% to $191.9 million at June 30, 1998, from $108.9 million at September 30, 1997 due primarily to $17.2 million and $12.4 million of mortgage-backed securities acquired with the acquisitions of Consumers and Central, respectively, the purchase of $101.4 million mortgage-backed securities less sales of $16.6 million and repayments of approximately $31.4 million.

The Company's net loans receivable (including loans held for sale) increased by $1.1 billion, or 61.1%, to $2.9 billion at June 30, 1998, from $1.8 billion at September 30, 1997, primarily due to the purchase of $2.2 billion of residential mortgage loans, loan originations of $202.4 million, and $66.3 million and $44.2 million of loans acquired with the acquisitions of Consumers and Central, respectively, less repayments of approximately $1.1 billion. Of the loans purchased, $1.7 billion, or 77.3%, were one year adjustable rate mortgages with an initial or "teaser" rate below the fully indexed rate. These loans were purchased primarily to invest the proceeds received from deposits, borrowings and loan repayments, and to leverage the additional capital ($59.2 million in net proceeds) obtained from the issuance of 3.68 million shares of Class A Common Stock during the quarter ended December 31, 1997, the issuance of 1.08 million shares of Class A Common Stock, 30,000 shares of Class B Common Stock and 25,000 shares of Series B Preferred Stock during the quarter ended June 30, 1998 and the issuance of $102.5 million of Trust Preferred Securities and $4.1 million of common securities. (See "Capital" below).

During the nine months ended June 30, 1998, the Company sold $119.3 million of loans and recorded a gain of $2.9 million on the sales.

Non-performing assets as of June 30, 1998 were $16.6 million which represents an increase of $2.3 million or 16.1% from $14.3 million as of September 30, 1997. Non-performing assets as a percentage of total assets declined 21 basis points from 0.67% as of September 30, 1997 to 0.46% as of June 30, 1998 due to the increase in total assets.

The allowance for loan losses increased by $2.5 million from $3.7 million as of September 30, 1997 to $6.2 million as of June 30, 1998. The increase was attributable to additional provisions for loan losses resulting primarily from the growth of the loan portfolio and $362,000 and $906,000 in allowance for loan losses acquired with the acquisitions of Consumers and Central, respectively.

The following table sets forth information concerning the Company's non-performing assets as of the dates indicated.

                                                                      June 30,                 September 30,
                                                                        1998                       1997
                                                                      -------                    ----------
                                                                             (Dollars in thousands)
Non-accrual loans                                                     $ 12,917                    $  10,866
Restructured loans                                                         933                        1,888
Loans past due 90 days and still accruing                                   --                            -
                                                                      --------                    ---------
         Total non-performing loans                                     13,850                       12,754
Non-accrual tax certificates                                             1,323                          958
REO and repossessed assets                                               1,474                          611
                                                                      --------                    ---------
         Total non-performing assets                                  $ 16,647                    $  14,323
                                                                      ========                    =========
Allowance for tax certificates losses                                 $    514                    $     697
Allowance for loan losses                                                6,164                        3,693
                                                                      --------                    ---------
         Total allowance                                              $  6,678                    $   4,390
                                                                      ========                    =========
Non-performing assets as a percentage of
   total assets                                                           0.46%                        0.67%
Non-performing loans as a percentage of
   total loans                                                            0.48%                        0.72%
Allowance for loan losses as a percentage of
   total loans                                                            0.21%                        0.21%
Allowance for loan losses as a percentage of
   non-performing loans                                                  44.50%                       28.96%
Net charge-offs as a percentage of
   average total loans                                                    0.01%                        0.04%

LIABILITIES

Deposits increased by $800.0 million, or 66.7%, to $2.0 billion at June 30, 1998 from $1.2 billion at September 30, 1997. Management believes this increase is attributable to the Company's opening of additional branch offices, the offering of competitive interest rates and personalized service in a market area dominated by super-regional banks and continued industry consolidation. Of this growth, $88.3 million and $65.9 million in deposits were acquired with the acquisitions of Consumers and Central, respectively.

The Company has opened four de novo branch offices during the nine months ended June 30, 1998. The Company has announced that it has signed leases for two additional de novo branch offices and has plans to open as many as six more during the next twelve months.

FHLB advances were $906.5 million at June 30, 1998, up $235.0 million from $671.5 million at September 30, 1997. This increase was used to fund, together with deposits and other sources, the loan purchases. (See "Discussion of Financial Condition Changes from September 30, 1997 to June 30, 1998 - Assets").

Securities sold under agreements to repurchase increased $162.6 million to $192.6 million at June 30, 1998 from $30.0 million at September 30, 1997. This increase resulted from the Company's strategy of securitizing residential mortgage loans and was used to fund loan purchases. See Footnote No. 2 to the Consolidated Financial Statements. The Company has plans to securitize additional residential mortgage loans to create additional collateral for possible future borrowings.

During the quarter ended March 31, 1998, BankUnited Capital III issued $102.5 million of Trust Preferred Securities and $4.1 million of common securities. The net proceeds from the transaction have been used to provide additional capital to the Bank to enable the Bank to continue its asset growth. (See Footnote No. 3 to the Consolidated Financial Statements).

CAPITAL

The Company's total stockholders' equity was $195.0 million at June 30, 1998, an increase of $95.4 million, or 95.8%, from $99.6 million at September 30, 1997. The increase is due primarily to: the issuance of 3.68 million shares of Class A Common Stock during October 1997 pursuant to a public stock offering with net proceeds of $43.9 million; the issuance of 501,360 shares of Class A Common Stock with an approximate value of $7.0 million in connection with the Consumers acquisition during January 1998; the issuance of 1,386,000 shares of Class A Common Stock with an approximate value of $21.0 million in connection with the Central acquisition during June 1998; and the issuance of 1.08 million shares of Class A Common Stock, 30,000 shares of Class B Common Stock and 25,000 shares of Series B Preferred Stock in a publicly underwritten offering and a direct offering to certain directors and principal stockholders' during April 1998 with net proceeds of $15.3 million.

In September 1997, the Company called the outstanding 932,900 shares of its 8% Noncumulative Convertible Preferred Stock, Series 1996 (the "Series 1996 Preferred Stock") effective October 10, 1997 at $15.00 per share. Holders of shares of the Series 1996 Preferred Stock had the right, prior to redemption, to convert them into shares of the Company's Class A Common Stock at a ratio of
1.67 for one. As of October 1, 1997, 545,191 shares of Series 1996 Preferred Stock were still outstanding. Of this number, 539,495 shares were subsequently converted, resulting in the issuance of 900,940 additional shares of Class A Common Stock, and 5,696 shares were redeemed.

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

In June 1998, holders of 42,655 warrants issued by Suncoast exercised their conversion rights which resulted in the issuance of 71,259 shares of Class A Common Stock. (See Footnote No. 4 to the Consolidated Financial Statements). The 5,545 warrants which remained unexercised after July 9, 1998 expired pursuant to the terms of the warrant agreements.

LIQUIDITY AND CAPITAL RESOURCES

OTS regulations require that savings institutions, such as the Bank, maintain specified levels of liquid investments in cash, United States government securities and other qualifying investments. Regulations currently in effect require the Bank to maintain average liquid assets, as defined, of not less than 4.0% of its net withdrawal deposit accounts plus short term borrowings. For the three months ended June 30, 1998 the Bank maintained average liquid assets which was in compliance with this requirement.

The Company periodically has discussions with and reviews financial information on other financial institutions which may lead to the acquisition of all or part of that financial institution by the Company.

YEAR 2000

The Company utilizes extensive electronic data processing hardware and software in its banking operations, among other things, to process and record customer transactions, determine and collect revenue to be earned and expenses to be paid in connection with customer transactions, maintain and report customer transaction information, record and manage the Company's short-term and long-term investments, accounting and financial management, and risk management. The Company also relies on certain vendors to provide critical services to the Company's banking operations, including telecommunications and correspondent banking. Failure of the electronic data processing hardware or software of the Company, its third party service bureaus, or certain vendors to properly recognize the Year 2000 could result in a significant disruption of the Company's banking operations.

The Company's customer transactions are processed through a network of electronic data processing workstations in its branch offices and loan servicing department and are recorded on electronic data processing hardware and software, a substantial portion of which are maintained by two third party service bureaus. The Company is in the process of replacing any hardware or software in its branch offices to ensure compliance with Year 2000 issues, while one of the Company's third party service bureaus is working with the Company to convert its customer transaction hardware and software to a more advanced version which is expected to be completed in February 1999 and which will also be Year 2000 compliant. The third party service bureau which processes the Company's loan servicing transactions is also expected to be Year 2000 compliant. The Company is in the process of replacing any other hardware and software used in its operations as necessary for Year 2000 compliance. The Company is also seeking Year 2000 compliance certifications from its major telecommunications and correspondent banking vendors. While a portion of the Company's financial assets and liabilities are with commercial businesses and government sponsored entities, the Company's loans and deposits consist primarily of individuals. As a result, the Company does not expect any significant disruptions resulting from customers that may not be Year 2000 compliant.

The Company has designated a Year 2000 task force under the direction of a senior officer of the Company which is identifying and coordinating the Company's efforts to become Year 2000 compliant. Additionally, the Company and its banking subsidiary are subject to regulation and supervision by the OTS which regularly conducts reviews of the safety and soundness of the Company's operations, including the Company's progress in becoming Year 2000 compliant. Failure by the Company to adequately prepare for Year 2000 issues could negatively impact the Company's banking operations resulting in restrictions on its banking operations by the OTS. No such restrictions exist at this time, nor does the Company expect any such restrictions resulting from failure to address Year 2000 issues.

The Company is in the process of preparing a budget of the costs associated with becoming Year 2000 compliant. The Company is unable at this time to estimate the amount of such costs.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND
1997.

NET INCOME AFTER PREFERRED STOCK DIVIDENDS

The Company had net income after preferred stock dividends of $1.2 million for the three months ended June 30, 1998, compared to net income after preferred stock dividends of $1.3 million for the three months ended June 30, 1997. All major categories of income and expense increased significantly in the three months ended June 30, 1998 as compared to the three months ended June 30, 1997 and reflect the significant growth the Company has experienced in the last year. Below is a more detailed discussion of each major category of income and expenses.

NET INTEREST INCOME

Net interest income before provision for loan losses decreased by $700,000, or 8%, to $8.1 million for the three months ended June 30, 1998 from $8.8 million for the three months ended June 30, 1997. There was an increase in average earning assets of $1.7 billion, or 106%, to $3.3 billion for the three months ended June 30, 1998 from $1.6 billion for the three months ended June 30, 1997. The increase in average earning assets is due primarily to loan purchases. The decline in the interest rate spread of 123 basis points from 1.98% for the three months ended June 30, 1997 to 0.75% for the three months ended June 30, 1998 is due to a decline in the yield on interest earning assets of 106 basis points and an increase in the rate paid on interest bearing liabilities of 17 basis points, each for the reasons discussed below.

The increase in interest income of $23.5 million, or 78%, to $53.7 million for the three months ended June 30, 1998 from $30.2 million for the three months ended June 30, 1997, reflects increases in interest and fees on loans of $16.6 million and a $4.6 million increase in interest on mortgage-backed securities. This increase in interest and fees on loans is due to an increase in average loans outstanding of $1.2 billion, or 86% to $2.6 billion for the three months ended June 30, 1998 from $1.4 billion for the three months ended June 30, 1997 which resulted primarily from purchases of residential mortgage loans in the secondary mortgage market. The results of operations for the three months ended June 30, 1998 reflect an acceleration in the amortization of purchase premiums on loans and mortgage-backed securities which increased from $408,000 for the three months ended June 30, 1997 to $2.9 million for the three months ended June 30, 1998. The increase in premium amortization was largely a result of increased prepayments on purchased mortgage loans. Prepayments on purchased mortgage loans also negatively affect interest income since such loans are generally serviced by other entities who only remit funds received from prepayments on a monthly basis, which results in a loss of interest income from the delay in remittance and use of the funds from such prepayments (see "Significant Factors Affecting the Company's Business--Refinancing Risks"). As a result of prepayments and because many of the loans purchased are adjustable-rate mortgages in the "teaser" period, the yield on loans declined from 7.74% for the three months ended June 30, 1997 to 6.72% for the three months ended June 30, 1998. This 102 basis point drop in the yield earned on loans was a significant factor in the decline of the yield on all interest earning assets by 106 basis points from 7.63% to 6.57%.

The increase in interest expense of $24.1 million, or 113%, to $45.5 million for the three months ended June 30, 1998 from $21.4 million for the three months ended June 30, 1997 primarily reflects an increase in interest expense on interest bearing deposits of $11.7 million, or 84%, from $14.0 million for the three months ended June 30, 1997, to $25.7 million for the three months ended June 30, 1998, an increase in interest expense on FHLB advances and other borrowings of $9.3 million from $5.2 million for the three months ended June 30, 1997 to $14.5 million for the three months ended June 30, 1998 and an increase in Preferred Dividends of Trust Subsidiaries of $3.2 million to $5.3 million for the three months ended

June 30, 1998 from $2.1 million for the three months ended June 30, 1997. The increase in each of these categories reflects significant increases in the average balance for each category during the period. Of the $808 million growth in average interest bearing deposits, $713.0 million, or 88% was in certificates of deposits. Because the growth in interest bearing liabilities was concentrated in the higher costing categories of certificates of deposits, FHLB advances and other borrowings, and Preferred Dividends of the Trust Subsidiaries, the rate paid on interest bearing liabilities increased 17 basis points from 5.65% for the three months ended June 30, 1997 to 5.82% for the three months ended June 30, 1998.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the three months ended June 30, 1998 was $300,000 as compared to $280,000 for the three months ended June 30, 1997. Based on management's analysis and review this allocation was sufficient to support the loan growth for the three months ended June 30, 1998. (See "Discussion of Financial Condition Changes from September 30, 1997 to June 30, 1998 - Assets").

The provision for loan losses represents management's estimate of the charge to operations after reviewing the nature, volume, delinquency status, and inherent risk in the loan portfolio in relation to the allowance for loan losses.

NON-INTEREST INCOME

Non-interest income for the three months ended June 30, 1998 was $2.5 million compared with $916,000 for the three months ended June 30, 1997. The gain on sale of loans and mortgage-backed securities was $1.8 million for the three months ended June 30, 1998 while there was no gain for the three months ended June 30, 1997. Service fee income decreased by $447,000 primarily due to the acceleration of amortization of mortgage servicing rights resulting from an increase in prepayments.

NON-INTEREST EXPENSES

Operating expenses increased $1.9 million, or 31%, to $8.0 million for the three months ended June 30, 1998 compared to $6.1 million for the three months ended June 30, 1997. The increase in expenses is attributable to the growth and branch office expansion the Company has experienced. Total expenses, as a percentage of average assets, decreased from 1.49% for the three months ended June 30, 1997 to 0.95% for the three months ended June 30, 1998.

INCOME TAXES

The income tax provision was $949,000 for the three months ended June 30, 1998, compared to $1.3 million for the three months ended June 30, 1997. The decrease in income taxes is the result of the Company's lower pre-tax earnings during the three months ended June 30, 1998, compared to the three months ended June 30, 1997.

PREFERRED STOCK DIVIDENDS

Preferred stock dividends for the three months ended June 30, 1998 were $185,000, a decrease of $533,000, as compared to $718,000 for the three months ended June 30,1997. This decrease is the result of the conversion to Class A Common Stock of the Noncumulative Convertible Preferred Stock, Series C and C-II, the conversion to common stock and redemption of outstanding shares of the Series 1996 and Series 1993 Preferred Stock, a decrease in the dividend rate on the Series B Preferred Stock, as well as the redemption by the Company of 452,883 shares of the 9% Noncumulative Perpetual Preferred Stock.

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

                                                           Three Months Ended June 30,
                                                          1998                                 1997
                                         -----------------------------------     ----------------------------------
                                          Average                                 Average
                                          Balance       Interest   Yield/rate     Balance      Interest  Yield/rate
                                         --------       -------    ---------     --------      --------  ----------
                                                                   (Dollars in thousands)
Interest-earning assets:
  Loans receivable, net                $  2,576,474    $  43,317      6.72%   $  1,379,182    $  26,727     7.74%
  Mortgage-backed securities                453,535        6,603      5.82         115,444        1,984     6.87
  Short-term investments (1)                120,343        1,725      5.67          11,501          185     6.36
  Tax certificates                           30,041          565      7.52          39,014          669     6.86
  Long-term investments and
    FHLB stock, net                          83,921        1,471      7.02          38,398          672     7.01
                                       ------------    ---------      ----    ------------    ---------     ----
        Total interest-earning assets  $  3,264,314    $  53,681      6.57    $  1,583,539    $  30,237     7.63
                                       ------------    ---------      ----    ------------    ---------     ----
Interest-bearing liabilities:
  NOW/money market                     $    151,584    $   1,445      3.82    $     95,796    $     602     2.52
  Savings                                   187,753        2,240      4.79         148,689        1,693     4.57
  Certificates of deposit                 1,543,507       22,031      5.73         830,027       11,759     5.68
  Trust Preferred securities                218,500        5,288      9.68          83,143        2,148    10.33
  FHLB advances and other
    borrowings                            1,025,291       14,526      5.62         355,527        5,193     5.78
                                       ------------    ---------      ----    ------------    ---------     ----
        Total interest-bearing
            liabilities                $  3,126,635    $  45,530      5.82    $  1,513,182    $  21,395     5.65
                                       ------------    ---------      ----    ------------    ---------     ----
Excess of interest-earning assets
   over interest-bearing liabilities   $    137,679                           $     70,357
                                       ============                           ============
Net interest income                                    $   8,151                              $   8,842
                                                       =========                              =========
Interest rate spread                                                  0.75%                                 1.98%
                                                                      =====                                 =====
Net interest margin                                                   1.00%                                 2.23%
                                                                      =====                                 =====
Ratio of interest-earning assets to
 interest-bearing liabilities                104.40%                          104.65%
                                             =======                          =======

----------------------
(1) Short-term investments include FHLB overnight deposits, securities purchased under agreements to resell, federal funds sold and certificates of deposit.

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

                                                           Three Months Ended June 30,
                                              -------------------------------------------------------------
                                                                  1998 Vs. 1997
                                              -------------------------------------------------------------
                                                            Increase (Decrease) Due To
                                              -------------------------------------------------------------
                                              Changes          Changes          Changes            Total
                                                 In               In                 In           Increase/
                                              Volume             Rate          Rate/volume       (Decrease)
                                              ------           ------          -----------       -----------
                                                                 (Dollars in thousands)
Interest income attributable to:
  Loans                                       $ 22,180         $  (2,896)         $ (2,694)         $ 16,590
  Mortgage-backed securities                     5,810              (303)             (888)            4,619
  Short-term investments (1)                     1,751               (20)             (191)            1,540
  Tax certificates                                (154)               65               (15)             (104)
  Long-term investments and FHLB
     stock                                         803                (1)               (3)              799
                                              --------         ----------         ---------         --------
       Total interest income                    30,390            (3,155)           (3,791)           23,444
                                              --------         ----------         ---------         --------
Interest expense attributable to:
    NOW/money market                               351               311               181               843
    Savings                                        445                81                21               547
    Certificates of deposit                     10,108                88                76            10,272
    Trust Preferred securities                   3,497              (136)             (221)            3,140
    FHLB advances and other
      borrowings                                11,291              (162)           (1,796)            9,333
                                              --------         ----------         ---------         --------
       Total interest expense                   25,692               182            (1,739)           24,135
                                              --------         ---------          ---------         --------
Increase (decrease) in net interest income    $  4,698         $  (3,337)         $ (2,052)         $   (691)
                                              ========         ==========         =========         =========


------------

(1) Short-term investments include FHLB overnight deposits, securities purchased under agreements to resell, federal funds sold and certificates of deposit.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED JUNE 30, 1998 AND
1997.

NET INCOME AFTER PREFERRED STOCK DIVIDENDS

The Company had net income after preferred stock dividends of $4.9 million for the nine months ended June 30, 1998, compared to net income after preferred stock dividends of $3.3 million for the nine months ended June 30, 1997. All major categories of income and expense increased significantly in the nine months ended June 30, 1998 as compared to the nine months ended June 30, 1997 and reflect the significant growth the Company has experienced in the last year. Below is a more detailed discussion of each major category of income and expenses.

NET INTEREST INCOME

Net interest income before provision for loan losses increased by $5.0 million, or 21%, to $28.9 million for the nine months ended June 30, 1998 from $23.9 million for the nine months ended June 30, 1997. This increase is attributable to an increase in average earning assets of $1.6 billion, or 123%, to $2.9 billion for the nine months ended June 30, 1998 from $1.3 billion for the nine months ended June 30, 1997, offset by a decline in the net interest spread of 117 basis points. The increase in average earning assets is due primarily to loan purchases. The decline in the interest rate spread of 117 basis points from 2.25% for the nine months ended June 30, 1997 to 1.08% for the nine months ended June 30, 1998 is due to a decline in the yield on interest earning assets of 82 basis points and an increase in the rate paid on interest bearing liabilities of 35 basis points, each for the reasons discussed below.

The increase in interest income of $74.5 million, or 101%, to $148.4 million for the nine months ended June 30, 1998 from $73.9 million for the nine months ended June 30, 1997, reflects increases in interest and fees on loans of $61.5 million and increases in interest on mortgage-backed securities of $7.8 million. This increase in interest and fees on loans is due to an increase in average loans outstanding of $1.3 billion, or 122% to $2.4 billion for the nine months ended June 30, 1998 from $1.1 billion for the nine months ended June 30, 1997 which resulted primarily from purchases of residential mortgage loans in the secondary mortgage market. The results of operations for the nine months ended June 30, 1998 reflect an acceleration in the amortization of purchase premiums on loans and mortgage-backed securities which increased from $457,000 for the nine months ended June 30, 1997 to $4.7 million for the nine months ended June 30, 1998. The increase in premium amortization was largely a result of increased prepayments on purchased mortgage loans. Prepayments on purchased mortgage loans also negatively affect interest income since such loans are generally serviced by other entities who only remit funds received from prepayments on a monthly basis, which results in a loss of interest income from the delay in remittance and use of the funds from such prepayments (see "Significant Factors Affecting the Company's Business-Refinancing Risks"). As a result of prepayments, and because many of the loans purchased are adjustable-rate mortgages in the "teaser" period, the yield on loans declined from 7.87% for the nine months ended June 30, 1997 to 6.94% for the nine months ended June 30, 1998. This 93 basis point drop in the yield earned on loans was a significant factor in the decline of the yield on all interest earning assets by 82 basis points from 7.70% to 6.88%.

The increase in interest expense of $69.5 million, or 139%, to $119.5 million for the nine months ended June 30, 1998 from $50.0 million for the nine months ended June 30, 1997 primarily reflects an increase in interest expense on interest bearing deposits of $31.1 million, or 89%, from $34.8 million for the nine months ended June 30, 1997, to $65.9 million for the nine months ended June 30, 1998, an increase in interest expense on FHLB advances and other borrowings of $30.2 million from $11.7 million for the nine months ended June 30, 1997 to $41.9 million for the nine months ended June 30, 1998, and an increase in Preferred Dividends of Trust Subsidiaries of $8.2 million to $11.7 million for the nine months ended June 30, 1998 from $3.5 million for the nine months ended June 30, 1997. The increase in each of these categories reflects significant increases in the average balance for each category during the period. Of the $705 million growth in average interest bearing deposits, $627 million, or 89% was in certificates of deposits. Because the growth in interest bearing liabilities was concentrated in the higher costing categories of certificates of deposits, FHLB advances and other borrowings, and Preferred Dividends of the Trust Subsidiaries, the rate paid on interest bearing liabilities increased 35 basis points from 5.45% for the nine months ended June 30, 1997 to 5.80% for the nine months ended June 30, 1998.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the nine months ended June 30, 1998 was $1,350,000 as compared to $695,000 for the nine months ended June 30, 1997. This increase is related to the strong loan growth in the nine months ended June 30, 1998. (See "Discussion of Financial Condition Changes from September 30, 1997 to June 30, 1998 - Assets").

The provision for loan losses represents management's estimate of the charge to operations after reviewing the nature, volume, delinquency status, and inherent risk in the loan portfolio in relation to the allowance for loan losses.

NON-INTEREST INCOME

Non-interest income for the nine months ended June 30, 1998 was $5.2 million compared with $2.5 million for the nine months ended June 30, 1998, an increase of $2.7 million. This increase is primarily due to the gain on sale of loans and mortgage-backed securities of $3.3 million recorded in the nine months ended June 30, 1998 while there was no gain for the same period in 1997.

NON-INTEREST EXPENSES

Operating expenses increased $6.5 million, or 39%, to $23.2 million for the nine months ended June 30, 1998 compared to $16.7 million for the nine months ended June 30, 1997. The increase in expenses is attributable to the growth and branch office expansion the Company has experienced. Total expenses, as a percentage of average assets, decreased from 1.67% for the nine months ended June 30, 1997 to 1.04% for the nine months ended June 30, 1998.

INCOME TAXES

The income tax provision was $3.8 million for the nine months ended June 30, 1998, compared to $3.6 million for the nine months ended June 30, 1997. The increase in income taxes is the result of the Company's higher pre-tax earnings during the nine months ended June 30, 1998, compared to the nine months ended June 30, 1997.

PREFERRED STOCK DIVIDENDS

Preferred stock dividends for the nine months ended June 30, 1998 were $699,000, a decrease of $1.5 million, as compared to $2.2 million for the nine months ended June 30, 1997. This decrease is the result of the conversion to Class A Common Stock of the Noncumulative Convertible Preferred Stock, Series C and C-II, the conversion to common stock and redemption of outstanding shares of the Series 1996 and

Series 1993 Preferred Stock, a decrease in the dividend rate on the Series B Preferred Stock, as well as the redemption by the Company of 452,883 shares of the 9% Noncumulative Perpetual Preferred Stock.

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

                                                                Nine Months Ended June 30,
                                    -------------------------------------------------------------------------------
                                                          1998                                 199
                                    ----------------------------------------     -----------------------------------
                                          Average                                 Average
                                          Balance       Interest   Yield/Rate     Balance      Interest  Yield/Rate
                                          -------       --------   ---------      -------      --------  ---------
                                                                   (Dollars In Thousands)
Interest-earning assets:
  Loans receivable, net               $  2,417,931    $  125,944     6.94%      $1,089,582    $  64,405     7.87%
  Mortgage-backed securities               252,385        12,560     6.64           95,671        4,844     6.75
  Short-term investments (1)                85,972         3,696     5.67           30,943        1,318     5.62
  Tax certificates                          36,597         2,004     7.30           35,253        1,966     7.44
  Long-term investments and
    FHLB stock, net                         78,722         4,175     7.08           26,876        1,399     6.95
                                      ------------    ----------     ----       ----------    ---------     ----
        Total interest-earning assets $  2,871,607    $  148,379     6.88       $1,278,325    $  73,932     7.70
                                      ------------    ----------     ----       ----------    ---------     ----
Interest-bearing liabilities:
  NOW/money market                    $    119,827    $    3,331     3.72       $   88,953    $   1,602     2.41
  Savings                                  179,657         6,361     4.73          132,438        4,543     4.59
  Certificates of deposit                1,308,987        56,224     5.74          682,330       28,678     5.62
  Trust Preferred securities               158,051        11,664     9.84           45,150        3,525    10.41
  FHLB advances and other
    borrowings                             975,987        41,921     5.67          272,974       11,665     5.64
                                      ------------    ----------     ----       ----------    ---------     ----
        Total interest-bearing
            liabilities               $  2,742,509    $  119,501     5.80       $1,221,845    $  50,013     5.45
                                      ------------    ----------     ----       ----------    ---------     ----
Excess of interest-earning assets
   over interest-bearing liabilities  $    129,098                              $   56,480
                                      ============                              ==========
Net interest income                                   $   28,878                              $  23,919
                                                      ==========                              =========
Interest rate spread                                                 1.08%                                  2.25%
                                                                     =====                                  =====
Net interest margin                                                  1.34%                                  2.48%
                                                                     =====                                  =====
Ratio of interest-earning assets to
 interest-bearing liabilities               104.71%                             104.62%
                                            =======                             =======

-----------------

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


                                                              Nine Months Ended June 30,
                                              -------------------------------------------------------------
                                                                    1998 Vs. 1997
                                              -------------------------------------------------------------
                                                              Increase (Decrease) Due To
                                              -------------------------------------------------------------
                                              Changes          Changes          Changes            Total
                                                 In               In                 In           Increase/
                                              Volume             Rate          Rate/Volume       (Decrease)
                                              ------            -----          -----------       ----------
                                                                 (Dollars in thousands)
Interest income attributable to:
  Loans                                       $ 75,342        $  (5,720)          $ (8,083)         $ 61,539
  Mortgage-backed securities                     7,935              (83)              (136)            7,716
  Short-term investments (1)                     2,344               12                 22             2,378
  Tax certificates                                  76              (36)                (2)               38
  Long-term investments and FHLB
     stock                                       2,726               20                 30             2,776
                                              --------        ---------           --------          --------
       Total interest income                    88,423           (5,807)            (8,169)           74,447
                                              --------        ----------          ---------         --------
Interest expense attributable to:
    NOW/money market                               556              871                302             1,729
    Savings                                      1,620              146                 52             1,818
    Certificates of deposit                     26,338              630                578            27,546
    Trust Preferred securities                   8,815             (193)              (483)            8,139
    FHLB advances and other
      borrowings                                32,037               61             (1,842)           30,256
                                              --------        ---------           ---------         --------
       Total interest expense                   69,366            1,515             (1,393)           69,488
                                              --------        ---------           ---------         --------
Increase (decrease) in net interest income    $ 19,057        $  (7,322)          $ (6,776)         $  4,959
                                              ========        ==========          =========         ========

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

The following table presents the Bank's exposure to interest rate risk calculated as a percentage change in NPV to the present value of total assets as of March 31, 1998, as calculated by the OTS model based on information provided to the OTS by the Company.

              CHANGE IN INTEREST RATES                                         RATIO OF NPV
                    IN BASIS POINTS               PRESENT VALUE OF      TO THE PRESENT VALUE OF
                     (RATE SHOCK)       NPV          TOTAL ASSETS             TOTAL ASSETS           CHANGE
             ------------------------  ----          ------------             ------------           ------
                                                  (Dollars In Thousands)

                        +200          $239,572         $3,177,314                7.54%               (2.95)%
                        +100           301,930          3,249,667                 9.29               (1.20)
                      Static           346,730          3,304,679                10.49                   -
                        -100           373,419          3,342,159                11.17                0.68
                        -200           387,884          3,368,205                11.52                1.02

While the above table reflects a small increase in exposure to interest rate risk from the December 31, 1997 period, such exposure can change significantly upon changes in balance sheet composition and other variables including market interest rates and prepayments.

RISKS ASSOCIATED WITH THE COMPANY'S ADJUSTABLE RATE MORTGAGE LOANS. The Company has purchased and intends to continue to purchase a significant amount of residential mortgage loans. During the nine months ended June 30, 1998 and the year ended September 30, 1997, the Company purchased $2.2 billion and

$913.7 million, respectively, of one-to-four family residential loans, of which $ 1.9 billion and $728.2 million, respectively, were adjustable rate mortgage loans ("ARMs"). At June 30, 1998 the Company's residential loan portfolio included $2.0 billion of ARMs (80% of the Company's gross loan portfolio). The ARMs purchased by the Company generally have annual interest rate adjustment caps that limit rate increases or decreases to 2% per year. Further, the ARMs purchased by the Company generally provide for initial rates of interest below the rates which would prevail were the contractual index and margin used for repricing applied initially (the "teaser rate period").

If market interest rates rise rapidly, the annual and lifetime interest rate adjustment caps on the ARMs may limit the increase in the interest rates on the ARMs relative to the increase in market interest rates, and yields on ARMs with teaser rates may be limited to repricing at interest rates below the contractual index plus the margin. At June 30, 1998, $1.3 billion of the Company's ARM loans (44% of the Company's gross loan portfolio) were in the teaser rate period with an average teaser rate of 6.55% and an average fully indexed rate of 8.26%. Rapid increases in market interest rates may not be fully reflected in loans which are in the teaser rate period and may, accordingly, have a negative impact on the Company's net interest margin.

REFINANCING RISKS. A significant portion of the Company's loans receivable are single-family residential mortgages that generally have an imbedded option that allows the borrower to prepay the loan at any time without penalty. A substantial portion of these loans have been purchased by the Company in the secondary mortgage market at a premium.

In the current interest rate environment, when long-term interest rates are generally low on a historical basis and the spread between short-term rates and long-term rates is relatively narrow, prepayments of ARMs and higher fixed-rate mortgages tend to accelerate. In addition, at June 30, 1998, $1.3 billion of the Company's ARMs had teaser rates, substantially all of which will be subject to interest rate adjustments within the next twelve months. Teaser rate loans may tend to be prepaid near the end of the teaser period in the current interest rate environment, creating higher levels of prepayments on loans overall which the Company may not be able to reinvest quickly enough and at sufficient interest rates to mitigate the effect on its net interest margin.

Premiums, net of discount and deferred origination costs, which at June 30, 1998 were $41.9 million, are recognized as a reduction to interest income using the interest method over the contractual life of the loans adjusted for estimated prepayments, based on the Company's historical prepayment experience. As prepayments accelerate, the Company's historical prepayment experience changes, resulting in a shortening of the estimated life of the loan portfolio, and an increase in the rate at which premiums are expensed, resulting in a greater reduction in interest income. Accelerated prepayments could, therefore, have a material adverse effect on the Company's results of operations. Based on a continuation of the current interest rate environment, a significant portion of the premium may be expensed in a relatively short term period.

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

RISKS ASSOCIATED WITH INVESTMENTS AND MORTGAGE-BACKED SECURITIES. The Company purchases fixed and adjustable rate mortgage-backed and other securities for liquidity, yield and risk management purposes. The Company has also, and will continue to, securitize whole loans in its loan portfolio primarily for liquidity and collateral purposes. Such securities provide liquidity through the ability of the Company to dispose of certain securities from time to time and the ability of the Company to use securities as collateral for borrowings, thereby adding leverage capability and lower borrowing costs. Certain securities are purchased for risk management purposes when the terms of those securities mitigate interest rate, credit, prepayment or basis risk within the Company's balance sheet. Certain purchases of securities may increase risk in one area while decreasing risk in another, or may not mitigate any existing risk. The Company manages its exposure to risk in its acquisition of securities through its selection of prices, collateral and terms. Changes in market interest rates and/or prepayment rates associated with the Company's investments and mortgage-backed securities could negatively impact the Company's net interest margin.

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

                           PART II - OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K
                  (a)      Exhibits.

                                    27.1  Financial Data Schedule
                  (b)      Reports on Form 8-K.

                           The Company filed the following current reports on Form 8-K during the quarter for which this report is filed:
                           (i) Current Report on Form 8-K dated June 19,
                               1998 reporting the Company's acquisition of Central Bank.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                                BANKUNITED FINANCIAL CORPORATION

                                                By: /s/ Clifford A. Hope
                                                   ----------------------------
                                                   Clifford A. Hope
                                                   Executive Vice President
                                                   and Chief Financial Officer

Date: August 13, 1998

                      BANKUNITED FINANCIAL CORPORATION AND
                  SUBSIDIARIES Form 10-Q for the Quarter Ended
                                  June 30, 1998

                                Index To Exhibits
                                -----------------

                                                                   SEQUENTIALLY
EXHIBIT NO.                                                       NUMBERED PAGE
----------                                                        -------------
    27.1   Financial Data Schedule..............................