Form 10-Q/A
period 1998-03-31
BANKUNITED FINANCIAL CORP
filed 1998-09-29
CIK 894490

FORM 10-Q/A (NO. 2)


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


The number of shares outstanding of the registrant's common stock at the close of business on September 25, 1998 was 17,813,607 shares of Class A Common Stock, $.01 par value, and 331,743 shares of Class B Common Stock, $.01 par value.


This Form 10-Q/A contains 30 pages.
The Index to Exhibits appears on page 29.


                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

             Form 10-Q/A Report for the Quarter Ended March 31, 1998

                                      INDEX

                                                                                                           PAGE NO.
                                                                                                           --------
PART I - FINANCIAL INFORMATION

         Item 1.       FINANCIAL STATEMENTS

                       Consolidated Statements of Financial Condition as of
                       March 31, 1998 (unaudited) and September 30, 1997                                       3

                       Consolidated Statements of Operations (unaudited)
                       for the Three Months and Six Months Ended March 31, 1998
                       and March 31, 1997                                                                      4

                       Consolidated Statements of Cash Flows (unaudited)
                       for the Six Months Ended March 31, 1998
                       and March 31, 1997                                                                      6

                       Condensed Notes to Consolidated Financial
                       Statements (unaudited)                                                                  7

         Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       Financial Condition and Results of Operations                                          11


         Item 3.       QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK                             25


PART II - OTHER INFORMATION

         Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                    26

         Item 6.       EXHIBITS AND REPORTS ON FORM 8-K                                                       26




                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (NOTE 1)

                                                                                   MARCH 31,
                                                                                      1998            SEPTEMBER  30,
                                                                                   (UNAUDITED)             1997
-------------------------------------------------------------------------------------------------------------------
                                                                                       (DOLLARS IN THOUSANDS)
ASSETS
Cash                                                                         $    13,265               $   10,571
Federal Home Loan Bank overnight deposits                                        105,867                   79,413
Tax certificates (net of reserves of $535 at March 31, 1998 and
 $697 at September 30, 1997)                                                      31,374                   49,283
Investments held to maturity (market value of approximately
 $14,526 at March  31, 1998 and $14,613 at September 30, 1997)                    14,479                   14,494
Investments available for sale, at market                                         27,011                   10,166
Mortgage-backed securities, held to maturity (market
  value of approximately $338,148 at March 31, 1998
  and $11,292 at September 30, 1997) (Note 2)                                    340,064                   11,352
Mortgage-backed securities available for sale, at market                         135,227                  108,919
Loans receivable, net                                                          2,374,131                1,661,381
Mortgage loans held for sale (market value of approximately $153,022
 at March 31, 1998 and $105,980 at September 30, 1997)                           152,304                  104,342
Other interest earning assets                                                     48,328                   33,599
Office properties and equipment, net                                              10,621                    7,371
Real estate owned, net                                                             1,499                      611
Accrued interest receivable                                                       24,635                   16,261
Mortgage servicing rights                                                          5,056                    4,783
Goodwill                                                                          19,361                   14,278
Prepaid expenses and other assets                                                 23,746                   18,582
                                                                             -----------               ----------
       Total assets                                                          $ 3,326,968               $2,145,406
                                                                             ===========               ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits                                                                     $ 1,833,904               $1,195,892
Advances from Federal Home Loan Bank                                             904,466                  671,484
Securities sold under agreements to repurchase (Note 2)                          175,000                   30,000
Company obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely junior subordinated deferrable interest
  debentures of the Company (Note 3)                                             218,500                  116,000
Interest payable (primarily on deposits and advances from Federal Home
  Loan Bank)                                                                       6,650                    3,844
Advance payments by borrowers for taxes and insurance                             10,088                   10,688
Accrued expenses and other liabilities                                            24,057                   17,853
                                                                             -----------               ----------
       Total liabilities                                                       3,172,665                2,045,761
                                                                             -----------               ----------
STOCKHOLDERS' EQUITY:
Preferred stock, Series B, 1993, 1996 and 9%, $0.01 par value. Authorized shares
  - 10,000,000; issued and outstanding shares - 901,697 at
  March  31,1998 and 2,175,296 at September 30, 1997 (Note 4)                          9                       22
Class A Common Stock, $.01 par value.  Authorized shares - 30,000,000;
  issued and outstanding shares - 15,181,691 at March  31, 1998 and
  9,257,098 at September 30, 1997 (Note 4)                                           152                       92
Class B Common Stock, $.01 par value.  Authorized shares - 3,000,000;
  issued and outstanding shares - 286,499 at March 31, 1998 and 275,685
  at September 30, 1997                                                                3                        3
 Additional paid-in capital                                                      137,748                   86,679
 Retained earnings                                                                15,742                   11,988
 Net unrealized gains on securities available for sale,  net of tax                  649                      861
                                                                             -----------               ----------
       Total stockholders' equity                                                154,303                   99,645
                                                                             -----------               ----------
       Total liabilities and stockholders' equity                            $ 3,326,968               $2,145,406
                                                                             ===========               ==========

SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 1)

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                -------------------------------
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
                                                                                =======                 =======


SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 1)

                                                                                   SIX MONTHS ENDED MARCH 31,
                                                                             ----------------------------------
                                                                                           (UNAUDITED)
                                                                                   1998                    1997
                                                                                   ----                    ----
                                                                           (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
Interest income:
  Interest and fees on loans                                                 $ 82,627                  $ 37,678
  Interest on mortgage-backed securities (Note 2)                               5,957                     2,860
  Interest on short-term investments                                            1,971                     1,134
  Interest and dividends on long-term investments
    and other earning assets                                                    4,143                     2,024
                                                                             --------                  --------
      Total interest income                                                    94,698                    43,696
                                                                             --------                  --------

Interest expense:
  Interest on deposits                                                         40,200                    20,769
  Interest on borrowings                                                       27,395                     6,472
  Preferred dividends of Trust Subsidiary (Note 3)                              6,376                     1,377
                                                                             --------                  --------
      Total interest expense                                                   73,971                    28,618
                                                                             --------                  --------

   Net interest income before provision for loan losses                        20,727                    15,078
Provision for loan losses                                                       1,050                       415
                                                                             --------                  --------

   Net interest income after provision for loan losses                         19,677                    14,663
                                                                             --------                  --------

Non-interest income:
  Service fees, net                                                               957                     1,449
  Gain on sale of loans and mortgage-backed securities                          1,539                         2
  Other                                                                           163                       150
                                                                             --------                  --------
      Total non-interest income                                                 2,659                     1,601
                                                                             --------                  --------

Non-interest expenses:
  Employee compensation and benefits                                            5,174                     4,436
  Occupancy and equipment                                                       2,094                     1,615
  Insurance                                                                       538                       471
  Professional fees - legal and accounting                                      1,191                       542
  Other operating expenses                                                      6,198                     3,493
                                                                             --------                  --------
      Total non-interest expenses                                              15,195                    10,557
                                                                             --------                  --------

      Income before income taxes and preferred stock dividends                  7,141                     5,707
Income taxes                                                                    2,874                     2,265
                                                                             --------                  --------

      Net income before preferred stock dividends                               4,267                     3,442
Preferred stock dividends of the Company                                          514                     1,449
                                                                             --------                  --------
      Net income after preferred stock dividends                             $  3,753                  $  1,993
                                                                             ========                  ========

Earnings Per Share (Note 7)
   Basic                                                                     $   0.27                  $   0.26
                                                                             ========                  ========
   Diluted                                                                   $   0.26                  $   0.25
                                                                             ========                  ========

Weighted average number of common shares assumed outstanding during the period:
   Basic                                                                       13,963                     7,598
                                                                             ========                  ========
   Diluted                                                                     15,470                     8,414
                                                                             ========                  ========


SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 1)

                                                                                   SIX MONTHS ENDED MARCH 31,
                                                                            -----------------------------------
                                                                                           (UNAUDITED)
                                                                                  1998                    1997
                                                                                  ----                    ----
                                                                                     (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                                 $   4,267                $    3,442
 Adjustments to reconcile net income to net cash (used in)
   operating activities:
   Provision for loan losses                                                    1,050                       415
   Provision for losses on tax certificates                                      (162)                       45
   Depreciation and amortization                                                  693                       546
   Amortization of discounts and premiums on investments                           15                        14
   Amortization of discounts and premiums on mortgage-backed securities          (425)                       95
   Amortization of discounts and premiums on loans                              2,101                       (46)
   Amortization of loan servicing assets                                          668                       561
   Amortization of goodwill                                                       446                       184
Loans originated for sale                                                     (89,660)                   (5,193)
Increase in accrued interest receivable                                        (8,374)                   (2,224)
Increase (decrease) in interest payable on deposits and FHLB advances           2,806                    (1,345)
Increase (decrease) in accrued expenses                                        (1,645)                    1,662
Increase in accrued taxes                                                       4,270                       231
Decrease in deferred taxes                                                     (2,534)                     (632)
Decrease in other liabilities                                                    (547)                  (23,033)
(Increase) decrease in prepaid expenses and other assets                       (5,511)                    1,843
Proceeds from sale of loans                                                    49,069                     5,971
Recovery on loans                                                                   8                        19
(Gain) loss on sales of loans                                                  (1,116)                       11
Gain on sale of mortgage-backed securities                                       (423)                       --
Loss on sales of real estate owned                                                 10                       373
                                                                            ---------                ----------
    Net cash (used in) operating activities                                   (44,994)                  (17,061)
                                                                            ----------               -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans                                                      (1,002,815)                 (220,838)
Proceeds from sale of real estate owned                                           492                     1,252
Purchase of investment securities                                             (13,041)                   (5,844)
Purchase of mortgage securities                                               (40,491)                  (33,768)
Purchase of other earning assets                                              (34,330)                   (4,947)
Proceeds from repayments of mortgage-backed securities                         42,178                     7,861
Proceeds from repayments of other earning assets                               20,274                     9,176
Proceeds from repayments of investment securities                               2,000                       651
Proceeds from sale of mortgage securities                                      16,646                        --
Purchases of premises and equipment                                            (3,731)                     (725)
Net decrease in tax certificates                                               18,070                    13,245
Purchase of Consumers, net of acquired cash equivalents                        13,995                        --
Purchase of Suncoast's cash equivalents                                            --                    32,803
                                                                            ---------                ----------
    Net cash (used in) investing activities                                  (980,753)                 (201,134)
                                                                            ----------               -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits                                                      542,773                   181,632
Net increase (decrease) in other borrowings                                   369,948                   (37,016)
Net proceeds from issuance of preferred stock                                      --                         3
Net proceeds from issuance of common stock (Note 4)                            44,830                       771
Net proceeds from issuance of trust preferred securities (Note 3)              98,900                    67,426
Preferred Stock purchase                                                          (43)                       --
Preferred Stock, Series 1996 called                                               (85)                       --
Preferred Stock, Series 1993 called                                              (314)                       --
Dividends paid on the Company's preferred stock                                  (514)                   (1,449)
Decrease in advances from borrowers for taxes and insurance                      (600)                     (730)
                                                                            ----------               -----------
   Net cash provided by financing activities                                1,054,895                   210,637
                                                                            ---------                ----------
Increase (decrease) in cash and cash equivalents                               29,148                    (7,558)
Cash and cash equivalents at beginning of period                               89,984                    34,136
                                                                            ---------                ----------
Cash and cash equivalents at end of period                                  $ 119,132                $   26,578
                                                                            =========                ==========
SUPPLEMENTAL DISCLOSURES:
Transfer from loans to real estate owned                                    $   1,390                $    1,633
                                                                            =========                ==========
Interest paid on deposits and borrowings                                    $  67,321                $   27,261
                                                                            =========                ==========
Income taxes paid                                                           $   1,764                $        -
                                                                            =========                ==========

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


These securities mature March 31, 2028 and pay a preferential cumulative cash distribution at an annual rate of 9%. The Company and BankUnited Capital III have the right to defer payment of interest for up to 5 years. The Company has guaranteed all of the obligations of the Trust Preferred Securities.


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

The Office of Thrift Supervision ("OTS") requires that BankUnited, FSB (the "Bank"), a wholly owned subsidiary, meet minimum regulatory, core and risk-based capital requirements. Currently, the Bank exceeds all regulatory capital requirements. The Bank's required, actual and excess regulatory capital levels as of March 31, 1998 were as follows:

                                   REQUIRED                         ACTUAL                         EXCESS
                            ------------------              ------------------              ------------------
                                         % OF                            % OF                            % OF
                            AMOUNT      ASSETS              AMOUNT      ASSETS              AMOUNT      ASSETS
                            ------      ------              ------      ------              ------      ------
                                                            (DOLLARS IN THOUSANDS)
Core Capital               $  129,917       4.0%           $   293,067       9.0%           $ 163,150         5.0%
Risk-Based Capital         $  125,943       8.0%           $   297,980      18.9%           $ 172,037        10.9%

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

7.       EARNINGS PER SHARE

                                                                       FOR THE THREE MONTHS ENDED
                                                                              MARCH 31, 1998
                                                     ----------------------------------------------------------
                                                       INCOME                  SHARES                 PER SHARE
                                                     (NUMERATOR)           (DENOMINATOR)               AMOUNT
                                                     -----------           -------------              ---------
                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income before preferred stock
   dividends.......................................     $   2,292
Less: Preferred stock dividends....................          (182)
                                                        ----------

Basic EPS:
Income available to common
   stockholders....................................         2,110                 14,976                $ 0.14
                                                                                                        ======

Effect of Dilutive Securities:
Warrants and options...............................                                  747
Convertible preferred stock........................            25                    306
                                                        ---------               --------

Diluted EPS:
Income available to common
   stockholders and assumed conversions............     $   2,135                 16,029                $  0.13
                                                        =========               ========                =======



                                                                       FOR THE THREE MONTHS ENDED
                                                                              MARCH 31, 1997
                                                     ----------------------------------------------------------
                                                       INCOME                  SHARES                 PER SHARE
                                                     (NUMERATOR)           (DENOMINATOR)               AMOUNT
                                                     -----------           -------------              ---------
                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income before preferred stock
   dividends ......................................     $   1,843
Less: Preferred stock dividends....................          (777)
                                                        ----------

Basic EPS:
Income available to common
   stockholders....................................         1,066                  8,389                $ 0.13
                                                                                                        ======

Effect of Dilutive Securities:
Warrants and options...............................                                  480
Convertible preferred stock........................             -                      - (*)
                                                        ---------               --------

Diluted EPS:
Income available to common
   stockholders and assumed conversions............     $   1,066                  8,869                $  0.12
                                                        =========               ========                =======


                                                                        FOR THE SIX MONTHS ENDED
                                                                              MARCH 31, 1998
                                                     ----------------------------------------------------------
                                                       INCOME                  SHARES                 PER SHARE
                                                     (NUMERATOR)           (DENOMINATOR)               AMOUNT
                                                     -----------           -------------              ---------
                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income before preferred stock
   dividends ......................................     $   4,267
Less: Preferred stock dividends....................          (514)
                                                        ----------

Basic EPS:
Income available to common
   stockholders....................................         3,753                 13,963                $ 0.27
                                                                                                        ======

Effect of Dilutive Securities:
Warrants and options...............................                                  735
Convertible preferred stock........................           200                    772
                                                        ---------               --------

Diluted EPS:
Income available to common
   stockholders and assumed conversions............     $   3,953                 15,470                $  0.26
                                                        =========               ========                =======



                                                                        FOR THE SIX MONTHS ENDED
                                                                              MARCH 31, 1997
                                                     ----------------------------------------------------------
                                                       INCOME                  SHARES                 PER SHARE
                                                     (NUMERATOR)           (DENOMINATOR)               AMOUNT
                                                     -----------           -------------              ---------
                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income before preferred stock
   dividends ......................................     $   3,442
Less: Preferred stock dividends....................        (1,449
                                                        ---------

Basic EPS:
Income available to common
   stockholders....................................         1,993                  7,598                $ 0.26
                                                                                                        ======

Effect of Dilutive Securities:
Warrants and options...............................                                  402
Convertible preferred stock........................            84                    414(*)
                                                        ---------               --------

Diluted EPS:
Income available to common
   stockholders and assumed conversions............     $   2,077                  8,414                $  0.25
                                                        =========               ========                =======



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

The following table sets forth information concerning the Company's non-performing assets as of the dates indicated.

                                                                          MARCH 31,            SEPTEMBER 30,
                                                                            1998                    1997
                                                                          ---------            -------------
                                                                              (DOLLARS IN THOUSANDS)
Non-accrual loans                                                        $11,557                   $10,866
Restructured loans                                                           834                     1,888
Loans past due 90 days and still accruing                                     --                        --
                                                                         -------                   -------
         Total non-performing loans                                       12,351                    12,754
Non-accrual tax certificates                                                 819                       958
REO                                                                        1,499                       611
                                                                         -------                   -------
         Total non-performing assets                                     $14,699                   $14,323
                                                                         =======                   =======

Allowance for tax certificates losses                                    $   535                   $   697
Allowance for loan losses                                                  4,844                     3,693
                                                                         -------                   -------
         Total allowance                                                 $ 5,379                   $ 4,390
                                                                         =======                   =======

Non-performing assets as a percentage of
   total assets                                                             0.44%                     0.67%
Non-performing loans as a percentage of
   total loans                                                              0.49%                     0.72%
Allowance for loan losses as a percentage of
   total loans                                                              0.19%                     0.21%
Allowance for loan losses as a percentage of
   non-performing loans                                                    39.22%                    28.96%
Net charge-offs as a percentage of
   average total loans                                                      0.01%                     0.04%

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

                                                                     THREE MONTHS ENDED MARCH 31,
                                          -------------------------------------------------------------------------
                                                          1998                                 1997
                                          -----------------------------------     ---------------------------------
                                          AVERAGE                                 AVERAGE
                                          BALANCE       INTEREST   YIELD/RATE     BALANCE      INTEREST  YIELD/RATE
                                          -------       --------   ----------     --------     --------  ----------
                                                                     (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans receivable, net                 $ 2,611,424    $ 45,734       7.01%     $1,061,931    $ 21,062      7.94%
  Mortgage-backed securities                190,552       3,765       7.90          93,024       1,551      6.67
  Short-term investments (1)                110,089       1,551       5.64          48,479         667      5.50
  Tax certificates                           35,455         608       6.86          29,990         541      7.22
  Long-term investments and
    FHLB stock, net                          90,497       1,590       7.10          22,525         384      6.94
                                        -----------    --------       ----      ----------    --------      ----
        Total interest-earning assets     3,038,017      53,248       7.01       1,255,949      24,205      7.71
                                        -----------    --------       ----      ----------    --------      ----
Interest-bearing liabilities:
  NOW/money market                          139,360       1,137       3.31          98,236         587      2.42
  Savings                                   183,207       2,130       4.72         142,819       1,595      4.53
  Certificates of deposit                 1,363,203      19,350       5.76         699,150       9,705      5.63
  Trust Preferred securities                139,917       3,468      10.05          51,778       1,349     10.57
  FHLB advances and other
    borrowings                            1,113,811      15,803       5.68         217,570       2,967      5.45
                                        -----------    --------       ----      ----------    --------      ----
        Total interest-bearing
            liabilities                   2,939,498      41,888       5.75       1,209,553      16,203      5.42
                                        -----------    --------       ----      ----------    --------      ----

Excess of interest-earning assets
   over interest-bearing liabilities    $    98,519                             $   46,396
                                        ===========                             ==========

Net interest income                                    $ 11,360                               $  8,002
                                                       ========                               ========
Interest rate spread                                                  1.26%                                 2.29%
                                                                      ====                                  ====
Net interest margin                                                   1.45%                                 2.49%
                                                                      ====                                  ====
Ratio of interest-earning assets to
 interest-bearing liabilities                103.35%                                103.84%
                                             ======                                 ======

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

                                                                THREE MONTHS ENDED MARCH 31,
                                              -------------------------------------------------------------
                                                                        1998 VS. 1997
                                              -------------------------------------------------------------
                                                                  INCREASE (DECREASE) DUE TO
                                              -------------------------------------------------------------
                                              CHANGES           CHANGES         CHANGES            TOTAL
                                                IN                IN              IN             INCREASE/
                                              VOLUME             RATE          RATE/VOLUME       (DECREASE)
                                              ------            -------        -----------       ----------
                                                                   (DOLLARS IN THOUSANDS)
Interest income attributable to:
  Loans                                       $ 29,201         $  (1,623)         $ (2,906)         $ 24,672
  Mortgage-backed securities                     1,626               287               301             2,214
  Short-term investments (1)                       848                16                20               884
  Tax certificates                                  99               (27)               (5)               67
  Long-term investments and FHLB
     stock                                       1,180                 9                17             1,206
                                              --------         ---------          --------          --------
       Total interest-earning assets            32,954            (1,338)           (2,573)           29,043
                                              --------         ---------          --------          --------

Interest expense attributable to:
    NOW/money market                               246               214                90               550
    Savings                                        451                65                19               535
    Certificates of deposit                      9,218               219               208             9,645
    Trust Preferred securities                   2,297               (66)             (112)            2,119
    FHLB advances and other
      borrowings                                12,184               109               543            12,836
                                              --------         ---------          --------          --------
       Total interest-bearing liabilities       24,396               541               748            25,685
                                              --------         ---------          --------          --------
Increase (decrease) in net interest income    $  8,558         $  (1,879)         $ (3,321)         $  3,358
                                              ========         =========          ========          ========

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

                                                                   SIX MONTHS ENDED MARCH 31,
                                          -------------------------------------------------------------------------
                                                          1998                                 1997
                                          -----------------------------------     ---------------------------------
                                          AVERAGE                                 AVERAGE
                                          BALANCE       INTEREST   YIELD/RATE     BALANCE      INTEREST  YIELD/RATE
                                          -------       --------   ----------     --------     --------  ----------
                                                                        (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans receivable, net                 $ 2,338,659    $ 82,627      7.06%       $ 944,782    $  37,678     7.96%
  Mortgage-backed securities                151,810       5,957      7.85           85,784        2,860     6.67
  Short-term investments (1)                 68,787       1,971      5.67           40,664        1,134     5.52
  Tax certificates                           39,874       1,438      7.21           33,373        1,297     7.77
  Long-term investments and
    FHLB stock, net                          76,123       2,705      7.12           21,115          727     6.90
                                        -----------    --------      ----        ---------    ---------     ----
        Total interest-earning assets     2,675,253      94,698      7.07        1,125,718       43,696     7.75
                                        -----------    --------      ----        ---------    ---------     ----
Interest-bearing liabilities:
  NOW/money market                          122,685       1,885      3.08           85,531        1,000     2.34
  Savings                                   175,609       4,121      4.71          124,313        2,850     4.60
  Certificates of deposit                 1,191,728      34,194      5.75          608,482       16,919     5.58
  Trust Preferred securities                127,827       6,376     10.00           26,154        1,377    10.56
  FHLB advances and other
    borrowings                              951,334      27,395      5.70          231,698        6,472     5.53
                                        -----------    --------      ----        ---------    ---------     ----
        Total interest-bearing
            liabilities                   2,569,183      73,971      5.74        1,076,178       28,618     5.32
                                        -----------    --------      ----        ---------    ---------     ----

Excess of interest-earning assets
   over interest-bearing liabilities    $   106,070                              $  49,540
                                        ===========                              =========

Net interest income                                    $ 20,727                               $ 15,078
                                                       ========                               ========
Interest rate spread                                                 1.33%                                  2.43%
                                                                     ====                                   ====
Net interest margin                                                  1.55%                                  2.66%
                                                                     ====                                   ====
Ratio of interest-earning assets to
 interest-bearing liabilities                104.13%                                104.60%
                                             ======                                 ======

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

                                                                SIX MONTHS ENDED MARCH 31,
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

              CHANGE IN INTEREST RATES                                         RATIO OF NPV
                    IN BASIS POINTS                 PRESENT VALUE OF    TO THE PRESENT VALUE OF
                     (RATE SHOCK)       NPV            TOTAL ASSETS              TOTAL ASSETS      CHANGE
              ------------------------  ---         ----------------    -----------------------    ------
                                                     (DOLLARS IN THOUSANDS)
                        +200          $145,518         $2,914,133                 4.99%              (2.76)%
                        +100           196,418          2,970,131                 6.61               (1.14)
                      Static           233,578          3,013,714                 7.75                   -
                        -100           258,617          3,046,151                 8.49                0.74
                        -200           272,417          3,068,295                 8.88                1.13

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

                 The stockholders voted to elect the nominees for directors as follows:

                                                       VOTES FOR         VOTES AGAINST        VOTES ABSTAINING
                                                       ---------         -------------        ----------------
                  Lawrence H. Blum                     1,679,680            30,706                  0
                  Alfred R. Camner                     1,679,955            30,430                  0
                  James A. Dougherty                   1,679,955            30,430                  0
                  Patricia L. Frost                    1,679,906            30,479                  0

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

                                               BANKUNITED FINANCIAL CORPORATION


Date:   September 29, 1998                     By: /s/ CLIFFORD A. HOPE
                                                   -----------------------------
                                                   Clifford A. Hope
                                                   Executive Vice President
                                                   and Chief Financial Officer


                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
                Form 10-Q/A for the Quarter Ended March 31, 1998


                                INDEX TO EXHIBITS

                                                                        SEQUENTIALLY
EXHIBIT NO.                                                             NUMBERED PAGE
-----------                                                             -------------
    27.1     Financial Data Schedule...............................

