Form 10-Q/A
period 1998-06-30
BANKUNITED FINANCIAL CORP
filed 1998-09-29
CIK 894490

FORM 10-Q/A


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

This Form 10-Q/A contains 34 pages.
The Index to Exhibits appears on page 33.


                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

             Form 10-Q/A Report for the Quarter Ended June 30, 1998

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




                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (NOTE 1)

                                                                                    JUNE 30,
                                                                                      1998           SEPTEMBER 30,
                                                                                   (UNAUDITED)           1997
                                                                                       (DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                          $   18,192               $   10,571
Federal Home Loan Bank overnight deposits                                         21,081                   79,413
Tax certificates (net of reserves of $514 at June 30, 1998 and
 $697 at September 30, 1997)                                                      50,335                   49,283
Investments held to maturity (market value of approximately
 $14,556 at June 30, 1998 and $14,613 at September 30, 1997)                      14,485                   14,494
Investments available for sale, at market                                         34,881                   10,166
Mortgage-backed securities, held to maturity (market
  value of approximately $233,490 at June 30, 1998
  and $11,292 at September 30, 1997) (Note 2)                                    236,969                   11,352
Mortgage-backed securities available for sale, at market                         191,920                  108,919
Loans receivable, net                                                          2,761,177                1,661,381
Mortgage loans held for sale (market value of approximately $103,624
 at June 30, 1998 and $105,980 at September 30, 1997)                            103,412                  104,342
Other interest earning assets                                                     45,563                   33,599
Office properties and equipment, net                                              12,227                    7,371
Real estate owned, net                                                             1,474                      611
Accrued interest receivable                                                       26,949                   16,261
Mortgage servicing rights                                                          7,565                    4,783
Goodwill (Note 5)                                                                 29,989                   14,278
Prepaid expenses and other assets                                                 27,904                   18,582
                                                                              ----------               ----------
       Total assets                                                           $3,584,123               $2,145,406
                                                                              ==========               ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits                                                                      $2,017,244               $1,195,892
Advances from Federal Home Loan Bank                                             906,466                  671,484
Securities sold under agreements to repurchase (Note 2)                          192,610                   30,000
Company obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely junior subordinated deferrable interest
  debentures of the Company (Note 3)                                             218,500                  116,000
Interest payable (primarily on deposits and advances from Federal Home
  Loan Bank)                                                                       8,474                    3,844
Advance payments by borrowers for taxes and insurance                             10,123                   10,688
Accrued expenses and other liabilities                                            35,744                   17,853
                                                                              ----------               ----------
       Total liabilities                                                       3,389,161                2,045,761
                                                                              ----------               ----------
STOCKHOLDERS' EQUITY:
Preferred stock, Series B, 1993, 1996 and 9%, $0.01 par value. Authorized shares
  - 10,000,000; issued and outstanding shares - 926,697 at
  June 30,1998 and 2,175,296 at September 30, 1997 (Note 4)                            9                       22
Class A Common Stock, $.01 par value.  Authorized shares - 30,000,000;
  issued and outstanding shares - 17,785,620 at June 30, 1998 and
  9,257,098 at September 30, 1997 (Note 4)                                           178                       92
Class B Common Stock, $.01 par value.  Authorized shares - 3,000,000;
  issued and outstanding shares - 316,499 at June 30, 1998 and 275,685
  at September 30, 1997 (Note 4)                                                       3                        3
 Additional paid-in capital                                                      176,442                   86,679
 Retained earnings                                                                16,908                   11,988
 Net unrealized gains on securities available for sale,  net of tax                1,422                      861
                                                                              ----------               ----------
       Total stockholders' equity                                                194,962                   99,645
                                                                              ----------               ----------
       Total liabilities and stockholders' equity                             $3,584,123               $2,145,406
                                                                              ==========               ==========

SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 1)

                                                                                   THREE MONTHS ENDED JUNE 30,
                                                                                -------------------------------
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
                                                                                =======                 =======


SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 1)

                                                                                  NINE MONTHS ENDED JUNE 30,
                                                                             ----------------------------------
                                                                                         (UNAUDITED)
                                                                                1998                      1997
                                                                             --------                  --------
                                                                            (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
Interest income:
  Interest and fees on loans                                                 $125,944                  $ 64,405
  Interest on mortgage-backed securities (Note 2)                              12,560                     4,844
  Interest on short-term investments                                            3,696                     1,318
  Interest and dividends on long-term investments
    and other earning assets                                                    6,179                     3,365
                                                                             --------                  --------
      Total interest income                                                   148,379                    73,932
                                                                             --------                  --------
Interest expense:
  Interest on deposits                                                         65,916                    34,823
  Interest on borrowings                                                       41,921                    11,665
  Preferred dividends of Trust Subsidiary (Note 3)                             11,664                     3,525
                                                                             --------                  --------
      Total interest expense                                                  119,501                    50,013
                                                                             --------                  --------
   Net interest income before provision for loan losses                        28,878                    23,919
Provision for loan losses                                                       1,350                       695
                                                                             --------                  --------
   Net interest income after provision for loan losses                         27,528                    23,224
                                                                             --------                  --------
Non-interest income:
  Service fees, net                                                             1,360                     2,298
  Gain on sale of loans and mortgage-backed securities                          3,291                        --
  Other                                                                           511                       219
                                                                             --------                  --------
      Total non-interest income                                                 5,162                     2,517
                                                                             --------                  --------
Non-interest expenses:
  Employee compensation and benefits                                            7,990                     6,745
  Occupancy and equipment                                                       3,290                     2,594
  Insurance                                                                       822                       701
  Professional fees - legal and accounting                                      1,449                     1,063
  Other operating expenses                                                      9,698                     5,611
                                                                             --------                  --------
      Total non-interest expenses                                              23,249                    16,714
                                                                             --------                  --------
      Income before income taxes and preferred stock dividends                  9,441                     9,027
Income taxes                                                                    3,823                     3,594
                                                                             --------                  --------
      Net income before preferred stock dividends                               5,618                     5,433
Preferred stock dividends of the Company                                          699                     2,167
                                                                             --------                  --------
      Net income after preferred stock dividends                             $  4,919                  $  3,266
                                                                             ========                  ========
Earnings Per Share (Note 7)
   Basic                                                                     $   0.33                  $   0.41
                                                                             ========                  ========
   Diluted                                                                   $   0.31                  $   0.39
                                                                             ========                  ========
Weighted average number of common shares assumed outstanding during the period:
   Basic                                                                       14,959                     7,945
                                                                             ========                  ========
   Diluted                                                                     16,009                     8,910
                                                                             ========                  ========


SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 1)

                                                                                   NINE MONTHS ENDED JUNE 30,
                                                                            -----------------------------------
                                                                                         (UNAUDITED)
                                                                               1998                     1997
                                                                            ---------                ----------
                                                                                     (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                                 $   5,618                $    5,433
 Adjustments to reconcile net income to net cash (used in)
   operating activities:
   Provision for loan losses                                                    1,350                       695
   Provision for losses on tax certificates                                       176                        48
   Depreciation and amortization                                                1,132                       858
   Amortization of fees, discounts and premiums                                 4,223                      (106)
   Amortization of loan servicing assets                                        1,069                       976
   Amortization of goodwill                                                       677                       510
Gain on sales of loans and mortgage-backed securities                          (3,291)                       --
Loans originated for sale                                                    (202,411)                   (8,635)
Increase in accrued interest receivable                                        (2,782)                   (5,055)
Increase (decrease) in interest payable on deposits and FHLB advances           4,630                      (397)
Increase in accrued taxes                                                       3,266                        60
Increase (decrease) in other liabilities                                       12,091                    (5,077)
(Increase) decrease in prepaid expenses and other assets                       (9,322)                    2,610
Proceeds from sale of loans                                                   119,308                     7,531
Other, net                                                                       (455)                     (960)
                                                                            ---------                ----------
    Net cash used in operating activities                                     (64,721)                   (1,509)
                                                                            ---------                ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans                                                      (1,248,548)                 (500,027)
Proceeds from sale of real estate owned                                           918                     1,260
Purchase of investment securities                                             (15,063)                  (22,144)
Purchase of mortgage-backed securities                                       (101,392)                  (56,499)
Purchase of other earning assets                                              (36,215)                  (19,650)
Proceeds from repayments of mortgage-backed securities                        163,523                    12,039
Proceeds from repayments of other earning assets                               24,924                    12,776
Proceeds from repayments of investment securities                              11,300                     1,851
Proceeds from sale of mortgage-backed securities                               16,641                        --
Purchases of premises and equipment                                            (5,887)                   (1,124)
Net increase in tax certificates                                                 (876)                  (23,457)
Purchase of Consumer's cash equivalents                                        13,995                        --
Purchase of Central's cash equivalents                                          4,910                        --
Purchase of Suncoast's cash equivalents                                            --                    32,803
                                                                            ---------                ----------
    Net cash used in investing activities                                  (1,171,770)                 (562,172)
                                                                            ---------                ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits                                                      657,403                   271,080
Net increase in other borrowings                                              371,948                   157,984
Net proceeds from issuance of preferred stock (Note 4)                            523                         3
Net proceeds from issuance of common stock (Note 4)                            58,712                       944
Net proceeds from issuance of trust preferred securities (Note 3)              98,900                   111,545
Preferred Stock purchase                                                          (43)                       --
Preferred Stock, Series 1996 called                                               (85)                       --
Preferred Stock, Series 1993 called                                              (314)                       --
Dividends paid on the Company's preferred stock                                  (699)                   (2,166)
Decrease (increase) in advances from borrowers for taxes and insurance           (565)                    2,044
                                                                            ---------                ----------
   Net cash provided by financing activities                                1,185,780                   541,434
                                                                            ---------                ----------
Decrease in cash and cash equivalents                                         (50,711)                  (22,247)
Cash and cash equivalents at beginning of period                               89,984                    34,136
                                                                            ---------                ----------
Cash and cash equivalents at end of period                                  $  39,273                $   11,889
                                                                            =========                ==========
SUPPLEMENTAL DISCLOSURES:
Transfer from loans to real estate owned                                    $   1,555                $    2,074
                                                                            =========                ==========
Interest paid on deposits and borrowings                                    $ 104,175                $   46,417
                                                                            =========                ==========
Income taxes paid                                                           $   1,764                $    2,940
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

On March 11, 1998, BankUnited Capital III, a special purpose wholly owned financial subsidiary of the Company, issued $102.5 million of 9% Cumulative Trust Preferred Securities (the "Trust Preferred Securities") and $4.1 million of common securities, which common securities are also wholly owned by the Company. BankUnited Capital III simultaneously purchased $106.6 million of 9% Junior Subordinated Deferrable Interest Debentures issued by BankUnited Financial Corporation, with terms similar to the Trust Preferred Securities, which are the sole assets of BankUnited Capital III.


These securities mature March 31, 2028 and pay a preferential cumulative cash distribution at an annual rate of 9%. BankUnited Financial Corporation and BankUnited Capital III have the right to defer payment of interest at any time or from time to time for up to 5 years with respect to each deferral period. BankUnited Financial Corporation has guaranteed all of the obligations of the Trust Preferred Securities.

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

7.       EARNINGS PER SHARE

                                                                       FOR THE THREE MONTHS ENDED
                                                                               JUNE 30, 1998
                                                     ---------------------------------------------------------
                                                       INCOME                  SHARES              PER SHARE
                                                     (NUMERATOR)           (DENOMINATOR)             AMOUNT
                                                     -----------           -------------           ----------
                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income before preferred stock
   dividends.......................................     $   1,351
Less: Preferred stock dividends....................          (185)
                                                        ----------

Basic EPS:
Income available to common
   stockholders....................................         1,166                 16,667                $   0.07
                                                                                                        ========

Effect of Dilutive Securities:
Warrants and options...............................                                  728
Convertible preferred stock........................            --                     --(*)
                                                        ---------                -------

Diluted EPS:
Income available to common
   stockholders and assumed conversions............     $   1,166                 17,395                $   0.07
                                                        =========                =======                ========


                                                                       FOR THE THREE MONTHS ENDED
                                                                               JUNE 30, 1997
                                                     ---------------------------------------------------------
                                                       INCOME                  SHARES              PER SHARE
                                                     (NUMERATOR)           (DENOMINATOR)             AMOUNT
                                                     -----------           -------------           ----------
                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income before preferred stock
   dividends ......................................     $   1,991
Less: Preferred stock dividends....................          (718)
                                                        ----------

Basic EPS:
Income available to common
   stockholders....................................         1,273                  8,856                $   0.14
                                                                                                        ========

Effect of Dilutive Securities:
Warrants and options...............................                                  459
Convertible preferred stock........................            34                    276(*)
                                                        ---------                -------

Diluted EPS:
Income available to common
   stockholders and assumed conversions............        $1,307                  9,591                $   0.14
                                                        =========                =======                ========



                                                                       FOR THE NINE MONTHS ENDED
                                                                               JUNE 30, 1998
                                                     ---------------------------------------------------------
                                                       INCOME                  SHARES              PER SHARE
                                                     (NUMERATOR)           (DENOMINATOR)             AMOUNT
                                                     -----------           -------------           ----------
                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income before preferred stock
   dividends ......................................     $   5,618
Less: Preferred stock dividends....................          (699)
                                                        ----------

Basic EPS:
Income available to common
   stockholders....................................         4,919                 14,959                $   0.33
                                                                                                        ========

Effect of Dilutive Securities:
Warrants and options...............................                                  733
Convertible preferred stock........................            79                    317(*)
                                                        ---------                -------

Diluted EPS:
Income available to common
   stockholders and assumed conversions............     $   4,998                 16,009                $   0.31
                                                        =========                =======                ========

                                                                       FOR THE NINE MONTHS ENDED
                                                                               JUNE 30, 1997
                                                     ---------------------------------------------------------
                                                       INCOME                  SHARES              PER SHARE
                                                     (NUMERATOR)           (DENOMINATOR)             AMOUNT
                                                     -----------           -------------           ----------
                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income before preferred stock
   dividends ......................................     $  5,433
Less: Preferred stock dividends....................       (2,167)
                                                        --------

Basic EPS:
Income available to common
   stockholders....................................        3,266                  7,945                $   0.41
                                                                                                       ========

Effect of Dilutive Securities:
Warrants and options...............................                                 432
Convertible preferred stock........................          192                    533(*)
                                                        --------                  -----

Diluted EPS:
Income available to common
   stockholders and assumed conversions............     $  3,458                  8,910                $   0.39
                                                        ========                  =====                ========

------------
(*) For the three months ended June 30, 1998 and 1997 there were 340,552 and 2,281,270 shares, respectively, of convertible preferred stock outstanding that were not included in the computation of diluted earnings per share because of their antidilutive effect. For the nine months ended June 30, 1998 and 1997 there were 310,627 and 2,168,611 shares, respectively, of convertible preferred stock outstanding that were not included in the computation of diluted earnings per share because of their antidilutive effect.

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

The following table sets forth information concerning the Company's non-performing assets as of the dates indicated.

                                                                      JUNE 30,                 SEPTEMBER 30,
                                                                        1998                       1997
                                                                      --------                 -------------
                                                                             (DOLLARS IN THOUSANDS)
Non-accrual loans                                                     $ 12,917                    $  10,866
Restructured loans                                                         933                        1,888
Loans past due 90 days and still accruing                                   --                            -
                                                                      --------                    ---------
         Total non-performing loans                                     13,850                       12,754
Non-accrual tax certificates                                             1,323                          958
REO and repossessed assets                                               1,474                          611
                                                                      --------                    ---------
         Total non-performing assets                                  $ 16,647                    $  14,323
                                                                      ========                    =========

Allowance for tax certificates losses                                 $    514                    $     697
Allowance for loan losses                                                6,164                        3,693
                                                                      --------                    ---------
         Total allowance                                              $  6,678                    $   4,390
                                                                      ========                    =========

Non-performing assets as a percentage of
   total assets                                                           0.46%                        0.67%
Non-performing loans as a percentage of
   total loans                                                            0.48%                        0.72%
Allowance for loan losses as a percentage of
   total loans                                                            0.21%                        0.21%
Allowance for loan losses as a percentage of
   non-performing loans                                                  44.50%                       28.96%
Net charge-offs as a percentage of
   average total loans                                                    0.01%                        0.04%

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

                                                                     THREE MONTHS ENDED JUNE 30,
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

                                                                  NINE MONTHS ENDED JUNE 30,
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

                                               BANKUNITED FINANCIAL CORPORATION


                                               By: /s/ CLIFFORD A. HOPE
                                                   -----------------------------
                                                   Clifford A. Hope
                                                   Executive Vice President
                                                   and Chief Financial Officer



Date: September 29, 1998

                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
                 Form 10-Q/A for the Quarter Ended June 30, 1998


                                INDEX TO EXHIBITS

                                                                          SEQUENTIALLY
EXHIBIT NO.                                                               NUMBERED PAGE
-----------                                                               -------------
 27.1          Financial Data Schedule...............................

