Form 10-K
period 1998-09-30
BANKUNITED FINANCIAL CORP
filed 1998-12-29
CIK 894490

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

                  For the fiscal year ended September 30, 1998

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

                         Commission File Number 5-43936

                        BANKUNITED FINANCIAL CORPORATION
                        --------------------------------
             (Exact name of Registrant as specified in its charter)

            FLORIDA                                             65-037773
-------------------------------                           ----------------------
(State or other jurisdiction of                              I.R.S. Employer
incorporation or organization)                            Identification Number)

255 ALHAMBRA CIRCLE, CORAL GABLES, FLORIDA                        33134
------------------------------------------                      ---------
 (Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (305) 569-2000

Securities registered pursuant to Section 12(b) of the Act:  None.

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                            ---

         The aggregate market value of the Class A Common Stock and Class B Common Stock held by non-affiliates of the Registrant, based upon the average price on December 23, 1998, was $118,495,647.* The Class A Common Stock is the only publicly traded voting security of the Registrant.

         The shares of the Registrant's common stock outstanding as of December 23, 1998 were as follows:

                           CLASS                         NUMBER OF SHARES
                           -----                         ----------------

         Class A Common Stock, $.01 par value                17,829,675
         Class B Common Stock, $.01 par value                   376,392

                       DOCUMENTS INCORPORATED BY REFERENCE

         The Registrant's Definitive Proxy Statement for its 1999 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Rule G(3) of the General Instructions for Form 10-K. Information from such Definitive Proxy Statement will be incorporated by reference into Part III, Items 10, 11, 12 and 13 hereof.

----------------
* Based on reported beneficial ownership of all directors and executive officers of the Registrant; this determination does not, however, constitute an admission of affiliated status for any of these individual stockholders.

                                     PART I

ITEM 1. BUSINESS

BUSINESS OF BANKUNITED FINANCIAL CORPORATION

GENERAL

     BankUnited Financial Corporation (the "Company" or "BankUnited") is a Florida corporation and the savings and loan holding company for BankUnited, FSB (the "Bank"). The Company currently has twenty-five branch offices, twenty-four in southeast and one in southwest Florida and anticipates opening additional branch offices in 1999 in its market area. The Company's business has traditionally consisted of attracting deposits from the general public and using those deposits, together with borrowings and other funds, to purchase nationwide and to originate in Florida single-family residential mortgage loans, and to a lesser extent, to purchase and originate commercial real estate, commercial business and consumer loans. The Company also invests in other permitted investments. The Company's revenues are derived principally from interest earned on loans, mortgage-backed securities and investments. The Company's primary expenses arise from interest paid on deposits and borrowings and non-interest operating expenses incurred in operations.

     During fiscal 1999, the Company expects to place increased emphasis on retail and commercial branches and retail and correspondent lending, with a view towards increasing the Company's margins and generating increased non-interest income. It is also anticipated that the rapid expansion experienced during the 1998 fiscal year will be moderated during the 1999 fiscal year.

     In connection with its emphasis on retail and commercial banking, as of December 1, 1998, the Company and the Bank appointed a new President and Chief Operating Officer who was formerly responsible for the Miami-Dade and Monroe County operations of the largest commercial bank operating in South Florida.

     The Bank is a member of the Federal Home Loan Bank of Atlanta (the "FHLB") and is subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision (the "OTS") and the Federal Deposit Insurance Corporation (the "FDIC"). Deposits at the Bank are insured by the Savings Association Insurance Fund to the maximum extent permitted by law.

FORWARD-LOOKING STATEMENTS

     When used in this Form 10-K or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the word or phrases "will likely result", "expect", "will continue", "anticipate", "estimate", "project", "believe" and similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including general economic factors and conditions, changes in levels of market interest rates, credit risks of lending activities, competitive and regulatory factors, and expansion strategies could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

     The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

MARKET AREA AND COMPETITION

     The Company conducts operations in Dade, Broward, Palm Beach and Collier counties ("South Florida") which geographic region, at June 30, 1998, had a total of approximately $79.7 billion in deposits at commercial banks and savings institutions (42.1% of the total of $189.3 billion of deposits in Florida). The Company intends to continue to establish or acquire branch offices in its market area and may expand into other parts of Florida.

     The Company encounters strong competition in attracting deposits and in its lending activities. Its most direct competition for deposits historically has been from commercial banks, brokerage houses, other savings associations, and credit unions located in the Company's market area, and the Company expects continued strong competition from such financial institutions in the foreseeable future. The Company also competes in its market area with the branch offices of several super-regional commercial banks and savings associations that are substantially larger and have more extensive operations than the Company. In addition, many financial institutions formerly independent and operating in South Florida have recently been acquired by larger institutions headquartered out of state. The Company's goal is to compete for savings and other deposits by offering depositors a higher level of personal service, together with a wide range of deposit products offered at competitive rates. The Company believes that this strategy will enable it to attract depositors as the number of local institutions declines and depositors who desire more personal service, particularly retirees, relocate their accounts.

     The competition in originating real estate and other loans comes principally from commercial banks, mortgage banking companies and other savings associations. The Company competes for loan originations primarily through the interest rates and loan fees which it charges, the types of loans which it offers, and the efficiency and quality of service which it provides. The Company purchases residential first mortgage loans in the existing secondary mortgage market and competes with other mortgage purchasers primarily on the basis of price. While the Company has been, and intends to continue to be, primarily a residential lender, the Company has recently increased its emphasis on commercial real estate, construction and commercial lending, as discussed more fully below. Factors that affect competition in lending include general and local economic conditions, current interest rates and volatility of the mortgage markets. As with its deposit products, the Company's strategy is to promote its higher level of personal service and to position itself as a small- to middle-market lender servicing businesses left underserved by larger institutions.

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

     In the current interest rate environment, when long-term interest rates are generally low on a historical basis and the spread between short-term rates and long-term rates is relatively narrow, prepayments of adjustable rate and higher fixed-rate mortgages tend to accelerate. As a result of the historically high levels of prepayments, the results of operations for the year ended September 30, 1998 reflect an acceleration in the amortization of purchase premiums on loans and mortgage-backed securities from $1.1 million for the year ended September 30, 1997 to $11.4 million for the year ended September 30, 1998. In turn, this caused a corresponding reduction in net interest income. To reduce the adverse impact of declining market interest rates on the Company's net interest income, the Company began to emphasize originating and purchasing fixed-rate loans in the latter half of the fiscal year.

     The Company has rate-sensitive (maturing or subject to repricing within one year) assets that exceed its rate-sensitive liabilities, resulting in a positive cumulative one-year gap position of 4.58% of total assets as of September 30, 1998. This imbalance, when coupled with the deregulation of the restrictions previously imposed on the types of savings products that financial institutions are permitted to offer, subjects the Company's earnings to change based on fluctuations in interest rates. The Company constantly attempts to reduce the sensitivity of its earnings to fluctuations in interest rates by adjusting the average maturities of its interest-bearing liabilities and interest-earning assets.

     The Company currently utilizes derivative instruments on a limited basis to hedge the interest rate risks of certain financial instruments. Interest Rate Cap contracts have been acquired by the Company to hedge the risk on an increase in market interest rates for variable rate sources of funds which are partially funding financial instruments which have interest rate terms which are fixed for certain periods of time (see Note 17 "Commitments and Contingencies" of the Notes to Consolidated Financial Statements for further discussion of the Interest Rate Cap contracts). The Interest Rate Cap contracts will be treated as cash flow hedges and it is anticipated that any change in their fair value will be substantially offset by an opposite change in the fair value of the financial instruments designated in the hedge transaction.

     There can be no assurance, however, of the degree to which the Company will be able to effectively maintain the balance of its short-term interest-earning assets as compared to its short-term interest-bearing liabilities and manage the risks to liquidity associated therewith.

     GAP TABLE. The following table sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at September 30, 1998, which are expected to reprice or mature in each of the future time periods shown.

                                                                              AT SEPTEMBER 30, 1998
                                                                          INTEREST SENSITIVITY PERIOD (1)
                                                    ----------------------------------------------------------------------------

                                                     6 MONTHS       6 MONTHS -       OVER 1-        OVER 5 -       OVER 10-
                                                      OR LESS         1 YEAR         5 YEARS        10 YEARS         YEARS
                                                    -----------     -----------    -----------     -----------    -----------
                                                                            (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Investments, tax certificates,
    Federal funds sold, FHLB
    overnight deposits and other
    interest earning assets, at cost .............. $    92,080     $    11,556    $    24,733     $    51,289    $    15,133
   Mortgage-backed securities .....................     308,754          30,848            304             511          5,339
 Loans:
   Adjustable-rate mortgages ......................   1,080,972         599,087        126,637              18             26
   Fixed-rate mortgages ...........................     195,482          84,991        508,154         260,928        124,568
   Commercial and consumer loans ..................      16,120           8,501         20,472              59             --
                                                    -----------     -----------    -----------     -----------    -----------
     Total loans ..................................   1,292,574         692,579        655,263         261,005        124,594
                                                    -----------     -----------    -----------     -----------    -----------
       Total interest-earning assets ..............   1,693,408         734,983        680,300         312,805        145,066
Nonaccrual loans ..................................          --              --             --              --             --
Other non-interest-earning assets .................          --              --             --              --             --
                                                    -----------     -----------    -----------     -----------    -----------
   Total assets ................................... $ 1,693,408     $   734,983    $   680,300     $   312,805    $   145,066
                                                    ===========     ===========    ===========     ===========    ===========
Interest-bearing liabilities:
   Customer deposits:
     Money market and NOW accounts ................ $    98,719     $    20,900    $    33,458     $    33,458    $        --
     Passbook accounts ............................     178,162          31,278         24,359          24,359             --
     Certificate accounts .........................   1,093,897         457,921         81,382             183             --
                                                    -----------     -----------    -----------     -----------    -----------
       Total customer deposits ....................   1,370,778         510,099        139,199          58,000             --
Borrowings:
   FHLB advances ..................................     255,000              --        765,000           1,466             --
 Trust Preferred ..................................          --              --             --              --        218,500
   Other borrowings ...............................     121,148              --             --              --             --
                                                    -----------     -----------    -----------     -----------    -----------
     Total borrowings .............................     376,148              --        765,000           1,466        218,500
                                                    -----------     -----------    -----------     -----------    -----------
       Total interest-bearing liabilities .........   1,746,926         510,099         904,199         59,466        218,500
Non-interest-bearing customer deposits ............          --              --             --              --             --
Other non-interest-bearing liabilities ............          --              --             --              --             --
Shareholders' equity ..............................          --              --             --              --             --
                                                    -----------     -----------    -----------     -----------    -----------
   Total liabilities and shareholders' equity       $ 1,746,926     $   510,099    $   904,199     $    59,466    $   218,500
                                                    ===========     ===========    ===========     ===========    ===========
Total interest-earning assets less
   interest-bearing liabilities ("GAP")  .......... $   (53,518)    $   224,884    $  (223,899)    $   253,339    $   (73,434)
                                                    ===========     ===========    ===========     ===========    ===========

Ratio of GAP to total assets ......................       (1.43)%          6.01%         (5.99)%        6.78 %          (1.96)%
                                                    ===========     ===========    ===========     ===========    ===========
Cumulative excess (deficiency) of
   interest-earning assets over interest-
   bearing liabilities ............................ $   (53,518)    $   171,366    $   (52,533)    $   200,806    $   127,372
                                                    ===========     ===========    ===========     ===========   ===========
Cumulative excess (deficiency) of
   interest-earning assets over interest-
   bearing liabilities, as a percentage
   of total assets ................................       (1.43)%         (4.58)%        (1.41)%          5.37%         3.41%
                                                    ===========     ===========    ===========     ===========   ===========

                                                      AT SEPTEMBER 30, 1998
                                                 INTEREST SENSITIVITY PERIOD (1)
                                                 -------------------------------
                                                       NON-
                                                     INTEREST
                                                     EARNING           TOTAL
                                                  --------------   -------------
                                                      (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Investments, tax certificates,
    Federal funds sold, FHLB
    overnight deposits and other
    interest earning assets, at cost ............    $        --   $   194,791
   Mortgage-backed securities ...................             --       345,756
 Loans:
   Adjustable-rate mortgages ....................             --     1,806,740
   Fixed-rate mortgages .........................             --     1,174,123
   Commercial and consumer loans ................             --        45,152
                                                     -----------   -----------
     Total loans ................................             --     3,026,015
                                                     -----------   -----------
       Total interest-earning assets ............             --     3,566,562
Nonaccrual loans ................................         15,999        15,999
Other non-interest-earning assets ...............        155,822       155,822
                                                     -----------   -----------
   Total assets .................................    $   171,821   $ 3,738,383
                                                     ===========   ===========
Interest-bearing liabilities:
   Customer deposits:
     Money market and NOW accounts ..............    $        --   $   186,535
     Passbook accounts ..........................             --       258,158
     Certificate accounts .......................             --     1,633,383
                                                     -----------   -----------
       Total customer deposits ..................             --     2,078,076
Borrowings:
   FHLB advances ................................             --     1,021,466
 Trust Preferred ................................             --       218,500
   Other borrowings .............................             --       121,148
                                                     -----------   -----------
     Total borrowings ...........................             --     1,361,114
                                                     -----------   -----------
       Total interest-bearing liabilities .......             --     3,439,190
Non-interest-bearing customer deposits ..........         46,748        46,748
Other non-interest-bearing liabilities ..........         53,153        53,153
Shareholders' equity ............................        199,292       199,292
                                                     -----------   -----------
   Total liabilities and shareholders' equity        $   299,193   $ 3,738,383
                                                     ===========   ===========
Total interest-earning assets less
   interest-bearing liabilities ("GAP")  ........    $        --   $   127,372
                                                     ===========   ===========

Ratio of GAP to total assets ....................             -%          3.41%
                                                     ===========   ===========
Cumulative excess (deficiency) of
   interest-earning assets over interest-
   bearing liabilities ..........................

Cumulative excess (deficiency) of
   interest-earning assets over interest-
   bearing liabilities, as a percentage
   of total assets ..............................


(1) In preparing the table above, certain assumptions have been made with regard to the repricing or maturity of certain assets and liabilities. Assumptions as to prepayments on first and second mortgage loans and mortgage-backed securities were obtained from prepayment rate tables that provide assumptions correlating to recent actual repricing experienced in the marketplace. Assumptions have also been made with regard to payments on tax certificates based on historical experience. Money market, NOW and passbook accounts are assumed to decay based upon duration estimates determined by management. The rates paid in these accounts, however, are determined by management based on market conditions and other factors and may reprice more slowly than assumed. All other assets and liabilities have been repriced based on the earlier of repricing or contractual maturity. The mortgage prepayment rate tables, deposit decay rates and the historical assumptions used regarding payments on tax certificates should not be regarded as indicative of the actual repricing that may be experienced by the Company

         YIELDS EARNED AND RATES PAID. The following table sets forth certain information relating to the categories of the Company's interest-earning assets and interest-bearing liabilities for the periods indicated. All yield and rate information is calculated on an annualized basis by dividing the income or expense item for the period by the average balances during the period of the appropriate balance sheet item. Net interest margin is calculated by dividing net interest income by average interest-earning assets. Non-accrual loans are included for the appropriate periods, whereas recognition of interest on such loans is discontinued and any remaining accrued interest receivable is reversed, in conformity with generally accepted accounting principles and federal regulations. The yields and net interest margins appearing in the following table have been calculated on a pre-tax basis.

                                                                        FOR THE YEAR ENDED SEPTEMBER 30,
                                             ---------------------------------------------------------------------------------------
                                                        1998                          1997                       1996
                                   AS OF     -----------------------------   ---------------------------- --------------------------
                                  9/30/98     AVERAGE               YIELD/    AVERAGE             YIELD/   AVERAGE            YIELD/
                               YIELD/RATE(1)  BALANCE     INTEREST   RATE     BALANCE   INTEREST   RATE    BALANCE   INTEREST  RATE
                               -------------  -------     --------   ----     -------   --------   ----    -------   --------  ----
                                                                        (Dollars in thousands)
Interest-earning assets:
   Loans receivable, net......... 7.05%      $2,529,219  $ 177,252   7.01% $1,217,181    $94,655   7.78%  $540,313  $ 41,313   7.65%
   Mortgage-backed securities.... 6.27          288,832     16,588   5.74     103,389      7,035   6.80     62,711     4,250   6.78
   Short-term investments (2).... 5.75           86,642      5,013   5.79      27,612      1,613   5.84     41,240     2,359   5.72
   Tax certificates.............. 6.10           38,978      2,952   7.57      41,162      3,171   7.70     34,831     3,018   8.66
   Long-term investments and
     FHLB stock, net ............ 7.27           81,600      5,762   7.06      33,161      2,300   6.94     17,352     1,192   6.87
                                  ----       ----------  ---------   ----  ----------    -------  -----   --------   -------   ----
     Total interest-earning
       assets.................... 6.95        3,025,271    207,567   6.86   1,422,505    108,774   7.65    696,447    52,132   7.49
                                  ----       ----------  ---------   ----  ----------    -------  -----   --------   -------   ----

Interest-bearing liabilities:
   NOW/Money Market.............. 3.00          163,513      5,083   3.11      91,515      2,236   2.44     33,148       775   2.34
   Savings....................... 4.72          193,564      8,983   4.64     137,912      6,342   4.60     59,965     2,627   4.38
   Certificate of deposits....... 5.56        1,384,710     79,365   5.73     735,008     41,558   5.65    313,521    17,389   5.55
   Trust preferred securities.... 9.53          173,288     16,952   9.78      63,008      6,473  10.27          -         -      -
   FHLB advances and other
     borrowings.................. 5.55          998,562     57,160   5.72     335,112     19,351   5.77    235,264    13,831   5.88
                                  ----       ----------  ---------   ----  ----------    -------  -----   --------   -------   ----
     Total interest-bearing
       liabilities................5.58        2,913,637    167,543   5.75   1,362,555     75,960   5.58    641,898    34,622   5.39
                                  ----       ----------  ---------   ----  ----------    -------  -----   --------   -------   ----

Excess of interest-earning
   assets over interest-bearing
   liabilities...................            $  111,634                    $   59,950                     $ 54,549
                                             ==========                    ==========                     ========

Net interest income..............                        $  40,024                       $32,814                     $17,510
                                                         =========                       =======                     =======

Interest rate spread.............  1.37%                             1.11%                         2.07%                       2.10%
                                   ====                              ====                         =====                        ====
Net interest margin..............  1.76%                             1.32%                         2.31%                       2.51%
                                   ====                              ====                         =====                        ====

Ratio of interest-earning
   assets to interest-bearing
   liabilities...................                103.83%                       104.40%                      108.50%
                                              ==========                    ==========                     ========

(1) The yields and rates along with the corresponding interest rate spread and net interest margin represent the yields earned and rates paid on the Company's interest-earning assets and interest-bearing liabilities, respectively, as of the close of business on September 30, 1998 and do not include any estimates of the effect accelerated amortization of purchased premiums would have on the yields earned.

(2) Short-term investments include FHLB overnight deposits, securities purchased under agreements to resell, federal funds sold and certificates of deposit.

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

                                                    YEAR ENDED SEPTEMBER 30,                      YEAR ENDED SEPTEMBER 30,
                                          ---------------------------------------------  ------------------------------------------
                                                          1998 V. 1997                                  1997 V. 1996
                                          ---------------------------------------------  ------------------------------------------

                                                       INCREASE (DECREASE)                          INCREASE (DECREASE)
                                                             DUE TO                                         DUE TO
                                          ---------------------------------------------  ------------------------------------------
                                                                  CHANGES                                       CHANGES
                                           CHANGES     CHANGES       IN        TOTAL       CHANGES    CHANGES      IN       TOTAL
                                              IN          IN        RATE/     INCREASE       IN         IN        RATE/    INCREASE
                                            VOLUME       RATE      VOLUME    (DECREASE)     VOLUME     RATE      VOLUME   (DECREASE)
                                          ---------   ---------   ---------   ---------   ---------   -------   -------   ---------
                                                                        (Dollars in thousands)
Interest income attributable to:
   Loans ...............................  $ 102,032   $  (9,353)  $ (10,082)  $  82,597   $  52,842   $    53   $   447   $  53,342
   Mortgage-backed securities and
     collateralized mortgage obligations     12,619      (1,098)     (1,968)      9,553       2,757        17        11       2,785
   Short-term investments (1) ..........      3,447         (15)        (32)      3,400        (780)       49       (15)       (746)
   Tax Certificates ....................       (168)        (53)          2        (219)        549      (335)      (61)        153
   Long-term investments and FHLB stock       3,360          42          60       3,462       1,078        28         2       1,108
                                          ---------   ---------   ---------   ---------   ---------   -------   -------   ---------
     Total interest-earning assets .....    121,290     (10,477)    (12,020)     98,793      56,446      (188)      384      56,642
                                          ---------   ---------   ---------   ---------   ---------   -------   -------   ---------

Interest expense attributable to:
   NOW/Money Market ....................      1,760         608         479       2,847       1,365        35        61       1,461
   Savings .............................      2,559          58          24       2,641       3,415       131       169       3,715
   Certificates of Deposit .............     36,735         569         503      37,807      23,377       338       454      24,169
   Trust preferred securities ..........     11,330        (309)       (542)     10,479          --        --     6,473       6,473
   FHLB advances and other borrowings ..     38,310        (168)       (333)     37,809       5,855      (233)     (102)      5,520
                                          ---------   ---------   ---------   ---------   ---------   -------   -------   ---------
     Total interest-bearing liabilities      90,694         758         131      91,583      34,012       271     7,055      41,338
                                          ---------   ---------   ---------   ---------   ---------   -------   -------   ---------
       Increase (decrease) in net
          interest income ..............  $  30,596   $ (11,235)  $ (12,151)  $   7,210   $  22,434   $  (459)  $(6,671)  $  15,304
                                          =========   =========   =========   =========   =========   =======   =======   =========

----------
(1) Short-term investments include FHLB overnight deposits, securities purchased under agreements to resell, federal funds sold and certificates of deposit.

LENDING ACTIVITIES

     The Company focuses its lending activity on purchasing and originating single-family residential mortgage loans. The Company's lending strategy also includes expanding its commercial real estate, commercial business, and real estate construction lending. The Company also currently offers consumer loans, such as automobile loans and boat loans.

     LOAN PORTFOLIO. The Company's loan portfolio primarily consists of adjustable-rate mortgage loans ("ARMs") and fixed-rate mortgage loans secured by one-to-four family residential and commercial real estate. As of September 30, 1998, the Company's loan portfolio totaled $3.0 billion, of which $2.8 billion or 91.5 % consisted of one-to-four family residential first mortgages. At the present time, the Company's residential real estate loans are primarily "conventional" loans not insured by the Federal Housing Administration (the "FHA") or guaranteed by the Veterans Administration (the "VA"). The Company is, however, approved to originate FHA and VA loans. As of September 30, 1998, the remainder of the Company's loan portfolio consisted of $145.9 million of commercial real estate loans (4.8 % of total loans); five-or-more units residential real estate loans of $24.4 million (0.8 % of total loans, net); $4.3 million of second mortgage loans (0.1 % of total loans, net); $30.4 million of consumer loans (1.0% of total loans, net); $15.6 million of commercial business loans (0.5 % of total loans, net); and $13.2 million of other loans (0.4% of total loans, net).

     At September 30, 1998, the Company's loan portfolio included $199.4 million, or 6.6% of the Company's total loans receivable, net, of residential mortgage loans to non-resident aliens. See "Residential Mortgage Loan Purchases and Originations" for additional information on the Company's loans to non-resident aliens.

     Set forth below is a table showing the Company's loan origination, purchase and sale activity for the periods indicated.

                                                                             YEAR ENDED SEPTEMBER 30,
                                                                ---------------------------------------------------
                                                                     1998             1997                1996
                                                                -------------     -------------      --------------
                                                                                 (IN THOUSANDS)
Total loans receivable, net, at beginning of period (1).......  $  1,765,723      $    646,385       $     453,350
Loans originated:.............................................
   Residential real estate....................................       312,749           159,533              65,954
   Commercial business and consumer...........................        73,692            18,804              16,705
                                                                 -----------       -----------        ------------
     Total loans originated...................................       386,441           178,337              82,659
Loans acquired in acquisitions (2)............................       111,786           341,394               8,116
Loans purchased (3)...........................................     2,747,061           913,653             242,099
Loans sold....................................................      (173,498)          (39,934)             (4,356)
Loans securitized.............................................      (355,469)                -                   -
Principal repayments and amortization of discounts
   and premiums...............................................    (1,435,075)         (270,281)           (133,640)
Increase in allowance for loan losses.........................        (2,435)           (1,535)               (689)
Transfers to real estate owned, net...........................        (2,520)           (2,296)             (1,154)
                                                                 -----------       -----------        ------------

   Total loans receivable, net, at end of period(1)...........  $  3,042,014      $  1,765,723       $     646,385
                                                                 ===========       ===========        ============

-------------------------
(1)  Includes loans held for sale.

(2) Loans acquired in the Central and Consumers mergers included $69.6 million of one-to-four family residential real estate loans, $15.3 million of commercial real estate loans and $26.8 million of other types of loans. The Suncoast merger included $230.7 million of one-to-four family residential real estate loans, $95.8 million of commercial real estate loans and $14.9 million of other types of loans. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Acquisitions" for additional information regarding the acquisitions.

(3) All loans purchased are one-to-four family residential real estate loans except for the purchase of $32.0 million of commercial real estate loans in fiscal 1996.

     The following table sets forth certain information with respect to the composition of the Company's loan portfolio, including mortgage loans held for sale, as of the dates indicated.

                                                                    AS OF  SEPTEMBER 30,
                          ----------------------------------------------------------------------------------------------------------
                                 1998                   1997                  1996                  1995                  1994
                          ------------------    -------------------     -----------------   ------------------    ------------------
                          AMOUNT     PERCENT    AMOUNT      PERCENT     AMOUNT    PERCENT   AMOUNT     PERCENT    AMOUNT     PERCENT
                          ------     -------    ------      -------     ------    -------   ------     -------    ------     -------
                                                                   (DOLLARS IN THOUSANDS)
First mortgage loans:
   One-to four-family
     residential loans  $2,784,494     91.5%  $1,559,823      88.3%   $568,203      87.9%  $432,472      95.4%   $393,933     95.3%
   Five or more units
      residential loans     24,392      0.8       32,163       1.8      12,559       2.0      1,124       0.2       2,164      0.5
   Commercial.........     145,819      4.8      130,197       7.4      49,318       7.6     10,223       2.3       4,469      1.1
   Construction.......       7,827      0.3        7,477       0.4           -         -        200       0.1           -        -
   Land...............       5,410      0.2        7,997       0.5       2,687       0.4        450       0.1       1,095      0.3
   Second mortgages
     loans............       4,344      0.1        5,992       0.3       2,748       0.4      2,412       0.5       2,616      0.6
                        ----------    -----   ----------     -----    --------     -----   --------     -----    --------    -----
       Total first
         and second
         mortgage loans  2,972,286     97.7    1,743,649      98.7     635,515      98.3    446,881      98.6     404,277     97.8
                        ----------    -----   ----------     -----    --------     -----   --------     -----    --------    -----

   Consumer loans.....      30,401      1.0        1,748       0.1       2,648       0.4        920       0.2       2,336      0.6
   Commercial business
     loans............      15,550      0.5       10,890       0.6       5,822       0.9      3,632       0.8       4,732      1.1
                        ----------    -----   ----------     -----    --------     -----   --------     -----    --------    -----
       Total loans
         receivable...   3,018,237     99.2    1,756,287      99.4     643,985      99.6    451,433      99.6     411,345     99.5
                        ----------    -----   ----------     -----    --------     -----   --------     -----    --------    -----
   Deferred loan fees,
     premiums and
     (discounts)......      29,905      1.0       13,129       0.8       4,558       0.7      3,386       0.7       2,783      0.7
   Allowance for loan
     losses...........      (6,128)    (0.2)      (3,693)     (0.2)     (2,158)     (0.3)    (1,469)     (0.3)       (841)    (0.2)
                        ----------    -----   ----------     -----    --------     -----   --------     -----    --------    -----

     Loans receivable,
        net...........  $3,042,014    100.0%  $1,765,723     100.0%   $646,385     100.0%  $453,350     100.0%   $413,287    100.0%
                        ==========    =====   ==========     =====    ========     =====   ========     =====    ========    =====



     The following table sets forth, as of September 30, 1998, the amount of loans (including mortgage loans held for sale) by category and expected principal repayments by year.

                                   OUTSTANDING AT                                                     2003-      2005-    2009 AND
                                 SEPTEMBER  30, 1998     1999       2000        2001       2002       2004       2008    THEREAFTER
                                 -------------------  ----------  ---------  ---------  ---------  ---------  ---------  ----------
                                                                         (IN THOUSANDS)
First mortgage loans:
   One-to-four-family residential     $2,784,494        $860,283  $ 549,271  $ 365,307  $ 251,455  $ 179,781  $ 418,077  $ 160,320
   Five-,or-more-unit residential         24,392           3,640      2,348      1,520      1,450      3,405      7,629      4,400
   Commercial....................        145,819          52,597     18,812     12,224     13,953      9,736     33,623      4,874
   Construction..................          7,827           4,123        457      3,247          -          -          -          -
   Land..........................          5,410           3,840        147        135        124        767        249        148
Second mortgage loans............          4,344           1,343        857        570        392        280        652        250
                                      ----------      ----------  ---------  ---------  ---------  ---------  ---------  ---------

Total first and second mortgage loan   2,972,286         925,826    571,892    383,003    267,374    193,969    460,230    169,992
                                      ----------      ----------  ---------  ---------  ---------  ---------  ---------  ---------

Consumer loans...................         30,401          13,449      8,584      6,849      1,519          -          -          -
Commercial business loans........         15,550          11,857        965        667      1,335        666         60          -
                                      ----------      ----------  ---------  ---------  ---------  ---------  ---------  ---------

      Total loans................     $3,018,237      $  951,132  $ 581,441  $ 390,519  $ 270,228  $ 194,635  $ 460,290  $ 169,992
                                      ==========      ==========  =========  =========  =========  =========  =========  =========


     Applicable regulations permit the Company to engage in various categories of secured and unsecured commercial and consumer lending, in addition to residential real estate financing, subject to limitations on the percentage of total assets attributable to certain categories of loans. An additional limitation imposed by regulation requires that certain types of loans only be made in aggregate amounts that do not exceed specified percentages of the institution's capital. As of September 30, 1998, 18.9% of the Company's gross loans receivable (15.3% of total assets) were secured by properties located in Florida and 16.5 % of gross loans receivable (13.3% of total assets) were secured by properties located in California. Because of this concentration, regional economic circumstances in those states could affect the level of the Company's non-performing loans.

     The following table sets forth, as of September 30, 1998, the distribution of the amount of the Company's loans (including mortgage loans held for sale) by state.

                                                                OUTSTANDING ON
     STATE                                                    SEPTEMBER 30, 1998
     -----                                                    ------------------
                                                                 (IN THOUSANDS)

     Florida(l)................................................$     571,695
     California................................................      496,450
     Illinois..................................................      180,503
     Massachusetts.............................................      163,724
     Michigan..................................................      156,496
     Colorado..................................................      155,256
     Virginia..................................................      115,805
     Texas.....................................................      100,960
     Maryland..................................................      100,694
     New York..................................................       99,921
     New Jersey................................................       80,170
     Washington................................................       77,109
     Arizona...................................................       69,705
     Ohio......................................................       66,722
     Georgia...................................................       58,620
     Connecticut...............................................       53,516
     Pennsylvania..............................................       46,720
     North Carolina............................................       44,048
     Utah......................................................       38,067
     Oregon....................................................       37,216
     Tennessee.................................................       28,276
     Missouri..................................................       27,718
     Minnesota.................................................       21,063
     Indiana...................................................       19,402
     South Carolina............................................       18,168
     Nevada....................................................       15,485
     District of Columbia......................................       13,444
     New Mexico................................................       12,837
     Kansas....................................................       11,186
     Wisconsin.................................................       10,306
     Alabama...................................................        8,542
     Oklahoma..................................................        7,468
     Idaho.....................................................        6,848
     Kentucky..................................................        6,829
     Hawaii....................................................        6,522
     Louisiana.................................................        5,961
     Delaware..................................................        5,262
     Arkansas..................................................        4,894
     Iowa......................................................        4,583
     Montana...................................................        4,099
     Rhode Island..............................................        3,936
     New Hampshire.............................................        3,682
     Nebraska..................................................        3,307
     Wyoming...................................................        2,738
     Mississippi...............................................        1,915
     Maine.....................................................        1,708
     Alaska....................................................        1,231
     Vermont...................................................        1,067
     Other(2)..................................................          461
     Not secured by real estate................................       45,902
                                                                ------------

               Total........................................... $  3,018,237
                                                                 ===========

(1) Does not include $40.0 million of tax certificates representing liens secured by properties in Florida.
(2)  Less than $1 million in any one state.

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

     The Company's ARMs generally have interest rates that adjust semi-annually, annually and, to a lesser extent, after a 3, 5 or 7 year fixed-rate term with subsequent annual interest rate adjustments at a margin over the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of one year published by the Federal Reserve. The maximum interest rate adjustment of the Company's ARMs is generally 1% semi-annually and 6% over the life of the loan, above or below the initial rate on the loan for semi-annual adjustables, or 2% annually and 6% over the life of the loan, above or below the initial rate on the loan for annual adjustables.

     The Company has purchased and originated loans with "teaser" rates that are below market rates during an initial period after the loan is originated. The teaser rate loans are generally tied to the constant maturity of one year published by the Federal Reserve. For loans with teaser rates, the borrower's ability to repay is determined by reference to the teaser rate plus 2%. As of September 30, 1998 there were approximately $492.4 million of loans with teaser rates.

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

     The Company generally applies the same underwriting criteria to residential mortgage loans purchased or originated. In its loan purchases, the Company generally reserves the right to reject particular loans from a loan package being purchased and does reject loans in a package that do not meet its commitment criteria. In determining whether to purchase or originate a loan, the Company assesses both the borrower's ability to repay the loan and the adequacy of the proposed collateral. On originations, the Company obtains appraisals of the property securing the loan. On purchases, the Company reviews the appraisal obtained by the loan seller or originator and, based upon pre-determined criteria and review of the loan file, may arrange for an updated review appraisal before purchasing the loan. An appraisal will generally be ordered if the property securing the loan is located in a designated area (such as a geographic region known for fluctuating property values), if the loan size or loan -to-value ratio meets certain thresholds, or if an underwriter or other Bank officer, upon review of the loan file, determines that it is prudent to order an appraisal. On purchases and originations, the Company reviews information concerning the income, financial condition, employment and credit history of the applicant. On purchases, the Company generally obtains a credit report on the borrower separate from that provided by the loan seller.

     The Company has adopted written, non-discriminatory underwriting standards for use in the underwriting and review of every loan considered for origination or purchase. These underwriting standards are reviewed and approved annually by the Company's Board of Directors. The Company's underwriting standards for residential mortgage loans generally conform to standards established by Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation (the "FHLMC"), except that the Company's underwriting standards allow it to make loans (i) to non-resident aliens, as discussed below, (ii) exceeding the FHMA or FHLMC limits, and (iii) in cases where specific characteristics of the loan or borrower may compensate for the lack of conformity with the FNMA or FHLMC criteria. A loan application is obtained or reviewed by the Company's underwriters to determine the borrower's ability to repay, and confirmation of the more significant information is obtained through the use of credit reports, financial statements, and employment and other verifications.

     The Company generally uses appraisals to determine the value of collateral for all loans it originates. When originating a real estate mortgage loan, the Company obtains a new appraisal of the property from an independent third party to determine the adequacy of the collateral, and such appraisal is confirmed by one of the underwriters. With respect to a substantial percentage of loans purchased, the collateral value is confirmed by reference to a review appraisal. Otherwise, the collateral value is determined by reference to the documentation contained in the original file. Borrowers are required to obtain casualty insurance and, if applicable, flood insurance in amounts at least equal to the outstanding loan balance or the maximum amount allowed by law.

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

     At September 30, 1998, approximately $199.4 million, or 6.6%, of the Company's gross loans receivable were first mortgage loans to non-resident aliens secured by single-family residences located in Florida. These loans are primarily originated by the Company in a manner similar to that described above for other residential loans. Loans to non-resident aliens generally afford the Company an opportunity to receive rates of interest higher than those available from other single-family residential loans. Nevertheless, certain aspects of such loans may involve a greater degree of risk than conforming single-family residential mortgage loans. The ability to obtain access to the borrower is more limited for non-resident aliens, as is the ability to attach or verify assets located in foreign countries. The Company has attempted to minimize these risks through its underwriting standards for such loans (including generally lower loan-to-value ratios and qualification based on verifiable assets located in the United States).

     The Company has also established a correspondent mortgage banking operation for the origination of single-family residential mortgage loans in its market area. This correspondent operation consists of a network of mortgage brokers and lenders in South Florida that generate mortgage loans for the Company. Originations in the correspondent program, together with branch lending, reached $312.7 million in fiscal 1998 and $159.5 million for the year ended September 30, 1997.

     Beginning in the Company's fiscal 1997 fourth quarter, management began a program to sell substantially all of the Company's internally generated residential loans. These loans are classified as held for sale when originated and if, after attempting to market the loans, management determines that certain loans are unable to be packaged into saleable pools, the Company may transfer such loans to its portfolio at the lower of cost or market. During the fiscal year ended September 30, 1998 and the fiscal 1997 fourth quarter, residential loans totaling $173.5 million and $30.1 million, respectively, were sold for a gain of $4.0 million and $523,000, respectively. In addition, as part of starting this program, the Company reclassified $93.5 million of its internally generated portfolio of residential loans as held for sale in the fiscal 1997 fourth quarter. Loans held for sale as of September 30, 1998 were $172.4 million.

     COMMERCIAL REAL ESTATE LENDING. The Company's commercial real estate lending division originates or purchases multi-family and commercial real estate loans from approximately $250,000 to $5.0 million. The Company's strategy is to promote commercial lending together with private banking, as both areas seek to develop long-term relationships with select businesses, real estate borrowers, and professionals. At September 30, 1998, the Company had $145.8 million of commercial real estate loans, representing a total of 4.8% of the Company's loan portfolio before net items. The Company's commercial real estate loan portfolio includes loans secured by apartment buildings, office buildings, warehouses, retail stores and other properties, which are located in the Company's primary market area. Commercial real estate loans generally are originated in amounts up to 75% of the appraised value of the property securing the loan. In determining whether to originate or purchase multi-family or commercial real estate loans, the Company also considers such factors as the financial condition of the borrower and the debt service coverage of the property. Commercial real estate loans are made at both fixed and adjustable interest rates for terms of up to 10 years.

     REAL ESTATE CONSTRUCTION LENDING. The Company makes real estate construction loans to individuals for the construction of their residences, as well as to builders and real estate developers for the construction of one-to-four-family residences and commercial and multi-family real estate. At September 30, 1998, the Company had $7.8 million of construction loans representing a total of 0.2% of the Company's loan portfolio before net items.

     COMMERCIAL BUSINESS LENDING. Commercial business loans totaled $15.6 million as of September 30, 1998 representing 0.5 % of total loans. In its commercial business loan underwriting, the Company evaluates the value of the collateral securing the loan and assesses the borrower's creditworthiness and ability to repay. While commercial business loans generally are made for shorter terms and at higher yields than one-to-four-family residential loans, such loans generally involve a higher level of risk than one-to-four-family residential loans because the risk of borrower default is greater and the collateral may be more difficult to liquidate and more likely to decline in value.

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

     As of September 30, 1998, the Company had $21.6 million in substandard assets of which $20.9 million are included in non-performing assets. Substandard assets consisted of the following:

                                                        AS OF SEPTEMBER 30, 1998
                                                        ------------------------
                                                             (IN THOUSANDS)

     One-to-four family residential loans...................  $    13,787
     Commercial real estate.................................        4,734
     Consumer and business loans............................        1,128
     REO....................................................        1,974
                                                              -----------

       Total Substandard Assets.............................  $    21,623
                                                               ==========


     In addition, $521,000 of nonresidential mortgage loans, for which reserves have been established, were classified as loss as of September 30, 1998.

     The following table sets forth information regarding the Company's allowance for loan losses for the periods indicated:

                                                                        FOR THE YEARS ENDED SEPTEMBER 30,
                                                              ----------------------------------------------------
                                                                1998       1997       1996       1995       1994
                                                              --------   --------   --------   --------   --------
                                                                                 (IN THOUSANDS)
   Allowance for loan losses, balance (at beginning
      of period)............................................  $  3,693   $  2,158   $  1,469   $    841   $  1,184
   Provisions (credit) for loan losses......................     1,700      1,295       (120)     1,221      1,187
   Allowance from acquisitions..............................     1,262        775        183          -          -

   Loans charged off:
     One-to-four family residential loans...................      (508)      (604)      (493)      (535)    (1,582)
     Commercial and other...................................       (91)         -          -        (59)         -
                                                              --------   --------   --------   --------   --------
       Total................................................      (599)      (604)      (493)      (594)    (1,582)
                                                              --------   --------   --------   --------   --------

   Recoveries:
     One-to-four family residential loans...................        33         48      1,119          1         52
     Commercial and other...................................        39         21          -          -          -
                                                              --------   --------   --------   --------   --------
       Total................................................        72         69      1,119          1         52
                                                              --------   --------   --------   --------   --------

   Allowance for loan losses, balance (at end of period)....  $  6,128   $  3,693   $  2,158   $  1,469   $    841
                                                              ========   ========   ========   ========   ========


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

     The following table sets forth the allocation of general allowance for loan losses by loan category for the periods indicated.

                                                                 AS OF SEPTEMBER 30,
                                    -------------------------------------------------------------------------------
                                             1998                        1997                     1996
                                    ------------------------  --------------------------   ------------------------
                                                 % OF LOANS                  % OF LOANS                 % OF LOANS
                                                   IN EACH                     IN EACH                    IN EACH
                                                 CATEGORY TO                 CATEGORY TO                CATEGORY TO
                                     AMOUNT      TOTAL LOANS    AMOUNT       TOTAL LOANS    AMOUNT      TOTAL LOANS
                                    --------     -----------  ---------      -----------   --------     -----------
                                                               (Dollars in thousands)
Balance at end of period
   applicable to:
One-to-four family residential
   mortgages....................... $  1,917        92.4%     $   1,873         89.2%     $   1,381         88.6%
Commercial and other loans.........    3,332         7.6          1,787         10.8            739         11.4
Unallocated........................      879         N/A             33          N/A             38          N/A
                                    --------       -----      ---------        -----      ---------        -----

Total allowances for loan losses... $  6,128       100.0%     $   3,693        100.0%     $   2,158        100.0%
                                    ========       =====      =========        =====      =========        =====

     For additional information regarding the Company's allowance for loan losses and the credit quality of the Company's assets, see "Management's Discussion and Analysis of Financial Condition and Results of
Operations--Discussion of Financial Condition Changes for the Years Ended September 30, 1998, 1997, and 1996--Credit Quality."

INVESTMENTS AND MORTGAGE-BACKED SECURITIES

     The Company maintains an investment portfolio consisting primarily of federal agency securities, FHLB overnight deposits, securities purchased under agreements to resell, trust preferred securities and tax certificates. Federal regulations limit the instruments in which the Company may invest its funds. The Company's current investment policy permits purchases only of investments (with the exception of tax certificates) rated in one of the three highest grades by a nationally recognized rating agency and does not permit purchases of securities of non-investment grade quality (such as so-called "junk bonds").

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

     Also included in the Company's investment portfolio are trust preferred securities issued by FDIC-insured financial institutions or their holding companies. Such securities are primarily acquired for their liquidity and yield characteristics.

     The following table sets forth information regarding the Company's investments and mortgage-backed securities as of the dates indicated. Amounts shown are historical amortized cost. For additional information regarding the Company's investments and mortgage-backed securities, including the carrying values and approximate market values of such securities, see Notes 1 and 6 of the Notes to Consolidated Financial Statements.

                                                                             AS OF SEPTEMBER 30,
                                                            ----------------------------------------------------
                                                                1998                1997                1996
                                                            -------------       -------------      -------------
                                                                           (DOLLARS IN THOUSANDS)
Federal funds sold........................................  $           -       $           -      $         400
Federal agency securities.................................         22,188              23,283              4,985
FHLB overnight deposits...................................         65,268              79,413             28,253
Tax certificates..........................................         40,007              49,283             40,088
Mortgage-backed securities................................        345,756             120,271             70,165
Other (1).................................................         16,015               1,377              1,711
                                                            -------------       -------------      -------------

   Total investment securities............................  $     489,234       $     273,627      $     145,602
                                                            =============       =============      =============

   Weighted average yield.................................           6.47%               6.91%              7.09%
                                                            =============       =============      =============

(1) Includes $15.3 million of trust preferred securities.

     The following table sets forth information regarding the maturities of the Company's investments as of September 30, 1998. Amounts shown are book values:

                                                                         PERIODS TO MATURITY
                                                                       FROM SEPTEMBER 30, 1998
                                                     ---------------------------------------------------------
                                     AS OF              WITHIN        1 THROUGH     5 THROUGH          OVER
                              SEPTEMBER 30, 1998        1 YEAR         5 YEARS       10 YEARS        10 YEARS
                              ------------------     -----------     -----------    -----------    -----------
                                                                  (Dollars in thousands)
Federal agency securities......  $    22,188         $     4,586     $    17,602    $         -    $         -
FHLB overnight deposits........       65,268              65,268               -              -              -
Tax certificates (1)...........       40,007              30,005          10,002              -              -
Mortgage-backed
    securities.................      345,756               3,601          19,071          1,327        321,757
Other..........................       16,015                   -             388            491         15,136
                                 -----------         -----------     -----------    ----------     ----------

   Total.......................  $   489,234         $   103,460     $    47,063    $     1,818    $   336,893
                                 ===========         ===========     ===========    ===========    ===========

   Weighted average yield......         6.47  %             6.09%           6.76%          6.29%          6.54%
                                 ===========         ===========     ===========    ===========    ===========

-------------------------

(1) Maturities are based on historical experience.

MORTGAGE LOAN SERVICING

     Prior to November 1996, the Company primarily serviced mortgage loans only for its portfolio. With the acquisition of Suncoast on November 15, 1996, the Company acquired a servicing portfolio consisting of 19,487 loans owned by outside investors. In addition, the Company retains the servicing on the internally generated residential loans that are sold in connection with the loan sales program initiated by management in the Company's 1997 fiscal fourth quarter.

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

     The following table sets forth, by category of investor, the composition of the acquired servicing portfolios of the Company as of the dates indicated:

                                         SEPTEMBER 30, 1998                            SEPTEMBER 30, 1997
                               --------------------------------------        --------------------------------------
                                  # OF                        BOOK              # OF                        BOOK
                                  LOANS       PRINCIPAL       VALUE             LOANS       PRINCIPAL       VALUE
                                  -----       ---------       -----             -----       ---------       -----
                                                               (Dollars in thousands)
FNMA.......................        1,042    $    78,007     $   1,331            1,297    $   102,805     $   1,514
FHLMC......................        2,810        250,152         2,760            2,903        246,557         2,318
Private investors..........        1,419        202,125         4,826              472         68,906           951
Private subservicing.......          280         11,676             -              320         14,275             -
                                   -----    -----------     ---------            -----    -----------     ---------

                                   5,551    $   541,960     $   8,917            4,992    $   432,543     $   4,783
                                   =====    ===========     =========            =====    ===========     =========


SOURCES OF FUNDS

     The Company's primary sources of funds for its investment and lending activities are customer deposits, loan repayments, funds from operations, the Company's capital (including trust preferred securities) and FHLB advances.

     DEPOSITS. The Company offers a full variety of deposit accounts ranging from passbook accounts to certificates of deposit with maturities of up to five years. The Company also offers transaction accounts, which include commercial checking accounts, negotiable order of withdrawal ("NOW") accounts, super NOW accounts and money market deposit accounts. The rates paid on deposits are established periodically by management based on the Company's need for funds and the rates being offered by the Company's competitors with the goal of remaining competitive without offering the highest rates in the market area. In addition, as of September 30, 1998, the Company had $75.0 million in brokered certificates of deposits.

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

     The following table sets forth information concerning the Company's deposits by account type and the weighted average nominal rates at which interest is paid thereon as of the dates indicated:

                                                                             AS OF SEPTEMBER 30,
                                                   ----------------------------------------------------------------------
                                                            1998                    1997                    1996
                                                   ----------------------  ----------------------  ----------------------
                                                       AMOUNT       RATE       AMOUNT       RATE       AMOUNT       RATE
                                                   -------------    ----   -------------    ----   -------------     ----
                                                                           (DOLLARS IN THOUSANDS)
Passbook accounts:
   Regular.......................................  $     258,127    4.72%  $     160,522    4.66%  $      73,741     4.44%
   Holiday club..................................             31    2.00              35    2.00              39     2.00
                                                   -------------           -------------           -------------
     Total passbook accounts.....................        258,158                 160,557                  73,780
                                                   -------------           -------------           -------------

Checking:
   Insured money market..........................        115,104    4.05          20,325    4.00          16,556     3.87
   NOW and non-interest-bearing accounts.........        118,179    1.97          78,907    2.28          24,566     1.49
                                                   -------------           -------------           -------------
     Total transaction accounts..................        233,283                  99,232                  41,122
                                                   -------------           -------------           -------------

     Total passbook and checking accounts........        491,441                 259,789                 114,902
                                                   -------------           -------------           -------------

Certificates:
   30-89-day certificates of deposit.............          3,485    4.63               -       -               -        -
   3-5-month certificates of deposit.............         96,221    5.20          18,674    4.94           7,114     4.67
   6-8-month certificates of deposit.............        516,674    5.47         439,091    5.67         159,850     5.40
   9-11-month certificates of deposit............        104,296    5.69          15,721    5.66          20,279     5.45
   12-17-month certificates of deposit...........        618,385    5.62         285,305    5.73         124,637     5.49
   18-23-month certificates of deposit...........          9,770    5.64          20,410    5.80          12,375     5.79
   24-29-month certificates of deposit...........         35,497    5.76          58,279    5.84          42,875     5.94
   30-35-month certificates of deposit...........         15,040    5.89          12,517    5.85           1,774     5.57
   36-60-month certificates of deposit...........         72,856    6.07          64,106    6.07          22,300     5.93
   Public funds..................................         86,159    5.35          22,000    5.78               -        -
   Brokered certificates of deposit..............         75,000    5.66               -       -               -        -
                                                   -------------           -------------           -------------

     Total certificates..........................      1,633,383                 936,103                 391,204
                                                   -------------           -------------           -------------

       Total.....................................  $   2,124,824           $   1,195,892           $     506,106
                                                   =============           =============           =============

         Weighted average rate...................                   5.18%                   5.32%                    5.11%


     The following table sets forth information by various rate categories regarding the amounts of the Company's certificate accounts (under $100,000) as of September 30, 1998 that mature during the periods indicated:

                                                                             PERIODS TO MATURITY
                                                                           FROM SEPTEMBER 30, 1998
                                                          ---------------------------------------------------------
                                         AS OF              WITHIN          1 TO            2 TO         MORE THAN
                                  SEPTEMBER 30, 1998        1 YEAR         2 YEARS         3 YEARS        3 YEARS
                                  ------------------      -----------    -----------    -----------     -----------
                                                                               (IN THOUSANDS)
Certificate accounts:
   4.00% to 4.99%................     $    56,956         $    55,548    $     1,060    $       348     $         -
   5.00% to 5.99%................       1,173,855           1,145,179         22,106          4,352           2,218
   6.00% to 6.99%................          63,502              22,106          4,218          1,957          35,221
   7.00% to 7.99%................           1,437                 298          1,087             52               -
                                      -----------         -----------    -----------    -----------     -----------
     Total certificate accounts

       (under $100,000)..........     $ 1,295,750         $ 1,223,131    $    28,471    $     6,709     $    37,439
                                      ===========         ===========    ===========    ===========     ===========

     The following table sets forth information by various rate categories regarding the amounts of the Company's jumbo ($100,000 and over) certificate accounts as of September 30, 1998 that mature during the periods indicated:

                                                                             PERIODS TO MATURITY
                                                                           FROM SEPTEMBER 30, 1998
                                                          ---------------------------------------------------------
                                         AS OF              WITHIN          1 TO            2 TO         MORE THAN
                                  SEPTEMBER 30, 1998        1 YEAR         2 YEARS         3 YEARS        3 YEARS
                                  ------------------      -----------    -----------    -----------     -----------
                                                                               (IN THOUSANDS)
Jumbo certificate accounts:
   4.00% to 4.99%................     $    21,005         $    20,577    $       213    $       215     $         -
   5.00% to 5.99%................         306,676             304,595          1,627            251             203
   6.00% to 6.99%................           9,722               3,963            687            349           4,723
   7.00% to 7.99%................             230                   -            230              -               -
                                      -----------         -----------    -----------    -----------     -----------

   Total Jumbo certificate
     amounts.....................     $   337,633         $   329,135    $     2,757    $       815     $     4,926
                                      ===========         ===========    ===========    ===========     ===========

     Included in the table of jumbo certificates accounts above, are $86.2 million in certificates of deposit issued to the State of Florida, referred to as public funds, where $76.6 million have interest rates ranging from 5.05% to 5.63% and $10.0 million have interest rates of 4.80%.

     Of the Company's total deposits, excluding public funds, at September 30, 1998, 1997, and 1996, 12.3%, 11.5%, and 10.5%, respectively, were deposits of
$100,000 or more issued to the general public. Although jumbo certificates of deposit are generally more rate sensitive than smaller size deposits, management believes that the Company will retain these deposits.

     In fiscal 1998, the Company opened six new branch offices and acquired four branch offices from Central. The branches acquired from Consumers were closed and the deposits were consolidated with an existing branch of the Company. In fiscal 1999, the Company intends to open several new branch offices including two that are scheduled to be opened in the first quarter of 1999.

     BORROWINGS. When the Company's primary sources of funds are not sufficient to meet deposit outflows, loan originations and purchases and other cash requirements, the Company may borrow funds from the FHLB of Atlanta and from other sources. The FHLB system acts as an additional source of funding for savings institutions. In addition, the Company uses subordinated notes, securities sold under agreements to repurchase and trust preferred securities in order to increase available funds.

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

     During the 1997 and 1998 fiscal years, the Company issued an aggregate of $227.2 million in Junior Subordinated Deferrable Interest Debentures, which were purchased by its Delaware trust subsidiaries primarily with proceeds from the sale of trust preferred securities. See Note 12 of the Notes to Consolidated Financial Statements for a description of the Junior Subordinated Deferrable Interest Debentures and the trust preferred securities.

     During November 1998, the Bank established a program to issue up to $500 million aggregate principal amount of its Senior Notes backed by an irrevocable standby letter of credit from the FHLB of Atlanta. The notes, none of which have been issued, may have either a fixed or variable rate of interest determined at the time of issuance and will mature no sooner than 9 months and no more than 10 years from the date of issuance. The Bank intends to use the net proceeds from the sale of the notes for general corporate purposes that will ultimately promote home financing or other housing activity and assist the Bank's asset/liability management. The notes have been rated "Aaa" by Moody's Investors Service, Inc. and "AAA" by Standard and Poor's Rating Services.

     The following tables set forth information as to the Company's borrowings as of the dates and for the periods indicated.

                                                                      AT SEPTEMBER 30,
                                        ---------------------------------------------------------------------------
                                                 1998                      1997                       1996
                                        ----------------------    ----------------------     ----------------------
                                                      WEIGHTED                  WEIGHTED                  WEIGHTED
                                                       AVERAGE                   AVERAGE                   AVERAGE
                                          BALANCE       RATE         BALANCE      RATE         BALANCE      RATE
                                        -----------     ----      -----------     ----       -----------    ----
                                                                  (DOLLARS IN THOUSANDS)
PERIOD END BALANCES:
FHLB advances(l)......................  $ 1,021,466     5.61%     $   671,484     5.87%      $   237,000    5.73%
Company Obligated Mandatorily
   Redeemable Trust Preferred
   Securities of Subsidiary Trusts
   Holding Solely Junior
   Subordinated Deferrable
   Interest Debentures of
   the Company(2).....................      218,500     9.53          116,000    10.17                 -       -
Subordinated notes....................            -        -                -        -               775    9.00
Securities sold under agreements
   to repurchase(3)...................      121,148     5.43           30,000     5.64                 -       -
                                        -----------     ----      -----------     ----       -----------    ----

   Total borrowings...................  $ 1,361,114     6.22%     $   817,484     6.47%      $   237,775    5.74%
                                        ===========     ====      ===========     ====       ===========    ====

                                                                      AT SEPTEMBER 30,
                                        ---------------------------------------------------------------------------
                                                 1998                      1997                       1996
                                        ----------------------    ----------------------     ----------------------
                                                      WEIGHTED                  WEIGHTED                  WEIGHTED
                                                       AVERAGE                   AVERAGE                   AVERAGE
                                          BALANCE       RATE         BALANCE      RATE         BALANCE      RATE
                                        -----------     ----      -----------     ----       -----------    ----
                                                                  (DOLLARS IN THOUSANDS)
AVERAGE BALANCES:
FHLB advances(l)......................  $   901,269     5.64%     $   325,580     5.77%      $   234,489    5.77%
Company Obligated Mandatorily
   Redeemable Trust Preferred
   Securities of Subsidiary Trusts
   Holding Solely Junior Subordinated
   Deferrable Interest Debentures of
   the Company(2).....................      173,288     9.81           63,008    10.27                 -       -
Subordinated notes....................            -        -              704    10.53               775    9.00
Securities sold under agreements to
   repurchase(3)......................       97,292     5.69            8,828     5.73                 -       -
                                        -----------     ----      -----------     ----       -----------    ----

   Total borrowings...................  $ 1,171,849     6.26%     $   398,120     6.49%      $   235,264    5.78%
                                        ===========     ====      ===========     ====       ===========    ====

-------------------------

   (1) The maximum amount of FHLB advances outstanding during the years ended September 30, 1998, 1997 and 1996 was $1.3 billion, $671.5 million and $244.0 million, respectively.

   (2) The maximum amount of trust preferred securities outstanding during the years ended September 30, 1998, 1997 and 1996 was $218.5 million, $116.0 million and $0.0 million, respectively.

   (3) The maximum amount of securities sold under agreements to repurchase at any month-end during the years ended September 30, 1998, 1997, and 1996 was $192.6 million, $30.0 million and $0.0 million, respectively.

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

     BankUnited Mortgage Corporation, a Florida corporation ("BMC"), is a wholly owned operating subsidiary of the Company which was established in 1996 for the purpose of servicing loans secured by real property. BMC is currently inactive.

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

     BUFC Financial Services, Incorporated, a Florida corporation ("BUFC"), is a wholly owned operating subsidiary of the Company organized in 1997 for the purpose of selling annuities, insurance and securities products. During fiscal 1998, BUFC implemented a program for selling fixed annuities, and, more recently, variable annuities and mutual finds, to customers of the Bank and others. The program is conducted separate from the business of the Bank, under the supervision of licenced insurance agents and a registered broker-dealer, and is expected to continue and expand during the 1999 fiscal year. BUFC is also reviewing the feasibility of selling traditional life, health or property and casualty insurance products.

     BankUnited Financial Services, Inc., a Florida corporation, is a wholly owned operating subsidiary of the Company, organized in 1997 for the purpose of brokering loans.

     CRE Properties, Inc., a Florida corporation, is a wholly owned operating subsidiary of the Bank that holds title to, maintains, manages and supervises the disposition of commercial real estate acquired through foreclosure. CRE Properties, Inc. was established in 1998 for the purpose of insulating the Bank from risk of liability concerning maintenance, management and disposition of commercial real estate.

EMPLOYEES

     At September 30, 1998, the Company had 383 full-time equivalent employees. The Company's employees are not represented by a collective bargaining group, and the Company considers its relations with its employees to be excellent. The Company provides employee benefits customary in the savings industry, which include group medical and life insurance, a 401(k) savings plan and paid vacations. The Company also provides a profit sharing plan and incentive compensation plans (including stock bonus and stock option plans) for officers, directors and employees.

REGULATION

The following discussion is a summary of the significant provisions of the banking laws and regulations which affect the Company and the Bank.

     THE FINANCIAL INSTITUTIONS REFORM, RECOVERY, AND ENFORCEMENT ACT OF 1989. The FIRREA, which was enacted in response to concerns regarding the soundness of the thrift industry limits savings institutions' business activities, and establishes their regulatory capital requirements. The FIRREA establishes the OTS as the primary federal regulator for savings institutions. Deposits at the Bank are insured through the Savings Association Insurance Fund ("SAIF"), a separate fund managed by the FDIC for institutions whose deposits were formerly insured by the FSLIC. Regulatory functions relating to deposit insurance are generally exercised by the FDIC and the FDIC also manages conservatorships and receiverships of insolvent thrifts.

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

     The FDICIA also requires that the federal banking agencies include components for interest rate risk, concentration of credit risk and the risk of non-traditional activities in their risk-based capital requirements. See "--Savings Institution Regulations--Regulatory Capital Requirements" below for a description of the OTS rule that incorporates an interest rate risk component in the risk-based capital requirement. Although implementation of this rule has been postponed indefinitely.

     In addition, the FDICIA requires each federal banking agency to have standards relating to internal controls, information systems, and internal audit systems that are designed to assess the financial condition and management of the institution; loan documentation; credit underwriting; interest rate exposure; asset growth; and compensation, fees and benefits. The FDICIA also establishes the qualified thrift lender ("QTL") investment percentage applicable to SAIF-insured institutions, (see "--Savings

Institution Regulations--Qualified Thrift Lender Test" below) and pursuant to the FDICIA, a risk based assessment system for insured depository institutions (see "--Savings Institution Regulations--Insurance of Accounts" below) has been implemented. The FDICIA further requires annual on-site full examinations of depository institutions, with certain exceptions, and annual reports on institutions' financial and management controls.

     THE RIEGLE-NEAL INTERSTATE BANKING AND BRANCHING EFFICIENCY ACT OF 1994. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Branching Act") , which was enacted in September 1994, generally does not directly affect savings associations, except for a provision that allows an insured savings association that was an affiliate of a bank on July 1, 1994, to act as the bank's agent as though it were an insured bank affiliate of the bank.

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

     In September 1996, Congress enacted legislation to eliminate this disparity, and any competitive disadvantage between BIF and SAIF member institutions, from SAIF deposit insurance premiums, which were generally higher that BIF deposit insurance premiums. The legislation provided for a one-time assessment to be imposed on all deposits assessed at the SAIF rates, as of March 31, 1995, in order to recapitalize the SAIF. It also provided for the merger of the BIF and the SAIF on January 1, 1999 if no savings associations then exist. The special assessment rate was established at .657% of deposits by the FDIC and the resulting assessment of $2.6 million (exclusive of an additional $2.3 million payment which relates to Suncoast deposits) was paid in November 1996. This special assessment significantly increased non-interest expense and adversely affected the Bank's results of operations for the year ended September 30, 1996. As a result of the special assessment, the Bank's deposit insurance premiums were initially reduced to 6.7 basis points, and as of September 30, 1998 to 6.2 basis points based upon its current risk classification and the new assessment schedule for SAIF insured institutions. These premiums are subject to change in future periods.

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

     REGULATORY CAPITAL REQUIREMENTS. As mandated by the FIRREA, the OTS adopted capital standards under which savings institutions must currently maintain (i) a tangible capital requirement of 1.5% of adjusted total assets, (ii) a leverage (or core capital) ratio of 3.0% of adjusted total assets, and (iii) a risk-based capital requirement of 8.0% of risk-weighted assets. These requirements (which cannot be less stringent than those applicable to national banks) apply to the Bank. Under current law and regulations, there are no capital requirements directly applicable to the Company. See also -"Changes to Capital Requirements" below.

     Under the current OTS regulations, "tangible capital" includes common shareholders' equity (including retained earnings), noncumulative perpetual preferred stock and related earnings, certain qualifying nonwithdrawable accounts and pledged deposits, and minority interests in fully consolidated subsidiaries, less intangible assets (except certain servicing assets) and specified portions of debt and equity investments in certain subsidiaries. "Core capital" is tangible capital plus limited amounts of intangible assets meeting marketability criteria. The "risk-based capital" requirement provides that an institution's total capital must equal

8% of risk-weighted assets. Certain institutions will be required to deduct an interest rate risk component from their total capital, as described below. "Total capital" equals core capital plus "supplementary capital" (which includes specified amounts of cumulative preferred stock, certain limited-life preferred stock, subordinated debt and other capital instruments) in an amount equal to not more than 100% of core capital. "Risk-weighted assets" are determined by assigning designated risk weights based on the credit risk associated with the particular asset. As provided by OTS regulations, representative risk weights include: 0% for cash and assets that are backed by the full faith and credit of the United States; 20% for cash items in the process of collection, FHLB stock, agency securities not backed by the full faith and credit of the United States and certain high-quality mortgage-related securities; 50% for certain revenue bonds, qualifying mortgage loans, certain non-high-quality mortgage-related securities and certain qualifying residential construction loans; and 100% for consumer, commercial and other loans, repossessed assets, assets that are 90 or more days past due, and all other assets.

     As of September 30, 1998, the Bank's tangible, core and risk-based capital ratios were 8.7%, 8.7% and 17.5% respectively.

     The OTS regulatory capital regulations take into account a savings institution's exposure to the risk of loss from changing interest rates. Under the regulations, a savings institution with an above normal level of interest rate risk exposure will be required to deduct an IRR component from its total capital when determining its compliance with the risk-based capital requirements. An "above normal" level of interest rate risk exposure is a projected decline of 2% in the net present value of an institution's assets and liabilities resulting from a 2% swing in interest rates. The IRR component will equal one-half of the difference between the institution's measured interest rate exposure and the "normal" (i,e. 2%) level of exposure. Savings institutions are required to file data with the OTS that the OTS will use to calculate, on a quarterly basis, the institutions' measured interest rate risk and IRR components. The IRR component to be deducted from capital is the lowest of the IRR components for the preceding three quarters. The OTS may waive or defer an institution's IRR component on a case-by-case basis. Implementation of the IRR requirements have been delayed. As of September 30, 1998, the Company would not have been required to deduct an IRR component from its total capital when determining its compliance with the Bank's risk-based capital.

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

     A "well capitalized" institution must have total risk-based capital of 10% or more, core capital of 5% or more and Tier I risk-based capital (based on the ratio of core capital to risk-weighted assets) of 6% or more and may not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the OTS. The Bank is a well capitalized institution under the definitions as adopted. An institution will be categorized as "adequately capitalized" if it has total risk-based capital of 8% or more, Tier 1 risk-based capital of 4% or more, and either core capital of 4% or more or core capital 3% or more and a CAMEL composite rating of 1; "undercapitalized" if it has total risk-based capital of less than 8%, Tier I risk-based capital of less than 4%, or either core capital of less than 4% or core capital of less than 3% and a CAMEL rating of 1; "significantly undercapitalized" if it has total risk-based capital of less than 6%, Tier 1 risk-based capital of less than 3%, or core capital of less than 3%; and "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to less than 2%.

     In the case of an institution that is categorized as "undercapitalized," or worse, such an institution must submit a capital restoration plan to the OTS. An undercapitalized depository institution generally will not be able to acquire other banks or thrifts, establish additional branches, pay dividends, or engage in any new lines of business unless consistent with its capital plan. A "significantly undercapitalized" institution will be subject to additional restrictions on its affiliate transactions, the interest rates paid by the institution on its deposits, the institution's asset growth, compensation of senior executive officers, and activities deemed to pose excessive risk to the institution. Regulators may also order a significantly undercapitalized institution to hold elections for new directors, terminate any director or senior executive officer employed for more than 180 days prior to the time the institution became significantly undercapitalized, or hire qualified senior executive officers approved by the regulators.

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

     RESTRICTIONS ON DIVIDENDS AND OTHER CAPITAL DISTRIBUTIONS. The current OTS regulation applicable to the payment of dividends or other capital distributions by savings institutions imposes limits on capital distributions based on an institution's regulatory capital levels and net income. An institution that meets or exceeds all of its capital requirements (both before and after giving effect to the distribution) and is not in need of more than normal supervision would be a "Tier 1 association." A Tier I association may make capital distributions during a calendar year of up to the greater of (i) 100% of net income for the current calendar year plus 50% of its capital surplus or (ii) the amount permitted for a "Tier 2 association" which is 75% of its net income over the most recent four quarters. Any additional capital distributions would require notice and opportunity for objection or prior regulatory approval. The Bank currently exceeds its fully phased-in capital requirements and qualifies as a Tier I association under the regulation. A "Tier 3 association" is defined as an institution that does not meet all of the minimum regulatory capital requirements and therefore may not make any capital distributions without the prior approval of the OTS.

     Savings institutions must provide the OTS with at least 30 days written notice before making any capital distributions. All such capital distributions are also subject to the OTS' right to object to a distribution on safety and soundness grounds.

     The OTS has proposed regulations that would revise the current capital distribution restrictions to conform to the rules of the other banking agencies. The proposed rule would require a savings association to file an application with the OTS prior to making any capital distribution, if the total amount of the association's capital distributions, including the proposed distribution, for the applicable calendar year exceeds the associations net income for that year to date plus the association's net income for the preceding two years or if the association is not eligible for expedited treatment. A notice would be required if an application is not required, but the savings association would not be at least adequately capitalized after the distribution, the proposed distribution would reduce the amount of or retire any part of the associations common or preferred stock or any part of debt instruments such as notes or debentures included in capital (other than regular debt payments on approved debt instruments), the proposed distribution would violate any applicable statute, regulation or agreement between the association and the OTS, or the association is a holding company subsidiary. In all other circumstances not listed herein, no notice or application would be required. A savings association would qualify for expedited treatment if it has a CAMEL rating of 1 or 2, has a CRA rating of satisfactory or better, has a compliance rating of 1 or 2, is meeting all of its capital requirements, and is not of supervisory concern. The OTS may disapprove a notice or deny an application if the association would be undercapitalized after the distribution, if the OTS determines that the distribution raises safety or soundness concerns, or if the distribution violates any applicable statute, regulation or agreement between the OTS and the association.

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

     Any savings institution that fails to become or remain a QTL must either convert to a national bank charter or be subject to restrictions specified in the OTS regulations. Any such savings institution that does not become a bank will be: (i) prohibited from making any new investment or engaging in activities that would not be permissible for national banks; (ii) prohibited from establishing any new branch office in a location that would not be permissible for a national bank in the institution's home state; (iii) ineligible to obtain new advances from any FHLB; and (iv) subject to limitations on the payment of dividends comparable to the statutory and regulatory dividend restrictions applicable to national banks. Also, beginning three years after the date on which the savings association ceases to be a QTL, the savings association would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding advances to any FHLB. A savings institution may requalify as a QTL if it thereafter complies with the QTL test. At September 30, 1998, the Bank exceeded the QTL requirements.

     FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB system, which consists of 12 regional Federal Home Loan Banks governed and regulated by the Federal Housing Finance Board. The Federal Home Loan Banks provide a central credit facility for member institutions, The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations as of the close of each calendar year, or 5% of its borrowings from the FHLB of Atlanta (including advances and letters of credit issued by the FHLB on the Bank's behalf). The Bank is currently in compliance with this requirement, with a $51.3 million investment in stock of the FHLB of Atlanta as of September 30, 1998.

     The FHLB of Atlanta makes advances to members in accordance with policies and procedures periodically established by the Federal Housing Finance Board and the Board of Directors of the FHLB of Atlanta. Currently outstanding advances from the FHLB of Atlanta are required to be secured by a member's shares of stock in the FHLB of Atlanta and by certain types of mortgages and other assets. The FIRREA further limited the eligible collateral in certain respects. Interest rates charged for advances vary depending on maturity, the cost of funds to the FHLB of Atlanta and the purpose of the borrowing. As of September 30, 1998, advances from the FHLB of Atlanta totaled $1.0 billion. The FIRREA restricted the amount of FHLB advances that a member institution may obtain, and in some circumstances requires repayment of outstanding advances, if the institution does not meet the QTL test. See "--Qualified Thrift Lender Test," above.

     LIQUIDITY. OTS regulations currently require member savings institutions to maintain for each calendar month an average daily balance of liquid assets (cash and certain time deposits, securities of certain mutual funds, bankers' acceptances, corporate debt securities and commercial paper, and specified U.S. government, state government and federal agency obligations) equal to at least 4% of its average daily balance during the preceding calendar month of net withdrawable deposits and short-term borrowings (generally borrowings having maturities of one year or less). The Director of the OTS may vary this liquidity requirement from time to time within a range of 4% to 10%. Monetary penalties may be imposed for failure to meet liquidity requirements. For the month of September 1998, the Bank's liquidity ratio was 7.18%. The Bank is also required to maintain cash reserve requirements at the Federal Home Loan Bank. At September 30, 1998 this cash reserve requirement was $8.2 million.

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

     LOANS-TO-ONE-BORROWER LIMITATIONS. The FIRREA provided that loans-to-one borrower limits applicable to national banks apply to savings institutions. Generally, under current limits, loans and extensions of credit outstanding at one time to a single borrower shall not exceed 15% of the savings institution's unimpaired capital and unimpaired surplus. Loans and extensions of credit fully secured by certain readily marketable collateral may represent an additional 10% of unimpaired capital and unimpaired surplus. As of September 30, 1998, the Bank was in compliance with the loans-to-one-borrower limitations.

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

     As a result of this change in accounting method, the Bank must recapture the excess of its September 30, 1996 bad debt reserve over the reserve in existence on December 31, 1987. This recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. The management of the Company does not believe that the legislation will have a material impact on the Company or the Bank.

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

ITEM 2. PROPERTIES

     The executive and administrative offices of the Company and the Bank and the Coral Gables branch are located at 255 Alhambra Circle, Coral Gables, Florida 33134. The Company owns electronic data processing equipment for its exclusive use, which consists of personal computers and peripherals and software having an aggregate net book value of approximately $2.5 million as of September 30, 1998.

     The following table sets forth the location of, and certain additional information regarding, the Company's and Bank's offices and branches as of September 30, 1998:

                                          NET BOOK VALUE OF PREMISES
                                          OR LEASEHOLD IMPROVEMENTS,       LEASE EXPIRATION DATE
            LOCATION                        PROPERTY AND EQUIPMENT           AND RENEWAL TERMS       SQUARE FOOTAGE
-------------------------------------     --------------------------       ---------------------     --------------
Executive and administrative offices,
and savings branches

Aventura branch.........................         $   490,123               1999                           5,000
   2984 Aventura Boulevard                                                 (2 options to renew
   Aventura, Florida 33180                                                 for 5 years each)

Boca Hamptons branch....................             243,017               2002                           2,700
   9070 Kimberly Boulevard                                                 (3 options to renew
   Suite 68                                                                for 5 years each)
   Boca Raton, Florida 33434

Boca Raton branch.......................             122,803               1999                           2,442
   21222 St. Andrews Boulevard #11                                         (3 options to renew
   Boca Raton, Florida 33434                                               for 3 years each)

Boynton Beach branch....................             197,435               2001                           2,933
   117 North Congress Avenue                                               (2 options to renew
   Boynton Beach, Florida 33426                                            for 5 years)

Coconut Creek branch....................             280,607               2002                           2,400
   4913 Coconut Creek Parkway                                              (2 options to renew
   Coconut Creek, Florida 33063                                            for 5 years each)

Coral Gables branch.....................           1,715,760               2001                          14,097
   255 Alhambra Circle                                                     (2 options to renew
   Coral Gables, Florida 33134                                             for 5 years each)

Coral Gables North branch...............              49,563               1999                           2,366
   999 Ponce de Leon Boulevard
   Coral Gables, Florida 33134

Coral Springs branch....................              71,580               2001                           2,805
   1307 University Drive                                                   (2 options to renew
   Coral Springs, Florida 33071                                            for 5 years each)

Deerfield Beach branch..................             279,400               1998                           4,000
   and Commercial Real Estate office                                       (2 options to renew
   2201 West Hillsboro Boulevard                                           for 5 years each)
   Deerfield Beach, Florida 33442

                                          NET BOOK VALUE OF PREMISES
                                          OR LEASEHOLD IMPROVEMENTS,       LEASE EXPIRATION DATE
            LOCATION                        PROPERTY AND EQUIPMENT           AND RENEWAL TERMS       SQUARE FOOTAGE
-------------------------------------     --------------------------       ---------------------     --------------
Deerfield Promenade branch..............              59,819               2003                           2,030
   1333 South Military Trail
   Deerfield Beach, Florida 33442

Delray Beach branch.....................             340,251               2001                           4,000
   7431-39 West Atlantic Avenue                                            (3 options to renew
   Delray Beach, Florida 33446                                             for 5 years each)

Doral branch............................             134,445               1999                           8,000
   7970 N.W. 36 Street                                                     (4 options to renew
   Miami, Florida 33166                                                    for 5 years)

Hialeah branch..........................              80,524               2000                           5,063
   1291 West 49 Street                                                     (5 options to renew
   Hialeah, Florida 33012                                                  for 3 years)

Hallandale branch.......................             645,915               (1)                            4,500
   501 Golden Isles Drive
   Hallandale, Florida 33009

Hollywood branch........................              49,543               2004                           4,111
   4350 Sheridan Street, Unit 101
   Hollywood, Florida 33021

Lake Worth branch.......................             390,321               2002                           3,200
   7737 Lake Worth Road
   Lake worth, Florida 33467

Lauderdale by the Sea branch............             751,661               (1)(2)                         5,000
   227 Commercial Boulevard
   Lauderdale by the Sea, Florida 33008

Miami Lakes branch......................              54,105               1999                           3,085
   16800 N.W. 67 Avenue                                                    (1 option to renew
   Miami, Florida 33015                                                    for 5 years)

Naples branch...........................             244,605               2003                           2,000
   4649 Ninth Street North                                                 (2 options to renew
   Naples, Florida 34103                                                   for 5 years)

Pembroke Pines branch...................              61,286               2001                           4,059
   100 South Flamingo Road                                                 (1 option to renew
   Pembroke Pines, Florida 33027                                           for 5 years)

Plantation branch.......................              46,054               2003                           5,000
   8167 West Sunrise Boulevard., Unit 50
   Plantation, Florida 33322

Pompano Beach branch....................             705,561               (1)                            5,000
   1313 North Ocean Boulevard
   Pompano Beach, Florida 33062

South Miami branch......................             116,294               2002                           6,701
   6075 Sunset Drive                                                       (1 option to renew
   South Miami, Florida 33143                                              for 5 years)

Tamarac branch..........................             107,003               2002                           3,531
   5779 North University Drive                                             (1 option to renew
   Tamarac, Florida 33321                                                  for 5 years)

The Falls branch........................             549,671               2010                           3,000
   8941 SW 136 St.
   Miami, Florida 33015

                                          NET BOOK VALUE OF PREMISES
                                          OR LEASEHOLD IMPROVEMENTS,       LEASE EXPIRATION DATE
            LOCATION                        PROPERTY AND EQUIPMENT           AND RENEWAL TERMS       SQUARE FOOTAGE
-------------------------------------     --------------------------       ---------------------     --------------
West Airport branch.....................           1,035,987               2003                            7,200
   2410 N.W. 72nd Avenue                                                   (4 options to renew
   Miami, Florida 33122                                                    for 3 years)

West Palm Beach branch..................             169,958               2001                            3,740
   2911C North Military Trail                                              (2 options to renew
   West Palm Beach, Florida 33409                                          for 5 years)

Miami Lakes Operation Center............           4,496,878               2002                           40,000
   7815 N.W. 148 Street                                                    (2 options to renew
   Miami Lakes, Florida 33016                                              for 5 years each)

Hollywood...............................             149,164               1999                            4,042
   4350 Sheridan Street,
   Units 200 & 201
   Hollywood, Florida 33021

Other Offices:

   Presidential Circle..................                   -               2000(4)                        32,850
   4000 Hollywood Boulevard                                                (2 options to renew
   Hollywood, Florida 33021                                                for 5 years each)

   1177 George Bush Boulevard, #200.....                   -               2002                            4,059
   Delray Beach, Florida 33483                                             (1 option to renew
                                                                           for 5 years)

   4340 Sheridan Street.................             558,676               (1)(3)                          4,764
   Hollywood, Florida 33021

-------------------------
(1)  The Bank owns the facility.
(2)  The Bank leases part of the facility to unrelated parties.
(3)  The entire space is currently sub-leased to an unrelated party.
(4)  The Bank subleases 20,000 square feet to an unrelated party.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended September 30, 1998.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information concerning the executive officers and directors of the Company and the Bank.

                                                          POSITIONS WITH COMPANY
       NAME                AGE                            AND BUSINESS EXPERIENCE
       ----                ---                            -----------------------
Alfred R. Camner           54       Director, Chairman of the Board and Chief Executive Officer (1993 to
                                    present) and President (1993 to 1998) of the Company; Director,
                                    Chairman of the Board and Chief Executive Officer (1984 to present)
                                    and President (1984 to 1993, 1994 to 1998) of the Bank; Senior
                                    Managing Director (1996 to present) of Camner, Lipsitz and Poller,
                                    Professional Association, attorneys-at-law, and its predecessor, Stuzin and Camner, Professional Association, attorneys-at-law; Managing
                                    Director (1973 to 1996) of Stuzin and Camner, Professional
                                    Association, attorneys-at-law; General Counsel to CSF Holdings, Inc.
                                    and its subsidiary, Citizens Federal Bank, a federal savings bank
                                    (1973 to 1996); Director and member of the Executive Committee of the Board of Directors of Loan America Financial Corporation, a
                                    national mortgage banking company (1985 to 1994); Director of CSW
                                    Associates, Inc., an asset management firm (1990 to 1995).

Mehdi Ghomeshi             42       Director, President and Chief Operating Officer of the Company and
                                    the Bank (December 1998 to present); Market President of
                                    NationsBank, South Florida (January 1998 to December 1998);
                                    President and Chief Operating Officer of Barnett Bank, South Florida
                                    (1996 to 1998); Director of Special Assets and Risk Management,
                                    Barnett Bank, Inc. (1995 to 1996); Executive Vice President,
                                    Commercial Real Estate, Barnett Bank of South Florida (1993 to
                                    1995).

Lawrence H. Blum           55       Director and Vice Chairman of the Board of the Company (1993 to
                                    present) and the Bank (1984 to present); Managing Director (1992 to present) and partner (1974 to present) of Rachlin, Cohen & Holtz, certified public accountants.

Earline G. Ford            55       Director, Executive Vice President and Treasurer of the Company
                                    (1993 to present); Director (1984 to present), Executive Vice
                                    President (1990 to present), Senior Vice President--Administration
                                    (1988 to 1990), Treasurer (1984 to present) and Vice President--
                                    Administration (1984 to 1988) of the Bank; Legal Administrator of
                                    Stuzin and Camner, Professional Association, attorneys-at-law (1973 to 1996); Vice Chairman of CSW Associates, Inc., an asset
                                    management firm (1990 to 1995).

Marc D. Jacobson           56       Director (1993 to present) and Secretary (1993 to 1997) of the
                                    Company; Director (1984 to present) and Secretary (1985 to 1996) of the Bank; Vice President of Head-Beckham Insurance Agency, Inc.
                                    (1990 to present).

Allen M. Bernkrant         68       Director of the Company (1993 to present) and the Bank (1985 to present); Private investor in Miami, Florida (1990 to present).

Bruce D. Friesner          56       Director of the Company and the Bank (1996 to present); Principal of
                                    F&G Associates, a commercial real estate development company
                                    (1972 to present); Director of Loan America Financial Corporation, a national mortgage banking company (1990 to 1994).

Marc Lipsitz               57       Director (1996 to present) and Secretary (1997 to present) of the
                                    Company; Managing Director (1996 to present) of Stuzin and Camner,
                                    Professional Association, attorneys-at-law; General Counsel of Jefferson
                                    National Bank (1993 to 1996); Partner, Stroock Stroock & Lavan,
                                    attorneys-at-law (1991 to 1993).

                                                          POSITIONS WITH COMPANY
       NAME                AGE                            AND BUSINESS EXPERIENCE
       ----                ---                            -----------------------
Neil H. Messinger, M.D.    60       Director of the Company and the Bank (1996 to present); Radiologist;
                                    President (1986 to present), Radiological Associates, Professional
                                    Association; Chairman (1986 to present) of Imaging Services of
                                    Baptist Hospital.

Anne W. Solloway           83       Director of the Company (1993 to present) and the Bank (1985 to present); Private investor in Miami, Florida.

EXECUTIVE OFFICERS OF THE COMPANY AND/OR THE BANK
   WHO ARE NOT DIRECTORS:

James A. Dougherty         48       Executive Vice President, Commercial and Middle Market Lending
                                    (December 1998 to present) of the Company and the Bank; Director
                                    (1995 to December 1998), Chief Operating Officer (1994 to
                                    December 1998) and Executive Vice President (1994 to present) of the Company; Director and Chief Operating Officer (1994 to
                                    December 1998) and Executive Vice President (1994 to present) of the Bank; Executive Vice President of Retail Banking of
                                    Intercontinental Bank (1989 to 1994).

Donald Putnam              41       Executive Vice President of the Company (1997 to present) and the
                                    Bank (1996 to present); Senior Vice President and Regional Sales
                                    Manager, NationsBank of Florida, N.A. (1996); Senior Vice President
                                    (1994 to 1996), and First Vice President (1987 to 1994), of Citizens
                                    Federal Bank.

David Malinoff             53       Executive Vice President, Senior Loan Officer of the Bank (July 1998
                                    to present); President and Chief Executive Officer of Central Bank

                                    (1991 to 1998).

Diane DeLella              47       Vice President and Chief Financial Officer (December 1998 to
                                    present) and Controller (1995 to present) of the Company and the
                                    Bank; Vice President and Controller of Coral Gables Federal Savings
                                    and Loan (1986 to 1995).

                            -------------------------


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

     At December 22, 1998, there were 535 and 18 holders of record of the Company's Class A Common Stock and Class B Common Stock, respectively. The number of holders of record of the Class A Common Stock includes nominees of various depository trust companies for an undeterminable number of individual stockholders. Class B Common Stock is convertible into Class A Common Stock at a ratio (subject to adjustment on the occurrence of certain events) of one share of Class A Common Stock for each Class B share surrendered for conversion.

     There were no common stock dividends declared or paid in fiscal 1998 or 1997. See Note 13 to the Company's Consolidated Financial Statements for a discussion of restrictions on the Bank's payment of dividends to the Company.

     The following tables set forth, for the periods indicated, the range of high and low bid prices for the Class A Common Stock quoted on Nasdaq. Stock price data in the Nasdaq reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                                           CLASS A COMMON STOCK
                                                          ---------------------
                                                                  PRICE
                                                          ---------------------
                                                           HIGH            LOW
                                                          ------        -------
   Fiscal Year Ended September 30, 1998:
       1st Quarter...................................     $15.63        $ 12.75
       2nd Quarter...................................     $15.63        $ 12.25
       3rd Quarter...................................     $18.50        $ 13.75
       4th Quarter...................................     $17.00        $  8.25

   Fiscal Year Ended September 30, 1997:
       1st Quarter...................................     $10.25        $  7.875
       2nd Quarter...................................     $11.25        $  9.25
       3rd Quarter...................................     $ 10.875      $  8.50
       4th Quarter...................................     $ 13.375      $  9.625

ITEM 6. SELECTED FINANCIAL DATA

                                                              AS OF OR FOR THE FISCAL YEARS ENDED SEPTEMBER 30,
                                                 --------------------------------------------------------------------------
                                                     1998            1997           1996           1995            1994
                                                 -------------  -------------   -------------  -------------  -------------
                                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATIONS DATA:
Interest income................................  $    207,567   $    108,774    $     52,132   $     39,419   $     30,421
Interest expense...............................       167,543         75,960          34,622         26,305         16,295
                                                 ------------   ------------    ------------   ------------   ------------

Net interest income............................        40,024         32,814          17,510         13,114         14,126
Provision (credit) for loan losses.............         1,700           1,295           (120)         1,221          1,187
                                                 ------------   ------------    ------------   ------------   ------------

Net interest income after provision (credit)
     for loan losses...........................        38,324         31,519          17,630         11,893         12,939
                                                 ------------   ------------    ------------   ------------   ------------

Non-interest income:
Service fees, net..............................         1,139          2,993             597            423            358
Net gain on sales of loans and mortgage-backed
   securities..................................         4,429            819               5            239            150
Net gain (loss) on sales of other assets(1)....             6              1              (6)         9,569              -
Other..........................................           651            247              53              6             46
                                                 ------------   ------------    ------------   ------------   ------------

   Total non-interest income...................         6,225          4,060             649         10,237            554
                                                 ------------   ------------    ------------   ------------   ------------

Non-interest expense:
   Employee compensation and benefits..........        10,943          8,880           4,275          3,997          3,372
   Occupancy and equipment.....................         4,854          3,568           1,801          1,727          1,258
   Insurance(2)................................         1,185            948           3,610          1,027            844
   Professional fees...........................         1,891          1,605             929          1,269            833
   Other.......................................        13,310          7,946           3,421          4,129          3,579
                                                 ------------   ------------    ------------   ------------   ------------

     Total non-interest expense................        32,183         22,947          14,036         12,149          9,886
                                                 ------------   ------------    ------------   ------------   ------------

Income before income taxes.....................        12,366         12,632           4,243          9,981          3,607
Provision for income taxes(3)..................         5,009          5,033           1,657          3,741          1,328
                                                 ------------   ------------    ------------   ------------   ------------

Net income before Preferred Stock dividends....         7,357          7,599           2,586          6,240          2,279
Preferred stock dividends:
   Bank........................................             -              -               -              -            198
   Company.....................................           897          2,890           2,145          2,210          1,871
                                                 ------------   ------------    ------------   ------------   ------------

Net income after Preferred Stock dividends.....  $      6,460   $      4,709    $        441   $      4,030   $        210
                                                 ============   ============    ============   ============   ============

FINANCIAL CONDITION DATA:
Total assets...................................  $  3,738,383   $  2,145,406    $    824,360   $    608,415   $    551,075
Loans receivable, net, and
   mortgage-backed securities(4)...............     3,215,360      1,781,652         716,550        506,132        470,154
Investments, overnight deposits, tax certificates,
   reverse repurchase agreements, certificates of
   deposits and other earning assets...........       194,791        186,955          87,662         88,768         64,783
Total liabilities..............................     3,539,091      2,045,761         755,249        562,670        509,807
Deposits.......................................     2,124,824      1,195,892         506,106        310,074        347,795
Long-term debt.................................       766,466        191,484          45,000         62,000          6,000
Company obligated mandatorily redeemable
   trust preferred securities of subsidiary trust
   holding solely junior subordinated deferrable

   interest debentures of the Company..........       218,500        116,000               -              -              -
Borrowings.....................................     1,361,114        817,484         237,775        241,775        158,175
Total stockholders' equity.....................       199,292         99,645          69,111         45,745         41,268
Common stockholders' equity....................       190,627         75,649          44,807         21,096         16,667


                                                                                                   (Continued on next page)

                                                              AS OF OR FOR THE FISCAL YEARS ENDED SEPTEMBER 30,
                                                 --------------------------------------------------------------------------
                                                     1998            1997           1996           1995            1994
                                                 -------------  -------------   -------------  -------------  -------------
                                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
PER COMMON SHARE DATA:
Basic earnings per common share................  $       0.41   $       0.57    $       0.10   $       1.77   $       0.10
                                                 ============   ============    ============   ============   ============
Fully diluted..................................  $       0.39   $       0.54    $       0.10   $       1.26   $       0.10
                                                 ============   ============    ============   ============   ============

Weighted average number of common shares and common
   equivalent shares assumed outstanding during the period:
   Basic.......................................    15,692,566      8,210,890       4,306,042      2,296,021      2,175,210
   Diluted.....................................    16,666,415      9,148,229       4,558,521      4,158,564      2,175,210
Book value per common share....................  $      10.50   $       7.94    $       7.85   $      10.20   $       8.33
Fully converted tangible book value per
    common share...............................  $       8.66   $       6.88    $       7.13   $       8.15   $       7.39
Cash dividends per common share
   Class A.....................................  $          -   $          -    $          -   $          -   $      0.075
   Class B.....................................  $          -   $          -    $          -   $          -   $      0.030

SELECTED FINANCIAL RATIOS
PERFORMANCE RATIOS:
Return on average assets(5)....................        0.24%          0.51%           0.36%          1.10%          0.46%
Return on average common equity................        4.94           9.34            1.30          22.60           1.21
Return on average total equity.................        4.53           8.06            4.30          14.70           5.84
Interest rate spread...........................        1.11           2.07            2.10           2.12           2.78
Net interest margin............................        1.32           2.31            2.51           2.39           3.01
Dividend payout ratio(6).......................       12.19          38.03           82.95          35.42          96.79
Ratio of earnings to combined fixed charges
  and preferred stock dividends(7):
     Excluding interest on deposits............        1.14           1.26            1.05           1.52           1.07
     Including interest on deposits............        1.06           1.10            1.02           1.21           1.03
Total loans, net, and mortgage-backed
   securities to total deposits................      151.32         148.98          141.58         163.13         134.40
Non-interest expenses to average assets........        1.03           1.55            1.97           2.14           2.04
Efficiency ratio(8)............................       64.86          57.56           76.45          14.58          66.06
ASSET QUALITY RATIOS:
Ratio of non-performing loans to total loans...        0.64%          0.72%           0.99%          1.02%          1.07%
Ratio of non-performing assets to total loans,
   real estate owned and tax certificates......        0.73           0.79            1.14           1.35           1.41
Ratio of non-performing assets to total assets.        0.61           0.67            0.95           1.10           1.17
Ratio of net charge-offs to total average loans        0.02           0.04           (0.12)          0.14           0.42
Ratio of loan loss allowance to total loans....        0.20           0.21            0.34           0.32           0.20
Ratio of loan loss allowance to non-performing
   loans.......................................       31.51          28.96           33.74          31.54          18.89
CAPITAL RATIO:
Ratio of average common equity to average
   total assets................................        4.18%          3.40%           4.78%          3.14%          3.58%
Ratio of average total equity to average
   total assets................................        5.19           6.36            8.44           7.47           8.05
Core capital-to-assets ratio(9)................        8.72           8.07            7.01           7.09           6.65
Risk-based capital-to-assets ratio(9)..........       17.54          11.27           14.19          15.79          14.13

-------------------------
(1) In 1995 the Company recorded a $9.3 million gain ($5.8 million after tax) from the sale of its branches on the west coast of Florida.
(2) In 1996 the Company recorded a one-time SAIF special assessment of $2.6 million ($1.6 million after tax).
(3) Amount reflects expense from change in accounting principle of $194,843 for fiscal 1994.
(4)  Does not include mortgage loans held for sale.
(5) Return on average assets is calculated before payment of Preferred Stock dividends.
(6) The ratio of total dividends declared during the period (including dividends on the Bank's and the Company's Preferred Stock and the Company's Class A and Class B Common Stock) to total earnings for the period before dividends.
(7) The ratio of earnings to combined fixed charges and Preferred Stock dividends excluding interest on deposits is calculated by dividing income before taxes and extraordinary items by interest on borrowings plus 33% of rental expense plus Preferred Stock dividends on a pretax basis. The ratio of earnings to combined fixed charges and Preferred Stock dividends including interest on deposits is calculated by dividing income before taxes and extraordinary items by interest on deposits plus interest on borrowings plus 33% of rental expense plus Preferred Stock dividends on a pretax basis.
(8) Efficiency ratio is calculated by dividing non-interest expenses less non-interest income by net interest income.
(9)  Regulatory capital ratio of the Bank.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     BankUnited Financial Corporation (the "Company" or "BankUnited") is a Florida-incorporated savings and loan holding company that operates as a financial intermediary by acquiring and investing funds primarily through its principal subsidiary, BankUnited, FSB (the "Bank"). The Bank is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities. References to the Company include the activities of all of its subsidiaries, including the Bank and its subsidiaries, if the context so requires.

     The following discussion and analysis and the related financial data present a review of the consolidated operating results and financial condition of the Company for the fiscal years ended September 30, 1998, 1997 and 1996. This discussion and analysis is presented to assist the reader in understanding and evaluating the financial condition, results of operations and future prospects of BankUnited, and is intended to supplement, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto.

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

     On June 19, 1998, the Company acquired Central Bank ("Central"), for 1,386,000 shares of the Company's Class A Common Stock, and merged Central, which had assets of $93.9 million and deposits of $65.9 million as of June 19, 1998, into the Bank.

     On January 23, 1998, the Company acquired Consumers Bancorp, Inc. ("Consumers"), for approximately $12.0 million in a combination of cash and stock, and merged its wholly-owned subsidiary, Consumers Savings Bank, which had assets of $104.4 million and deposits of $88.3 million as of January 23, 1998, into the Bank.

     On November 15, 1996, BankUnited completed its acquisition of Suncoast Savings and Loan Association, FSA ("Suncoast"). Suncoast had total assets of $409.4 million, net loans of $335.0 million, deposits of $298.5 million and shareholders' equity of $24.7 million as of September 30, 1996. The cost of the acquisition to BankUnited was $27.8 million, representing the fair value of consideration given to Suncoast shareholders as well as option and warrant holders.

     See Note 3 of the Notes to Consolidated Financial Statements for additional information regarding these acquisitions.

DISCUSSION OF FINANCIAL CONDITION CHANGES FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997, AND 1996

     Total assets increased $1.6 billion, or 76.2% to $3.7 billion at September 30, 1998 from $2.1 billion at September 30, 1997, as compared to $824 million at September 30, 1996.

     LOANS. The Company's net loans receivable increased by $1.2 billion, or 70.6% to $2.9 billion at September 30, 1998 from $1.7 billion at September 30, 1997. The increase was primarily the result of the $2.7 billion of residential loans purchased, $386.0 million of loans originated, and $66.3 million and $44.2 million of loans acquired with Consumers and Central, respectively, partially offset by repayments of $1.4 billion (net of accretion of discount and amortization of premium) and the securitization of $355.5 million of mortgage loans.

     In fiscal 1997, the Company's net loans receivable increased by $1.1 billion, or 170.2% to $1.7 billion at September 30, 1997 from $646 million at September 30, 1996. The increase was primarily the result of the $913.7 million of residential loans purchased in fiscal 1997, $341.4 million of loans acquired with Suncoast, and $178.3 million of loan originations, partially offset by principal repayments of $271 million (net of accretion of discount and amortization of premium).

     Of the new loans originated or purchased during fiscal 1998 totaling $3.1 billion, $2.0 billion or 64.5% represented adjustable-rate residential loans ("ARMs"). Of BankUnited's total net loans receivable of $2.9 billion at September 30, 1998, $1.6 billion or 55.2% were ARMs. Of this amount BankUnited had $98.1 million in ARMs tied to the 11th District Federal Home Loan Bank cost of funds index ("COFI"). COFI is a lagging index in that it does not change as quickly as market rates.

     Loans available for sale as of September 30, 1998, were $172.4 million as compared to $104.3 million at September 30, 1997 and no such loans were available for sale as of September 30, 1996. Beginning in the Company's fiscal 1997 fourth quarter, management began a program to sell substantially all of the Company's internally generated residential loans. These loans are classified as held for sale when originated and if, after attempting to market the loans, management determines that certain loans are unable to be packaged into saleable pools, the Company may transfer such loans to its portfolio at the lower of cost or market. During the fiscal year ended September 30, 1998 and the fiscal 1997 fourth quarter, residential loans totaling $173.5 million and $30.1 million, respectively, were sold for a gain of $4.0 million and $523,000, respectively. In addition, as part of starting this program, the Company reclassified $93.5 million of its internally generated portfolio of residential loans as available for sale in the fiscal 1997 fourth quarter. Currently, the Company classifies loans as available for sale at time of origination.

     CREDIT QUALITY. At September 30, 1998, non-performing assets totaled $22.6 million as compared to $14.3 million and $7.8 million at September 30, 1997 and 1996, respectively. Expressed as a percentage of total assets, non-performing assets declined to 0.61% as of September 30, 1998 as compared to 0.67% as of September 30, 1997 and 0.95% as of September 30, 1996. The increase in non-performing assets in 1998 is due primarily to the increase in total loans.

     The allowance for loan losses was $6.1 million, $3.7 million, and $2.2 million at September 30, 1998, 1997, and 1996, respectively. The allowance for loan losses as a percentage of total loans decreased to 0.20% at fiscal year end 1998, as compared to 0.21% at fiscal year end 1997, and 0.34% at fiscal year end 1996. The decrease in the allowance as a percentage of total loans reflects the Company's recent charge-off history which shows net charge-offs (recoveries) as a percentage of average loans of 0.02%, 0.04% and (0.12%) for 1998, 1997 and 1996, respectively. The increase in non-performing assets to $22.6 million as of September 30, 1998 from $14.3 million as of September 30, 1997 was due to increases in non-performing loans of $6.7 million which, as stated above, relates to the increase in total loans. Real estate owned increased to $2.0 million as of September 30, 1998 from $611,000 as of September 30, 1997.

     Effective October 1, 1995, BankUnited adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" (collectively, "SFAS No. 114"). There was no impact on the consolidated statement of operations upon implementation due to the composition of BankUnited's loan portfolio (primarily residential or collateral dependent loans) and BankUnited's policy for establishing the allowance for loan losses. The only impact to the consolidated statement of financial condition and to non-performing assets was to reclassify three loans totaling $522,000 previously classified as in-substance foreclosures in real estate owned to non-accrual loans. These loans were reclassified because BankUnited did not have possession of the collateral which, under SFAS No. 114, is required for a loan to be classified as real estate owned. SFAS No. 114 does not apply to large groups of smaller balance homogenous loans that are collectively evaluated for impairment. Loans collectively reviewed by BankUnited for impairment include all residential and consumer loans that are past due not more than 60 days. All other loans are reviewed based on specific criteria such as delinquency or other factors that may come to the attention of management. BankUnited's impaired loans within the scope of SFAS No. 114 include all non-performing loans.

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

     The following table sets forth information concerning the Company's non-performing assets for the periods indicated:


                                                                                 SEPTEMBER 30,
                                                   ------------------------------------------------------------------------
                                                      1998            1997           1996            1995           1994
                                                   -----------    -----------     -----------    -----------    -----------
                                                                            (Dollars in thousands)
Non-accrual loans(1).............................  $    15,999    $    10,866     $     4,939    $     3,496    $     3,918
Restructured loans(2)............................        1,137          1,888           1,457          1,070            533
Loans past due 90 days and still accruing........        2,313             --              --             92             --
                                                   -----------    -----------     -----------    -----------    -----------

   Total non-performing loans(3).................       19,449         12,754           6,396          4,658          4,451
Non-accrual tax certificates.....................        1,225            958             800            574             --
Real estate owned................................        1,974            611             632          1,453          1,983
                                                   -----------    -----------     -----------    -----------    -----------

Total non-performing assets......................  $    22,648    $    14,323     $     7,828    $     6,685    $     6,434
                                                   ===========    ===========     ===========    ===========    ===========


Allowance for losses on tax certificates.........  $       469    $       697     $       614    $       569    $        85
Allowance for loan losses........................        6,128          3,693           2,158          1,469            841
                                                   -----------    -----------     -----------    -----------    -----------

   Total allowance...............................  $     6,597    $     4,390     $     2,772    $     2,038    $       926
                                                   ===========    ===========     ===========    ===========    ===========


Non-performing assets as a percentage of
   total assets................................           0.61%          0.67%           0.95%          1.10%          1.17%
Non-performing loans as a percentage of
   total loans(4)..............................           0.64%          0.72%           0.99%          1.02%          1.07%
Allowance for loan losses as a percentage
   of total loans(4)...........................           0.20%          0.21%           0.34%          0.32%          0.20%
Allowance for loan losses as a percentage
   of non-performing loans.....................          31.51%         28.96%          33.74%         31.54%         18.89%
Net chargeoffs as a percentage of average
   total loans.................................           0.02%          0.04%          (0.12%)         0.14%          0.42%


(1) Gross interest income that would have been recorded on non-accrual loans had they been current in accordance with original terms was $1,037,000, $556,000, $217,000, $128,000, and $52,000, for the years ended September
     30, 1998, 1997, 1996, 1995, and 1994, respectively. The amount of interest income on such non-accrual loans included in net income for years ended September 30, 1998, 1997, and 1996 was $372,000, $369,000, and $145,000,
     respectively.
(2)  All restructured loans were accruing.
(3) In addition to the above, management has concerns as to the borrower's ability to comply with present repayment terms on $2,679,000 and $1,878,000 of accruing loans as of September 30, 1998 and 1997, respectively. Management estimates the loss, if any, on these loans will not be significant.
(4)  Based on balances prior to deductions for allowance for loan losses.

     FEDERAL HOME LOAN BANK (FHLB) OVERNIGHT DEPOSITS. FHLB overnight deposits decreased to $65.3 million at September 30, 1998 from $79.4 million at September 30, 1997, but increased from $28.3 million at September 30, 1996. This change is due to adjustments to BankUnited's liquidity position in response to the growth in the balance sheet and projected cash requirements.

     TAX CERTIFICATES. BankUnited's investment in tax certificates decreased $9.3 million, or 18.9%, to $40.0 million at September 30, 1998 from $49.3 million at September 30, 1997 and $40.1 million at September 30, 1996. The decrease was primarily the result of $27.7 million in certificate purchases during fiscal 1998 which was offset by $37.0 million in certificate redemptions and repayments.

     INVESTMENTS. Investments held to maturity remained constant at $14.5 million as of September 30, 1998 as compared with $14.5 million as of September 30, 1997 and increased from $11,000 as of September 30, 1996. Investments available for sale increased $13.5 million to $23.7 million as of September 30, 1998 as compared to $10.2 million as of September 30, 1997 and $6.7 million as of September 30, 1996. The increase is primarily due to the investment in agency securities to be used as collateral for future borrowings.

     MORTGAGE-BACKED SECURITIES. Mortgage-backed securities held to maturity were $146.1 million, $11.4 million and $14.7 million at September 30, 1998, 1997 and 1996, respectively. The increase in fiscal 1998 was primarily due to the securitization of $356.0 million of mortgage loans less repayments and amortization of approximately $221.3 million.

     BankUnited's available for sale mortgage-backed securities portfolio increased $90.7 million to $199.6 million as of September 30, 1998 from $108.9 million as of September 30, 1997, and $55.5 million as of September 30, 1996. In fiscal 1998, the increase was due to $17.2 million and $13.2 million of mortgage-backed securities acquired with Consumers and Central, respectively, and purchases of $118.3 million, partially offset by sales of $15.0 million and repayments and amortization of $44.8 million.

     OTHER INTEREST EARNING ASSETS. Other interest earning assets increased to $51.3 million at September 30, 1998 from $33.6 million at September 30, 1997 and $12.2 million as of September 30, 1996 . This category primarily represents stock in the FHLB which the Company is required to purchase as FHLB advances increase.

     OTHER ASSETS. Office properties and equipment, net, mortgage servicing rights, goodwill and prepaid and other assets increased by $6.8 million, $4.1 million, $17.8 million and $20.9 million, respectively, from September 30, 1997 to September 30, 1998. These increases all relate primarily to the acquisition of Consumers and Central. Accrued interest receivable increased $16.6 million from September 30, 1997 to September 30, 1998, due to the increase in the loan portfolio.

     Since acquiring Suncoast, the Company sold its $292 million Ginnie Mae ("GNMA") mortgage servicing portfolio for $4.7 million and transferred its FDIC/RTC subservicing portfolio. No gain or loss was recorded on either of these transactions.

     DEPOSITS. Deposits increased by $0.9 billion, or 75.0%, to $2.1 billion at September 30, 1998 from $1.2 billion at September 30, 1997. Management believes this increase is attributable to the Company's opening of additional branch offices, the offering of competitive interest rates and personalized service in a market area dominated by super-regional banks and continued industry consolidation. The acquisition of Consumers and Central also contributed to this increase with deposits of $88.3 million and $65.9 million, respectively. BankUnited intends to open as many as 5 branches in the 1999 fiscal year.

     FHLB ADVANCES. FHLB advances were $1.0 billion at September 30, 1998, up $0.3 billion from $0.7 billion at September 30, 1997. This increase was used to fund, together with deposits and other sources, the purchase of residential loans.

     TRUST PREFERRED SECURITIES. In March 1998, BankUnited's subsidiary, BankUnited Capital III, issued $102.5 million of Trust Preferred Securities; in June 1997, BankUnited's subsidiary, BankUnited Capital II, issued $46 million of Trust Preferred Securities; in December 1996, BankUnited's subsidiary, BankUnited Capital, issued $50 million of Trust Preferred Securities; and in March 1997, BankUnited Capital issued an additional $20 million of Trust Preferred Securities. The net proceeds from the sales of the Trust Preferred Securities were $98.9 million and $111.5 million for the years ended September 30, 1998 and 1997, respectively. These funds may be used for general corporate purposes, including, but not limited to, acquisitions by either the Bank or the Company, capital contributions to support the Bank's growth and for working capital, and the possible repurchase of shares of the Company's preferred stock subject to acceptable market conditions. In the year ended September 30, 1998, BankUnited contributed $110.0 million of additional capital to the Bank.

     SUBORDINATED NOTES. On August 31, 1997, BankUnited called all outstanding subordinated notes totaling $774,500.

     STOCKHOLDERS' EQUITY. BankUnited's total stockholders' equity was $199.3 million at September 30, 1998, an increase of $99.7 million, or 100.1% from $99.6 million at September 30, 1997. This was due primarily to the issuance of
3.7 million shares of Class A Common stock pursuant to a public stock offering in October 1997 with net proceeds of approximately $43.9 million; the issuance of 0.6 million shares of Class A Common Stock in connection with the acquisition of Consumers in January 1998 with an approximate value of $7.7 million; the issuance of 1.4 million shares of Class A Common Stock in connection with the acquisition of Central in June 1998 with an approximate value of $22.8 million; and the issuance of 1.08 million shares of Class A Common Stock, 30,000 shares of Class B Common Stock and 25,000 shares of Series B Preferred Stock in a publicly underwritten offering and a direct offering to certain directors and principal stockholders during April 1998 with net proceeds of $15.3 million.

     In September 1997, the Company exercised its right to call all the outstanding shares of its 8% Noncumulative Convertible Preferred Stock, Series 1996, effective October 10, 1997. As a result 927,204 shares converted to 1,548,410 shares of Class A Common Stock at a ratio of 1- 2/3 shares of common stock for each share of preferred. The remaining 5,696 shares of preferred stock were redeemed at $15 per share.

     In January 1998, the Company called the outstanding 743,870 shares of its Series 1993 Preferred Stock effective February 20, 1998 at $10.00 per share. Holders of shares of the Series 1993 Preferred Stock had the right to convert them into shares of the Company's Class A Common Stock at a ratio of one-for-one. Holders of 712,464 shares of Series 1993 Preferred Stock exercised their conversion right, which resulted in the issuance of 712,464 additional shares of Class A Common Stock, and 31, 406 shares of Series 1993 Preferred Stock were redeemed.

     In June 1998, holders of 42,655 warrants issued by Suncoast exercised their conversion right, which resulted in the issuance of 71,259 shares of Class A Common Stock. The 5,545 warrants which remained unexercised after July 9, 1998 expired pursuant to the terms of the warrant agreements.

     In December 1998, the Board of Directors of the Company authorized the purchase from time to time in open market transactions of up to 1,000,000 shares of the Company's Class A Common Stock at such prices as the Executive Committee shall deem advantageous.

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

     Over the last couple of years, the Company has increased the total deposit base primarily through branch expansion in the South Florida market by 25% for transaction accounts and 75% for certificates of deposit with contractual maturities. While there is no guarantee that the certificates of deposit will remain with the Company upon maturity, the Company's branch network cultivates a strong customer base which gives the Company reasonable assurance of available deposits at market rates. Management expects the Company's market share to continue to grow. Additional sources of funds are FHLB advances, which the Company generally uses as a source of funds with longer maturities than deposits. FHLB advances are limited to 30% of assets in accordance with the FHLB policy. As of September 30, 1998, the Company had 27% of FHLB advances to total assets. Other sources of short-term funds are available through other collateral borrowings.

     During November 1998, the Company finalized a medium-term note program which permits the issuance, from time to time, of up to $500 million of senior notes with maturities from 9 months to 10 years from the date of issue. As a condition of issuance, principal and interest on all offered notes will be supported by an irrevocable stand-by letter of credit of the FHLB of Atlanta and provide an additional source of funding, potentially with longer maturities with attractive rates.

     The Bank is required under applicable federal regulations to maintain specified levels of liquid investments in cash, United States government securities and other qualifying investments. Regulations currently in effect require the Bank to maintain liquid assets of not less than 4.0% of its net withdrawable accounts plus short-term borrowings. As of September 30, 1998, the Bank had liquid assets of 7.18% which was in compliance with this requirement, and as of September 30, 1997, the Bank had liquid assets of 8.49%.

     BankUnited's primary use of funds is to purchase or originate loans and to purchase mortgage-backed and investment securities. In fiscal 1998, 1997, and 1996, loans increased $1.2 billion, $1.1 billion, and $193.0 million, respectively, and BankUnited purchased $133.7 million, $78.6 million, and $22.7 million, respectively, of mortgage-backed and investment securities. Funding for the above came primarily from increases in deposits of $928.9 million, $689.8 million and $196.1 million in 1998, 1997 and 1996, respectively, and increases in FHLB advances and other borrowings of $543.6 million in 1998, $580.5 million in 1997 and $52.7 million in 1996.

     Federal savings banks such as the Bank are also required to maintain capital at levels specified by applicable minimum capital ratios. At September 30, 1998, the Bank was in compliance with all capital requirements and met the definition of a "well capitalized" institution under applicable federal regulations.

YEAR 2000

     The Company utilizes extensive electronic data processing hardware and software in its banking operations, among other things, to process and record customer transactions, determine and collect revenue to be earned and expenses to be paid in connection with customer transactions, maintain and report customer transaction information, record and manage the Company's short-term and long-term investments, accounting and financial management, and risk management. The Company also relies on certain vendors to provide critical services to the Company's banking operations, including telecommunications, loan servicing and correspondent banking. Failure of the electronic data processing hardware or software of the Company, its third-party service bureaus, or certain vendors to properly recognize the Year 2000 could result in a significant disruption of the Company's banking operations.

     The Company's customer transactions are processed through a network of electronic data processing workstations in its branch offices and loan servicing department and are recorded on electronic data processing hardware and software, a substantial portion of which are maintained by two third-party service bureaus. The Company is in the process of replacing any hardware or software in its branch offices to ensure compliance with Year 2000 issues, while one of the Company's third-party service bureaus is working with the Company to convert its customer transaction hardware and software to a more advanced version which is expected to be completed in February 1999 and which will also be Year 2000 compliant. The third-party service bureau which processes the Company's loan servicing transactions is also expected to be Year 2000 compliant. The Company is in the process of replacing any other hardware and software used in its operations as necessary for Year 2000 compliance. The Company is also seeking Year 2000 compliance certifications from its major telecommunications, loan servicing and correspondent banking vendors. While a portion of the Company's financial assets and liabilities are with commercial businesses and government sponsored entities, the Company's loans and deposits are primarily with individuals. As a result, the Company does not expect any significant disruptions resulting from customers that may not be Year 2000 compliant.

     While the Company does not anticipate any difficulties becoming Year 2000 compliant with its third-party service bureaus, the Company continues to monitor the feasibility of using a substitute third-party service bureau in the event of such difficulties. Following the February 1999 conversion, should any operational problems arise regarding compliance with Year 2000, the Company will immediately pursue an alternative plan. Management is unable at this time to estimate the additional costs should such alternative plans become necessary.

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

     The Company has estimated the costs associated with becoming Year 2000 compliant to be approximately $679,000, of which, approximately $353,000 has been expensed through September 30, 1998.

COMPARISON OF OPERATING RESULTS FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 1998 AND 1997

     NET INCOME AFTER PREFERRED STOCK DIVIDENDS. BankUnited had net income after preferred stock dividends of $6.5 million for the year ended September 30, 1998, compared to net income after preferred stock dividends of $4.7 million for the year ended September 30, 1997. All major categories of income and expense increased significantly in the year ended September 30, 1998 as compared to the year ended September 30, 1997 and reflect the significant growth BankUnited has experienced in the last year. Significant factors in such growth were the acquisitions of Consumers and Central, which were completed on January 23, 1998 and June 19, 1998, respectively. BankUnited's Consolidated Statement of Operations for the year ended September 30, 1998 reflects Consumers' and Central's operations from the date of acquisition. Below is a more detailed discussion of each major category of income and expenses.

     NET INTEREST INCOME. Net interest income increased $7.2 million, or 22.0%, to $40.0 million for the year ended September 30, 1998 from $32.8 million for the year ended September 30, 1997. This increase was attributable to an increase in average interest-earning assets of $1.6 billion, or 114.3%, to $3.0 billion for the year ended September 30, 1998 from $1.4 billion for the year ended September 30,1997 partially offset by a decrease in the net interest margin to 1.32% for the year ended September 30, 1998 from 2.31% for the year ended September 30, 1997. The increase in average interest-earning assets was primarily due to the purchase of $2.7 billion of residential mortgage loans during the 1998 fiscal year. The decrease in the net interest margin was due to a decrease in the yield on interest-earning assets to 6.86% for the year ended September 30, 1998 from 7.65% for the year ended September 30, 1997, primarily attributable to the lower yields on the loans purchased, and a 17 basis point increase in the cost of interest-bearing liabilities to 5.75% for the year ended September 30, 1998 from 5.58% for the year ended September 30, 1997.

     The increase in interest income of $98.8 million, or 90.8%, to $207.6 million for the year ended September 30, 1998 from $108.8 million for the year ended September 30, 1997, primarily reflects increases in interest and fees on loans of $82.6 million and a $9.6 million increase in interest on mortgage-backed securities. This increase in interest and fees on loans is due to an increase in average loans outstanding of $1.3 billion, or 108.3%, to $2.5 billion for the year ended September 30, 1998 from $1.2 billion for the year ended September 30, 1997 which resulted primarily from purchases of residential loans in the secondary mortgage market. The results of operations for the year ended September 30, 1998 reflect an acceleration in the amortization of purchase premiums on loans and mortgage-backed securities which increased from $1.1 million for the year ended September 30, 1997 to $11.4 million for the year ended September 30, 1998. The increase in premium amortization was largely the result of increased prepayments on purchased mortgage loans. Prepayments on purchased mortgage loans also negatively affect interest income since such loans are generally serviced by other entities who only remit funds received from prepayments on a monthly basis, which results in a loss of interest income from the delay in remittance and use of funds from such prepayments. As a result of prepayments and because many of the loans purchased are adjustable-rate mortgages in the "teaser" period, the yield on loans declined from 7.78% for the year ended September 30, 1997 to 7.01% for the year ended September 30, 1998. This 77 basis point drop in the yield earned on loans was a significant factor in the decline of the yield on interest earning assets.

     The increase in interest expense of $91.5 million, or 120.4%, to $167.5 million for the year ended September 30, 1998 from $76.0 million for the year ended September 30, 1997 primarily reflects an increase in interest expense on interest-bearing deposits of $43.3 million, or 86.4%, to $93.4 million for the year ended September 30, 1998, from $50.1 million for the year ended September 30, 1997, an increase in interest expense on FHLB advances of $32.9 million to $51.6 million for the year ended September 30, 1998, from $18.7 million for the year ended September 30, 1997, an increase in preferred dividends of the trust subsidiaries of $10.5 million to $17.0 million for the year ended September 30, 1998 from $6.5 million for the year ended September 30, 1997 and an increase in interest expense on securities sold under agreements to repurchase of $5.0 million to $5.5 million for the year ended September 30, 1998 from $0.5 million for the year ended September 30, 1997. This was due to an increase in average interest-bearing deposits of $777.4 million, or 80.6%,to $1.7 billion for the year ended September 30, 1998, from $964.4 million for the year ended September 30, 1997. Approximately $79.1 million of this increase represents deposits acquired with Consumers and Central. The average rate paid on interest-bearing deposits increased 16 basis points to 5.36% for the year ended September 30, 1998 from 5.20% for the year ended September 30, 1997.

     PROVISION FOR LOAN LOSSES. The provision for loan losses for the year ended September 30, 1998 was $1.7 million as compared with a provision for loan losses of $1.3 million for the year ended September 30, 1997. The provision for loan losses represents management's estimate of the charge to operations after reviewing the nature, volume, delinquency status, and inherent risk in the loan portfolio in relation to the allowance for loan losses. For a detailed discussion of BankUnited's asset quality and allowance for loan losses, see "--Discussion of Financial Condition Changes for the Years Ended September 30, 1998, 1997 and 1996--Credit Quality."

     NON-INTEREST INCOME. Non-interest income for the year ended September 30, 1998 was $6.2 million compared with $4.1 million for the year ended September 30, 1997, an increase of $2.1 million. Of this increase, $3.6 million represents gains on the sale of loans and mortgage backed securities, partially offset by a $2.3 million decrease in loan servicing fee income, net, primarily due to the acceleration of amortization of mortgage servicing rights resulting from an increase in prepayments. The remaining increase was primarily attributable to service fees on deposits reflecting the increase in the amount of deposits outstanding.

     NON-INTEREST EXPENSES. Operating expenses increased $9.3 million, or 40.6%, to $32.2 million for the year ended September 30, 1998 compared to $22.9 million for the year ended September 30, 1997. The increase in expenses was attributable to the growth BankUnited has experienced including the expenses of Consumers' and Central's operations.

     INCOME TAXES. The income tax provision was $5.0 million for each of the years ended September 30, 1998 and 1997.

     PREFERRED STOCK DIVIDENDS. Preferred stock dividends for the year ended September 30, 1998 were $0.9 million, a decrease of $2.0 million, as compared to $2.9 million for the year ended September 30, 1997. This decrease is the result of the retirement, in October 1997, of the 8% Noncumulative Convertible Preferred Stock, Series 1996, issued in connection with the acquisition of Suncoast and ,in January 1998, of the Series 1993 Preferred Stock, partially offset by the issuance of the Series B Preferred Stock in April 1998.

COMPARISON OF OPERATING RESULTS FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 1997 AND 1996

     NET INCOME AFTER PREFERRED STOCK DIVIDENDS. BankUnited had net income after preferred stock dividends of $4.7 million for the year ended September 30, 1997, compared to net income after preferred stock dividends of $441,000 for the year ended September 30, 1996. All major categories of income and expense increased significantly in the year ended September 30, 1997 as compared to the year ended September 30, 1996 and reflect the significant growth BankUnited experienced in fiscal 1997. A significant factor in such growth was the acquisition of Suncoast, which was completed on November 15, 1996. BankUnited's Consolidated Statement of Operations for the year ended September 30, 1997 reflects Suncoast's operations from the date of acquisition. Below is a more detailed discussion of each major category of income and expenses.

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

     PROVISION FOR LOAN LOSSES. The provision for loan losses for the year ended September 30, 1997 was $1.3 million as compared with a credit for loan losses of $120,000 for the year ended September 30, 1996. The credit in 1996 was due to a recovery of approximately $1 million as a result of a legal settlement relating to certain loans previously purchased. The provision for loan losses represents management's estimate of the charge to operations after reviewing the nature, volume, delinquency status, and inherent risk in the loan portfolio in relation to the allowance for loan losses. For a detailed discussion of BankUnited's asset quality and allowance for loan losses, see "--Discussion of Financial Condition Changes for the Years Ended September 30, 1997, 1996 and 1995--Credit Quality."

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

SELECTED QUARTERLY FINANCIAL DATA

     Set forth below is selected quarterly data for the fiscal years ended September 30, 1998 and 1997.

     The quarterly financial data for the fourth quarter of 1998 and 1997 was not reviewed by the Company's independent certified public accountants in accordance with standards established for such reviews.

                                                                                     1998
                                                          ---------------------------------------------------------
                                                             FIRST         SECOND           THIRD         FOURTH
                                                            QUARTER        QUARTER         QUARTER        QUARTER
                                                          -----------    -----------    -----------     -----------
                                                                 (Dollars in thousands, except per share data)
Net interest income....................................   $     9,367    $    11,360    $     8,151     $    11,146
Provision for loan losses..............................           650            400            300             350
Non-interest income....................................         1,644          1,015          2,503           1,063
Non-interest expense...................................         7,025          8,170          8,054           8,934
                                                          -----------    -----------    -----------     -----------

Income before taxes and preferred stock dividends......         3,336          3,805          2,300           2,925
Income taxes...........................................         1,361          1,513            949           1,186
                                                          -----------    -----------    -----------     -----------

Net income before preferred stock dividends............         1,975          2,292          1,351           1,739
Preferred stock dividends..............................           332            182            185             198
                                                          -----------    -----------    -----------     -----------

Net income applicable to common stock..................   $     1,643    $     2,110    $     1,166     $     1,541
                                                          ===========    ===========    ===========     ===========

Basic earnings per share...............................   $      0.13    $      0.14    $      0.07     $      0.09
                                                          ===========    ===========    ===========     ===========

Diluted earnings per share.............................   $      0.12    $      0.13    $      0.07     $      0.08
                                                          ===========    ===========    ===========     ===========

     In the fourth quarter of 1998, as a result of increased prepayments, the Company recorded amortization expense of approximately $6.8 million relating to premiums on loans and mortgage-backed securities. In addition, during the fourth quarter, the Company adjusted normal recurring accruals of certain non-interest and operating expenses, deferred loan costs and estimates of required reserves based upon management's determination of amounts so required, in an aggregate of approximately $1.0 million resulting in an increase to net income before taxes.

                                                                                     1997
                                                          ---------------------------------------------------------
                                                             First         Second           Third         Fourth
                                                            QUARTER        QUARTER         QUARTER        QUARTER
                                                          -----------    -----------    ----------      -----------
                                                                 (Dollars in thousands, except per share data)
Net interest income....................................   $     7,076    $     8,001    $     8,842     $     8,895
Provision for loan losses..............................           250            165            280             600
Non-interest income....................................           600          1,001            916           1,543
Non-interest expense...................................         4,805          5,751          6,158           6,233
                                                          -----------    -----------          -----     -----------

Income before taxes and preferred stock dividends......         2,621          3,086          3,320           3,605
Income taxes...........................................         1,022          1,243          1,329           1,439
                                                          -----------    -----------    -----------     -----------

Net income before preferred stock dividends............         1,599          1,843          1,991           2,166
Preferred stock dividends..............................           672            777            718             723
                                                          -----------    -----------    -----------     -----------

Net income applicable to common stock..................   $       927    $     1,066    $     1,273     $     1,443
                                                          ===========    ===========    ===========     ===========

Basic earnings per share...............................   $      0.14    $      0.13    $      0.14     $      0.16
                                                          ===========    ===========    ===========     ===========

Diluted earnings per share.............................   $      0.13    $      0.12    $      0.14     $      0.15
                                                          ===========    ===========    ===========     ===========

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

     The Company's trust preferred securities may be redeemed at varying times, and as to $70 million of such securities, until 2016, at a premium. (See Note 12 of the Notes to Consolidated Financial Statements for further discussion of the trust preferred securities).

     INTEREST RATE INDICES. The Company's ARM loans and mortgage-backed securities are primarily indexed to the One Year Constant Maturity Treasury Index (see "Business--Lending Activities"). When such loans and mortgage-backed securities are funded by interest-bearing liabilities which are determined by other indices, primarily deposits and FHLB advances, a changing interest rate environment may result in different levels of change in the different indices leading to disproportionate changes in the value of, and the net earnings generated from, the Company's financial instruments. Each index is unique and is influenced by different external factors, therefore, the historical relationships in various indices may not necessarily be indicative of the actual change which may result in a changing interest rate environment.

INTEREST RATE RISK MEASUREMENT

     In addition to periodic gap reports (see "Business--Factors Affecting Earnings--Asset and Liability Management") comparing the sensitivity of interest-earning assets and interest-bearing liabilities to changes in interest rates, management also utilizes a quarterly report ("model") prepared for the Bank by the OTS based on information provided by the Bank which measures the Bank's exposure to interest rate risk. The model calculates the present value of assets, liabilities, off-balance sheet financial instruments, and equity at current interest rates, and at hypothetical higher and lower interest rates at one percent intervals. The present value of each major category of financial instrument is calculated by the model using estimated cash flows based on weighted average contractual rates and terms at discount rates representing the estimated current market interest rate for similar financial instruments. The present value of the interest rate caps is calculated by the model using estimated cash flows based on the contractual rates and terms at a discount rate representing the index to which the interest rate caps are tied. The resulting present value of longer term fixed-rate financial instruments are more sensitive to change in a higher or lower market interest rate scenario, while adjustable-rate financial instruments largely reflect only a change in present value representing the difference between the contractual and discounted rates until the next interest rate repricing date.

     The following table reflects the estimated present value of interest-earning assets, interest-bearing liabilities, and off-balance sheet financial instruments as calculated by the OTS for the Bank as of September 30, 1998, consolidated with the estimated present values of other financial instruments of the Company, at current interest rates and at hypothetical higher and lower interest rates of one and two percent.

                                                                        AT SEPTEMBER 30, 1998
                                                                            PRESENT VALUE
                                            ---------------------------------------------------------------------------
                                                  -2%            -1%           CURRENT          +1%            +2%
                                            --------------  -------------  -------------  --------------  -------------
Interest-earning assets:
   Investments, tax certificates, Federal
     funds sold, FHLB overnight deposits
     and other interest earning assets,
     at cost..............................  $      198,567  $     196,731  $     194,948  $      194,200  $     191,549
   Mortgage-backed securities.............         348,445        345,764        343,115         338,054        331,164
   Loans:
   Adjustable-rate mortgages..............       1,899,162      1,883,720      1,869,052       1,851,441      1,826,847
   Fixed-rate mortgages...................       1,394,086      1,368,699      1,340,019       1,288,675      1,222,284
   Commercial and consumer loans..........          52,104         51,495         50,902          50,323         49,757
                                            --------------  -------------  -------------  --------------  -------------

     Total loans..........................       3,345,352      3,303,914      3,259,973       3,190,439      3,098,888
                                            --------------  -------------  -------------  --------------  -------------

   Total interest-earning assets..........  $    3,892,364  $   3,846,409  $   3,798,036  $    3,722,693  $   3,621,601
                                            ==============  =============  =============  ==============  =============


Interest-bearing liabilities:
   Customer deposits:
     Money market and NOW accounts........  $      233,661  $     233,661  $     233,661  $      233,661  $     233,661
     Passbook accounts....................         257,780        257,780        257,780         257,780        257,780
     Certificate accounts.................       1,660,614      1,651,162      1,641,745       1,632,549      1,623,507
                                            --------------  -------------  -------------  --------------  -------------

     Total customer deposits..............       2,152,055      2,142,603      2,133,186       2,123,990      2,114,948
   Borrowings:
     FHLB advances........................       1,096,430      1,060,280      1,026,135         993,863        963,340
     Trust preferred......................         230,117        221,266        212,915         205,029        197,575
     Other borrowings.....................         121,148        121,148        121,148         121,148        121,148
                                            --------------  -------------  -------------  --------------  -------------

     Total borrowings.....................       1,447,695      1,402,694      1,360,198       1,320,040      1,282,063
                                            --------------  -------------  -------------  --------------  -------------

   Total interest-bearing liabilities.....  $    3,599,750  $   3,545,297  $   3,493,384  $    3,444,030  $   3,397,011
                                            ==============  =============  =============  ==============  =============

Loan commitments and interest rate caps...  $     (19,815)  $    (11,946)  $     (4,180)  $          549  $       3,667
                                            =============   ============   ============   ==============  =============


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

     The following table presents the Bank's ratio of NPV to the present value of total assets as of September 30, 1998, as calculated by the OTS, based on information provided to the OTS by the Bank.

   CHANGE IN INTEREST RATES                                                     RATIO OF NPV
       IN BASIS POINTS                          PRESENT VALUE OF           TO THE PRESENT VALUE OF
        (RATE SHOCK)              NPV             TOTAL ASSETS                  TOTAL ASSETS               CHANGE
   -----------------------        ---           ----------------           -----------------------         ------
                                               (DOLLARS IN THOUSANDS)
          +200               $  273,973             $3,521,702                    7.78%                    (16.72)%
          +100                  312,389              3,603,318                    8.67                      (4.73)
          Static                328,964              3,666,638                    8.97                         -
          -100                  317,941              3,707,525                    8.58                      (3.35)
          -200                  304,220              3,747,892                    8.12                      (7.52)


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

     RISKS ASSOCIATED WITH THE COMPANY'S ADJUSTABLE RATE MORTGAGE LOANS. The Company has purchased and intends to continue to purchase a significant amount of residential mortgage loans. During the fiscal years ended September 30, 1998 and 1997, the Company purchased $2.7 billion and $913.7 million, respectively, of one-to-four family residential loans, of which $2.0 billion and $728.2 million, respectively, were ARM loans. At September 30, 1998 the Company's residential loan portfolio included $1.6 billion of ARMs (55.2% of the Company's gross loan portfolio). The ARMs purchased by the Company have annual interest rate adjustment caps that limit rate increases or decreases to 2% per year. Further, a portion of the ARMs purchased by the Company provide for initial rates of interest below the rates which would prevail were the contractual index and margin used for repricing applied initially (the "teaser rate period").

     If market interest rates rise rapidly, the annual and lifetime interest rate adjustment caps on the ARMs may limit the increase in the interest rates on ARMs relative to the increase in market interest rates, and yields on ARMs with teaser rates may be limited to repricing at interest rates below the contractual index plus the margin. At September 30, 1998, $492.4 million of the Company's ARM loans (17.3% of the Company's gross loan portfolio) were in the teaser rate period with an average teaser rate of 6.21% and an average fully indexed rate of 7.48%. Rapid increases in market interest rates may not be fully reflected in loans which are in the teaser rate period and may, accordingly, have a negative impact on the Company's net interest margin.

     REFINANCING RISKS. A significant portion of the Company's loans receivable are single-family residential mortgages that generally have an imbedded option that allows the borrower to prepay the loan at any time without penalty. A substantial portion of these loans have been purchased by the Company in the secondary mortgage market at a premium.

     In the current interest rate environment, when long-term interest rates are generally low on a historical basis and the spread between short-term rates and long-term rates is relatively narrow, prepayments of ARMs and higher fixed-rate mortgages tend to accelerate. In addition, at September 30, 1998, $492.4 million of the Company's ARMs had teaser rates, which will be subject to interest rate adjustments within the next twelve months. Teaser rate loans may tend to be prepaid near the end of the teaser period in the current interest rate environment, creating higher levels of prepayments on loans overall which the Company may not be able to reinvest quickly enough and at sufficient interest rates to mitigate the effect on it net interest margin.

     Premiums, net of discounts and deferred origination costs, which at September 30, 1998 were $29.9 million, are recognized as a reduction to interest income using the interest method over the contractual life of the loans adjusted for estimated prepayments, based on the Company's historical prepayment experience. As prepayments accelerate, the Company's historical prepayment experience changes, resulting in a shortening of the estimated life of the loan portfolio, and an increase in the rate at which premiums are expensed, resulting in a greater reduction in interest income. Accelerated prepayments could, therefore, have a material adverse effect on the Company's results of operations. Based on a continuation of the current interest rate environment, a significant portion of the premium may be expensed in a relatively short term period.

     AVAILABILITY OF MORTGAGE LOANS. The Company's net income depends significantly on its ability to acquire mortgage loans an acceptable terms and at favorable spreads over the Company's borrowing costs. If the Company is unable to acquire mortgage loans, its results of operations will be adversely affected.

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

     The availability of mortgage loans meeting the Company's criteria is dependent upon, among other things, the size and level of activity in the residential real estate lending market, which depends on various factors, including the level of interest rates, regional and national economic conditions and changes in residential real estate values. To the extent the Company is unable to acquire a sufficient volume of mortgage loans meeting its criteria, the Company's results of operations would be adversely affected.

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

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


BANKUNITED FINANCIAL CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

Report of Independent Certified Public Accountants........................   52

Consolidated Statements of Financial Condition as of September 30, 1998
   and September 30, 1997.................................................   53

Consolidated Statements of Operations for the Years Ended
   September 30, 1998, 1997 and 1996......................................   54

Consolidated Statements of Stockholders' Equity for the Years Ended
   September 30, 1998, 1997 and 1996......................................   55

Consolidated Statements of Cash Flows for the Years Ended
   September 30, 1998, 1997 and 1996......................................   58

Notes to Consolidated Financial Statements................................   60

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of BankUnited Financial Corporation:

     In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of BankUnited Financial Corporation and its subsidiaries at September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICEWATERHOUSECOOPERS LLP

Miami, Florida
December 7, 1998

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                                       SEPTEMBER 30,
                                                                                             ------------------------------
                                                                                                 1998              1997
                                                                                             -------------    -------------
                                                                                                  (Dollars in thousands)

ASSETS:
   Cash...................................................................................   $      26,243    $      10,571
   Federal Home Loan Bank overnight deposits..............................................          65,268           79,413
   Tax certificates (net of reserves of $469 and $697 at September 30, 1998 and 1997,
     respectively)........................................................................          40,007           49,283
   Investments held to maturity (market value of approximately $14,699 and $14,613 at
     September 30, 1998 and 1997, respectively)...........................................          14,542           14,494
   Investments available for sale, at market..............................................          23,661           10,166
   Mortgage-backed securities, held to maturity (market value of approximately $143,505
     and $11,292 at September 30, 1998 and 1997, respectively)............................         146,146           11,352
   Mortgage-backed securities available for sale, at market...............................         199,610          108,919
   Loans receivable, net..................................................................       2,869,604        1,661,381
   Mortgage loans held for sale (market value of approximately $179,503 and $105,980
      at September 30, 1998 and 1997,respectively)........................................         172,410          104,342
   Other interest earning assets..........................................................          51,313           33,599
   Office properties and equipment, net...................................................          14,198            7,371
   Real estate owned......................................................................           1,974              611
   Accrued interest receivable............................................................          32,864           16,261
   Mortgage servicing rights..............................................................           8,917            4,783
   Goodwill...............................................................................          32,106           14,278
   Prepaid expenses and other assets......................................................          39,520           18,582
                                                                                             -------------    -------------
     TOTAL................................................................................   $   3,738,383    $   2,145,406
                                                                                             =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
   Deposits...............................................................................   $   2,124,824    $   1,195,892
   Securities sold under agreements to repurchase.........................................         121,148           30,000
   Advances from Federal Home Loan Bank...................................................       1,021,466          671,484
   Company obligated mandatorily redeemable trust preferred securities of subsidiary trust
     holding solely junior subordinated deferrable interest debentures of the Company.....         218,500          116,000
   Interest payable (primarily on deposits and advances from Federal Home Loan Bank)......           7,825            3,844
   Advance payments by borrowers for taxes and insurance..................................          12,645           10,688
   Accrued expenses and other liabilities.................................................          32,683           17,853
                                                                                             -------------    -------------
     TOTAL LIABILITIES....................................................................       3,539,091        2,045,761
                                                                                             -------------    -------------

COMMITMENTS AND CONTINGENCIES (Notes 8 and 17)
STOCKHOLDERS' EQUITY:
   Preferred stock, Series B, Series 1993, Series 9% and Series 1996, $0.01 par
     value. Authorized shares--10,000,000; issued and outstanding shares -
     926,697 and 2,175,296 at September 30, 1998 and 1997, respectively...................               9               22
   Class A Common Stock, $.01 par value. Authorized shares--30,000,000; issued and outstanding shares - 17,816,213 and 9,257,098 at September 30, 1998 and 1997,
     respectively.........................................................................             178               92
   Class B Common Stock, $.01 par value. Authorized shares--3,000,000; issued and outstanding shares - 331,743 and 275,685 at September 30, 1998 and 1997,
     respectively........................................................................                3                3
   Additional paid-in capital.............................................................         178,777           86,679
   Retained earnings......................................................................          18,448           11,988
   Net unrealized gains on securities available for sale, net of tax......................           1,877              861
                                                                                             -------------    -------------
     TOTAL STOCKHOLDERS' EQUITY...........................................................         199,292           99,645
                                                                                             -------------    -------------
       TOTAL..............................................................................   $   3,738,383    $   2,145,406
                                                                                             =============    =============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                    FOR THE YEARS ENDED SEPTEMBER 30:
                                                                             ---------------------------------------------
                                                                                 1998             1997              1996
                                                                             ----------        ----------       ----------
                                                                             (Dollars in thousands, except per share data)
Interest income:
   Interest and fees on loans............................................... $  177,252        $   94,655       $   41,313
   Interest on mortgage-backed securities...................................     16,588             7,035            4,250
   Interest on short-term investments.......................................      5,013             1,613            2,359
   Interest and dividends on long-term investments and other
     interest-earning assets................................................      8,714             5,471            4,210
                                                                             ----------        ----------       ----------
       Total interest income................................................    207,567           108,774           52,132
                                                                             ----------        ----------       ----------

Interest expense:
   Interest on deposits.....................................................     93,431            50,136           20,791
   Interest on borrowings...................................................     57,160            19,351           13,831
   Preferred dividends of Trust Subsidiary..................................     16,952             6,473                -
                                                                             ----------        ----------       ----------
     Total interest expense.................................................    167,543            75,960           34,622
                                                                             ----------        ----------       ----------

       Net interest income before provision (credit) for loan losses........     40,024            32,814           17,510
Provision (credit) for loan losses..........................................      1,700             1,295             (120)
                                                                             ----------        ----------       ----------
   Net interest income after provision (credit) for loan losses.............     38,324            31,519           17,630
                                                                             ----------        ----------       ----------

Non-interest income:
   Service fees, net........................................................      1,139             2,993              597
   Net gain on sale of loans and mortgage-backed securities.................      4,429               819                5
   Net gain (loss) on sale of other assets..................................          6                 1               (6)
   Other ...................................................................        651               247               53
                                                                             ----------        ----------       ----------
     Total non-interest income..............................................      6,225             4,060              649
                                                                             ----------        ----------       ----------

Non-interest expenses:
   Employee compensation and benefits.......................................     10,943             8,880            4,275
   Occupancy and equipment..................................................      4,854             3,568            1,801
   Insurance................................................................      1,185               948            3,610
   Professional fees--legal and accounting..................................      1,891             1,605              929
   Data processing..........................................................      1,109               992              340
   Loan servicing expense...................................................      5,313             1,796              979
   Real estate owned operations.............................................         82               301               73
   Other operating expenses.................................................      6,806             4,857            2,029
                                                                             ----------        ----------       ----------
     Total non-interest expenses............................................     32,183            22,947           14,036
                                                                             ----------        ----------       ----------

   Income before income taxes and preferred stock dividends.................     12,366            12,632            4,243
Income taxes................................................................      5,009             5,033            1,657
                                                                             ----------        ----------       ----------

   Net income before preferred stock dividends..............................      7,357             7,599            2,586
Preferred stock dividends of the Company....................................        897             2,890            2,145
                                                                             ----------        ----------       ----------

   Net income after preferred stock dividends............................... $    6,460        $    4,709       $      441
                                                                             ==========        ==========       ==========


Basic earnings per share.................................................... $     0.41        $     0.57       $     0.10
                                                                             ==========        ==========       ==========

Diluted earnings per share.................................................. $     0.39        $     0.54       $     0.10
                                                                             ==========        ==========       ==========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                      FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
                                         ---------------------------------------------------------------------
                                                                         CLASS A                      CLASS B
                                             PREFERRED STOCK           COMMON STOCK                COMMON STOCK
                                         ---------   ----------   ----------------------       --------------------
                                          SHARES        AMOUNT       SHARES       AMOUNT       SHARES       AMOUNT
                                         ---------   ----------   ----------    ---------      --------   ---------
                                                                     (Dollars in thousands)
BALANCE AT SEPTEMBER 30, 1995........... 2,679,107   $       27    1,835,170    $      18       232,324   $       2
   Conversion of Preferred Stock
     to Common Stock Class A............   (14,560)           -       21,340            -             -           -
   Issuance of Class A and Class B
     Common Stock.......................         -            -       25,210            -        19,191           1
   Underwritten public offering of the
     Company's Common Class A, net......         -            -    3,565,000           36             -           -
   Payment of dividends on the
     Company's Preferred Stock..........         -            -        7,481            -             -           -
   Net change in unrealized loss on
     investments available for sale.....         -            -            -            -             -           -
   Net income for the year ended
     September 30, 1996.................         -            -            -            -             -           -
                                         ---------   ----------   ----------    ---------      --------   ---------

BALANCE AT SEPTEMBER 30, 1996........... 2,664,547           27    5,454,201           54       251,515           3
   Issuance of Class A and Class B
     Common Stock.......................         -            -       40,357            -        24,423           -
   Conversion of Preferred Stock
     to Common Class A..................  (973,568)         (10)   1,470,359           13             -           -
   Conversion of Common Class B
     to Common Class A..................         -            -          253            -          (253)          -
   Preferred Stock, Series 9%
     tender offer.......................  (448,583)          (4)           -            -             -           -
   Issuance of Stock in connection
     with the Suncoast acquisition......   920,000            9    2,199,730           22             -           -
   Stock options and warrants
     exercised..........................    12,900            -       89,004            -             -           -
   Payments of dividends on the
     Company's Preferred Stock..........         -            -        3,194            3             -           -
   Net change in unrealized gain on
     investments available for sale.....         -            -            -            -             -           -
   Net income for the year ended
     September 30, 1997.................         -            -            -            -             -           -
                                         ---------   ----------   ----------    ---------      --------   ---------

BALANCE AT SEPTEMBER 30, 1997........... 2,175,296           22    9,257,098           92       275,685           3

   Issuance of Class A and Class B
     Common Stock.......................         -            -       35,477            -         3,541           -
   Conversion of Preferred Stock
     to Common Class A..................(1,290,061)         (13)   1,614,104           16             -           -
   Issuance of Series B Preferred Stock.    20,762            -            -            -             -           -
   Preferred Stock, Series 9%
     tender offer.......................    (4,300)           -            -            -             -           -
   Underwritten public offering and
     direct offering of the Company's Class A
     and Class B Common Stock and
     Series B Preferred Stock, net......    25,000            -    4,761,500           48        30,000           -
   Issuance of Stock in connection with
     the Consumers Bancorp acquisition......     -            -      562,508            6             -           -
   Issuance of Stock in connection with
     the Central Bank acquisition...........     -            -    1,386,000           14             -           -
   Stock options and warrants exercised.         -            -      195,584            2        22,517           -
   Payments of dividends on the
     Company's Preferred Stock..........         -            -        3,942            -             -           -
   Net change in unrealized gain on
     investments available for sale.....         -            -            -            -             -           -
   Net income for the year ended
     September 30, 1998.................         -            -            -            -             -           -
                                         ---------   ----------   ----------    ---------      --------   ---------

BALANCE AT SEPTEMBER 30, 1998...........   926,697   $        9   17,816,213    $     178       331,743   $       3
                                         =========   ==========   ==========    =========      ========   =========


                                                                                              UNREALIZED
                                                                                             GAIN(LOSS) ON
                                                                                              SECURITIES
                                                                                               AVAILABLE           TOTAL
                                                             PAID-IN          RETAINED         FOR SALE,       STOCKHOLDERS'
                                                             CAPITAL          EARNINGS        NET OF TAX          EQUITY
                                                          -------------    -------------     -------------    -------------
                                                                               (Dollars in thousands)
BALANCE AT SEPTEMBER 30, 1995..........................   $      38,835    $       6,838     $          25    $      45,745
   Conversion of Preferred Stock
     to Common Stock Class A...........................               -                -                 -                -
   Issuance of Class A and Class B
     Common Stock......................................             330                -                 -              331
   Underwritten public offering of
     the Company's Common Class A, net.................          22,831                -                 -           22,867
   Payment of dividends on the
     Company's Preferred Stock.........................              59           (2,145)                -           (2,086)
   Net change in unrealized loss on
     investments available for sale....................               -                -              (332)            (332)
   Net income for the year ended
     September 30, 1996................................               -            2,586                 -            2,586
                                                          -------------    -------------     -------------    -------------

BALANCE AT SEPTEMBER 30, 1996..........................          62,055            7,279              (307)          69,111
   Issuance of Class A and Class B
     Common Stock......................................             501                -                 -              501
   Conversion of Preferred Stock
     to Common Class A.................................              (3)               -                 -                -
   Conversion of Common Class B
     to Common Class A.................................               -                -                 -                -
   Preferred Stock, Series 9%
     tender offer......................................          (4,481)               -                 -           (4,485)
   Issuance of Stock in connection
     with the Suncoast acquisition.....................          27,781                -                 -           27,812
   Stock options and warrants exercised................             794                -                 -              794
   Payments of dividends on the
     Company's Preferred Stock.........................              32           (2,890)                -           (2,855)
   Net change in unrealized gain on
     investments available for sale....................               -                -             1,168            1,168
   Net income for the year ended
     September 30, 1997................................               -            7,599                 -            7,599
                                                          -------------    -------------     -------------    -------------

BALANCE AT SEPTEMBER 30, 1997..........................          86,679           11,988               861           99,645
   Issuance of Class A and Class B
     Common Stock......................................             237                -                 -              237
   Conversion of Preferred Stock
     to Common Class A.................................            (463)               -                 -             (460)
   Issuance of Series B Preferred Stock................             398                -                 -              398
   Preferred Stock, Series 9%
     tender offer......................................             (43)               -                 -              (43)
   Underwritten public offering and direct
     offering of the Company's Class A
     and Class B Common Stock and Series B Preferred
     Stock, net........................................          59,055                -                 -           59,103
   Issuance of Stock in connection
     with the Consumers Bancorp acquisition............           7,647                -                 -            7,653
   Issuance of Stock in connection
     with the Central Bank acquisition.................          22,769                -                 -           22,783
   Stock options and warrants exercised................           2,438                -                 -            2,440
   Payments of dividends on the
     Company's Preferred Stock.........................              60             (897)                -             (837)
   Net change in unrealized gain on
     investments available for sale....................               -                -             1,016            1,016
   Net income for the year ended
     September 30, 1998................................               -            7,357                 -            7,357
                                                          -------------    -------------     -------------    -------------

BALANCE AT SEPTEMBER 30, 1998..........................   $     178,777    $      18,448     $       1,877    $     199,292
                                                          =============    =============     =============    =============

(CONTINUED ON NEXT PAGE)

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY--(CONTINUED)
FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997
AND 1996

The beginning balance at September 30, 1995 of each series of the Company's preferred stock was as follows:


                                                                      SHARES           AMOUNT
                                                                    -----------    -------------
                                                                       (Dollars in thousands)

   Series A.....................................................         55,000     $           1
   Series B.....................................................        142,378                 2
   Series C.....................................................        363,636                 4
   Series C-II..................................................        222,223                 2
   Series 1993..................................................        745,870                 7
   Series 9%....................................................      1,150,000                11
                                                                  -------------     -------------

   Total........................................................      2,679,107     $          27
                                                                  =============     =============


The ending balance at September 30, 1998 of each series of the Company's preferred stock was as follows:


                                                                      SHARES           AMOUNT
                                                                  ------------     -------------
                                                                       (Dollars in thousands)
   Series B.......................................................      229,580     $           2
   Series 9%......................................................      697,117                 7
                                                                  -------------     -------------

   Total..........................................................      926,697     $           9
                                                                  =============     =============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   FOR THE YEARS ENDED SEPTEMBER 30,
                                                                           ------------------------------------------------
                                                                                1998             1997              1996
                                                                           -------------    --------------    -------------
                                                                                            (in thousands)
Cash flows from operating activities:
   Net income............................................................  $      7,357     $       7,599    $       2,586
     Adjustments to reconcile net income to net cash provided by
       (used in) operating activities:
       Provision (credit) for loan losses................................         1,700             1,295              (120)
       Provision (credit) for losses on tax certificates.................          (166)               84                76
       Depreciation and amortization.....................................         1,633             1,320               674
       Amortization (accretion) of fees, discounts and premiums..........        11,449              (431)           (2,168)
       Amortization of mortgage servicing rights.........................         2,236               931                 -
       Amortization of goodwill..........................................         1,070               683                 -
     Net gain on sale of loans and mortgage-backed securities............        (4,429)             (819)               (5)
     Net (gain) loss on sale of real estate owned........................           (39)              236              (185)
     Loans originated for sale..........................................       (312,749)          (28,467)           (4,141)
     Proceeds from sale of loans........................................        177,504            39,890             4,362
     Increase in accrued interest receivable............................        (15,506)           (6,285)           (1,239)
     Increase in interest payable on deposits and FHLB advances.........          3,523             1,142                31
     Decrease in accrued taxes..........................................         (9,418)           (1,062)           (3,429)
     Increase (decrease) in other liabilities...........................         20,228           (18,818)            3,054
     Increase in prepaid expenses and other assets......................        (17,475)           (1,635)             (224)
     Proceeds from sale of mortgage servicing rights.....................             -             4,215                 -
     Purchase of mortgage servicing rights...............................          (678)                -                 -
     Other, net..........................................................        (2,523)              712             1,126
                                                                           -------------    --------------    -------------

       Net cash provided by (used in) operating activities...............       (136,283)              590              398
                                                                           -------------    --------------    -------------

Cash flows from investing activities:
   Net increase in loans.................................................    (1,392,617)         (792,501)         (185,457)
   Purchase of investment securities.....................................       (15,363)          (22,144)           (3,510)
   Purchase of mortgage-backed securities................................      (118,336)          (56,499)          (19,228)
   Purchase of other earning assets......................................       (46,325)          (32,300)             (650)
   Proceeds from repayments of investment securities.....................        22,323             4,051             5,675
   Proceeds from repayments of mortgage-backed securities................       264,164            19,345            10,523
   Proceeds from repayments of other earning assets......................        29,423            14,176               750
   Proceeds from sale of investment securities...........................             -               126             2,097
   Proceeds from sale of mortgage-backed securities......................        15,572             7,653                -
   Proceeds from sale of real estate owned...............................         1,225             2,257             2,661
   Purchase of office properties and equipment...........................        (8,140)           (1,980)           (1,170)
   Sale of office properties and equipment...............................            23             1,364                 -
   Capitalized cost for loan securities..................................          (581)                -                 -
   Net (increase) decrease in tax certificates...........................         9,276            (9,278)             (620)
   Purchase of Bank of Florida, net of acquired cash equivalents.........             -                 -             1,521
   Cash and cash equivalents of Suncoast at date of acquisition..........             -            32,803                -
   Purchase of Consumers, net of acquired cash equivalents...............         8,098                 -                -
   Cash and cash equivalents of Central at date of acquisition...........        18,170                 -                -
                                                                           -------------    -------------     -------------

     Net cash used in investing activities...............................  $ (1,213,088)     $   (832,927)    $    (187,408)
                                                                           -------------    -------------     -------------



(CONTINUED ON NEXT PAGE)

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS--(CONTINUED)

                                                                                   FOR THE YEARS ENDED SEPTEMBER 30,
                                                                           ------------------------------------------------
                                                                                1998             1997              1996
                                                                           -------------    -------------     -------------
                                                                                            (in thousands)
Cash flows from financing activities:
   Net increase in deposits..............................................  $     774,720     $     366,049    $     168,744
   Net increase (decrease) in Federal Home Loan Bank advances............        341,982           382,984           (4,000)
   Net increase in other borrowings......................................         74,199            30,000                -
   Decrease in subordinated notes........................................              -              (775)                -
   Net proceeds from issuance of trust preferred securities..............         98,913           111,456                -
   Net proceeds from issuance of preferred stock.........................            488                 -                -
   Net proceeds from issuance of common stock............................         60,502             1,329           23,198
   Preferred Stock, Series 9% tender offer...............................            (43)           (4,486)               -
   Preferred Stock, Series 1996 redemption...............................            (85)                -                -
   Preferred Stock, Series 1993 redemption...............................           (339)                -                -
   Dividends paid on the Company's preferred stock.......................           (837)           (2,855)          (2,086)
   Increase in advances from borrowers for taxes and insurance...........          1,398             4,483              560
                                                                           -------------    --------------     -------------

     Net cash provided by financing activities...........................      1,350,898           888,185          186,416
                                                                           -------------    --------------     -------------

Increase (decrease) in cash and cash equivalents.........................          1,527            55,848             (594)

Cash and cash equivalents at beginning of year...........................         89,984            34,136           34,730
                                                                           -------------    --------------     -------------

Cash and cash equivalents at end of year.................................  $      91,511     $      89,984    $      34,136
                                                                           =============    ==============    =============

Supplemental disclosure of non-cash investing and financing activities:
   Interest paid on deposits and borrowings..............................  $     163,561     $      73,385    $      34,547
   Income taxes paid.....................................................  $       3,884     $       3,390    $       4,626
   Transfers from loans to real estate owned.............................  $       2,226     $       2,296    $       1,154
   Transfer of mortgage-backed securities from held to maturity to
     available for sale..................................................  $           -     $           -    $      31,780
   Issuance of Class A Common Stock upon conversion of preferred stock     $        (460)    $           -    $           -
   Issuance of Class A Common Stock in connection with the Suncoast
     acquisition.........................................................  $           -     $      27,812    $           -
   Issuance of Class A Common Stock in connection with the Consumers
     acquisition.........................................................  $       7,653     $           -    $           -
   Issuance of Class A Common Stock in connection with the Central
     acquisition.........................................................  $      22,783     $           -    $           -
   Securitization of loans receivable....................................  $     355,469     $           -    $           -



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1998

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

(A) BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its subsidiaries, including BankUnited, FSB (the "Bank"). The Bank provides a full range of banking services to individual and corporate customers through its branches in South and West Florida. The Bank is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities. All significant intercompany transactions and balances have been eliminated.

         The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and operations for the period.

         Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the allowance for losses on tax certificates, the effect of prepayments on premiums on purchased loans, the valuation of mortgage servicing rights, and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. Premiums on purchased loans are amortized based, in part, on management's estimate of future prepayment rates. If actual prepayments exceed these estimates, premium amortization is increased through charges to interest income in the period the excess prepayments occur. In connection with the determination of the allowances for loan losses and real estate owned, management obtains independent appraisals for properties.

(B) MORTGAGE-BACKED SECURITIES AND INVESTMENTS

         Mortgage-backed securities and other investments available for sale are carried at fair value (market value), inclusive of unrealized gains and losses, and net of discount accretion and premium amortization computed using the level yield method. Net unrealized gains and losses are reflected as a separate component of stockholders' equity, net of applicable deferred income taxes.

         Mortgage-backed securities and investments held to maturity are carried at amortized cost. Mortgage-backed securities and investment securities that the Company has the positive intent and ability to hold to maturity are designated as held-to-maturity securities.

         Gains or losses on sales of mortgage securities and investments are recognized on the specific identification basis.

         Tax certificates are considered investments held to maturity and, accordingly, are carried at cost less a valuation allowance. Interest is accrued on tax certificates until payoff or until deemed uncollectible. When deemed uncollectible, accrued but uncollected interest is reversed. Applicable law permits application for tax deeds to be applied for two years after the effective date of the acquisition of the tax certificate. Tax deeds applied for are carried at the cost of the tax certificates, adjusted for accrued interest. Tax deeds applied for carry an annual interest rate of 18%.

(C) ALLOWANCE FOR LOAN LOSSES

         A provision for losses on loans is charged to operations when, in management's opinion, the collectibility of the balances is doubtful and the carrying value is greater than the fair value, net of selling costs, of collateral dependent loans or the estimated net realizable value of other loans. The provision is based upon a review of the nature, volume, delinquency status and inherent risk of the loan portfolio in relation to the allowance for loan losses.

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

         The Company's non-accrual policy provides that all loans are placed on non-accrual status when they are more than 90 days past due as to either principal or interest, unless the loan is fully secured and in the process of collection. Loans are returned to accrual status when they become less than 90 days delinquent.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
SEPTEMBER 30, 1998

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

(D) LOANS RECEIVABLE

         Loans receivable are considered long-term investments and, accordingly, are carried at historical cost. Loans held for sale are recorded at the lower of cost or market, determined in the aggregate. In determining cost, deferred loan origination fees and costs are adjusted to the principal balances of the related loans.

(E) LOAN ORIGINATION FEES, COMMITMENT FEES, LOAN PREMIUMS AND RELATED COSTS

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

         Premiums paid on purchased loans are capitalized and recognized as an adjustment to interest income over the contractual life of the loans, adjusted for estimated prepayments based on the Company's historical prepayment experience. If actual prepayments exceed those estimated by the Company, premium amortization is increased through charges to interest income in the period the excess prepayments occur.

(F) OTHER INTEREST EARNING ASSETS

         Other interest earning assets includes Federal Home Loan Bank of Atlanta ("FHLB") stock and an equity investment in the Community Reinvestment Group. The fair value is estimated to be the carrying value which is par.

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

(I) REAL ESTATE OWNED

         Property acquired through foreclosure or deeds in lieu of foreclosures are recorded at the lower of the related principal balance at foreclosure or estimated fair value less estimated costs to sell the property. Any excess of the loan balance over the carrying value is charged to the allowance for loan losses when the property is classified as real estate owned. The carrying value is reviewed periodically and, when necessary, any decline in the value of the real estate is charged to expense. Significant property improvements which enhance the salability of the property are capitalized to the extent that the carrying values do not exceed their estimated realizable values. Maintenance and carrying costs on the property are charged to operations as incurred.

(J) IMPAIRMENT OF LONG-LIVED ASSETS

         Long-lived assets, assets to be disposed of and certain identifiable intangibles, such as mortgage servicing rights, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment is recognized. Measurement of an impairment loss for long-lived assets, assets to be disposed of and identifiable intangibles that an entity expects to hold and use is based upon the fair value of the asset.

(K) GOODWILL

         Goodwill is amortized on a straight-line basis over its estimated beneficial life of 10 to 25 years. Goodwill is evaluated by management for impairment on an annual basis based upon undiscounted cash flows of the related net assets acquired.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
SEPTEMBER 30, 1998

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

(L) INCOME TAXES

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

(M) EARNINGS PER SHARE

         Basic earnings per common share is computed on the weighted average number of common shares outstanding during the year. The weighted average number of common shares outstanding for the years ended September 30, 1998, 1997 and 1996 were 15,693,000, 8,211,000, and 4,306,000, respectively. Earnings per common share, assuming dilution, assume the maximum dilutive effect of the average number of shares from stock options and the conversion equivalents of preferred stocks and certain warrants. The weighted average number of diluted common shares outstanding during the years ended September 30, 1998, 1997 and 1996 were 16,667,000, 9,148,000 and 4,558,000, respectively. Stock dividends have been included in the calculation of earnings per share for all years presented.

(N) STOCK OPTIONS

         When stock options are granted to employees and directors, a determination is made of any compensation component based on the excess, if any, of the fair market value of the underlying stock and the option price of the grant. The proceeds from the exercise of options are credited to common stock for the par value of the shares issued, and the excess, adjusted for any tax benefit, is credited to paid-in capital. (See Note 15.)

(O) IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

         In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and in December 1996, the FASB issued a related Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" (collectively "SFAS No. 125"). SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on a financial components approach that focuses on control. Portions of SFAS No. 125 were effective for transactions entered into after December 31, 1996 with the remaining portions effective for transactions entered into after December 31, 1997. The impact of adopting SFAS No. 125 has not been material to the Company's financial position or the results of operations.

     In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share. It replaces primary earnings per share and fully diluted earnings per share with basic earnings per share and diluted earnings per share and is effective for reporting periods ending after December 15, 1997. All amounts presented have been restated to conform to the requirements of SFAS No. 128.

     In February 1997, the FASB issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS No. 129"). SFAS No. 129 continues previous requirements to disclose certain information about an entity's capital structure. The Company currently complies with the disclosure requirements of SFAS No. 129.

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS No. 130"), which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources; and Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") which is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (October 1, 1999 for the Company). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivative instruments are recorded each period in current earnings or other comprehensive income, depending on whether a derivative instrument is designated as part of a hedge transaction and, if it is, the type of hedge transaction as set forth in the guidance. The Company currently utilizes derivative instruments on a limited basis to hedge the interest rate risks of certain financial instruments. Interest Rate Cap contracts have been acquired by the Company to hedge the risk on an increase in market interest rates for variable rate sources of funds which are partially funding financial instruments which

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
SEPTEMBER 30, 1998

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

have interest rate terms which are fixed for certain periods of time (see Note 17 "Commitments and Contingencies" for further discussion of the Interest Rate Cap contracts). The Interest Rate Cap contracts will be treated as cash flow hedges under SFAS No. 133 and it is anticipated that any change in their fair value will be substantially offset by an opposite change in the fair value of the financial instruments designated in the hedge transaction. Under SFAS No. 133, the portion of change in fair value of any derivative instrument designated as a hedge which is not effective will be recognized in current period earnings. Management does not expect the adoption of SFAS No. 133 for its current derivative instruments to have any material effect on the Company's financial position or results of operations.

         In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("SFAS No. 134") which applies to mortgage banking enterprises and other entities conducting similar operations. SFAS No. 134 requires that securities retained after a securitization of loans held for sale be accounted for in accordance with SFAS No. 115, unless the entity has entered into a commitment to sell the retained securities before or during the securitization process. Such securities would be classified as trading. SFAS No. 134 is effective for the first fiscal quarter beginning after December 15, 1998. The adoption of SFAS No. 134 is not expected to be material to the Company's financial position or results of operations.

(P) FINANCIAL STATEMENT RECLASSIFICATIONS

         Certain prior period amounts have been reclassified to conform to the September 30, 1998 consolidated financial statements.

(2) EARNINGS PER SHARE

         Earnings per common share is calculated as follows:


                                                                                                   FOR THE YEARS ENDED
                                                                                                      SEPTEMBER 30,
                                                                                             ------------------------------
                                                                                               1998       1997       1996
                                                                                             --------   --------   -------
                                                                                                  (In thousands, except
                                                                                                    per share amounts)
BASIC EARNINGS PER SHARE:
   Numerator:
     Net income after preferred stock dividends...........................................   $  6,460   $  4,709   $    441
                                                                                             ========   ========   ========

   Denominator:
     Weighted average common shares outstanding...........................................     15,693      8,211      4,306
                                                                                             ========   ========   ========

   Basic earnings per share...............................................................   $   0.41   $   0.57   $   0.10
                                                                                              =======   ========   ========

DILUTED EARNINGS PER SHARE:
   Numerator:
     Net income after preferred stock dividends...........................................   $  6,460   $  4,709   $    441
     Plus:
       Reduction of interest expense......................................................          -          -          3
       Reduction of preferred stock dividends.............................................        111        217          -
                                                                                             --------   --------   --------
     Diluted net income available to common shareholders..................................   $  6,571   $  4,926   $    444
                                                                                             ========   ========   ========

   Denominator:
     Weighted average common shares outstanding...........................................     15,693      8,211      4,306
     Plus:
       Number of common shares from the conversion of options and warrants................        655        468        252
       Number of common shares from the conversion of dilutive preferred stock(1).........        319        469          -
                                                                                             --------   --------   --------
     Diluted weighted average shares outstanding..........................................     16,667      9,148      4,558
                                                                                             ========   ========   ========

   Diluted earnings per share.............................................................   $   0.39   $   0.54   $   0.10
                                                                                             ========   ========   ========

     (1) For the years ended September 30, 1998, 1997 and 1996 there were 233,000, 2,040,000 and 1,841,000, respectively, common stock equivalent shares of convertible preferred stock that were not included in the computation of diluted earnings per share because of their antidilutive effect.

     During October 1998, the Company repriced stock options on Class A and Class B Common Stock and Series B Preferred Stock. (See Note 15)

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
SEPTEMBER 30, 1998

(3) ACQUISITIONS

   On November 15, 1996, the Company acquired Suncoast Savings & Loan Association, FSA ("Suncoast"). The Company issued one share of its Class A Common Stock for each share of Suncoast common stock of which 2,199,930 were outstanding and one share of newly created 8% Noncumulative Convertible Preferred Stock, Series 1996 for each share of Suncoast preferred stock of which 920,000 shares were outstanding. The 8% Noncumulative Convertible Preferred Stock, Series 1996 had substantially the same terms and conditions as the Suncoast preferred stock. The cost of the acquisition, which was accounted for as a purchase, was $27.8 million, representing the fair value of the consideration given to the Suncoast common and preferred stockholders as well as the option and warrant holders. In addition, the Company incurred approximately $1.3 million of costs directly related to the merger. The balance sheet and results of operations of Suncoast have been included with those of BankUnited as of and for periods subsequent to November 15, 1996.

   As part of the purchase of Suncoast, the Company issued warrants to Suncoast's warrant holders to purchase 80,000 shares of 8% Noncumulative Convertible Preferred Stock, Series 1996, and assumed Suncoast's outstanding stock options. The warrants were exercisable to purchase one share of the 8% Noncumulative Convertible Preferred Stock, Series 1996 at a per share price of $18.00, or to purchase 1.68595 shares, subject to adjustment, of Class A Common Stock at a per share price of $10.68, also subject to adjustment under certain conditions. A total of 42,655 warrants were converted into 71,259 shares of Class A Common Stock during June 1998. The 5,545 warrants which remained unexercised after July 9, 1998 expired pursuant to the terms of the warrant agreements.

   At the date of acquisition, the fair value of the assets and liabilities acquired from Suncoast were as follows (in thousands):

   Cash and cash equivalents................................$      32,804
   Loans receivable, net....................................      341,394
   Mortgage-backed securities...............................       18,672
   Goodwill.................................................       11,643
   Other assets.............................................       34,930
   Deposits.................................................     (323,737)
   FHLB advances............................................      (51,500)
   Other liabilities........................................      (36,394)
                                                            -------------
   Net purchase price.......................................$      27,812
                                                            =============

   The unaudited proforma combined condensed statements of operations for the years ended September 30, 1997 and 1996, after giving effect to certain proforma adjustments were as follows (in thousands, except per share data):


                                                                          1997              1996
                                                                      -------------    -------------
   Interest income....................................................$     112,642    $      81,752
   Interest expense...................................................       78,268           52,423
   Provision for loan losses..........................................        1,401               45
   Non-interest income................................................        4,714            9,193
   Non-interest expense...............................................       24,770           31,885
   Income tax expense.................................................        5,166            2,654
                                                                      -------------    -------------

   Net income before preferred stock dividends........................        7,751            3,938
   Preferred stock dividends..........................................        3,028            3,249
                                                                      -------------    -------------

   Net income after preferred stock dividends.........................$       4,723    $         689
                                                                       ============     ============

   Earnings per share
   Basic..............................................................$         .53    $         .10
   Diluted............................................................$         .52    $         .10


   The proforma combined condensed statement of operations assumes the acquisition occurred as of October 1, 1995.

   On January 23, 1998, the Company acquired Consumers Bancorp, Inc. ("Consumers") for approximately $12 million in a combination of cash and stock and merged its wholly-owned subsidiary, Consumers Savings Bank, which had assets of $104.4 million and deposits of $88.3 million as of January 23, 1998, into the Bank. The acquisition was accounted for as a purchase and resulted in goodwill of approximately $5.6 million. This acquisition did not have a material impact on the financial condition or results of operations of the Company.

   On June 19, 1998, the Company acquired Central Bank ("Central"), for 1,386,000 shares of the Company's Class A Common Stock, and merged Central, which had assets of $93.9 million and deposits of $65.9 million as of June 19, 1998 into the Bank. The acquisition was accounted for as a purchase and resulted in goodwill of approximately $12.8 million. This acquisition did not have a material impact on the financial condition or results of operations of the Company.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
SEPTEMBER 30, 1998

(4) TAX CERTIFICATES

   Tax certificates are certificates representing delinquent real estate taxes owed to the respective counties. A substantial percentage of tax certificates are for properties located in southeast Florida. The Company's policy is to purchase tax certificates only for properties located in Florida.

   The net carrying value of tax certificates was $40.0 million and $49.3 million at September 30, 1998 and 1997, respectively. Included in these amounts at September 30, 1998 and 1997 were $0.2 million and $1.3 million, respectively, of tax certificates for which the Company had made application for tax deeds. The Company maintains loss reserves for tax certificates which were $469,000 and $697,000 at September 30, 1998 and 1997, respectively.

   The estimated market values of the Company's tax certificates are the same as the carrying values, since historically the tax certificates have had relatively short lives and their yields approximate market rates.

(5) SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

   Interest income from securities purchased under agreements to resell aggregated approximately $2.5 million for the year ended September 30, 1998.

   The following sets forth information concerning the Company's agreements to resell for the periods indicated:

                                                                                             AS OF AND FOR
                                                                                     THE YEAR ENDED SEPTEMBER 30,
                                                                           ----------------------------------------------
                                                                                1998             1997              1996
                                                                           -------------    -------------    ------------
                                                                                        (dollars in thousands)
   Maximum amount of outstanding agreements at any month end
     during the period.....................................................$      95,032     $          -     $         -
   Average amount outstanding during the period............................$      44,009     $          -     $         -
   Weighted average interest rate for the period...........................         5.56%               -%              -%
   Maturity................................................................           --                -               -


(6) INVESTMENTS AND MORTGAGE-BACKED SECURITIES

INVESTMENTS

         Presented below is an analysis of the carrying values and approximate market values of investments held to maturity.

                                                                                      SEPTEMBER 30, 1998
                                                                 ----------------------------------------------------------
                                                                                     GROSS           GROSS
                                                                    CARRYING      UNREALIZED      UNREALIZED       MARKET
                                                                      VALUE          GAINS          LOSSES          VALUE
                                                                 ------------     -----------    ----------     -----------
                                                                                    (Dollars in thousands)
   U.S. government agency securities............................  $    14,481     $       157    $         -    $    14,638
   State of Israel Bonds........................................           61               -              -             61
                                                                  -----------     -----------    -----------    -----------
     Total......................................................  $    14,542     $       157    $         -    $    14,699
                                                                  ===========     ===========    ===========    ===========

                                                                                      SEPTEMBER 30, 1997
                                                                                     Gross           Gross
                                                                    Carrying      Unrealized      Unrealized       Market
                                                                      VALUE          GAINS          LOSSES          VALUE
                                                                                    (Dollars in thousands)

   U.S. government agency securities............................  $    14,483     $       119    $         -    $    14,602
   State of Israel Bonds........................................           11               -              -             11
                                                                  -----------     -----------    -----------    -----------

     Total......................................................  $    14,494     $       119    $         -    $    14,613
                                                                  ===========     ===========    ===========    ===========

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
SEPTEMBER 30, 1998

(6) INVESTMENTS AND MORTGAGE-BACKED SECURITIES--(CONTINUED)

   All investments held to maturity at September 30, 1998 and 1997 had maturities between one and five years.

   Presented below is analysis of the investments designated as available for sale.

                                                                                      SEPTEMBER 30, 1998
                                                                  ---------------------------------------------------------
                                                                                    GROSS          GROSS
                                                                  HISTORICAL      UNREALIZED     UNREALIZED      CARRYING
                                                                      COST           GAINS         LOSSES          VALUE
                                                                 ------------     -----------    -----------    -----------
                                                                                    (Dollars in thousands)
   U.S. Treasury notes..........................................  $     2,821     $        18    $         -    $     2,839
   U.S. government agency securities............................        5,316              45              -          5,361
   Other........................................................       15,681             183           (403)        15,461
                                                                 ------------     -----------    -----------    -----------
     Total......................................................  $    23,818     $       246    $      (403)   $    23,661
                                                                 ============     ===========    ===========    ===========

                                                                                      SEPTEMBER 30, 1997
                                                                 ----------------------------------------------------------
                                                                                    GROSS          GROSS
                                                                  HISTORICAL      UNREALIZED     UNREALIZED       CARRYING
                                                                      COST          GAINS          LOSSES           VALUE
                                                                 ------------     -----------    -----------    -----------
                                                                                    (Dollars in thousands)
   U.S. government agency securities............................  $     8,799     $         2    $         -    $     8,801
   Other........................................................        1,353              12              -          1,365
                                                                 ------------     -----------    -----------    -----------
     Total......................................................  $    10,152     $        14    $         -    $    10,166
                                                                 ============     ===========    ===========    ===========


MORTGAGE-BACKED SECURITIES

The market value and historical cost of mortgage-backed securities held to maturity are summarized as follows:

                                                                                      SEPTEMBER 30, 1998
                                                                  ---------------------------------------------------------
                                                                                    GROSS         GROSS
                                                                   CARRYING      UNREALIZED     UNREALIZED        MARKET
                                                                     VALUE          GAINS         LOSSES          VALUE
                                                                  -----------    -----------    -----------    -----------
                                                                                    (Dollars in thousands)
   GNMA mortgage-backed securities..............................  $        59     $         4    $         -    $        63
   FHLMC mortgage-backed securities.............................        1,731               -            (13)         1,718
   Collateralized mortgage obligations..........................        6,165             193              -          6,358
   Mortgage pass-through certificates...........................      138,191               -         (2,825)       135,366
                                                                 ------------     -----------    -----------    -----------
     Total......................................................  $   146,146     $       197    $    (2,838)   $   143,505
                                                                  ===========     ===========    ===========    ===========

                                                                                      SEPTEMBER 30, 1997
                                                                 ----------------------------------------------------------
                                                                                     GROSS           GROSS
                                                                    CARRYING      UNREALIZED     UNREALIZED        MARKET
                                                                      VALUE          GAINS          LOSSES          VALUE
                                                                 ------------     -----------    -----------    -----------
                                                                                    (Dollars in thousands)
   GNMA mortgage-backed securities..............................  $        74     $         6    $         -    $        80
   FHLMC mortgage-backed securities.............................        3,434               -            (44)         3,390
   Collateralized mortgage obligations..........................        7,844               -            (22)         7,822
                                                                  -----------     -----------    -----------    -----------

     Total......................................................  $    11,352     $         6    $       (66)   $    11,292
                                                                  ===========     ===========    ===========    ===========


BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
SEPTEMBER 30, 1998


(6) INVESTMENTS AND MORTGAGE-BACKED SECURITIES--(CONTINUED)

   The carrying value and historical cost of mortgage-backed securities available for sale are summarized as follows:


                                                                                      SEPTEMBER 30, 1998
                                                                 ----------------------------------------------------------
                                                                                    GROSS           GROSS
                                                                  HISTORICAL      UNREALIZED      UNREALIZED     CARRYING
                                                                      COST           GAINS          LOSSES         VALUE
                                                                  -----------     -----------    -----------    -----------
                                                                                    (Dollars in thousands)
   GNMA mortgage-backed securities..............................  $    56,168     $     1,288    $       (91)   $    57,365
   FNMA mortgage-backed securities..............................       26,618             213           (262)        26,569
   FHLMC mortgage-backed securities.............................       78,236           1,183           (209)        79,210
   Other........................................................       35,404           1,062              -         36,466
                                                                  -----------     -----------    -----------    -----------

     Total......................................................  $   196,426     $     3,746    $      (562)    $   199,610
                                                                  ===========     ===========    ===========    ===========



                                                                                      SEPTEMBER 30, 1997
                                                                 ----------------------------------------------------------
                                                                                     Gross           Gross
                                                                   Historical     Unrealized      Unrealized    Carrying
                                                                      COST           GAINS          LOSSES          VALUE
                                                                  -----------     -----------    -----------    -----------
                                                                                    (Dollars in thousands)
   GNMA mortgage-backed securities..............................  $    48,881     $       994    $       (41)   $    49,834
   FNMA mortgage-backed securities..............................        4,198             108             (6)         4,300
   FHLMC mortgage-backed securities.............................       31,839             119            (19)        31,939
   Other........................................................       22,625             282            (61)        22,846
                                                                  -----------     -----------    -----------    -----------

     Total......................................................  $   107,543     $     1,503    $      (127)   $   108,919
                                                                  ===========     ===========    ===========    ===========



   The mortgage-backed securities have contractual maturities which range from the years 1998 to 2028, however, expected maturities will differ from contractual maturities as borrowers have the right to prepay obligations.

   Gross proceeds on sales of mortgage-backed securities and collateralized mortgage obligations were $15.6 million for the year ended September 30, 1998 and $7.7 million for the year ended September 30, 1997. There were no sales of mortgage-backed securities and collateralized mortgage obligations in 1996. Gross realized gains were $423,000 and $250,000 on sales of mortgage-backed securities and collateralized mortgage obligations during the years ended September 30, 1998 and 1997, respectively. There were no realized losses during the years ended September 30, 1998 and 1997.

   At September 30, 1998 , GNMA and FNMA mortgage-backed securities with carrying values of approximately $25.5 million were pledged as collateral for public funds on deposit.

   At September 30, 1998, investment and mortgage-backed securities with an aggregate carrying value of approximately $5.2 million were pledged as collateral for retail repurchase agreements and a portion of a real estate mortgage investment conduit pass-through security, securitized by the Company from its whole loan portfolio, with a carrying value of approximately $121.1 million was pledged as collateral for a $107.1 million repurchase agreement.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
SEPTEMBER 30, 1998

(7) LOANS RECEIVABLE

   Loans receivable consist of the following:


                                                                                                   AS OF SEPTEMBER 30,
                                                                                             ------------------------------
                                                                                                 1998              1997
                                                                                             -------------    -------------
                                                                                                  (Dollars in thousands)
   Mortgage loans-conventional............................................................   $     317,807    $     387,096
   Mortgage loans-conventional serviced by others.........................................       2,271,474        1,110,686
   Mortgage loans-other...................................................................         203,375          140,393
   Commercial loans:
     Secured..............................................................................          17,547            9,475
     Unsecured............................................................................           5,223            1,168
   Line of credit loans...................................................................           3,331            1,456
   Share loans............................................................................             789              835
   Installment loans......................................................................          26,281              836
                                                                                             -------------    -------------

     Total................................................................................       2,845,827        1,651,945
   Less allowance for loan losses.........................................................          (6,128)          (3,693)
   Deferred loan fees, discounts and premiums.............................................          29,905           13,129
                                                                                             -------------    -------------

     Loans receivable, net................................................................   $   2,869,604    $   1,661,381
                                                                                             =============    =============


         Of the total gross loans receivable of $2.8 billion at September 30, 1998, approximately $0.5 billion, or 17.5%, represents loans secured by properties in California and $0.4 billion, or 14.1%, represents loans secured by properties in Florida. No other state represents more than 10% of the Company's loan portfolio.

At September 30, 1998, the Bank had pledged approximately $1.6 billion of mortgage loans as collateral for advances from the Federal Home Loan Bank of Atlanta (see Note 11).

         Changes in the allowance for loan losses are as follows:

                                                                            YEARS ENDED SEPTEMBER 30,
                                                                ------------------------------------------------
                                                                     1998             1997              1996
                                                                ------------      -------------    ------------
                                                                             (Dollars in thousands)
   Balance at beginning of the period.........................  $       3,693     $       2,158    $       1,469
     Provision (credit).......................................          1,700             1,295             (120)
     Allowance from Bank of Florida...........................              -                 -              183
     Allowance from Suncoast..................................              -               775                -
     Allowance from Consumers and Central.....................          1,262                 -                -
     Loans charged-off........................................           (599)             (604)            (493)
     Recoveries...............................................             72                69            1,119
                                                                -------------     -------------    -------------

     Balance at end of the period.............................  $       6,128     $       3,693    $       2,158
                                                                =============     =============    =============

   As of September 30, 1998 and 1997, the Company had impaired or non-accrual loans of $16.0 million and $10.9 million, respectively, and had recorded specific reserves on these loans of $521,000 and $704,000, respectively. For the years ended September 30, 1998, 1997 and 1996 the average amounts of impaired loans were $12.1 million, $8.0 million and $4.8 million, respectively. No income is recognized on loans during the period for which the loan is deemed impaired.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
SEPTEMBER 30, 1998

(8) OFFICE PROPERTIES AND EQUIPMENT

   Office properties and equipment are summarized as follows:

                                                                 AS OF SEPTEMBER 30,
                                                              ------------------------
                                                                 1998         1997
                                                              -----------  -----------
                                                               (Dollars in thousands)
   Office buildings.........................................  $     2,599  $     2,600
   Leasehold improvements...................................        6,568        2,700
   Furniture, fixtures and equipment........................        7,331        3,504
   Computer equipment and software..........................        5,388        3,548
                                                              -----------  -----------

     Total..................................................       21,886       12,352
   Less: accumulated depreciation...........................       (7,688)      (4,981)
                                                              -----------  -----------
   Office properties and equipment, net.....................  $    14,198  $     7,371
                                                              ===========  ===========

     Depreciation expense was $1.6 million, $1.2 million and $674,000, for the years ended September 30, 1998, 1997, and 1996, respectively.

     The Company has entered into non-cancelable leases with approximate minimum future rentals as follows:


  YEARS ENDING SEPTEMBER 30,                                                      AMOUNT
                                                                          ----------------------
                                                                          (Dollars in thousands)
   1999..................................................................  $              3,365
   2000..................................................................                 2,365
   2001..................................................................                 1,802
   2002..................................................................                 1,282
   2003..................................................................                   739
   Thereafter............................................................                 1,023
                                                                           ---------------------

     Total...............................................................  $             10,576
                                                                           ====================

         Rent expense for the years ended September 30, 1998, 1997, and 1996 was $2.2 million, $1.6 million, and $905,000, respectively.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
SEPTEMBER 30, 1998


(9) DEPOSITS

         The weighted average nominal interest rate payable on all deposit accounts at September 30, 1998 and 1997 was 5.18% and 5.20%, respectively.

         Types of deposits and related range of interest rates were as follows:


                                                                                SEPTEMBER 30,
                                                    ---------------------------------------------------------------------
                                                                 1998                                  1997
                                                    --------------------------------     --------------------------------
                                                                          (Dollars in thousands)
   Non-interest-bearing deposits...................      -%  -      -%    $     46,748        -%  -       -%  $     21,436
   Super NOW deposits..............................   0.00%  -   5.16%          71,431     0.00%  -    3.93%        57,471
   Money market deposits...........................   1.64%  -   4.58%         115,104     0.00%  -    3.10%        20,325
   Passbook and statement savings deposits.........   2.00%  -   5.13%         258,158     2.00%  -    5.16%       160,557
   Certificates of deposit - retail................   4.51%  -   6.45%       1,472,224     3.92%  -    6.06%       914,103
   Certificates of deposit - public funds..........   4.80%  -   5.63%          86,159     5.74%  -    5.81%        22,000
   Certificates of deposit - brokered funds........   5.25%  -   5.40%          75,000        -%  -       -%             -
                                                                          ------------                        -------------

     Total.........................................                      $   2,124,824                        $   1,195,892
                                                                         =============                        =============


         Deposit accounts with balances of $100,000 or more totaled approximately $469.1 million and $174.0 million at September 30, 1998 and 1997, respectively. Included in balances of $100,000 or more are $161.2 million and $22.0 million in public and brokered funds at September 30, 1998 and 1997, respectively.

         Interest expense on deposits for the years ended September 30, 1998, 1997 and 1996 was as follows:

                                                                   1998             1997              1996
                                                              -------------     -------------    -------------
                                                                           (Dollars in thousands)
   Super NOW and money market deposits......................  $       5,083     $       2,236    $         775
   Passbook and statement savings deposits..................          8,983             6,342            2,627
   Certificates of deposit..................................         79,365            41,558           17,389
                                                              -------------     -------------    -------------

     Total..................................................  $      93,431     $      50,136    $      20,791
                                                              =============     =============    =============


Early withdrawal penalties on deposits are recognized as a reduction of interest on deposits. For the years ended September 30, 1998, 1997 and 1996, early withdrawal penalties totaled $217,000, $101,000, and $42,000, respectively.

         The amounts and scheduled maturities of certificate accounts at September 30, 1998 are as follows:


YEARS ENDING SEPTEMBER 30,                                                         AMOUNT
-------------------------                                                    ---------------------
                                                                             (Dollars in thousands)
   1999.....................................................................  $           1,552,266
   2000.....................................................................                 31,228
   2001.....................................................................                  7,524
   2002.....................................................................                 32,741
   2003.....................................................................                  9,581
   Thereafter...............................................................                     43
                                                                             ----------------------
     Total..................................................................  $           1,633,383
                                                                             ======================

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
SEPTEMBER 30, 1998



(10) SECURITIES SOLD UNDER AN AGREEMENT TO REPURCHASE

   Interest expense on securities sold under an agreement to repurchase aggregated $5.5 million and $506,000 for the years ended September 30, 1998 and 1997, respectively.

   The following sets forth information concerning repurchase agreements for the periods indicated:

                                                                                     AS OF AND FOR THE YEARS ENDED
                                                                                             SEPTEMBER 30,
                                                                           ------------------------------------------------
                                                                                1998             1997              1996
                                                                           -------------     -------------    -------------
                                                                                        (dollars in thousands)
   Maximum amount of outstanding agreements at any month
   end during the period...................................................$     192,610     $      30,000    $           -
   Average amount outstanding during the period............................$      97,292     $       8,828    $           -
   Weighted average interest rate for the period...........................         5.77%             5.73%               -


     Of the $121.1 million of repurchase agreements outstanding at September 30, 1998, $114.3 million matures in October 1998, $0.4 million matures in November 1998, $5.4 million matures in December 1998, $0.3 million matures in March 1999, $0.2 million matures in May 1999 and $0.5 million matures in June 1999.

     At September 30, 1998 and 1997, the Company had $126.3 million and $34.0 million, respectively, of investment and mortgage-backed securities pledged under repurchase agreements. At September 30, 1996, the Company had no pledged securities under repurchase agreements.

(11) ADVANCES FROM FEDERAL HOME LOAN BANK

     Advances from the Federal Home Loan Bank of Atlanta (FHLB) incur interest and are repayable as follows:


                                                                              SEPTEMBER 30,
                                                      ------------------------------------------------------
REPAYABLE DURING YEAR ENDING SEPTEMBER 30,               INTEREST RATE            1998              1997
------------------------------------------            -----------------       -------------    -------------
                                                                              (Dollars in thousands)
   1998...............................................   5.63%  -    6.55%    $           -    $     480,000
   1999...............................................   5.28%  -    5.80%          255,000           25,000
   2000(1)............................................   5.13%  -    5.85%          125,000               --
   2001(2)............................................   5.54%  -    5.92%          140,000           15,000
   2002(3)............................................   5.43%  -    6.24%          150,000          150,000
   2003(4)............................................   4.70%  -    5.94%          125,000               --
   2005...............................................   6.65%                        1,466            1,484
   2007(5)............................................   4.99%  -    5.06%           75,000               --
   2008(6)............................................   4.75%  -    5.50%          150,000               --
                                                                              -------------    -------------
   Total..............................................                        $   1,021,466    $     671,484
                                                                              =============    =============


______________

(1)  Advances for $25 million are callable by the FHLB in 1998.
(2) Advances for $15 million are callable by the FHLB in 1998 and $25 million in 1999.
(3) Advances for $25 million are callable by the FHLB in 1998 and $125 million in 1999.
(4) Advances for $25 million are callable by the FHLB in each of 1998, 1999 and 2000.
(5)  Advances for $75 million are callable by the FHLB in 1998.
(6) Advances for $25 million are callable by the FHLB in each of 1998, 1999 and 2003 and $75 million in 2000.

         The terms of a security agreement with the FHLB of Atlanta include a specific assignment of collateral that requires the maintenance of qualifying first mortgage loans as pledged collateral with unpaid principal amounts at least equal to 100% of the FHLB advances, when discounted at 85% of the unpaid principal balance. The FHLB of Atlanta stock, which is recorded at cost, is also pledged as collateral for these advances.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
SEPTEMBER 30, 1998

(12) COMPANY OBLIGATED MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES OF THE COMPANY.

         On December 30, 1996, a newly formed trust subsidiary created under the laws of Delaware, BankUnited Capital, issued $50 million of 10-1/4% Trust Preferred Securities, Series A (the "Series A Preferred Securities") and $2 million of common securities. The common securities are wholly owned by the Company. In connection with this transaction, BankUnited Capital simultaneously purchased $52 million of 10-1/4% Junior Subordinated Deferrable Interest Debentures, Series A (the "Series A Subordinated Debentures") issued by BankUnited Financial Corporation with terms similar to the Series A Preferred Securities, which are the sole assets of BankUnited Capital.

         On March 24, 1997, BankUnited Capital issued an additional $20 million of the Series A Preferred Securities and $800,000 of common securities, which common securities are also wholly owned by the Company. BankUnited Capital simultaneously purchased an additional $20.8 million of the Series A Subordinated Debentures issued by BankUnited Financial Corporation. These securities mature December 31, 2026 and pay a preferential cumulative cash distribution at an annual rate of 10-1/4%. The Company and BankUnited Capital have the right to defer payment of interest for up to 5 years. BankUnited Financial Corporation has guaranteed all of the obligations of the Series A Preferred Securities.

         The Series A Preferred Securities are subject to mandatory redemption, in whole or in part, upon the maturity or earlier redemption of the Series A Subordinated Debentures. The Series A Subordinated Debentures are redeemable on or after December 31, 2006 at a redemption price of 105.125% during the 12-month period beginning December 31, 2006 and declining 51 basis points annually thereafter to 100% on December 31, 2016.

         On June 5, 1997, BankUnited Capital II, a newly formed trust subsidiary created under the laws of Delaware, issued $46 million of 9.60% Cumulative Trust Preferred Securities (the "9.60% Preferred Securities") and $1.84 million of common securities. The common securities are wholly owned by the Company. In connection with this transaction, BankUnited Capital II simultaneously purchased $47.8 million of 9.60% Junior Subordinated Deferrable Interest Debentures (the "9.60% Subordinated Debentures") issued by BankUnited Financial Corporation with terms similar to the 9.6% Preferred Securities, which are the sole assets of BankUnited Capital II.

         These securities mature June 30, 2027 and pay a preferential cumulative cash distribution at an annual rate of 9.60%. The Company and BankUnited Capital II have the right to defer payment of interest for up to five years. BankUnited Financial Corporation has guaranteed all the obligations of the 9.60% Preferred Securities. The 9.60% Subordinated Debentures rank PARI PASU with the Series A Subordinated Debentures.

         The 9.60% Preferred Securities are subject to mandatory redemption, in whole or in part, upon the maturity or earlier redemption of the 9.60% Subordinated Debentures. The 9.60% Subordinated Debentures are redeemable on or after June 30, 2002 at a redemption price equal to the accrued and unpaid interest on the 9.60% Subordinated Debentures to be redeemed to the date fixed for redemption, plus 100% of the principal amount.

         On March 11, 1998, BankUnited Capital III, a newly formed trust subsidiary created under the laws of Delaware, issued $102.5 million of 9% Cumulative Trust Preferred Securities (the "9% Preferred Securities") and $4.1 million of common securities. The common securities are wholly owned by the Company. In connection with this transaction, BankUnited Capital III simultaneously purchased $106.6 million 9% Junior Subordinated Deferrable Interest Debentures (the "9% Subordinated Debentures") issued by BankUnited Financial Corporation with terms similar to the 9% Preferred Securities, which are the sole assets of BankUnited Capital III.

         These securities mature March 31, 2028 and pay a preferential cumulative cash distribution at an annual rate of 9%. The Company and BankUnited Capital III have the right to defer payment of interest for up to five years. BankUnited Financial Corporation has guaranteed all the obligations of the 9% Preferred Securities. The 9% Subordinated Debentures rank PARI PASU with the Series A Subordinated Debentures.

         The 9% Preferred Securities are subject to mandatory redemption, in whole or in part, upon the maturity or earlier redemption of the 9% Subordinated Debentures. The 9% Subordinated Debentures are redeemable on or after March 31, 2003 at a redemption price equal to the accrued and unpaid interest on the 9% Subordinated Debentures to be redeemed to the date fixed for redemption, plus 100% of the principal amount.

         Considered together the back-up undertakings constitute a full and unconditional guarantee by the Company of the obligations of the Trust Preferred Securities.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
SEPTEMBER 30, 1998

(13) REGULATORY CAPITAL

         The Bank's required, actual and excess regulatory capital levels as of September 30, 1998 and 1997 are as follows:

                                                                   REGULATORY CAPITAL
                                 ------------------------------------------------------------------------------------------
                                             REQUIRED                      ACTUAL                          EXCESS
                                 -----------------------------  -----------------------------  ----------------------------
                                      1998           1997            1998           1997           1998            1997
                                 --------------  -------------  -------------   -------------  -------------  -------------
                                                                   (dollars in thousands)
   Core Capital................  $  108,958      $  63,084      $ 316,586       $  169,708     $ 207,628      $ 106,624
                                        3.0%           3.0%           8.7%             8.1%          5.7%           5.1%
   Risk-based capital..........  $  146,972      $ 123,365      $ 322,238       $  173,725     $ 175,266      $  50,360
                                        8.0%           8.0%          17.5%            11.3%          9.5%           3.3%


   Under the Office of Thrift Supervision (OTS) regulations adopted to implement the "prompt corrective action" provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA"), a "well capitalized" institution must have a risk- based capital ratio of 10%, a core capital ratio of 5% and a Tier 1 risk-based capital ratio of 6%. (The "Tier 1 risk-based capital" ratio is the ratio of core capital to risk-weighted assets.) The Bank is a well capitalized institution under the definitions as adopted. Regulatory capital and net income amounts as of and for the years ended September 30, 1998, 1997 and 1996 did not differ from regulatory capital and net income amounts reported to the OTS.

   On August 31, 1993, the OTS adopted an amendment to its regulatory capital regulations to take into account a savings institution's exposure to the risk of loss from changing interest rates. Under the regulation as amended, a savings institution with an above normal level of interest rate risk exposure will be required to deduct an interest rate risk ("IRR") component from its total capital when determining its compliance with the risk-based capital requirements. An "above normal" level of interest rate risk exposure is a projected decline of 2% in the net present value of an institution's assets and liabilities resulting from a 2% swing in interest rates. The IRR component will equal one-half of the difference between the institution's measured interest rate exposure and the "normal" level of exposure. Savings institutions will be required to file data with the OTS that the OTS will use to calculate, on a quarterly basis (but with a two-quarter lag), institutions' measured interest rate risk and IRR components. Implementation of the IRR requirements have been delayed pending the testing of the OTS appeals process. If the IRR component had been required as of September 30, 1998, the Bank would not have been required to deduct an IRR component from its total capital when determining its compliance with its risk-based capital requirements.

   Payment of dividends by the Bank is limited by federal regulations, which provide for certain levels of permissible dividend payments depending on the Bank's regulatory capital and other relevant factors.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
SEPTEMBER 30, 1998


(14) STOCKHOLDERS' EQUITY

     The Company has the following capital structure:

PREFERRED STOCK-Issuable in series with rights and preferences to be designated by the Board of Directors. As of September 30, 1998, 10,000,000 shares of Preferred Stock were authorized, of which 7,012,628 shares were not designated to a particular series.

NONCUMULATIVE CONVERTIBLE PREFERRED STOCK, SERIES A:

     Effective September 30, 1995, pursuant to an Offer to Exchange Preferred
         Stock, the holders of the Noncumulative Convertible Preferred Stock, Series A, agreed to exchange each of the 55,000 shares of the Series A Preferred Stock for one share of the Company's Noncumulative Convertible Preferred Stock, Series B. Because the dividend rate, redemption price, and the liquidation preference for the Series B Preferred Stock are lower than those for the Series A Preferred Stock, the Company agreed not to redeem the shares of Series B Preferred Stock issued pursuant to the exchange offer for a period of three years, and for three years thereafter, such Series B Preferred Stock will only be redeemed at a 50% premium, or $11.0625 per share.

NONCUMULATIVE CONVERTIBLE PREFERRED STOCK, SERIES B:

     Authorized shares- 500,000 shares as of September 30, 1998 and 200,000 shares as of September 30, 1997.

     Issued and outstanding shares-229,580 as of September 30, 1998 and 183,818 shares as of September 30, 1997.

     Dividends-noncumulative cash dividends payable quarterly in cash or shares of Class A Common Stock at the option of the holder, at the fixed annual rate of $0.55 per share beginning October 1, 1997 and $0.7375 per share prior to that date.

     Preference on liquidation--voluntary liquidation at the applicable redemption price per share and involuntary liquidation at $7.375 per share.

     Redemption-Prior to October 1, 1997- except for the shares converted from Series A Preferred Stock in 1995, for which the redemption price is $11.0625 until September 30, 2001, the redemption price is $7.375 per share. Effective October 1, 1997, the Company agreed, in exchange for the reduction in the dividend rate described above, not to redeem the Series B Preferred Stock until October 1, 2007 or later unless earlier redemption is approved by the holders of at least 50 percent of the Series B Preferred shares.

     Voting rights-two-and-one-half votes per share.

     Convertibility-convertible into 1.4959 shares (adjusted for all stock dividends) of Class B Common Stock for each share of Noncumulative Convertible Preferred Stock, Series B, surrendered for conversion, subject to adjustment on the occurrence of certain events.

     Issuances-During the fiscal year ended September 30, 1998, the Company awarded 20,762 shares to directors and officers of the Company and, in April 1998, issued 25,000 shares in a direct offering to certain directors and principal shareholders.

NONCUMULATIVE CONVERTIBLE PREFERRED STOCK, SERIES C:

     In February 1997 all outstanding shares of Noncumulative Convertible Preferred Stock, Series C were converted into shares of Class A Common Stock.

NONCUMULATIVE CONVERTIBLE PREFERRED STOCK, SERIES C-II:

     In February 1997 all outstanding shares of Noncumulative Convertible Preferred Stock, Series C-II were converted into shares of Class A Common Stock.

8% NONCUMULATIVE CONVERTIBLE PREFERRED STOCK, SERIES 1993:

     In February 1998 the Company redeemed all outstanding shares of Noncumulative Convertible Preferred Stock, Series 1993 at a redemption price of $10.00 per share.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
SEPTEMBER 30, 1998


(14) STOCKHOLDERS' EQUITY--(CONTINUED)

9% NONCUMULATIVE PERPETUAL PREFERRED STOCK:

     Authorized shares- 1,554,942 shares as of September 30, 1998 and 1,851,417 shares as of September 30, 1997.

     Issued and outstanding- 697,117 as of September 30, 1998 and 701,417 as of September 30, 1997.

     Dividends- noncumulative cash dividends payable quarterly at the fixed annual rate of $0.90 per share.

     Preference on liquidation-voluntary liquidation at the applicable redemption price per share and involuntary liquidation at $10.00 per share.

     Redemption- at the option of the Company at a redemption price of $10.00 per share.

     Voting rights- nonvoting, except under certain circumstances.


8% NONCUMULATIVE CONVERTIBLE PREFERRED STOCK, SERIES 1996:

     In October 1997 the Company redeemed all outstanding shares of its Noncumulative Convertible Preferred Stock, Series 1996 at a redemption price of $15.00 per share.

CLASS A COMMON STOCK- Issuable in series with rights and preferences to be designated by the Board of Directors. As of September 30, 1998 and 1997, 30,000,000 shares of Class A Common Stock were authorized, of which 10,000,000 shares were not designated to a series.

SERIES I CLASS A COMMON STOCK:

     Authorized shares- 20,000,000 at September 30, 1998 and 1997.

     Issued and outstanding- 17,816,213 shares as of September 30, 1998 and 9,257,098 shares as of September 30, 1997.

     Dividends-as declared by the Board in the case of a dividend on the Class A
         Common Stock alone or not less than 110% of the amount per share of any dividend declared on the Class B Common Stock.

     Voting rights-one tenth of one vote per share.

     Issuances-During the fiscal year ended September 30, 1998, the Company issued 195,584 shares with the exercise of options and warrants, 39,419 shares in awards and issuances to directors, officers and employees of the Company, 1,948,508 shares with the acquisitions of Consumers and Central and 1,614,104 shares from the conversion of preferred stock. Additionally, the Company issued 3,680,000 shares in a public stock offering in October 1997 and, in April 1998, issued 977,500 shares in a publicly underwritten offering and 104,000 shares to certain directors and principal shareholders in a direct offering.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
SEPTEMBER 30, 1998

(14) STOCKHOLDERS' EQUITY--(CONTINUED)

CLASS B COMMON STOCK:

     Authorized shares- 3,000,000.

     Issued and outstanding- 331,743 shares as of September 30, 1998 and 275,685 shares as of September 30, 1997.

     Dividends-as declared by the Board of Directors.

     Voting rights-one vote per share.

     Convertibility-convertible into one share of Class A Common Stock for each share of Class B Common Stock surrendered for conversion, subject to adjustment on the occurrence of certain events.

     Issuances-During the fiscal year ended September 1998, the Company issued
         30,000 shares in a direct offering to certain directors and principal shareholders of the Company, awarded 3,541 shares to directors and officers and issued 22,517 shares in connection with the exercise of stock options.

(15) STOCK BONUS PLAN, OPTION AGREEMENTS AND OTHER BENEFIT PLANS

     The Company maintains the 1992 Stock Bonus Plan whereby it is authorized to issue up to 125,000 shares of Class A and Class B Common Stock to provide long-term incentives and rewards to officers, directors and employees of the Company. As of September 30, 1998, 70,221 shares of Class A Common Stock and 54,779 shares of Class B Common Stock had been issued under the 1992 Stock Bonus Plan. As of September 30, 1998, there were 6,000 shares available for grant under the 1992 Stock Bonus Plan, due to stock awards which had been forfeited by officers and employees who terminated service with the Company prior to full vesting of such awards.

     The Company also maintains a non-statutory stock option plan under which options for up to 825,000 shares of Class A and Class B Common Stock have been granted. As of September 30, 1998, no shares were available for the grant of options under this plan, and 101,528 options had been exercised.

     The Company also maintains the 1994 Incentive Stock Option Plan under which options for up to 250,000 shares of Class A and Class B Common Stock have been granted. As of September 30, 1998, 28,906 shares were available for the grant of options under this plan (due to options which had been forfeited by officers and employees who terminated service with the Company prior to full vesting of these options), and options for 23,327 shares had been exercised.

     BankUnited's Board of Directors approved several non-qualified stock option agreements (the "Agreements") under which options to purchase shares of Class B Common Stock were granted at the fair market price of the Class B Common Stock on the date of the grant. The Agreements, which originally expired on October 23, 1994, have been extended pursuant to Stockholders' approval to October 23, 1999. As of September 30, 1998, the Agreements are exercisable for a total of 155,367 shares at the exercise price of $4.64 per share.

     The Company maintains the 1996 Incentive Compensation and Stock Award Plan. Under this plan, the Compensation Committee of the Board of Directors may grant options to purchase, or may issue in connection with stock awards, stock bonuses and restricted stock, up to (as amended in January 1998) 1,300,000 shares of Class A and Class B Common Stock and up to 375,000 shares of Series B Preferred. As of September 30, 1998, options to purchase 449,540 shares of Class A Common Stock, 287,500 shares of Class B Common Stock and 315,000 shares of Series B Preferred Stock had been granted and options for 20,571 shares of Class A Common Stock had been exercised. In addition, 32,733 shares of Class A Common Stock and 20,762 shares of Series B Preferred Stock had been issued pursuant to other awards under this plan. As of September 30, 1998, 594,745 shares of Class A Common Stock and Class B Common Stock and 39,238 shares of Series B Preferred Stock were available for grant under this plan.

     Options granted under the Company's stock option plans expire ten years after the date of grant unless extended by the Board of Directors, and are exercisable at the fair market value of the stock on the date of grant. Options granted under the 1994 Incentive Stock Option Plan and the 1996 Incentive Compensation and Stock Award Plan may become exercisable over a period of three or five years, subject to forfeiture as to any portion which is not exercisable upon termination of employment.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
SEPTEMBER 30, 1998

(15) STOCK BONUS PLAN, OPTION AGREEMENTS AND OTHER BENEFIT PLANS--(CONTINUED)


     The following table presents additional data concerning the Company's outstanding stock options:

                                                                         NUMBER            OPTION PRICE          AGGREGATE
                                                                        OF SHARES            PER SHARE         OPTION PRICE
                                                                        ------------    -------------------   -------------
   Options outstanding, September 30, 1995.............................      818,563    $  3.11  -   $10.98   $   4,477,516
   Options granted.....................................................      122,585       7.24  -     8.26         933,064
                                                                        ------------    -------------------   -------------
   Options outstanding, September 30, 1996.............................      941,148       3.11  -    10.98       5,410,580
   Options granted (including Suncoast options)........................      729,381       3.00  -    10.74       5,839,961
   Options exercised...................................................      (83,004)      3.00  -     8.80        (490,932)
                                                                        ------------    -------------------   -------------
   Options outstanding, September 30, 1997.............................    1,587,525       3.00  -    10.98      10,759,609
   Options granted.....................................................      665,705       9.63  -    21.07      10,726,793
   Options exercised...................................................     (120,991)      3.00  -    13.25        (646,547)
   Options expired.....................................................     (106,924)      5.73  -    13.24      (1,069,860)
   Reduction of option price(1)........................................            -       9.30  -    13.91      (2,999,259)
                                                                        ------------    -------------------   -------------
   Options outstanding, September 30, 1998(2)..........................    2,025,315    $  3.00  -   $13.91   $  16,770,736
                                                                        ============    ===================   =============

     (1) On September 3, 1998, the Company repriced options to purchase Class A Common Stock, Class B Common Stock and Series B Preferred Stock which had exercise prices which exceeded the fair market value of the underlying stock on that date. As a result of this repricing the exercise price of options to purchase 302,850 shares of Class A Common Stock and 77,500 shares of Class B Common Stock was reduced to $9.298 per share, and the exercise price of options to purchase 315,000 shares of Series B Preferred Stock was reduced to $13.909 per share.

     (2) On October 14, 1998, the Company repriced options to purchase Class A Common Stock, Class B Common Stock and Series B Preferred Stock which had exercise prices which exceeded the fair market value of the underlying stock on that date. As a result of this repricing the exercise price of options to purchase 456,368 shares of Class A Common Stock and 595,800 shares of Class B Common Stock was reduced to $7.25 per share, and the exercise price of options to purchase 315,000 shares of Series B Preferred Stock was reduced to $10.8452 per share. The aggregate option price is reduced to approximately $14.4 million as a result of this reduction.

         The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation" and as permitted by SFAS No. 123, the Company continues to follow the measurement provisions of Accounting Principles Board Option No. 25, "Accounting for Stock Issued to Employees, " and, accordingly, does not recognize compensation expense for its stock-based incentive plans. Had compensation cost for the Company's stock based incentive compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methodology prescribed by SFAS No. 123, the Company's net income and earnings per share for fiscal 1998, 1997 and 1996 would have been reduced to the pro forma amounts indicated below:

                                                                                1998             1997              1996
                                                                           ------------      -------------    -------------
                                                                           (Dollars in thousands, except per share amounts)
   As Reported.............................................................$      6,460      $       4,709    $         441
   Pro forma...............................................................$      4,011      $       3,328    $         204
   Basic earnings per common share:
   As reported.............................................................$       0.41      $        0.57    $        0.10
   Pro forma...............................................................$       0.26      $        0.41    $        0.03
   Diluted earnings per common share:......................................
   As reported.............................................................$       0.39      $        0.54    $        0.10
   Pro forma...............................................................$       0.26      $        0.38    $        0.03


   The pro forma results of operations reported above are not likely to be representative of the effects on reported income of future years due to vesting arrangements and additional option grants.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
SEPTEMBER 30, 1998

(15) STOCK BONUS PLAN, OPTION AGREEMENTS AND OTHER BENEFIT PLANS--(CONTINUED)

   The fair value of each option has been estimated on the date of the grant using the Black Scholes option pricing model, with the following historical weighted average assumptions applied to grants in fiscal 1998, 1997 and 1996:

                                                                                1998             1997              1996
                                                                           -------------     -------------    -------------
   Dividend yields.........................................................        -                 -                -
   Expected volatility.....................................................     33.7%             30.1%            30.1%
   Risk-free interest rates................................................     5.55%             6.30%            6.52%
   Expected life (in years)................................................     7.00              9.52             7.88


     Based upon the above assumptions, the weighted average fair value of options granted during 1998, 1997 and 1996 was $5,565,000, $2,484,000 and
$334,000, respectively.

     The Company has a 401(k) savings plan pursuant to which eligible employees are permitted to contribute up to 15% of their annual salary to the savings plan. Currently, the Company intends to make matching contributions at a rate of 33% of such contributions, up to a maximum of 6% of an employee's salary. The amount of such matching by the Company for the years ended September 30, 1998, 1997, and 1996 totaled approximately $71,900, $34,600, and $7,000 respectively. Employees are eligible to participate in the plan after one year of service and begin vesting in the company's contribution after two years of participation in the plan at the rate of 25% per year up to 100%.

     The Company's Board of Directors adopted a Profit Sharing Plan. Under the terms of the plan, the Company, at the discretion of the Board of Directors, may contribute Class A Common Stock to the plan. The contributions are allocated to the account of the eligible employees based upon their salaries. Employees become eligible for the plan after one year of service and become vested at the rate of 20% per year, after the third year, up to 100%. The Board of Directors authorized a contribution of $100,000, $170,000 and $100,000 in 1998, 1997 and
1996, respectively.

     In connection with the Suncoast acquisition the Company assumed 119,000 of Suncoast's options with option prices ranging from $3.00 to $7.38 per share of Class A Common Stock with an aggregate exercise price of $610,000. As of September 30, 1998, all of these options had been exercised.

(16) INCOME TAXES

     The Company's effective tax rate differs from the statutory federal income tax rate as follows:


                                                                              YEARS ENDED SEPTEMBER 30,
                                                       --------------------------------------------------------------------
                                                                1998                    1997                     1996
                                                       --------------------     -------------------     -------------------
                                                          AMOUNT        %        AMOUNT         %         AMOUNT        %
                                                       ----------     ---       ----------    ----      -----------    ----
                                                                               (Dollars in thousands)
   Tax at federal income tax rate....................  $     4,229    34.2%     $    4,295    34.0%     $     1,443   34.0%
   Increase resulting from:
   State tax.........................................          480     3.9             314     2.5              154    3.6
   Other, net........................................          300     2.4             424     3.3               60    1.5
                                                       -----------     ---        ----------  ----        ----------   ---
     Total...........................................  $     5,009    40.5%     $    5,033    39.8%     $     1,657   39.1%
                                                       ===========   =====       ==========  =====      ===========  =====


   The components of the provision for income taxes for the year ended September 30, 1998, 1997 and 1996 are as follows:


                                                       FOR THE YEARS ENDED
                                                           SEPTEMBER 30,
                                        ------------------------------------------------
                                            1998              1997             1996
                                        -------------     -------------    -------------
                                                     (Dollars in Thousands)

   Current-federal....................  $       3,874     $       1,150    $       1,324
   Current-state......................            663               125              227
   Deferred-federal...................            407             3,391               90
   Deferred-state.....................             65               367               16
                                        -------------     -------------    -------------
     Total............................  $       5,009     $       5,033    $       1,657
                                        =============     =============    =============

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
SEPTEMBER 30, 1998

(16) INCOME TAXES--(CONTINUED)

The tax effects of significant temporary differences included in the deferred tax asset as of September 30, 1998 and 1997 were:


                                                             SEPTEMBER 30,
                                                          ---------------------
                                                            1998          1997
                                                          --------     --------
                                                          (Dollars in thousands)
Deferred tax asset:
   Non-accrual interest................................   $    325     $     200
   Loan loss and other reserves........................      1,711           875
   Fixed assets........................................        132            77
   Deferrals and amortization..........................          -           250
   Purchase accounting.................................      1,088         1,605
   Other...............................................        771           765
                                                          --------     ---------
     Gross deferred tax asset..........................      4,027         3,772
                                                          --------     ---------
Deferred tax liability:
   FHLB Atlanta stock dividends........................        106           159
   Deferrals and amortizations.........................      1,219           912
   Unrealized gains on securities available for sale...      1,150           529
   Other...............................................        314            91
                                                          --------     ---------
     Gross deferred tax liability......................      2,789         1,691
                                                          --------     ---------
     Net deferred tax asset............................   $  1,238     $   2,081
                                                          ========     =========

         At September 30, 1998, the Company had $565,000 in Tax Bad Debt Reserves originating before December 31, 1987 for which deferred taxes have not been provided. The amount becomes taxable under the Internal Revenue Code upon the occurrence of certain events, including certain non-dividend distributions. The Company does not anticipate any actions which would ultimately result in the recapture of this amount for income tax purposes.

         The components of deferred income tax provision (benefit) relate to the following:


                                                                            YEARS ENDED SEPTEMBER 30,
                                                                       ---------------------------------
                                                                         1998         1997         1996
                                                                       ---------   ---------    --------
                                                                               (Dollars in thousands)
   Differences in book/tax depreciation..............................  $      15    $      -    $     (10)
   Delinquent interest...............................................        (71)        (18)          (7)
   FHLB Stock dividends..............................................        (19)          -            -
   Loan fees.........................................................          -          15            -
   Loan loss and other reserves......................................       (494)       (294)         156
   Deferrals and amortization........................................        (76)       (145)         (33)
   SAIF special assessment...........................................          -         758            -
   Purchase accounting...............................................        540       2,635            -
   Other.............................................................        577         807            -
                                                                       ---------    --------     --------
     Total deferred taxes............................................  $     472    $  3,758     $    106
                                                                       =========    ========     ========


BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
SEPTEMBER 30, 1998

(16) INCOME TAXES--(CONTINUED)

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

     In connection with the acquisition of Consumers and Central, the Company recorded deferred tax assets and liabilities for the differences between values assigned in purchase accounting and the tax bases of acquired assets and liabilities. With respect to the Consumers and Central acquisitions, approximately $19,000 and $7,000, respectively, of net deferred tax assets have been recognized as net deferred tax benefit during the year ended September 30, 1998 and $287,000 and $16,000, respectively, represent the tax effect at September 30, 1998 of amounts not deductible for tax purposes in future periods.

     The Company also acquired net deferred tax liabilities of approximately $189,000 in connection with its acquisition of Consumers and net deferred tax assets of approximately $332,000 in connection with its acquisition of Central.


(17) COMMITMENTS AND CONTINGENCIES

     In the normal course of business, the Company enters into instruments that are not recorded in the consolidated financial statements, but are required to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, purchase whole loans and securities, standby letters of credit and derivative financial instruments. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

     The Company's exposure to credit loss in the event of nonperformance by the other party on the financial instrument is represented by the contractual amount and collateral value, if any, of those instruments.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Total commitments to extend credit at September 30, 1998 were as follows:


                                                                                 SEPTEMBER 30, 1998
                                                                  -------------------------------------------------
                                                                       FIXED          VARIABLE
                                                                       RATE             RATE              TOTAL
                                                                  --------------    ------------    ---------------
                                                                                      (in thousands)
   Commitments to fund loans....................................  $       54,512    $      13,394    $       67,906
   Loans in process.............................................          56,211           14,010            70,221
   Domestic letters of credit...................................           3,994                -             3,994
   International letters of credit..............................             340                -               340
   Commitments to purchase loans................................         100,000          152,659           252,659
                                                                  --------------    -------------    --------------
     Total......................................................  $      215,057    $     180,063    $      395,120
                                                                  ==============    =============    ==============


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

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
SEPTEMBER 30, 1998

(17) COMMITMENTS AND CONTINGENCIES--(CONTINUED)


     During April 1998, the Bank entered into two interest rate cap contracts with a major Wall Street firm, in notional amounts of $90.0 million and $60.0 million, terminating on October 23, 1999 and April 23, 2000, respectively. The contracts require the counter-party to pay the Bank quarterly interest payments based on the notional amounts and the difference between the "London Inter Bank Offering Rate", ( the "LIBOR rate") and 5.90% when the LIBOR rate exceeds 5.90%, in return for a one-time payment by the Bank.

     During May 1998, the Bank entered into a third interest rate cap contract with another major Wall Street firm in a notional amount of $75.0 million terminating on May 30, 2000. The contract requires the counter-party to pay the Bank quarterly interest payments based on the notional amount and the difference between the LIBOR rate and 6.10% when the LIBOR rate exceeds 6.10%, in return for a one-time payment by the Bank.

The Bank entered into these contracts for the purpose of hedging a portion of the Company's interest rate risk for rising interest rates. As of September 30, 1998, the 3-month LIBOR rate was 5.42%.

     The following table provides additional information regarding the interest rate caps:

                                                                                              AS OF SEPTEMBER 30,
                                                                                                      1998
                                                                                            -----------------------
                                                                                             (Dollars in thousands)
   Aggregate notional amount....................................................                 $     225,000
   Amortized costs..............................................................                 $          67
   Aggregate market value.......................................................                 $         (55)


     The interest rate caps are accounted for as a non-trading hedge for rising interest rates against certain short-term borrowings.


     During November 1998, the Bank completed a program to issue up to $500 million aggregate principal amount of its Senior Notes backed by an irrevocable standby letter of credit of the FHLB of Atlanta. These notes may have either a fixed or floating rate of interest determined at the time of issuance and will mature no sooner than 9 months and no more than 10 years from the date of issue. The Bank intends to use the net proceeds from the sale of the notes for general corporate purposes that will ultimately promote home financing or other housing activity and encourage and assist the Bank's asset/liability management. The notes have been rated "Aaa" by Moody's Investors Service, Inc. and "AAA" by Standard & Poor's Ratings Services.

     The Company is a party to certain other claims and litigation arising in the ordinary course of business. In the opinion of management, the resolution of such claims and litigation will not materially affect the Company's consolidated financial position or results of operations.

(18) RELATED PARTY TRANSACTIONS

     The Company employs the services of a law firm, of which the Company's Chairman of the Board and President is senior managing director and of which another director of the Company is managing director; and the services of an insurance agency, of which a member of the Board of Directors is a vice president. For the years ended September 30, 1998, 1997 and 1996, total fees (a portion of which were capitalized) paid to this law firm totaled approximately $2.2 million, $2.2 million, and $986,000, respectively, and amounts paid to this insurance company totaled approximately $445,000, $373,000, and $147,000, respectively.

     In fiscal 1997, the Company leased property for a new branch, which is 25% owned by the Company's Chairman of the Board. The lease is for a term of 3 years with four, three year options to renew. The annual rent for the property is approximately $138,000.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
SEPTEMBER 30, 1998

(19) BANKUNITED FINANCIAL CORPORATION

     The following summarizes the major categories of the Company's (parent company only) financial statements:

                   CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                                                       AS OF SEPTEMBER 30,
                                                                                --------------------------------
                                                                                     1998              1997
                                                                                --------------    -------------
                                                                                         (in thousands)
Assets:
   Cash......................................................................... $       1,128    $         623
   FHLB overnight deposits......................................................        10,608            2,822
   Tax certificates.............................................................         1,694               40
   Investments, net (market value of approximately $60 and $10 at
     September 30, 1998 and 1997, respectively).................................            60               10
   Investments available for sale...............................................        15,073               --
   Mortgage-backed securities, available for sale...............................        31,642           18,644
   Accrued interest receivable..................................................           885              173
   Investment in the Bank.......................................................       350,904          183,807
   Investment in subsidiaries...................................................         8,644            4,640
   Other assets.................................................................         9,445            9,622
                                                                                 -------------    -------------
     Total...................................................................... $     430,083    $     220,381
                                                                                 =============    =============

Liabilities..................................................................... $       3,551    $          96
                                                                                 -------------    -------------
Junior subordinated deferrable interest debentures..............................       227,240          120,640
                                                                                 -------------    -------------
Stockholders' equity:
   Preferred stock..............................................................             9               22
   Common stock.................................................................           181               95
   Paid-in capital..............................................................       178,777           86,679
   Retained earnings............................................................        18,448           11,988
   Net unrealized gains on securities available for sale,
     net of taxes...............................................................         1,877              861
                                                                                 -------------    -------------
     Total stockholders' equity.................................................       199,292           99,645
                                                                                 -------------    -------------
     Total liabilities and stockholders' equity................................. $     430,083    $     220,381
                                                                                 =============    =============


                       CONDENSED STATEMENTS OF OPERATIONS

                                                                                   FOR THE YEARS ENDED SEPTEMBER 30,
                                                                           ------------------------------------------------
                                                                                1998             1997              1996
                                                                           -------------    -------------     -------------
                                                                                            (in thousands)
   Interest income.......................................................  $       4,808     $       2,626    $         803
   Interest expense......................................................         17,621             6,726               17
   Equity income of the subsidiaries.....................................         16,227            10,927            2,406
   Operating expenses....................................................          1,495             1,166              491
                                                                           -------------     -------------    -------------
     Income before income taxes..........................................          1,919             5,661            2,701
   Income tax expense (benefit)..........................................         (5,438)           (1,938)              115
                                                                           -------------     -------------    -------------
     Net income before preferred stock dividends.........................          7,357             7,599            2,586

   Preferred stock dividends of the Company..............................            897             2,890            2,145
                                                                           -------------     -------------    -------------
     Net income after preferred stock dividends..........................  $       6,460     $       4,709    $         441
                                                                           =============     =============    =============


BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
SEPTEMBER 30, 1998

(19) BANKUNITED FINANCIAL CORPORATION (CONTINUED)


                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                   FOR THE YEARS ENDED SEPTEMBER 30,
                                                                           ------------------------------------------------
                                                                                1998             1997              1996
                                                                           ------------      -------------    -------------
                                                                                            (in thousands)

   Cash flow from operating activities:
     Net income..........................................................  $       7,357     $       7,599   $        2,586
     Less: Undistributed income of the subsidiaries......................        (16,227)          (11,551)            (406)
     Other...............................................................         (2,508)           (2,792)             242
                                                                           -------------     -------------    -------------
       Net cash provided by (used in) operating activities...............        (11,378)           (6,744)           2,422
                                                                           -------------     -------------    -------------

   Cash from investing activities:
     Equity contributions to the Bank....................................       (110,000)          (85,000)         (16,000)
     Equity contributions to subsidiaries................................         (4,100)           (4,640)               -
     Purchase of investment securities...................................        (15,363)                -             (155)
     Proceeds from sale of investments...................................              -               155                -
     Purchase of mortgage-backed securities..............................        (30,734)          (27,411)               -
     Proceeds from repayments of mortgage-backed securities..............         18,821             5,054              368
     Proceeds from sales of mortgage-backed securities...................              -             5,021                -
     Net (increase) decrease in tax certificates.........................         (1,654)              269              145
                                                                           -------------     -------------    -------------
       Net cash used in investing activities.............................       (143,030)         (106,552)         (15,642)
                                                                           -------------     -------------    -------------

   Cash flow from financing activities:
     Net proceeds from issuance of Junior subordinated
       deferrable interest debentures....................................        103,013           114,776                -
     Net proceeds from issuance of common stock..........................         60,502             1,329           23,198
     Net proceeds from issuance of preferred stock.......................            488                 -                -
     Dividends paid on preferred stock...................................           (837)           (2,855)          (2,086)
     Preferred Stock, Series 9% tender offer.............................            (43)           (4,486)               -
     Preferred Stock redemption..........................................           (424)                -                -
                                                                           -------------     -------------    -------------
       Net cash provided by financing activities.........................        162,699           108,764           21,112
                                                                           -------------     -------------    -------------

   (Decrease) increase in cash and cash equivalents......................          8,291            (4,532)           7,892
   Cash and cash equivalents at beginning of year........................          3,445             7,977               85
                                                                           -------------     -------------    -------------

       Cash and cash equivalents at end of year..........................  $      11,736     $       3,445    $       7,977
                                                                           =============     =============    =============


BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
SEPTEMBER 30, 1998

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

         Fair values are estimated for loan portfolios with similar financial characteristics. Loans are segregated by category, such as commercial, commercial real estate, residential mortgage, second mortgages, and other installment. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and non-performing status. The fair value of loans, except residential mortgage and adjustable rate loans, is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit risk inherent in the loan. The estimate of average maturity is based on historical experience with prepayments for each loan classification modified, as required, by an estimate of the effect of current economic and lending conditions.

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

         The fair value of the 10-1/4% Trust Preferred Securities is estimated at book value as these securities are privately-placed and have no active market. The fair value of the 9.60% and 9% Trust Preferred Securities is estimated based on quoted market prices.

         The following table presents information for the Company's financial instruments at September 30, 1998 and 1997:

                                                                                     AS OF SEPTEMBER 30, 1998
                                                                                -----------------------------------
                                                                                CARRYING VALUE       FAIR VALUE
                                                                                --------------      ---------------
                                                                                          (in thousands)
   Financial assets:
     Cash and overnight investments..........................................   $      91,511        $       91,511
     Tax certificates and other investments..................................          78,210                78,367
     Mortgage-backed securities..............................................         345,756               343,115
     Loans receivable........................................................       3,042,014             3,253,845
     Mortgage servicing rights...............................................           8,917                 8,917
     Other interest-earning assets...........................................          51,313                51,313
   Financial liabilities:
     Deposits................................................................   $   2,124,824        $    2,133,186
     Borrowings..............................................................       1,142,614             1,147,283
     Trust Preferred Securities..............................................         218,500               212,915

                                                                                       AS OF SEPTEMBER 30, 1997
                                                                                -----------------------------------
                                                                                CARRYING VALUE       FAIR VALUE
                                                                                --------------      ---------------
                                                                                          (in thousands)
   Financial assets:
     Cash and overnight investments..........................................   $      89,984        $       89,984
     Tax certificates and other investments..................................          73,943                74,062
     Mortgage-backed securities..............................................         120,271               120,211
     Loans receivable........................................................       1,765,723             1,814,459
     Mortgage servicing rights...............................................           4,783                 4,890
     Other interest-earning assets...........................................          33,599                33,599
   Financial liabilities:
     Deposits................................................................   $   1,195,892        $    1,197,871
     Borrowings..............................................................         701,484               704,705
     Trust Preferred Securities..............................................         116,000               119,010

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

   The information contained under the caption "Election of Directors" to appear in the Company's definitive proxy statement relating to the Company's 1999 Annual Meeting of Stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year covered by this report on Form 10-K (hereinafter referred to as the "Annual Meeting Proxy Statement"), is incorporated herein by reference. Information concerning the executive officers of the Company is included in Part I of this Report on Form 10-K.

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


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

              (1)     Financial Statements.

                      The following consolidated financial statements of the Company and the report of the independent certified public accountants thereon filed with this report:

                      Report of Independent Certified Public Accountants (PricewaterhouseCoopers LLP).

                      Consolidated Statements of Financial Condition as of September 30, 1998 and 1997.

                      Consolidated Statements of Operations for the years September 30, 1998, 1997 and 1996.

                      Consolidated Statements of Stockholder's Equity for the years ended September 30, 1998, 1997 and 1996.

                      Consolidated Statements of Cash Flows for the years ended September 30, 1998, 1997 and 1996.

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

           2.2 Agreement and Plan of Merger between BankUnited and Consumers Bancorp, Inc. dated September 19, 1997 (Exhibit
                      2.2 to BankUnited's Form S-4 Registration Statement, File No. 333- 39921, as filed with the Securities and Exchange Commission on November 10, 1997).

           2.3 Agreement and Plan of Merger between BankUnited and Central Bank dated December 30, 1997 (Exhibit 20.1 to BankUnited's Form 8-K dated December 30, 1997, as filed with the Securities and Exchange Commission on January 2,
                      1998).

           3.1 Articles of Incorporation of BankUnited (Exhibit 3.1 to BankUnited's Form 10-K Report for the year ended September 30, 1997 [the "1997 10-K"]).

           3.2 Bylaws of BankUnited (Exhibit 4.5 to BankUnited's Form S-8 Registration Statement, File No. 333-43211, as filed with the Securities and Exchange Commission on November 14,
                      1996).

           4.1 Statement of Designation of Series 1 Class A Common Stock and Class B Common Stock of BankUnited (included as an appendix to Exhibit 3.1).

           4.2 Statement of Designation of 8% Noncumulative Convertible Preferred Stock, Series A of BankUnited (included as appendix to Exhibit 3.1).

           4.3 Statement of Designation of Noncumulative Convertible Preferred Stock, Series B of BankUnited (included as appendix to Exhibit 3.1).

           4.4 Statement of Designation of 8% Noncumulative Convertible Preferred Stock, Series 1993 of BankUnited (included as appendix to Exhibit 3.1).

           4.5 Statement of Designation of 9% Noncumulative Perpetual Preferred Stock of BankUnited (included as an appendix to Exhibit 3.1).

           4.6 Statement of Designation of 8% Noncumulative Convertible Preferred Stock, Series 1996 of BankUnited (included as appendix to Exhibit 3.1).

           4.7 Form of Letter Agreement between BankUnited and the holders of shares of BankUnited's Noncumulative Convertible Preferred Stock, Series B.

           4.8 Forms of Series 15A-F, Series 18E and Series 20A-F of Subordinated Notes of the Bank (Exhibit 4.3 to BankUnited's Form S-4 Registration Statement, File No. 33-55232, as filed with the Securities and Exchange Commission on December 2, 1992).

           4.9 The Advances, Specific Collateral Pledge and Security Agreement dated March 30, 1998 between BankUnited, FSB and the Federal Home Loan Bank of Atlanta.

           4.91 Indenture dated November 4, 1998 between the Bank and the Bank of New York to which the Federal Home Loan Bank of Atlanta has joined as a consenting party (the "Indenture").

           4.92 Form of the Bank's Senior Note (Fixed Rate) issuable pursuant to the Indenture.

           4.93 Form of the Bank's Senior Note (Floating Rate) issuable pursuant to the Indenture.

           4.94 The Letter of Credit Reimbursement Agreement dated November 14, 1998 between the Bank and the Federal Home Loan Bank of Atlanta.

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

           10.3 1994 Incentive Stock Option Plan. (Exhibit 10.3 to the 1994 10-K).**

           10.4 The Bank's Profit Sharing Plan. (Exhibit 10.4 to BankUnited's Form S-2 Registration Statement, File No. 33-80791, as filed with the Securities and Exchange Commission on December 22, 1995).**

           10.5 1996 Incentive Compensation and Stock Award, as amended by approval of the Company's stockholders on January 26, 1998.**

           10.6       Form of Employment Agreement between BankUnited and Alfred
                      R. Camner .***

           10.7       Form of Employment Agreement between the Bank and Alfred
                      R. Camner .***

           10.8 Form of Employment Agreement between BankUnited, the Bank and Mehdi Ghomeshi .***

           10.9 Junior Subordinated Indenture with respect to BankUnited's 10 1/4% Junior Subordinated Debentures. (Exhibit 4.1A to the Company's Registration Statement on Form S-4, File No. 333- 24025, as filed with the Securities and Exchange Commission on March 27, 1997).

           10.10 Supplemental Indenture (Exhibit 4.1B to the Company's Registration Statement on Form S-4, File No. 333-24025, as filed with the Securities and Exchange Commission on March 27, 1997).

           10.11 Form of Amended and Restated Trust Agreement of BankUnited Capital. (Exhibit 4.3 to the Company's Registration Statement on Form S-4, No. 333-24025, as filed with the Securities and Exchange Commission on March 27, 1997).

           10.12 Form of Amended and Restated Guarantee Agreement for BankUnited Capital. (Exhibit 4.5 to the Company's Registration Statement on Form S-4, No. 333-24025, as filed with the Securities and Exchange Commission on March 27, 1997).

           10.13 Form of Agreement as to Expenses and Liabilities (included as an exhibit to Exhibit 99.6 to the Company's Registration Statement on Form S-4, No. 333-24025, as filed with the Securities and Exchange Commission on March 27, 1997).

           10.14 Registration Rights Agreement (Exhibit 4.6 to the Company's Registration Statement on Form S- 4, No. 333-24025, as filed with the Securities and Exchange Commission on March 27, 1997).

           10.15 Registration Rights Agreement (Exhibit 4.7 to the Company's Registration Statement on Form S- 4, No. 333-24025, as filed with the Securities and Exchange Commission on March 27, 1997).

           10.16 Purchase Agreement (Exhibit 99.4 to the Company's Registration Statement on Form S-4, No. 333-24025, as filed with the Securities and Exchange Commission on March 27, 1997).

           10.17 Purchase Agreement (Exhibit 99.5 to the Company's Registration Statement on Form S-4, No. 333-24025, as filed with the Securities and Exchange Commission on March 27, 1997).

           10.18 Underwriting Agreement dated June 1997 between the Company and BankUnited Capital II and Raymond James and Associates, Inc. and Ryan, Beck and Co. (Exhibit 1 to Amendment No. 1 to Form S-2, No. 333-27397, as filed with the Securities and Exchange Commission on May 30, 1997).

           10.19 Form of Indenture with respect to BankUnited's 9.60% Junior Subordinated Debentures. (Exhibit 4.3 to the Company's Registration Statement on Form S-2, File No. 333-27597, as filed with the Securities and Exchange Commission on May 22, 1997).

           10.20 Trust Agreement of BankUnited Capital II. (Exhibit 4.6 to the Company's Registration Statement on Form S-2, File No. 333-27597, as filed with the Securities and Exchange Commission on May 22, 1997).

           10.21 Form of Amended and Restated Trust Agreement of BankUnited Capital II. (Exhibit 4.7 to the Company's Registration Statement on Form S-2, No. 333-27597, as filed with the Securities and Exchange Commission on May 22, 1997).

           10.22 Form of Guarantee Agreement for BankUnited Capital II. (Exhibit 4.9 to the Company's Registration Statement on Form S-2, No. 333-27597, as filed with the Securities and Exchange Commission on May 22, 1997).

           10.23 Form of Agreement as to Expenses and Liabilities (included as an exhibit to Exhibit 4.7) (Exhibit 4.10 to the Company's Registration Statement on Form S-2, No. 333-27597, as filed with the Securities and Exchange Commission on May 22, 1997).

           10.24 Purchase Agreement between the Company and BankUnited Capital III and PaineWebber Incorporated (Exhibit 1.1 to the Company's Amendment No. 3 to Form S-3, No. 333-28677, as filed with the Securities and Exchange Commission on March 6, 1998).

           10.25 Form of Indenture with respect to BankUnited's 9% Junior Subordinated Debentures (Exhibit 4.3 to Amendment No. 3 to the Company's Registration Statement on Form S-3, No. 333-28677, as filed with the Securities and Exchange Commission on March 6, 1998).

           10.26 Trust Agreement of BankUnited Capital III. (Exhibit 4.6 to the Company's Registration Statement on Form S-3, No. 333-28677, as filed with the Securities and Exchange Commission on June 6, 1997).

           10.27 Form of Amended and Restated Trust Agreement of BankUnited Capital III. (Exhibit 4.3 to Amendment No. 3 to the Company's Registration Statement on Form S-3, No. 333-28677, as filed with the Securities and Exchange Commission on March 6, 1998).

           10.28 Form of Guarantee Agreement for BankUnited Capital III. (Exhibit 4.3 to Amendment No. 3 to the Company's Registration Statement on Form S-3, No. 333-28677, as filed with the Securities and Exchange Commission on March 6, 1998).

           10.29      Form of Agreement as to Expenses and Liabilities (Exhibit
                      4.3 to Amendment No. 3 to the Company's Registration Statement on Form S-3, No. 333-28677, as filed with the Securities and Exchange Commission on March 6, 1998).

           11.1 Statement regarding calculation of earnings per common share (set forth in Footnote (2) to the Notes to Consolidated Financial Statements contained in Part II,
                      Item 8 of this report on Form 10- K for the year ended September 30, 1998).

           12.1 Statement regarding calculation of ratio of earnings to combined fixed charges and preferred stock dividends.

           21.1       Subsidiaries of the Registrant.

           23.1       Consent of PricewaterhouseCoopers LLP.

           24.1 Power of attorney (set forth on the signature page in Part IVof this Report on Form 10-K for the year ended September 30, 1998).

           27.1       Financial Data Schedule.

-------------------------
* Exhibits followed by a parenthetical reference are incorporated herein by reference from the documents described therein.

**       Exhibits 10.1--10.5 are compensatory plans or arrangements.

***      Contracts with Management.

(B) REPORTS ON FORM 8-K.

       During the quarter ended September 30, 1998, no Current Reports on Form 8-K were filed by the Company.

SUPPLEMENTAL INFORMATION

       As of the date of filing of this report on Form 10-K no annual report or proxy material has been sent to security holders. Such material will be furnished to security holders and the Securities and Exchange Commission subsequent to the filing of this report on Form 10-K.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on December 29, 1998.

                                  BANKUNITED FINANCIAL CORPORATION

                                        BY: /s/ ALFRED R. CAMNER
                                           ----------------------------
                                            Alfred R. Camner
                                            Chairman of the Board, and
                                            Chief Executive Officer

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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on December 29, 1998 on behalf of the Registrant by the following persons and in the capacities indicated.

/s/ ALFRED R. CAMNER
-------------------------------------           Chairman of the Board,
ALFRED R. CAMNER                                Chief Executive Officer,
                                                and Director
                                                (Principal Executive Officer)

/s/ MEHDI GHOMESHI
-------------------------------------           President and Chief
MEHDI GHOMESHI                                  Operating Officer and Director

/s/ LAWRENCE H. BLUM
-------------------------------------           Vice Chairman of the Board
LAWRENCE H. BLUM                                and Director

/s/ EARLINE G. FORD
-------------------------------------           Executive Vice President,
EARLINE G. FORD                                 Treasurer and Director

/s/ MARC LIPSITZ
-------------------------------------           Director and Corporate Secretary
MARC LIPSITZ

/s/ MARC D. JACOBSON
-------------------------------------           Director
MARC D. JACOBSON

/s/ ALLEN M. BERNKRANT
-------------------------------------           Director
ALLEN M. BERNKRANT

/s/ ANNE W. SOLLOWAY
-------------------------------------           Director
ANNE W. SOLLOWAY

/s/ NEIL MESSINGER
-------------------------------------           Director
NEIL MESSINGER


/s/ BRUCE FRIESNER
-------------------------------------           Director
BRUCE FRIESNER


/s/ DIANE DELELLA
-------------------------------------           Vice President, Chief
DIANE DELELLA                                   Financial Officer and Controller

                                 EXHIBIT INDEX



EXHIBIT                                DESCRIPTION
-------                                -----------

4.7 Form of Letter Agreement between BankUnited and the holders of shares of BankUnited's Noncumulative Convertible Preferred Stock, Series B.

4.9 The Advances, Specific Collateral Pledge and Security Agreement dated March 30, 1998 between BankUnited, FSB and the Federal Home Loan Bank of Atlanta.

4.91 Indenture dated November 4, 1998 between the Bank and the Bank of New York to which the Federal Home Loan Bank of Atlanta has joined as a consenting party (the "Indenture").

4.92 Form of the Bank's Senior Note (Fixed Rate) issuable pursuant to the Indenture.

4.93 Form of the Bank's Senior Note (Floating Rate) issuable pursuant to the Indenture.

4.94 The Letter of Credit Reimbursement Agreement dated November 14, 1998 between the Bank and the Federal Home Loan Bank of Atlanta.

10.5 1996 Incentive Compensation and Stock Award, as amended by approval of the Company's stockholders on January 26, 1998.*

10.6     Form of Employment Agreement between BankUnited and Alfred R. Camner.

10.7     Form of Employment Agreement between the Bank and Alfred R. Camner.

10.8     Form of Employment Agreement between BankUnited, the Bank and Mehdi
         Ghomeshi.

12.1 Statement regarding calculation of ratio of earnings to combined fixed charges and preferred stock dividends.

21.1     Subsidiaries of the Registrant.

23.1     Consent of PricewaterhouseCoopers LLP.

27.1     Financial Data Schedule

-----------------------
* Compensatory plan or arrangement.