Form 10-Q
period 1998-12-31
BANKUNITED FINANCIAL CORP
filed 1999-02-16
CIK 894490

FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The number of shares outstanding of the registrant's common stock at the close of business on February 12, 1999 was 17,891,661 shares of Class A Common Stock, $.01 par value, and 402,370 shares of Class B Common Stock, $.01 par value.

This Form 10-Q contains 110 pages.
The Index to Exhibits appears on page 26.

                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

            Form 10-Q Report for the Quarter Ended December 31, 1998

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
PART I - FINANCIAL INFORMATION

     Item 1.  FINANCIAL STATEMENTS

              Consolidated Statements of Financial Condition as of
              December 31, 1998 (unaudited) and September 30, 1998         3

              Consolidated Statements of Operations (unaudited)
              for the Three Months Ended December 31, 1998
              and December 31, 1997                                        4

              Consolidated Statements of Stockholders' Equity
              (unaudited) for the Three Months Ended December 31,
              1998 and December 31, 1997                                   5

              Consolidated Statements of Cash Flows (unaudited)
              for the Three Months Ended December 31, 1998
              and December 31, 1997                                        6

              Condensed Notes to Consolidated Financial
              Statements (unaudited)                                       7

     Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                9

     Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK  21

PART II - OTHER INFORMATION

     Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                   23

     Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         23

     Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                            23

                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Note 1)

                                                                                   December 31, 1998   September 30,
                                                                                     (Unaudited)           1998
-------------------------------------------------------------------------------------------------------------------
                                                                                       (Dollars in thousands)
ASSETS
Cash                                                                               $   26,153        $   26,243
Federal Home Loan Bank overnight deposits                                              38,297            65,268
Securities purchased under agreements to resell                                        50,000                 -
Tax certificates (net of reserves of $479 at December 31, 1998 and
    $469 at September 30, 1998)                                                        33,315            40,007
Investments held to maturity (market value of approximately
    $14,600 at December 31, 1998 and $14,699 at September 30, 1998)                    14,546            14,542
Investments available for sale, at market                                              23,187            23,661
Mortgage-backed securities, held to maturity (market value
  of approximately $85,700 at December 31, 1998
  and $143,505 at September 30, 1998)                                                  87,726           146,146
Mortgage-backed securities available for sale, at market                              235,864           199,610
Loans receivable, net                                                               2,932,736         2,869,604
Mortgage loans held for sale (market value of approximately $217,650
  at December 31, 1998 and $179,503 at September 30, 1998)                            214,851           172,410
Other interest earning assets                                                          64,927            51,313
Office properties and equipment, net                                                   15,302            14,198
Real estate owned                                                                       2,681             1,974
Accrued interest receivable                                                            26,207            32,864
Mortgage servicing rights                                                               8,882             8,917
Goodwill                                                                               31,608            32,106
Prepaid expenses and other assets                                                      26,095            39,520
                                                                                   ----------        ----------
       Total assets                                                                $3,832,377        $3,738,383
                                                                                   ==========        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits                                                                           $2,301,162        $2,124,824
Securities sold under agreements to repurchase                                          1,980           121,148
Advances from Federal Home Loan Bank                                                1,071,447         1,021,466
Company obligated mandatorily redeemable trust preferred securities of subsidiary trusts holding solely junior subordinated deferrable interest
  debentures of the Company                                                           218,500           218,500
Interest payable (primarily on deposits and advances from Federal Home
  Loan Bank)                                                                            9,446             7,825
Advance payments by borrowers for taxes and insurance                                   4,279            12,645
Accrued expenses and other liabilities                                                 26,716            32,683
                                                                                   ----------        ----------
       Total liabilities                                                            3,633,530         3,539,091
                                                                                   ----------        ----------
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS' EQUITY (Note 2):
Preferred stock, Series B and Series 9%, $0.01 par value. Authorized shares -
  10,000,000; issued and outstanding shares -
  926,697 at December 31, 1998 and September 30, 1998                                       9                 9
Class A Common Stock, $.01 par value.  Authorized shares - 30,000,000;
   issued and outstanding shares - 17,829,675 at December 31, 1998 and
   17,816,213 at September 30, 1998                                                       178               178
Class B Common Stock, $.01 par value.  Authorized shares - 3,000,000;
   issued and outstanding shares - 376,392 at December 31, 1998 and 331,743
   at September 30, 1998                                                                    4                 3
 Additional paid-in capital                                                           179,091           178,777
 Retained earnings                                                                     18,656            18,448
 Accumulated other comprehensive income, net of tax (Note 3)                              909             1,877
                                                                                   ----------        ----------
       Total stockholders' equity                                                     198,847           199,292
                                                                                   ----------        ----------
       Total liabilities and stockholders' equity                                  $3,832,377        $3,738,383
                                                                                   ==========        ==========

SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS (Note 1)

                                                                         THREE MONTHS ENDED DECEMBER 31,
                                                                        --------------------------------
                                                                                   (Unaudited)
                                                                          1998                     1997
                                                                        -------                  -------
                                                                    (In thousands, except earnings per share)
Interest income:
  Interest and fees on loans                                            $50,837                  $36,893
  Interest on mortgage-backed securities                                  4,073                    2,192
  Interest on short-term investments                                        848                      420
  Interest and dividends on long-term investments
    and other earning assets                                              2,387                    1,945
                                                                        -------                  -------
      Total interest income                                              58,145                   41,450
                                                                        -------                  -------
Interest expense:
  Interest on deposits                                                   27,666                   17,584
  Interest on borrowings                                                 15,102                   11,591
  Preferred dividends of trust subsidiaries                               5,288                    2,908
                                                                        -------                  -------
      Total interest expense                                             48,056                   32,083
                                                                        -------                  -------
   Net interest income before provision for loan losses                  10,089                    9,367
Provision for loan losses                                                   400                      650
                                                                        -------                  -------
   Net interest income after provision for loan losses                    9,689                    8,717
                                                                        -------                  -------
Non-interest income:
  Service fees, net                                                       1,078                      452
  Net gain (loss) on sale of loans and mortgage-backed securities            (9)                   1,115
  Other                                                                     224                       77
                                                                        -------                  -------
      Total non-interest income                                           1,293                    1,644
                                                                        -------                  -------
Non-interest expenses:
  Employee compensation and benefits                                      3,114                    2,480
  Occupancy and equipment                                                 1,641                      886
  Insurance                                                                 380                      255
  Professional fees - legal and accounting                                  582                      622
  Data processing                                                           358                      217
  Loan servicing expense                                                  1,962                    1,197
  Other operating expenses                                                2,185                    1,368
                                                                        -------                  -------
      Total non-interest expenses                                        10,222                    7,025
                                                                        -------                  -------
       Income before income taxes and preferred stock dividends             760                    3,336
Income taxes                                                                364                    1,361
                                                                        -------                  -------
      Net income before preferred stock dividends                           396                    1,975
Preferred stock dividends of the Company                                    188                      332
                                                                        -------                  -------
      Net income after preferred stock dividends                        $   208                  $ 1,643
                                                                        =======                  =======
Earnings Per Share (Note 4):
   Basic                                                                $  0.01                  $  0.13
                                                                        =======                  =======
   Diluted                                                              $  0.01                  $  0.12
                                                                        =======                  =======
Weighted average number of common shares
  assumed outstanding during the period (Note 4):
   Basic                                                                 18,189                   13,012
                                                                        =======                  =======
   Diluted                                                               18,566                   14,042
                                                                        =======                  =======

SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Note 1)

                                                     THREE MONTHS ENDED DECEMBER 31, 1997 AND 1998
                                      --------------------------------------------------------------------------
                                                                   (Unaudited)
                                                                                          ACCUMULATED
                                                                                             OTHER
                                      PREFERRED     COMMON       PAID-IN      RETAINED   COMPREHENSIVE
                                        STOCK        STOCK       CAPITAL      EARNINGS      INCOME        TOTAL
                                      ---------    ---------    ---------    ---------    ---------     --------
                                                                    (In thousands)
Balance, September 30, 1997           $      22    $      95    $  86,679    $  11,988    $     861     $ 99,645
  Comprehensive income (Note 3):
    Net income                                -            -            -        1,975            -        1,975
    Dividends declared on preferred
     stock                                    -            -            -         (332)           -         (332)
    Other comprehensive loss, net
     of tax                                   -            -            -            -         (169)        (169)
                                      ---------    ---------    ---------    ---------    ---------     --------
      Total comprehensive income              -            -            -        1,643         (169)       1,474

  Redemption of preferred stock              (6)           9         (131)           -            -         (128)
  Common stock issued through the
    exercise of options, restricted
    stock grants, directors'
    compensation and employee
    stock grants                              -            1          671            -            -          672
  Common stock issued through
    public offering                           -           37       43,931            -            -       43,968
                                      ---------    ---------    ---------    ---------    ---------     --------
Balance, December 31, 1997            $      16    $     142    $ 131,150    $  13,631    $     692     $145,631
                                      =========    =========    =========    =========    =========     ========

Balance, September 30, 1998           $       9    $     181    $ 178,777    $  18,448    $   1,877     $199,292
  Comprehensive loss (Note 3):
    Net income                                -            -            -          396            -          396
    Dividends declared on preferred
     stock                                    -            -            -         (188)           -         (188)
    Other comprehensive loss, net
     of tax                                   -            -            -            -         (968)        (968)
                                        -------    ---------    ---------    ---------    ---------     --------
       Total comprehensive loss               -            -            -          208         (968)        (760)

  Common stock issued through the
    exercise of options, restricted
    stock grants, directors'
    compensation and employee
    stock grants                              -            1          283            -            -          284
  Common stock issued through
    preferred stock dividends                 -            -           31            -            -           31
                                      ---------    ---------    ---------    ---------    ---------     --------
Balance, December 31, 1998            $       9    $     182    $ 179,091    $  18,656    $     909     $198,847
                                      =========    =========    =========    =========    =========     ========

SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Note 1)

                                                                              THREE MONTHS ENDED DECEMBER 31,
                                                                            -----------------------------------
                                                                                         (Unaudited)
                                                                               1998                      1997
                                                                            ---------                ----------
                                                                                       (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                                 $     396                $    1,975
    Adjustments to reconcile net income to net cash provided by
       (used in) operating activities:
       Provision for loan losses                                                  400                       650
       Provision for losses on tax certificates                                    10                        16
       Depreciation and amortization                                              579                       328
       Amortization (accretion) of fees, discounts and premiums                 6,193                    (1,797)
       Amortization of mortgage servicing rights                                  243                       285
       Amortization of goodwill                                                   384                       208
 Net (gain) loss on sales of loans and mortgage-backed securities                   9                    (1,115)
 Net gain on the sale of real estate owned                                        (12)                      (54)
 Loans originated for sale                                                   (132,060)                  (12,037)
 Proceeds from sale of loans                                                   11,982                    28,574
 Decrease (increase) in accrued interest receivable                             6,657                    (6,481)
 Increase in interest payable on deposits and FHLB advances                     1,621                     1,926
 Increase (decrease) in accrued taxes                                            (142)                    2,438
 Decrease in other liabilities                                                 (5,750)                   (1,065)
 Decrease (increase) in prepaid expenses and other assets                      13,943                    (3,004)
 Other, net                                                                      (383)                        5
                                                                            ---------                ----------
      Net cash provided by (used in) operating activities                     (95,930)                   10,852
                                                                            ---------                ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net decrease (increase) in loans                                            9,172                  (921,700)
    Purchase of investment securities                                          (1,009)                        -
    Purchase of mortgage-backed securities                                    (51,919)                        -
    Purchase of other earning assets                                          (14,249)                  (34,250)
    Proceeds from repayments of investment securities                           1,750                     2,000
    Proceeds from repayments of mortgage-backed securities                     71,040                     8,747
    Proceeds from repayments of other earning assets                              635                     4,751
    Proceeds from sale of mortgage-backed securities                                -                    17,021
    Proceeds from the sale of real estate owned                                   182                       313
    Purchases of office properties and equipment                               (1,682)                   (1,639)
    Net increase in securities purchased under agreement to resell            (50,000)                        -
    Net decrease in tax certificates                                            6,692                     9,231
                                                                            ---------                ----------
      Net cash used in investing activities                                   (29,388)                 (915,526)
                                                                            ---------                ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                                  176,338                   248,210
    Net increase in Federal Home Loan Bank Advances                            49,981                   589,982
    Net decrease in other borrowings                                         (119,168)                        -
    Capitalized costs for medium term notes                                      (599)                        -
    Net proceeds from issuance of common stock                                    228                    44,641
    Preferred Stock , Series 9% tender offer                                        -                       (43)
    Preferred Stock, Series 1996 redemption                                         -                       (85)
    Dividends paid on the Company's preferred stock                              (157)                     (332)
    Decrease in advances from borrowers for taxes and insurance                (8,366)                   (4,254)
                                                                            ---------                ----------
       Net cash provided by financing activities                               98,257                   878,119
                                                                            ---------                ----------
Decrease in cash and cash equivalents                                         (27,061)                  (26,555)
Cash and cash equivalents at beginning of period                               91,511                    89,984
                                                                            ---------                ----------
Cash and cash equivalents at end of period                                  $  64,450                $   63,429
                                                                            =========                ==========
Supplemental Disclosures:
Interest paid on deposits and borrowings                                    $  46,434                $   30,157
                                                                            =========                ==========
Transfer of loans to real estate owned                                      $     970                $      428
                                                                            =========                ==========
Transfer of loans from held for sale to portfolio                           $  73,825                $        -
                                                                            =========                ==========
Income taxes paid                                                           $       -                $        -
                                                                            =========                ==========

SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.      BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

        The accompanying unaudited consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles ("GAAP"). However, all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial statements of BankUnited Financial Corporation and its subsidiaries (the "Company") have been included. Operating results for the three month period ended December 31, 1998 are not necessarily indicative of the results which may be expected for the year ending September 30, 1999. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

        Certain prior period amounts have been reclassified to conform to the December 31, 1998 consolidated financial statements.

2.      CAPITAL

        In December 1998, the Board of Directors of the Company authorized the purchase from time to time in open market transactions of up to 1,000,000 shares of the Company's Class A Common Stock at such prices as the Executive Committee deems advantageous. As of the date of filing of this Quarterly Report on Form 10-Q, the Company had not purchased any shares of its Class A Common Stock on the open market.

        The Office of Thrift Supervision ("OTS") requires that BankUnited, FSB (the "Bank"), a wholly owned subsidiary, meet minimum regulatory, core and risk-based capital requirements. Currently, the Bank exceeds all regulatory capital requirements. The Bank's required, actual and excess regulatory capital levels as of December 31, 1998 were as follows:

                                REQUIRED                ACTUAL                  EXCESS
                           ------------------     -------------------    -------------------
                                        % OF                    % OF                   % OF
                            AMOUNT     ASSETS      AMOUNT      ASSETS     AMOUNT      ASSETS
                           --------    ------     --------     ------    --------     ------
                                              (Dollars in Thousands)
Core Capital               $112,226     3.0%      $320,411      8.6%     $208,185      5.6%
Risk-Based Capital         $151,400     8.0%      $326,382     17.2%     $174,982      9.2%

3.       COMPREHENSIVE INCOME

         The Company adopted SFAS No. 130, "Reporting Comprehensive Income," effective October 1, 1998. The Company's comprehensive income includes all items which comprise net income plus other comprehensive income which includes the unrealized holding gains and losses on available for sale securities. For the three months ended December 31, 1998 and 1997, the Company's other comprehensive loss was as follows:

                                                  FOR THE THREE MONTHS ENDED
                                                         DECEMBER 31,
                                                  --------------------------
                                                     1998           1997
                                                    ------        ------
                                                        (In thousands)
Other comprehensive loss, net of taxes:
    Unrealized holding gains (losses) arising
         during the period........................  $ (968)       $   93
    Less: reclassification adjustment for
         gains included in net income.............       -          (262)
                                                    ------        ------
Total other comprehensive loss ...................  $ (968)       $ (169)
                                                    ======        ======

4.       EARNINGS PER SHARE

                                                                  FOR THE THREE MONTHS ENDED
                                                                          DECEMBER 31,
                                                                  --------------------------
                                                                     1998            1997
                                                                  ---------       ---------
                                                                    (IN THOUSANDS, EXCEPT
                                                                      PER SHARE AMOUNTS)
BASIC EARNINGS PER SHARE:
   Numerator:
      Net income after preferred stock dividends................  $    208        $  1,643
                                                                   =======         =======
   Denominator:
      Weighted average common shares outstanding................    18,189          13,012
                                                                   =======         =======
   Basic earnings per share.....................................  $   0.01        $   0.13
                                                                   =======         =======
DILUTED EARNINGS PER SHARE:
   Numerator:
      Net income after preferred stock dividends................  $    208        $  1,643
      Plus:
         Reduction of preferred stock dividends.................         -              26
                                                                   -------         -------

      Diluted net income available to common
         shareholders...........................................  $    208        $  1,669
                                                                   =======         =======
   Denominator:
      Weighted average common shares outstanding................    18,189          13,012
      Plus:
         Number of common shares from the conversion of
            options and warrants................................       377             724
         Number of common shares from the conversion
            of dilutive preferred stock*........................         -             306
                                                                   -------         -------
      Diluted weighted average common shares outstanding........    18,566          14,042
                                                                   =======         =======
   Diluted earnings per share...................................  $   0.01        $   0.12
                                                                   =======         =======

----------
* For the three months ended December 31, 1998 and 1997 there were 343,000 and 744,000 common stock equivalent shares, respectively, of convertible preferred stock outstanding that were not included in the computation of diluted earnings per share because of their antidilutive effect.

5.       CONTINGENCIES AND OFF-BALANCE SHEET ACTIVITIES

         During November 1998, the Bank established a program to issue up to $500 million aggregate principal amount of its Senior Notes (the "Senior Notes") backed by an irrevocable standby letter of credit of the FHLB of Atlanta. These notes may have either a fixed or floating rate of interest, determined at the time of issuance, and will mature no sooner than 9 months and no more than 10 years from the date of issuance. The Bank intends to use the net proceeds from the sale of the Senior Notes for general corporate purposes that will ultimately promote home financing or other housing activity and encourage and assist the Bank's asset/liability management. The notes have been rated "Aaa" by Moody's Investors Service, Inc. and "AAA" by Standard & Poor's Ratings Services. As of December 31, 1998, no Senior Notes had been issued. See Note 6, "Subsequent Event," for information regarding the issuance and sale of Senior Notes during the second quarter of fiscal 1999.

         During April 1998, the Bank entered into two interest rate cap contracts with a major Wall Street firm, in notional amounts of $90.0 million and $60.0 million, terminating on October 23, 1999 and April 23, 2000, respectively. The contracts require the counter-party to pay the Bank quarterly interest payments based on the notional amounts and the difference between the "London Inter Bank Offering Rate" ( the "LIBOR rate") and 5.90% when the LIBOR rate exceeds 5.90%, in return for a one-time payment by the Bank.

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

         The Bank entered into these contracts for the purpose of hedging a portion of the Company's interest rate risk against rising interest rates on certain short-term borrowings. As of December 31, 1998, the 3-month LIBOR rate was 5.17%.

         The Company is a party to certain claims and litigation arising in the ordinary course of business. In the opinion of management, the resolution of such claims and litigation will not materially affect the Company's consolidated financial position or results of operations.

6.       SUBSEQUENT EVENT

         On February 2, 1999, the Bank issued and sold $200.0 million of Senior Notes which mature in five years and bear interest at an annual rate of 5.40%, payable semiannually.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         BankUnited Financial Corporation ( the "Company" or "BankUnited") is a Florida-incorporated savings and loan holding company that operates as a financial intermediary by acquiring and investing funds primarily through its principal subsidiary, BankUnited, FSB (the "Bank"). The Bank is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities. References to the Company include the activities of all of its subsidiaries, including the Bank and its subsidiaries, if the context so requires.

         The following discussion and analysis and the related financial data present a review of the consolidated operating results and financial condition of the Company for the three month periods ended December 31, 1998 and 1997. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-K for the year ended September 30, 1998.

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

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM SEPTEMBER 30, 1998 TO DECEMBER 31, 1998.

ASSETS

         Total assets remained relatively constant from September 30, 1998 to December 31, 1998, which is consistent with the Company's expectations that assets will not grow significantly during the 1999 fiscal year.

         The Company's short-term investments, primarily consisting of Federal Home Loan Bank ("FHLB") overnight deposits and securities purchased under agreements to resell, increased by $23.0 million, or 35.2% to $88.3 million at December 31, 1998, from $65.3 million at September 30, 1998.

         BankUnited's investment in tax certificates decreased by $6.7 million, or 16.8%, to $33.3 million at December 31, 1998 from $40.0 million at September 30, 1998, as a result of certificate redemptions and repayments.

         The levels of the Company's mortgage-backed securities held-to-maturity, mortgage-backed securities available-for-sale and net loans receivable were significantly affected during the period from September 30, 1998 to December 31, 1998 by increased repayments on mortgage loans and mortgage-backed securities and the amortization of premiums paid on purchased loans and mortgage-backed securities.

         Mortgage-backed securities held-to-maturity decreased by $58.4 million, or 40.0% to $87.7 million at December 31, 1998 from $146.1 million at September 30, 1998 due to repayments and amortization of premiums.

         Mortgage-backed securities available-for-sale increased by $36.3 million or 18.2% to $235.9 million at December 31, 1998, from $199.6 million at September 30, 1998, due primarily to purchases of $51.9 million, offset by repayments and amortization of $13.8 million, and also due to a reduction of $1.8 million in the market value of the underlying securities.

         The Company's net loans receivable (including loans held for sale) remained relatively constant from September 30, 1998 to December 31, 1998. Residential mortgage loan purchases of $399.7 million and loan originations of $148.7 million were offset by repayments of $431.0 million (net of accretion of discount and amortization of premium) and loan sales of $12.0 million. For further discussion of repayments on loans and mortgage-backed securities, see "Comparison of Operating Results for the Three Months Ended December 31, 1998 and 1997 - - Net Interest Income," and Item 3, "Quantitative and Qualitative Disclosures About Market Risk."

         Mortgage loans held for sale increased by $42.5 million, or 24.7%, to $214.9 million at December 31, 1998 from $172.4 million at September 30, 1998, due to residential loan originations of $132.1 million, offset by sales of $12.0 million, repayments of $3.8 million, and a transfer of loans to portfolio of $73.8 million. The transfer resulted from the Company's discontinuation of its policy of selling substantially all of the Company's internally generated residential loans. In the second quarter of 1999, the Company has begun to classify the majority of its originated residential loans as portfolio.

         Other interest earning assets increased by $13.6 million, or 26.5%, to $64.9 million at December 31, 1998 from $51.3 million at September 30, 1998. This category primarily represents stock in the FHLB which the Company is required to purchase as FHLB advances increase.

         Accrued interest receivable decreased by $6.7 million to $26.2 million at December 31, 1998 from $32.9 million at September 30, 1998. Prepaid expenses and other assets decreased by $13.4 million or 33.9% to $26.1 million at December 31, 1998, from $39.5 million at September 30, 1998.

         Non-performing assets as of December 31, 1998 were $26.1 million which represents an increase of $3.5 million or 15.5% from $22.6 million as of September 30, 1998. The increase in non-performing assets primarily resulted from increases in non-accrual loans, non-accrual tax certificates and real estate owned, of $1.8 million, $0.6 million and $0.7 million, respectively. Non-accrual loans increased primarily due to an increase in non-residential loan delinquencies. The increase in non-accrual tax certificates resulted from a change in the Company's policy regarding classification of tax certificates relating to bankruptcy proceedings initiated by the debtor. The policy has been changed to require classification of the tax certificates as non-accrual upon filing of bankruptcy by the debtor instead of upon finalization of the bankruptcy plan by the courts. As a result of the new policy, the non-accrual tax certificates increased by $0.6 million in the first quarter of fiscal 1999. The increase in real estate owned resulted from an increase in residential real estate owned. Non-performing assets as a percentage of total assets increased from 0.61% as of September 30, 1998 to 0.68% as of December 31, 1998 due to the increase in non-performing assets for the reasons discussed above.

         The allowance for loan losses increased by $0.5 million from $6.1 million as of September 30, 1998 to $6.6 million as of December 31, 1998. The increase was principally attributable to additional provisions for loan losses resulting from the increase in non-performing assets.

The following table sets forth information concerning the Company's non-performing assets as of the dates indicated.

                                                                     DECEMBER 31,               SEPTEMBER 30,
                                                                         1998                       1998
                                                                     ------------               -------------
                                                                             (Dollars in thousands)
Non-accrual loans                                                     $ 17,770                    $  15,999
Restructured loans                                                       1,133                        1,137
Loans past due 90 days and still accruing                                2,762                        2,313
                                                                      --------                    ---------
         Total non-performing loans                                     21,665                       19,449
Non-accrual tax certificates                                             1,779                        1,225
Real estate owned                                                        2,681                        1,974
                                                                      --------                    ---------
         Total non-performing assets                                  $ 26,125                    $  22,648
                                                                      ========                    =========
Allowance for losses on tax certificates                              $    479                    $     469
Allowance for loan losses                                                6,594                        6,128
                                                                      --------                    ---------
         Total allowance                                              $  7,073                    $   6,597
                                                                      ========                    =========
Non-performing assets as a percentage of
   total assets                                                           0.68%                        0.61%
Non-performing loans as a percentage of
   total loans                                                            0.69%                        0.64%
Allowance for loan losses as a percentage of
   total loans                                                            0.21%                        0.20%
Allowance for loan losses as a percentage of
   non-performing loans                                                  30.44%                       31.51%
Net charge offs (recoveries) as a percentage of
   average total loans                                                   (0.01)%                       0.02%

LIABILITIES

         Deposits increased by $176.3 million from September 30, 1998 to December 31, 1998.

         Securities sold under agreements to repurchase decreased by $119.1 million, or 98.3%, to $2.0 million at December 31, 1998 from $121.1 million at September 30, 1998. This decrease resulted from the agreements maturing while the Company's management seeks longer-term sources of funds to more effectively control the Company's cost of funds and to take advantage of the current low interest rate environment.

         FHLB advances remained relatively constant from September 30, 1998 to December 31, 1998.

CAPITAL

         The Company's total stockholders' equity was $198.8 million at December 31, 1998, a decrease of $0.5 million, or 0.2%, from $199.3 million at September 30, 1998. The decrease is due primarily to a $1.0 million decrease in accumulated other comprehensive income, which was offset by increases from current year earnings and the issuance of common stock from the exercise of options. (See Note 3 - "Comprehensive Income" of the Condensed Notes to Consolidated Financial Statements).

         In December 1998, the Board of Directors of the Company authorized the purchase from time to time in open market transactions of up to 1,000,000 shares of the Company's Class A Common Stock at such prices as the Executive Committee deems advantageous. As of the date of filing of this Quarterly Report on Form 10-Q, the Company had not purchased any shares of its Class A Common Stock on the open market.

LIQUIDITY AND CAPITAL RESOURCES

         During the three months ended December 31, 1998, the Company increased its transaction accounts by $114.8 million, or 23.4% and its certificates of deposits by $61.5 million, or 3.8%. Included in the increase in deposits is an increase of $87.2 million, to $173.4 million as of December 31, 1998 from $86.2 million as of September 30, 1998, in certificates of deposits issued to the State of Florida, commonly referred to as public funds, partially offset by a $25.7 million decrease in other certificates of deposits.

         An additional source of funds is FHLB advances, which the Company generally uses as a source of funds with longer maturities than deposits. FHLB advances are limited to 30% of assets in accordance with the FHLB policy. As of December 31, 1998, the Company had 28.0% of FHLB advances to total assets. Other sources of short-term funds are available through other collateral borrowings.

         During November 1998, the Bank established a medium-term note program which permits the issuance, from time to time, of up to a total of $500 million aggregate principal amount of the Bank's Senior Notes, with maturities ranging from 9 months to 10 years from the date of issuance. As a condition of issuance, principal, any redemption premium and interest on all offered Senior Notes are supported by an irrevocable stand-by letter of credit of the FHLB of Atlanta. The Senior Notes provide an additional source of funding, potentially with longer maturities with attractive rates. As of December 31, 1998, no Senior Notes had been issued. On February 2, 1999, the Bank issued and sold $200.0 million of Senior Notes which mature in five years and bear interest at an annual rate of 5.40% payable semiannually.

         The Bank is required under applicable federal regulations to maintain specified levels of liquid investments in cash, United States government securities and other qualifying investments. Regulations currently in effect require the Bank to maintain liquid assets of not less than 4.0% of its net withdrawable accounts plus short-term borrowings. The Bank had liquid assets of 6.08% and 7.18% as of December 31, 1998 and September 30, 1998, respectively, in compliance with this requirement.

         During the quarter ended December 31, 1998, BankUnited's primary use of funds was to purchase or originate loans and to purchase mortgage-backed and investment securities. During that quarter, loans increased $105.6 million, and BankUnited purchased $52.9 million of mortgage-backed and investment securities. Funding for the above came primarily from increases in deposits of $176.3 million, increases in FHLB advances of $50 million and principal repayments on loans and mortgage-backed securities.

         Federal savings banks such as the Bank are also required to maintain capital at levels specified by applicable minimum capital ratios. At December 31, 1998, the Bank was in compliance with all capital requirements and met the definition of a "well capitalized" institution under applicable federal regulations.

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

         The Company's customer transactions are processed through a network of electronic data processing workstations in its branch offices and loan servicing department and are recorded on electronic data processing hardware and software, a substantial portion of which are maintained by two third party service bureaus. The Company has replaced the majority of its hardware or software in its branch offices to ensure compliance with Year 2000 issues, while one of the Company's third party service bureaus is working with the Company to convert its customer transaction hardware and software to a more advanced version which is expected to be completed in February 1999 and which will also be Year 2000 compliant. The third party service bureau which processes the Company's loan servicing transactions is also expected to be Year 2000 compliant. The Company has replaced the majority of its hardware and software used in its operations as necessary for Year 2000 compliance. The Company is also seeking Year 2000 compliance certifications from its major telecommunications, loan servicing and correspondent banking vendors. While a portion of the Company's financial assets and liabilities are with commercial businesses and government sponsored entities, the Company's loans and deposits are primarily with individuals. As a result, the Company does not expect any significant disruptions resulting from customers that may not be Year 2000 compliant.

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

         The Company has estimated the costs associated with becoming Year 2000 compliant to be approximately $666,000, of which approximately $538,000 has been incurred through December 31, 1998.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997.

NET INCOME AFTER PREFERRED STOCK DIVIDENDS

         The Company had net income after preferred stock dividends of $208,000 for the three months ended December 31, 1998, compared to net income after preferred stock dividends of $1.6 million for the three months ended December 31, 1997. Below is a more detailed discussion of each major category of income and expenses.

NET INTEREST INCOME

         Net interest income before provision for loan losses increased by $0.7 million, or 7.4%, to $10.1 million for the three months ended December 31, 1998 from $9.4 million for the three months ended December 31, 1997. This increase was attributable to an increase in average interest-earning assets of $1.3 billion, or 56.5%, to $3.6 billion for the three months ended December 31, 1998 from $2.3 billion for the three months ended December 31, 1997 partially offset by a decrease in the net interest margin to 1.17% for the three months ended December 31, 1998 from 1.66% for the three months ended December 31, 1997. The increase in average interest-earning assets was primarily due to the purchase of $2.7 billion of residential mortgage loans during the 1998 fiscal year. The decrease in the net interest margin was due to a decrease in the yield on interest-earning assets to 6.48% (7.13% prior to premium amortization) for the three months ended December 31, 1998 from 7.13% for the three months ended December 31, 1997, primarily attributable to the lower yields on the loans purchased, partially offset by a 28 basis point decrease in the cost of interest-bearing liabilities to 5.46% for the three months ended December 31, 1998 from 5.74% for the three months ended December 31, 1997.

         The increase in interest income of $16.7 million, or 40.2%, to $58.1 million for the three months ended December 31, 1998 from $41.5 million for the three months ended December 31, 1997, primarily reflects increases in interest and fees on loans of $13.9 million and a $1.9 million increase in interest on mortgage-backed securities. This increase in interest and fees on loans is due to an increase in average loans outstanding of $0.9 billion, or 42.9%, to $3.0 billion for the three months ended December 31, 1998 from $2.1 billion for the three months ended December 31, 1997 which resulted primarily from purchases of residential loans in the secondary mortgage market. The results of operations for the three months ended December 31, 1998 reflect an acceleration in the amortization of premiums on purchased loans and mortgage-backed securities. The amortization of premiums, net of discounts and deferred origination costs, increased from $1.0 million for the three months ended December 31, 1997 to $6.1 million for the three months ended December 31, 1998. The increase in premium amortization was largely the result of increased prepayments on purchased mortgage loans and mortgage-backed securities. Prepayments on purchased mortgage loans and mortgage-backed securities also negatively affect interest income since such loans and securities are generally serviced by other entities who only remit funds received from prepayments on a monthly basis, which results in a loss of interest income from the delay in remittance and use of funds from such prepayments. As a result of prepayments the yield on loans and mortgage-backed securities declined from 7.10% and 7.70%, respectively, for the three months ended December 31, 1997 to 6.68% and 4.79%, respectively, for the three months ended December 31, 1998. This 42 and 291 basis point drop in the yield earned on loans and mortgage-backed securities, respectively, was a significant factor in the decline of the yield on interest earning assets. If the current interest rate environment continues, a significant portion of the premium on purchased mortgage loans and mortgage-backed security could continue to be expensed in a relatively short term period. As of December 31, 1998 the Company had $24.1 million of premiums on purchased loans and on a mortgage-backed security related to the securitization of a pool of the Company's purchased loans. Of these premiums, up to approximately 70% are associated with one-year adjustable rate mortgage loans with an index tied to the U.S. Treasury adjusted to a constant maturity published by the Federal Reserve. The Company continues to closely monitor prepayments to determine any effects on net interest income. See Item 3, "Quantitative and Qualitative Disclosures About Market Risk," for a further discussion about the effects of prepayments on net interest income.

         The increase in interest expense of $16.0 million, or 49.8%, to $48.1 million for the three months ended December 31, 1998 from $32.1 million for the three months ended December 31, 1997 reflects an increase in interest expense on interest bearing deposits of $10.1 million, or 57.4%, from $17.6 million for the three months ended December 31, 1997, to $27.7 million for the three months ended December 31, 1998, an increase in interest expense on FHLB advances of $2.8 million, or 25.0%, from $11.2 million for the three months ended December 31, 1997 to $14.0 million for the three months ended December 31, 1998, an increase in preferred dividends of trust subsidiaries of $2.4 million, or 82.8%, to $5.3 million for the three months ended December 31, 1998 from $2.9 million for the three months ended December 31, 1997, and an increase in interest expense on securities sold under agreements to repurchase of $0.7 million, or 175%, to $1.1 million for the three months ended December 31, 1998 from $0.4 million for the three months ended December 31, 1997. The increase in each of these categories reflects significant increases in the average balance for each category during the period. There was an increase in average interest-bearing deposits of $0.9 billion, or 69.2%, to $2.2 billion for the three months ended December 31, 1998, from $1.3 billion for the three months ended December 31, 1997. The average rate paid on interest-bearing deposits decreased 33 basis points to 5.04% for the three months ended December 31, 1998 from 5.37% for the three months ended December 31, 1997. As a result of management's efforts to control the Company's cost of funds, the rate paid on interest bearing liabilities decreased, particularly in the quarter ended December 31, 1998, by 28 basis points from 5.74% for the three months ended December 31, 1997 to 5.46% for the three months ended December 31, 1998.

PROVISION FOR LOAN LOSSES

         The provision for loan losses for the three months ended December 31, 1998 was $400,000 as compared to $650,000 for the three months ended December 31, 1997. Based on management's analysis and review this allocation was sufficient to support the increase in non-performing assets as of December 31, 1998. (See "Discussion of Financial Condition Changes from September 30, 1998 to December 31, 1998 - Assets"). The provision for loan losses represents management's estimate of the charge to operations after reviewing the nature, volume, delinquency status, and inherent risk in the loan portfolio in relation to the allowance for loan losses.

NON-INTEREST INCOME

         Non-interest income for the three months ended December 31, 1998 was $1.3 million compared with $1.6 million for the three months ended December 31, 1997, a decrease of $300,000, or 18.8%. This decrease reflects a reduction in income related to a substantial reduction in the sales of loans and mortgage-backed securities during the quarter ended December 31, 1998, partially offset by an increase in net service fee income and other non-interest income.

NON-INTEREST EXPENSES

         Operating expenses increased $3.2 million, or 45.7%, to $10.2 million for the three months ended December 31, 1998 compared to $7.0 million for the three months ended December 31, 1997. The increase in expenses is attributable to the growth the Company has experienced, including the expenses of the acquisitions of Consumers Bancorp, Inc. and Central Bank during the second and third quarters of the 1998 fiscal year. Total non-interest expenses, as a percentage of average assets, decreased from 1.17% for the three months ended December 31, 1997 to 1.10% for the three months ended December 31, 1998.

INCOME TAXES

         The income tax provision was $364,000 for the three months ended December 31, 1998, compared to $1.4 million for the three months ended December 31, 1997, a decrease of $1.0 million or 71.4%. This change was due to the Company's lower pre-tax earnings during the three months ended December 31, 1998, compared to the three months ended December 31, 1997, partially offset by the increase in the effective income tax rate due to the effect of non-deductible goodwill.

PREFERRED STOCK DIVIDENDS

         Preferred stock dividends for the three months ended December 31, 1998 were $188,000, a decrease of $144,000 or 43.4%, as compared to $332,000 for the three months ended December 31, 1997. This decrease is the result of the retirement in January 1998 of the Noncumulative Convertible Preferred Stock, Series 1993, partially offset by the issuance of the Series B Preferred Stock in October 1997 and April 1998.

YIELDS EARNED AND RATES PAID

         The following table sets forth certain information relating to the categories of the Company's interest-earning assets and interest-bearing liabilities for the periods indicated. All yield and rate information is calculated on an annualized basis. Yield and rate information for a period is average information for the period calculated by dividing the income or expense item for the period by the average balances during the period of the appropriate balance sheet item. Net interest margin is the product of average interest-earning assets and the annualized yield earned minus the product of average interest-bearing liabilities and the annualized rate paid, divided by average interest-earning assets. Non-accrual loans are included in asset balances for the appropriate period, whereas recognition of interest on such loans is discontinued and any remaining accrued interest receivable is reversed, in conformity with federal regulations. The yields and net interest margins appearing in the following table have been calculated on a pre-tax basis.

                                                               THREE MONTHS ENDED DECEMBER 31,
                                       ----------------------------------------------------------------------------
                                                           1998                                  1997
                                       -------------------------------------- -------------------------------------
                                          AVERAGE                                AVERAGE
                                          BALANCE       INTEREST   YIELD/RATE    BALANCE       INTEREST  YIELD/RATE
                                       ------------    ---------   ---------- ------------    ---------  ----------
                                                                   (Dollars in thousands)
Interest-earning assets:
  Loans (1)                            $  3,040,126    $  50,837      6.68%   $  2,071,826    $  36,893     7.10%
  Mortgage-backed securities
     and collateralized mortgage
     obligations (1)                        340,244        4,073      4.79%        113,910        2,192     7.70%
  Short-term investments (2)                 66,228          848      5.01%         28,383          420     5.79%
  Tax certificates                           36,542          628      6.87%         44,198          831     7.52%
  Long-term investments and
    FHLB stock                               95,203        1,759      7.34%         62,062        1,114     7.14%
                                       ------------    ---------     -----    ------------    ---------    -----
        Total interest-earning assets  $  3,578,343    $  58,145      6.48%   $  2,320,379    $  41,450     7.13%
                                       ------------    ---------     -----    ------------    ---------    -----
Interest-bearing liabilities:
  NOW/money market                     $    240,954    $   1,829      3.01%   $    106,372    $     748     2.79%
  Savings                                   315,861        3,641      4.57%        168,177        1,991     4.70%
  Certificates of deposit                 1,620,860       22,196      5.43%      1,023,980       14,845     5.75%
  Trust preferred securities                218,500        5,288      9.68%        116,000        2,908    10.03%
  FHLB advances and other
    borrowings                            1,082,854       15,102      5.47%        792,391       11,591     5.72%
                                       ------------    ---------     -----    ------------    ---------    -----
        Total interest-bearing
            liabilities                $  3,479,029    $  48,056      5.46%   $  2,206,920    $  32,083     5.74%
                                       ------------    ---------     -----    ------------    ---------    -----
Excess of interest-earning assets
   over interest-bearing liabilities   $     99,314                           $    113,459
                                       ============                           ============
Net interest income                                    $  10,089                              $   9,367
                                                       =========                              =========
Interest rate spread                                                  1.02%                                 1.39%
                                                                     =====                                 =====
Net interest margin                                                   1.17%                                 1.66%
                                                                     =====                                 =====
Ratio of interest-earning assets to
 interest-bearing liabilities                102.85%                                105.14%
                                             ======                                 ======

----------------------
(1) The yields and rates along with the corresponding interest rate spread and net interest margin for the three months ended December 31, 1998 reflect an acceleration in the amortization of premiums paid on purchased loans and mortgage-backed securities.

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

                                                             THREE MONTHS ENDED DECEMBER 31,
                                              ----------------------------------------------------------------
                                                                       1998 VS. 1997
                                              ----------------------------------------------------------------
                                                                INCREASE (DECREASE) DUE TO
                                              ----------------------------------------------------------------
                                               CHANGES           CHANGES          CHANGES             TOTAL
                                                 IN                 IN               IN             INCREASE/
                                               VOLUME              RATE          RATE/VOLUME        (DECREASE)
                                              --------         ---------         -----------        ----------
                                                                  (Dollars in thousands)
Interest income attributable to:
  Loans                                       $ 16,847         $  (2,011)         $   (892)         $ 13,944
  Mortgage-backed securities and
     collateralized mortgage obligations         4,356              (829)           (1,646)            1,881
  Short-term investments (1)                       560               (57)              (75)              428
  Tax certificates                                (144)              (71)               12              (203)
  Long-term investments and
     FHLB stock                                    607                 4                34               645
                                              --------         ---------          --------          --------
       Total interest-earning assets            22,226            (2,964)           (2,567)           16,695
                                              --------         ---------          --------          --------
Interest expense attributable to:
    NOW/money market                               946                60                75             1,081
    Savings                                      1,749               (53)              (46)            1,650
    Certificates of deposit                      8,653              (822)             (480)            7,351
    Trust preferred securities                   2,570              (100)              (90)            2,380
    FHLB advances and other
      borrowings                                 4,240              (550)             (179)            3,511
                                              --------         ---------          --------          --------
       Total interest-bearing liabilities       18,158            (1,465)             (720)           15,973
                                              --------         ---------          --------          --------
Increase (decrease) in net interest income    $  4,068         $  (1,499)         $ (1,847)         $    722
                                              ========         =========          ========          ========

------------
(1) Short-term investments include FHLB overnight deposits, securities purchased under agreements to resell, federal funds sold and certificates of deposit.

RESTRUCTURING

         In the second quarter of fiscal 1999, the Company announced that it was in the process of comprehensively reviewing all of its lines of business with the goals of restructuring and consolidating its organization, in order to lower expenses, increase profit margins, and make better use of its deposit base. The review involves analyzing the profitability of each of the Company's business segments, including, in particular, evaluating the activities and profitability of purchasing adjustable rate mortgages in the secondary market. As a result of the review, which is still in progress, the negative impact of prepayments on the Company's income in recent quarters and expectations of a continuing flat yield curve, the Company is in the process of altering its practice of acquiring loans in the secondary market, and is turning its focus to producing assets by increasing commercial, consumer and residential loan activity and by offering new products and services designed to meet its customers' financial needs. In order to implement this strategy, the Company is restructuring its organization by streamlining management and other personnel and allocating more resources to more profitable business lines. The Company has discontinued purchasing one-year adjustable rate mortgages with an index tied to the U.S. Treasury adjusted to a constant maturity published by the Federal Reserve, and may consolidate or discontinue other business lines. As a result of the restructuring, the Company is re-assessing the staffing of various business lines and has hired, and may continue to hire, new personnel as necessary to implement the strategy adopted pursuant to the restructuring review. The Company expects to complete and announce details of the restructuring during the quarter ending March 31, 1999, and anticipates that there may be a charge to income for that quarter relating to the discontinuance and consolidation of various business lines of the Bank.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The discussion contained in the Company's Annual Report on Form 10-K for the year ended September 30, 1998, under Item 7a, "Quantitative and Qualitative Disclosures about Market Risk," provides detailed quantitative and qualitative disclosures about market risk and should be referenced for information thereon. In addition, the following discussion addresses the sources and effects of developments during the quarter ended December 31, 1998 which related to refinancing risks.

         REFINANCING RISKS. A significant portion of the Company's loans receivable are single-family residential mortgages that generally have an imbedded option that allows the borrower to prepay the loan at any time without penalty. A substantial portion of these loans have been purchased by the Company in the secondary mortgage market at a premium.

         In the current interest rate environment, when long-term interest rates are generally low on a historical basis and the spread between short-term rates and long-term rates is relatively narrow, prepayments of adjustable rate mortgage ("ARM") loans and higher fixed-rate mortgages tend to accelerate. The Company's results of operations for the three months ended December 31, 1998 reflect an acceleration in the amortization of premiums on purchased loans and mortgage-backed securities. The amortization of premiums, net of discounts and deferred origination costs, increased from $1.0 million for the three months ended December 31, 1997 to $6.1 million for the three months ended December 31, 1998. The increase in premium amortization was largely the result of increased prepayments on purchased mortgage loans and mortgage-backed securities. Prepayments on purchased mortgage loans and mortgage-backed securities also negatively affect interest income since such loans and securities are generally serviced by other entities who only remit funds received from prepayments on a monthly basis, which results in a loss of interest income from the delay in remittance and use of funds from such repayments. As a result of prepayments the yield on loans and mortgage-backed securities declined from 7.10% and 7.70%, respectively, for the three months ended December 31, 1997 to 6.68% and 4.79%, respectively, for the three months ended December 31, 1998. This 42 and 291 basis point drop in the yield earned on loans and mortgage-backed securities, respectively, was a significant factor in the decline of the yield on interest earning assets.

         In addition, at December 31, 1998, $481.8 million of the Company's ARMs had teaser rates, which will be subject to interest rate adjustments within the next twelve months. Teaser rate loans may tend to be prepaid near the end of the teaser period in the current interest rate environment, creating higher levels of prepayments on loans overall which the Company may not be able to reinvest quickly enough and at sufficient interest rates to mitigate the effect on it net interest margin.

         Premiums, net of discounts and deferred origination costs, which at December 31, 1998 were $26.9 million, are recognized as a reduction to interest income using the interest method over the contractual life of the loans adjusted for estimated prepayments, based on the Company's historical prepayment experience. As prepayments accelerate, the Company's historical prepayment experience changes, resulting in a shortening of the estimated life of the loan portfolio, and an increase in the rate at which premiums are expensed, resulting in a greater reduction in interest income. Accelerated prepayments could, therefore, have a material adverse effect on the Company's results of operations. Based on a continuation of the current interest rate environment, a significant portion of the premium may be expensed in a relatively short term period.

         The Company has reviewed its practice of purchasing mortgage loans on the secondary market, particularly ARM loans, and will be turning its focus to originating its own loans. This change is expected to mitigate the effect of accelerated prepayments which have continued throughout the first quarter of fiscal 1999. At December 31, 1998 the Company had $24.1 million of premiums, on purchased loans and on a mortgage-backed security related to the securitization of a pool of the Company's purchased loans. Of these premiums, up to approximately 70% are associated with one year ARM loans with an index tied to the U.S. Treasury adjusted to a constant maturity published by the Federal Reserve, and such loans have constituted the majority of the prepayments. The Company continues to monitor prepayments to determine any effects on net interest income. See "Comparison of Operating Results for the Three Months Ended December 31, 1998 and 1997 - Restructuring" for further discussion of the Company's change of strategy.

                           PART II - OTHER INFORMATION

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

         On December 15, 1998 the Board of Directors of the Company approved an amendment to the Company's Articles of Incorporation which (i) increased the number of shares of Class A Common Stock allocated to the Series I Class A Common Stock from 20,000,000 shares to 30,000,000 shares, and (ii) increased the number of shares of Preferred Stock allocated to the Noncumulative Convertible Preferred Stock, Series B from 500,000 shares to 1,000,000 shares. The amendment did not change the number of authorized shares of the Class A Common Stock or Preferred Stock, or alter the rights of the holders of the Class A Common Stock or the Noncumulative Convertible Preferred Stock, Series B.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  At the annual meeting of stockholders of the Company held on January 28, 1999 the stockholders voted on the election of directors to the Company's Board of Directors and the approval of an amendment to the Company's 1996 Incentive Compensation and Stock Award Plan (the "1996 Plan").

                  The stockholders voted to elect the nominees for directors as follows:

                                                VOTES FOR        VOTES WITHHELD
                                                ---------        --------------
                  Mehdi Ghomeshi                2,298,436            20,617
                  Allen M. Bernkrant            2,297,827            21,226
                  Earline G. Ford               2,298,328            20,725
                  Bruce D. Friesner             2,298,445            20,608

                  The stockholders voted to approve an amendment to the 1996 Plan which provided for an increase in the number of shares of the Company's Class A Common Stock and Class B Common Stock (together, the "Common Stock") and Noncumulative Convertible Preferred Stock, Series B (the "Series B Preferred Stock"), issuable under the 1996 Plan, to 2,050,000 shares of Common Stock and 650,000 shares of Series B Preferred Stock. Voting on the amendment was as follows:

                  VOTES FOR          VOTES AGAINST             VOTES ABSTAINING
                  ---------          -------------             ----------------
                  1,354,835            343,924                       9,083

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits.

                            3.1 Articles of Incorporation of the Company, as amended on December 15, 1998.

                           27.1  Financial Data Schedule

                  (b)      Reports on Form 8-K.

                           The Company filed the following current reports on Form 8-K during the quarter for which this report is filed:

                           (i) Current Report on Form 8-K dated November 9, 1998, reporting the Company's announcement of fourth quarter and annual earnings for the quarter and fiscal year ended September 30, 1998.

                           (ii) Current Report on Form 8-K dated December 21, 1998 reporting the resignation of Clifford A. Hope from the position of Executive Vice President and Chief Financial Officer of the Company and BankUnited, FSB.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                BANKUNITED FINANCIAL CORPORATION

                                By: /s/ DIANE DeLELLA
                                    --------------------------------------------
                                    Diane DeLella
                                    Vice President, Chief Financial Officer and
                                    Controller

Date: February 16, 1999

                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
                Form 10-Q for the Quarter Ended December 31, 1998

                                INDEX TO EXHIBITS

                                                                  SEQUENTIALLY
EXHIBIT NO.                                                      NUMBERED PAGE
-----------                                                      -------------
     3.1     Articles of Incorporation of the Company,
             as amended on December 15, 1998..................

    27.1     Financial Data Schedule..........................