Form 10-Q
period 1999-03-31
BANKUNITED FINANCIAL CORP
filed 1999-05-17
CIK 894490

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       or

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

The number of shares outstanding of the registrant's common stock at the close of business on May 13, 1999 was 18,024,548 shares of Class A Common Stock, $.01 par value, and 395,477 shares of Class B Common Stock, $.01 par value.



This Form 10-Q contains 33 pages.
The Index to Exhibits appears on page 32.

                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

              Form 10-Q Report for the Quarter Ended March 31, 1999


                                      INDEX

                                                                        PAGE NO.
                                                                        --------

PART I - FINANCIAL INFORMATION

         Item 1.  FINANCIAL STATEMENTS

                  Consolidated Statements of Financial Condition as of
                  March 31, 1999 (unaudited) and September 30, 1998        3

                  Consolidated Statements of Operations (unaudited)
                  for the Three and Six Months Ended March 31, 1999
                  and March 31, 1998                                       4

                  Consolidated Statements of Stockholders' Equity
                  (unaudited) for the Six Months Ended March 31,
                  1999 and March 31, 1998                                  5

                  Consolidated Statements of Cash Flows (unaudited)
                  for the Six Months Ended March 31, 1999
                  and March 31, 1998                                       6

                  Condensed Notes to Consolidated Financial
                  Statements (unaudited)                                   7


         Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS           10


         Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                    MARKET RISK                                           28


PART II - OTHER INFORMATION


         Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                        29

                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                   MARCH 31, 1999    SEPTEMBER 30,
                                                                                     (Unaudited)          1998
                                                                                   --------------    -------------
                                                                                   (in thousands except share data)
ASSETS
Cash                                                                                 $   27,296        $   26,243
Federal Home Loan Bank overnight deposits                                                20,128            65,268
Securities purchased under agreements to resell                                         370,000                --
Tax certificates (net of reserves of $1,616 at March 31, 1999 and
    $469 at September 30, 1998)                                                          25,956            40,007
Investments held to maturity (market value of approximately
    $5,060 at March 31, 1999 and $14,699 at September 30, 1998)                           5,052            14,542
Investments available for sale, at market                                                21,148            23,661
Mortgage-backed securities, held to maturity (market value
  of approximately $57,681 at March 31, 1999
  and $143,505 at September 30, 1998)                                                    57,546           146,146
Mortgage-backed securities available for sale, at market                                286,948           199,610
Loans receivable, net                                                                 2,425,304         2,869,604
Mortgage loans held for sale (market value of approximately $512,057
  at March 31, 1999 and $179,503 at September 30, 1998)                                 511,074           172,410
Other interest earning assets                                                            51,177            51,313
Office properties and equipment, net                                                     14,980            14,198
Real estate owned                                                                         2,126             1,974
Accrued interest receivable                                                              25,344            32,864
Mortgage servicing rights                                                                 9,202             8,917
Goodwill                                                                                 32,261            32,106
Prepaid expenses and other assets                                                        33,159            39,520
                                                                                     ----------        ----------
       Total assets                                                                  $3,918,701        $3,738,383
                                                                                     ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits                                                                             $2,240,123        $2,124,824
Securities sold under agreements to repurchase                                            3,860           121,148
Advances from Federal Home Loan Bank                                                  1,021,447         1,021,466
Senior notes                                                                            200,000                --
Company obligated mandatorily redeemable trust preferred securities of subsidiary trusts holding solely junior subordinated deferrable interest
  debentures of BankUnited                                                              218,500           218,500
Interest payable (primarily on deposits and advances from Federal Home
  Loan Bank)                                                                              9,712             7,825
Advance payments by borrowers for taxes and insurance                                     8,409            12,645
Accrued expenses and other liabilities                                                   28,394            32,683
                                                                                     ----------        ----------
       Total liabilities                                                              3,730,445         3,539,091
                                                                                     ----------        ----------

COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS' EQUITY:
Preferred stock, Series B and Series 9%, $0.01 par value. Authorized shares -
  10,000,000; issued and outstanding shares -
 952,938 at March 31, 1999 and 926,697 at September 30, 1998                                 10                 9
Class A Common Stock, $.01 par value.  Authorized shares - 30,000,000;
   issued and outstanding shares - 17,992,068 at March 31, 1999 and
   17,816,213 at September 30, 1998                                                         180               178
Class B Common Stock, $.01 par value.  Authorized shares - 3,000,000;
   issued and outstanding shares - 385,477 at March 31, 1999 and 331,743
   at September 30, 1998                                                                      4                 3
 Additional paid-in capital                                                             179,853           178,777
 Retained earnings                                                                        7,530            18,448
 Accumulated other comprehensive income, net of tax                                         679             1,877
                                                                                     ----------        ----------
       Total stockholders' equity                                                       188,256           199,292
                                                                                     ----------        ----------
       Total liabilities and stockholders' equity                                    $3,918,701        $3,738,383
                                                                                     ==========        ==========

SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                          THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                               MARCH 31,                          MARCH 31,
                                                                      ---------------------------        ---------------------------
                                                                                                (Unaudited)
                                                                         1999             1998             1999              1998
                                                                      ---------         ---------        ---------         ---------
                                                                                (in thousands, except earnings per share)
Interest income:
  Interest and fees on loans                                          $  40,286         $  45,734        $  91,123         $  82,627
  Interest on mortgage-backed securities                                  3,081             3,765            7,154             5,957
  Interest on short-term investments                                      2,813             1,551            3,661             1,971
  Interest and dividends on long-term investments
    and other earning assets                                              2,073             2,198            4,460             4,143
                                                                      ---------         ---------        ---------         ---------
      Total interest income                                              48,253            53,248          106,398            94,698
                                                                      ---------         ---------        ---------         ---------

Interest expense:
  Interest on deposits                                                   26,869            22,617           54,535            40,200
  Interest on borrowings                                                 14,540            15,803           29,642            27,395
  Preferred dividends of trust subsidiaries                               5,289             3,468           10,577             6,376
                                                                      ---------         ---------        ---------         ---------
      Total interest expense                                             46,698            41,888           94,754            73,971
                                                                      ---------         ---------        ---------         ---------

   Net interest income before provision for loan losses                   1,555            11,360           11,644            20,727
Provision for loan losses                                                 6,336               400            6,736             1,050
                                                                      ---------         ---------        ---------         ---------

   Net interest income (expense) after provision for loan losses         (4,781)           10,960            4,908            19,677
                                                                      ---------         ---------        ---------         ---------

Non-interest income:
  Service fees, net                                                         998               506            2,076               957
  Net gain (loss) on sale of loans and mortgage-backed securities             1               424               (8)            1,539
  Other                                                                     210                85              434               163
                                                                      ---------         ---------        ---------         ---------
      Total non-interest income                                           1,209             1,015            2,502             2,659
                                                                      ---------         ---------        ---------         ---------

Non-interest expenses:
  Employee compensation and benefits                                      4,397             2,694            7,511             5,174
  Occupancy and equipment                                                 2,599             1,207            4,240             2,094
  Insurance                                                                 417               283              797               538
  Professional fees - legal and accounting                                  774               569            1,356             1,191
  Data processing                                                           446               242              804               459
  Loan servicing expense                                                  1,519             1,427            3,481             2,624
  Other operating expenses                                                3,784             1,748            5,969             3,115
                                                                      ---------         ---------        ---------         ---------
      Total non-interest expenses                                        13,936             8,170           24,158            15,195
                                                                      ---------         ---------        ---------         ---------

       Income (loss) before income taxes and
          preferred stock dividends                                     (17,508)            3,805          (16,748)            7,141
Provision (benefit) for income taxes                                     (6,578)            1,513           (6,214)            2,874
                                                                      ---------         ---------        ---------         ---------

      Net income (loss) before preferred stock dividends                (10,930)            2,292          (10,534)            4,267
Preferred stock dividends of BankUnited                                     196               182              384               514
                                                                      ---------         ---------        ---------         ---------
      Net income (loss) after preferred stock dividends               $ (11,126)        $   2,110        $ (10,918)        $   3,753
                                                                      =========         =========        =========         =========

Earnings (Loss) Per Share:
   Basic                                                              $   (0.61)        $    0.14        $   (0.60)        $    0.27
                                                                      =========         =========        =========         =========
   Diluted                                                            $   (0.61)        $    0.13        $   (0.60)        $    0.26
                                                                      =========         =========        =========         =========

Weighted average number of common shares
   assumed outstanding during the period:
   Basic                                                                 18,255            14,976           18,222            13,963
                                                                      =========         =========        =========         =========
   Diluted                                                               18,255            16,029           18,222            15,470
                                                                      =========         =========        =========         =========


SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                 SIX MONTHS ENDED MARCH 31, 1998 AND 1999
                                              -----------------------------------------------------------------------------------
                                                                                 (Unaudited)
                                                                                                       ACCUMULATED
                                                                                                          OTHER
                                              PREFERRED        COMMON       PAID-IN       RETAINED    COMPREHENSIVE
                                                STOCK          STOCK        CAPITAL       EARNINGS        INCOME          TOTAL
                                              ---------      ---------     ---------      ---------   -------------     ---------
                                                                    (in thousands)
Balance, September 30, 1997                   $      22      $      95     $  86,679      $  11,988      $     861      $  99,645
  Comprehensive income:
    Net income                                       --             --            --          4,267             --          4,267
    Dividends declared on preferred stock            --             --            --           (514)            --           (514)
    Other comprehensive loss, net of tax             --             --            --             --           (212)          (212)
                                                                                                                        ---------
      Total comprehensive income                                                                                            3,541

  Issuance of preferred stock                        --             --           397             --             --            397
  Redemption of preferred stock                     (13)            16          (471)            --             --           (468)
  Stock issued through the
    exercise of options, restricted
    stock grants, directors'
    compensation and employee
    stock grants                                     --              2           943             --             --            945
  Common stock issued in connection
    with the Consumer Bancorp
    acquisition                                      --              5         6,294             --             --          6,299
  Common stock issued through
    public offering                                  --             37        43,906             --             --         43,943
                                              ---------      ---------     ---------      ---------      ---------      ---------
Balance, March 31, 1998                       $       9      $     155     $ 137,748      $  15,741      $     649      $ 154,302
                                              =========      =========     =========      =========      =========      =========


Balance, September 30, 1998                   $       9      $     181     $ 178,777      $  18,448      $   1,877      $ 199,292
  Comprehensive loss:
    Net loss                                         --             --            --        (10,534)            --        (10,534)
    Dividends declared on preferred stock            --             --            --           (384)            --           (384)
    Other comprehensive loss, net of tax             --             --            --             --         (1,198)        (1,198)
                                                                                                                        ---------
       Total comprehensive loss                                                                                           (12,116)

  Stock issued through the
    exercise of options, restricted
    stock grants, directors'
    compensation and employee
    stock grants                                      1              3         1,020             --             --          1,024
  Common stock issued through
    preferred stock dividends                        --             --            56             --             --             56
                                              ---------      ---------     ---------      ---------      ---------      ---------
Balance, March 31, 1999                       $      10      $     184     $ 179,853      $   7,530      $     679      $ 188,256
                                              =========      =========     =========      =========      =========      =========



SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      SIX MONTHS ENDED MARCH 31,
                                                                                    -------------------------------
                                                                                       1999                1998
                                                                                    -----------         -----------
                                                                                    (Unaudited; in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                                  $   (10,534)        $     4,267
    Adjustments to reconcile net income (loss) to net cash
       used in operating activities:
       Provision for loan losses                                                          6,736               1,050
       Provision for losses on tax certificates                                           1,150                (162)
       Depreciation and amortization                                                      1,201                 693
       Amortization  of fees, discounts and premiums                                     21,379               1,691
       Amortization of mortgage servicing rights                                            568                 668
       Amortization of goodwill                                                             767                 446
 Net (gain) loss on sales of loans and mortgage-backed securities                             8              (1,539)
 Net (gain) loss on the sale of real estate owned                                           (71)                 10
 Loans originated for sale                                                             (140,399)            (89,660)
 Proceeds from sale of loans                                                             23,307              49,069
 Decrease (increase) in accrued interest receivable                                       7,520              (8,374)
 Increase in interest payable on deposits and FHLB advances                               1,887               2,806
 Increase (decrease) in accrued taxes                                                    (6,704)              1,736
 Increase (decrease) in other liabilities                                                 2,631              (2,192)
 Decrease (increase) in prepaid expenses and other assets                                 6,879              (5,511)
 Purchase of mortgage servicing rights                                                     (480)                 --
 Other, net                                                                                 907                   8
                                                                                    -----------         -----------
      Net cash  used in operating activities                                            (83,248)            (44,994)
                                                                                    -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net decrease (increase) in loans                                                    196,540          (1,002,815)
    Purchase of investment securities                                                    (1,009)            (13,041)
    Purchase of mortgage-backed securities                                             (116,504)            (40,491)
    Purchase of other earning assets                                                    (24,749)            (34,330)
    Proceeds from repayments of investment securities                                    12,750               2,000
    Proceeds from repayments of mortgage-backed securities                              112,785              42,178
    Proceeds from repayments of other earning assets                                     24,885              20,274
    Proceeds from sale of mortgage-backed securities                                         --              16,646
    Proceeds from the sale of real estate owned                                           1,087                 492
    Purchases of office properties and equipment                                         (2,890)             (3,731)
    Net decrease in tax certificates                                                     14,051              18,070
    Purchase of Consumers, net of acquired cash equivalents                                  --              13,995
                                                                                    -----------         -----------
      Net cash provided by (used in) investing activities                               216,946            (980,753)
                                                                                    -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                                            115,299             542,773
    Net increase (decrease) in Federal Home Loan Bank Advances                              (19)            369,948
    Net increase in other borrowings                                                     82,712                  --
    Capitalized cost for senior notes                                                    (2,069)                 --
    Net proceeds from issuance of common stock                                              856              44,830
    Net proceeds from issuance of trust preferred securities                                 --              98,900
    Preferred Stock , Series 9% tender offer                                                 --                 (43)
    Preferred Stock, Series 1996 redemption                                                  --                 (85)
    Preferred Stock, Series 1993 redemption                                                  --                (314)
    Dividends paid on BankUnited's preferred stock                                         (328)               (514)
    Decrease in advances from borrowers for taxes and insurance                          (4,236)               (600)
                                                                                    -----------         -----------
       Net cash provided by financing activities                                        192,215           1,054,895
                                                                                    -----------         -----------
Increase in cash and cash equivalents                                                   325,913              29,148
Cash and cash equivalents at beginning of period                                         91,511              89,984
                                                                                    -----------         -----------
Cash and cash equivalents at end of period                                          $   417,424         $   119,132
                                                                                    ===========         ===========

Supplemental Disclosures:

Interest paid on deposits and borrowings                                            $    92,867         $    67,321
                                                                                    ===========         ===========
Transfer of loans to real estate owned                                              $     1,545         $     1,390
                                                                                    ===========         ===========
Transfer of loans from held for sale to portfolio                                   $    73,825         $        --
                                                                                    ===========         ===========
Transfer of loans from portfolio to held for sale                                   $   288,319         $        --
                                                                                    ===========         ===========
Income taxes paid                                                                   $        --         $     1,764
                                                                                    ===========         ===========


SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.      BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

        The accompanying unaudited consolidated financial statements include the accounts of BankUnited Financial Corporation ("BankUnited") and its subsidiaries, including BankUnited, FSB (the "Bank"). All significant intercompany transactions and balances have been eliminated.

        The unaudited consolidated financial statements have been prepared in conformity with Rule 10- 01 of Regulation S-X of the Securities and Exchange Commission and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles ("GAAP"). However, all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. Operating results for the three-month and six-month periods ended March 31, 1999 are not necessarily indicative of the results which may be expected for the year ending September 30, 1999. For further information, refer to the Consolidated Financial Statements and Notes thereto included in BankUnited's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

        Certain prior period amounts have been reclassified to conform to the March 31, 1999 consolidated financial statements.

2.       EARNINGS PER SHARE

         The following table reconciles basic and diluted earnings (loss) per share for the three and six months ended March 31, 1999 and 1998.

                                                              FOR THE THREE MONTHS              FOR THE SIX MONTHS
                                                                 ENDED MARCH 31,                  ENDED MARCH 31,
                                                            -------------------------        -------------------------
                                                              1999             1998            1999             1998
                                                            --------         --------        --------         --------
                                                                (in thousands, except per share amounts)
BASIC EARNINGS (LOSS) PER SHARE:
   Numerator:
      Net income (loss) after preferred
          stock dividends ..........................        $(11,126)        $  2,110        $(10,918)        $  3,753
                                                            ========         ========        ========         ========

   Denominator:
      Weighted average common shares
         outstanding ...............................          18,255           14,976          18,222           13,963
                                                            ========         ========        ========         ========
   Basic earnings (loss) per share .................        $  (0.61)        $   0.14        $  (0.60)        $   0.27
                                                            ========         ========        ========         ========

DILUTED EARNINGS (LOSS) PER SHARE:
   Numerator:
      Net income (loss) after preferred
         stock dividends ...........................        $(11,126)        $  2,110        $(10,918)        $  3,753
      Plus:
         Reduction of preferred stock dividends ....              --               25              --              200
                                                            --------         --------        --------         --------
      Diluted net income (loss) available to
         common shareholders .......................        $(11,126)        $  2,135        $(10,918)        $  3,953
                                                            ========         ========        ========         ========

   Denominator:
      Weighted average common shares
         outstanding ...............................          18,255           14,976          18,222           13,963
      Plus:
         Number of common shares from the
            conversion of options and warrants(1) ..              --              747              --              735
         Number of common shares from the conversion
             of dilutive preferred stock(2) ........              --              306              --              772
                                                            --------         --------        --------         --------

      Diluted weighted average common
         shares outstanding ........................          18,255           16,029          18,222           15,470
                                                            ========         ========        ========         ========
   Diluted earnings (loss) per share ...............        $  (0.61)        $   0.13        $  (0.60)        $   0.26
                                                            ========         ========        ========         ========

-------------------------------
(1) For the three and six months ended March 31, 1999, there were 204,000 and 273,000 common stock equivalent shares, respectively, of dilutive options that were not included in the computation of diluted earnings
         (loss) per share because of their antidilutive effect.

(2) For the three months ended March 31, 1999 and 1998 there were 356,000 and 0 common stock equivalent shares, respectively, of convertible preferred stock outstanding that were not included in the computation of diluted earnings (loss) per share because of their antidilutive effect.

         For the six months ended March 31, 1999 and 1998 there were 349,000 and 0 common stock equivalent shares, respectively, of convertible preferred stock outstanding that were not included in the computation of diluted earnings (loss) per share because of their antidilutive effect.

3.       IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

         In October 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." This Statement amends FASB Statement No. 65, "Accounting for Certain Mortgage Banking Activities," to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This Statement is effective for the first fiscal quarter beginning after December 15, 1998. The adoption of this Statement is reflected in the financial statements contained in this Quarterly Report on Form 10-Q, but has not had, and is not expected to have, a material impact on the financial position or results of operations of BankUnited.

4.       CAPITAL

         In December 1998, the Board of Directors of BankUnited authorized the purchase from time to time in open market transactions of up to 1,000,000 shares of BankUnited's Class A Common Stock at such prices as the Executive Committee deems advantageous. As of the date of filing of this Quarterly Report on Form 10-Q, BankUnited had not purchased any shares of its Class A Common Stock on the open market.

         The Office of Thrift Supervision ("OTS") requires that the Bank meet minimum regulatory, core and risk-based capital requirements. Currently, the Bank exceeds all regulatory capital requirements. The Bank's required, actual and excess regulatory capital levels as of March 31, 1999 were as follows:

                              REQUIRED                  ACTUAL                      EXCESS
                        ------------------        ------------------          ------------------
                                     % OF                     % OF                         % OF
                         AMOUNT     ASSETS         AMOUNT     ASSETS           AMOUNT     ASSETS
                        --------    ------        --------    ------          --------    ------
                                                (dollars in thousands)
Core Capital            $152,884     3.0%         $312,712     8.18%          $159,828     5.18%
Risk-Based Capital      $150,511     8.0%         $323,776    17.21%          $173,265     9.21%

5.       COMPREHENSIVE INCOME

         BankUnited adopted SFAS No. 130, "Reporting Comprehensive Income," effective October 1, 1998. BankUnited's comprehensive income includes all items which comprise net income plus other comprehensive income which includes the unrealized holding gains and losses on available for sale securities. For the three and six months ended March 31, 1999 and 1998, BankUnited's other comprehensive loss was as follows:

                                                    FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                                       ENDED MARCH 31,             ENDED MARCH 31,
                                                   --------      --------      --------      --------
                                                     1999          1998          1999          1998
                                                   --------      --------      --------      --------
                                                                    (in thousands)
Other comprehensive loss, net of taxes:
    Unrealized holding gains (losses) arising
         during the period ....................    $  (230)      $   (43)      $(1,198)      $    50
    Less: reclassification adjustment for
         gains included in net income .........         --            --            --          (262)
                                                   -------       -------       -------       -------
Total other comprehensive loss ................    $  (230)      $   (43)      $(1,198)      $  (212)
                                                   =======       =======       =======       =======

6.       CONTINGENCIES AND OFF-BALANCE SHEET ACTIVITIES

         During November 1998, the Bank established a program to issue from time to time up to a total of $500 million aggregate principal amount of its Senior Notes (the "Senior Notes") backed by an irrevocable stand-by letter of credit of the FHLB of Atlanta. These notes may have either a fixed or floating rate of interest, determined at the time of issuance, and will mature no sooner than 9 months and no more than 10 years from the date of issuance. The Bank intends to use the net proceeds from the sale of the Senior Notes for general corporate purposes that will ultimately promote home financing or other housing activity and encourage and assist the Bank's asset/liability management. The notes have been rated "Aaa" by Moody's Investors Service, Inc. and "AAA" by Standard & Poor's Ratings Services. On February 2, 1999, the Bank issued and sold $200.0 million of Senior Notes which mature five years from the date of issuance and bear interest at an annual rate of 5.40%, payable semiannually.

         During April 1998, the Bank entered into two interest rate cap contracts with a major Wall Street firm in notional amounts of $90.0 million and $60.0 million, terminating on October 23, 1999 and April 23, 2000, respectively. The contracts require the counter-party to pay the Bank quarterly interest payments based on the notional amounts and the difference between the "London Inter Bank Offering Rate" (the "LIBOR rate") and 5.90% when the LIBOR rate exceeds 5.90%, in return for a one-time payment by the Bank.

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

         The Bank entered into these contracts for the purpose of hedging a portion of BankUnited's interest rate risk against rising interest rates on certain short-term borrowings. As of March 31, 1999, the 3-month LIBOR rate was 5.01%.

         BankUnited is a party to certain claims and litigation arising in the ordinary course of business. In the opinion of management, the resolution of such claims and litigation will not materially affect BankUnited's consolidated financial position or results of operations.

7.       SUBSEQUENT EVENT

         In April, 1999, the Bank declared a dividend of $12.1 million on its Class A Common Stock, which was paid on April 8, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis and the related financial data present a review of the consolidated operating results and financial condition of BankUnited Financial Corporation ("BankUnited") for the three and six month periods ended March 31, 1999 and 1998. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in BankUnited's Annual Report on Form 10-K for the year ended September 30, 1998.

         This Quarterly Report on Form 10-Q contains forward-looking statements. Additional written or oral forward-looking statements may be made by BankUnited from time to time in filings with the Securities and Exchange Commission or otherwise. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements may include, but not be limited to, projections of income, borrowing costs, prepayment rates, and plans for future operations or acquisitions, as well as assumptions relating to the foregoing. The words "believe," "expect," "anticipate," "estimate," "project," "intend," and similar expressions identify forward-looking statements that are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.

GENERAL

         BankUnited is a Florida-incorporated savings and loan holding company for BankUnited, FSB (the "Bank"). BankUnited's principal business currently consists of the operation of its wholly-owned subsidiary, the Bank. The Bank's primary business is attracting retail deposits from the general public and investing those deposits, together with borrowings, principal repayments and other funds, primarily in one-to-four family residential mortgage loans and to a lesser extent, mortgage-backed securities, commercial real estate loans, multi-family mortgage loans, commercial business loans and consumer loans. The Bank also invests in other permitted investments. The Bank is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities. References to BankUnited include the activities of all of its subsidiaries, including the Bank and its subsidiaries, if the context so requires.

         BankUnited's results of operations are dependent primarily on its net interest income, which is the difference between the interest earned on its assets, primarily its loan and securities portfolios, and its cost of funds, which consists of the interest paid on its deposits and borrowings. BankUnited's results of operations are also affected by its provision for loan losses as well as non-interest income, non-interest expenses and income tax expense. Non-interest expenses consist of employee compensation and benefits, occupancy and equipment, insurance, professional fees, data processing, loan servicing expense and other operating expenses. The earnings of BankUnited are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates and the U.S. Treasury yield curves, government policies and actions of regulatory authorities.

SIGNIFICANT DEVELOPMENTS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1999

RESTRUCTURING

         BankUnited has completed its restructuring, which resulted in a special charge of $15.1 million, as well as a provision for loan losses of $6.3 million, a provision for tax certificate investment losses of $1.1 million and certain other miscellaneous charges of $2.0 million.

         BankUnited's earnings have been severely hampered during the past several quarters due to the high levels of prepayments associated with one-year CMT loans acquired in the secondary market. "One-Year CMT" loans are adjustable-rate mortgages with an index tied to the yield on one-year U.S. Treasury securities adjusted to a constant maturity published by the Federal
Reserve. During the quarter, BankUnited reviewed its various sources of revenues and made a determination to change its overall strategy and become an asset-generating entity. In that regard, BankUnited decided to stop purchasing One-Year CMT loans and reduce its dependence on the purchase of residential mortgages in the secondary market. In addition, it has transferred all of the remaining One-Year CMT loans to held for sale as of March 31, 1999. Included in the $15.1 million charge is a $14.8 million charge consisting of $13.0 million of purchase premiums which was required to write down the carrying value of the purchased One-Year CMT loan portfolio to the lower of cost or market and a $1.8 million charge for accelerated amortization of purchase premiums on a related security. BankUnited has also made the decision to discontinue indirect consumer lending and tax certificate investing because it was clear from management's review that BankUnited could not anticipate future benefits from continuing these lines of business.

         The review also led to a rigorous review of BankUnited's loan portfolio. This examination resulted in a provision for loan losses of $6.3 million. See "Results of Operations-Provision for Loan Losses," and a review of the quality of its assets. BankUnited also made a $1.1 million provision for losses on its tax certificates in connection with its decision to discontinue this line of business and a review of the quality of the assets. The miscellaneous charges of $2.0 million included $1.0 million in costs associated with becoming Year 2000 compliant.

LIQUIDITY AND CAPITAL RESOURCES

         BankUnited's primary source of funds is cash provided by investing activities and includes principal and interest payments on loans, mortgage-backed securities and other securities. During the six months ended March 31, 1999 and 1998, principal repayments on loans and mortgage-backed securities and proceeds from maturities of other securities totaled $930.3 million and $625.0 million, respectively. The increase in principal repayments is primarily the result of the decrease in long-term interest rates which has caused significant acceleration of prepayments on certain mortgage loans and mortgage-backed securities.

         BankUnited's other sources of funds are provided by financing activities and includes borrowings and deposits. Net cash provided by financing activities during the six months ended March 31, 1999 and 1998 totaled $192.2 million and $1.1 billion, respectively. The overall decrease in the sources of funds resulted from the reduction in funds needed to purchase residential loans in the secondary market. The decrease in borrowings was partially offset by the issuance of the Bank's Senior Notes (the "Senior Notes"). During November 1998, the Bank established a medium-term note program which permits the issuance, from time to time, of up to a total of $500 million aggregate principal amount of the Senior Notes, with maturities ranging from 9 months to 10 years from the date of issuance. As a condition of issuance, interest, principal and any redemption premium on all offered Senior Notes are supported by an irrevocable stand-by letter of credit of the FHLB of Atlanta. The Senior Notes provide an additional source of funding, potentially with longer maturities with attractive rates. On February 2, 1999, the Bank issued and sold $200.0 million of Senior Notes which mature five years from the date of issuance and bear interest at an annual rate of 5.40% payable semiannually.

         BankUnited's primary uses of funds in its operating and investing activities has been the origination and purchase of loans and the purchase of mortgage-backed securities and other securities. During the six months ended March 31, 1999, BankUnited's originations of loans totaled $283.1 million, purchases of loans totaled $433.0 million and purchases of mortgage-backed securities and other securities totaled $142.3 million. For the same period in 1998, BankUnited's originations of loans totaled $154.5 million, purchases of loans totaled $1.5 billion and purchases of mortgage-backed securities and other securities totaled $87.9 million. The decrease in purchases of loans during the six months ended March 31, 1999 is the result of

BankUnited's decision to reduce its purchases of residential loans in the secondary market and to turn its emphasis to originating its own loans.

         The Bank is required under applicable federal regulations to maintain specified levels of liquid investments in cash, United States government securities and other qualifying investments. Regulations currently in effect require the Bank to maintain liquid assets of not less than 4.0% of its net withdrawable accounts plus short-term borrowings. The Bank had liquid assets of 11.40% and 7.18% as of March 31, 1999 and September 30, 1998, respectively, in compliance with this requirement.

         Federal savings banks such as the Bank are also required to maintain capital at levels specified by applicable minimum capital ratios. At March 31, 1999, the Bank was in compliance with all capital requirements and met the definition of a "well capitalized" institution under applicable federal regulations.

ANALYSIS OF NET INTEREST INCOME

     Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. The following tables set forth certain information relating to the categories of BankUnited's interest-earning assets and interest-bearing liabilities for the periods indicated, including the effect on yields of the accelerated amortization of purchase premiums on the one-year CMT loan portfolio and a related security recorded in the first quarter of fiscal 1990, due to the high level of prepayments and the $14.8 million charge in the second quarter of fiscal 1999 related to the write-off of purchase premiums on the One-Year CMT loan portfolio and the continuing acceleration of amortization of purchase premiums on a related security. See "Restructuring." All yield and rate information is calculated on an annualized basis. Yield and rate information for a period is average information for the period calculated by dividing the income or expense item for the period by the average balances during the period of the appropriate balance sheet item. Net interest margin is the product of average interest-earning assets and the annualized yield earned minus the product of average interest-bearing liabilities and the annualized rate paid, divided by average interest-earning assets. Non-accrual loans are included in asset balances for the appropriate period, whereas recognition of interest on such loans is discontinued and any remaining accrued interest receivable is reversed, in conformity with federal regulations. The yields and net interest margins appearing in the following tables have been calculated on a pre-tax basis.

YIELDS EARNED AND RATES PAID

                                                                         THREE MONTHS ENDED MARCH 31,
                                          ------------------------------------------------------------------------------------------
                                                               1999                                           1998
                                          --------------------------------------------    ------------------------------------------
                                            AVERAGE                          AVERAGE
                                            BALANCE          INTEREST       YIELD/RATE      BALANCE         INTEREST      YIELD/RATE
                                          -----------      ------------     ----------    -----------     ------------    ----------
                                                                             (dollars in thousands)
Interest-earning assets:
  Loans (1) .........................     $ 2,983,169      $    40,286            5.40%   $ 2,611,424     $    45,734          7.01%
  Mortgage-backed securities
     and collateralized mortgage
     obligations (1) ................         315,977            3,081            3.90        190,552           3,765          7.90
  Short-term investments (2) ........         228,023            2,813            4.94        110,089           1,551          5.64
  Tax certificates ..................          30,726              507            6.60         35,455             608          6.86
  Long-term investments and
    FHLB stock ......................          86,753            1,566            7.30         90,497           1,590          7.10
                                          -----------      -----------       ---------    -----------     -----------     ---------
        Total interest-earning assets     $ 3,644,648      $    48,253            5.30%   $ 3,038,017     $    53,248          7.01%
                                          -----------      -----------       ---------    -----------     -----------     ---------
Interest-bearing liabilities:
  NOW/money market ..................     $   285,347      $     2,067            2.94%   $   139,360     $     1,137          3.31%
  Savings ...........................         371,438            4,052            4.42        183,207           2,130          4.72
  Certificates of deposit ...........       1,619,494           20,750            5.20      1,363,203          19,350          5.76
  Trust preferred securities ........         218,500            5,289            9.68        139,917           3,468         10.05
  FHLB advances and other
    borrowings ......................       1,052,580           14,540            5.53      1,113,811          15,803          5.68
                                          -----------      -----------       ---------    -----------     -----------     ---------
        Total interest-bearing
            liabilities .............     $ 3,547,359      $    46,698            5.31%   $ 2,939,498     $    41,888          5.75%
                                          -----------      -----------       ---------    -----------     -----------     ---------

Excess of interest-earning assets
   over interest-bearing liabilities      $    97,289                                     $    98,519
                                          ===========                                     ===========

Net interest income .................                      $     1,555                                    $    11,360
                                                           ===========                                    ===========
Interest rate spread ................                                            (0.01)%                                       1.26%
                                                                             =========                                    =========
Net interest margin .................                                             0.13 %                                       1.45%
                                                                             =========                                    =========
Ratio of interest-earning assets to
 interest-bearing liabilities .......          102.74%                                         103.35%
                                          ===========                                     ===========

-------------------------------
(1) The yields and rates along with the corresponding interest rate spread and net interest margin for the three months ended March 31, 1999 reflect the write-off of purchase premiums on the one-year CMT loan portfolio and the accelerated amortization of purchase premiums on a related security.

(2) Short-term investments include FHLB overnight deposits, securities purchased under agreements to resell, federal funds sold and certificates of deposit.

YIELDS EARNED AND RATES PAID

                                                                          SIX MONTHS ENDED MARCH 31,
                                           ----------------------------------------------------------------------------------------
                                                               1999                                         1998
                                           -------------------------------------------   ------------------------------------------
                                             AVERAGE                                       AVERAGE
                                             BALANCE         INTEREST       YIELD/RATE     BALANCE         INTEREST      YIELD/RATE
                                           -----------      ----------      ----------   -----------      ----------     ----------
                                                                   (dollars in thousands)
Interest-earning assets:
  Loans (1)                                $3,011,950       $   91,123            6.05%   $2,338,659      $   82,627           7.06%
  Mortgage-backed securities
     and collateralized mortgage
     obligations (1)                          328,240            7,154            4.36       151,810           5,957           7.85
  Short-term investments (2)                  146,236            3,661            4.95        68,787           1,971           5.67
  Tax certificates                             33,666            1,135            6.74        39,874           1,438           7.21
  Long-term investments and
    FHLB stock                                 91,025            3,325            7.32        76,123           2,705           7.12
                                           ----------       ----------       ---------    ----------      ----------      ---------
        Total interest-earning assets      $3,611,117       $  106,398            5.89%   $2,675,253      $   94,698           7.07%
                                           ----------       ----------       ---------    ----------      ----------      ---------
Interest-bearing liabilities:
  NOW/money market                         $  262,906       $    3,896            2.97%   $  122,685      $    1,885           3.08%
  Savings                                     343,344            7,753            4.53       175,609           4,121           4.71
  Certificates of deposit                   1,620,185           42,886            5.31     1,191,728          34,194           5.75
  Trust preferred securities                  218,500           10,577            9.68       127,827           6,376          10.00
  FHLB advances and other
    borrowings                              1,067,883           29,642            5.50       951,334          27,395           5.70
                                           ----------       ----------       ---------    ----------      ----------      ---------
        Total interest-bearing
            liabilities                    $3,512,818       $   94,754            5.39%   $2,569,183      $   73,971           5.74%
                                           ----------       ----------       ---------    ----------      ----------      ---------

Excess of interest-earning assets
   over interest-bearing liabilities       $   98,299                                     $  106,070
                                           ==========                                     ==========

Net interest income                                         $   11,644                                    $   20,727
                                                            ==========                                    ==========

Interest rate spread                                                              0.50%                                        1.33%
                                                                             =========                                    =========
Net interest margin                                                               0.65%                                        1.55%
                                                                             =========                                    =========
Ratio of interest-earning assets to
 interest-bearing liabilities                  102.80%                                        104.13%
                                           ==========                                     ==========

-------------------------------
(1) The yields and rates along with the corresponding interest rate spread and net interest margin for the six months ended March 31, 1999 reflect the accelerated amortization of purchase premiums on the one-year CMT loan portfolio and a related security in the first quarter of fiscal 1999 and the $14.8 million charge in the second quarter of fiscal 1999 related to the write-off of purchase premiums on the one-year CMT loan portfolio and the continuing acceleration of amortization of purchase premiums on a related security.

(2) Short-term investments include FHLB overnight deposits, securities purchased under agreements to resell, federal funds sold and certificates of deposit.

RATE/VOLUME ANALYSIS


         The following tables presents, for the periods indicated, the changes in interest income and the changes in interest expense attributable to the changes in interest rates and the changes in the volume of interest-earning assets and interest-bearing liabilities. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) changes in volume (change in volume multiplied by prior year rate); (ii) changes in rate (change in rate multiplied by prior year volume); (iii) changes in rate/volume (change in rate multiplied by change in volume); and (iv) total changes in rate and volume.

                                                              THREE MONTHS ENDED MARCH 31,
                                                -----------------------------------------------------
                                                                    1999 VS. 1998
                                                -----------------------------------------------------
                                                              INCREASE (DECREASE) DUE TO
                                                -----------------------------------------------------
                                                 CHANGES       CHANGES         CHANGES        TOTAL
                                                   IN             IN             IN         INCREASE/
                                                 VOLUME          RATE        RATE/VOLUME    (DECREASE)
                                                --------       --------      -----------     --------
                                                                   (in thousands)
Interest income attributable to:
  Loans                                         $  6,530       $(10,547)      $ (1,431)      $ (5,448)
  Mortgage-backed securities and
     collateralized mortgage obligations           2,478         (1,907)        (1,255)          (684)
  Short-term investments (1)                       1,661           (192)          (207)         1,262
  Tax certificates                                   (81)           (22)             2           (101)
  Long-term investments and
     FHLB stock                                      (59)            31              4            (24)
                                                --------       --------       --------       --------
       Total interest-earning assets              10,529        (12,637)        (2,887)        (4,995)
                                                --------       --------       --------       --------

Interest expense attributable to:
    NOW/money market                               1,191           (127)          (134)           930
    Savings                                        2,189           (132)          (135)         1,922
    Certificates of deposit                        3,638         (1,883)          (355)         1,400
    Trust preferred securities                     1,948            (81)           (46)         1,821
    FHLB advances and other
      borrowings                                    (848)          (696)           281         (1,263)
                                                --------       --------       --------       --------
       Total interest-bearing liabilities          8,118         (2,919)          (389)         4,810
                                                --------       --------       --------       --------
Increase (decrease) in net interest income      $  2,411       $ (9,718)      $ (2,498)      $ (9,805)
                                                ========       ========       ========       ========
                                                                                             --------

------------------

(1) Short-term investments include FHLB overnight deposits, securities purchased under agreements to resell, federal funds sold and certificates of deposit.

RATE/VOLUME ANALYSIS

                                                               SIX MONTHS ENDED MARCH 31,
                                                -----------------------------------------------------
                                                                    1999 VS. 1998
                                                -----------------------------------------------------
                                                              INCREASE (DECREASE) DUE TO
                                                -----------------------------------------------------
                                                 CHANGES       CHANGES         CHANGES        TOTAL
                                                   IN             IN             IN         INCREASE/
                                                 VOLUME          RATE        RATE/VOLUME    (DECREASE)
                                                --------       --------      -----------     --------
                                                                  (in thousands)
Interest income attributable to:
  Loans                                         $ 23,471       $(11,639)      $ (3,336)      $  8,496
  Mortgage-backed securities and
     collateralized mortgage obligations           6,923         (2,648)        (3,078)         1,197
  Short-term investments (1)                       2,219           (249)          (280)         1,690
  Tax certificates                                  (224)           (94)            15           (303)
  Long-term investments and
     FHLB stock                                      546             31             43            620
                                                --------       --------       --------       --------
       Total interest-earning assets              32,935        (14,599)        (6,636)        11,700
                                                --------       --------       --------       --------

Interest expense attributable to:
    NOW/money market                               2,154            (67)           (76)         2,011
    Savings                                        3,936           (156)          (148)         3,632
    Certificates of deposit                       12,294         (2,650)          (952)         8,692
    Trust preferred securities                     4,523           (188)          (134)         4,201
    FHLB advances and other
      borrowings                                   3,362         (1,243)           128          2,247
                                                --------       --------       --------       --------
       Total interest-bearing liabilities         26,269         (4,304)        (1,182)        20,783
                                                --------       --------       --------       --------
Increase (decrease) in net interest income      $  6,666       $(10,295)      $ (5,454)      $ (9,083)
                                                ========       ========       ========       ========

------------------

(1) Short-term investments include FHLB overnight deposits, securities purchased under agreements to resell, federal funds sold and certificates of deposit.

ASSET QUALITY


         Non-performing assets as of March 31, 1999 were $31.7 million, which represents an increase of $9.1 million or 40.3% from $22.6 million as of September 30, 1998. The increase in non-performing assets primarily resulted from increases in non-accrual loans and non-accrual tax certificates of $8.7 million and $0.5 million, respectively. Non-accrual loans increased primarily due to a $3.3 million increase in one-to-four family residential loan delinquencies and a $5.1 million increase in commercial mortgage loan delinquencies. Included in the increase of $5.1 million in commercial mortgage loans is one loan in the amount of $2.5 million. The increase in non-accrual tax certificates resulted from a change in BankUnited's policy regarding classification of tax certificates relating to bankruptcy proceedings initiated by the debtor. The policy was changed in the first quarter of fiscal 1999 to require classification of the tax certificates as non-accrual upon filing of bankruptcy by the debtor instead of upon finalization of the bankruptcy plan by the courts. Non-performing assets as a percentage of total assets increased from 0.61% as of September 30, 1998 to 0.81% as of March 31, 1999 due to the increase in non-performing assets for the reasons discussed above.

The following table sets forth information concerning the BankUnited's non-performing assets at March 31, 1999 and September 30, 1998.

                                                    MARCH 31,      SEPTEMBER 30,
                                                       1999            1998
                                                    ---------      -------------
                                                      (dollars in thousands)
Non-accrual loans                                    $24,688         $15,999
Restructured loans                                     1,129           1,137
Loans past due 90 days and still accruing (1)          1,986           2,313
                                                     -------         -------
         Total non-performing loans                   27,803          19,449
Non-accrual tax certificates                           1,749           1,225
Real estate owned                                      2,126           1,974
                                                     -------         -------
         Total non-performing assets                 $31,678         $22,648
                                                     =======         =======

Allowance for losses on tax certificates             $ 1,616         $   469
Allowance for loan losses                             12,342           6,128
                                                     -------         -------
         Total allowance                             $13,958         $ 6,597
                                                     =======         =======

Non-performing assets as a percentage of
   total assets                                         0.81%           0.61%
Non-performing loans as a percentage of
   total loans                                          0.94%           0.64%
Allowance for loan losses as a percentage of
   total loans                                          0.42%           0.20%
Allowance for loan losses as a percentage of
   non-performing loans                                44.39%          31.51%
Net charge offs as a percentage of average
   total loans                                          0.03%           0.02%

(1) Consists primarily of loans guaranteed by the Federal Housing Authority ("FHA").

         BankUnited's allowance for loan losses is established and maintained based upon management's evaluation of the risks inherent in BankUnited's loan portfolio including the economic trends and other conditions in specific geographic areas as they relate to the nature of BankUnited's portfolio. In connection with management's rigorous review of its loans at the time it evaluated its interest-earning assets, BankUnited increased its allowance for loan losses by $6.2 million from $6.1 million as of September 30, 1998 to $12.3 million as of March 31, 1999. See "Results of Operations-Provision for Loan Losses."

         The following table sets forth the change in BankUnited's allowance for loan losses for the three and six months ended March 31, 1999 and 1998.

                                                FOR THE THREE MONTHS                FOR THE SIX MONTHS
                                                   ENDED MARCH 31,                    ENDED MARCH 31,
                                              -------------------------         -------------------------
                                                1999             1998             1999             1998
                                              --------         --------         --------         --------
                                                                    (in thousands)
Balance at beginning of period ...........    $  6,594         $  4,304         $  6,128         $  3,693
  Provision ..............................       6,336              400            6,736            1,050
  Allowance from Consumers acquisition....          --              362               --              362
  Loans charged off ......................        (596)            (226)            (698)            (269)
  Recoveries .............................           8                4              176                8
                                              --------         --------         --------         --------
Balance at end of period .................    $ 12,342         $  4,844         $ 12,342         $  4,844
                                              ========         ========         ========         ========


         The following table sets forth BankUnited's allocation of the allowance for loan losses by category as of March 31, 1999.

                                                                 AS OF MARCH 31,
                                                                 ---------------
                                                                         1999
                                                                 ---------------
                                                                  (in thousands)
              One-to-four family..................                   $     4,869
              Multi-family........................                           347
              Commercial real estate..............                         4,411
              Construction........................                            87
              Land................................                           842
              Commercial business and consumer....                         1,786
                                                                  --------------
                Total allowance...................                   $    12,342
                                                                  ==============

         The following table sets forth the composition of BankUnited's loan portfolio, including loans held for sale, at March 31, 1999 and September 30, 1998.

                                                               MARCH 31, 1999             SEPTEMBER 30, 1998
                                                        --------------------------     -------------------------
                                                                         PERCENT                        PERCENT
                                                                           OF                             OF
                                                           AMOUNT         TOTAL           AMOUNT         TOTAL
                                                        -------------  -----------     ------------  -----------
                                                                         (dollars in thousands)
Mortgage loans:
   One-to-four family................................   $   2,685,412         91.5%    $  2,788,838         92.4%
   Multi-family......................................          28,605          1.0           24,392          0.8
   Commercial real estate............................         150,782          5.1          145,819          4.8
   Construction......................................           8,724          0.3            7,827          0.3
   Land..............................................           7,767          0.3            5,410          0.2
                                                        -------------  -----------     ------------  -----------
     Total mortgage loans............................       2,881,290         98.2        2,972,286         98.5
                                                        -------------  -----------     ------------  -----------

Other loans:
   Commercial........................................          19,300          0.7           15,550          0.5
   Consumer..........................................          33,534          1.1           30,401          1.0
                                                        -------------  -----------     ------------  -----------
     Total other loans...............................          52,834          1.8           45,951          1.5
                                                        -------------  -----------     ------------  -----------
       Total loans...................................       2,934,124        100.0%       3,018,237        100.0%
                                                                       ===========                   ===========

   Unearned discounts, premiums and

     deferred loan fees, net.........................          14,596                        29,905
   Allowance for loan losses.........................         (12,342)                       (6,128)
                                                        -------------                  ------------
Total loans receivable, net..........................   $   2,936,378                  $  3,042,014
                                                        =============                  ============


YEAR 2000

         BankUnited utilizes extensive electronic data processing hardware and software in its banking operations, among other things, to process and record customer transactions, determine and collect revenue to be earned and expenses to be paid in connection with customer transactions, maintain and report customer transaction information, record and manage BankUnited's short-term and long-term investments, and assist with accounting and financial management and risk management. BankUnited also relies on certain vendors to provide critical services to BankUnited's banking operations, including telecommunications, loan servicing and correspondent banking. Failure of the electronic data processing hardware or software of BankUnited, its third party service bureaus, or certain vendors to properly recognize the Year 2000 could result in a significant disruption of BankUnited's banking operations. Based on the measures taken by BankUnited so far, a significant disruption of its banking operations due to such a failure is not currently expected.

         BankUnited's customer transactions are processed through a network of electronic data processing workstations in its branch offices and loan servicing department and are recorded on electronic data processing hardware and software, a substantial portion of which are maintained by two third-party service bureaus. BankUnited has been assured that the two third-party service bureaus which handle its data processing are Year 2000 compliant. BankUnited has replaced the majority of its hardware and software used in its operations as necessary for Year 2000 compliance. BankUnited is also seeking Year 2000 compliance certifications from its major telecommunications, loan servicing and correspondent banking vendors. While a portion of BankUnited's financial assets and liabilities are with commercial businesses and government-sponsored entities, BankUnited's loans and deposits are primarily with individuals. As a result, BankUnited does not expect any significant disruptions resulting from customers that may not be Year 2000 compliant.

         While BankUnited does not anticipate any difficulties becoming Year 2000 compliant with its telecommunications, loan servicing and correspondent banking vendors, BankUnited continues to monitor the feasibility of using substitute vendors in the event of such difficulties.

         BankUnited has designated a Year 2000 task force under the direction of one of its senior officers, which is identifying and coordinating BankUnited's efforts to become Year 2000 compliant. Such effort is expected to be completed by September 30, 1999. Additionally, BankUnited is subject to regulation and supervision by the OTS which regularly conducts reviews of the safety and soundness of BankUnited's operations, including BankUnited's progress in becoming Year 2000 compliant. Failure by BankUnited to adequately prepare for Year 2000 issues could negatively impact BankUnited's banking operations resulting in restrictions on its banking operations by the OTS. No such restrictions exist at this time, nor does BankUnited expect any such restrictions resulting from failure to address Year 2000 issues.

         BankUnited has estimated the costs associated with becoming Year 2000 compliant to be approximately $1.6 million, exclusive of internal costs, of which approximately $1.4 million has been incurred through March 31, 1999. The costs consist of approximately $0.5 million for the replacement of hardware and software, $0.9 million for the write-off of non-compliant hardware and software and $0.2 million of other incremental costs. BankUnited does not separately track the internal costs incurred for the Year 2000 project and such costs are principally the related payroll costs for its information systems department.

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM SEPTEMBER 30, 1998 TO MARCH 31, 1999 AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1999 AND 1998.

FINANCIAL CONDITION

ASSETS

         Total assets remained relatively constant from September 30, 1998 to March 31, 1999, which is consistent with BankUnited's expectations that assets will not grow significantly during the 1999 fiscal year.

         BankUnited's short-term investments, primarily consisting of Federal Home Loan Bank ("FHLB") overnight deposits and securities purchased under agreements to resell, increased by $324.8 million, or 497.4% to $390.1 million at March 31, 1999, from $65.3 million at September 30, 1998 due to the purchase of securities under agreements to resell. These securities were purchased to invest the unapplied proceeds of BankUnited's borrowings (primarily FHLB advances and Senior Notes) to maximize earnings while maintaining liquidity until such time as loans and/or securities of a price and quality in line with BankUnited's investment strategy become available.

         BankUnited's investment in tax certificates decreased by $14.0 million, or 35.0%, to $26.0 million at March 31, 1999 from $40.0 million at September 30, 1998, as a result of certificate redemptions and repayments.

         The levels of BankUnited's mortgage-backed securities held-to-maturity, mortgage-backed securities available-for-sale and net loans receivable were significantly affected during the period from September 30, 1998 to March 31, 1999 by increased repayments of purchased loans and mortgage-backed securities.

         Mortgage-backed securities held-to-maturity decreased by $88.6 million, or 60.6% to $57.5 million at March 31, 1999 from $146.1 million at September 30, 1998 due to repayments and amortization of premiums.

         Mortgage-backed securities available-for-sale increased by $87.3 million or 43.7% to $286.9 million at March 31, 1999, from $199.6 million at September 30, 1998, due primarily to purchases of $116.5 million, offset by repayments and amortization of $27.5 million, and also due to a reduction of $1.7 million in the market value of the underlying securities.

         BankUnited's net loans receivable (including loans held for sale) remained relatively constant from September 30, 1998 to March 31, 1999. Mortgage loan purchases of $433.0 million and loan originations of $283.1 million were offset by repayments of $798.4 million (net of accretion of discount and amortization of premium) and loan sales of $23.3 million. For further discussion of repayments of loans and mortgage-backed securities, see " Results of Operations-Net Interest Income," and Item 3, "Quantitative and Qualitative Disclosures About Market Risk."

         Mortgage loans held for sale increased by $338.7 million, or 196.5%, to $511.1 million at March 31, 1999 from $172.4 million at September 30, 1998, principally due to the transfer of $288.3 million of loans from loans receivable, net in the second quarter of fiscal 1999 and residential loan originations of $140.4 million (which were not subsequently transferred to loans receivable, net). This increase was partially offset by sales of $23.3 million and the transfer to loans receivable, net in the first quarter of fiscal 1999, of $73.8 million of loans originated in the prior fiscal year. The transfer of loans from loans receivable, net in the second quarter resulted from BankUnited's decision to classify its One-Year CMT purchased mortgage loan portfolio as held for sale. The transfer of loans to loans receivable, net in the first quarter resulted from the discontinuation of BankUnited's policy of selling substantially all of its internally generated residential loans. In the second quarter of fiscal 1999, BankUnited began to classify the majority of its originated residential loans as loans receivable, net.

         Other interest earning assets remained relatively constant from September 30, 1998 to March 31, 1999. This category primarily represents stock in the FHLB which BankUnited is required to purchase as FHLB advances increase.

         Accrued interest receivable decreased by $7.6 million to $25.3 million at March 31, 1999 from $32.9 million at September 30, 1998. Prepaid expenses and other assets decreased by $6.3 million or 15.9% to $33.2 million at March 31, 1999, from $39.5 million at September 30, 1998.

LIABILITIES

         Deposits increased by $115.3 million from September 30, 1998 to March 31, 1999 due to an increase in savings and checking accounts of $112.3 million and $63.6 million. This increase was partially offset by a $60.6 million decrease in certificates of deposit resulting from the elimination of all brokered certificates of deposit. This change in the deposit mix resulted in a favorable reduction in BankUnited's cost of funds.

         Securities sold under agreements to repurchase decreased by $117.2 million, or 96.8%, to $3.9 million at March 31, 1999 from $121.1 million at September 30, 1998. This decrease resulted from the maturity of the agreements and the decision of BankUnited's management not to replace the agreements but to seek longer-term sources of funds to more effectively control BankUnited's cost of funds and to take advantage of the current low interest rate environment.

         FHLB advances remained relatively constant from September 30, 1998 to March 31, 1999.

         Senior Notes increased $200.0 million as a result of the issuance and sale of the Bank's Senior Notes during the second quarter of fiscal 1999. See
Note 6 - "Contingencies and Off-Balance Sheet Activities" of the Condensed Notes to Consolidated Financial Statements.

CAPITAL

         BankUnited's total stockholders' equity was $188.3 million at March 31, 1999, a decrease of $11.0 million, or 5.5%, from $199.3 million at September 30, 1998. The decrease is due primarily to a $1.2 million decrease in accumulated other comprehensive income, and a current year net loss, offset, in part, by the issuance of common stock from stock awards and the exercise of options. See Note 3 - "Comprehensive Income" of the Condensed Notes to Consolidated Financial Statements.

         In December 1998, the Board of Directors of BankUnited authorized the purchase from time to time in open market transactions of up to 1,000,000 shares of BankUnited's Class A Common Stock at such prices as the Executive Committee deems advantageous. As of the date of filing of this Quarterly Report on Form 10-Q, BankUnited had not purchased any shares of its Class A Common Stock on the open market.

RESULTS OF OPERATIONS

GENERAL

         Net income after preferred stock dividends decreased to a loss of $11.1 million for the three months ended March 31, 1999, compared to net income after preferred stock dividends of $2.1 million for the three months ended March 31, 1998. For the six months ended March 31, 1999, net income after preferred stock dividends decreased to a loss of $10.9 million from net income after preferred stock dividends of $3.8 million for the six months ended March 31, 1998. Below is a more detailed discussion of each major category of income and expenses. The primary reasons for the decline in net income after preferred stock dividends for the three and six month periods ended March 31, 1999 (i) the accelerated amortization of purchase premiums on the one-year CMT loan portfolio and the related security recorded in the first quarter of fiscal 1999 as a result of high levels of prepayments; (ii) the write-off of purchase premiums on the One-Year CMT loan portfolio, and the continuing acceleration of amortization of purchase premiums on a related security in the second quarter of fiscal 1999;
(iii) the provision for loan losses resulting from the re-evaluation of the loan portfolio; (iv) the provision for tax certificate losses resulting from the increase in nonperforming tax certificates and the decision to discontinue investing in this asset; and (v) other miscellaneous charges including costs associated with becoming year 2000 compliant. See "Significant Developments for the Three and Six Months Ended March 31, 1999- Restructuring" and "-Asset Quality."

NET INTEREST INCOME

         Net interest income before provision for loan losses decreased by $9.8 million, or 86.0%, to $1.6 million for the three months ended March 31, 1999 from $11.4 million for the same prior year period. For the six months ended March 31, 1999, net interest income was $11.6 million compared to $20.7 million for the same period in 1998, a decrease of $9.1 million, or 44.0%.

         The decreases in net interest income were primarily the result of the accelerated amortization of purchase premiums recorded in the first quarter of fiscal 1999 and the $14.8 million charge in the second quarter of fiscal 1999 related to the One-Year CMT loan portfolio and a related security. See "Significant Developments for the Three and Six Months Ended March 31, 1999-Restructuring." This charge had the effect of reducing the net interest margin to 0.13% and 0.65% for the three and six months ended March 31, 1999, compared to 1.45% and 1.55% for the same prior year periods.

         For the three months ended March 31, 1999, the decrease in the net interest margin was due to a decrease in the yield on interest-earning assets to 5.30% (6.92% prior $14.8 million charge in the second quarter of fiscal 1999) from 7.01% for the same period in 1998, primarily attributable to the lower yields on the loans purchased, partially offset by a 44 basis point decrease in the cost of interest-bearing liabilities to 5.31% from 5.75% for the same period in 1998. For the six months ended March 31, 1999, the decrease in the net interest margin was due to a decrease in the yield on interest-earning assets to 5.89% (7.02% prior to accelerated amortization of purchase premiums in the first quarter of fiscal 1999 and the $14.8 million charge in the second quarter of fiscal 1999, from 7.07% for the same period in 1998, primarily attributable to the lower yields on the loans purchased, partially offset by a 35 basis point decrease in the cost of interest-bearing liabilities to 5.39% from 5.74% for the same period in 1998.

         Interest income for the three months ended March 31, 1999 was $48.3 million, compared to $53.2 million for the same prior year period, a decrease of $4.9 million, or 9.2%. For the six months ended March 31,1999, interest income was $106.4 million compared to $94.7 million for the same prior year period in 1998, an increase of $11.7 million, or 12.4%.

         The results of operations for the three months ended December 31, 1998 reflect the amortization of premiums on purchased loans and mortgage-backed securities. The amortization of premiums, net of discounts and deferred origination costs, increased from $1.0 million for the three months ended December 31, 1997 to $6.1 million for the same period in 1999. The increase in premium amortization was a result of the high level of loan prepayments experienced in the first quarter of fiscal 1999. The results of operations for three months ended March 31, 1999 include the $14.8 million charge and $0.2 million of other amortization for a total reduction to interest income of $15.0 million. The decrease in interest income due to these reductions was offset by an increase in the average balance of loans receivable, which increased by $371.7 million or 14.2% and $673.3 million, or 28.8%, for the three and six month periods ended March 31, 1999, as compared to the same prior year period, which resulted primarily from purchases of residential loans in the secondary mortgage market. See "Significant Developments for the Three and Six Months Ended March 31, 1999-Restructuring" and "Analysis of Net Interest Income."

         As a result of the $14.8 million charge, the yield on loans and the yield on mortgage-backed securities declined from 7.01% and 7.90% for the three months ended March 31, 1998, to 5.40% and 3.90% for the three months ended March 31, 1999. This 161 and 400 basis point drop in the yields earned on loans and mortgage-backed securities was a significant factor in the decline of the yield on interest earning assets. The yield on loans and on mortgage-backed securities declined from 7.06% and 7.85% for the six months ended March 31, 1998, to 6.05% and 4.36% for the six months ended March 31, 1999. As of March 31, 1999, BankUnited had no premiums remaining on the One-Year CMT loans, $8.5 million of premiums remaining on other purchased loans and $0.1 million of premiums remaining on a mortgage-backed security related to the securitization of a pool of BankUnited's purchased loans. See "Quantitative and Qualitative Disclosures About Market Risk."

         Interest expense for the three months ended March 31, 1999 was $46.7 million compared to $41.9 million for the same prior year period, an increase of $4.8 million, or 11.5%. Interest expense for the six months ended March 31, 1999 was $94.8 million compared to $74.0 million for the same prior year period, an increase of $20.8 million, or 28.1%. The increases reflect significant increases in the average balance for interest-bearing deposits and trust preferred securities during the period. There was an increase in average interest-bearing deposits of $0.6 billion and $0.7 billion to $2.3 billion and $2.2 billion for the three and six months ended March 31, 1999, from $1.7 billion and $1.5 billion for the same prior year periods. Average trust preferred securities increased to $218.5 million for both the three and six months ended March 31, 1999, from $139.9 million and $127.8 million for the same prior year periods. Average FHLB advances remained relatively constant at $0.9 billion and $1.0 billion for the three and six months ended March 31, 1999, compared to $1.1 billion and $0.9 billion for the same prior year periods. The increase in interest expense was partially offset by a decline in the average cost of interest-bearing liabilities, due to recent declines in market interest rates. For the three months ended March 31, 1999, the average rate paid on interest-bearing liabilities decreased 44 basis points to 5.31% from 5.75% for the same prior year period. For the six months ended March 31, 1999, the average rate paid on interest-bearing liabilities decreased 35 basis points to 5.39% from 5.74% for the three months ended March 31, 1998. See "Significant Developments for the Three and Six Months Ended March 31, 1999-Analysis of Net Interest Income."

PROVISION FOR LOAN LOSSES

         The provision for loan losses increased to $6.3 million and $6.7 million for the three and six months ended March 31, 1999, compared to $0.4 million and $1.1 million for the same prior year periods. The provision relates to one-to-four family residential mortgage loans ($2.1 million), commercial mortgage loans ($2.7 million) and other loans ($1.5 million). In connection with the review of interest-earning assets, management conducted a rigorous review of the loan portfolio, which included a systematic and detailed evaluation of the estimated loss exposure in BankUnited's loan portfolio in light of the economic trends and other conditions in specific geographic areas as they relate to the nature of BankUnited's portfolio. Management utilized historical loan loss experience (including a detailed state-by-state analysis) and current trends in delinquencies and charge-offs in order to determine the adequacy of the allowance for loan losses; as a result of this review, some of the loss presumptions in determining the adequacy of the allowance for loan losses have been revised. Additionally, the decision was made to discontinue indirect consumer lending. See "Significant Developments for the Three and Six Months Ended March 31, 1999-Asset Quality."


         Also, during the quarter management performed a detailed re-evaluation of the non-performing commercial loans. For these loans, an estimated value of the property or collateral securing the loan is determined through an appraisal, where possible. In instances where BankUnited has not taken possession of the property or does not otherwise have access to the premises and therefore cannot obtain an appraisal, a real estate broker's opinion as to the value of the property is obtained based primarily on a drive-by inspection. If the unpaid balance of the loan is greater than the estimated fair value of the property, reduced by estimated costs to dispose of the property, a reserve is established for the difference between the carrying value and the estimated fair value.

         Other non-performing loans such as non-mortgage commercial loans are evaluated individually as well. For these loans, a determination is made of the value of the collateral, if any, through examination of current financial information. If the unpaid balance of the loan is greater than estimated fair value of the property, reduced by estimated costs to dispose of the property, a reserve is established for the difference between the carrying value and the estimated fair value.

         General valuation allowances are also established on all classes of the performing portfolio and represent loss allowances that have been established to recognize the unspecified losses inherent in the loan portfolio.

         The above-described method of establishing an adequate provision for the allowance for loan losses inherently lacks precision. Because of the many factors that can affect recoverability, the estimated loss on an individual loan or pool of loans may not be the same as the ultimate loss, if any, actually sustained. BankUnited's goal, therefore, is to determine a provision (and an allowance for losses) that in the aggregate is reasonable in the context of BankUnited's loan portfolio and financial condition taken as a whole.

NON-INTEREST INCOME

         Non-interest income increased to $1.2 million and decreased to $2.5 million for the three and six months ended March 31, 1999, compared to $1.0 million and $2.7 million for the same prior year periods. The results reflect an increase in net service fee income and other non-interest income, partially offset by a decrease in income related to a reduction in the sales of loans and mortgage-backed securities.

NON-INTEREST EXPENSES

         Non-interest expenses increased to $13.9 million and $24.2 million for the three and six months ended March 31, 1999, compared to $8.2 million and $15.2 million for the same prior year periods. Included in the increase in non-interest expenses is the additional provision for tax certificate losses of $1.1 million, $1.0 million of expenses related to Year 2000 compliance and $1.0 million of miscellaneous other charges. See "Significant Developments for the Three and Six Months Ended March 31, 1999-Restructuring." The remaining increase in expenses is attributable to the growth BankUnited has experienced, including the additional costs relating to the acquisitions of Consumers Bancorp, Inc. and Central Bank during the second and third quarters, respectively, of the 1998 fiscal year. Total non-interest expenses, as a percentage of average assets, increased from 1.1% and 1.1% for the three and six months ended March 31, 1998, to 1.5% and 1.3% for the same periods in 1999 as a result of the additional charges.

INCOME TAXES

         The income tax provision decreased to a net benefit of $6.6 million and $6.2 million for the three and six months ended March 31, 1999, compared to a net expense of $1.5 million and $2.9 million for the same prior year periods. This decrease was due to BankUnited's lower pre-tax earnings during the three and six months ended March 31, 1999, compared to the same prior year periods, partially offset by the increase in the effective income tax rate due to the effect of non-deductible goodwill.

PREFERRED STOCK DIVIDENDS

         Preferred stock dividends remained relatively constant at $0.2 million for the three months ended March 31, 1999 and 1998. Preferred stock dividends decreased to $0.4 million for the six months ended March 31, 1999, as compared to $0.5 million for the same prior year period. The decrease was the result of the retirement in January 1998 of the Noncumulative Convertible Preferred Stock, Series 1993, partially offset by the issuance of shares of Noncumulative Convertible Preferred Stock, Series B in October 1997 and April 1998.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The discussion contained in BankUnited's Annual Report on Form 10-K for the year ended September 30, 1998, under Item 7a, "Quantitative and Qualitative Disclosures about Market Risk," provides detailed quantitative and qualitative disclosures about market risk and should be referenced for information thereon. In addition, the following discussion addresses the sources and effects of developments during the six months ended March 31, 1999 which related to refinancing risks.

         REFINANCING RISKS. A significant portion of BankUnited's loans receivable are single-family residential mortgages that generally have an imbedded option that allows the borrower to prepay the loan at any time without penalty. A substantial portion of these loans have been purchased by BankUnited in the secondary mortgage market at a premium.

         In the current interest rate environment, when long-term interest rates are generally low on a historical basis and the spread between short-term rates and long-term rates is relatively narrow, prepayments of adjustable rate mortgage ("ARM") loans and higher fixed-rate mortgages tend to accelerate. BankUnited's results of operations for the first quarter of fiscal 1999 reflect the accelerated amortization of premiums on purchased loans and mortgage-backed securities. The amortization of premiums, net of discounts and deferred origination costs, increased from $1.0 million for the three months ended December 31, 1997 to $6.1 million for the three months ended December 31, 1998 as a result of such prepayments. BankUnited continued to experience high levele of prepayments in the second quarter of fiscal 1999, the effect of which are included in the $14.8 million charge to write-off the remaining purchase premiums on the One-Year CMT loan portfolio and to record the continuing accelerated amortization of purchase premiums on a related security. See "Significant Developments chase the Three and Six Months Ended March 31, 1999-Restructuring." As a result of the premium amortization, the yield on loans and mortgage-backed securities declined from 7.06% and 7.85%, respectively, for the six months ended March 31, 1998 to 6.05% and 4.36%, respectively, for the six months ended March 31, 1999. This 101 and 349 basis point drop in the yields earned on loans and mortgage-backed securities was a significant factor in the decline of the yield on interest earning assets.

         In addition, at March 31, 1999, $332.6 million of BankUnited's ARMs had teaser rates, which will be subject to interest rate adjustments within the next twelve months. Teaser rate loans may tend to be prepaid near the end of the teaser period in the current interest rate environment, creating higher levels of prepayments on loans overall which BankUnited may not be able to reinvest quickly enough and at sufficient interest rates to mitigate the effect on its net interest margin.

         Premiums, net of discounts and deferred origination costs, which at March 31, 1999 were $14.7 million, including $8.6 million of premiums on purchased loans and a mortgage-backed security related to the securitization of a pool of BankUnited's purchased loans, are recognized as a reduction to interest income using the interest method over the contractual life of the loans adjusted for estimated prepayments, based on BankUnited's historical prepayment experience. As prepayments accelerate, BankUnited's historical prepayment experience changes, resulting in a shortening of the estimated life of the loan portfolio, and an increase in the rate at which premiums are expensed, resulting in a greater reduction in interest income. Accelerated prepayments could, therefore, have a material adverse effect on BankUnited's results of operations. BankUnited's exposure to increased amortization of premiums from continued prepayments has been significantly reduced due to the write-off of purchase premiums on the One-Year CMT portfolio and on a related security.

         BankUnited has reviewed its practice of purchasing mortgage loans on the secondary market, particularly ARM loans, and has turned its focus to originating its own loans. This change is expected to mitigate the effect of the accelerated amortization of premiums which has continued throughout the first half of fiscal 1999. BankUnited may continue to purchase loans, except One-Year CMT loans, on a limited basis to maintain appropriate levels of liquidity.

                           PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)      Exhibits.

                   10.1 First Amendment to Employment Agreement, as executed on January 4, 1999, between Mehdi Ghomeshi, BankUnited Financial Corporation and BankUnited, FSB.*

                   10.2 1996 Incentive Compensation and Stock Award Plan, as amended on January 28, 1999.**

                   27.1    Financial Data Schedule

                   *       Management Contract
                   **      Compensatory Plan

          (b)      Reports on Form 8-K.

                   The Company filed the following current reports on Form 8-K during the quarter for which this report is filed:

                   (i) Current Report on Form 8-K dated January 28, 1999 with press release announcing first quarter earnings for the Company for the quarter ended December 31, 1998.

                   (ii) Current Report on Form 8-K dated February 3, 1999 with press release regarding the issuance and sale of $200 million aggregate principal amount of the 5.40% Senior Notes of the Company's subsidiary, BankUnited, FSB.

                   (iii) Current Report on Form 8-K dated April 19, 1999 with press release announcing a significant restructuring by the Registrant and a second quarter loss.

                                   SIGNATURES



         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



                                    BANKUNITED FINANCIAL CORPORATION





                                    By:   /s/ Diane Delella
                                       -----------------------------------------
                                          Diane DeLella
                                          Senior Vice President, Chief Financial
                                          Officer and Controller


Date:  May 17, 1999

                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
               Form 10-Q for the Quarter Ended March 31, 1999




                                INDEX TO EXHIBITS


EXHIBIT NO.                             DESCRIPTION
-----------                             -----------

  10.1 First Amendment to Employment Agreement, executed on January 4, 1999, between Mehdi Ghomeshi, BankUnited Financial Corporation and BankUnited, FSB

  10.2 1996 Incentive Compensation and Stock Award Plan, as amended on January 28, 1999

  27.1           Financial Data Schedule