Form 10-Q
period 1999-06-30
BANKUNITED FINANCIAL CORP
filed 1999-08-16
CIK 894490

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       or

| |      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ___

The number of shares outstanding of the registrant's common stock at the close of business on August 13, 1999 was 17,930,105 shares of Class A Common Stock, $.01 par value, and 433,328 shares of Class B Common Stock, $.01 par value.

This Form 10-Q contains 34 pages.
The Index to Exhibits appears on page 33.

                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

              Form 10-Q Report for the Quarter Ended June 30, 1999

                                      INDEX

                                                                                                           PAGE NO.
                                                                                                           --------
PART I - FINANCIAL INFORMATION

         Item 1.       FINANCIAL STATEMENTS

                       Consolidated Statements of Financial Condition as of
                       June 30, 1999 (unaudited) and September 30, 1998                                        3

                       Consolidated Statements of Operations (unaudited)
                       for the Three and Nine Months Ended June 30, 1999
                       and June 30, 1998                                                                       4

                       Consolidated Statements of Stockholders' Equity
                       (unaudited) for the Nine Months Ended June 30,
                       1999 and June 30, 1998                                                                  5

                       Consolidated Statements of Cash Flows (unaudited)
                       for the Nine Months Ended June 30, 1999
                       and June 30, 1998                                                                       6

                       Condensed Notes to Consolidated Financial
                       Statements (unaudited)                                                                  7

         Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                          11

         Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                             29

PART II - OTHER INFORMATION

         Item 6.       EXHIBITS AND REPORTS ON FORM 8-K                                                       31

                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                               JUNE 30, 1999     SEPTEMBER 30,
                                                                                (UNAUDITED)           1998
-------------------------------------------------------------------------------------------------------------------
                                                                               (in thousands, except per share data)
ASSETS
Cash                                                                           $    21,617      $    26,243
Federal Home Loan Bank overnight deposits                                           98,575           65,268
Securities purchased under agreements to resell                                    135,000               --
Tax certificates (net of reserves of $1,166 at June 30, 1999 and
    $469 at September 30, 1998)                                                     18,413           40,007
Investments held to maturity (market value of approximately
    $5,007 at June 30, 1999 and $14,699 at September 30, 1998)                       5,055           14,542
Investments available for sale, at market                                           20,104           23,661
Mortgage-backed securities, held to maturity (market value
  of approximately $34,462 at June 30, 1999
  and $143,505 at September 30, 1998)                                               34,487          146,146
Mortgage-backed securities available for sale, at market                           316,349          199,610
Loans receivable, net                                                            2,683,957        2,869,604
Mortgage loans held for sale (market value of approximately $438,857
  at June 30, 1999 and $179,503 at September 30, 1998)                             436,701          172,410
Other interest earning assets                                                       52,177           51,313
Office properties and equipment, net                                                15,112           14,198
Real estate owned                                                                    3,286            1,974
Accrued interest receivable                                                         25,103           32,864
Mortgage servicing rights                                                            8,721            8,917
Goodwill                                                                            31,898           32,106
Prepaid expenses and other assets                                                   26,170           39,520
                                                                               -----------      -----------
       Total assets                                                            $ 3,932,725      $ 3,738,383
                                                                               ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits                                                                       $ 2,228,745      $ 2,124,824
Securities sold under agreements to repurchase                                         722          121,148
Advances from Federal Home Loan Bank                                             1,041,447        1,021,466
Senior notes                                                                       200,000               --
Company obligated mandatorily redeemable trust preferred securities of subsidiary trusts holding solely junior subordinated deferrable interest
  debentures of BankUnited                                                         218,500          218,500
Interest payable (primarily on deposits and advances from Federal Home
  Loan Bank)                                                                        12,462            7,825
Advance payments by borrowers for taxes and insurance                               12,675           12,645
Accrued expenses and other liabilities                                              29,798           32,683
                                                                               -----------      -----------
       Total liabilities                                                         3,744,349        3,539,091
                                                                               -----------      -----------

COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS' EQUITY:
Preferred stock, Series B and Series 9%, $0.01 par value
  Authorized shares - 10,000,000; issued and outstanding shares -
  952,938 at June 30, 1999 and 926,697 at September 30, 1998                            10                9
Class A Common Stock, $.01 par value.  Authorized shares - 30,000,000;
   issued and outstanding shares - 18,026,878 at June 30, 1999 and
   17,816,213 at September 30, 1998                                                    180              178
Class B Common Stock, $.01 par value.  Authorized shares - 3,000,000;
   issued and outstanding shares - 395,477 at June 30, 1999 and 331,743
   at September 30, 1998                                                                 4                3
 Additional paid-in capital                                                        180,366          178,777
 Retained earnings                                                                  10,670           18,448
 Accumulated other comprehensive (loss) income, net of tax                          (2,854)           1,877
                                                                               -----------      -----------
       Total stockholders' equity                                                  188,376          199,292
                                                                               -----------      -----------
       Total liabilities and stockholders' equity                              $ 3,932,725      $ 3,738,383
                                                                               ===========      ===========

SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                    JUNE 30,                    JUNE 30,
                                                            -----------------------      -----------------------
                                                                                  (UNAUDITED)
                                                                 1999         1998           1999          1998
                                                             ---------    ---------      ---------     ---------
                                                                   (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

Interest income:
  Interest and fees on loans                                 $  51,462    $  43,317      $ 142,585     $125,944
  Interest on mortgage-backed securities                         5,418        6,603         12,572       12,560
  Interest on short-term investments                             3,009        1,725          6,670        3,696
  Interest and dividends on long-term investments
    and other earning assets                                     1,681        2,036          6,141        6,179
                                                             ---------    ---------      ---------     --------
      Total interest income                                     61,570       53,681        167,968      148,379
                                                             ---------    ---------      ---------     --------

Interest expense:
  Interest on deposits                                          25,715       25,716         80,250       65,916
  Interest on borrowings                                        14,676       14,526         44,318       41,921
  Preferred dividends of trust subsidiaries                      5,288        5,288         15,865       11,664
                                                             ---------    ---------      ---------     --------
      Total interest expense                                    45,679       45,530        140,433      119,501
                                                             ---------    ---------      ---------     --------

   Net interest income before provision for loan losses         15,891        8,151         27,535       28,878
Provision for loan losses                                          450          300          7,186        1,350
                                                             ---------    ---------      ---------     --------

   Net interest income after provision for loan losses          15,441        7,851         20,349       27,528
                                                             ---------    ---------      ---------     --------

Non-interest income:
  Service fees, net                                                829          403          2,905        1,360
  Net gain (loss) on sale of loans and mortgage-backed securities    -        1,752             (8)       3,291
  Other                                                            360          348            794          511
                                                             ---------    ---------      ---------     --------
      Total non-interest income                                  1,189        2,503          3,691        5,162
                                                             ---------    ---------      ---------     --------

Non-interest expenses:
  Employee compensation and benefits                             3,983        2,816         11,494        7,990
  Occupancy and equipment                                        1,653        1,196          5,893        3,290
  Insurance                                                        434          284          1,231          822
  Professional fees - legal and accounting                         620          258          1,976        1,449
  Data processing                                                  319          339          1,123          798
  Loan servicing expense                                         1,449        1,319          4,930        3,943
  Other operating expenses                                       2,677        1,842          8,646        4,957
                                                             ---------    ---------      ---------     --------
      Total non-interest expenses                               11,135        8,054         35,293       23,249
                                                             ---------    ---------      ---------     --------

       Income (loss) before income taxes and
          preferred stock dividends                              5,495        2,300        (11,253)       9,441
Provision (benefit) for income taxes                             2,164          949         (4,050)       3,823
                                                             ---------    ---------      ---------     --------

      Net income (loss) before preferred stock dividends         3,331        1,351         (7,203)       5,618
Preferred stock dividends of BankUnited                            192          185            576          699
                                                             ---------    ---------      ---------     --------
      Net income (loss) after preferred stock dividends      $   3,139    $   1,166      $  (7,779)    $  4,919
                                                             =========    =========      =========     ========

Earnings (Loss) Per Share:
   Basic                                                     $    0.17    $    0.07      $   (0.43)    $   0.33
                                                             =========    =========      =========     ========
   Diluted                                                   $    0.17    $    0.07      $   (0.43)    $   0.31
                                                             =========    =========      =========     ========

Weighted average number of common shares
  assumed outstanding during the period:
   Basic                                                        18,413       16,667         18,286       14,959
                                                             =========    =========      =========     ========
   Diluted                                                      19,195       17,395         18,286       16,009
                                                             =========    =========      =========     ========

SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                NINE MONTHS ENDED JUNE 30, 1998 AND 1999
                                               ---------------------------------------------------------------------------------
                                                                            (Unaudited)

                                                                                                         ACCUMULATED
                                                                                                            OTHER
                                               PREFERRED     COMMON        PAID-IN        RETAINED       COMPREHENSIVE
                                                 STOCK        STOCK        CAPITAL        EARNINGS       INCOME (LOSS)     TOTAL
                                               ---------     ------        --------       --------       -------------     -----
                                                                              (in thousands)

Balance, September 30, 1997                    $      22      $      95     $  86,679      $  11,988      $     861      $  99,645
  Comprehensive income:
   Net income                                         --             --            --          5,618             --          5,618
   Dividends declared on preferred stock              --             --            --           (699)            --           (699)
   Other comprehensive income, net of tax             --             --            --             --            561            561
                                                                                                                         ---------
      Total comprehensive income                                                                                             5,480

  Issuance of preferred stock                         --             --           920             --             --            920
  Redemption of preferred stock                      (13)            16          (506)            --             --           (503)
  Stock issued through the
    exercise of options, restricted
    stock grants, directors'
    compensation and employee
    stock grants                                      --              2         2,608             --             --          2,610
  Common stock issued in connection
    with the Consumer Bancorp
    acquisition                                       --              6         7,027             --             --          7,033
  Common stock issued in connection
    with the Central Bank acquisition                 --             14        21,012             --             --         21,026
  Common stock issued through
    public offering                                   --             48        58,664             --             --         58,712
 Common stock issued through
    preferred stock dividends                         --             --            38             --             --             38
                                               ---------      ---------     ---------      ---------      ---------      ---------
Balance, June 30, 1998                         $       9      $     181     $ 176,442      $  16,907      $   1,422      $ 194,961
                                               =========      =========     =========      =========      =========      =========

Balance, September 30, 1998                    $       9      $     181     $ 178,777      $  18,448      $   1,877      $ 199,292
  Comprehensive loss:
   Net loss                                           --             --            --         (7,203)            --         (7,203)
   Dividends declared on preferred stock              --             --            --           (575)            --           (575)
   Other comprehensive loss, net of tax               --             --            --             --         (4,731)        (4,731)
                                                                                                                         ---------
      Total comprehensive loss                                                                                             (12,509)

  Stock issued through the
    exercise of options, restricted
    stock grants, directors'
    compensation and employee
    stock grants                                       1              3         1,502             --             --          1,506
  Common stock issued through
    preferred stock dividends                         --             --            87             --             --             87
                                               ---------      ---------     ---------      ---------      ---------      ---------
Balance, June 30, 1999                         $      10      $     184     $ 180,366      $  10,670      $  (2,854)     $ 188,376
                                               =========      =========     =========      =========      =========      =========

SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               NINE MONTHS ENDED JUNE 30,
                                                                               --------------------------
                                                                               1999                     1998
                                                                            ---------                ----------
                                                                                 (Unaudited; in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                          $  (7,203)               $    5,618
    Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
       Provision for loan losses                                                7,186                     1,350
       Provision for losses on tax certificates                                 1,148                       176
       Depreciation and amortization                                            1,749                     1,132
       Amortization  of fees, discounts and premiums                           22,791                     4,223
       Amortization of mortgage servicing rights                                1,049                     1,069
       Amortization of goodwill                                                 1,161                       677
 Net (gain) loss on sales of loans and mortgage-backed securities                   8                    (3,291)
 Net gain on the sale of real estate owned                                       (123)                      (40)
 Loans originated for sale                                                   (140,399)                 (202,411)
 Proceeds from sale of loans                                                   23,307                   119,308
 Decrease (increase) in accrued interest receivable                             7,761                    (2,782)
 Increase in interest payable on deposits and FHLB advances                     4,637                     4,630
 Increase (decrease) in accrued taxes                                          (4,579)                    3,266
 Increase in other liabilities                                                  3,871                    12,091
 Decrease (increase) in prepaid expenses and other assets                      14,073                    (9,322)
 Purchase of mortgage servicing rights                                           (480)                        -
 Other, net                                                                     1,728                      (453)
                                                                            ---------                ----------
      Net cash  used in operating activities                                  (62,315)                  (64,759)
                                                                            ---------                ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Net decrease (increase) in loans                                            7,751                (1,248,548)
    Purchase of investment securities                                          (2,845)                  (15,063)
    Purchase of mortgage-backed securities                                   (166,205)                 (101,392)
    Purchase of other earning assets                                          (25,749)                  (36,215)
    Proceeds from repayments of investment securities                          15,000                    11,300
    Proceeds from repayments of mortgage-backed securities                    151,012                   163,523
    Proceeds from repayments of other earning assets                           24,885                    24,924
    Proceeds from sale of mortgage-backed securities                                -                    16,641
    Proceeds from the sale of real estate owned                                 2,070                       918
    Purchases of office properties and equipment                               (3,569)                   (5,887)
    Net decrease (increase) in tax certificates                                21,594                      (876)
    Purchase of Consumers, net of acquired cash equivalents                         -                    13,995
    Cash and cash equivalents of Central at date of acquisition                     -                     4,910
                                                                            ---------                ----------
      Net cash provided by (used in) investing activities                      23,944                (1,171,770)
                                                                            ---------                ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                                  103,921                   657,403
    Net increase in Federal Home Loan Bank Advances                            19,981                   371,948
    Net decrease in other borrowings                                         (120,426)                        -
    Proceeds from issuance of senior notes                                    200,000                         -
    Capitalized cost for senior notes                                          (2,124)                        -
    Net proceeds from issuance of preferred stock                                   -                       523
    Net proceeds from issuance of common stock                                  1,159                    58,712
    Net proceeds from issuance of trust preferred securities                        -                    98,900
    Preferred Stock , Series 9% tender offer                                        -                       (43)
    Preferred Stock, Series 1996 redemption                                         -                       (85)
    Preferred Stock, Series 1993 redemption                                         -                      (314)
    Dividends paid on BankUnited's preferred stock                               (489)                     (661)
    Increase (decrease) in advances from borrowers for taxes and insurance         30                      (565)
                                                                            ---------                ----------
       Net cash provided by financing activities                              202,052                 1,185,818
                                                                            ---------                ----------
Increase (decrease) in cash and cash equivalents                              163,681                   (50,711)
Cash and cash equivalents at beginning of period                               91,511                    89,984
                                                                            ---------                ----------
Cash and cash equivalents at end of period                                  $ 255,192                $   39,273
                                                                            =========                ==========
Supplemental Disclosures:
Interest paid on deposits and borrowings                                    $ 135,796                $  104,175
                                                                            =========                ==========
Transfer of loans to real estate owned                                      $   4,339                $    1,555
                                                                            =========                ==========
Transfer of loans from held for sale to portfolio                           $  73,825                $        -
                                                                            =========                ==========
Transfer of loans from portfolio to held for sale                           $ 288,319                $        -
                                                                            =========                ==========
Income taxes paid                                                           $       -                $    1,764
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

        The unaudited consolidated financial statements have been prepared in conformity with Rule 10- 01 of Regulation S-X of the Securities and Exchange Commission and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles ("GAAP"). However, all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. Operating results for the three-month and nine-month periods ended June 30, 1999 are not necessarily indicative of the results which may be expected for the year ending September 30, 1999. For further information, refer to the Consolidated Financial Statements and Notes thereto included in BankUnited's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

        Certain prior period amounts have been reclassified to conform to the June 30, 1999 consolidated financial statements.

2.       EARNINGS PER SHARE

         The following table reconciles basic and diluted earnings (loss) per share for the three and nine months ended June 30, 1999 and 1998.

                                                         FOR THE THREE MONTHS              FOR THE NINE MONTHS
                                                            ENDED JUNE 30,                   ENDED JUNE 30,
                                                     ----------------------------     ----------------------------
                                                           1999            1998             1999           1998
                                                     ------------    ------------     ------------   -------------
                                                                (in thousands, except per share amounts)

BASIC EARNINGS (LOSS) PER SHARE:
   Numerator:
      Net income (loss) after preferred
          stock dividends..........................  $      3,139    $      1,166     $     (7,779)  $       4,919
                                                      ===========     ===========      ===========    ============

   Denominator:
      Weighted average common shares
         outstanding...............................        18,413          16,667           18,286          14,959
                                                      ===========     ===========      ===========    ============
   Basic earnings (loss) per share(3)..............  $       0.17    $       0.07     $      (0.43)  $        0.33
                                                      ===========     ===========      ===========    ============

DILUTED EARNINGS (LOSS) PER SHARE:
   Numerator:
      Net income (loss) after preferred
         stock dividends...........................  $      3,139    $      1,166     $     (7,779)  $       4,919
      Plus:
         Reduction of preferred stock dividends....            35               -                -              79
                                                      -----------     -----------      -----------    ------------
      Diluted net income (loss) available to
         common shareholders.......................  $      3,174    $      1,166     $     (7,779)  $       4,998
                                                      ===========     ===========      ===========    ============

   Denominator:
      Weighted average common shares
         outstanding...............................        18,413          16,667           18,286          14,959
      Plus:
         Number of common shares from the
            conversion of options and warrants(1)..           399             728                -             733
         Number of common shares from the conversion
             of dilutive preferred stock(2)........           383               -                -             317
                                                      -----------     -----------      -----------    ------------

      Diluted weighted average common
         shares outstanding........................        19,195          17,395           18,286          16,009
                                                      ===========     ===========      ===========    ============
   Diluted earnings (loss) per share(3)............  $       0.17    $       0.07     $      (0.43)  $        0.31
                                                      ===========     ===========      ===========    ============

(1) For the nine months ended June 30, 1999, there were 315,038 common stock equivalent shares of dilutive options that were not included in the computation of diluted loss per share because of their antidilutive effect.

(2) For the three months ended June 30, 1998 there were 340,552 common stock equivalent shares of convertible preferred stock outstanding that were not included in the computation of diluted earnings per share because of their antidilutive effect.

         For the nine months ended June 30, 1999 and 1998 there were 360,493 and 310,627 common stock equivalent shares, respectively, of convertible preferred stock outstanding that were not included in the computation of diluted earnings (loss) per share because of their antidilutive effect.

(3) During July and August 1999, BankUnited acquired on the open market 100,000 shares of it's Class A Common Stock. The acquisition of these shares would not have had a material impact on earnings (loss) per share for the three and nine months ended June 30, 1999.

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

         In July 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities
- Deferral of the Effective Date of FASB Statement No. 133." This statement delays the effective date of FASB Statement No. 133," Accounting for Derivative Instruments and Hedging Activities" to all fiscal quarters of all fiscal years beginning after June 15, 2000. Management does not expect the adoption of this Statement for its current derivative instruments to have any material effect on BankUnited's financial position or results of operations.

4.       CAPITAL

         In December 1998, the Board of Directors of BankUnited authorized the purchase from time to time in open market transactions of up to 1,000,000 shares of BankUnited's Class A Common Stock at such prices as the Executive Committee deems advantageous. During July and August 1999, BankUnited purchased 100,000 shares of its Class A Common Stock on the open market.

         In May 1999, BankUnited's Board of Directors authorized the purchase of shares of its 9% Noncumulative Perpetual Preferred Stock (the "9% Preferred Stock") on the open market as deemed appropriate, and, if the market is appropriate, the retirement of the 9% Preferred Stock. As of the date of filing of this Quarterly Report on Form 10-Q, BankUnited had not yet purchased any shares of its 9% Preferred Stock.

         The Office of Thrift Supervision ("OTS") requires that the Bank meet minimum regulatory, core and risk-based capital requirements. Currently, the Bank exceeds all regulatory capital requirements. The Bank's required, actual and excess regulatory capital levels as of June 30, 1999 were as follows:

                                REQUIRED                           ACTUAL                         EXCESS
                              ----------------              -----------------             -----------------------
                                         % OF                            % OF                               % OF
                              AMOUNT    ASSETS              AMOUNT      ASSETS             AMOUNT          ASSETS
                              ------    ------              ------      ------             ------          ------
                                                            (dollars in thousands)

Core Capital                  $115,353      3.0%              $307,222      7.99%         $   191,869        4.99%
Risk-Based Capital            $157,235      8.0%              $318,699     16.21%         $   161,464        8.21%

5.       COMPREHENSIVE INCOME

         BankUnited adopted SFAS No. 130, "Reporting Comprehensive Income," effective October 1, 1998. BankUnited's comprehensive income includes all items which comprise net income plus other comprehensive income which includes the unrealized holding gains and losses on available for sale securities. For the three and nine months ended June 30, 1999 and 1998, BankUnited's other comprehensive income (loss) was as follows:

                                                         FOR THE THREE MONTHS              FOR THE NINE MONTHS
                                                            ENDED JUNE 30,                   ENDED JUNE 30,
                                                     ----------------------------     ----------------------------
                                                           1999            1998             1999           1998
                                                     ------------    ------------     ------------   -------------
                                                                             (in thousands)

Other comprehensive income (loss), net of taxes:
    Unrealized holding gains (losses) arising
         during the period.........................  $     (3,533)   $        773     $     (4,731)  $         823
    Less: reclassification adjustment for
         gains included in net income (loss).......             -               -                -            (262)
                                                      -----------     -----------      -----------    ------------
Total other comprehensive income (loss) ...........  $     (3,533)   $        773     $     (4,731)  $         561
                                                      ===========     ===========      ===========    ============

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

         The Bank entered into these contracts for the purpose of hedging a portion of BankUnited's interest rate risk against rising interest rates on certain short-term borrowings. As of June 30, 1999, the 3-month LIBOR rate was 5.36%.

         BankUnited is a party to certain claims and litigation arising in the ordinary course of business. In the opinion of management, the resolution of such claims and litigation will not materially affect BankUnited's consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis and the related financial data present a review of the consolidated operating results and financial condition of BankUnited Financial Corporation ("BankUnited") for the three and nine month periods ended June 30, 1999 and 1998. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in BankUnited's Annual Report on Form 10-K for the year ended September 30, 1998.

         This Quarterly Report on Form 10-Q contains forward-looking statements. Additional written or oral forward-looking statements may be made by BankUnited from time to time in filings with the Securities and Exchange Commission or otherwise. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements may include, but not be limited to, projections of income, borrowing costs, prepayment rates, and plans for future operations or acquisitions, as well as assumptions relating to the foregoing. The words "believe," "expect," "anticipate," "estimate," "project," "intend," and similar expressions identify forward-looking statements that are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward- looking statements.

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

SIGNIFICANT DEVELOPMENTS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1999

THIRD QUARTER HIGHLIGHTS

         BankUnited reported record earnings for the third quarter of fiscal 1999 consisting entirely of core earnings and not as a result of the sale of assets. The primary reason for the increase in core earnings was a sharp improvement in BankUnited's interest spread for the three months ended June 30, 1999 to 1.62% from 0.75% for the three months ended June 30, 1998. In addition, BankUnited's efficiency ratio improved to 62.58% from 68.08% for the same quarter of 1998. As a result of BankUnited pursuing its strategy of becoming an asset-generating entity, residential loan originations increased to $168.3 million or 69.4% over the same quarter period last year. BankUnited's new focus on commercial lending, consumer lending and small business banking has resulted in record increases in production over the same quarter period last year for loan originations and commitments to lend of 99.1% for commercial lending and 149.7% for consumer lending and $8.4 million in production for the newly created small business banking division. In support of its commitment to its business customers, BankUnited opened two branches this quarter, including one in Downtown Miami.

SECOND QUARTER RESTRUCTURING CHARGES

         BankUnited's restructuring resulted in a special charge of $15.1 million, as well as a provision for loan losses of $6.3 million, a provision for tax certificate investment losses of $1.1 million and certain other miscellaneous charges of $2.0 million.

         BankUnited's earnings had been severely hampered during several quarters prior to the restructuring due to the high levels of prepayments associated with one-year CMT loans ("One-Year CMT") acquired in the secondary market. One-Year CMT loans are adjustable-rate mortgages with an index tied to the yield on one-year U.S. Treasury securities adjusted to a constant maturity published by the Federal Reserve. During the second quarter of fiscal 1999, BankUnited reviewed its various sources of revenues and made a determination to change its overall strategy and become an asset-generating entity. In that regard, BankUnited decided to stop purchasing One-Year CMT loans and reduce its dependence on the purchase of residential mortgages in the secondary market. In addition, it transferred all of the remaining One-Year CMT loans to held for sale as of March 31, 1999. Included in the $15.1 million charge was a $14.8 million charge consisting of $13.0 million of purchase premiums which was required to write down the carrying value of the purchased One-Year CMT loan portfolio to the lower of cost or market and a $1.8 million charge for accelerated amortization of purchase premiums on a related security. BankUnited also made the decision to discontinue indirect consumer lending and tax certificate investing because it was clear from management's review that BankUnited could not anticipate future benefits from continuing these lines of business.

         The review also led to a rigorous review of BankUnited's loan portfolio. This examination resulted in a provision for loan losses of $6.3 million. See "Results of Operations-Provision for Loan Losses." BankUnited also made a $1.1 million provision for losses on its tax certificates in connection with its decision to discontinue this line of business and a review of the quality of the assets. The miscellaneous charges of $2.0 million included $1.0 million in costs associated with becoming Year 2000 compliant.

LIQUIDITY AND CAPITAL RESOURCES

         BankUnited's primary source of funds is cash provided by investing activities and includes principal and interest payments on loans, mortgage-backed securities and other securities. For the nine months ended June 30, 1999 and 1998, principal repayments on loans and mortgage-backed securities and proceeds from maturities of other securities remained constant at $1.2 billion. For the three months ended June 30, 1999 and 1998, principal repayments on loans and mortgage-backed securities and proceeds from maturities of other securities totaled $296.5 million and $587.4 million, respectively. BankUnited began experiencing significant acceleration of prepayments on certain mortgage loans and mortgage backed securities in the quarter ended June 30, 1998 due to the decrease in long-term interest rates which continued through the quarter ended March 31, 1999. During the quarter ended June 30, 1999, long-term interest rates rose slightly causing the volume of mortgage loan refinancing to decrease. This has had the effect of slowing the prepayment rate of BankUnited's loan portfolio.

         BankUnited's other sources of funds are provided by financing activities and includes borrowings and deposits. Net cash provided by financing activities during the nine months ended June 30, 1999 decreased to $202.1 million from $1.2 billion, for the nine months ended June 30, 1998. The overall decrease in the sources of funds resulted from the reduction in funds needed to purchase residential loans in the secondary market. The decrease in securities sold under agreements to repurchase was partially offset by the issuance of the Bank's Senior Notes (the "Senior Notes"). During November 1998, the Bank established a medium-term note program which permits the issuance, from time to time, of up to a total of $500 million aggregate principal amount of the Senior Notes, with maturities ranging from 9 months to 10 years from the date of issuance. As a condition of issuance, interest, principal and any redemption premium on all offered Senior Notes are supported by an irrevocable stand-by letter of credit of the FHLB of Atlanta. The Senior Notes provide an additional source of funding, potentially with longer maturities with attractive rates. On February 2, 1999, the Bank issued and sold $200.0 million of Senior Notes which mature five years from the date of issuance and bear interest at an annual rate of 5.40% payable semiannually.

         BankUnited's primary uses of funds in its operating and investing activities has been the origination and purchase of loans and the purchase of mortgage-backed securities and other securities. During the nine months ended June 30, 1999, BankUnited's originations of loans totaled $479.2 million, purchases of loans totaled $683.8 million and purchases of mortgage-backed securities and other securities totaled $194.8 million. For the same period in 1998, BankUnited's originations of loans totaled $268.3 million, purchases of loans totaled $2.2 billion and purchases of mortgage-backed securities and other securities totaled $152.8 million. The decrease in purchases of loans during the nine months ended June 30, 1999 is the result of BankUnited's decision to reduce its purchases of residential loans in the secondary market and to turn its emphasis to originating its own loans.

         The Bank is required under applicable federal regulations to maintain specified levels of liquid investments in cash, United States government securities and other qualifying investments. Regulations currently in effect require the Bank to maintain liquid assets of not less than 4.0% of its net withdrawable accounts plus short-term borrowings. The Bank had liquid assets of 11.66% and 7.18% as of June 30, 1999 and September 30, 1998, respectively, in compliance with this requirement.

         Federal savings banks such as the Bank are also required to maintain capital at levels specified by applicable minimum capital ratios. At June 30, 1999, the Bank was in compliance with all capital requirements and met the definition of a "well capitalized" institution under applicable federal regulations.

ANALYSIS OF NET INTEREST INCOME

         Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. The following tables set forth certain information relating to the categories of BankUnited's interest-earning assets and interest-bearing liabilities for the periods indicated, including the effect on yields of the accelerated amortization of purchase premiums on the One-Year CMT loan portfolio and a related security recorded in the first quarter of fiscal 1999 and the third quarter of fiscal 1998 due to the high level of prepayments and the $14.8 million charge in the second quarter of fiscal 1999 related to the write-off of purchase premiums on the One-Year CMT loan portfolio and the continuing acceleration of amortization of purchase premiums on a related security. See "Second Quarter Restructuring Charges." All yield and rate information is calculated on an annualized basis. Yield and rate information for a period is average information for the period calculated by dividing the income or expense item for the period by the average balances during the period of the appropriate balance sheet item. Net interest margin is the product of average interest-earning assets and the annualized yield earned minus the product of average interest-bearing liabilities and the annualized rate paid, divided by average interest-earning assets. Nonaccrual loans are included in asset balances for the appropriate period, whereas recognition of interest on such loans is discontinued and any remaining accrued interest receivable is reversed, in conformity with federal regulations. The yields and net interest margins appearing in the following tables have been calculated on a pre-tax basis.

YIELDS EARNED AND RATES PAID

                                                                 THREE MONTHS ENDED JUNE 30,
                                         -------------------------------------------------------------------------
                                                          1999                                 1998
                                         -----------------------------------     ---------------------------------
                                          AVERAGE                   AVERAGE
                                          BALANCE       INTEREST   YIELD/RATE     BALANCE      INTEREST  YIELD/RATE
                                                                   (dollars in thousands)

Interest-earning assets:

  Loans (1)                            $  2,940,542    $  51,462      6.99%   $  2,576,474    $  43,317     6.72%
  Mortgage-backed securities
     and collateralized mortgage
     obligations                            343,075        5,418      6.32         453,535        6,603     5.82
  Short-term investments (2)                230,159        3,009      5.17         120,343        1,725     5.67
  Tax certificates                           22,443          427      7.60          30,041          565     7.52
  Long-term investments and
    FHLB stock                               68,293        1,254      7.37          83,921        1,471     7.02
                                       ------------    ---------    ------    ------------    ---------   ------
        Total interest-earning assets  $  3,604,512    $  61,570      6.82%   $  3,264,314    $  53,681     6.57%
                                       ------------    ---------    ------    ------------    ---------   ------
Interest-bearing liabilities:
  NOW/money market                     $    291,745    $   2,022      2.78%   $    151,584    $   1,445     3.82%
  Savings                                   367,705        3,957      4.32         187,753        2,240     4.79
  Certificates of deposit                 1,571,575       19,736      5.04       1,543,507       22,031     5.73
  Trust preferred securities                218,500        5,288      9.68         218,500        5,288     9.68
  FHLB advances and other
    borrowings                            1,059,292       14,676      5.49       1,025,291       14,526     5.62
                                       ------------    ---------    ------    ------------    ---------   ------
       Total interest-bearing
            liabilities                $  3,508,817    $  45,679      5.20%   $  3,126,635    $  45,530     5.82%
                                       ------------    ---------     -----    ------------    ---------   ------

Excess of interest-earning assets

   over interest-bearing liabilities   $     95,695                           $    137,679
                                       ============                           ============

Net interest income                                    $  15,891                              $   8,151
                                                       =========                              =========
Interest rate spread                                                  1.62%                                 0.75%
                                                                    ======                                ======
Net interest margin                                                   1.76%                                 1.00%
                                                                    ======                                ======
Ratio of interest-earning assets to
 interest-bearing liabilities                  102.73%                              104.40%
                                       ==============                               ======

----------------------
(1) The yields and rates along with the corresponding interest rate spread and net interest margin for the three months ended June 30, 1998 reflect the accelerated amortization of purchase premiums on the one-year CMT loan portfolio in the third quarter of fiscal 1998.

(2) Short-term investments include FHLB overnight deposits, securities purchased under agreements to resell, federal funds sold and certificates of deposit.

YIELDS EARNED AND RATES PAID

                                                                  NINE MONTHS ENDED JUNE 30,
                                          --------------------------------------------------------------------------
                                                          1999                                 1998
                                          -----------------------------------     ---------------------------------
                                          AVERAGE                   AVERAGE
                                          BALANCE       INTEREST   YIELD/RATE     BALANCE      INTEREST  YIELD/RATE
                                          -------       --------   ----------     -------      --------  ----------
                                                                   (dollars in thousands)

Interest-earning assets:

  Loans (1)                            $  2,988,147  $   142,585      6.36%   $  2,417,931   $  125,944     6.94%
  Mortgage-backed securities
     and collateralized mortgage
     obligations (1)                        333,185       12,572      5.03         252,385       12,560     6.64
  Short-term investments (2)                174,210        6,670      5.05          85,972        3,696     5.67
  Tax certificates                           29,925        1,561      6.96          36,597        2,004     7.30
  Long-term investments and
    FHLB stock                               83,447        4,580      7.33          78,722        4,175     7.08
                                       ------------  -----------    ------    ------------   ----------   ------
        Total interest-earning assets  $  3,608,914  $   167,968      6.19%   $  2,871,607   $  148,379     6.88%
                                       ------------  -----------    ------    ------------   ----------   ------
Interest-bearing liabilities:
  NOW/money market                     $    272,519  $     5,918      2.90%   $    119,827   $    3,331     3.72%
  Savings                                   351,464       11,733      4.46         179,657        6,361     4.73
  Certificates of deposit                 1,603,981       62,599      5.22       1,308,987       56,224     5.74
  Trust preferred securities                218,500       15,865      9.68         158,051       11,664     9.84
  FHLB advances and other
    borrowings                            1,065,019       44,318      5.50         975,987       41,921     5.67
                                       ------------  -----------    ------    ------------   ----------   ------
        Total interest-bearing
            liabilities                $  3,511,483  $   140,433      5.32%   $  2,742,509   $  119,501     5.80%
                                       ------------  -----------    ------    ------------   ----------   ------

Excess of interest-earning assets
   over interest-bearing liabilities   $     97,431                           $    129,098
                                       ============                           ============

Net interest income                                  $    27,535                             $   28,878
                                                     ===========                             ==========
Interest rate spread                                                  0.87%                                 1.08%
                                                                    ======                                ======
Net interest margin                                                   1.02%                                 1.34%
                                                                    ======                                ======
Ratio of interest-earning assets to
 interest-bearing liabilities                   102.77%                             104.71%
                                       ===============                              ======

----------------------
(1) The yields and rates along with the corresponding interest rate spread and net interest margin for the nine months ended June 30, 1999 reflect the accelerated amortization of purchase premiums on the One-Year CMT loan portfolio and a related security in the first quarter of fiscal 1999 and the $14.8 million charge in the second quarter of fiscal 1999 related to the write-off of purchase premiums on the One-Year CMT loan portfolio and the continuing acceleration of amortization of purchase premiums on a related security.

         The yields and rates along with the corresponding interest rate spread and net interest margin for the nine months ended June 30, 1998 reflect the accelerated amortization of purchase premiums on the one-year CMT loan portfolio in the third quarter of fiscal 1998.

(2) Short-term investments include FHLB overnight deposits, securities purchased under agreements to resell, federal funds sold and certificates of deposit.

RATE/VOLUME ANALYSIS

         The following tables present, for the periods indicated, the changes in interest income and the changes in interest expense attributable to the changes in interest rates and the changes in the volume of interest-earning assets and interest-bearing liabilities. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) changes in volume (change in volume multiplied by prior year rate); (ii) changes in rate (change in rate multiplied by prior year volume); (iii) changes in rate/volume (change in rate multiplied by change in volume); and (iv) total changes in rate and volume.

                                                               THREE MONTHS ENDED JUNE 30,
                                             --------------------------------------------------------------
                                                                       1999 VS. 1998
                                             --------------------------------------------------------------
                                                                INCREASE (DECREASE) DUE TO
                                             --------------------------------------------------------------
                                              CHANGES          CHANGES          CHANGES            TOTAL
                                                 IN               IN               IN             INCREASE/
                                              VOLUME             RATE          RATE/VOLUME       (DECREASE)
                                              ------           -------         -----------       ----------
                                                                  (in thousands)

Interest income attributable to:
  Loans                                       $  6,136         $   1,785          $    224          $  8,145
  Mortgage-backed securities and
     collateralized mortgage obligations        (1,608)              559              (136)           (1,185)
  Short-term investments (1)                     1,575              (152)             (139)            1,284
  Tax certificates                                (142)                6                (2)             (138)
  Long-term investments and
     FHLB stock                                   (247)               (9)               39              (217)
                                              --------         ---------          --------          --------
       Total interest-earning assets             5,714             2,189               (14)            7,889
                                              --------         ---------          --------          --------

Interest expense attributable to:
    NOW/money market                             1,337              (395)             (365)              577
    Savings                                      2,147              (220)             (210)            1,717
    Certificates of deposit                        401            (2,648)              (48)           (2,295)
    Trust preferred securities                       -                 -                 -                 -
    FHLB advances and other
      borrowings                                   484              (341)                7               150
                                              --------         ---------          --------          --------
      Total interest-bearing liabilities         4,369            (3,604)             (616)              149
                                              --------         ---------          --------          --------
Increase in net interest income               $  1,345         $   5,793          $    602          $  7,740
                                              ========         =========          ========          ========

------------
(1) Short-term investments include FHLB overnight deposits, securities purchased under agreements to resell, federal funds sold and certificates of deposit.

RATE/VOLUME ANALYSIS

                                                               NINE MONTHS ENDED JUNE 30,
                                             --------------------------------------------------------------
                                                                       1999 VS. 1998
                                             --------------------------------------------------------------
                                                                INCREASE (DECREASE) DUE TO
                                             --------------------------------------------------------------
                                              CHANGES          CHANGES          CHANGES            TOTAL
                                                 IN               IN               IN             INCREASE/
                                              VOLUME             RATE          RATE/VOLUME       (DECREASE)
                                              ------           -------         -----------       ----------
                                                                  (in thousands)

Interest income attributable to:
  Loans                                       $ 29,408         $ (10,370)         $ (2,397)         $ 16,641
  Mortgage-backed securities and
     collateralized mortgage obligations         4,021            (3,036)             (973)               12
  Short-term investments (1)                     3,794              (405)             (415)            2,974
  Tax certificates                                (365)              (94)               16              (443)
  Long-term investments and
     FHLB stock                                    293                51                61               405
                                              --------         ---------          --------          --------
       Total interest-earning assets            37,151           (13,854)           (3,708)           19,589
                                              --------         ---------          --------          --------

Interest expense attributable to:
    NOW/money market                             4,245              (729)             (929)            2,587
    Savings                                      6,083              (364)             (347)            5,372
    Certificates of deposit                     12,670            (5,137)           (1,158)            6,375
    Trust preferred securities                   4,461              (188)              (72)            4,201
    FHLB advances and other
      borrowings                                 3,820            (1,533)              110             2,397
                                              --------         ---------          --------          --------
     Total interest-bearing liabilities         31,279            (7,951)           (2,396)           20,932
                                              --------         ---------          --------          --------
Increase (decrease) in net interest income    $  5,872         $  (5,903)         $ (1,312)         $ (1,343)
                                              ========         =========          ========          =========

------------
(1) Short-term investments include FHLB overnight deposits, securities purchased under agreements to resell, federal funds sold and certificates of deposit.

ASSET QUALITY

         Non-performing assets as of June 30, 1999 were $30.7 million, which represents an increase of $8.1 million or 35.8% from $22.6 million as of September 30, 1998. The increase in non-performing assets primarily resulted from increases in non-accrual loans and non-accrual tax certificates of $7.6 million and $0.6 million, respectively. Non-accrual loans increased primarily due to a $3.3 million increase in one-to-four family residential loan delinquencies and a $3.6 million increase in commercial mortgage loan delinquencies. Included in the increase of $3.6 million in commercial mortgage loans is one loan in the amount of $2.5 million. The increase in non-accrual tax certificates resulted from a change in BankUnited's policy regarding classification of tax certificates relating to bankruptcy proceedings initiated by the debtor. The policy was changed in the first quarter of fiscal 1999 to require classification of the tax certificates as non-accrual upon filing of bankruptcy by the debtor instead of upon finalization of the bankruptcy plan by the courts. Non-performing assets as a percentage of total assets increased from 0.61% as of September 30, 1998 to 0.78% as of June 30, 1999 due to the increase in non-performing assets for the reasons discussed above.

         The following table sets forth information concerning the BankUnited's non-performing assets at June 30, 1999 and September 30, 1998.

                                                                        JUNE 30,                SEPTEMBER 30,
                                                                          1999                       1998
                                                                       -----------               -----------
                                                                             (dollars in thousands)

Non-accrual loans                                                      $    23,606               $    15,999
Restructured loans                                                             993                     1,137
Loans past due 90 days and still accruing (1)                                  952                     2,313
                                                                       -----------               -----------
         Total non-performing loans                                         25,551                    19,449
Non-accrual tax certificates                                                 1,833                     1,225
Real estate owned                                                            3,286                     1,974
                                                                       -----------               -----------
         Total non-performing assets                                   $    30,670               $    22,648
                                                                       ===========               ===========

Allowance for losses on tax certificates                               $     1,166               $       469
Allowance for loan losses                                                   12,068                     6,128
                                                                       -----------               -----------
         Total allowance                                               $    13,234               $     6,597
                                                                       ===========               ===========

Non-performing assets as a percentage of
   total assets                                                              0.78%                     0.61%
Non-performing loans as a percentage of
   total loans                                                               0.82%                     0.64%
Allowance for loan losses as a percentage of
   total loans                                                               0.39%                     0.20%
Allowance for loan losses as a percentage of
   non-performing loans                                                     47.23%                    31.51%
Net charge offs as a percentage of average
   total loans                                                               0.06%                     0.02%

         (1) Consists primarily of loans guaranteed by the Federal Housing Authority ("FHA") acquired in the acquisition of Suncoast Savings and Loan Association, FSA.

         BankUnited's allowance for loan losses is established and maintained based upon management's evaluation of the risks inherent in BankUnited's loan portfolio including the economic trends and other conditions in specific geographic areas as they relate to the nature of BankUnited's portfolio. The provision for loan losses for the three months ended June 30, 1999 was $0.5 million as compared to $0.3 million for the three months ended June 30, 1998. In connection with management's rigorous review in the second quarter of fiscal 1999 of its loans, a provision of $6.3 million was made to increase the allowance for loan losses. BankUnited's allowance for loan losses has increased by a net amount of $6.0 million from $6.1 million as of September 30, 1998 to $12.1 million as of June 30, 1999. See "Results of Operations-Provision for Loan Losses."

         The following table sets forth the change in BankUnited's allowance for loan losses for the three and nine months ended June 30, 1999 and 1998.

                                                         FOR THE THREE MONTHS         FOR THE NINE MONTHS
                                                            ENDED JUNE 30,                   ENDED JUNE 30,
                                                     ----------------------------     ----------------------------
                                                           1999            1998             1999           1998
                                                     ------------    ------------     ------------   -------------
                                                                             (in thousands)

Balance at beginning of period.....................  $     12,342    $      4,844     $      6,128   $       3,693
  Provision........................................           450             300            7,186           1,350
  Allowance from Consumers acquisition.............             -               -                -             362
  Allowance from Central acquisition...............             -             900                -             900
  Loans charged off................................          (736)            112           (1,294)           (156)
  Recoveries.......................................            12               8               48              15
                                                      -----------     -----------      -----------    ------------
Balance at end of period...........................  $     12,068    $      6,164     $     12,068   $       6,164
                                                      ===========     ===========      ===========    ============

         The following table sets forth BankUnited's allocation of the allowance for loan losses by category as of June 30, 1999 and 1998.

                                                                                     AS OF JUNE 30,
                                                                         -------------------------------------
                                                                               1999                  1998
                                                                         ---------------       ---------------
                                                                                     (in thousands)

              One-to-four family.......................................  $         4,667       $         1,942
              Multi-family.............................................              353                    59
              Commercial real estate...................................            3,202                 1,065
              Construction.............................................               50                    32
              Land.....................................................            1,174                   130
              Commercial business and consumer.........................            2,024                 1,365
              Unallocated..............................................              598                 1,571
                                                                           -------------         -------------
                Total allowance........................................  $        12,068       $         6,164
                                                                          ==============        ==============

         The following table sets forth the composition of BankUnited's loan portfolio, including loans held for sale, at June 30, 1999 and September 30, 1998.

                                                                JUNE 30, 1999             SEPTEMBER 30, 1998
                                                       ---------------------------    --------------------------
                                                                        PERCENT                        PERCENT
                                                                           OF                             OF
                                                           AMOUNT         TOTAL           AMOUNT         TOTAL
                                                       --------------  ----------     -------------    --------
                                                                           (dollars in thousands)

Mortgage loans:
   One-to-four family................................  $    2,874,843         92.2%   $   2,788,838         92.4%
   Multi-family......................................          29,326          0.9           24,392          0.8
   Commercial real estate............................         139,048          4.5          145,819          4.8
   Construction......................................           4,965          0.1            7,827          0.3
   Land..............................................          14,475          0.5            5,410          0.2
                                                        -------------  -----------     ------------  -----------
     Total mortgage loans............................       3,062,657         98.2        2,972,286         98.5
                                                        -------------  -----------     ------------  -----------

Other loans:
   Commercial........................................          24,512          0.8           15,550          0.5
   Consumer..........................................          30,547          1.0           30,401          1.0
                                                        -------------  -----------    -------------  -----------
     Total other loans...............................          55,059          1.8           45,951          1.5
                                                        -------------  -----------     ------------  -----------
       Total loans...................................       3,117,716        100.0%       3,018,237       100.0%
                                                                       ===========                   ==========

   Unearned discounts, premiums and
     deferred loan fees, net.........................          15,010                        29,905
   Allowance for loan losses.........................         (12,068)                       (6,128)
                                                        -------------                  ------------
Total loan portfolio.................................  $    3,120,658                 $   3,042,014
                                                        =============                  ============

YEAR 2000

         BankUnited utilizes extensive electronic data processing hardware and software in its banking operations, among other things, to process and record customer transactions, determine and collect revenue to be earned and expenses to be paid in connection with customer transactions, maintain and report customer transaction information, record and manage BankUnited's short-term and long-term investments, and assist with accounting and financial management and risk management. BankUnited also relies on certain vendors to provide critical services to BankUnited's banking operations, including telecommunications, loan servicing and correspondent banking. Failure of the electronic data processing hardware or software of BankUnited, its third party service bureaus, or certain vendors to properly recognize the Year 2000 could result in a significant disruption of BankUnited's banking operations. Based on the measures already taken by BankUnited, a significant disruption of its banking operations due to such a failure is not currently expected because BankUnited is substantially compliant as of June 30, 1999.

         BankUnited's customer transactions are processed through a network of electronic data processing workstations in its branch offices and loan servicing department and are recorded on electronic data processing hardware and software, a substantial portion of which are maintained by two third-party service bureaus. BankUnited has conducted Year 2000 compliance tests with the two third-party service bureaus that handle its data processing and has received certification that they are Year 2000 compliant. BankUnited has replaced the majority of its hardware and software used in its operations as necessary for Year 2000 compliance. BankUnited has also received Year 2000 compliance certifications from its major telecommunications, loan servicing and correspondent banking vendors. While a portion of BankUnited's financial assets and liabilities are with commercial businesses and government-sponsored entities, BankUnited's loans and deposits are primarily with individuals. As a result, BankUnited does not expect any significant disruptions resulting from customers that may not be Year 2000 compliant.

         BankUnited has designated a Year 2000 task force under the direction of one of its senior officers, which has identified and coordinated BankUnited's efforts to become Year 2000 compliant and has developed a Year 2000 contingency plan. The contingency plan details alternate methods for meeting BankUnited's data processing needs and cash and liquidity requirements, as well as covering such matters as the weekend of the date change and monitoring system output throughout the Year 2000. The contingency plan is expected to be completely tested by September 30, 1999. BankUnited has also launched an aggressive customer awareness program, which includes an e-mail address, a toll-free hotline, a Year 2000 report card and Year 2000 awareness material for our retail and small business customers.

         Additionally, BankUnited is subject to regulation and supervision by the Office of Thrift Supervision, the "OTS," which regularly conducts reviews of the safety and soundness of BankUnited's operations, including BankUnited's progress in becoming Year 2000 compliant. Failure by BankUnited to adequately prepare for Year 2000 issues could negatively impact BankUnited's banking operations resulting in restrictions on its banking operations by the OTS. No such restrictions exist at this time, nor does BankUnited expect any such restrictions resulting from failure to address Year 2000 issues.

         BankUnited has estimated the costs associated with becoming Year 2000 compliant to be approximately $1.6 million, exclusive of internal costs, of which approximately $1.5 million has been incurred through June 30, 1999. The costs consist of approximately $0.5 million for the replacement of hardware and software, $0.9 million for the write-off of non-compliant hardware and software and $0.2 million of other incremental costs. BankUnited does not separately track the internal costs incurred for the Year 2000 project and such costs are principally the related payroll costs for its information systems department.

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM SEPTEMBER 30, 1998 TO JUNE 30, 1999 AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1999 AND 1998.

FINANCIAL CONDITION

ASSETS

         Total assets remained relatively constant from September 30, 1998 to June 30, 1999, which is consistent with BankUnited's expectations that assets will not grow significantly during the 1999 fiscal year.

         BankUnited's short-term investments, primarily consisting of Federal Home Loan Bank ("FHLB") overnight deposits and securities purchased under agreements to resell, increased by $168.3 million, or 257.7% to $233.6 million at June 30, 1999, from $65.3 million at September 30, 1998 due to the purchase of securities under agreements to resell. These securities were purchased to invest the unapplied proceeds of BankUnited's borrowings (primarily FHLB advances and Senior Notes) to maximize earnings while maintaining liquidity until such time as loans and/or securities of a price and quality in line with BankUnited's investment strategy become available.

         BankUnited's investment in tax certificates decreased by $21.6 million, or 54.0%, to $18.4 million at June 30, 1999 from $40.0 million at September 30, 1998, as a result of certificate redemptions and repayments and the decision to discontinue investing in this line of business.

         Mortgage-backed securities held-to-maturity decreased by $111.6 million, or 76.4% to $34.5 million at June 30, 1999 from $146.1 million at September 30, 1998 due to repayments and amortization of premiums.

         Mortgage-backed securities available-for-sale increased by $116.7 million or 58.5% to $316.3 million at June 30, 1999, from $199.6 million at September 30, 1998, due primarily to purchases of $166.2 million, offset by repayments and amortization of $42.7 million, and also due to a reduction of $6.8 million in the market value of the underlying securities.

         BankUnited's loans receivable, net (including loans held for sale) remained relatively constant from September 30, 1998 to June 30, 1999. Mortgage loan purchases of $683.8 million and loan originations of $479.2 million were offset by repayments of $1.0 billion (net of accretion of discount and amortization of premium) and loan sales of $23.3 million. For further discussion of repayments of loans and mortgage-backed securities, see " Results of Operations-Net Interest Income," and Item 3, "Quantitative and Qualitative Disclosures About Market Risk."

         Mortgage loans held for sale increased by $264.3 million, or 153.3%, to $436.7 million at June 30, 1999 from $172.4 million at September 30, 1998, principally due to the transfer of $288.3 million of loans from loans receivable, net in the second quarter of fiscal 1999 and residential loan originations of $140.4 million. This increase was partially offset by repayments of $67.3 million, sales of $23.3 million and the transfer to loans receivable, net in the first quarter of fiscal 1999, of $73.8 million of loans originated in the prior fiscal year. The transfer of loans to loans receivable, net in the first quarter resulted from the discontinuation of BankUnited's policy of selling substantially all of its internally generated residential loans. The transfer of loans from loans receivable, net in the second quarter resulted from BankUnited's decision to classify its One-Year CMT purchased mortgage loan portfolio as held for sale. In the second quarter of fiscal 1999, BankUnited began to classify the majority of its originated residential loans as loans receivable, net.

         Other interest earning assets remained relatively constant from September 30, 1998 to June 30, 1999. This category primarily represents stock in the FHLB which BankUnited is required to purchase as FHLB advances increase.

         Accrued interest receivable decreased by $7.8 million to $25.1 million at June 30, 1999 from $32.9 million at September 30, 1998. Prepaid expenses and other assets decreased by $13.3 million or 33.7% to $26.2 million at June 30, 1999, from $39.5 million at September 30, 1998.

LIABILITIES

         Deposits increased by $103.9 million from September 30, 1998 to June 30, 1999 due to an increase in savings and checking accounts of $126.4 million and $38.7 million, respectively. This increase was partially offset by a $61.2 million decrease in certificates of deposit resulting from the elimination of all brokered certificates of deposit. This change in the deposit mix resulted in a favorable reduction in BankUnited's cost of interest-bearing liabilities to 5.32% for the nine months ended June 30, 1999 from 5.80% for the nine months ended June 30, 1998.

         Securities sold under agreements to repurchase decreased by $120.4 million, or 99.4%, to $0.7 million at June 30, 1999 from $121.1 million at September 30, 1998. This decrease resulted from the maturity of the agreements and the decision of BankUnited's management not to replace the agreements but to seek longer-term sources of funds to more effectively control BankUnited's cost of funds and to take advantage of the current low interest rate environment.

         FHLB advances remained relatively constant from September 30, 1998 to June 30, 1999.

         Senior Notes increased $200.0 million as a result of the issuance and sale of the Bank's Senior Notes during the second quarter of fiscal 1999. See
Note 6 - "Contingencies and Off-Balance Sheet Activities" of the Condensed Notes to Consolidated Financial Statements.

CAPITAL

         BankUnited's total stockholders' equity was $188.4 million at June 30, 1999, a decrease of $10.9 million, or 5.5%, from $199.3 million at September 30, 1998. The decrease is due primarily to a $4.7 million decrease in accumulated other comprehensive income, and a current year net loss, offset, in part, by the issuance of common stock from stock awards and the exercise of options. See Note 3 - "Comprehensive Income" of the Condensed Notes to Consolidated Financial Statements.

         In December 1998, the Board of Directors of BankUnited authorized the purchase from time to time in open market transactions of up to 1,000,000 shares of BankUnited's Class A Common Stock at such prices as the Executive Committee deems advantageous. During July and August 1999, BankUnited purchased 100,000 shares of its Class A Common Stock on the open market.

         In May 1999, the Board of Directors of BankUnited authorized the purchase of shares of the 9% Preferred Stock on the open market, as deemed appropriate, and, if the market is appropriate, the retirement of the 9% Preferred Stock. As of the date of filing of this Quarterly Report on Form 10-Q, BankUnited had not yet purchased any shares of its 9% Preferred Stock.

RESULTS OF OPERATIONS

GENERAL

         Net income after preferred stock dividends increased to $3.1 million for the three months ended June 30, 1999, compared to $1.2 million for the three months ended June 30, 1998. For the nine months ended June 30, 1999, net income after preferred stock dividends decreased to a loss of $7.8 million from net income after preferred stock dividends of $4.9 million for the nine months ended June 30, 1998. Below is a more detailed discussion of each major category of income and expenses. The increase in net income after preferred stock dividends for the three months ended June 30, 1999 as compared to the prior year period was attributable to an increase in the interest rate spread to 1.62% for the three months ended June 30, 1999 from 0.75% for the prior year period. The primary reasons for the decline in net income after preferred stock dividends for the nine month period ended June 30, 1999 were (i) the accelerated amortization of purchase premiums on the One-Year CMT loan portfolio and a related security recorded in the first quarter of fiscal 1999 due to the high level of prepayments; (ii) the write-off of purchase premiums on the One-Year CMT loan portfolio, and the continuing acceleration of amortization of purchase premiums on a related security in the second quarter of fiscal 1999; (iii) the provision for loan losses in the second quarter resulting from the re-evaluation of the loan portfolio; (iv) the provision for tax certificate losses in the second quarter resulting from the increase in nonperforming tax certificates and the decision to discontinue investing in this asset; and (v) other miscellaneous charges in the second quarter including costs associated with becoming year 2000 compliant. See "Significant Developments for the Three and Nine Months Ended June 30, 1999- Analysis of Net Interest Income," "-Second Quarter Restructuring Charges" and "-Asset Quality."

NET INTEREST INCOME

         Net interest income before provision for loan losses increased by $7.7 million, or 93.9%, to $15.9 million for the three months ended June 30, 1999 from $8.2 million for the same prior year period. For the nine months ended June 30, 1999, net interest income was $27.5 million compared to $28.9 million for the same period in 1998, a decrease of $1.4 million, or 4.8%.

         The increase in net interest income for the three months ended June 30, 1999 was primarily the result of the improved net interest margin to 1.76% from 1.00% for the same prior year period. For the three months ended June 30, 1999, the increase in the net interest margin was due to an increase in the yield on interest-earning assets to 6.82% from 6.57% for the same period in 1998, primarily attributable to the higher yields on the loans originated by BankUnited, and a 62 basis point decrease in the cost of interest-bearing liabilities to 5.20% from 5.82% for the same period in 1998.

         The decrease in net interest income for the nine months ended June 30, 1999 was primarily the result of the accelerated amortization of purchase premiums on the One-Year CMT loan portfolio and a related security recorded in the first quarter of fiscal 1999 and the $14.8 million charge in the second quarter of fiscal 1999 related to the One-Year CMT loan portfolio and a related security. See "Significant Developments for the Three and Nine Months Ended June 30, 1999-Second Quarter Restructuring Charges." This charge contributed to the reduction of the net interest margin to 1.02% for the nine months ended June 30, 1999, compared to 1.34% for the same prior year period. For the nine months ended June 30, 1999, the decrease in the net interest margin was due to a decrease in the yield on interest-earning assets to 6.19% (6.95% prior to accelerated amortization of purchase premiums in the first quarter of fiscal 1999 and the $14.8 million charge in the second quarter of fiscal 1999) from 6.88% for the same period in 1998, primarily attributable to the lower yields on the loans purchased, partially offset by a basis 48 point decrease in the cost of interest-bearing liabilities to 5.32% from 5.80% for the same period in 1998.

         Interest income for the three months ended June 30, 1999 was $61.6 million, compared to $53.7 million for the same prior year period, an increase of $7.9 million, or 14.7%. For the nine months ended June 30, 1999, interest income was $168.0 million compared to $148.4 million for the same prior year period in 1998, an increase of $19.6 million, or 13.2%.

         The results of operations for the three months ended December 31, 1998 reflect the accelerated amortization of premiums on purchased loans and mortgage-backed securities. The amortization of premiums, net of discounts and deferred origination costs, increased from $1.0 million for the three months ended December 31, 1997 to $6.1 million for the same period in fiscal 1999. The increase in premium amortization was a result of the high level of loan prepayments experienced in the first quarter of fiscal 1999. The results of operations for the three months ended March 31, 1999 include the $14.8 million charge and $0.2 million of other amortization for a total reduction to interest income of $15.0 million. The results of operations for the three months ended June 30, 1999 include $1.3 million of amortization compared to $2.7 million for the same period in fiscal 1998. The decrease is the result of the reduction in the level of prepayments and the charge in the second quarter of fiscal 1999 to reduce the carrying value of the purchased One-Year CMT portfolio to the lower of cost or market. The decrease in interest income due to these net reductions was offset by an increase in the average balance of loans receivable, which increased by $364.1 million or 14.1% and $570.2 million or 23.58%, for the three and nine months periods ended June 30, 1999, as compared to the same prior year period, which resulted primarily from purchases of residential loans in the secondary mortgage market. See "Significant Developments for the Three and Nine Months Ended June 30, 1999-Second Quarter Restructuring Charges" and "-Analysis of Net Interest Income."

         As a result of the $14.8 million charge, the yield on loans and the yield on mortgage-backed securities declined from 6.94% and 6.64% for the nine months ended June 30, 1998, to 6.36% and 5.03% for the nine months ended June 30, 1999. This 58 and 161 basis point drop in the yields earned on loans and mortgage-backed securities was a significant factor in the decline of the yield on interest earning assets. As of June 30, 1999, BankUnited had no premiums remaining on the One-Year CMT loans, $7.5 million of premiums, net of discounts, remaining on other purchased loans and $50,000 of premiums remaining on a mortgage-backed security related to the securitization of a pool of BankUnited's purchased loans. See "Quantitative and Qualitative Disclosures About Market Risk."

         Interest expense for the three months ended June 30, 1999 was $45.7 million compared to $45.5 million for the same prior year period, an increase of $0.2 million, or 0.4%. Interest expense for the nine months ended June 30, 1999 was $140.4 million compared to $119.5 million for the same prior year period, an increase of $20.9 million, or 17.5%. The increases reflect significant increases in the average balance for interest-bearing deposits and trust preferred securities during the period. There was an increase in average interest-bearing deposits of $0.3 billion and $0.6 billion to $2.2 billion and $2.2 billion for the three and nine months ended June 30, 1999, from $1.9 billion and $1.6 billion for the same prior year periods. Average trust preferred securities remained unchanged at $218.5 million for the three months ended June 30, 1999 as compared to the prior year period. For the nine months ended June 30, 1999, average trust preferred securities increased to $218.5 million from $158.1 million for the same prior year period. Average FHLB advances and other borrowings remained relatively constant at $1.1 billion and $1.1 billion for the three and nine months ended June 30, 1999, compared to $1.0 billion and $1.0 billion for the same prior year periods. The increase in interest expense was partially offset by a decline in the average cost of interest-bearing liabilities, due to decline in market interest rates over the recent year . For the three months ended June 30, 1999, the average rate paid on interest-bearing liabilities decreased 62 basis points to 5.20% from 5.82% for the same prior year period. For the nine months ended June 30, 1999, the average rate paid on interest-bearing liabilities decreased 48 basis points to 5.32% from 5.80% for the nine months ended June 30, 1998. See "Significant Developments for the Three and Nine Months Ended June 30, 1999-Analysis of Net Interest Income."

PROVISION FOR LOAN LOSSES

         The provision for loan losses increased to $0.5 million and $7.2 million for the three and nine months ended June 30, 1999, compared to $0.3 million and $1.4 million for the same prior year periods. Included in the $7.2 million provision is a $6.3 million provision recorded in the second quarter of fiscal 1999 as a result of management's review of interest earning assets. The provision recorded in the second quarter of fiscal 1999 relates to one-to-four family residential mortgage loans ($2.1 million), commercial mortgage loans ($2.7 million) and other loans ($1.5 million). In connection with the review of interest-earning assets, management conducted a rigorous review of the loan portfolio, which included a systematic and detailed evaluation of the estimated loss exposure in BankUnited's loan portfolio in light of the economic trends and other conditions in specific geographic areas as they relate to the nature of BankUnited's portfolio. Management utilized historical loan loss experience (including a detailed state-by-state analysis) and current trends in delinquencies and charge-offs in order to determine the adequacy of the allowance for loan losses; as a result of this review, some of the loss presumptions in determining the adequacy of the allowance for loan losses were revised in the second quarter of fiscal 1999. Additionally, the decision was made to discontinue indirect consumer lending. See "Significant Developments for the Three and Nine Months Ended June 30, 1999-Asset Quality."

         Also, during the second quarter of fiscal 1999, management performed a detailed re-evaluation of the non-performing commercial loans. For these loans, an estimated value of the property or collateral securing the loan is determined through an appraisal, where possible. In instances where BankUnited has not taken possession of the property or does not otherwise have access to the premises and therefore cannot obtain an appraisal, a real estate broker's opinion as to the value of the property is obtained based primarily on a drive-by inspection. If the unpaid balance of the loan is greater than the estimated fair value of the property, reduced by estimated costs to dispose of the property, a reserve is established for the difference between the carrying value and the estimated fair value.

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

NON-INTEREST INCOME

         Non-interest income decreased to $1.2 million and $3.7 million for the three and nine months ended June 30, 1999, compared to $2.5 million and $5.2 million for the same prior year periods. The results reflect an increase in net service fee income and other non-interest income, offset by a decrease in income related to a reduction in the sales of loans and mortgage-backed securities.

NON-INTEREST EXPENSES

         Non-interest expenses increased to $11.1 million and $35.3 million for the three and nine months ended June 30, 1999, compared to $8.1 million and $23.2 million for the same prior year periods. Included in the increase in non-interest expenses is the expenses incurred in the second quarter of fiscal 1999 for the additional provision for tax certificate losses of $1.1 million, $1.0 million of expenses related to Year 2000 compliance and $1.0 million of miscellaneous other charges. See "Significant Developments for the Three and Nine Months Ended June 30, 1999-Second Quarter Restructuring Charges." The remaining increase in expenses is attributable to the growth BankUnited has experienced, including the additional costs relating to the acquisitions of Consumers Bancorp, Inc. and Central Bank during the second and third quarters, respectively, of the 1998 fiscal year and the opening of two additional branches this fiscal year. Total non-interest expenses, as a percentage of average assets, increased from 0.95% and 1.04% for the three and nine months ended June 30, 1998, to 1.19% and 1.25% for the same periods in 1999 as a result of the additional charges.

INCOME TAXES

         The income tax provision increased to $2.2 million for the three months ended June 30, 1999 from $0.9 million for the prior year period due to the higher pre-tax earnings during the three months ended June 30, 1999 as compared to the prior year period. The income tax provision decreased to a net benefit of $4.1 million for the nine months ended June 30, 1999, compared to a net expense of $3.8 million for the same prior year period. This decrease was due to BankUnited's lower pre-tax earnings during the nine months ended June 30, 1999, compared to the same prior year period, partially offset by the increase in the effective income tax rate due to the effect of non-deductible goodwill.

PREFERRED STOCK DIVIDENDS

         Preferred stock dividends remained relatively constant at $0.2 million for the three months ended June 30, 1999 and 1998. Preferred stock dividends decreased to $0.6 million for the nine months ended June 30, 1999, as compared to $0.7 million for the same prior year period. The decrease was the result of the retirement in January 1998 of the Noncumulative Convertible Preferred Stock, Series 1993, partially offset by the issuance of shares of Noncumulative Convertible Preferred Stock, Series B in October 1997 and April 1998.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The discussion contained in BankUnited's Annual Report on Form 10-K for the year ended September 30, 1998, under Item 7a, "Quantitative and Qualitative Disclosures about Market Risk," provides detailed quantitative and qualitative disclosures about market risk and should be referenced for information thereon. In addition, the following discussion addresses the sources and effects of developments during the nine months ended June 30, 1999 which related to refinancing risks and risks associated with investments and mortgage-backed securities.

         REFINANCING RISKS. A significant portion of BankUnited's loans receivable are single-family residential mortgages that generally have an imbedded option that allows the borrower to prepay the loan at any time without penalty. A substantial portion of these loans have been purchased by BankUnited in the secondary mortgage market at a premium.

         In the current interest rate environment, when long-term interest rates are generally low on a historical basis and the spread between short-term rates and long-term rates is relatively narrow, prepayments of adjustable rate mortgage ("ARM") loans and higher fixed-rate mortgages tend to accelerate. BankUnited's results of operations for the first quarter of fiscal 1999 reflect the accelerated amortization of premiums on purchased loans and mortgage-backed securities. The amortization of premiums, net of discounts and deferred origination costs, increased from $1.0 million for the three months ended December 31, 1997 to $6.1 million for the three months ended December 31, 1998 as a result of such prepayments. BankUnited continued to experience high levels of prepayments in the second quarter of fiscal 1999, the effects of which are included in the $14.8 million charge to write-off the remaining purchase premiums on the One-Year CMT loan portfolio and to record the continuing accelerated amortization of purchase premiums on a related security. See "Significant Developments for the Three and Nine Months Ended June 30, 1999-Second Quarter Restructuring Charges." During the third quarter of fiscal 1999, long-term interest rates rose slightly resulting in a significant decrease in the level of loan prepayments. As a result of the decline in prepayments and the reduction in the balance of premiums to amortize due to the charge in the second quarter of fiscal 1999, the amortization of premiums, net of discounts and deferred originations costs decreased from $2.7 million for the three months ended June 30, 1998 to $1.3 million for the three months ended June 30, 1999. As a result of the premium amortization, the yield on loans and mortgage-backed securities declined from 6.94% and 6.64%, respectively, for the nine months ended June 30, 1998 to 6.36% and 5.03%, respectively, for the nine months ended June 30, 1999. This 58 and 161 basis point drop in the yields earned on loans and mortgage-backed securities was a significant factor in the decline of the yield on interest earning assets.

         In addition, at June 30, 1999, $358.1 million of BankUnited's ARMs had teaser rates, which will be subject to interest rate adjustments within the next twelve months. Teaser rate loans may tend to be prepaid near the end of the teaser period creating higher levels of prepayments on loans overall which BankUnited may not be able to reinvest quickly enough and at sufficient interest rates to mitigate the effect on its net interest margin.

         Premiums, net of discounts and deferred origination costs, which at June 30, 1999 were $15.0 million, including $7.6 million of premiums on purchased loans and a mortgage-backed security related to the securitization of a pool of BankUnited's purchased loans, are recognized as a reduction to interest income using the interest method over the contractual life of the loans adjusted for estimated prepayments, based on BankUnited's historical prepayment experience. As prepayments accelerate, BankUnited's historical prepayment experience changes, resulting in a shortening of the estimated life of the loan portfolio, and an increase in the rate at which premiums are expensed, resulting in a greater reduction in interest income. Accelerated prepayments could, therefore, have a material adverse effect on BankUnited's results of operations. BankUnited's exposure to increased amortization of premiums from continued prepayments has been significantly reduced due to the write-off of purchase premiums on the One-Year CMT loan portfolio and a related security and the recent rise in long-term interest rates.

         BankUnited has reviewed its practice of purchasing mortgage loans in the secondary market, particularly ARM loans, and has turned its focus to originating its own loans. This change is expected to mitigate the effect of the accelerated amortization of premiums which continued throughout the first two quarters of fiscal 1999 and has declined in the third quarter of fiscal 1999. BankUnited continues to purchase fixed and adjustable-rate loans, except One-Year CMT loans. The purchase of fixed-rate loans due to their longer terms could increase BankUnited's sensitivity to increases in market rates of interest and, therefore, could have an adverse effect on BankUnited's net interest margin.

         RISKS ASSOCIATED WITH INVESTMENTS AND MORTGAGE-BACKED SECURITIES. BankUnited purchases fixed and adjustable rate mortgage-backed securities and other securities for liquidity, yield and risk management purposes. Changes in market interest rates associated with BankUnited's investments and mortgage-backed securities could have a material adverse effect on BankUnited's carrying value of its securities. Such changes in the carrying value would be reflected as a component of stockholder's equity. See Note 5 "Comprehensive Income."

                           PART II - OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits.

                           27.1  Financial Data Schedule

                  (b)      Reports on Form 8-K.

                           The Company did not file any current reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                              BANKUNITED FINANCIAL CORPORATION

                              By: /s/ DIANE DELELLA
                                  --------------------------------------------
                                  Diane DeLella
                                  Senior Vice President, Chief Financial
                                  Officer and Controller

Date: August 16, 1999

                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
                  Form 10-Q for the Quarter Ended June 30, 1999

                                INDEX TO EXHIBITS

EXHIBIT NO.

    27.1                   Financial Data Schedule