Form 10-K
period 1999-09-30
BANKUNITED FINANCIAL CORP
filed 1999-12-28
CIK 894490

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the fiscal year ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                         Commission File Number 5-43936

                        BANKUNITED FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          FLORIDA                                               65-0377773
-------------------------------                          ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

255 ALHAMBRA CIRCLE, CORAL GABLES, FLORIDA                       33134
------------------------------------------                    ----------
 (Address of principal executive offices)                     (Zip Code)

     Registrant's telephone number, including area code: (305) 569-2000

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:

                      Class A Common Stock, $.01 par value
                   9% Noncumulative Perpetual Preferred Stock

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.___

     The aggregate market value of the Class A Common Stock and Class B Common Stock held by non-affiliates of the Registrant, based upon the average price on December 10, 1999, was $131,115,244.* The Class A Common Stock is the only publicly traded voting security of the Registrant.

     The shares of the Registrant's common stock outstanding as of December 10, 1999 were as follows:

                  CLASS                                         NUMBER OF SHARES
                  -----                                         ----------------

   Class A Common Stock, $.01 par value                             17,871,547
   Class B Common Stock, $.01 par value                                458,467

                       DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant's Definitive Proxy Statement for its 2000 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K pursuant to General Instruction G(3) of the Form 10-K. Information from such Definitive Proxy Statement will be incorporated by reference into Part III, Items 10, 11, 12 and 13 hereof.
----------
* Based on reported beneficial ownership of all directors and executive officers of the Registrant; this determination does not, however, constitute an admission of affiliated status for any of these individual stockholders.


                        BANKUNITED FINANCIAL CORPORATION
                                 FORM 10-K INDEX

PART I                                                                                              PAGE
                                                                                                    ----
Item 1.     Business............................................................................       2
            Market Area and Competition.........................................................       3
            Lending Activities..................................................................       4
            Asset Quality.......................................................................      11
            Investments and Mortgage-Backed Securities..........................................      12
            Mortgage Loan Servicing.............................................................      14
            Sources of Funds....................................................................      14
            Activities of Subsidiaries..........................................................      18
            Employees...........................................................................      18
            Regulation..........................................................................      19
            Taxation............................................................................      26
Item 2.     Properties..........................................................................      29
Item 3.     Legal Proceedings...................................................................      29
Item 4.     Submission of Matters to a Vote of Security Holders.................................      29
Item 4A.    Executive Officers of the Registrant................................................      30

PART II

Item 5.     Market for Registrant's Common Stock and Related Security Holder Matters............      33
Item 6.     Selected Financial Data.............................................................      34
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of
                 Operations.....................................................................      36
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk..........................      53
Item 8.     Consolidated Financial Statements and Supplementary Data............................      61
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial
                Disclosure......................................................................      99

PART III

Item 10.    Directors and Executive Officers of the Registrant..................................      99
Item 11.    Executive Compensation..............................................................      99
Item 12.    Security Ownership of Certain Beneficial Owners and Management......................      99
Item 13.    Certain Relationships and Related Transactions......................................      99

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.....................      99


                           FORWARD-LOOKING STATEMENTS

     When used in this Form 10-K or future filings by BankUnited Financial Corporation ("BankUnited") with the Securities and Exchange Commission, in BankUnited's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the word or phrases "will likely result," "expect," "will continue," "anticipate," "estimate," "project," "believe" and similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. BankUnited wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including general economic factors and conditions, changes in levels of market interest rates, credit risks of lending activities, competitive and regulatory factors, and expansion strategies could affect BankUnited's financial performance and could cause BankUnited's actual results for future periods to differ materially from those anticipated or projected. BankUnited does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

                                     PART I

ITEM 1. BUSINESS

BUSINESS OF BANKUNITED FINANCIAL CORPORATION

GENERAL

     BankUnited Financial Corporation ("BankUnited") is a Florida corporation and the savings and loan holding company for BankUnited, FSB (the "Bank"). BankUnited's principal business currently consists of the operations of the Bank. The Bank was founded in 1984 as a savings and loan association. In 1993, the Bank was converted to a federally chartered savings bank and became a wholly-owned subsidiary of BankUnited, pursuant to a plan of reorganization approved by its shareholders. The Bank's revenues are derived principally from interest earned on loans, mortgage-backed securities and investments, and its primary expenses arise from interest paid on deposits and borrowings and non-interest operating expenses incurred in operations. At September 30, 1999, BankUnited had assets of $4.1 billion, deposits of $2.3 billion and stockholders' equity of $190.1 million.

     Prior to 1998, the primary business strategy of BankUnited was to generate stable interest-bearing deposits and use the proceeds to purchase residential mortgages in the secondary market. In 1998, BankUnited initiated several fundamental changes in its business strategy. During the first half of 1998, through the Consumers and Central Bank acquisitions, the bank expanded its deposit base and product lines to include new consumer and commercial products. In December 1998, the decision was made to reposition BankUnited. This decision was made for several reasons. First, because of continued competition from other investors and unfavorable changes in the rate environment, the yields from purchased residential mortgages no longer provided sufficient returns to BankUnited or to other institutions with similar investment strategies. Second, competition for certificates of deposit and other long-term savings from online brokers, mutual funds and other institutions resulted in an increase in interest rates relative to earnings on assets. Third, numerous acquisitions of local banks by sizeable out-of-state institutions created a large number of dissatisfied customers who were seeking a strong, community- based bank and who were willing to move their relationships. Fourth, the increasing velocity of change and commoditization of the financial services industry made it increasingly critical that surviving participants define customer bases and core competencies and begin to deliver around them.

     BankUnited commenced this repositioning process by hiring a new President and executive management team, under whose direction BankUnited completed a restructuring to streamline the organization, lower expenses, increase profit margins and improve the use of its deposit base. As a result of this restructuring, BankUnited has reduced its dependence on purchasing residential mortgage loans in the secondary market by focusing on originating these loans, increased its emphasis on commercial lending, consumer lending and small business banking, implemented new products and services to meet customer needs, and continued to expand its branch network.

     BankUnited currently has twenty-seven branch offices in southeast Florida and one in southwest Florida and anticipates opening six to eight additional branch offices in fiscal year 2000. BankUnited is also considering using kiosks in high density areas such as shopping malls or office parks and re-evaluating existing branch locations to ensure that the right markets are optimally served. BankUnited also expects to begin offering customer service by telephone and Internet access during the fiscal year 2000.

     The Bank is a member of the Federal Home Loan Bank of Atlanta (the "FHLB") and is subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision (the "OTS") and the Federal Deposit Insurance Corporation (the "FDIC"). Deposits at the Bank are insured by the Savings Association Insurance Fund to the maximum extent permitted by law.

MARKET AREA AND COMPETITION

     BankUnited conducts business in Miami-Dade, Broward, Palm Beach and Collier counties ("South Florida") which geographic region, at June 30, 1999, had a total of approximately $82.2 billion in deposits at commercial banks and savings institutions (41.9% of the total of $196.2 billion of deposits in Florida). BankUnited intends to continue to establish or acquire branch offices in its market area and may expand into other parts of Florida.

     BankUnited encounters strong competition in attracting retail and business deposits and loans. BankUnited's most direct competition for deposits historically has been from commercial banks, brokerage houses, other savings associations, and credit unions located in its market area. Recently, BankUnited has also experienced competition from out-of-state organizations which offer premium deposit rates to offset their lack of physical locations in the market area. Many non-bank competitors also actively seek a share of deposit business and some brokerage houses compete directly for small business loans. BankUnited also competes in its market area with the branch offices of several super-regional commercial banks and savings associations that are substantially larger and have more extensive operations than BankUnited. In addition, many financial institutions formerly independent and operating in South Florida have recently been acquired by larger institutions headquartered out of state.

     The consolidation of the financial services industry has created opportunities and challenges for BankUnited and other small and middle sized participants. Mergers among institutions have disrupted many customer relationships and created opportunities for BankUnited to acquire new customers. Larger institutions, however, have been able to achieve economies of scale in operational processes, offer a broader and more sophisticated product mix, have a reduced cost of capital and offer more extensive electronic banking facilities. BankUnited's goal is to compete for savings and other deposits by offering depositors a higher level of personal service, together with a wide range of deposit products offered at competitive rates, and to focus its lending activity on providing a full range of financial services to its customers by expanding its commercial real estate, commercial business and real estate construction lending areas, and increasing its emphasis on consumer loans.

     The competition in originating real estate and other loans comes principally from commercial banks, mortgage banking companies and other savings associations. BankUnited competes for loan originations primarily through the interest rates and loan fees which it charges, the types of loans which it offers, and the efficiency and quality of service which it provides. BankUnited purchases residential first mortgage loans in the existing secondary mortgage market and competes with other mortgage purchasers primarily on the basis of price. While BankUnited has been, and intends to continue to be, primarily a residential lender, BankUnited has recently increased its emphasis on commercial real estate, construction, commercial and consumer lending, as discussed more fully below. Factors that effect competition in lending include general and local economic conditions, current interest rates and volatility of the mortgage markets. Management continues to evaluate market needs and products to meet those needs which would also allow BankUnited to control the growth of its assets and liabilities.

As with its deposit products, BankUnited's strategy is to promote a higher level of personal service and to position itself as a community bank offering a full range of financial services.

LENDING ACTIVITIES

     Since inception in 1984, BankUnited's primary source of earning assets has been the purchase of one-to-four family residential mortgage loans in the secondary market. BankUnited experienced significant prepayment of these loans over the last six months of fiscal 1998 and the first six months of fiscal 1999 and as a result discontinued purchasing one-year CMT loans ("One-Year CMT") and altered its practice of purchasing loans in the secondary market, turning its focus to producing assets. One-Year CMT loans are adjustable-rate mortgages with an index tied to the yield on one-year U.S. Treasury securities adjusted to a constant maturity published by the Federal Reserve. BankUnited's lending strategy also includes expanding its commercial real estate, real estate construction, commercial business, and small business lending. BankUnited also currently offers consumer loans, such as home equity loans, automobile loans and boat loans. The credit approval process generally involves both a credit scoring process and traditional underwriting methodologies. BankUnited's credit approval policies and procedures are updated as necessary to encompass new products and services.

     LOAN PORTFOLIO. BankUnited's loan portfolio primarily consists of mortgage loans secured by one-to-four family residential and commercial real estate. As of September 30, 1999, BankUnited's loan portfolio before net items totaled $3.3 billion, of which $3.0 billion or 91.1% consisted of one-to-four family residential mortgages loans. At the present time, BankUnited's residential real estate loans are primarily "conventional" loans not insured by the Federal Housing Administration (the "FHA") or guaranteed by the Veterans Administration (the "VA"). BankUnited is, however, approved to originate FHA and VA loans. As of September 30, 1999, the remainder of BankUnited's loan portfolio consisted of $141.1 million of commercial real estate loans (4.3% of total loans); $48.2 million of commercial business loans (1.5% of total loans); $39.1 million of construction and land loans (1.2% of total loans); $33.9 million of consumer loans (1.0% of total loans); and $30.1 million of five-or-more units residential real estate loans (0.9% of total loans).

     At September 30, 1999, $2.0 billion, or 60.5% of BankUnited's total loan portfolio before net items, consisted of purchased mortgage loans and loan participations, serviced by others, which consisted primarily of one-to-four family residential mortgage loans. At September 30, 1999, BankUnited's loan portfolio included $278.8 million of residential mortgage loans to non-resident aliens, which was 8.4% of total loans before net items. See "Residential Mortgage Loan Purchases and Originations" for additional information on BankUnited's loans to non-resident aliens.

     Set forth below is a table showing BankUnited's loan origination, purchase and sale activity for the periods indicated.

                                                                   YEAR ENDED SEPTEMBER 30,
                                                         ---------------------------------------
                                                            1999           1998          1997
                                                         -----------   -----------   -----------
                                                                      (IN THOUSANDS)
Total loans receivable, net, at beginning of period(1)   $ 3,042,014   $ 1,765,723   $   646,385
Loans originated:
   Residential real estate ............................      592,899       312,749       159,533
   Commercial real estate, business and consumer ......      130,226        73,692        18,804
                                                         -----------   -----------   -----------
     Total loans originated ...........................      723,125       386,441       178,337
Loans acquired in acquisitions(2) .....................           --       111,786       341,394
Loans purchased(3) ....................................      803,329     2,747,061       913,653
Loans sold ............................................      (23,564)     (173,498)      (39,934)
Loans securitized .....................................           --      (355,469)           --
Principal repayments and amortization of discounts
   and premiums .......................................   (1,228,540)   (1,435,075)     (270,281)
Increase in allowance for loan losses, net ............       (5,979)       (2,435)       (1,535)
Transfers to real estate owned, net ...................       (7,519)       (2,520)       (2,296)
                                                         -----------   -----------   -----------
   Total loans receivable, net, at end of period(1) ...  $ 3,302,866   $ 3,042,014   $ 1,765,723
                                                         ===========   ===========   ===========

-------------------------
(1)  Includes loans held for sale.
(2) Loans acquired in the Central and Consumers mergers included $69.6 million of one-to-four family residential real estate loans, $15.3 million of commercial real estate loans and $26.8 million of other types of loans. The Suncoast merger included $230.7 million of one-to-four family residential real estate loans, $95.8 million of commercial real estate loans and $14.9 million of other types of loans. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Acquisitions" for additional information regarding the acquisitions.
(3) Loans purchased are primarily one-to-four family residential real estate loans.

     The following table sets forth certain information with respect to the composition of BankUnited's loan portfolio, including mortgage loans held for sale, as of the dates indicated.

                                                                    AS OF  SEPTEMBER 30,
                           -------------------------------------------------------------------------------------------------------
                                    1999                 1998                 1997                1996                   1995
                           -------------------   ------------------   -------------------  -------------------   -----------------
                              AMOUNT    PERCENT    AMOUNT    PERCENT    AMOUNT     PERCENT   AMOUNT     PERCENT     AMOUNT   PERCENT
                           -----------   -----   -----------   ----   -----------   -----  -----------    ----   ----------- -----
                                                                   (DOLLARS IN THOUSANDS)
First and second mortgage
   loans:
   One-to four-family
     residential loans ..  $ 3,010,427    91.1%   $2,788,838   91.6%  $ 1,565,815    88.6% $ 570,951      88.3%  $ 434,884    95.9%
   Multi-family
     residential loans ..       30,057     0.9        24,392    0.8        32,163     1.8     12,559       2.0       1,124     0.2
   Commercial real estate      141,090     4.3       145,819    4.8       130,197     7.4     49,318       7.6      10,223     2.3
   Construction .........       15,425     0.5         7,827    0.3         7,477     0.4         --        --         200     0.1
   Land .................       23,659     0.7         5,410    0.2         7,997     0.5      2,687       0.4         450     0.1
                           -----------   -----   -----------   ----   -----------   -----  -----------    ----   ----------- -----
       Total first
         and second
         mortgage loans .    3,220,658    97.5     2,972,286   97.7     1,743,649    98.7    635,515      98.3     446,881    98.6
                           -----------   -----   -----------   ----   -----------   -----  -----------    ----   ----------- -----
   Consumer loans .......       33,878     1.0        30,401    1.0         1,748     0.1      2,648       0.4         920     0.2
   Commercial business
     loans ..............       48,173     1.5        15,550    0.5        10,890     0.6      5,822       0.9       3,632     0.8
                           -----------   -----   -----------   ----   -----------   -----  -----------    ----   ----------- -----
       Total loans
         receivable .....    3,302,709   100.0     3,018,237   99.2     1,756,287    99.4    643,985      99.6     451,433    99.6
                           -----------   -----   -----------   ----   -----------   -----  -----------    ----   ----------- -----
   Deferred loan fees,
     premiums and
     (discounts) ........       12,264     0.4        29,905    1.0        13,129     0.8      4,558       0.7       3,386     0.7
   Allowance for loan
     losses .............      (12,107)   (0.4)       (6,128)  (0.2)       (3,693)   (0.2)    (2,158)     (0.3)     (1,469)   (0.3)
                           -----------   -----   -----------   ----   -----------   ------  -----------   -----   ----------- -----
     Loans receivable,
        net .............  $ 3,302,866   100.0%   $3,042,014   100.0%  $ 1,765,723  100.0%  $ 646,385    100.0%  $ 453,350   100.0%
                           ===========   =====   ===========   =====   ===========  ======  ===========  =====   =========== =====

     Applicable regulations permit BankUnited to engage in various categories of secured and unsecured commercial and consumer lending, in addition to residential real estate financing, subject to limitations on the percentage of total assets attributable to certain categories of loans. An additional limitation imposed by regulation requires that certain types of loans only be made in aggregate amounts that do not exceed specified percentages of the institution's capital. The following table sets forth, as of September 30, 1999, the amount of loans (including mortgage loans held for sale) by category and expected principal repayments by year.

                                  OUTSTANDING AT                                                     2004-       2006-      2010 AND
                                SEPTEMBER 30, 1999   2000        2001        2002        2003        2005        2009     THEREAFTER
                                ----------------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
                                                                        (IN THOUSANDS)
First and second mortgage loans:
   One-to-four-family residential ..  $3,010,427  $  561,876  $  449,082  $  359,594  $  373,262  $  423,087  $  458,313  $  385,213
   Multi-family residential ........      30,057      11,528       5,681       3,875       3,356       3,369       1,837         411
   Commercial real estate ..........     141,090      39,504      25,189      21,276      15,474      17,768      19,984       1,895
   Construction ....................      15,425          11       7,699       6,739          13          29         460         474
   Land ............................      23,659      16,504       5,498       1,037         501          72          42           5
                                      ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Total first and second mortgage loans  3,220,658     629,423     493,149     392,521     392,606     444,325     480,636     387,998
                                      ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Consumer loans .....................      33,878      18,323       7,279       4,508       2,275         997         435          61
Commercial business loans ..........      48,173      31,783       6,141       9,502         507         240          --          --
                                      ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
      Total loans ..................  $3,302,709  $  679,529  $  506,569  $  406,531  $  395,388  $  445,562  $  481,071  $  388,059
                                      ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========


     As of September 30, 1999, 36.6% of BankUnited's loans receivable before net items (29.7% of total assets) were secured by properties located in Florida and 13.8% of loans receivable before net items (11.2% of total assets) were secured by properties located in California. Because of this concentration, regional economic circumstances in those states could affect the level of BankUnited's non-performing loans. The following table sets forth, as of September 30, 1999, the distribution of the amount of BankUnited's loans receivable before net items (including mortgage loans held for sale) by state.

                                                           OUTSTANDING ON
                                                         SEPTEMBER 30, 1999
                                                         ------------------
                                                           (IN THOUSANDS)

Florida(l)................................................$   1,209,620
California................................................      456,401
New York..................................................      137,523
Colorado..................................................      126,670
Virginia..................................................      101,571
New Jersey................................................      100,658
Texas.....................................................       99,816
Illinois..................................................       94,427
Massachusetts.............................................       80,187
Maryland..................................................       79,807
Michigan..................................................       72,091
Washington................................................       68,040
Connecticut...............................................       56,572
Arizona...................................................       56,332
Georgia...................................................       55,765
North Carolina............................................       51,897
Pennsylvania..............................................       45,794
Ohio......................................................       39,967
Utah......................................................       36,419
Oregon....................................................       29,279
Minnesota.................................................       24,561
Tennessee.................................................       23,942
South Carolina............................................       16,519
Nevada....................................................       15,798
New Mexico................................................       13,833
Missouri..................................................       12,938
Indiana...................................................       12,641
District of Columbia......................................       12,333
Alabama...................................................       10,546
Kansas....................................................        9,913
Wisconsin.................................................        8,262
Oklahoma..................................................        8,146
Idaho.....................................................        7,270
Kentucky..................................................        6,608
Louisiana.................................................        6,039
Arkansas..................................................        5,533
Nebraska..................................................        4,200
Wyoming...................................................        4,042
Iowa......................................................        3,769
Montana...................................................        3,486
Delaware..................................................        3,039
New Hampshire.............................................        2,801
Hawaii....................................................        2,787
Rhode Island..............................................        2,675
Mississippi...............................................        2,207
Alaska....................................................        1,984
Maine.....................................................        1,551
Vermont...................................................        1,213
Other(2)..................................................          879
Not secured by real estate................................       74,358
                                                           ------------
      Total loans......................................... $  3,302,709
                                                           ============

(1) Does not include $14.8 million of tax certificates representing liens secured by properties in Florida.
(2)  Less than $1 million in any one state.

     ONE-TO-FOUR FAMILY RESIDENTIAL MORTGAGE LOAN PURCHASES AND ORIGINATIONS. BankUnited's lending primarily involves purchasing loans in the secondary mortgage market and originating loans secured by first mortgages on real estate improved with single-family dwellings. During fiscal 1999, BankUnited began to reduce its dependence on purchasing residential mortgage loans in the secondary market by focusing on originating these loans. BankUnited originates one-to-four family residential mortgage loans through its branches and its network of wholesale brokers. In fiscal 1999, the wholesale brokers generated the majority of BankUnited's one-to-four family residential mortgage loan originations. Currently, BankUnited is generating these loans with wholesale brokers located mainly in South Florida. During fiscal year 2000, BankUnited plans to expand its wholesale broker network throughout the State of Florida and other selected states. Originations in the wholesale program, together with branch lending, reached $592.9 million in fiscal 1999 and $312.7 million for the year ended September 30, 1998.

     The Bank services loans which it originates and endeavors to purchase loans servicing-released when available and appropriate. At September 30, 1999, $3.0 billion or 91.1%, of BankUnited's total loan portfolio consisted of one-to-four family residential loans, of which $1.3 billion, or 43.3%, were adjustable rate mortgage ("ARM") loans and $1.7 billion, or 56.7%, were fixed rate mortgage loans. BankUnited's first mortgage loans purchased or originated are generally repayable over 15 or 30 years. Additionally, BankUnited offers 40 year ARM loans on a limited basis. Residential loans typically remain outstanding for shorter periods than their contractual maturities because borrowers prepay the loans in full upon sale of the mortgaged property or upon refinancing of the original loan.

     BankUnited's ARMs generally have interest rates that adjust after an initial 3, 5 or 7 year fixed-rate term ("hybrid" ARMs) and, to a lesser extent, semi-annually or annually (including One-Year CMT's which BankUnited is no longer purchasing), with subsequent interest rate adjustments at a margin over the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of one year published by the Federal Reserve. Further, a portion of these ARMs provide for initial rates of interest which are significantly below the rates which would prevail were the contractual interest rate index and margin used for repricing applied initially. Such loans are commonly referred to as being in their teaser rate period. These loans adjust to the contractual rate on the first scheduled interest rate adjustment date. The maximum interest rate adjustment of BankUnited's ARMs is generally 1% semi-annually and 6% over the life of the loan, above or below the initial rate on the loan for semi-annual adjustables, or 2% annually and 6% over the life of the loan, above or below the initial rate on the loan for annual adjustables and hybrid ARMs.

     Applicable regulations permit BankUnited to lend up to 100% of the appraised value of the real property securing a loan ("loan-to-value ratio"). When terms are favorable, BankUnited may purchase or originate single-family mortgage loans with loan-to-value ratios between 80% and 95%. In most of these cases, BankUnited will, as a matter of policy, require the borrower to obtain private mortgage insurance which insures that portion of the loan exceeding the 80% loan-to-value ratio, thereby reducing the risk to no more than 80% of appraised value. All loans are reviewed by the BankUnited's underwriters to ensure that its guidelines are met or that waivers are obtained in limited situations where offsetting factors exist.

     For loan originations, upon receipt of a completed loan application from an applicant, BankUnited generally orders a credit report, confirms income, employment and other significant information of the applicant and obtains an appraisal of the property securing the loan. BankUnited obtains the appraisal of the property from an independent third party to determine the adequacy of the collateral, and such appraisal is confirmed by one of the underwriters.

     In its loan purchases, BankUnited generally reserves the right to reject particular loans from a loan package being purchased and does reject loans in a package that do not meet its commitment criteria. In determining whether to purchase a loan, BankUnited assesses both the borrower's ability to repay the loan and the adequacy of the proposed collateral. In determining the borrower's ability to repay, BankUnited reviews information concerning the income, financial condition, employment and credit history of the applicant and generally obtains a credit report on the borrower separate from that provided by the loan seller. BankUnited reviews the appraisal obtained by the loan seller or originator and, based upon pre-determined criteria and review of the loan file, may arrange for an updated review appraisal before purchasing the loan. An appraisal will generally be ordered if the property securing the loan is located in a designated area (such as a geographic region known for fluctuating property values), if the loan size or loan -to-value ratio meets certain thresholds, or if an underwriter or other Bank officer, upon review of the loan file, determines that it is prudent to order an appraisal. With respect to a substantial percentage of loans purchased, the collateral value is confirmed by reference to a review appraisal. Otherwise, the collateral value is determined by reference to the documentation contained in the original file. A legal review of every loan file is conducted to determine the adequacy of the legal documentation. BankUnited receives various representations and warranties from the sellers of the loans regarding the quality and characteristics of the loans.

     BankUnited has adopted written, non-discriminatory underwriting standards for use in the underwriting and review of every loan considered for origination or purchase. These underwriting standards are reviewed and approved annually by BankUnited's Board of Directors. BankUnited's underwriting standards for residential mortgage loans generally conform to standards established by Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation (the "FHLMC"), except that BankUnited's underwriting standards allow it to make loans (i) to non-resident aliens, as discussed below, (ii) exceeding the FNMA or FHLMC limits, and (iii) in cases where specific characteristics of the loan or borrower may compensate for the lack of conformity with the FNMA or FHLMC criteria.

      Borrowers are required to obtain casualty insurance and, if applicable, flood insurance in amounts at least equal to the outstanding loan balance or the maximum amount allowed by law. BankUnited also requires that a survey be conducted and title insurance be obtained, insuring the priority of its mortgage lien.

     At September 30, 1999, approximately $278.8 million, or 8.4%, of the BankUnited's loan portfolio before net items were first mortgage loans to non-resident aliens secured by single-family residences located in Florida. These loans are primarily originated by BankUnited in a manner similar to that described above for other residential loans. Loans to non-resident aliens generally afford BankUnited an opportunity to receive rates of interest higher than those available from other single-family residential loans. Nevertheless, certain aspects of such loans may involve a greater degree of risk than conforming single-family residential mortgage loans. The ability to obtain access to the borrower is more limited for non-resident aliens, as is the ability to attach or verify assets located in foreign countries. BankUnited has attempted to minimize these risks through its underwriting standards for such loans (including generally more conservative loan-to-value ratios and qualification based on verifiable assets located in the United States).

     COMMERCIAL REAL ESTATE AND MULTI-FAMILY LENDING. BankUnited's commercial real estate lending division originates or participates in multi-family and commercial real estate loans from approximately $250,000 to $30.0 million. BankUnited sells a participating interest in the majority of the larger loans for risk management purposes. BankUnited's strategy is to promote commercial lending together with private banking, as both areas seek to develop long-term relationships with select businesses, real estate investors, and professionals. At September 30, 1999, BankUnited had $171.1 million of commercial real estate loans and multi-family loans, representing a total of 5.2% of BankUnited's loan portfolio before net items.

     BankUnited's commercial real estate loan portfolio includes loans secured by apartment buildings, office buildings, industrial/warehouses, retail centers and other properties, which are located in BankUnited's primary market area. Commercial real estate loans generally are originated in amounts up to 75% of the appraised value of the property securing the loan. Because commercial real estate and commercial lending requests are generally more complicated and involve larger dollar amounts, evaluation of such credit requests continues to rely on traditional credit analysis, including income projection, breakeven analysis and internal and external collateral evaluations. In determining whether to originate or purchase multi-family or commercial real estate loans, BankUnited also considers such factors as the financial condition, and track record of the borrower, and the debt service coverage of the property. Commercial real estate loans are made at both fixed and adjustable interest rates for terms of up to 15 years.

     Loans secured by commercial real estate and multi-family properties generally involve a greater degree of risk than one-to-four family residential mortgage loans. Commercial real estate loans typically involve large loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties usually depends on the successful operation of the real estate project that secures the loans and, thus, may be subject, to a greater extent, to adverse conditions in the real estate market or in the economy, particularly the interest rate environment.

     REAL ESTATE CONSTRUCTION LENDING. BankUnited makes real estate construction loans to individuals for the construction of their residences, as well as to builders and real estate developers for the construction of one-to-four-family residences and commercial and multi-family real estate. At September 30, 1999, BankUnited had $15.4 million of construction loans representing a total of 0.5% of BankUnited's loan portfolio before net items. Construction loans to individuals for their private residences typically are structured to be converted to permanent loans with the Bank at the end of the construction phase. Such residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential mortgage loans. The Bank's residential construction loans typically have terms of up to nine months and have rates higher than permanent residential mortgage loans offered by the Bank. During the construction phase, the borrower pays interest only. Generally, the maximum loan-to-value ratio of an owner occupied single-family construction loan is 90%.

     The Bank makes construction loans on commercial real estate projects secured by apartments, retail centers, industrial warehouse properties, office buildings, medical facilities or other property. Such loans are generally structured to be converted to permanent loans at the end of the construction phase, which generally runs from 12 to 24 months. These construction loans have rates and terms which are higher than permanent commercial real estate loans currently offered by the Bank and the terms are generally consistent with those of permanent loans. These loans generally provide for the payment of interest and loan fees from loan proceeds. The loans are underwritten to the same standards as commercial real estate loans described above. Because of the uncertainties inherent in estimating construction costs and the market for the project upon completion, it is often difficult to determine the total loan funds that would be required to complete a project, the related loan-to-value ratios and the likelihood of ultimate success of a project. Construction loans to borrowers other than owner-occupants also involve many of the same risks discussed above regarding commercial real estate loans and tend to be more sensitive to general economic conditions than many other types of loans.

     LAND. BankUnited makes land loans to individuals for the purchase of land for their residences, as well as to builders and real estate developers for purchase of land for future commercial development. Generally, the Bank requires for all land loans that they be developed within twelve to eighteen months. As a matter of policy the Bank does not make speculative land loans. At September 30, 1999 BankUnited had $23.7 million of land loans representing a total of 0.7% of BankUnited's loan portfolio before net items.

     COMMERCIAL BUSINESS AND SMALL BUSINESS LENDING. Commercial and small business loans totaled $48.2 million as of September 30, 1999, representing 1.5 % of total loans before net items. Commercial business loans are made to companies with annual sales revenue in excess of $5.0 million in BankUnited's market area. Small business loans are made to companies with annual sales revenue less than $5.0 million and the loans do not exceed $1.0 million. BankUnited also provides payroll, merchant services and treasury management services through outside vendors, and expects to introduce corporate credit cards and lease financing during fiscal 2000. BankUnited makes both secured and unsecured loans, although the majority of these loans are on a secured basis. The loans are typically secured by accounts receivable, inventory, equipment, and/or general corporate assets of the borrowers. The loans typically have fixed and variable prime-based interest rates and are originated for terms ranging from 1 to 5 years. In its loan underwriting, BankUnited evaluates the value of the collateral securing the loan and assesses the borrower's creditworthiness and ability to repay. A credit scoring approval is used, and exceptions to credit policy guidelines are discouraged, but may be available depending on all the circumstances. While these loans generally are made for shorter terms and at higher yields than one-to-four-family residential loans, such loans generally involve a higher level of risk than one-to-four-family residential loans because the risk of borrower default is greater and the collateral may be more difficult to liquidate and more likely to decline in value.

     CONSUMER LENDING. During fiscal 1999, BankUnited originated $23.7 million of consumer loans. Consumer loans totaled $33.9 million as of September 30, 1999, representing 1.0% of total loans before net items. Consumer loans consists primarily of automobile loans and home equity lines of credit. During fiscal 1999 BankUnited ceased its strategy of purchasing indirect paper from auto dealers and shifted its emphasis to primarily home equity lines and consumer loans. Consumer loans, with the exception of home equity lines of credit, are offered primarily on a fixed-rate, short-term basis.

The underwriting standards employed by BankUnited for consumer loans include a determination of the applicant's payment history on other debts, an assessment of the borrower's ability to make payments on the proposed loan and other indebtedness and a review of the value of the security. In addition, BankUnited utilizes an on-line application and credit scoring system to assist in determining an applicant's creditworthiness. BankUnited's consumer loans tend to have higher interest rates and shorter maturities than one-to-four family residential loans because the risk of borrower default is greater and the collateral is more likely to decline in value.

     BankUnited's home equity lines of credit are originated on owner-occupied, one-to-four family residential properties. These loans are generally limited to aggregate outstanding indebtedness secured by up to 90% of the appraised value of the property. Such lines are underwritten based upon guidelines established by BankUnited in order to evaluate the borrower's ability and willingness to repay the debt.

ASSET QUALITY

     Federal regulations require a savings institution to review its assets on a regular basis and, if appropriate, to classify assets as "substandard," "doubtful," or "loss" depending on the likelihood of loss. General allowances for loan losses are required to be established for assets classified as substandard or doubtful. For assets classified as loss, the institution must either establish specific allowances equal to the amount classified as a loss or charge off such amount. Assets that do not require classification as substandard but that possess credit deficiencies or potential weaknesses deserving management's close attention are required to be designated as "special mention." The deputy director of the appropriate OTS regional office may approve, disapprove or modify any classifications of assets and any allowance for loan losses established. BankUnited's Portfolio Management Committee reviews and classifies BankUnited's assets and reports the results to the Board of Directors monthly.

     Additionally, under standard banking practices, an institution's asset quality is also measured by the level of non-performing loans in the institution's portfolio and real estate acquired in foreclosure ("REO"). Non-performing loans consist of (i) non-accrual loans; (ii) loans that are more than 90 days contractually past due as to interest or principal but that are well-secured and (iii) loans that have been renegotiated to provide a deferral of interest or principal because of a deterioration in the financial condition of the borrower. BankUnited issues delinquency notices to borrowers when loans are 30 or more days past due, and places conventional mortgage loans on non-accrual status when more than 90 days past due. When a loan is placed on non-accrual status, BankUnited reverses all accrued and uncollected interest and also begins appropriate legal procedures to obtain repayment of the loan or otherwise satisfy the obligation.

     As of September 30, 1999, BankUnited had $24.2 million in substandard assets of which $23.8 million are included in non-performing assets. Substandard assets consisted of the following:

                                     AS OF SEPTEMBER 30, 1999
                                     ------------------------
                                         (IN THOUSANDS)

One-to-four family residential loans .     $14,107
Multi-family residential .............       1,008
Commercial real estate ...............       3,959
Land .................................         645
Commercial business and consumer loans         949
REO ..................................       3,516
                                           -------

  Total Substandard Assets ...........     $24,184
                                           =======

     In addition, $0.4 million of commercial real estate mortgage loans, and $1.0 million of commercial business loans for which reserves have been established, were classified as loss as of September 30, 1999.

     BankUnited's allowance for loan losses is established and maintained based upon management's evaluation of the risks inherent in BankUnited's loan portfolio including the economic trends and other conditions in specific geographic areas as they relate to the nature of BankUnited's portfolio. BankUnited's one-to four family residential loans and consumer loans are homogeneous in nature and no single loan is individually significant in terms of its size or potential risk of loss. Therefore, management evaluates these loans as a group of loans. Management utilizes historical loan loss, current trends in delinquencies and charge-offs, plans for problem loan administration and resolution, the views of its regulators, and other relevant factors, such as assumptions and projections of future conditions in order to determine the adequacy of the allowance for loan losses on these loans. For commercial real estate loans, an estimated value of the property or collateral securing the loan is determined through an appraisal, where possible. In instances where BankUnited has not taken possession of the property or does not otherwise have access to the premises and therefore cannot obtain an appraisal, a real estate broker's opinion as to the value of the property is obtained based primarily on a drive-by inspection. If the unpaid balance of the loan is greater than the estimated fair value of the property, reduced by estimated costs to dispose of the property, a reserve is established for the difference between the carrying value and the estimated fair value. Other non-performing loans such as non-mortgage commercial loans are evaluated individually as well. For these loans, a determination is made of the value of the collateral, if any, through examination of current financial information. If the unpaid balance of the loan is greater than estimated fair value of the property, reduced by estimated costs to dispose of the property, a reserve is established for the difference between the carrying value and the estimated fair value.

     General valuation allowances are also established on all classes of the performing portfolio and represent loss allowances that have been established to recognize the unspecified losses inherent in the loan portfolio. Unallocated reserves are established for loss exposure that may exist in the remainder of the loan portfolio but has not yet been identified. In determining the adequacy of the unallocated reserves, management considers changes in the size and composition of the loan portfolio, historical loan loss experience, current and anticipated economic conditions and BankUnited's credit administration and asset management philosophies and procedures.

     The above-described method of establishing an adequate provision for the allowance for loan losses inherently lacks precision. Because of the many factors that can affect recoverability, the estimated loss on an individual loan or group of loans may not be the same as the ultimate loss, if any, actually sustained. BankUnited performs the reserve analysis on a monthly basis which provides a mechanism for ensuring that estimated losses reasonably approximate ultimate losses, as any differences between estimated losses and ultimate losses will be immediately addressed in the evaluation and resulting loan loss provision. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Quality."

INVESTMENTS AND MORTGAGE-BACKED SECURITIES

     BankUnited maintains an investment portfolio consisting primarily of federal agency securities, trust preferred securities and tax certificates. Federal regulations limit the instruments in which BankUnited may invest its funds. BankUnited's current investment policy permits purchases primarily of investments rated in one of the three highest grades by a nationally recognized rating agency.

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

     BankUnited's portfolio also includes tax certificates issued by various counties in the State of Florida. Tax certificates represent tax obligations that are auctioned by county taxing authorities on an annual basis in order to collect delinquent real estate taxes. Although tax certificates have no stated maturity, the certificate holder has the right to collect the delinquent tax amount, plus interest, and can file for a tax deed if the delinquent tax amount is unpaid at the end of two years. Tax certificates have a claim superior to most other liens. If the holder does not file for deed within seven years, the certificate becomes null and void. BankUnited discontinued purchasing tax certificates in fiscal 1999.

     Also included in BankUnited's investment portfolio are trust preferred securities issued by FDIC-insured financial institutions or their holding companies. Such securities are primarily acquired for their liquidity and yield characteristics.

     The following table sets forth information regarding BankUnited's investments and mortgage-backed securities as of the dates indicated. Amounts shown are carrying value. For additional information regarding BankUnited's investments and mortgage-backed securities, including the carrying values and approximate market values of such securities, see Notes 1 and 6 of the Notes to Consolidated Financial Statements.

                                                                             AS OF SEPTEMBER 30,
                                                            ----------------------------------------------------
                                                                1999                1998                1997
                                                            -------------       -------------      -------------
                                                                           (DOLLARS IN THOUSANDS)
Federal agency securities.................................  $       6,752       $      22,188      $      23,283
Tax certificates..........................................         14,815              40,007             49,283
Mortgage-backed securities................................        347,224             345,756            120,271
Other(1).................................................          18,307              16,015              1,377
                                                            -------------       -------------      -------------

   Total investment securities............................  $     387,098       $     423,966      $     194,214
                                                            =============       =============      =============

   Weighted average yield.................................           6.74%               6.61%              7.17%
                                                            =============       =============      =============


-------------------------

(1) Includes $14.7 million, $15.5 million and $0 of trust preferred securities as of September 30, 1999, 1998 and 1997, respectively.

     The following table sets forth information regarding the maturities of BankUnited's investments as of September 30, 1999. Amounts shown are carrying value:

                                                                                PERIODS TO MATURITY
                                                                              FROM SEPTEMBER 30, 1999
                                                     ------------------------------------------------------------------------
                                     AS OF              WITHIN        1 THROUGH     5 THROUGH          OVER          EQUITY
                              SEPTEMBER 30, 1999        1 YEAR         5 YEARS       10 YEARS        10 YEARS      SECURITIES
                              ------------------     -----------     -----------    -----------    -----------     ----------
                                                                              (DOLLARS IN THOUSANDS)
Federal agency securities......  $     6,752         $       756     $     5,996    $         -    $         -     $         -
Tax certificates(1)............       14,815              14,815               -              -              -               -
Mortgage-backed
    securities.................      347,224                 884          12,985          3,405        329,950               -
Other..........................       18,307                 496             389              -         14,716           2,706
                                  ----------          ----------      ----------     ----------     ----------     -----------
   Total.......................  $   387,098         $    16,951     $    19,370    $     3,405    $   344,666     $     2,706
                                 ===========         ===========     ===========    ===========    ===========     ===========
   Weighted average yield......        6.74%                6.75%           6.30%          6.37%          6.77%            N/A
                                 ===========          ==========      ==========     ==========     ==========     ===========

-------------------------

(1)  Maturities are based on historical experience.

MORTGAGE LOAN SERVICING

     Prior to November 1996, BankUnited primarily serviced mortgage loans only for its portfolio. With the acquisition of Suncoast on November 15, 1996, BankUnited acquired a servicing portfolio consisting of 19,487 loans owned by outside investors. In addition, BankUnited retains the servicing on the internally generated residential loans that are sold in connection with the loan sales program.

     Servicing agreements generally provide for loan servicing fees ranging from 0.25% to 0.50% per annum of the declining principal amount of the loans, plus any late charges or other ancillary fees. Loan servicing fees for loans serviced under mortgage-backed securities programs are either subject to negotiation with the sponsoring agency or in certain instances set by the sponsoring agency. Servicing fees for loans sold to private investors are determined by agreement with the investor. Income from servicing is calculated based upon the contractual servicing fee, net of amortization of the carrying value of the mortgage servicing rights. BankUnited services mortgage loans for investors with unpaid principal balances of approximately $421.8 million and $542.0 million at September 30, 1999 and 1998, respectively, which are not reflected in the accompanying Consolidated Statements of Financial Condition.

     BankUnited is subject to certain costs and risks related to servicing delinquent loans. Servicing agreements relating to the mortgage-backed security programs of FNMA and FHLMC require the servicer to advance funds to make scheduled payments of interest, taxes and insurance, and in some instances principal, if such payments have not been received from the borrowers. However, BankUnited recovers substantially all of the advanced funds upon cure of default by the borrower, or through foreclosure proceedings and claims against agencies or companies that have insured or guaranteed the loans. Certain servicing agreements for loans sold directly to other investors require BankUnited to remit funds to the loan purchaser only upon receipt of payments from the borrower and, accordingly, the investor bears the risk of loss. BankUnited, however, is subject to the risk that declines in the market rates of interest for mortgage loans or other economic conditions will result in a revaluation of its servicing assets as borrowers refinance or otherwise prepay higher interest rate loans.

SOURCES OF FUNDS

     BankUnited's primary sources of funds for its investment and lending activities are customer deposits, loan repayments, funds from operations, BankUnited's capital (including trust preferred securities), Senior Notes and FHLB advances.

     DEPOSITS. BankUnited offers a full variety of deposit accounts ranging from passbook accounts to certificates of deposit with maturities of up to five years. BankUnited also offers transaction accounts, which include commercial checking accounts, negotiable order of withdrawal ("NOW") accounts, insured money market deposit accounts and the diamond program accounts. The diamond program is a package account which offers a suite of financial services. The rates paid on deposits are established periodically by management based on BankUnited's need for funds and the rates being offered by BankUnited's competitors with the goal of remaining competitive without offering the highest rates in the market area.

     BankUnited has placed increasing reliance on passbook accounts, money market accounts, certificates of deposit and other savings alternatives that are more responsive to market conditions than long-term, fixed-rate certificates. While market-sensitive savings instruments permit BankUnited to reduce its cost of funds during periods of declining interest rates, such savings instruments also increase BankUnited's vulnerability to periods of high interest rates. There are no regulatory interest rate ceilings on BankUnited's accounts.

     The following table sets forth information concerning BankUnited's deposits by account type and the weighted average nominal rates at which interest is paid thereon as of the dates indicated:

                                                                             AS OF SEPTEMBER 30,
                                                   -----------------------------------------------------------------------
                                                            1999                    1998                    1997
                                                   ----------------------     --------------------    --------------------
                                                       AMOUNT        RATE          AMOUNT     RATE       AMOUNT       RATE
                                                   -------------     ----     -------------   ----    -------------   ----
                                                                           (DOLLARS IN THOUSANDS)

Passbook accounts................................  $     379,503    4.57%    $     258,158    4.72%  $     160,557    4.66%
                                                   -------------    ----      -------------   ----    -------------   ----
Checking:
   Non-interest bearing..........................         50,075       -            46,748       -          21,436       -
   Insured money market..........................         92,785    4.04           115,104    4.05          20,325    4.00
   NOW accounts..................................        125,617    2.75            71,431    3.26          57,471    3.12
                                                    ------------              ------------            ------------
     Total transaction accounts..................        268,477                   233,283                  99,232
                                                    ------------              ------------            ------------
     Total passbook and checking accounts........        647,980                   491,441                 259,789
                                                    ------------              ------------            ------------

Certificates:
   30-89-day certificates of deposit.............          2,260    4.40             3,485    4.63               -       -
   3-5-month certificates of deposit.............         28,943    4.63            96,221    5.20          18,674    4.94
   6-8-month certificates of deposit.............        273,090    4.92           516,674    5.47         439,091    5.67
   9-11-month certificates of deposit............        138,684    5.26           104,296    5.69          15,721    5.66
   12-17-month certificates of deposit...........        688,792    5.21           618,385    5.62         285,305    5.73
   18-23-month certificates of deposit...........         83,369    5.55             9,770    5.64          20,410    5.80
   24-29-month certificates of deposit...........        102,394    5.66            35,497    5.76          58,279    5.84
   30-35-month certificates of deposit...........         26,550    5.97            15,040    5.89          12,517    5.85
   36-60-month certificates of deposit...........        109,686    6.13            72,856    6.07          64,106    6.07
   Public funds..................................        178,050    4.98            86,159    5.35          22,000    5.78
   Brokered certificates of deposit..............              -                    75,000    5.66               -       -
                                                    ------------              ------------              ----------
     Total certificates..........................      1,631,818                 1,633,383                 936,103
                                                    ------------              ------------              ------------
       Total.....................................  $   2,279,798             $   2,124,824           $   1,195,892
                                                   =============             =============           =============
         Weighted average rate...................                   4.83%                     5.18%                   5.32%


     The following table sets forth information by various rate categories regarding the amounts of BankUnited's certificate accounts (under $100,000) as of September 30, 1999 that mature during the periods indicated:


                                                                             PERIODS TO MATURITY
                                                                           FROM SEPTEMBER 30, 1999
                                                     --------------------------------------------------------------
                                         AS OF            WITHIN            1 TO            2 TO         MORE THAN
                                  SEPTEMBER 30, 1999      1 YEAR           2 YEARS         3 YEARS        3 YEARS
                                 ------------------- ----------------    -----------    -----------     -----------
                                                                               (IN THOUSANDS)
Certificate accounts:
   3.00% to 3.99%................     $     1,328         $     1,328    $         -    $         -     $         -
   4.00% to 4.99%................         540,237             517,161         22,256            402             418
   5.00% to 5.99%................         571,250             379,906        155,744         14,838          20,762
   6.00% to 6.99%................          66,389               5,936          4,516         41,704          14,233
   7.00% to 7.99%................             907                 851             56              -               -
                                       ----------          ----------     ----------     ----------      ----------
     Total certificate accounts
       (under $100,000)..........     $ 1,180,111         $   905,182    $   182,572    $    56,944     $    35,413
                                      ===========         ===========    ===========    ===========     ===========

     The following table sets forth information by various rate categories regarding the amounts of the BankUnited's jumbo ($100,000 and over) certificate accounts as of September 30, 1999 that mature during the periods indicated:


                                                                             PERIODS TO MATURITY
                                                                           FROM SEPTEMBER 30, 1999
                                                     --------------------------------------------------------------
                                         AS OF            WITHIN            1 TO            2 TO         MORE THAN
                                  SEPTEMBER 30, 1999      1 YEAR           2 YEARS         3 YEARS        3 YEARS
                                 ------------------- ----------------    -----------    -----------     -----------
                                                                               (IN THOUSANDS)
Jumbo certificate accounts:
   3.00% to 3.99%................     $       227         $       227    $         -    $         -     $         -
   4.00% to 4.99%................         177,477              88,251         88,705            417             104
   5.00% to 5.99%................         252,026             181,189         63,239          4,161           3,437
   6.00% to 6.99%................          21,230               2,981          4,829          9,305           4,115
   7.00% to 7.99%................             747                 547              -              -             200
                                       ----------          ----------     ----------     ----------      ----------
   Total Jumbo certificate
     amounts.....................     $   451,707         $   273,195    $   156,773    $    13,883     $     7,856
                                      ===========         ===========    ===========    ===========     ===========

     Included in the table of jumbo certificates accounts above, are $178.1 million in certificates of deposit issued to the State of Florida, referred to as public funds, which have interest rates ranging from 4.19% to 5.93%.

     Of BankUnited's total deposits, excluding public funds, at September 30, 1999, 1998, and 1997, 13.0% 12.3%, and 11.5%, respectively, were deposits of
$100,000 or more issued to the general public. Although jumbo certificates of deposit are generally more rate sensitive than smaller size deposits, management believes that BankUnited will retain these deposits.

     In fiscal 1999, BankUnited opened two new branch offices. In fiscal 2000, BankUnited intends to open six to eight additional branch offices including one which opened in the first quarter of fiscal 2000.

     BORROWINGS. When BankUnited's primary sources of funds are not sufficient to meet deposit outflows, loan originations and purchases and other cash requirements, BankUnited may borrow funds from the FHLB of Atlanta and from other sources. The FHLB system acts as an additional source of funding for savings institutions. In addition, BankUnited uses subordinated notes, securities sold under agreements to repurchase and trust preferred securities in order to increase available funds.

     FHLB borrowings, known as "advances," are made on a secured basis, and the terms and rates charged for FHLB advances vary in response to general economic conditions. As a shareholder of the FHLB of Atlanta, the Bank is authorized to apply for advances from this bank. A wide variety of borrowing plans are offered by the FHLB of Atlanta, each with its own maturity and interest rate. A significant portion of BankUnited's advances were obtained through a convertible advances program that permits the FHLB to convert an advance from a fixed-rate basis to a floating-rate basis at its discretion on a specified "call" date which generally occurs every three months following an initial period ranging from three months to two years. Should the FHLB elect to exercise this option, BankUnited can either accept the converted advance or repay it in full. The FHLB of Atlanta will consider various factors, including an institution's regulatory capital position, net income, quality and composition of assets, lending policies and practices, and level of current borrowings from all sources, in determining the amount of credit to extend to an institution. In addition, an institution that fails to meet the qualified thrift lender test may have restrictions imposed on its ability to obtain FHLB advances. The Bank currently meets the qualified thrift lender test.

     During the 1997 and 1998 fiscal years, BankUnited issued an aggregate of $227.2 million in Junior Subordinated Deferrable Interest Debentures, which were purchased by its Delaware trust subsidiaries primarily with proceeds from the sale of trust preferred securities. See Note 13 of the Notes to Consolidated Financial Statements for a description of the Junior Subordinated Deferrable Interest Debentures and the trust preferred securities. In November 1999, the Board of Directors of BankUnited authorized the purchase from time to time in the open market, or otherwise, of up to 300,000 shares of trust preferred securities issued by BankUnited's trust subsidiaries. As of the date of filing of this Annual Report on Form 10-K, BankUnited had purchased a total of 71,999 shares of trust preferred securities issued by its trust subsidiaries on the open market at a cost of $1.3 million.

     During November 1998, the Bank established a medium-term note program which permits the issuance, from time to time, of up to a total of $500 million aggregate principal amount of the Senior Notes, with maturities from 9 months to 10 years from the date of issuance. As a condition of issuance, interest, principal and any redemption premium on all offered Senior Notes are supported by an irrevocable standby letter of credit of the FHLB of Atlanta. The Senior Notes provide an additional source of funding, potentially with longer maturities with attractive rates. In February 1999, the Bank issued and sold $200 million of Senior Notes which mature five years from the date of issuance and bear interest at an annual rate of 5.40% payable semiannually. The Bank intends to use the net proceeds from the sale of the notes for general corporate purposes that will ultimately promote home financing or other housing activity and assist the Bank's asset/liability management. The notes have been rated "Aaa" by Moody's Investors Service, Inc. and "AAA" by Standard and Poor's Rating Services.

     The following tables set forth information as to BankUnited's borrowings as of the dates and for the periods indicated.

                                                                     AT SEPTEMBER 30,
                                        ---------------------------------------------------------------------------
                                                 1999                      1998                       1997
                                        ----------------------    ----------------------     ----------------------
                                                     WEIGHTED                   WEIGHTED                  WEIGHTED
                                                     AVERAGE                    AVERAGE                   AVERAGE
                                           BALANCE     RATE         BALANCE      RATE          BALANCE     RATE
                                         ----------  -------      -----------   ------       -----------  ------
                                                                  (DOLLARS IN THOUSANDS)
PERIOD END BALANCES:
FHLB advances(l)......................  $ 1,096,447     5.46%     $ 1,021,466     5.61%      $   671,484    5.87%
Company Obligated Mandatorily
   Redeemable Trust Preferred
   Securities of Subsidiary Trusts
   Holding Solely Junior
   Subordinated Deferrable
   Interest Debentures of
   BankUnited(2)......................      218,500     9.53          218,500     9.53           116,000   10.17
Senior notes..........................      200,000     5.40                -        -                 -       -
Securities sold under agreements
   to repurchase(3)...................       31,701     5.34          121,148     5.43            30,000    5.64
                                         ----------  -------      -----------   ------       -----------  ------
   Total borrowings...................  $ 1,546,648     6.02%     $ 1,361,114     6.22%      $   817,484    6.47%
                                        ===========  =======      ===========   ======       ===========  ======

                                                              FOR THE YEAR ENDED SEPTEMBER 30,
                                        ---------------------------------------------------------------------------
                                                 1999                      1998                       1997
                                        ----------------------    ----------------------     ----------------------
                                                     WEIGHTED                   WEIGHTED                  WEIGHTED
                                                     AVERAGE                    AVERAGE                   AVERAGE
                                           BALANCE     RATE         BALANCE      RATE          BALANCE     RATE
                                         ----------  -------      -----------   ------       -----------  ------
                                                                  (DOLLARS IN THOUSANDS)
AVERAGE BALANCES:
FHLB advances(l)......................  $   917,560     5.41%     $   901,269     5.64%      $   325,580    5.77%
Company Obligated Mandatorily
   Redeemable Trust Preferred
   Securities of Subsidiary Trusts
   Holding Solely Junior Subordinated
   Deferrable Interest Debentures of
   BankUnited(2)......................      218,500     9.68          173,288     9.81            63,008   10.27
Subordinated notes....................            -        -                -        -               704   10.53
Senior notes..........................      132,055     5.76                -        -                 -       -
Securities sold under agreements to
   repurchase(3)......................       25,311     5.86           97,292     5.69             8,828    5.73
                                         ----------  -------       ----------   ------        ----------  ------
   Total borrowings...................  $ 1,293,426    6.18%      $ 1,171,849     6.26%      $   398,120    6.49%
                                        ===========  =======      ===========   ======       ===========  ======

-------------------------
   (1) The maximum amount of FHLB advances outstanding during the years ended September 30, 1999, 1998 and 1997 was $1.1 billion, $1.3 billion and $671.5 million, respectively.
   (2) The maximum amount of trust preferred securities outstanding during the years ended September 30, 1999, 1998 and 1997 was $218.5 million, $218.5 million and $116.0 million, respectively.
   (3) The maximum amount of securities sold under agreements to repurchase at any month-end during the years ended September 30, 1999, 1998, and 1997 was $96.9 million, $192.6 million and $30.0 million, respectively.

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

     Bay Holdings, Inc., a Florida corporation ("Bay Holdings"), is a wholly owned operating subsidiary of the Bank that holds title to, maintains, manages and supervises the disposition of one-to-four family residential property acquired through foreclosure. Bay Holdings was established in 1994 for the purpose of insulating the Bank from risk of liability concerning maintenance, management and disposition of one-to-four family residential property.

     BU Ventures, Inc., a Florida corporation, is a wholly owned operating subsidiary of BankUnited organized in 1994 to assume from T&D the responsibility for the maintenance, management and disposition of real property acquired through tax deeds. BU Ventures, Inc. is currently inactive.

     BankUnited Mortgage Corporation, a Florida corporation ("BMC"), is a wholly owned operating subsidiary of BankUnited which was established in 1996 for the purpose of servicing loans secured by real property. BMC is currently inactive.

     BankUnited Capital, BankUnited Capital II and BankUnited Capital III (the "Trusts") are Delaware statutory business trusts wholly owned by BankUnited. BankUnited Capital was formed in 1996, and BankUnited Capital II and BankUnited Capital III were formed in 1997, for the purpose of issuing Trust Preferred Securities and investing the proceeds therefrom in Junior Subordinated Deferrable Interest Debentures issued by BankUnited.

     BUFC Financial Services, Incorporated, a Florida corporation ("BUFC"), is a wholly owned operating subsidiary of BankUnited organized in 1997 for the purpose of selling annuities, insurance and securities products. BUFC sells fixed and variable annuities and mutual funds to customers of the Bank and others. The program is conducted separate from the business of the Bank by licensed insurance agents/registered securities representatives under the supervision of a registered broker-dealer. BUFC is also reviewing the feasibility of selling traditional life, health or property and casualty insurance products.

     BankUnited Financial Services, Inc., a Florida corporation, is a wholly owned operating subsidiary of BankUnited, organized in 1997 for the purpose of brokering loans.

     CRE Properties, Inc., a Florida corporation, is a wholly owned operating subsidiary of the Bank that holds title to, and maintains, manages and supervises the disposition of commercial real estate acquired through foreclosure. CRE Properties, Inc. was established in 1998 for the purpose of insulating the Bank from risk of liability concerning maintenance, management and disposition of commercial real estate.

EMPLOYEES

     At September 30, 1999, BankUnited had 423 full-time equivalent employees. BankUnited's employees are not represented by a collective bargaining group, and BankUnited considers its relations with its employees to be excellent. BankUnited provides employee benefits customary in the savings industry, which include group medical and life insurance, a 401(k) profit sharing plan and paid vacations. BankUnited also provides incentive compensation plans (including stock bonus and stock option plans) for officers, directors and employees.

REGULATION

     The following discussion is a summary of the significant provisions of the banking laws and regulations which affect BankUnited and the Bank.

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

     In addition, the FDICIA requires each federal banking agency to have standards relating to internal controls, information systems, and internal audit systems that are designed to assess the financial condition and management of the institution; loan documentation; credit underwriting; interest rate exposure; asset growth; and compensation, fees and benefits. The FDICIA also establishes the qualified thrift lender ("QTL") investment percentage applicable to SAIF-insured institutions, (see "-- Savings Institution Regulations--Qualified Thrift Lender Test" below) and pursuant to the FDICIA, a risk based assessment system for insured depository institutions (see "--Savings Institution Regulations--Insurance of Accounts" below) has been implemented. The FDICIA further requires annual on-site full examinations of depository institutions, with certain exceptions, and annual reports on institutions' financial and management controls.

     THE RIEGLE-NEAL INTERSTATE BANKING AND BRANCHING EFFICIENCY ACT OF 1994. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Branching Act"), which was enacted in September 1994, generally does not directly affect savings associations, except for a provision that allows an insured savings association that was an affiliate of a bank on July 1, 1994, to act as the bank's agent as though it were an insured bank affiliate of the bank.

     GRAMM-LEACH-BLILEY ACT. The Gramm-Leach-Bliley Act (the "Act") was signed into law in November 1999 to remove depression-era barriers that separate banking, securities and insurance functions. The Act allows full affiliation between banks and securities firms by permitting the creation of financial holding companies designed to engage in a range of financial activities, including securities underwriting and merchant banking. The Act also repeals the SAIF special reserve; modernizes the Federal Home Loan Bank System; provides for less frequent Community Reinvestment Act ("CRA") compliance examinations for community banks with $250 million or less in assets, and gives customers the right to prevent banks from sharing information with third parties, such as telemarketers. The Act prohibits unitary savings and loan holding companies formed after May 4, 1999 from engaging in nonfinancial activities, and also prohibits purchase of unitary thrift holding companies by commercial firms. Certain provisions of the Act were effective immediately upon signing; other provisions generally take effect between 120 days and 18 months following enactment.

SAVINGS AND LOAN HOLDING COMPANY REGULATIONS

     TRANSACTIONS WITH AFFILIATES. BankUnited is a unitary savings and loan holding company and is subject to OTS regulations, examination, supervision and reporting requirements pursuant to certain provisions of the Home Owners' Loan Act (the "HOLA") and the Federal Deposit Insurance Act. As an insured institution and a subsidiary of a savings and loan holding company, the Bank is subject to restrictions in its dealings with companies that are "affiliates" of BankUnited under the HOLA, certain provisions of the Federal Reserve Act that were made applicable to savings institutions by the FIRREA, and OTS regulations.

     As a result of the FIRREA, savings institutions' transactions with their affiliates are subject to the limitations set forth in the HOLA and the OTS regulations, which incorporate Sections 23A, 23B, 22(g) and 22(h) of the Federal Reserve Act and Regulation O adopted by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Under Section 23A, an "affiliate" of a member institution is defined generally as (i) any company that controls the institution and any other company that is controlled by the company that controls the institution, (ii) a bank subsidiary of the institution, (iii) any company that is controlled by the shareholders who control the institution or any company that controls the institution, (iv) any company, including a real estate investment trust, that's sponsored and advised on a contractual basis by the institution, its subsidiary or affiliate, or (v) any company that is determined by regulation or order to have a relationship with the institution (or any subsidiary or affiliate of the institution) such that "covered transactions" by the institution or its subsidiary with the company may be affected by the relationship to the detriment of the institution. "Control" is determined to exist if a percentage stock ownership test is met or if there is control over the election of directors or the management or policies of the company or institution. "Covered transactions" generally include loans or extensions of credit to an affiliate, purchases of securities issued by an affiliate, purchases of assets from an affiliate (except as may be exempted by order or regulation), and certain other transactions.

     The OTS regulations and Sections 23A and 23B require that covered transactions and certain other transactions with affiliates be on terms and conditions consistent with safe and sound banking practices which are substantially the same, or at least as favorable to the institution or its subsidiary, as those for comparable transactions with non-affiliated parties, and imposes quantitative restrictions on the amount of covered transactions in which an institution may engage and collateralization requirements on covered transactions. In addition, a savings institution is prohibited from extending credit to an affiliate (other than a subsidiary of the institution), unless the affiliate is engaged only in activities that the Federal Reserve Board has determined, by regulation, to be permissible for bank holding companies. Sections 22(g) and 22(h) of the Federal Reserve Act impose limitations on loans and extensions of credit from an institution to its executive officers, directors and principal shareholders and each of their related interests.

     ACTIVITIES LIMITATIONS. A unitary savings and loan holding company in existence or applied for before May 4, 1999, which includes BankUnited, whose sole insured institution subsidiary qualifies as a QTL (described below) generally has the broadest authority to engage in various types of business activities, including nonfinancial activities. A holding company that acquires another institution and maintains it as a separate subsidiary or whose sole subsidiary fails to meet the QTL test will become subject to the activities limitations applicable to multiple savings and loan holding companies. The Gramm- Leach-Bliley Act prohibits companies that become unitary savings and loan holding companies pursuant to an application filed with the OTS after May 4, 1999 from engaging in nonfinancial activities or affiliating with nonfinancial entities.

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

     The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions are classified as well capitalized (i.e., a Tier 1 leverage ratio of at least 5%, a ratio of Tier I or core capital to risk-weighted assets ("Tier I risk-based capital ratio") of at least 6% and a total risk- based capital ratio of at least 10%) and considered financially sound pay the lowest premium while institutions that are less than adequately capitalized (i.e., a Tier I leverage ratio or a Tier I risk-based capital ratio of less than 4% or a total risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

     The FDIC is authorized to increase or decrease assessment rates on a semiannual basis, up to a maximum increase or decrease of 5 basis points after aggregating all increases and decreases, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as is established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

     In September 1996, Congress enacted legislation to eliminate any competitive disadvantage between BIF and SAIF member institutions, from SAIF deposit insurance premiums, which were generally higher than BIF deposit insurance premiums. The legislation provided for a one-time assessment to be imposed on all deposits assessed at the SAIF rates, as of March 31, 1995, in order to recapitalize the SAIF. It also provided for the merger of the BIF and the SAIF on January 1, 1999 if no savings associations then existed. The special assessment rate was established at .657% of deposits by the FDIC and the resulting assessment of $2.6 million (exclusive of an additional $2.3 million payment which relates to Suncoast deposits) was paid in November 1996. This special assessment significantly increased non-interest expense and adversely affected the Bank's results of operations for the year ended September 30, 1996. As a result of the special assessment, the Bank's deposit insurance premiums were initially reduced to 6.7 basis points, and as of September 30, 1999 to 6.2 basis points based upon its current risk classification and the new assessment schedule for SAIF insured institutions. These premiums are subject to change in future periods.

     Prior to the enactment of the legislation, a portion of the SAIF assessment imposed on savings associations was used to repay obligations issued by a federally chartered corporation to provide financing ("FICO") for resolving the thrift crisis in the 1980's. Although the FDIC has proposed that the SAIF assessment be equalized with the BIF assessment schedule, SAIF-insured institutions will continue to be subject to a FICO assessment as a result of this continuing obligation. Although the legislation also now requires assessments to be made on BIF-assessable deposits for this purpose, that assessment will be limited to 20% of the rate imposed on SAIF assessable deposits until the earlier of December 31, 1999 or when no savings association continue to exist, thereby imposing a greater burden on SAIF member institutions such as the Bank. Thereafter, however, assessments on BIF-member institutions will be made on the same basis as SAIF-member institutions. The rates to be established by the FDIC to implement this requirement for all FDIC-insured institutions were 6.48 basis points assessment on SAIF deposits and 1.30 basis points on BIF deposits until BIF insured institutions participate fully in the assessment.

     REGULATORY CAPITAL REQUIREMENTS. As mandated by the FIRREA, the OTS adopted capital standards under which savings institutions must currently maintain (i) a tangible capital requirement of 1.5% of adjusted total assets, (ii) a leverage (or core capital) ratio of 3.0% of adjusted total assets, and (iii) a risk-based capital requirement of 8.0% of risk-weighted assets. These requirements (which cannot be less stringent than those applicable to national banks) apply to the Bank. Under current law and regulations, there are no capital requirements directly applicable to BankUnited.

     Under the current OTS regulations, "tangible capital" includes common shareholders' equity (including retained earnings), noncumulative perpetual preferred stock and related earnings, certain qualifying nonwithdrawable accounts and pledged deposits, and minority interests in fully consolidated subsidiaries, less intangible assets (except certain servicing assets) and specified portions of debt and equity investments in certain subsidiaries. "Core capital" is tangible capital plus limited amounts of intangible assets meeting marketability criteria. The "risk-based capital" requirement provides that an institution's total capital must equal 8% of risk-weighted assets. Certain institutions will be required to deduct an interest rate risk component from their total capital, as described below. "Total capital" equals core capital plus "supplementary capital" (which includes specified amounts of perpetual cumulative preferred stock, certain limited-life preferred stock, subordinated debt and other capital instruments) in an amount equal to not more than 100% of core capital. "Risk-weighted assets" are determined by assigning designated risk weights based on the credit risk associated with the particular asset. As provided by OTS regulations, representative risk weights include: 0% for cash and assets that are backed by the full faith and credit of the United States; 20% for cash items in the process of collection, FHLB stock, agency securities (not including equity securities) not backed by the full faith and credit of the United States and certain high-quality mortgage-related securities; 50% for certain revenue bonds, qualifying mortgage loans, certain non-high-quality mortgage-related securities and certain qualifying residential construction loans; and 100% for consumer, commercial and other loans, repossessed assets, assets that are 90 or more days past due, and other assets.

     As of September 30, 1999, the Bank's tangible, core and risk-based capital ratios were 7.9%, 7.9% and 15.5%, respectively.

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

     A "well capitalized" institution must have a total risk-based capital ratio of 10% or more, a Tier 1 leverage ratio of 5% or more and a Tier I risk-based capital ratio (based on the ratio of Tier 1 risk-based capital to risk-weighted assets) of 6% or more and may not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the OTS. The Bank is a well capitalized institution under the definitions as adopted. An institution will be categorized as "adequately capitalized" if it has a total risk-based capital ratio of 8% or more, a Tier 1 risk-based capital ratio of 4% or more, and either a leverage ratio of 4% or more or a leverage ratio of 3% or more and a CAMEL composite rating of 1; "undercapitalized" if it has a total risk-based capital ratio of less than 8%, a Tier I risk-based capital ratio of less than 4%, or either a leverage ratio of less than 4% or a leverage rate of less than 3% and a CAMEL rating of 1; "significantly undercapitalized" if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%; and "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2%.

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

     RESTRICTIONS ON DIVIDENDS AND OTHER CAPITAL DISTRIBUTIONS. The current OTS regulation applicable to the payment of dividends or other capital distributions by savings institutions imposes limits on capital distributions based on an institution's regulatory capital levels and net income. An institution that meets or exceeds all of its capital requirements (both before and after giving effect to the distribution) and is not in need of more than normal supervision would be a "Tier 1 association." A Tier I association may make capital distributions during a calendar year of up to the greater of (i) 100% of net income for the current calendar year plus the amount that would reduce by 50% its capital surplus ratio at the beginning of the calendar year or (ii) the amount permitted for a "Tier 2 association" that meets applicable capital standards, which is 75% of its net income over the most recent four quarters. Any additional capital distributions would require notice and opportunity for objection or prior regulatory approval. The Bank currently exceeds its fully phased-in capital requirements and qualifies as a Tier I association under the regulation. A "Tier 3 association" is defined as an institution that does not meet all of the minimum regulatory capital requirements and therefore may not make any capital distributions without the prior approval of the OTS.

     Savings institutions must provide the OTS with at least 30 days written notice before making any capital distributions. All such capital distributions are also subject to the OTS' right to object to a distribution on safety and soundness grounds.

     Effective April 1, 1999, the OTS adopted regulations that conform capital distribution restrictions to the rules of the other banking agencies. The rule requires a savings association to file an application with the OTS prior to making any capital distribution, if the total amount of the association's capital distributions, including the proposed distribution, for the applicable calendar year exceeds the association's net income for that year to date plus the association's retained net income for the preceding two years, if the association is not eligible for expedited treatment, if the association would not be at least adequately capitalized following the distribution or if the proposed distribution would violate an applicable statute, regulation, agreement with the OTS or conditions imposed by an OTS-approved application or notice. A notice would be required if an application is not required, but the savings association would not be well capitalized after the distribution, the proposed distribution would reduce the amount of or retire any part of the association's common or preferred stock or any part of debt instruments such as notes or debentures included in capital (other than regular debt payments on approved debt instruments), or the association is a holding company subsidiary. In all other circumstances not listed herein, no notice or application would be required before making a capital distribution. A savings association would qualify for expedited treatment if it has a CAMEL rating of 1 or 2, has a CRA rating of satisfactory or better, has a compliance rating of 1 or 2, is meeting all of its capital requirements, and is not of supervisory concern. The OTS may disapprove a notice or deny an application, in whole or in part, if the association would be undercapitalized or worse after the distribution, if the OTS determines that the distribution raises safety or soundness concerns, or if the distribution violates any applicable statute, regulation, agreement between the OTS and the association or condition imposed by an OTS-approved application or notice.

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

     Any savings institution that fails to become or remain a QTL must either convert to a national bank charter or be subject to restrictions specified in the OTS regulations. Any such savings institution that does not become a bank will be: (i) prohibited from making any new investment or engaging in activities that would not be permissible for national banks; (ii) prohibited from establishing any new branch office in a location that would not be permissible for a national bank in the institution's home state; (iii) ineligible to obtain new advances from any FHLB; and (iv) subject to limitations on the payment of dividends comparable to the statutory and regulatory dividend restrictions applicable to national banks. Also, beginning three years after the date on which the savings association ceases to be a QTL, the savings association would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding advances to any FHLB. A savings institution may requalify as a QTL if it thereafter complies with the QTL test. At September 30, 1999, the Bank exceeded the QTL requirements.

     FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB system, which consists of 12 regional Federal Home Loan Banks governed and regulated by the Federal Housing Finance Board. The Federal Home Loan Banks provide a central credit facility for member institutions, The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations as of the close of each calendar year, or 5% of its borrowings from the FHLB of Atlanta (including advances and letters of credit issued by the FHLB on the Bank's behalf). The Bank is currently in compliance with this requirement, with a $54.9 million investment in stock of the FHLB of Atlanta as of September 30, 1999.

     The FHLB of Atlanta makes advances to members in accordance with policies and procedures periodically established by the Federal Housing Finance Board and the Board of Directors of the FHLB of Atlanta. Currently outstanding advances from the FHLB of Atlanta are required to be secured by a member's shares of stock in the FHLB of Atlanta and by certain types of mortgages and other assets. The FIRREA further limited the eligible collateral in certain respects. Interest rates charged for advances vary depending on maturity, the cost of funds to the FHLB of Atlanta and the purpose of the borrowing. As of September 30, 1999, advances from the FHLB of Atlanta totaled $1.1 billion. The FIRREA restricts the amount of FHLB advances that a member institution may obtain, and in some circumstances requires repayment of outstanding advances, if the institution does not meet the QTL test. See "--Qualified Thrift Lender Test," above.

     LIQUIDITY. OTS regulations currently require member savings institutions to maintain for each calendar quarter an average daily balance of liquid assets (cash and certain time deposits, securities of certain mutual funds, bankers' acceptances, corporate debt securities and commercial paper, and specified U.S. government, state government and federal agency obligations) equal to at least 4% of either the amount of its liquidity base at the end of the preceding calendar quarter or the average daily balance of its liquidity base during the preceding quarter. "Liquidity base" means the institution's net withdrawable deposits and short-term borrowings (generally borrowings having maturities of one year or less). The Director of the OTS may vary this liquidity requirement from time to time within a range of 4% to 10%. Monetary penalties may be imposed for failure to meet liquidity requirements. For the month of September 1999, the Bank's liquidity ratio was 6.96%. The Bank is also required to maintain cash reserve requirements at the Federal Home Loan Bank. At September 30, 1999 this cash reserve requirement was $11.3 million.

     COMMUNITY REINVESTMENT ACT. Under the Community Reinvestment Act (the "CRA"), as implemented by the OTS regulations, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a financial institution, to assess the institution's record of meeting the credit needs of its community and to take such records into account in its evaluation of certain applications. The FIRREA amended the CRA to require public disclosure of an institution's CRA rating and to require that the OTS provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system in lieu of the existing five-tiered numerical rating system. Based upon the last OTS examination in fiscal 1997, the Bank's CRA rating is satisfactory.

     Effective July 1, 1995, the OTS together with the other federal banking agencies, adopted a joint rule amending each of their regulations concerning the CRA. Subject to certain exceptions and elections, the regulations prescribe three tests for the evaluation of a savings institution's performance. The lending test evaluates a savings institution's record of helping to meet the credit needs of its assessment area through its lending activities by considering an institution's home mortgage, small business, small farm, and community development lending. The investment test evaluates a savings institution's record of helping to meet the credit needs of its assessment area through qualified investments that benefit its assessment area or a broader statewide or regional area including the assessment area. Finally, the service test evaluates a savings institution by analyzing both the availability and the effectiveness of the institution's systems for delivering retail banking services and the extent and innovativeness of its community development services. Based upon the savings institution's performance under the lending, investment and service tests, and any other tests which may be applicable to the institution under the new regulations, the OTS will assign the savings institution one of the same four ratings prescribed under current regulations. Additionally, under the new regulations, the OTS will continue to consider an institution's record of performance under the CRA in the same manner and for the same purposes as required under current regulations.

     These regulations, while effective July 1, 1995, were implemented over a two-year time frame. The revised performance tests became mandatory and were deemed to replace the regulations described above effective July 1, 1997.

     LOANS-TO-ONE-BORROWER LIMITATIONS. The FIRREA provided that loans-to-one borrower limits applicable to national banks apply to savings institutions. Generally, under current limits, loans and extensions of credit outstanding at one time to a single borrower shall not exceed 15% of the savings institution's unimpaired capital and unimpaired surplus. Loans and extensions of credit fully secured by certain readily marketable collateral may represent an additional 10% of unimpaired capital and unimpaired surplus. As of September 30, 1999, the Bank was in compliance with the loans-to-one-borrower limitations.

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

TAXATION

     BankUnited reports its income and expenses under an accrual method of accounting and, prior to 1994, filed federal income tax returns on a calendar year basis. Since 1994, BankUnited and its subsidiaries have elected to file consolidated tax returns on the basis of a fiscal year ending September 30. The Tax Reform Act of 1986 (the "1986 Act"), which was signed into law on October 22, 1986, revised the income tax laws applicable to corporations in general and to savings institutions, such as the Bank, in particular. Except as specifically noted, the discussion below relates to taxable years beginning after December 31, 1986.

     BankUnited has not been notified of a proposed examination of its federal income tax returns by the Internal Revenue Service (the "IRS").

BAD DEBT RESERVES

     DEDUCTIONS. Prior to legislation enacted in August 1996, the Internal Revenue Code (the "Code") permitted savings institutions, such as the Bank, to establish a reserve for bad debts and to make annual additions thereto, which additions might, within specified formula limits, be deducted in determining taxable income. The bad debt reserve deduction was generally based upon a savings institution's actual loss experience (the "experience method"). In addition, provided that certain definitional tests relating to the composition of assets and sources of income were met, a savings institution was permitted to elect annually to compute the allowable addition to its bad debt reserve for losses on qualifying real property loans (generally loans secured by improved real estate) by reference to a percentage of its taxable income (the "percentage of taxable income method").

     Under the percentage of taxable income method, a savings institution was permitted, in general, to claim a deduction for additions to bad debt reserves equal to 8% of the savings institution's taxable income. Taxable income for this purpose was defined as taxable income before the bad debt deduction, but without regard to any deduction allowable for any addition to the reserve for bad debt. Certain adjustments were also required for gains on the sale of corporate stock and tax exempt obligations. For this purpose, the taxable income of a savings institution for a taxable year was calculated after utilization of net operating loss carry forwards.

     In August of 1996, legislation was enacted that repealed the reserve method of accounting (including the percentage of taxable income method) used by many thrifts, including the Bank, to calculate their bad debt deduction for federal income tax purposes. The legislation required thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. As such, thrifts with assets whose tax basis exceeds $500,000,000 must change to the specific charge off method in computing its bad debt deduction. As such, the Bank must use the specific charge off method in computing its bad debt deduction for tax years beginning after December 31, 1995.

     As a result of this change in accounting method, the Bank must recapture the excess of its September 30, 1996 bad debt reserve over the reserve in existence on December 31, 1987. This recapture will occur over a six-year period, commencing with the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. The management of BankUnited does not believe that the legislation will have a material impact on BankUnited or the Bank.

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

STATE TAXATION

     The State of Florida imposes a corporate income tax on BankUnited, at a rate of 5.5% of BankUnited's taxable income as determined for Florida income tax purposes. Taxable income for this purpose is based on federal taxable income with certain adjustments. A credit against the tax, for Florida intangible taxes paid, is allowable in an amount equal to the lesser of (i) the amount of such intangible taxes paid or (ii) 65% of the tax liability. This credit is not applicable in future periods because the Florida intangible tax has been repealed.

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

ITEM 2. PROPERTIES

     As of September 30, 1999, BankUnited operated 27 full-service banking offices located in South Florida, of which 24 were leased and three were owned. BankUnited's banking offices have square footage ranging from 2,000 square feet to 8,000 square feet with lease terms ranging from the year 2000 to the year 2010.

      BankUnited's executive and administrative offices are located at 255 Alhambra Circle, Coral Gables, Florida 33134 where, as of September 30, 1999, BankUnited leased approximately 18,000 square feet of space pursuant to a lease agreement that starts to terminate in 2004. BankUnited also leases approximately 40,000 square feet of space for its operation center, which is located at 7815 NW 148 Street, Miami Lakes, Florida 33016, pursuant to a lease agreement that starts to terminate in 2002. BankUnited has multiple options to renew leases at all banking offices and other locations.

     In addition, at September 30, 1999, BankUnited leased a vacant facility totaling approximately 33,000 square feet that housed the headquarters of Suncoast Savings and Loan Association ("Suncoast") prior to BankUnited's acquisition of Suncoast in November 1996. BankUnited no longer subleases this facility and the lease terminates in February 2000. Also, at September 30, 1999, BankUnited leased the facilities of a branch obtained through the acquisition of Suncoast which was closed in fiscal year 1997. This lease expires in the year 2002. Finally, BankUnited owns an office condominium which it leases to an unrelated party.

     For further information regarding BankUnited's lease obligations, see Note 8 "Office Properties and Equipment" of the Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

     BankUnited and its subsidiaries, from time to time, are involved as plaintiff or defendant in various legal actions arising in the normal course of their businesses. While the ultimate outcome of any such proceedings cannot be predicted with certainty, it is the opinion of management that no proceedings exist, either individually or in the aggregate, which, if determined adversely to BankUnited and its subsidiaries, would have a material effect on BankUnited's consolidated financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of BankUnited's security holders during the fourth quarter of the fiscal year ended September 30, 1999.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information concerning the executive officers and directors of BankUnited and the Bank.

                                                                 POSITIONS WITH COMPANY
       NAME                AGE                                   AND BUSINESS EXPERIENCE
       ----                ---                                   -----------------------
Alfred R. Camner           55       Director, Chairman of the Board and Chief Executive Officer (1993 to present) and
                                    President (1993 to 1998) of BankUnited; Director, Chairman of the Board and Chief
                                    Executive Officer (1984 to present) and President (1984 to 1993, 1994 to 1998) of the
                                    Bank; Senior Managing Director (1996 to present) of Camner, Lipsitz and Poller,
                                    Professional Association, attorneys-at-law, and its predecessor, Stuzin and Camner,
                                    Professional Association, attorneys-at-law; Managing Director (1973 to 1996) of Stuzin and Camner, Professional Association, attorneys-at-law; General Counsel to CSF
                                    Holdings, Inc. and its subsidiary, Citizens Federal Bank, a federal savings bank (1973 to 1996); Director and member of the Executive Committee of the Board of Directors of Loan America Financial Corporation, a national mortgage banking company (1985 to 1994); Director of CSW Associates, Inc., an asset management firm (1990 to 1995).

Mehdi Ghomeshi             43       Director, President and Chief Operating Officer of BankUnited and the Bank
                                    (December 1998 to present); Market President of NationsBank, South Florida (January
                                    1998 to December 1998); President and Chief Operating Officer of Barnett Bank, South
                                    Florida (1996 to 1998); Director of Special Assets and Risk Management, Barnett
                                    Banks, Inc. (1995 to 1996); Executive Vice President, Commercial Real Estate, Barnett
                                    Bank of South Florida (1993 to 1995).

Lawrence H. Blum           56       Director and Vice Chairman of the Board of BankUnited (1993 to present) and the Bank
                                    (1984 to present); Managing Director (1992 to present) and partner (1974 to present)
                                    of Rachlin, Cohen & Holtz, certified public accountants.

Earline G. Ford            56       Director, Executive Vice President and Treasurer of BankUnited (1993 to present);
                                    Director (1984 to present), Executive Vice President (1990 to present), Senior Vice
                                    President--Administration (1988 to 1990), Treasurer (1984 to present) and Vice
                                    President-- Administration (1984 to 1988) of the Bank; Legal Administrator of Stuzin
                                    and Camner, Professional Association, attorneys-at-law (1973 to 1996); Vice Chairman of CSW Associates, Inc., an asset management firm (1990 to 1995).

Marc D. Jacobson           57       Director (1993 to present) and Secretary (1993 to 1997) of BankUnited; Director (1984
                                    to present) and Secretary (1985 to 1996) of the Bank; Vice President of Head-Beckham
                                    AmerInsurance Agency, Inc., and its predecessor, Head-Beckham Insurance Agency, Inc.
                                    (1990 to present).

Allen M. Bernkrant         69       Director of BankUnited (1993 to present) and the Bank (1985 to present); Private investor in Miami, Florida (1990 to present).

Bruce D. Friesner          57       Director of BankUnited and the Bank (1996 to present); Principal of F&G Associates, a commercial real estate development company (1972 to present); Director of Loan
                                    America Financial Corporation, a national mortgage banking company (1990 to 1994).

                                                                POSITIONS WITH COMPANY
       NAME                AGE                                  AND BUSINESS EXPERIENCE
       ----                ---                                  -----------------------
Marc Lipsitz               58       Director (1996 to present) and Secretary (1997 to present) of BankUnited; Managing
                                    Director (1996 to present) of Camner, Lipsitz and Poller, Professional Association,
                                    attorneys-at-law and its predecessor, Stuzin and Camner, Professional Association, attorneys-at-law; General Counsel of Jefferson National Bank (1993 to 1996); Partner,
                                    Stroock Stroock & Lavan, attorneys-at-law (1991 to 1993).

Neil H. Messinger, M.D.    61       Director of BankUnited and the Bank (1996 to present); Radiologist; President (1986 to present), Radiological Associates, Professional Association; Chairman (1986 to
                                    present) of Imaging Services of Baptist Hospital.

Anne W. Solloway           84       Director of BankUnited (1993 to present) and the Bank (1985 to present); Private investor in Miami, Florida.

A. Frederick Schild,       67       Director of BankUnited and the Bank (July 1999 to present); Professor of
M.D., F.A.C.S.                      Surgery, University of Miami School of Medicine, Department of Surgery/Division of
                                    Transplantation (1992 to present); President-Elect, American Society of General Surgery (March
                                    1999 to present); President, Florida Chapter, American College of Surgeons (1998 to present);
                                    Chairman, Florida Medical Association Long Range Planning Committee (1995 to 1997); President
                                    Florida Medical Association (1991 to 1992); President, Dade County Medical Association (1984 to
                                    1985).

Barry Shulman              50       Director of BankUnited and the Bank (April 1999 to present); President, TSF
                                    Sportswear, Inc. (1984 to present).

EXECUTIVE OFFICERS OF BANKUNITED AND/OR THE BANK
   WHO ARE NOT DIRECTORS:

Craig B. Allen             45       Executive Vice President, Human Resources, and Assistant Secretary, of the Bank (July
                                    1999 to present); Senior Vice President, Human Resources Director, Union Planters
                                    Bank of Florida; Corporate Employee Benefits Manager, EEO/Affirmative Action
                                    Officer, Physician Corporation of America (1995 to 1996); Vice President/Human
                                    Resources Director, Loan America/Barnett Mortgage Company (1993 to 1995); Vice
                                    President/Director, American Pension Management, Inc. (1992 to 1993).

Patricia I. Chong          50       Executive Vice President, Small Business, Professional/Executive and Private Banking,
                                    of the Bank (February 1999 to present); Senior Vice President/Retail Market
                                    Manager/Region Executive  (1997 to 1999), Senior Vice President/Market Executive
                                    (1995 to 1997) and Vice President/Office Manager (1984 to 1995), of Barnett Bank,
                                    Broward County and its successor by merger, NationsBank, Inc.

Michael J. Clutter         52       Executive Vice President, Credit Policy, of the Bank (March 1999 to Present); Senior Vice
                                    President-Credit Administration (1984 to 1999) of Barnett Bank, Broward County and its
                                    successor by merger, NationsBank, Inc.

Janette L. Davis           44       Executive Vice President, Retail Banking, of the Bank (February 1999 to present);
                                    Senior Vice President/Region Executive (1998 to 1999), Group Senior Vice President,
                                    Market Executive (1997 to 1997) and Vice President, Office Manager (1992 to 1996)
                                    of  Barnett Bank, South Florida and its successor by merger, NationsBank, Inc.

Diane DeLella              48       Senior Vice President and Acting Chief Financial Officer (December 1998 to December 1999)
                                    and Controller (1995 to December 1999) of BankUnited and the Bank; Vice President and
                                    Controller of Coral Gables Federal Savings and Loan (1986 to 1995).


                                                                POSITIONS WITH COMPANY
       NAME                AGE                                  AND BUSINESS EXPERIENCE
       ----                ---                                  -----------------------

Humberto Lopez             40       Executive Vice President, Finance, of the Bank (January 1999 to present) and Chief Financial
                                    Officer of BankUnited and the Bank (December 1999 to present); Director (1998 to 1999),
                                    PricewaterhouseCoopers, LLP; Chief Financia Officer (1997 to 1998) of Barnett Bank, South
                                    Florida and its successor by merger, NationsBank, Inc., Regional Finance Manager (1996 to 1997)
                                    and Regional Controller (1993 to 1996) of Barnett Banks, Inc. and its successor by merger,
                                    NationsBank, Inc.

Vincent F. Post, Jr.       46       Executive Vice President, Commercial Real Estate Banking, of the Bank (1998 to present);
                                    Executive Vice President (1996 to 1998) and Group Senior Vice President (1994 to 1996) of
                                    Barnett Bank, South Florida and its successor by merger, NationsBank, Inc.

                            -------------------------


     All executive officers serve at the discretion of the Board of Directors and are elected annually by the Board.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDERS
        MATTERS

STOCK INFORMATION

     BankUnited's Class A Common Stock, $.01 par value ("Class A Common Stock"), is traded in the over-the-counter market and quoted in the Nasdaq Stock Market ("Nasdaq"). BankUnited's Class B Common Stock, $.01 par value ("Class B Common Stock"), is not currently traded on any established public market.

     At December 10, 1999, there were 537 and 17 holders of record of BankUnited's Class A Common Stock and Class B Common Stock, respectively. The number of holders of record of the Class A Common Stock includes nominees of various depository trust companies for an undeterminable number of individual stockholders. Class B Common Stock is convertible into Class A Common Stock at a ratio (subject to adjustment on the occurrence of certain events) of one share of Class A Common Stock for each share of Class B Common Stock surrendered for conversion.

     There were no common stock dividends declared or paid in fiscal 1999 or 1998. See Note 14 to BankUnited's Consolidated Financial Statements for a discussion of restrictions on the Bank's payment of dividends to BankUnited.

     The following tables set forth, for the periods indicated, the range of high and low bid prices for the Class A Common Stock quoted on Nasdaq. Stock price data in the Nasdaq reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                                           CLASS A COMMON STOCK
                                                          --------------------
                                                                  PRICE
                                                          --------------------
                                                           HIGH          LOW
                                                          ------        ------
   Fiscal Year Ended September 30, 1999:
       1st Quarter...................................     $10.06       $  6.56
       2nd Quarter...................................     $ 9.94       $  6.13
       3rd Quarter...................................     $11.00       $  6.94
       4th Quarter...................................     $10.13       $  7.88

   Fiscal Year Ended September 30, 1998:
       1st Quarter...................................     $15.63       $ 12.75
       2nd Quarter...................................     $15.63       $ 12.25
       3rd Quarter...................................     $18.50       $ 13.75
       4th Quarter...................................     $17.00       $  8.25

ITEM 6. SELECTED FINANCIAL DATA

                                                                           AS OF OR FOR THE FISCAL YEARS ENDED SEPTEMBER 30,
                                                               ---------------------------------------------------------------------
                                                                   1999           1998          1997          1996           1995
                                                               -----------    -----------   -----------   -----------    -----------
                                                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATIONS DATA:
Interest income ............................................   $   233,550    $   207,567   $   108,774   $    52,132    $    39,419
Interest expense ...........................................       187,515        167,543        75,960        34,622         26,305
                                                               -----------    -----------   -----------   -----------    -----------
Net interest income ........................................        46,035         40,024        32,814        17,510         13,114
Provision (credit) for loan losses .........................         7,939          1,700         1,295          (120)         1,221
                                                               -----------    -----------   -----------   -----------    -----------
Net interest income after provision (credit)
   for loan losses .........................................        38,096         38,324        31,519        17,630         11,893
                                                               -----------    -----------   -----------   -----------    -----------
Non-interest income:
Service fees, net ..........................................         3,785          1,139         2,993           597            423
Net (loss) gain on sales of loans and mortgage-
   backed securities .......................................            (5)         4,429           819             5            239
Net gain (loss) on sales of other assets(1) ................             1              6             1            (6)         9,569
Other ......................................................         1,019            651           247            53              6
                                                               -----------    -----------   -----------   -----------    -----------

Total non-interest income ..................................         4,800          6,225         4,060           649         10,237
                                                               -----------    -----------   -----------   -----------    -----------
Non-interest expense:
Employee compensation and benefits .........................        15,970         10,943         8,880         4,275          3,997
Occupancy and equipment ....................................         8,029          4,854         3,568         1,801          1,727
Insurance(2) ...............................................         1,683          1,185           948         3,610          1,027
Professional fees ..........................................         3,084          1,891         1,605           929          1,269
Other ......................................................        19,627         13,310         7,946         3,421          4,129
                                                               -----------    -----------   -----------   -----------    -----------
Total non-interest expense .................................        48,393         32,183        22,947        14,036         12,149
                                                               -----------    -----------   -----------   -----------    -----------
(Loss) income before income taxes ..........................        (5,497)        12,366        12,632         4,243          9,981
(Benefit) provision for income taxes .......................        (1,903)         5,009         5,033         1,657          3,741
                                                               -----------    -----------   -----------   -----------    -----------
Net (loss) income before Preferred Stock
    dividends ..............................................        (3,594)         7,357         7,599         2,586          6,240
Preferred stock dividends ..................................           773            897         2,890         2,145          2,210
                                                               -----------    -----------   -----------   -----------    -----------
Net (loss) income after Preferred Stock
   dividends ...............................................   $    (4,367)   $     6,460   $     4,709   $       441    $     4,030
                                                               ===========    ===========   ===========   ===========    ===========
FINANCIAL CONDITION DATA:
Total assets ...............................................   $ 4,078,471    $ 3,738,383   $ 2,145,406   $   824,360    $   608,415
Loans receivable, net, and
   mortgage-backed securities(3) ...........................     3,246,455      3,215,360     1,781,652       716,550        506,132
Investments, overnight deposits, tax
   certificates, reverse repurchase agreements,
   certificates of deposits and other earning
   assets ..................................................       295,213        194,791       186,955        87,662         88,768
Total liabilities ..........................................     3,888,334      3,539,091     2,045,761       755,249        562,670
Deposits ...................................................     2,279,798      2,124,824     1,195,892       506,106        310,074
Long-term debt .............................................       966,447        766,466       191,484        45,000         62,000
Company obligated mandatorily redeemable
   trust preferred securities of subsidiary trust
   holding solely junior subordinated deferrable
   interest debentures of BankUnited .......................       218,500        218,500       116,000            --             --
Borrowings .................................................     1,546,648      1,361,114       817,484       237,775        241,775
Total stockholders' equity .................................       190,137        199,292        99,645        69,111         45,745
Common stockholders' equity ................................       180,984        190,627        75,649        44,807         21,096

                                                                                                            (Continued on next page)

                                                                           AS OF OR FOR THE FISCAL YEARS ENDED SEPTEMBER 30,
                                                               ---------------------------------------------------------------------
                                                                   1999           1998          1997          1996           1995
                                                               -----------    -----------   -----------   -----------    -----------
                                                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
PER COMMON SHARE DATA:
Basic (loss) earnings per common share .....................   $     (0.24)   $      0.41   $      0.57   $      0.10   $      1.77
                                                               ===========    ===========   ===========   ===========   ===========
Fully diluted (loss) earnings per
   common share ............................................   $     (0.24)   $      0.39   $      0.54   $      0.10   $      1.26
                                                               ===========    ===========   ===========   ===========   ===========
Weighted average number of common shares and
   common equivalent shares assumed
   outstanding during the period:
   Basic ...................................................    18,312,548     15,692,566     8,210,890     4,306,042     2,296,021
   Diluted .................................................    18,312,548     16,666,415     9,148,229     4,558,521     4,158,564
Book value per common share ................................   $      9.88    $     10.50   $      7.94   $      7.85    $    10.20
Fully converted tangible book value per
    common share ...........................................   $      8.05    $      8.66   $      6.88   $      7.13    $     8.15

SELECTED FINANCIAL RATIOS
PERFORMANCE RATIOS:
(Loss) return on average assets(4) .........................          (.10%)         0.24%         0.51%         0.36%         1.10%
(Loss) return on average common equity .....................         (3.79%)         4.94          9.34          1.30         22.60
(Loss) return on average total equity ......................         (1.85)          4.53          8.06          4.30         14.70
Interest rate spread .......................................          1.12           1.11          2.07          2.10          2.12
Net interest margin ........................................          1.27           1.32          2.31          2.51          2.39
Dividend payout ratio(5) ...................................            NM          12.19         38.03         82.95         35.42
Ratio of earnings to combined fixed charges and
   preferred stock dividends(6):
     Excluding interest on deposits ........................          0.92           1.14          1.26          1.05          1.52
     Including interest on deposits ........................          0.96           1.06          1.10          1.02          1.21
Total loans, net, and mortgage-backed
   securities to total deposits ............................        142.40         151.32        148.98        141.58        163.13
Non-interest expenses to average assets ....................          1.28           1.03          1.55          1.97          2.14
Efficiency ratio(7) ........................................         94.70          64.86         57.56         76.45         14.58
ASSET QUALITY RATIOS:
Ratio of non-performing loans to total loans ...............          0.70%          0.64%         0.72%         0.99%         1.02%
Ratio of non-performing assets to total loans,
   real estate owned and tax certificates ..................          0.85           0.73          0.79          1.14          1.35
Ratio of non-performing assets to total assets .............          0.69           0.61          0.67          0.95          1.10
Ratio of net charge-offs to average total loans ............          0.06           0.02          0.04         (0.12)         0.14
Ratio of loan loss allowance to total loans ................          0.36           0.20          0.21          0.34          0.32
Ratio of loan loss allowance to non-performing
   loans ...................................................         52.45          31.51         28.96         33.74         31.54
CAPITAL RATIO:
Ratio of average common equity to average
   total assets ............................................          4.08%          4.18%         3.40%         4.78%         3.14%
Ratio of average total equity to average
   total assets ............................................          5.16           5.19          6.36          8.44          7.47
Core capital-to-assets ratio(8) ............................          7.86           8.72          8.07          7.01          7.09
Risk-based capital-to-assets ratio(8) ......................         15.54          17.54         11.27         14.19         15.79

-------------------------
(1) In 1995 BankUnited recorded a $9.3 million gain ($5.8 million after tax) from the sale of its branches on the west coast of Florida.
(2) In 1996 BankUnited recorded a one-time SAIF special assessment of $2.6 million ($1.6 million after tax).
(3)  Does not include mortgage loans held for sale.
(4) Return on average assets is calculated before payment of Preferred Stock dividends.
(5) The ratio of total dividends declared during the period (including dividends on the Bank's and BankUnited's Preferred Stock and BankUnited's Class A and Class B Common Stock) to total earnings for the period before dividends.
(6) The ratio of earnings to combined fixed charges and Preferred Stock dividends excluding interest on deposits is calculated by dividing income before taxes and extraordinary items by interest on borrowings plus 33% of rental expense plus Preferred Stock dividends on a pretax basis. The ratio of earnings to combined fixed charges and Preferred Stock dividends including interest on deposits is calculated by dividing income before taxes and extraordinary items by interest on deposits plus interest on borrowings plus 33% of rental expense plus Preferred Stock dividends on a pretax basis.
(7) Efficiency ratio is calculated by dividing non-interest expenses less non-interest income by net interest income.
(8)  Regulatory capital ratio of the Bank.

NM = Not material

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion and analysis and the related financial data present a review of the consolidated operating results and financial condition of BankUnited for the fiscal years ended September 30, 1999, 1998 and 1997. This discussion and analysis is presented to assist the reader in understanding and evaluating the financial condition, results of operations and future prospects of BankUnited, and is intended to supplement, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto.

     BankUnited Financial Corporation ("BankUnited") is a Florida-incorporated savings and loan holding company for BankUnited, FSB (the "Bank"). The Bank was founded in 1984 as a savings and loan association. In 1993, the Bank was converted to a federally chartered savings bank and became a wholly-owned subsidiary of BankUnited, pursuant to a plan of reorganization approved by its shareholders. BankUnited's principal business currently consists of the operation of its wholly-owned subsidiary, the Bank. In addition to managing the business activities of the Bank, BankUnited invests primarily in U.S. Government and federal agency securities, mortgage-backed securities and other permitted investments. The Bank's primary business has traditionally been to attract retail deposits from the general public and to invest those deposits, together with borrowings, principal repayments and other funds, primarily in one-to-four family residential mortgage loans, and to a lesser extent, mortgage-backed securities, commercial real estate mortgage loans, multi-family mortgage loans, commercial business loans and consumer loans. The Bank has also invested in other permitted investments. The Bank is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities. References to BankUnited include the activities of all of its subsidiaries, including the Bank and its subsidiaries, if the context so requires.

     BankUnited's results of operations are dependent primarily on its net interest income, which is the difference between the interest earned on its assets, primarily its loan and securities portfolios, and its cost of funds, which consists of the interest paid on its deposits and borrowings. BankUnited's results of operations are also affected by its provision for loan losses as well as non-interest income, non-interest expenses and income tax expense. Non-interest expenses consist of employee compensation and benefits, occupancy and equipment, insurance, professional fees, telecommunications and data processing, loan servicing expense, and other operating expenses. Results of operations are also dependent on the dollar volume and asset quality of BankUnited's loans and investments.

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

RESTRUCTURING

     GENERAL

     In December 1998, BankUnited hired a new President and Chief Operating Officer and subsequently hired a new executive management team, completed a restructuring and changed its strategy to become an asset-generating entity and a full service banking institution. The restructuring resulted in $24.5 million of pre-tax charges which led to a net loss for fiscal 1999. See "Second Quarter Restructuring Charges." In the last two quarters of fiscal 1999, BankUnited significantly increased loan production, developed enhanced deposit products and recorded strong earnings.

     SECOND QUARTER RESTRUCTURING CHARGES

     BankUnited's restructuring resulted in a special charge of $15.1 million, as well as a provision for loan losses of $6.3 million, a provision for tax certificate investment losses of $1.1 million and certain other miscellaneous charges of $2.0 million resulting in a pre-tax total of $24.5 million of charges against income.

     Included in the $15.1 million charge was a $14.8 million charge consisting of $13.0 million of purchase premiums which was required to write down the carrying value of the purchased One-Year CMT loan portfolio to the lower of cost or market, and a $1.8 million charge for accelerated amortization of purchase premiums on a related security. BankUnited's earnings had been severely hampered during several quarters prior to the restructuring due to the high levels of prepayments associated with one-year CMT loans ("One-Year CMT") acquired in the secondary market. One-Year CMT loans are adjustable-rate mortgages with an index tied to the yield on one-year U.S. Treasury securities adjusted to a constant maturity published by the Federal Reserve. As a part of the restructuring, BankUnited decided to reduce its dependence on the purchase of residential mortgages in the secondary market, including ending its purchases of One-Year CMT loans. In addition, all remaining One-Year CMT loans were transferred to held for sale as of March 31, 1999.

     The restructuring also included a rigorous review of BankUnited's loan portfolio. This examination resulted in a provision for loan losses of $6.3 million. See "Asset Quality." BankUnited made the decision to discontinue indirect consumer lending and investing in tax certificates because it was clear from management's review that BankUnited could not anticipate future benefits from continuing these lines of business. BankUnited made a $1.1 million provision for losses on its tax certificates in connection with its decision to discontinue this line of business and a review of the quality of the assets. The miscellaneous charges of $2.0 million included $1.0 million in costs associated with becoming Year 2000 compliant.

ACQUISITIONS

     On June 19, 1998, BankUnited acquired Central Bank ("Central"), for 1,386,000 shares of BankUnited's Class A Common Stock, and merged Central, which had assets of $93.9 million and deposits of $65.9 million as of June 19, 1998, into the Bank.

     On January 23, 1998, BankUnited acquired Consumers Bancorp, Inc. ("Consumers"), for approximately $12.0 million in a combination of cash and stock, and merged its wholly-owned subsidiary, Consumers Savings Bank, which had assets of $104.4 million and deposits of $88.3 million as of January 23, 1998, into the Bank.

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

LIQUIDITY AND CAPITAL RESOURCES

     BankUnited's primary source of funds is cash provided by investing activities and includes principal and interest payments on loans, mortgage-backed securities and other securities. For fiscal years ended September 30, 1999 and 1998, principal repayments on loans and mortgage-backed securities and proceeds from maturities of other securities totaled $1.4 billion and $1.7 billion, respectively. BankUnited began experiencing significant acceleration of prepayments on certain mortgage loans and mortgage backed securities in the quarter ended June 30, 1998 due to the decrease in long-term interest rates which continued through the quarter ended March 31, 1999. During the quarter ended June 30, 1999, long-term interest rates rose slightly causing the volume of mortgage loan refinancing to decrease, slowing the prepayment rate of BankUnited's loan portfolio.

     BankUnited's other sources of funds are provided by financing activities and includes borrowings and deposits. Net cash provided by financing activities during the fiscal year ended September 30, 1999 decreased to $344.9 million from $1.4 billion, for the fiscal year ended September 30, 1998. This decrease reflected the reduction in funds needed to purchase residential loans in the secondary market. The decrease in securities sold under agreements to repurchase was partially offset by the issuance of the Bank's Senior Notes (the "Senior Notes"). During November 1998, the Bank established a medium-term note program to issue up to $500 million aggregate principal amount of the Senior Notes, with maturities ranging from 9 months to 10 years from the date of issuance. As a condition of issuance, interest, principal and any redemption premium on all offered Senior Notes are supported by an irrevocable stand-by letter of credit of the FHLB of Atlanta. The Senior Notes provide an additional source of funding, potentially with longer maturities with attractive rates. On February 2, 1999, the Bank issued and sold $200.0 million of Senior Notes which mature five years from the date of issuance and bear interest at an annual rate of 5.40% payable semiannually.

     BankUnited's primary uses of funds in its operating and investing activities has been the origination and purchase of loans and the purchase of mortgage-backed securities and other securities. During the fiscal year ended September 30, 1999, BankUnited's originations of loans totaled $723.1 million, purchases of loans totaled $803.3 million and purchases of mortgage-backed securities and other securities totaled $239.4 million. For the same period in 1998, BankUnited's originations of loans totaled $386.4 million, purchases of loans totaled $2.7 billion and purchases of mortgage-backed securities and other securities totaled $180.0 million. The decrease in purchases of loans during the fiscal year ended September 30, 1999 is the result of BankUnited's decision to reduce its purchases of residential loans in the secondary market and to turn its emphasis to originating its own loans.

     In the normal course of business, BankUnited routinely enters into various commitments, primarily relating to the origination and purchase of loans, the purchase of securities and standby letters of credit. Total commitments outstanding at September 30, 1999 to originate loans were $56.9 million. In addition, BankUnited had $6.3 million in standby letters of credit outstanding at September 30, 1999. There were no commitments outstanding as of September 30, 1999 to purchase loans or securities . BankUnited anticipates that it will have sufficient funds available to meet its current commitments in the normal course of business.

     BankUnited's total stockholders' equity was $190.1 million at September 30, 1999, a decrease of $9.2 million, or 4.6%, from $199.3 million at September 30, 1998. The decrease is due primarily to a decrease in accumulated other comprehensive income, and a current year net loss, offset, in part, by the issuance of common stock from stock awards and the exercise of options.

     In December 1998, the Board of Directors of BankUnited authorized the purchase from time to time in the open market, or otherwise, of up to 1,000,000 shares of BankUnited's Class A Common Stock at such prices as the Executive Committee deems advantageous. During the fiscal year ended September 30, 1999, BankUnited purchased 183,000 shares of its Class A Common Stock on the open market at a cost of $1.7 million. As of the date of filing of this Annual Report on Form 10-K, BankUnited had purchased a total of 333,000 shares of its Class A Common Stock on the open market at a cost of $2.8 million.

     The Bank is required under applicable federal regulations to maintain specified levels of liquid investments in cash, United States government securities and other qualifying investments. Regulations currently in effect require the Bank to maintain liquid assets of not less than 4.0% of its net withdrawable accounts plus short-term borrowings. As of September 30, 1999, the Bank had liquid assets of 6.96% which was in compliance with this requirement, and as of September 30, 1998, the Bank had liquid assets of 7.18%.

     Federal savings banks such as the Bank are also required to maintain capital at levels specified by applicable minimum capital ratios. At September 30, 1999, the Bank was in compliance with all capital requirements and met the definition of a "well capitalized" institution under applicable federal regulations.

ASSET QUALITY

      At September 30, 1999, non-performing assets totaled $28.3 million as compared to $22.6 million and $14.3 million at September 30, 1998 and 1997, respectively. Expressed as a percentage of total assets, non-performing assets increased to 0.69% as of September 30, 1999 as compared to 0.61% as of September 30, 1998 and 0.67% as of September 30, 1997. The increase in non-performing assets in 1999 primarily resulted from increases in non-accrual loans and real estate owned of $5.4 million and $1.6 million, respectively. Non-accrual loans increased primarily due to a $1.3 million increase in one-to-four family residential loan delinquencies and a $4.8 million increase in commercial mortgage loan delinquencies. Included in the increase of $4.8 million in commercial mortgage loans is one loan in the amount of $2.5 million. The increase in real estate owned was due to an increase in one-to-four family real estate owned.

     The following table sets forth information concerning BankUnited's non-performing assets for the periods indicated:

                                                                                 SEPTEMBER 30,
                                                   ------------------------------------------------------------------------
                                                      1999            1998           1997            1996           1995
                                                   -----------    -----------     -----------    -----------    -----------
                                                                            (Dollars in thousands)
Non-accrual loans(1)...............................$    21,428    $    15,999     $    10,866    $     4,939    $     3,496
Restructured loans(2)..............................        962          1,137           1,888          1,457          1,070
Loans past due 90 days and still accruing..........        693          2,313               -              -             92
                                                   -----------    -----------     -----------    -----------    -----------
   Total non-performing loans(3)...................     23,083         19,449          12,754          6,396          4,658

Non-accrual tax certificates.......................      1,703          1,225             958            800            574
Real estate owned..................................      3,548          1,974             611            632          1,453
                                                   -----------    -----------     -----------    -----------    -----------
Total non-performing assets........................$    28,334    $    22,648     $    14,323    $     7,828    $     6,685
                                                   ===========    ===========     ===========    ===========    ===========
Allowance for losses on tax certificates...........$     1,168    $       469     $       697    $       614    $       569
Allowance for loan losses..........................     12,107          6,128           3,693          2,158          1,469
                                                   -----------    -----------     -----------    -----------    -----------
   Total allowance.................................$    13,275    $     6,597     $     4,390    $     2,772    $     2,038
                                                   ===========    ===========     ===========    ===========    ===========
Non-performing assets as a percentage of
   total assets....................................      0.69%          0.61%           0.67%          0.95%          1.10%
Non-performing loans as a percentage of
   total loans(4)..................................      0.70%          0.64%           0.72%          0.99%          1.02%
Allowance for loan losses as a percentage
   of total loans(4)...............................      0.36%          0.20%           0.21%          0.34%          0.32%
Allowance for loan losses as a percentage
   of non-performing loans.........................     52.45%         31.51%          28.96%         33.74%         31.54%
Net charge-offs as a percentage of average
   total loans.....................................      0.06%          0.02%           0.04%         (0.12%)         0.14%


(1) Gross interest income that would have been recorded on non-accrual loans had they been current in accordance with original terms was $1.3 million, $1.0 million, $0.6 million, $0.2 million, and $0.1 million, for the years ended September 30, 1999, 1998, 1997, 1996, and 1995, respectively. The amount of interest income on such non-accrual loans included in net income for the years ended September 30, 1999, 1998, 1997, 1996 and 1995 was $0.5 million, $0.4 million, $0.4 million, $0.1 million and $0.1 million, respectively.
(2)  All restructured loans were accruing.
(3) In addition, management had concerns as to the borrower's ability to comply with present repayment terms on $6.5 million and $2.7 million of accruing loans as of September 30, 1999 and 1998, respectively. Management estimates that on these loans the loss, if any, will not be significant.

(4)  Based on balances prior to deductions for allowance for loan losses.

     BankUnited's allowance for loan losses is established and maintained based upon management's evaluation of the risks inherent in the loan portfolio. During the second quarter of fiscal year 1999, management conducted a review of BankUnited's interest-earning assets. In connection with the review of interest-earning assets, management conducted a rigorous review of the loan portfolio, which included a systematic and detailed evaluation of the estimated loss exposure in BankUnited's loan portfolio. Management utilized historical loan loss, current trends in delinquencies and charge-offs, plans for problem loan administration and resolution, the views of its regulators, and other relevant factors, such as assumptions and projections of future conditions in order to determine the adequacy of the allowance for loan losses. As a result of this review, some of the loss presumptions in determining the adequacy of the allowance for loan losses were revised. The revisions included:

o Evaluating non-performing one-to-four family residential loans as a group of loans rather than individually. Previously, reserves were established only on those loans where the net realizable value was greater than 90% of the unpaid principal balance. However, since one-to-four family residential loans are homogenous in nature and no single loan is individually significant in terms of its size or potential risk of loss, reserves are now being determined for the group as a whole, based on loss rates experienced in the state in which the property is located. This change resulted in an additional $2.1 million provision for loan losses in the second quarter of fiscal 1999.

o Evaluating indirect consumer loans as a separate group of loans from direct consumer loans. Industry and internal trends have shown that indirect consumer loans have a higher loss experience than direct consumer loans. As part of the review of interest-earning assets, management made the decision to discontinue indirect consumer lending. In connection with this decision, and in response to loss trends, management increased its reserves on the indirect consumer lending portfolio. This change resulted in an additional $0.3 million provision for loan losses in the second quarter of fiscal 1999.

o Performing a detailed re-evaluation of the non-performing commercial mortgage and non-mortgage commercial loans. The re-evaluation included obtaining updated market value information, site visits and a review of the loan documentation. The re-evaluation resulted in an additional $3.9 million provision for loan losses in the second quarter of fiscal 1999.

     In total, the review of interest-earning assets resulted in an additional provision of $6.3 million. The total provision for fiscal year ended September 30, 1999 was $7.9 million.

     Effective October 1, 1995, BankUnited adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" (collectively, "SFAS No. 114"). There was no impact on the consolidated statement of operations upon implementation due to the composition of BankUnited's loan portfolio (primarily residential or collateral dependent loans) and BankUnited's policy for establishing the allowance for loan losses. The only impact to the consolidated statement of financial condition and to non-performing assets was to reclassify three loans totaling $522,000 previously classified as in-substance foreclosures in real estate owned to non-accrual loans. These loans were reclassified because BankUnited did not have possession of the collateral which, under SFAS No. 114, is required for a loan to be classified as real estate owned. SFAS No. 114 does not apply to large groups of smaller balance homogenous loans that are collectively evaluated for impairment. Loans collectively reviewed by BankUnited for impairment include all residential and consumer loans. All other loans are reviewed based on specific criteria such as delinquency or other factors that may come to the attention of management.

     The identification of impaired loans is conducted in conjunction with the review of the adequacy of the allowance for loan losses. Loss allowances are established for specifically identified impaired loans based on the fair value of the underlying collateral in accordance with SFAS No. 114.

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

The following table sets forth information regarding BankUnited's allowance for loan losses for the periods indicated:

                                                                        FOR THE YEARS ENDED SEPTEMBER 30,
                                                               ---------------------------------------------------
                                                                1999       1998       1997       1996       1995
                                                               -------    -------    -------    -------    -------
                                                                                 (IN THOUSANDS)
   Allowance for loan losses, balance (at beginning
      of period)............................................  $  6,128   $  3,693   $  2,158   $  1,469   $    841
   Provisions (credit) for loan losses......................     7,939      1,700      1,295       (120)     1,221
   Allowance from acquisitions..............................         -      1,262        775        183          -

   Loans charged off:
     One-to-four family residential loans...................      (702)      (508)      (604)      (493)      (535)
     Commercial real estate.................................      (733)         -          -          -          -
     Construction...........................................      (197)         -          -          -          -
     Commercial business....................................       (21)       (30)         -          -        (59)
     Consumer...............................................      (395)       (61)         -          -          -
                                                               --------   -------    -------    --------   -------
       Total................................................    (2,048)      (599)      (604)      (493)      (594)
                                                               -------    -------    -------    -------    -------
   Recoveries:
     One-to-four family residential loans...................        49         33         48      1,119          1
     Commercial real estate.................................         1          -          -          -          -
     Commercial business....................................         -         30         21          -          -
     Consumer...............................................        38          9          -          -          -
                                                              --------   --------   --------   --------   --------
       Total................................................        88         72         69      1,119          1
                                                               -------    -------    -------    -------    -------
   Allowance for loan losses, balance (at end of period)....  $ 12,107   $  6,128   $  3,693   $  2,158   $  1,469
                                                              ========   ========   ========   ========   ========

     Historically, recoveries of charged off loans have been minimal since charged off loans have been primarily one-to-four family residential loans and typically the only substantial asset available to BankUnited is the real estate securing the loan, which is acquired through foreclosure and sold. However, in its fiscal year ended September 30, 1996, BankUnited received a recovery of approximately $1.0 million as settlement of litigation BankUnited initiated against a seller of residential mortgage loans. BankUnited is not aware of any significant liability related to REO or loans that may be foreclosed.

     The following table sets forth the allocation of general allowance for loan losses by loan category for the periods indicated.


                                                                 AS OF SEPTEMBER 30,
                                     -------------------------------------------------------------------------
                                             1999                        1998                     1997
                                     ---------------------     ---------------------     ---------------------
                                                % OF LOANS IN             % OF LOANS IN            % OF LOANS IN
                                                EACH CATEGORY             EACH CATEGORY            EACH CATEGORY
                                                  TO TOTAL                  TO TOTAL                 TO TOTAL
                                                LOANS BEFORE              LOANS BEFORE              LOANS BEFORE
                                      AMOUNT     NET ITEMS      AMOUNT     NET ITEMS      AMOUNT     NET ITEMS
                                     -------     ---------     --------    ---------     --------    ---------
                                                                (DOLLARS IN THOUSANDS)
Balance at end of period
   applicable to:
One-to-four family residential
   mortgages....................... $  4,200          91.1    $   1,917         92.4%   $   1,873         89.2%
Multi-family residential...........      442           0.9           98          0.8           61          1.8
Commercial real estate.............    2,873           4.3        2,081          4.8        1,486          7.4
Construction.......................      154           0.5          225          0.3           62          0.4
Land...............................    1,171           0.7          265          0.2           48          0.5
Commercial business................    1,798           1.5          307          0.5          108          0.6
Consumer...........................      848           1.0          356          1.0           22          0.1
Unallocated........................      621           N/A          879          N/A           33          N/A
                                     -------     ---------     --------    ---------     --------    ---------
Total allowances for loan
   losses.......................... $ 12,107         100.0%   $   6,128        100.0%   $   3,693        100.0%
                                    ========     =========    =========    =========    =========    =========

                                                    AS OF SEPTEMBER 30,
                                 -------------------------------------------------------
                                             1996                        1995
                                 ---------------------------  --------------------------
                                                 % OF LOANS IN             % OF LOANS IN
                                                 EACH CATEGORY             EACH CATEGORY
                                                  TO TOTAL                   TO TOTAL
                                                 LOANS BEFORE              LOANS BEFORE
                                     AMOUNT       NET ITEMS     AMOUNT     NET ITEMS
                                 -----------     ------------  --------    -------------
                                                  (DOLLARS IN THOUSANDS)
Balance at end of period
   applicable to:
One-to-four family residential
   mortgages....................... $  1,380          88.7%   $   1,207         96.3%
Multi-family residential...........      123           2.0           11          0.3
Commercial real estate.............      493           7.6           63          2.3
Construction.......................        -             -            -            -
Land...............................       27           0.4            4          0.1
Commercial business................       68           0.9           56          0.8
Consumer...........................       29           0.4           34          0.2
Unallocated........................       38           N/A           94          N/A
                                     -------     ---------     --------    ---------
Total allowances for loan
   losses.......................... $  2,158         100.0%   $   1,469        100.0%
                                    ========     =========    =========    =========

Management believes that the allowance for loan losses of $12.1 million as of September 30, 1999 is adequate given the strength of BankUnited's collateral position and the attention given to loan review and classifications. There can be no assurance that additional provisions for loan losses will not be required in future periods.

YEAR 2000

     Computer programs which recognize a date using two digits (rather than four) to define the applicable year may consider a date using "00" as the year 1900 rather than the year 2000. This is generally referred to as the "Year 2000 Issue," which may affect the performance of computer programs, hardware, software and other products with embedded computer technology that is date sensitive. BankUnited utilizes extensive electronic data processing hardware and software in its banking operations, among other things, to process and record customer transactions, determine and collect revenue to be earned and expenses to be paid in connection with customer transactions, maintain and report customer transaction information, record and manage BankUnited's short-term and long-term investments, and assist with accounting and financial management and risk management. BankUnited also relies on certain vendors to provide critical services to BankUnited's banking operations, including telecommunications, loan servicing and correspondent banking. Failure of the electronic data processing hardware or software of BankUnited, its third-party service bureaus, or certain vendors to properly recognize the Year 2000 could result in a significant disruption of BankUnited's banking operations. Based on the measures already taken, a significant disruption of BankUnited's banking operations due to such a failure is not currently expected because BankUnited has been substantially compliant since June 30, 1999.

     BankUnited's customer transactions are processed through a network of electronic data processing workstations in its branch offices and loan servicing department and are recorded on electronic data processing hardware and software, a substantial portion of which are maintained by two third-party service bureaus. BankUnited has conducted Year 2000 compliance tests with the two third-party service bureaus that handle its data processing and has received certification that the bureaus are Year 2000 compliant. BankUnited has also replaced its hardware and software used in its operations as necessary for Year 2000 compliance, and has received Year 2000 compliance certification from its major telecommunications, loan servicing and correspondent banking vendors. While a portion of BankUnited's financial assets and liabilities are with commercial businesses and government sponsored entities, BankUnited's loans and deposits are primarily with individuals. As a result, BankUnited does not expect any significant disruptions resulting from customers that may not be Year 2000 compliant.

     BankUnited has designated a Year 2000 task force under the direction of one of its senior officers, which has identified and coordinated BankUnited's efforts to become Year 2000 compliant and has developed a Year 2000 contingency plan. The contingency plan details alternate methods for meeting BankUnited's data processing needs and cash and liquidity requirements, as well as covering such matters as addressing problems that arise and responding to inquiries during the weekend of the date change and monitoring system output throughout the Year 2000. The contingency plan was tested prior to September 30, 1999. BankUnited has also launched an aggressive customer awareness program, which includes an e-mail address, a toll-free hotline, a Year 2000 report card and Year 2000 awareness material for our retail and small business customers. Additionally, BankUnited and its banking subsidiary are subject to regulation and supervision by the OTS which regularly conducts reviews of the safety and soundness of BankUnited's operations, including BankUnited's progress in becoming Year 2000 compliant. Failure by BankUnited to adequately prepare for Year 2000 issues could negatively impact BankUnited's banking operations resulting in restrictions on its banking operations by the OTS. No such restrictions exist at this time, nor does BankUnited expect any such restrictions resulting from failure to address Year 2000 issues.

     BankUnited has estimated the costs associated with becoming Year 2000 compliant to be approximately $1.8 million, exclusive of internal costs, of which approximately $1.7 million has been incurred through September 30, 1999. The costs consist of approximately $0.7 million for the replacement of hardware and software, $0.9 million for the write-off of non- compliant hardware and software and $0.2 million for other incremental costs. BankUnited does not separately track the internal costs incurred for the Year 2000 project and such costs are principally the related payroll costs for its information systems department.

DISCUSSION OF FINANCIAL CONDITION CHANGES FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998

     Total assets remained relatively constant from September 30, 1998 to September 30, 1999 which is consistent with BankUnited's expectations that assets would not grow significantly during the 1999 fiscal year.

     LOANS. BankUnited's loans receivable, net (including loans held for sale) remained relatively constant from September 30, 1998 to September 30, 1999. Of BankUnited's total net loans receivable of $3.3 billion at September 30, 1999, $1.5 billion or 45.5% were adjustable-rate mortgages ("ARMs") and $1.8 billion or 54.5% were fixed rate mortgages. Mortgage loan purchases of $803.3 million and loan originations of $723.1 million were offset by repayments of $1.2 billion (net of accretion of discount and amortization of premium) and loan sales of $23.6 million.

     Mortgage loans held for sale increased $231.2 million to $403.6 million as of September 30, 1999 as compared to $172.4 million at September 30, 1998 principally due to residential loan originations of $140.4 million and the transfer of $288.3 million of loans from loans receivable, net in the second quarter of fiscal 1999. This increase was partially offset by repayments of $100.1 million, sales of $23.6 million and the transfer to loans receivable, net of $73.8 million of loans originated in the prior fiscal year.

     The transfer of the $73.8 million of loans resulted from the discontinuation of BankUnited's policy of selling substantially all of its internally generated residential loans. The transfer of loans from loans receivable, net in the second quarter resulted from BankUnited's decision to classify its One-Year CMT purchased mortgage loan portfolio as held for sale. In the second quarter of fiscal 1999, BankUnited began to classify the majority of its internally generated residential loans as loans receivable, net. See "Restructuring" above.

     During the fiscal year ended September 30, 1999, 1998 and the fiscal 1997 fourth quarter, residential loans totaling $23.6 million, $173.5 million and $30.1 million, respectively, were sold for a loss of $5,000, a gain of $4.0 million and a gain of $523,000, respectively. In addition, at the initiation of this program, BankUnited reclassified $93.5 million of its internally generated portfolio of residential loans as held for sale in the fiscal 1997 fourth quarter.

     FEDERAL HOME LOAN BANK (FHLB) OVERNIGHT DEPOSITS. FHLB overnight deposits decreased $14.9 million, or 22.8%, to $50.4 million at September 30, 1999 from $65.3 million at September 30, 1998. This change is due to adjustments to BankUnited's liquidity position in response to the growth in the balance sheet and projected cash requirements.

     SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL. BankUnited purchased $150 million in securities purchased under agreements to resell to invest the unapplied proceeds of BankUnited's borrowings (primarily FHLB advances and Senior Notes) to maximize earnings while maintaining liquidity until such time as loans and/or securities of a price and quality in line with BankUnited's investment strategy become available.

     TAX CERTIFICATES. BankUnited's investment in tax certificates decreased $25.2 million, or 63.0%, to $14.8 million at September 30, 1999 from $40.0 million at September 30, 1998. The decrease is as a result of certificate redemptions and repayments and the decision to discontinue investing in this line of business.

     INVESTMENTS. Investments held to maturity decreased $9.4 million, or 64.8%, to $5.1 million as of September 30, 1999 as compared with $14.5 million as of September 30, 1998. Investments available for sale decreased $3.7 million, or 15.6%, to $20.0 million as of September 30, 1999 as compared to $23.7 million as of September 30, 1998. The decrease in fiscal 1999 was primarily due to the maturity and redemption of investment securities.

     MORTGAGE-BACKED SECURITIES. Mortgage-backed securities held to maturity increased $56.7 million, or 38.8%, to $202.8 million at September 30, 1999 from $146.1 million at September 30, 1998. The increase was primarily due to the reclassification of $158.9 million of securities from available for sale to held for maturity, offset by repayments and amortization of premiums.

     BankUnited's available for sale mortgage-backed securities portfolio decreased $55.2 million, or 27.7%, to $144.4 million as of September 30, 1999 from $199.6 million as of September 30, 1998. In fiscal 1999, the decrease was due to repayments and amortization of $55.0 million, a transfer to held to maturity in the fourth quarter of $158.9 million, and a reduction of $7.5 million in the market value of the underlying securities, offset by purchases of $166.2 million.

     OTHER INTEREST EARNING ASSETS. Other interest earning assets increased $3.6 million, or 7.0%, to $54.9 million at September 30, 1999 from $51.3 million at September 30, 1998. This category primarily represents stock in the FHLB which BankUnited is required to purchase as FHLB advances increase.

     DEPOSITS. Deposits increased by $155.0 million, or 7.3%, from $2.1 billion at September 30, 1998 to $2.3 billion at September 30, 1999, due to an increase in savings and checking accounts of $121.4 million and $35.2 million, respectively. This increase was partially offset by a $1.6 million decrease in certificates of deposit resulting from the elimination of all brokered certificates of deposit. This change in the deposit mix resulted in a favorable reduction in BankUnited's cost of interest-bearing deposits to 4.78% for the twelve months ended September 30, 1999 from 5.36% for the twelve months ended September 30, 1998.

     SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE. BankUnited securities sold under agreements to repurchase decreased by $89.4 million, or 73.8% to $31.7 million at September 30, 1999 from $121.1 million at September 30, 1998. This decrease resulted from the maturity of the agreements and the decision of BankUnited's management not to replace the agreements but to seek longer-term sources of funds to more effectively control BankUnited's cost of funds and to take advantage of the current low interest rate environment.

     FHLB ADVANCES. FHLB advances remained relatively constant from September 30, 1998 to September 30, 1999.

     SENIOR NOTES. Senior Notes increased $200.0 million as a result of the issuance and sale of the Bank's Senior Notes during the second quarter of fiscal 1999. See Note 12 - "Senior Notes" of the Notes to the Consolidated Financial Statements.

     TRUST PREFERRED SECURITIES. Trust Preferred securities remained constant from September 30, 1998 to September 30, 1999. In November 1999, the Board of Directors of BankUnited authorized the purchase from time to time in the open market, or otherwise, of up to 300,000 shares of trust preferred securities issued by BankUnited's trust subsidiaries. As of the date of filing of this Annual Report on Form 10-K, BankUnited had purchased a total of 71,999 shares of trust preferred securities issued by its trust subsidiaries on the open market at a cost of $1.3 million.

     STOCKHOLDERS' EQUITY. BankUnited's total stockholders' equity was $190.1 million at September 30, 1999, a decrease of $9.2 million, or 4.6%, from $199.3 million at September 30, 1998. The decrease is due primarily to a $5.7 million decrease in accumulated other comprehensive income, and a current year net loss, offset, in part, by the issuance of common stock from stock awards and the exercise of options.

     In May 1999, the Board of Directors of BankUnited authorized the purchase of shares of the 9% Preferred Stock on the open market, as deemed appropriate, and, if the market is appropriate, the retirement of the 9% Preferred Stock. BankUnited did not purchase any shares of its 9% Preferred Stock during the 1999 fiscal year.

     In December 1998, the Board of Directors of BankUnited authorized the purchase from time to time in the open market, or otherwise, of up to 1,000,000 shares of BankUnited's Class A Common Stock at such prices as the Executive Committee shall deem advantageous. This is in addition to the authority granted to purchase shares for compensation and benefit programs. During the fiscal year 1999, BankUnited purchased a total of 183,000 shares of its Class A Common Stock on the open market at a cost of $1.7 million. As of the date of filing of this Annual Report on Form 10-K, BankUnited had purchased a total of 333,000 shares of its Class A Common Stock on the open market at a cost of $2.8 million.

COMPARISON OF OPERATING RESULTS FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 1999 AND 1998

     NET INCOME AFTER PREFERRED STOCK DIVIDENDS. Net income after preferred stock dividends decreased to a loss of $4.4 million for the year ended September 30, 1999, compared to net income after preferred stock dividends of $6.5 million for the year ended September 30, 1998. The primary reasons for the decline in net income after preferred stock dividends for the year ended September 30, 1999 were (i) the accelerated amortization of purchase premiums on the One-Year CMT loan portfolio and a related security recorded in the first quarter of fiscal 1999 due to the high level of prepayments; (ii) the write-off of purchase premiums on the One-Year CMT loan portfolio, and the continuing acceleration of amortization of purchase premiums on a related security in the second quarter of fiscal 1999; (iii) the provision for loan losses in the second quarter resulting from the re-evaluation of the loan portfolio; (iv) the provision for tax certificate losses in the second quarter resulting from the increase in nonperforming tax certificates and the decision to discontinue investing in this asset; and (v) other miscellaneous charges in the second quarter including costs associated with becoming Year 2000 compliant. See "Restructuring" above. A more detailed discussion of each major category of income and expenses follows.

     NET INTEREST INCOME. Net interest income before provision for loan losses increased $6.0 million, or 15.0%, to $46.0 million for the year ended September 30, 1999 from $40.0 million for the year ended September 30, 1998. This increase was reduced as a result of the accelerated amortization of purchase premiums on the One-Year CMT loan portfolio and a related security recorded in the first quarter of fiscal 1999 and the $14.8 million charge in the second quarter of fiscal 1999 related to the One-Year CMT loan portfolio and a related security. This charge contributed to the reduction of the net interest margin to 1.27% for the year ended September 30, 1999, compared to 1.32% for the same prior year period. For the year ended September 30, 1999, the decrease in the net interest margin was due to a decrease in the yield on interest-earning assets to 6.44% from 6.86% for the same period in 1998, primarily attributable to the lower yields on the loans purchased, partially offset by 43 basis point decrease in the cost of interest-bearing liabilities to 5.32% from 5.75% for the same period in 1998.

     Interest income increased $26.0 million, or 12.5%, to $233.6 million for the year ended September 30, 1999 from $207.6 million for the year ended September 30, 1998. Interest income for the fiscal year 1999 was affected by the following:

     The results of operations for the three months ended December 31, 1998 reflect the accelerated amortization of premiums on purchased loans and mortgage-backed securities. The amortization of premiums, net of discounts and deferred origination costs, increased from $1.0 million for the three months ended December 31, 1997 to $6.1 million for the same period in fiscal 1999. The increase in premium amortization was a result of the high level of loan prepayments experienced in the first quarter of fiscal 1999. The results of operations for the three months ended March 31, 1999 include the $14.8 million charge and $0.2 million of other amortization for a total reduction to interest income of $15.0 million. The results of operations for the six months ended September 30, 1999 include $2.8 million of amortization compared to $9.5 million for the same period in fiscal 1998. The decrease is the result of the reduction in the level of prepayments and the charge in the second quarter of fiscal 1999 to reduce the carrying value of the purchased One-Year CMT portfolio to the lower of cost or market. The decrease in interest income due to these net reductions was offset by an increase in the average balance of loans receivable, which increased $0.5 billion or 20.1%, for the year ended September 30, 1999, as compared to the same prior year period.

     Interest expense for the year ended September 30, 1999, increased $20.0 million, or 11.9%, to $187.5 million from $167.5 million for the year ended September 30, 1998, primarily due to increases in interest expense on interest-bearing deposits and the trust preferred securities. Interest expense on interest-bearing deposits increased $13.3 million, or 14.2%, to $106.7 million for the year ended September 30, 1999, from $93.4 million for the prior year as a result of an increase in the average balance of interest-bearing deposits to $2.2 billion for the year ended September 30, 1999, from $1.7 billion for the year before, offset by a 58 basis point decrease in the average cost of interest-bearing deposits to 4.78% for the year ended September 30, 1999, from 5.36% for the prior year. Interest expense on the trust preferred securities increased $4.2 million, or 24.7% to $21.2 million for the year ended September 30, 1999, from $17.0 million for the prior year, as a result of an increase in the average balance of the trust preferred securities to $218.5 million for the year ended September 30, 1999 from $173.3 million for the prior year.

     Other factors influencing the level of interest expense include the issuance of the Bank's Senior Notes during the second quarter of fiscal 1999, which generated interest expense of $7.6 million for the year ended September 30, 1999, at a weighted average cost of 5.76%; and a $5.1 million decrease in interest expense on FHLB advances and other borrowings to $52.1 million for the year ended September 30, 1999 from $57.1 million for the prior year, resulting from a decrease in the average balance of FHLB advances and other borrowings to $942.9 million for the year ended September 30, 1999, from $998.6 million for the prior year. Overall, the average rate paid on interest-bearing liabilities decreased 43 basis points to 5.32% on an average balance of $3.5 billion for the year ended September 30, 1999, from 5.75% on an average balance of $2.9 billion for the year ended September 30, 1998.

YIELDS EARNED AND RATES PAID. The following table sets forth certain information relating to the categories of BankUnited's interest-earning assets and interest-bearing liabilities for the periods indicated, including the effect on yields of the accelerated amortization of purchase premiums on the One-Year CMT loan portfolio and a related security recorded in the first quarter of fiscal 1999 and the third and fourth quarter of fiscal 1998 due to the high level of prepayments, the $14.8 million charge in the second quarter of fiscal 1999 related to the write-off of purchase premiums on the One-Year CMT loan portfolio and the continuing accelerated amortization of purchase premiums on a related security . All yield and rate information is calculated on an annualized basis by dividing the income or expense item for the period by the average balances during the period of the appropriate balance sheet item. Net interest margin is calculated by dividing net interest income by average interest-earning assets. Non-accrual loans are included for the appropriate periods, whereas recognition of interest on such loans is discontinued and any remaining accrued interest receivable is reversed, in conformity with generally accepted accounting principles and federal regulations. The yields and net interest margins appearing in the following table have been calculated on a pre-tax basis.

                                                                        FOR THE YEAR ENDED SEPTEMBER 30,
                                            ----------------------------------------------------------------------------------------
                                                     1999                             1998                            1997
                                      AS OF -----------------------------   ----------------------------   -------------------------
                                     9/30/99     AVERAGE           YIELD/      AVERAGE              YIELD/    AVERAGE         YIELD/
                                   YIELD/RATE(1) BALANCE  INTEREST  RATE       BALANCE   INTEREST    RATE     BALANCE INTEREST RATE
                                   ---------   ---------  --------  -----     --------   --------   ----   ---------  -------  -----
                                                                             (Dollars in thousands)
Interest-earning assets:
   Loans receivable, net(2)..........   7.38% $3,038,086 $ 199,704   6.57%   $2,529,219 $ 177,252   7.01%  $1,217,181 $94,655  7.78%
   Mortgage-backed securities(2).....   6.78     337,333    18,493   5.48       288,832    16,588   5.74      103,389   7,035  6.80
   Short-term investments(3).........   5.41     144,842     7,590   5.24        86,642     5,013   5.79       27,612   1,613  5.84
   Tax certificates..................   7.95      26,666     1,882   7.06        38,978     2,952   7.57       41,162   3,171  7.70
   Long-term investments and
   FHLB stock, net ..................   7.49      80,042     5,881   7.35        81,600     5,762   7.06       33,161   2,300  6.94
                                        ----   ---------  --------  -----     ---------  --------   ----    --------- ------- -----
     Total interest-earning assets...   7.23   3,626,969   233,550   6.44     3,025,271   207,567   6.86    1,422,505 108,774  7.65
                                        ----   ---------  --------  -----     ---------  --------   ----    --------- ------- -----
Interest-bearing liabilities:
   NOW/Money Market..................   2.63     272,922     7,820   2.87       163,513     5,083   3.11       91,515   2,236  2.44
   Savings...........................   4.57     360,019    16,010   4.45       193,564     8,983   4.64      137,912   6,342  4.60
   Certificate of deposits...........   5.14   1,599,661    82,825   5.18     1,384,710    79,365   5.73      735,008  41,558  5.65
   Trust preferred securities........   9.53     218,500    21,154   9.68       173,288    16,952   9.78       63,008   6,473 10.27
   Senior notes......................   5.40     132,055     7,612   5.76            -         -       -           -       -     -
   FHLB advances and other borrowings   5.47     942,871    52,094   5.52       998,562    57,160   5.72      335,112  19,351  5.77
                                        ----   ---------  --------  -----     ---------  --------   ----    --------- ------- -----
     Total interest-bearing liabilities 5.26   3,526,028   187,515   5.32     2,913,637   167,543   5.75    1,362,555  75,960  5.58
                                        ----   ---------  --------  -----     ---------  --------   ----    --------- ------- -----
Excess of interest-earning assets over
   interest-bearing liabilities......          $ 100,941                      $ 111,634                     $  59,950
                                               =========                      =========                     =========
Net interest income..................                     $ 46,035                       $ 40,024                     $32,814
                                                          ========                       =========                    =======
Interest rate spread.................   1.97%                        1.12%                          1.11%                      2.07%
                                        ====                        ======                          =====                     =====
Net interest margin..................   2.13%                        1.27%                          1.32%                      2.31%
                                        ====                        ======                          =====                     =====
Ratio of interest-earning assets to
   interest-bearing liabilities......             102.86%                        103.83%                       104.40%
                                               ==========                     =========                       =======

----------
(1) The yields and rates along with the corresponding interest rate spread and net interest margin represent the yields earned and rates paid on BankUnited's interest-earning assets and interest-bearing liabilities, respectively, as of the close of business on September 30, 1999 and do not include any estimates of the effect accelerated amortization of purchased premiums would have on the yields earned.

(2) The yields and rates along with the corresponding interest rate spread and net interest margin for the fiscal year ended September 30, 1999 reflect the accelerated amortization of purchase premiums on the One-Year CMT loan portfolio and a related security in the first quarter of fiscal 1999 and the $14.8 million charge in the second quarter of fiscal 1999 related to the write-off of purchase premiums on the One-Year CMT loan portfolio and the continuing accelerated amortization of purchase premiums on a related security.

     The yields and rates along with the corresponding interest rate spread and net interest margin for the fiscal year ended September 30, 1998 reflect the accelerated amortization of purchase premiums on the one-year CMT loan portfolio in the third and fourth quarter of fiscal 1998.

(3) Short-term investments include FHLB overnight deposits, securities purchased under agreements to resell, federal funds sold and certificates of deposit.

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

                                                     YEAR ENDED SEPTEMBER 30,                    YEAR ENDED SEPTEMBER 30,
                                             ----------------------------------------    ----------------------------------------
                                                           1999 V. 1998                                1998 V. 1997
                                             ----------------------------------------    ----------------------------------------
                                                        INCREASE (DECREASE)                         INCREASE (DECREASE)
                                                              DUE TO                                      DUE TO
                                             ----------------------------------------    ----------------------------------------
                                                                    CHANGES                                   CHANGES
                                             CHANGES     CHANGES      IN        TOTAL    CHANGES    CHANGES      IN        TOTAL
                                               IN          IN        RATE/    INCREASE     IN         IN        RATE/    INCREASE
                                             VOLUME       RATE      VOLUME   (DECREASE)   VOLUME     RATE      VOLUME    (DECREASE)
                                             -------    -------    -------    -------    -------    -------    -------    -------
                                                                            (Dollars in thousands)
Interest income attributable to:
       Loans................................$ 35,662   $(10,997)  $ (2,213)  $ 22,452   $102,032   $ (9,353)  $(10,082)  $ 82,597
       Mortgage-backed securities and
         collateralized mortgage obligations   2,785       (753)      (127)     1,905     12,619     (1,098)    (1,968)     9,553
       Short-term investments(1)...........    3,367       (473)      (317)     2,577      3,447        (15)       (32)     3,400
       Tax Certificates.....................    (932)      (201)        63     (1,070)      (168)       (53)         2       (219)
       Long-term investments and FHLB stock     (110)       233         (4)       119      3,360         42         60      3,462
                                             -------    -------    -------    -------    -------    -------    -------    -------
         Total interest-earning assets......  40,772    (12,191)    (2,598)    25,983    121,290    (10,477)   (12,020)    98,793
                                             -------    -------    -------    -------    -------    -------    -------    -------
Interest expense attributable to:
       NOW/Money Market.....................   3,401       (398)      (266)     2,737      1,760        608        479      2,847
       Savings..............................   7,725       (375)      (323)     7,027      2,559         58         24      2,641
       Certificates of Deposit..............  12,320     (7,669)    (1,191)     3,460     36,735        569        503     37,807
       Trust preferred securities...........   4,423       (175)       (46)     4,202     11,330       (309)      (542)    10,479
       Senior Notes.........................       -          -      7,612      7,612          -          -          -          -
       FHLB advances and other borrowings...  (3,188)    (1,989)       111     (5,066)    38,310       (168)      (333)    37,809
                                             -------    -------    -------    -------    -------    -------    -------    -------
         Total interest-bearing liabilities.  24,681    (10,606)     5,897     19,972     90,694        758        131     91,583
                                             -------    -------    -------    -------    -------    -------    -------    -------
           Increase (decrease) in net
               interest income..............$ 16,091   $ (1,585)  $ (8,495)  $  6,011   $ 30,596   $(11,235)  $(12,151)  $  7,210
                                            ========   ========   ========   ========   ========   ========   ========   ========

------------------------------------
(1) Short-term investments include FHLB overnight deposits, securities purchased under agreements to resell, federal funds sold and certificates of deposit.

     PROVISION FOR LOAN LOSSES. The provision for loan losses increased $6.2 million to $7.9 million for the year ended September 30, 1999 compared to $1.7 million for the year ended September 30, 1998. Included in the $7.9 million provision is a $6.3 million provision recorded in the second quarter as a result of management's review of interest earning assets. The provision recorded in the second quarter of fiscal 1999 relates to one-to-four family residential mortgage loans ($2.1 million), indirect consumer loans ($0.3 million) and commercial loans ($3.9 million). The provision for loan losses represents management's estimate of the charge to operations after reviewing the nature, volume, delinquency status, and inherent risk in the loan portfolio in relation to the allowance for loan losses. For a detailed discussion of BankUnited's asset quality and allowance for loan losses, see "-Asset Quality."

     NON-INTEREST INCOME. Non-interest income decreased $1.4 million to $4.8 million for the year ended September 30, 1999 compared to $6.2 million for the year ended September 30, 1998. The results reflect a $4.4 million decrease in gains on sales of assets related to a reduction in the sales of loans and mortgage-backed securities. Core income, comprised of net service fee income, service charges and other fees on deposits and other non-interest income increased $3.0 million reflecting BankUnited's increased emphasis on implementing new products and services to meet customer needs.

     NON-INTEREST EXPENSES. Operating expenses increased $16.2 million to $48.4 million for the year ended September 30, 1999 compared to $32.2 million for the year ended September 30, 1998. Included in the increase in non-interest expenses are the expenses incurred in the second quarter of fiscal 1999 for the additional provision for tax certificate losses of $1.1 million, $1.0 million of expenses related to Year 2000 compliance and $1.0 million of miscellaneous other charges. The remaining increase in expenses is attributable to the growth BankUnited has experienced, including the additional costs relating to the acquisitions of Consumers Bancorp,

Inc. and Central Bank during the second and third quarters, respectively, of the 1998 fiscal year and the opening of two additional branches in the 1999 fiscal year. Total non-interest expenses, as a percentage of average assets, increased from 1.03% for the year ended September 30, 1998, to 1.28% for the same period in 1999 as a result of the additional charges.

     INCOME TAXES. The income tax provision decreased to a net benefit of $1.9 million for the year ended September 30, 1999, compared to a net expense of $5.0 million for the year ended September 30, 1998. This decrease was due to BankUnited's pre-tax loss during the year ended September 30, 1999, partially offset by the increase in the effective income tax rate due to the effect of non-deductible goodwill.

     PREFERRED STOCK DIVIDENDS. Preferred stock dividends decreased $124,000 to $773,000 for the year ended September 30, 1999 as compared to $897,000 for the year ended September 30, 1998. This decrease is the result of the retirement in January 1998 of the 8% Noncumulative Convertible Preferred Stock, Series 1993, partially offset by the issuance of additional shares of Noncumulative Convertible Preferred Stock, Series B.

COMPARISON OF OPERATING RESULTS FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 1998 AND 1997

     NET INCOME AFTER PREFERRED STOCK DIVIDENDS. BankUnited had net income after preferred stock dividends of $6.5 million for the year ended September 30, 1998, compared to net income after preferred stock dividends of $4.7 million for the year ended September 30, 1997. All major categories of income and expense increased significantly in the year ended September 30, 1998 as compared to the year ended September 30, 1997 and reflect the significant growth BankUnited experienced in fiscal 1998. Significant factors in such growth were the acquisitions of Consumers and Central, which were completed on January 23, 1998 and June 19, 1998, respectively. BankUnited's Consolidated Statement of Operations for the year ended September 30, 1998 reflects Consumers' and Central's operations from the date of acquisition. Below is a more detailed discussion of each major category of income and expenses.

     NET INTEREST INCOME. Net interest income increased $7.2 million, or 22.0%, to $40.0 million for the year ended September 30, 1998 from $32.8 million for the year ended September 30, 1997. This increase was attributable to an increase in average interest-earning assets of $1.6 billion, or 114.3%, to $3.0 billion for the year ended September 30, 1998 from $1.4 billion for the year ended September 30,1997, partially offset by a decrease in the net interest margin to 1.32% for the year ended September 30, 1998 from 2.31% for the year ended September 30, 1997. The increase in average interest-earning assets was primarily due to the purchase of $2.7 billion of residential mortgage loans during the 1998 fiscal year. The decrease in the net interest margin was due to a decrease in the yield on interest-earning assets to 6.86% for the year ended September 30, 1998 from 7.65% for the year ended September 30, 1997, primarily attributable to the lower yields on the loans purchased, and a 17 basis point increase in the cost of interest-bearing liabilities to 5.75% for the year ended September 30, 1998 from 5.58% for the year ended September 30, 1997.

     The increase in interest income of $98.8 million, or 90.8%, to $207.6 million for the year ended September 30, 1998 from $108.8 million for the year ended September 30, 1997, primarily reflects increases in interest and fees on loans of $82.6 million and a $9.6 million increase in interest on mortgage-backed securities. This increase in interest and fees on loans was due to an increase in average loans outstanding of $1.3 billion, or 108.3%, to $2.5 billion for the year ended September 30, 1998 from $1.2 billion for the year ended September 30, 1997, which resulted primarily from purchases of residential loans in the secondary mortgage market. The results of operations for the year ended September 30, 1998 reflect an acceleration in the amortization of purchase premiums on loans and mortgage-backed securities which increased from $1.1 million for the year ended September 30, 1997 to $11.4 million for the year ended September 30, 1998. The increase in premium amortization was largely the result of increased prepayments on purchased mortgage loans. Prepayments on purchased mortgage loans also negatively affect interest income since such loans are generally serviced by other entities who only remit funds received from prepayments on a monthly basis, which results in a loss of interest income from the delay in remittance and use of funds from such prepayments. As a result of prepayments and because many of the loans purchased are adjustable-rate mortgages in the "teaser" period, the yield on loans declined from 7.78% for the year ended September 30, 1997 to 7.01% for the year ended September 30, 1998. This 77 basis point drop in the yield earned on loans was a significant factor in the decline of the yield on interest earning assets.

     The increase in interest expense of $91.5 million, or 120.4%, to $167.5 million for the year ended September 30, 1998 from $76.0 million for the year ended September 30, 1997 primarily reflects an increase in interest expense on interest-bearing deposits of $43.3 million, or 86.4%, to $93.4 million for the year ended September 30, 1998, from $50.1 million for the year ended September 30, 1997, an increase in interest expense on FHLB advances of $32.9 million to $51.6 million for the year ended September 30, 1998, from $18.7 million for the year ended September 30, 1997, an increase in preferred dividends of the trust subsidiaries of $10.5 million to $17.0 million for the year ended September 30, 1998, from $6.5 million for the year ended September 30, 1997, and an increase in interest expense on securities sold under agreements to repurchase of $5.0 million to $5.5 million for the year ended September 30, 1998 from $0.5 million for the year ended September 30, 1997. This was due to an increase in average interest-bearing deposits of $777.4 million, or 80.6%,to $1.7 billion for the year ended September 30, 1998, from $964.4 million for the year ended September 30, 1997. Approximately $79.1 million of this increase represents deposits acquired with Consumers and Central. The average rate paid on interest-bearing deposits increased 16 basis points to 5.36% for the year ended September 30, 1998 from 5.20% for the year ended September 30, 1997.

     PROVISION FOR LOAN LOSSES. The provision for loan losses increased $0.4 million to $1.7 million for the year ended September 30, 1998 as compared to a provision for loan losses of $1.3 million for the year ended September 30, 1997. The provision for loan losses represents management's estimate of the charge to operations after reviewing the nature, volume, delinquency status, and inherent risk in the loan portfolio in relation to the allowance for loan losses. For a detailed discussion of BankUnited's asset quality and allowance for loan losses, see "Asset Quality."

     NON-INTEREST INCOME. Non-interest income increased $2.1 million to $6.2 million for the year ended September 30, 1998 as compared to $4.1 million for the year ended September 30, 1997. Of this increase, $3.6 million represents gains on the sale of loans and mortgage backed securities, partially offset by a $2.3 million decrease in loan servicing fee income, net, primarily due to the acceleration of amortization of mortgage servicing rights resulting from an increase in prepayments. The remaining increase was primarily attributable to service fees on deposits reflecting the increase in the amount of deposits outstanding.

     NON-INTEREST EXPENSES. Operating expenses increased $9.3 million to $32.2 million for the year ended September 30, 1998 as compared to $22.9 million for the year ended September 30, 1997. The increase in expenses was attributable to the growth experienced by BankUnited including the expenses of Consumers' and Central's operations.

     INCOME TAXES. The income tax provision was $5.0 million for each of the years ended September 30, 1998 and 1997.

     PREFERRED STOCK DIVIDENDS. Preferred stock dividends decreased $2.0 million to $0.9 million for the year ended September 30, 1998 as compared to $2.9 million for the year ended September 30, 1997. This decrease is the result of the retirement, in October 1997, of the 8% Noncumulative Convertible Preferred Stock, Series 1996, issued in connection with the acquisition of Suncoast and, in January 1998, of the 8% Noncumulative Convertible Preferred Stock, Series 1993, partially offset by the issuance of the Series B Preferred Stock in April 1998.

IMPACT OF INFLATION AND CHANGING PRICES.

       The financial statements and related financial data and notes presented herein have been prepared in accordance with Generally Accepted Accounting Principles (GAAP), which require the measurements of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

       Unlike most industrial companies, virtually all of BankUnited's assets and liabilities are monetary in nature. As a result, BankUnited is not significantly affected by the general levels of inflation. BankUnited's net income is mainly dependent on the spread between the average yield earned on its interest-earning assets and the average cost incurred on its interest-bearing liabilities. Therefore, BankUnited's net income is more significantly impacted by changes in interest rates (see Item 7a. "Quantitative and Qualitative Disclosures about Market Risk"). Although interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, interest rates may be affected by actions of Federal Reserve designed to control inflation.

SELECTED QUARTERLY FINANCIAL DATA

       Set forth below is selected quarterly data for the fiscal years ended September 30, 1999 and 1998.

       The quarterly financial data for the fourth quarter of fiscal 1999 and 1998 was not reviewed by BankUnited's independent certified public accountants in accordance with standards established for such reviews.

                                                                                              1999
                                                                  ---------------------------------------------------------
                                                                      FIRST         SECOND          THIRD         FOURTH
                                                                     QUARTER      QUARTER(1)       QUARTER        QUARTER
                                                                  -----------     -----------    -----------    -----------
                                                                        (Dollars in thousands, except per share data)
Net interest income.............................................  $    10,089     $     1,555    $    15,891    $    18,500
Provision for loan losses.......................................          400           6,336            450            753
Non-interest income.............................................        1,293           1,209          1,189          1,109
Non-interest expense............................................       10,222          13,936         11,135         13,100
                                                                  -----------     -----------    -----------    -----------
Income (loss) before taxes and preferred stock dividends........          760         (17,508)         5,495          5,756
Income taxes (benefit)..........................................          364          (6,578)         2,164          2,147
                                                                  -----------     -----------    -----------    -----------
Net income (loss) before preferred stock dividends..............          396         (10,930)         3,331          3,609
Preferred stock dividends.......................................          188             196            192            197
                                                                  -----------     -----------    -----------    -----------
Net income (loss) applicable to common stock....................  $       208     $   (11,126)   $     3,139    $     3,412
                                                                  ===========     ===========    ===========    ===========
Basic earnings (loss) per share.................................  $      0.01     $     (0.61)   $      0.17    $      0.19
                                                                  ===========     ===========    ===========    ===========
Diluted earnings (loss) per share...............................  $      0.01     $     (0.61)   $      0.17    $      0.18
                                                                  ===========     ===========    ===========    ===========

(1) Includes restructuring charges.

                                                                                             1998
                                                                  ---------------------------------------------------------
                                                                      FIRST         SECOND         THIRD          FOURTH
                                                                     QUARTER        QUARTER       QUARTER         QUARTER
                                                                  -----------     -----------    -----------    -----------
                                                                        (Dollars in thousands, except per share data)
Net interest income.............................................  $     9,367     $    11,360    $     8,151    $    11,146
Provision for loan losses.......................................          650             400            300            350
Non-interest income.............................................        1,644           1,015          2,503          1,063
Non-interest expense............................................        7,025           8,170          8,054          8,934
                                                                  -----------     -----------    -----------    -----------
Income before taxes and preferred stock dividends...............        3,336           3,805          2,300          2,925
Income taxes....................................................        1,361           1,513            949          1,186
                                                                  -----------     -----------    -----------    -----------
Net income before preferred stock dividends.....................        1,975           2,292          1,351          1,739
Preferred stock dividends.......................................          332             182            185            198
                                                                  -----------     -----------    -----------    -----------
Net income applicable to common stock...........................  $     1,643     $     2,110    $     1,166    $     1,541
                                                                  ===========     ===========    ===========    ===========
Basic earnings per share........................................  $      0.13     $      0.14    $      0.07    $      0.09
                                                                  ===========     ===========    ===========    ===========
Diluted earnings per share......................................  $      0.12     $      0.13    $      0.07    $      0.08
                                                                  ===========     ===========    ===========    ===========

     In the fourth quarter of 1998, as a result of increased prepayments, BankUnited recorded amortization expense of approximately $6.8 million relating to premiums on loans and mortgage-backed securities. In addition, during the fourth quarter, BankUnited adjusted normal recurring accruals of certain non-interest and operating expenses, deferred loan costs and estimates of required reserves based upon management's determination of amounts so required, in an aggregate of approximately $1.0 million resulting in an increase to net income before taxes.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     INTEREST RATE SENSITIVITY

     As a financial intermediary BankUnited invests in various types of interest-earning assets (primarily loans, mortgage-backed securities, and investment securities) which are funded largely by interest-bearing liabilities (primarily deposits, FHLB advances, and trust preferred securities). Such financial instruments have varying levels of sensitivity to changes in market interest rates which creates interest rate risk for the Bank. Accordingly, BankUnited's net interest income, the most significant component of its net income, is subject to substantial volatility due to changes in interest rates or market yield curves, particularly if there are differences, or gaps, in the repricing frequencies of its interest-earning assets and the interest-bearing liabilities which fund them. BankUnited monitors such interest rate gaps and seeks to manage its interest rate risk by adjusting the repricing frequencies of its interest-earning assets and interest-bearing liabilities. In addition to reviewing reports which summarize BankUnited's various interest sensitivity gaps, management utilizes a computer model which attempts to simulate the financial impact certain interest rate scenarios, or environments, are likely to have on the Bank. As discussed more fully below, a variety of factors influence the repricing characteristics and the market values of BankUnited's interest-earning assets and interest-bearing liabilities, but many of these factors are difficult to quantify.

     The matching of the repricing characteristics of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity gap. An asset or liability is said to be interest rate sensitive within a specific time period if it will contractually mature or reprice, or if by management assumption, it is likely to be impacted by prepayments, run-off, early withdrawal, or other such forces which can impact the timing and amount of a given financial instrument's cash flows. An interest rate sensitivity gap is the difference between the amount of interest-earning assets anticipated to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated to mature or reprice within that same period. A gap is considered to be positive when the amount of interest rate sensitive assets maturing or repricing within a specific time frame exceeds the amount of interest rate sensitive liabilities maturing or repricing within that same time frame. Conversely, a gap is considered to be negative when, within a given period of time, the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period where the general level of interest rates is rising, a bank with a negative gap over that period is likely to experience a decline in net interest income. Alternatively, a bank with a positive gap will typically experience an increase in net interest income.

SIGNIFICANT ASSUMPTIONS UTILIZED IN MANAGING INTEREST RATE RISK

     Assessing and managing BankUnited's exposure to interest rate risk involves significant assumptions concerning the exercise of options which are considered to be imbedded in many of the financial instruments on BankUnited's balance sheet, the expected movement and relationship of various interest rate indices, the impact of lag and cap risk, and the general availability of mortgages.

     IMBEDDED OPTIONS. A substantial portion of BankUnited's loans and mortgage-backed securities are residential mortgage loans which contain an imbedded option allowing borrowers to repay all, or a portion, of their loan prior to maturity without penalty. The existence of this imbedded prepayment option can adversely impact BankUnited's financial performance. In general, marketable securities tend to exhibit an increase in market value when the level of interest rates falls, and they tend to exhibit a decrease in market value when the level of interest rates rises. Mortgage loans having imbedded prepayment options, and the securities which contain them, do tend to decrease in market value as interest rates rise, however increases in market value due to a decrease in interest rates are typically suppressed since in a lower rate environment borrowers are more likely to prepay, or refinance, their mortgage loans. Consequently, the adverse impact an investment in mortgage loans or mortgage securities may have on BankUnited's market value of equity, should interest rates rise, may exceed the beneficial impact should interest rates fall by a like amount.

     Additionally, in an increasing interest rate environment BankUnited's funding costs may be expected to increase more quickly than would BankUnited's earnings from its residential mortgage loan assets. This could result in a deterioration in BankUnited's net interest margin. However, due to the asymmetry discussed previously, improvement in BankUnited's net interest margin due to a general decrease in interest rates, may be less than the deterioration in BankUnited's net interest margin given a similar increase in the general level of interest rates.

      A borrower's propensity for prepayment is dependent upon a number of factors, some of which are: the loan's current interest rate versus the rate at which the borrower would be able to refinance, the economic benefit expected to be obtained from refinancing, the borrower's financial ability to refinance, the availability of mortgage loans in general, and numerous other economic and non-economic factors, some of which may vary by geographic region.

     With respect to ARM loans, a borrower's incentive to prepay or refinance his loan is typically influenced by the interest rate index to which the interest rate on his loan is tied, the amount by which the loan rate is to differ from its associated index (the margin), the extent to which interest rate caps (if any) are expected to limit future interest rate adjustments, the extent to which payment caps (if any) are expected to limit future payment obligations, and other less quantifiable factors.

     A significant portion of BankUnited's loans are ARM loans which typically experience higher prepayment rates when long-term interest rates are falling, or are at historically low levels. BankUnited has purchased a substantial portion of these loans in the secondary market at a premium.

     In an interest rate environment where long-term interest rates are declining and related mortgage refinancing opportunities are readily available, prepayments of ARMs and higher rate, fixed-rate mortgages tend to accelerate. This was the case during the last half of fiscal 1998 and the first half of fiscal 1999. BankUnited's results of operations for the first quarter of fiscal year 1999 reflect the accelerated amortization of premiums on purchased loans and mortgage-backed securities due to such refinancings. As a result of the increase in prepayments, the amortization of premiums, net of discounts and deferred origination costs, increased from $1.0 million for the three months ended December 31, 1997 to $6.1 million for the three months ended December 31, 1998. BankUnited continued to experience high levels of prepayments in the second quarter of fiscal 1999, the effects of which are included in the $14.8 million charge to write-off the remaining purchase premiums on the One-Year CMT loan portfolio and to record the continuing accelerated amortization of purchase premiums on a similar security. In addition, $0.2 million of other amortization was recorded for a total reduction to income of $15.0 million. During the third quarter of fiscal 1999, long-term interest rates rose slightly resulting in a significant decrease in the level of prepayments. As a result of this decline in prepayments and the reduction in the balance of premiums to amortize in the second half of fiscal 1999, the amortization of premiums, net of discounts and deferred origination costs, decreased from $9.5 million for the six months ended September 30, 1998 to $2.8 million for the six months ended September 30, 1999. As of September 30, 1999, BankUnited's purchased premiums, net of discounts, were $3.5 million.

     BankUnited has reviewed its practice of purchasing mortgage loans in the secondary market, particularly ARM loans, and has put increased emphasis on originating its own loans. Over time, management expects this to mitigate BankUnited's exposure to the adverse impact accelerated premium amortization can have on its net interest income. However, with the exception of One-Year CMT ARM loans, BankUnited continues to purchase residential mortgage loans in the secondary market.

     Investment securities, other than those with early call provisions, generally do not contain significant imbedded options which results in greater degree of repayment predictability. While savings and checking deposits generally may be withdrawn upon customer request without prior notice, on an overall basis, one customer's withdrawal is likely to be offset by another customer's deposit resulting in a dependable source of funds. Time deposits are generally subject to early withdrawal penalties which results in the large majority of these deposits being maintained until maturity. Similarly, term FHLB advances have prepayment penalties which discourage early repayment by the Bank. BankUnited's trust preferred securities may be redeemed at varying times and $70 million of these securities may be redeemed through 2016 at a premium. (See Note 13 of the Notes to Consolidated Financial Statements for further discussion of the trust preferred securities).

     BankUnited borrows from the FHLB in the form of advances to fund operations. These advances have a variety of terms, rates and repayment provisions. A significant portion of BankUnited's advances were obtained through a convertible advances program that permits the FHLB to convert an advance from a fixed-rate basis to a floating-rate basis at its discretion. Should the FHLB elect to exercise this option, BankUnited's cost of funds may be affected adversely.

     INTEREST RATE INDICES. BankUnited's ARM loans and mortgage-backed securities are primarily indexed to the One Year Constant Maturity Treasury Index (see "Business--Lending Activities"). To the extent such loans and mortgage-backed securities are funded by deposits, FHLB advances, and other interest-bearing liabilities whose interest costs are influenced by indices not highly correlated with the One Year Constant Maturity Treasury Index, an environment of changing interest rates may impact the various indices differently which may lead to significant changes in the value of, and the net earnings generated from, BankUnited's financial instruments. Each index is unique, and as such, is uniquely influenced by various economic and non-economic forces. Therefore, historical relationships between various indices may not necessarily be indicative of future relationships.

     CAP RISKS AND LAG RISKS. At September 30, 1999 BankUnited's residential loan portfolio included $1.3 billion of ARMs (43.3% of BankUnited's total loan portfolio). The ARMs purchased by BankUnited typically have annual interest rate adjustment caps that limit rate changes to 2% per year. Further, a portion of these ARMs provide for initial rates of interest which are significantly below the rates which would prevail were the contractual interest rate index and margin used for repricing applied initially. Such loans are commonly referred to as being in their teaser rate period.

     In times of rising interest rates, these caps may serve to limit the increase in interest income generated from certain interest-earning assets. Conversely, in an environment of falling interest rates, they may reduce the decline in the Bank's interest income. Over periods of time where the general level of interest rates has had time to fluctuate, the alternating positive and negative effects generated by such interest rate caps will be largely offsetting. Over shorter periods, however, and to the extent any caps are actually limiting the interest rate adjustment of any assets, they can increase the volatility of BankUnited's net interest income, and to a lesser extent, its market value of equity.

     AVAILABILITY OF MORTGAGE LOANS. BankUnited's net income depends significantly on its ability to acquire mortgage loan assets on acceptable terms and at favorable spreads over the its borrowing costs. Should BankUnited be unable to acquire such mortgage loans, its results of operations will be adversely affected.

     In acquiring mortgage loans, BankUnited competes with REITs, investment banking firms, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, competing lenders, FNMA, FHLMC, GNMA, and other entities which purchase mortgage loans, some of which have greater financial resources than BankUnited. Increased competition for the acquisition of eligible mortgage loans or a diminution in the supply could result in BankUnited having to pay higher prices and accept lower yields. This, in turn, would reduce the amount by which BankUnited's yield on earning assets would exceeds its cost of funding those assets.

     The availability of mortgage loans meeting BankUnited's criteria is dependent upon, among other things, the size and level of activity in the residential real estate lending market, which in turn depends on other factors including the level of interest rates, regional and national economic conditions and changes in residential real estate values. To the extent the BankUnited is unable to acquire a sufficient volume of mortgage loans meeting its criteria, BankUnited's operating results could be adversely affected.

     BankUnited's rate-sensitive liabilities maturing or subject to repricing within one year exceed its rate-sensitive assets maturing or repricing within the same period. As of September 30, 1999, this circumstance results in a negative cumulative one-year gap position of 7.09% of total assets. This mismatch, when coupled with the deregulation of the restrictions previously imposed on the types of savings products that financial institutions are permitted to offer, subjects BankUnited's earnings to change based on fluctuations in interest rates. In terms of managing interest rate risk, one method available to management is to attempt to more closely match the repricing frequencies of the Bank's interest-earning assets to that of its interest-bearing liabilities.

     GAP TABLE. The following table sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at September 30, 1999, which are expected to reprice or mature in each of the future time periods shown.

                                                                       AT SEPTEMBER 30, 1999
                                           ----------------------------------------------------------------------------
                                                                  INTEREST SENSITIVITY PERIOD(1)
                                           ----------------------------------------------------------------------------
                                            6 MONTHS    6 MONTHS -     OVER 1-     OVER 5 -     OVER 10-
                                             OR LESS    1 YEAR        5 YEARS      10 YEARS       YEARS         TOTAL
                                           ----------   ------    --------------   ----------   ----------   ----------
                                                                     (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Investments, tax certificates,
    Federal funds sold, FHLB
    overnight deposits and other
    interest earning assets, at cost....   $  237,626   $   11,486    $   28,727   $    2,637   $   14,737   $  295,213
   Mortgage-backed securities...........       64,837       25,809       112,935       69,675       73,968      347,224
                                            ---------   ----------    ----------   ----------   ----------   ----------
 Loans:
   Adjustable-rate mortgages............      477,522      325,282       589,606       37,773          798    1,430,981
   Fixed-rate mortgages.................      113,867      108,209       737,210      467,650      355,823    1,782,759
   Commercial and consumer loans........       54,160       10,180        14,758          646           61       79,805
                                            ---------   ----------    ----------   ----------   ----------   ----------
     Total loans........................      645,549      443,671     1,341,574      506,069      356,682    3,293,545
                                            ---------   ----------    ----------   ----------   ----------   ----------
     Total interest-earning assets......   $  948,012   $  480,966    $1,483,236   $  578,381   $  445,387   $3,935,982
                                           ==========   ==========    ==========   ==========   ==========   ==========
Interest-bearing liabilities:
   Customer deposits:
     Money market and NOW accounts......   $   25,095   $   25,095    $  149,728   $   18,906   $        -   $  218,824
     Passbook accounts..................       26,566       26,566       212,528      113,843            -      379,503
     Certificate accounts...............      557,898      620,479       453,082          360            -    1,631,819
                                            ---------   ----------    ----------   ----------   ----------   ----------
     Total customer deposits............      609,559      672,140       815,338      133,109            -    2,230,146
                                            ---------   ----------    ----------   ----------   ----------   ----------
Borrowings:
   FHLB advances........................      505,000      125,000       440,000       26,447            -    1,096,447
   Senior Notes.........................            -            -       200,000            -            -      200,000
   Trust Preferred......................            -            -             -            -      218,500      218,500
   Other borrowings.....................       31,701            -             -            -            -       31,701
                                            ---------   ----------    ----------   ----------   ----------   ----------
     Total borrowings...................      536,701      125,000       640,000       26,447      218,500    1,546,648
                                            ---------   ----------    ----------   ----------   ----------    ---------
     Total interest-bearing liabilities.   $1,146,260   $  797,140    $1,455,338   $  159,556   $  218,500   $3,776,794
                                           ==========   ==========    ==========   ==========   ==========    =========
Derivative instruments affecting
   interest rate sensitivity............   $  225,000   $        -    $        -   $        -   $        -   $  225,000
                                            =========   ==========    ==========   ==========   ==========   ==========
Total interest-earning assets less
   interest-bearing liabilities ("GAP").   $   26,752   $ (316,174)   $   27,898   $  418,825   $  226,887   $  384,188
                                            =========   ==========    ==========   ==========   ==========   ==========
Ratio of GAP to total assets............        0.66%        (7.75)%        0.68%       10.27%        5.56%        9.42%
                                            ========     =========    ==========   ==========   =========    ==========
Cumulative excess (deficiency) of
   interest-earning assets over interest-
   bearing liabilities..................    $  26,752   $ (289,422)   $ (261,524)  $  157,301   $  384,188
                                            =========   ==========    ==========   ==========   ==========
Cumulative excess (deficiency) of
   interest-earning assets over interest-
   bearing liabilities, as a percentage
   of total assets......................        0.66%       (7.09)%        (6.41)%       3.86%        9.42%
                                            =========   ==========    ==========   ==========   ==========

(1) In preparing the table above, certain assumptions have been made with regard to the repricing or maturity of certain assets and liabilities. Assumptions as to prepayments on first and second mortgage loans and mortgage-backed securities were obtained from prepayment rate tables that provide assumptions corresponding to recent actual repricing experienced in the marketplace. Assumptions have also been made with regard to payments on tax certificates based on historical experience. Money market, NOW and passbook accounts are assumed to decay based upon duration estimates determined by management. The rates paid in these accounts, however, are determined by management based on market conditions and other factors and may reprice more slowly than assumed. All other assets and liabilities have been repriced based on the earlier of repricing or contractual maturity. The mortgage prepayment rate tables, deposit decay rates and the historical assumptions used regarding payments on tax certificates should not be regarded as indicative of the actual repricing that may be experienced by BankUnited.

     In addition to preparing and reviewing periodic gap reports which help identify repricing mismatches, management uses computer simulations which estimate the impact on net interest income of various interest rate scenarios, balance sheet trends and strategies. These simulations cover the following financial instruments: short-term financial instruments, securities, loans, deposits, borrowing and off-balance sheet financial instruments. These simulations incorporate assumptions about balance sheet dynamics, such as loan and deposit growth and pricing, changes in funding mix and asset and liability repricing and maturity characteristics. Simulations are run under various interest rate scenarios to determine the impact on net income and capital. From these scenarios, interest rate risk is quantified and appropriate strategies are developed and implemented. The overall interest rate risk position and strategies are reviewed on an ongoing basis by senior management. Additionally, duration and market value sensitivity measures are selectively utilized where they provide added value to the overall interest rate risk management process. Based on the information and assumptions in effect on September 30, 1999, management estimates the impact of a gradual and parallel 100 basis-point rise or fall in interest rates over the next 12 months to be between 4% and 10% of net interest income.

     BankUnited recognizes that there are numerous assumptions and estimates associated with the simulations described above which may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the simulation model assumes that the composition of BankUnited's interest sensitive assets and liabilities existing at the beginning of a period remains relatively constant over the period being measured and also assumes that the change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. In addition, prepayment estimates and other assumptions within the model are subjective in nature, involve uncertainties and therefore, cannot be determined with precision. For example, the unanticipated prolonged flatness of the yield curve as well as the volatility in interest rates experienced over the last six months of fiscal 1998 and the first six months of fiscal 1999 resulted in accelerated prepayments of loans and a significant reduction in interest income. This led BankUnited, as part of its restructuring strategy, to discontinue purchasing in the secondary market One-Year CMT loans to reduce its exposure to such interest rate risks in future periods. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Restructuring."

     Accordingly, although the simulation model may provide an indication of BankUnited's interest rate risk exposure at a particular point in time, such measurements are not intended to provide for a precise forecast of the effect of changes in market interest rates on BankUnited's net interest income and will differ from actual results.

     BankUnited's operations are affected by many factors beyond its control such as the overall condition of the economy, monetary and fiscal policies of the federal government, and regulations specific to the banking industry. Revenues generated from lending activities are impacted by loan demand, which in turn impacts the interest rates at which such loans may be made, the supply of housing, the availability of funds to lend, and the cost of obtaining such funds.

     BankUnited currently utilizes, on a limited basis, derivative financial instruments designed to reduce the interest rate risks associated with certain other financial instruments. Specifically, Interest Rate Cap contracts have been acquired by BankUnited to reduce its exposure to the increased funding costs that would likely result in an increasing interest rate environment. As was discussed previously, increased funding costs are not likely to be fully counterbalanced by an offsetting increase in BankUnited's yield on interest earning assets. (Refer to Note 18 "Commitments and Contingencies" of the Notes to Consolidated Financial Statements for further discussion of the Interest Rate Cap contracts.) The Interest Rate Cap contracts are treated as cash flow hedges and it is anticipated that any change in their fair value will be substantially offset by an opposite change in the fair value of the financial instruments intended to hedge. There can be no assurance, however, of the degree to which BankUnited will be able to match its short-term, interest-earning assets to its short-term, interest-bearing liabilities. Neither can there be any assurances of BankUnited's ability to manage related liquidity risks.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BANKUNITED FINANCIAL CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Report of Independent Certified Public Accountants.......................... 60

Consolidated Statements of Financial Condition as of September 30, 1999
       and September 30, 1998............................................... 61

Consolidated Statements of Operations for the Years Ended
       September 30, 1999, 1998 and 1997.................................... 62

Consolidated Statements of Stockholders' Equity for the Years Ended
       September 30, 1999, 1998 and 1997.................................... 63

Consolidated Statements of Cash Flows for the Years Ended
       September 30, 1999, 1998 and 1997.................................... 66

Notes to Consolidated Financial Statements.................................. 68

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of BankUnited Financial Corporation:

     In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of BankUnited Financial Corporation and its subsidiaries at September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of BankUnited's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Miami, Florida
October 21, 1999

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                                            SEPTEMBER 30,
                                                                                                 -------------------------------
                                                                                                      1999             1998
                                                                                                 ------------      -------------
                                                                                                       (dollars in thousands)

ASSETS:
       Cash....................................................................................  $     26,123      $      26,243
       Federal Home Loan Bank overnight deposits...............................................        50,412             65,268
       Securities purchased under agreements to resell.........................................       150,000                  -
       Tax certificates (net of reserves of $1,168 and $469 at September 30, 1999 and 1998,
         respectively).........................................................................        14,815             40,007
       Investments held to maturity (market value of approximately $4,984 and $14,699 at
         September 30, 1999 and 1998, respectively)............................................         5,058             14,542
       Investments available for sale, at market...............................................        20,001             23,661
       Mortgage-backed securities, held to maturity (market value of approximately $198,785
         and $143,505 at September 30, 1999 and 1998, respectively)............................       202,839            146,146
       Mortgage-backed securities available for sale, at market................................       144,385            199,610
       Loans receivable, net...................................................................     2,899,231          2,869,604
       Mortgage loans held for sale (market value of approximately $403,785 and $179,503
          at September 30, 1999 and 1998, respectively)........................................       403,635            172,410
       Other interest earning assets...........................................................        54,927             51,313
       Office properties and equipment, net....................................................        15,644             14,198
       Real estate owned.......................................................................         3,548              1,974
       Accrued interest receivable.............................................................        24,768             32,864
       Mortgage servicing rights...............................................................         7,820              8,917
       Goodwill................................................................................        31,465             32,106
       Prepaid expenses and other assets.......................................................        23,800             39,520
                                                                                                 ------------      -------------
         TOTAL ASSETS..........................................................................  $  4,078,471      $   3,738,383
                                                                                                 ============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
       Deposits................................................................................  $  2,279,798      $   2,124,824
       Securities sold under agreements to repurchase..........................................        31,701            121,148
       Advances from Federal Home Loan Bank....................................................     1,096,447          1,021,466
       Senior notes............................................................................       200,000                  -
       Company obligated mandatorily redeemable trust preferred securities of subsidiary trust
         holding solely junior subordinated deferrable interest debentures of BankUnited.......       218,500            218,500
       Interest payable (primarily on deposits and advances from Federal Home Loan Bank).......        10,205              7,825
       Advance payments by borrowers for taxes and insurance...................................        19,616             12,645
       Accrued expenses and other liabilities..................................................        32,067             32,683
                                                                                                 ------------      -------------
         TOTAL LIABILITIES.....................................................................     3,888,334          3,539,091
                                                                                                 ------------      -------------

COMMITMENTS AND CONTINGENCIES (Notes 8 and 18)
STOCKHOLDERS' EQUITY:
       Preferred stock, Series B and Series 9%, $0.01 par value.
         Authorized shares--10,000,000; issued and outstanding shares - 992,938 and
         926,697 at September 30, 1999 and 1998, respectively..................................            10                  9
       Class A Common Stock, $0.01 par value. Authorized shares--30,000,000 at
         September 30, 1999 and 1998; issued shares - 18,049,430 and 17,816,213 at September 30, 1999 and 1998, respectively; outstanding shares - 17,866,430
         and 17,816,213 at September 30, 1999 and 1998, respectively...........................           180                178
       Class B Common Stock, $0.01 par value. Authorized shares--3,000,000; issued and outstanding shares - 458,467 and 331,743 at September 30, 1999 and 1998,
          respectively.........................................................................             5                  3
       Additional paid-in capital..............................................................       181,335            178,777
       Retained earnings.......................................................................        14,081             18,448
       Treasury stock, 183,000 shares of Class A Common Stock, at cost.........................        (1,684)                 -
       Accumulated other comprehensive (loss) income, net of tax...............................        (3,790)             1,877
                                                                                                -------------       ------------
         TOTAL STOCKHOLDERS' EQUITY............................................................       190,137            199,292
                                                                                                -------------       ------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..........................................$    4,078,471      $   3,738,383
                                                                                               ==============      =============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                         FOR THE YEARS ENDED SEPTEMBER 30:
                                                                                  ----------------------------------------------
                                                                                     1999              1998             1997
                                                                                  ----------       ----------        ----------
                                                                                   (dollars in thousands, except per share data)

Interest income:
       Interest and fees on loans................................................ $  199,704       $  177,252        $   94,655
       Interest on mortgage-backed securities....................................     18,493           16,588             7,035
       Interest on short-term investments........................................      7,590            5,013             1,613
       Interest and dividends on long-term investments and other
         interest-earning assets.................................................      7,763            8,714             5,471
                                                                                    --------         --------          --------
         Total interest income...................................................    233,550          207,567           108,774
                                                                                    --------         --------          --------

Interest expense:
       Interest on deposits......................................................    106,655           93,431            50,136
       Interest on borrowings....................................................     59,706           57,160            19,351
       Preferred dividends of Trust Subsidiary...................................     21,154           16,952             6,473
                                                                                    --------         --------          ---------
         Total interest expense..................................................    187,515          167,543            75,960
                                                                                    --------         --------          --------

         Net interest income before provision for loan losses....................     46,035           40,024            32,814
Provision for loan losses........................................................      7,939            1,700             1,295
                                                                                    --------         --------          --------
         Net interest income after provision for loan losses.....................     38,096           38,324            31,519
                                                                                    --------         --------          --------

Non-interest income:
       Service fees, net.........................................................      3,785            1,139             2,993
       Net (loss) gain on sale of loans, mortgage-backed securities
         and other assets........................................................         (4)           4,435               820
       Other  ...................................................................      1,019              651               247
                                                                                    --------         --------          --------
         Total non-interest income...............................................      4,800            6,225             4,060
                                                                                    --------         --------          --------

Non-interest expenses:
       Employee compensation and benefits........................................     15,970           10,943             8,880
       Occupancy and equipment...................................................      8,029            4,854             3,568
       Insurance.................................................................      1,683            1,185               948
       Professional fees--legal and accounting...................................      3,084            1,891             1,605
       Telecommunications and data processing....................................      2,688            1,997             1,536
       Loan servicing expense....................................................      6,433            5,313             1,796
       Real estate owned operations..............................................        152               82               301
       Advertising and promotion expense.........................................      1,430            1,486               814
       Amortization of goodwill..................................................      1,555            1,070               683
       Other operating expenses..................................................      7,369            3,362             2,816
                                                                                    --------         --------          --------
         Total non-interest expenses.............................................     48,393           32,183            22,947
                                                                                    --------         --------          --------

         (Loss) income before income taxes and preferred stock dividends.........     (5,497)          12,366            12,632
(Benefit) provision for income taxes.............................................     (1,903)           5,009             5,033
                                                                                    --------         --------          --------

         Net (loss) income before preferred stock dividends......................     (3,594)           7,357             7,599
Preferred stock dividends........................................................        773              897             2,890
                                                                                    --------         --------          --------

         Net (loss) income after preferred stock dividends.......................  $  (4,367)       $   6,460        $    4,709
                                                                                   =========        =========        ==========

Basic (loss) earnings per share..................................................  $   (0.24)       $    0.41        $     0.57
                                                                                   =========        =========        ==========

Diluted (loss) earnings per share................................................  $   (0.24)       $    0.39        $     0.54
                                                                                   =========        =========        ==========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                          FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997
                                               --------------------------------------------------------------------------
                                                                                 CLASS A                  CLASS B
                                                 PREFERRED STOCK              COMMON STOCK             COMMON STOCK
                                              -----------------------    ---------------------      ---------------------
                                               SHARES       AMOUNT       SHARES       AMOUNT        SHARES       AMOUNT
                                              ---------   -----------    ---------  -----------      -------  -----------
                                                                         (dollars in thousands)
BALANCE AT SEPTEMBER 30, 1996..............   2,664,547   $        27    5,454,201  $        54      251,515  $         3
   Comprehensive income:
     Net income for the year ended
       September 30, 1997..................           -             -            -           -             -            -
     Payments of dividends on the
       BankUnited's Preferred Stock........           -             -            -           -             -            -
     Other comprehensive income, net of tax           -             -            -           -             -            -
       Total comprehensive income..........
   Issuance of Class A and Class B
     Common Stock..........................           -             -       40,357            -       24,423            -
   Conversion of Preferred Stock
     to Common Class A.....................    (973,568)          (10)   1,470,359           13            -            -
   Conversion of Common Class B
     to Common Class A.....................           -             -          253            -         (253)           -
   Preferred Stock, Series 9%
     tender offer..........................    (448,583)           (4)           -            -            -            -
   Issuance of Stock in connection
     with the Suncoast acquisition.........     920,000             9    2,199,730           22            -            -
   Stock options and warrants exercised....      12,900             -       89,004            -            -            -
   Common stock issued through
     preferred stock dividends.............           -             -        3,194            3            -            -
                                            -----------   -----------  -----------  -----------  -----------  -----------
BALANCE AT SEPTEMBER 30, 1997..............   2,175,296            22    9,257,098           92      275,685            3
   Comprehensive income:
     Net income for the year ended
       September 30, 1998..................           -             -            -            -            -            -
     Payments of dividends on the
       BankUnited's Preferred Stock........           -             -            -            -            -            -
     Other comprehensive income, net of tax           -             -            -            -            -            -
       Total comprehensive income..........
   Issuance of Class A and Class B
     Common Stock..........................           -             -       35,477            -        3,541            -
   Conversion of Preferred Stock
     to Common Class A.....................  (1,290,061)          (13)   1,614,104           16            -            -
   Issuance of Series B Preferred Stock....      20,762             -            -            -            -            -
   Preferred Stock, Series 9%
     tender offer..........................      (4,300)            -            -            -            -            -
   Underwritten public offering and direct
     offering of BankUnited's Class A
     and Class B Common Stock and
     Series B Preferred Stock, net.........      25,000             -    4,761,500           48       30,000            -
   Issuance of Stock in connection with the
     Consumers Bancorp acquisition.........           -             -      562,508            6            -            -
   Issuance of Stock in connection with the
     Central Bank acquisition..............           -             -    1,386,000           14            -            -
   Stock options and warrants exercised....           -             -      195,584            2       22,517            -
   Common stock issued through
     preferred stock dividends.............           -             -        3,942            -            -            -
                                            -----------   -----------  -----------  -----------  -----------  -----------
BALANCE AT SEPTEMBER 30, 1998..............     926,697             9   17,816,213          178      331,743            3
   Comprehensive loss:
     Net loss for the year ended
       September 30, 1999..................           -             -            -            -            -            -
     Payments of dividends on the
       BankUnited's Preferred Stock........           -             -            -            -            -            -
     Other comprehensive loss, net of tax..           -             -            -            -            -            -
       Total comprehensive loss............
   Issuance of Series B Preferred Stock....      26,241             -            -            -            -            -
   Issuance of Class A and Class B
     Common Stock..........................           -             -       64,176            1          811            -
   Conversion of Class B to Class A
     Common Stock..........................           -             -       97,048            1      (97,048)          (1)
   Purchase of Class A Common Stock........           -             -     (183,000)           -            -            -
   Stock options and warrants exercised....      40,000             1       58,984            -      222,961            3
   Common stock issued through
     preferred stock dividends.............           -             -       13,009            -            -            -
                                            -----------   -----------  -----------  -----------  -----------  -----------
BALANCE AT SEPTEMBER 30, 1999..............     992,938     $      10   17,866,430    $     180      458,467  $         5
                                            ===========     =========  ===========    =========  ===========  ===========

                                                                                                           (CONTINUED ON NEXT PAGE)

                                       63

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - (CONTINUED)

                                                                                                ACCUMULATED OTHER
                                                                                                 COMPREHENSIVE        TOTAL
                                                PAID-IN          RETAINED         TREASURY       INCOME (LOSS),    STOCKHOLDERS'
                                                CAPITAL          EARNINGS           STOCK          NET OF TAX         EQUITY
                                            --------------    -------------     -------------    --------------    -------------
                                                                           (dollars in thousands)
BALANCE AT SEPTEMBER 30, 1996.............. $       62,055    $       7,279     $           -    $        (307)    $      69,111
   Comprehensive income:
     Net income for the year ended
       September 30, 1997..................              -            7,599                 -                -             7,599
     Payments of dividends on the
       BankUnited's Preferred Stock........              -           (2,890)                -                -            (2,890)
     Other comprehensive income, net of tax              -                -                 -            1,168             1,168
                                                                                                                   -------------
       Total comprehensive income..........                                                                                5,877
   Issuance of Class A and Class B
     Common Stock..........................            501                -                 -                -               501
   Conversion of Preferred Stock
     to Common Class A.....................             (3)               -                 -                -                 -
   Conversion of Common Class B
     to Common Class A.....................              -                -                 -                -                 -
   Preferred Stock, Series 9%
     tender offer..........................         (4,481)               -                 -                -            (4,485)
   Issuance of Stock in connection
     with the Suncoast acquisition.........         27,781                -                 -                -            27,812
   Stock options and warrants exercised....            794                -                 -                -               794
   Common stock issued through
     preferred stock dividends.............             32                -                 -                -                35
                                            --------------    -------------     -------------    -------------     -------------
BALANCE AT SEPTEMBER 30, 1997..............         86,679           11,988                 -              861            99,645
   Comprehensive income:
     Net income for the year ended
       September 30, 1998..................              -            7,357                 -                -             7,357
     Payments of dividends on the
       BankUnited's Preferred Stock........              -             (897)                -                -              (897)
     Other comprehensive income, net of tax              -                -                 -            1,016             1,016
                                                                                                                   -------------
       Total comprehensive income..........                                                                                7,476
   Issuance of Class A and Class B
     Common Stock..........................            237                -                 -                -               237
   Conversion of Preferred Stock
     to Common Class A.....................           (463)               -                 -                -              (460)
   Issuance of Series B Preferred Stock....            398                                  -                -               398
   Preferred Stock, Series 9%
     tender offer..........................            (43)               -                 -                -               (43)
   Underwritten public offering and direct
     offering of BankUnited's Class A
     and Class B Common Stock and Series B
     Preferred Stock, net..................         59,055                -                 -                -            59,103
   Issuance of Stock in connection
     with the Consumers Bancorp
     acquisition...........................          7,647                -                 -                -             7,653
   Issuance of Stock in connection
     with the Central Bank acquisition.....         22,769                -                 -                -            22,783
   Stock options and warrants exercised....          2,438                -                 -                -             2,440
   Common stock issued through
     preferred stock dividends.............             60                -                 -                -                60
                                            --------------    -------------     -------------    -------------     -------------
BALANCE AT SEPTEMBER 30, 1998..............        178,777           18,448                -             1,877           199,292
   Comprehensive loss:
     Net loss for the year ended
       September 30, 1999..................             -            (3,594)               -                -             (3,594)
     Payments of dividends on the
       BankUnited's Preferred Stock........             -              (773)               -                -               (773)
     Other comprehensive loss, net of tax..             -                -                 -            (5,667)           (5,667)
                                                                                                                   -------------
       Total comprehensive loss............                                                                              (10,034)
     Issuance of Series B Preferred Stock..           111                -                 -                -                111
     Issuance of Class A and Class B
       Common Stock........................           325                -                 -                -                326
     Conversion of Class B to Class A
       Common Stock........................             -                -                 -                -                 -
     Purchase of Class A Common Stock......             -                -             (1,684)              -             (1,684)
     Stock options and warrants exercised..         2,007                -                 -                -              2,011
     Common stock issued through
       preferred stock dividends...........           115                -                 -                -                115
                                            -------------     ------------      ------------     ------------      -------------
BALANCE AT SEPTEMBER 30, 1999.............. $     181,335     $     14,081      $      (1,684)   $      (3,790)    $     190,137
                                            =============     ============      =============    =============     =============

                                                                                                           (CONTINUED ON NEXT PAGE)

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - (CONTINUED)
FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

The beginning balance at September 30, 1996 of each series of BankUnited's preferred stock was as follows:

                                                                                                SHARES            AMOUNT
                                                                                             -------------    ------------
                                                                                                 (dollars in thousands)

       Series B...........................................................................         183,818    $           2
       Series C...........................................................................         363,636                4
       Series C-II........................................................................         222,223                2
       Series 1993........................................................................         744,870                7
       Series 9%..........................................................................       1,150,000               12
                                                                                             -------------    -------------

       Total..............................................................................       2,664,547    $          27
                                                                                             =============    =============

The ending balance at September 30, 1999 of each series of BankUnited's preferred stock was as follows:

                                                                                                SHARES            AMOUNT
                                                                                             -------------    ------------
                                                                                                    (dollars in thousands)
       Series B...........................................................................         295,821    $           3
       Series 9%..........................................................................         697,117                7
                                                                                             -------------    -------------

       Total..............................................................................         992,938    $          10
                                                                                             =============    =============

The following table presents additional information concerning BankUnited's other comprehensive (loss) income:

                                                                                   FOR THE YEARS ENDED SEPTEMBER 30,
                                                                           ------------------------------------------------
                                                                                1999             1998              1997
                                                                           -------------     -------------    -------------
                                                                                        (dollars in thousands)
   Other comprehensive (loss) income, net of tax:
     Unrealized holding (losses) gains arising during the period.........  $      (5,698)    $       1,278    $       1,341
     Less reclassification adjustments for:
       Amortization of unrealized losses on transferred securities.......             31                 -                -
       Realized gains on securities sold included in net (loss) income ..              -              (262)            (173)
                                                                             -----------       -----------      -----------
   Total other comprehensive (loss) income, net of tax...................  $      (5,667)    $       1,016    $       1,168
                                                                            ============      ============     ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        FOR THE YEARS ENDED SEPTEMBER 30,
                                                                                ------------------------------------------------
                                                                                    1999              1998             1997
                                                                                -------------    -------------     -------------
                                                                                                 (in thousands)

Cash flows from operating activities:
       Net (loss) income.....................................................   $      (3,594)   $       7,357     $       7,599
         Adjustments to reconcile net (loss) income to net cash provided by
           (used in) operating activities:
           Provision for loan losses.........................................           7,939            1,700             1,295
           Provision (credit) for losses on tax certificates.................           1,147             (166)               84
           Depreciation and amortization.....................................           3,243            1,633             1,320
           Amortization (accretion) of fees, discounts and premiums..........          24,358           11,449              (431)
           Amortization of mortgage servicing rights.........................           1,471            2,236               931
           Amortization of goodwill..........................................           1,555            1,070               683
           Amortization of unrealized losses on transferred
              mortgage-backed securities.....................................              50                -                 -
         Net (gain) loss on sale of loans and mortgage-backed securities.....               5           (4,429)             (819)
         Net (gain) loss on sale of real estate owned........................            (154)             (39)              236
         Loans originated for sale...........................................        (140,399)        (312,749)          (28,467)
         Proceeds from sale of loans.........................................          23,559          177,504            39,890
         Decrease (increase) in accrued interest receivable..................           8,096          (15,506)           (6,285)
         Increase in interest payable on deposits and FHLB advances..........           2,380            3,523             1,142
         Decrease in accrued taxes...........................................          (1,224)          (9,418)           (1,062)
         Increase (decrease) in other liabilities............................           3,359           20,228           (18,818)
         Decrease (increase) in prepaid expenses and other assets............          16,442          (17,475)           (1,635)
         Proceeds from sale of mortgage servicing rights.....................               -                -             4,215
         Purchase of mortgage servicing rights...............................               -             (678)                -
         Other, net..........................................................           2,628           (2,523)              712
                                                                                -------------    -------------     -------------

           Net cash (used in) provided by operating activities...............         (49,139)        (136,283)              590
                                                                                -------------    -------------     -------------

Cash flows from investing activities:
       Net increase in loans.................................................        (180,260)      (1,392,617)         (792,501)
       Purchase of investment securities.....................................          (3,915)         (15,363)          (22,144)
       Purchase of mortgage-backed securities................................        (185,786)        (118,336)          (56,499)
       Purchase of other earning assets......................................         (49,649)         (46,325)          (32,300)
       Proceeds from repayments of investment securities.....................          15,300           22,323             4,051
       Proceeds from repayments of mortgage-backed securities................         173,653          264,164            19,345
       Proceeds from repayments of other earning assets......................          46,035           29,423            14,176
       Proceeds from sale of investment securities...........................               -                -               126
       Proceeds from sale of mortgage-backed securities......................               -           15,572             7,653
       Proceeds from sale of real estate owned...............................           4,542            1,225             2,257
       Purchase of office properties and equipment...........................          (4,689)          (8,140)           (1,980)
       Sale of office properties and equipment...............................               -               23             1,364
       Capitalized cost for loan securities..................................               -             (581)                -
       Net decrease (increase) in tax certificates...........................          24,045            9,276            (9,278)
       Cash and cash equivalents of Suncoast at date of acquisition..........               -                -            32,803
       Purchase of Consumers, net of acquired cash equivalents...............               -            8,098                 -
       Cash and cash equivalents of Central at date of acquisition...........               -           18,170                 -
                                                                                -------------    -------------     -------------

         Net cash used in investing activities...............................   $    (160,724)   $  (1,213,088)    $    (832,927)
                                                                                -------------    -------------     -------------

                                                                                                           (CONTINUED ON NEXT PAGE)

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)

                                                                                        FOR THE YEARS ENDED SEPTEMBER 30,
                                                                                ------------------------------------------------
                                                                                    1999              1998             1997
                                                                                -------------    -------------     -------------
                                                                                                 (in thousands)
Cash flows from financing activities:
       Net increase in deposits..............................................   $     154,974    $     774,720     $     366,049
       Net increase in Federal Home Loan Bank advances.......................          74,981          341,982           382,984
       Net increase in other borrowings......................................         110,553           74,199            30,000
       Capitalized costs for senior notes....................................          (2,261)               -                 -
       Decrease in subordinated notes........................................               -                -              (775)
       Net proceeds from issuance of trust preferred securities..............               -           98,913           111,456
       Net proceeds from issuance (redemption) of stock......................           2,011           60,523            (3,157)
       Purchase of BankUnited's Class A Common Stock.........................          (1,684)               -                 -
       Dividends paid on BankUnited's preferred stock........................            (658)            (837)           (2,855)
       Increase in advances from borrowers for taxes and insurance...........           6,971            1,398             4,483
                                                                                -------------    -------------     -------------

         Net cash provided by financing activities...........................         344,887        1,350,898           888,185
                                                                                -------------    -------------     -------------

Increase in cash and cash equivalents........................................         135,024            1,527            55,848

Cash and cash equivalents at beginning of year...............................          91,511           89,984            34,136
                                                                                -------------    -------------     -------------

Cash and cash equivalents at end of year.....................................   $     226,535    $      91,511     $      89,984
                                                                                =============    =============     =============

Supplemental disclosure of non-cash investing and financing activities:
       Interest paid on deposits and borrowings..............................   $     185,136    $     163,561     $      73,385
       Income taxes paid.....................................................   $           -    $       3,884     $       3,390
       Transfers from loans to real estate owned.............................   $       7,519    $       2,226     $       2,296
       Securitization of loans receivable....................................   $           -    $     355,469     $           -
       Transfer of loans from a mortgage-backed security ....................   $      14,600    $           -     $           -
       Transfer of loans from held for sale to portfolio.....................   $      73,825    $           -     $           -
       Transfer of loans from portfolio to held for sale.....................   $     288,319    $           -     $           -
       Transfer of mortgage-backed securities from available for sale to
         held to maturity....................................................   $     156,370    $           -     $           -
       Issuance of Class A Common Stock upon conversion of
         preferred stock.....................................................   $           -    $         460     $           -
       Issuance of Class A Common Stock in connection with bank
         acquisitions........................................................   $           -    $      30,436     $      27,812

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The accounting and reporting policies of BankUnited Financial Corporation ("BankUnited") and subsidiaries conform to generally accepted accounting principles and to general practices within the savings and loan industry. Presented below is a description of BankUnited and its principal accounting policies.

(A) BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include the accounts of BankUnited and its subsidiaries, including BankUnited, FSB (the "Bank"). The Bank provides a full range of banking services to individual and corporate customers through its branches in South and West Florida. The Bank is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities. All significant intercompany transactions and balances have been eliminated.

       The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and operations for the period.

       Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the allowance for losses on tax certificates, the effect of prepayments on premiums on purchased loans, the valuation of mortgage servicing rights, and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. Premiums on purchased loans are amortized based, in part, on management's estimate of future prepayment rates. If actual prepayments exceed these estimates, premium amortization is increased through charges to interest income in the period the excess prepayments occur. In connection with real estate owned, management obtains independent appraisals for properties.

(B) CASH AND CASH EQUIVALENTS

       For the purpose of reporting cash flows, cash and cash equivalents include cash, Federal Home Loan Bank overnight deposits, and securities purchased under agreement to resell with original maturities of three months or less.

(C) MORTGAGE-BACKED SECURITIES AND INVESTMENTS

       Mortgage-backed securities and other investments available for sale are carried at fair value (market value), inclusive of unrealized gains and losses, and net of discount accretion and premium amortization computed using the level yield method. Net unrealized gains and losses are included in comprehensive
(loss) income net of applicable deferred income taxes.

       Mortgage-backed securities and investments held to maturity are carried at amortized cost. Mortgage-backed securities and investment securities that BankUnited has the positive intent and ability to hold to maturity are designated as held-to-maturity securities.

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

(D) ALLOWANCE FOR LOAN LOSSES

       A provision for losses on loans is charged to operations when, in management's opinion, the collectibility of the balances is doubtful and the carrying value is greater than the fair value, net of selling costs, of collateral dependent loans or the estimated

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
SEPTEMBER 30, 1999

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

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

       BankUnited's non-accrual policy provides that all loans are placed on non-accrual status when they are more than 90 days past due as to either principal or interest. Loans are returned to accrual status when they become less than 90 days delinquent.

(E) LOANS RECEIVABLE

       Loans receivable are considered long-term investments and, accordingly, are carried at historical cost. Loans held for sale are recorded at the lower of cost or market, determined in the aggregate. In determining cost, deferred loan origination fees and costs are adjusted to the principal balances of the related loans.

(F) LOAN ORIGINATION FEES, COMMITMENT FEES, LOAN PREMIUMS AND RELATED COSTS

       Loan origination fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income using the interest method over the contractual life of the loans, adjusted for estimated prepayments based on BankUnited's historical prepayment experience. Commitment fees and costs relating to commitments are recognized over the commitment period on a straight-line basis. If the commitment is subsequently exercised during the commitment period, the remaining unamortized commitment fee at the time of exercise is recognized over the life of the loan as an adjustment of yield.

       Premiums paid on purchased loans are capitalized and recognized as an adjustment to interest income over the contractual life of the loans, adjusted for estimated prepayments based on BankUnited's historical prepayment experience. If actual prepayments exceed those estimated by BankUnited, premium amortization is increased through charges to interest income in the period the excess prepayments occur.

(G) OTHER INTEREST EARNING ASSETS

       Other interest earning assets includes Federal Home Loan Bank of Atlanta ("FHLB") stock and an equity investment in the Community Reinvestment Group. The fair value is estimated to be the carrying value which is par.

(H) OFFICE PROPERTIES AND EQUIPMENT

       Office properties and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is provided using the estimated service lives of the assets for furniture, fixtures and equipment (7 to 10 years), and computer equipment and software (3 to 5 years), or with leasehold improvements, the term of the lease or the useful life of the improvement, whichever is shorter. Repair and maintenance costs are charged to operations as incurred, and improvements are capitalized.

(I) ACCRUED INTEREST RECEIVABLE

       Recognition of interest on the accrual method is discontinued when interest or principal payments are greater than 90 days in arrears. At the time a loan is placed on nonaccrual status, previously accrued and uncollected interest is reversed against interest income in the current period.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
SEPTEMBER 30, 1999

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

(J) REAL ESTATE OWNED

       Property acquired through foreclosure or deed in lieu of foreclosure is recorded at the lower of the related principal balance at foreclosure or estimated fair value less estimated costs to sell the property. Any excess of the loan balance over the fair value less estimated costs to sell the property is charged to the allowance for loan losses when the property is classified as real estate owned. The carrying value is reviewed periodically and, when necessary, any decline in the value of the real estate is charged to operations. Significant property improvements which enhance the salability of the property are capitalized to the extent that the carrying values do not exceed their estimated realizable values. Maintenance and carrying costs on the property are charged to operations as incurred.

(K) IMPAIRMENT OF LONG-LIVED ASSETS

       Long-lived assets, assets to be disposed of and certain identifiable intangibles, such as mortgage servicing rights, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, BankUnited estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment is recognized.

(L) GOODWILL

       Goodwill is amortized on a straight-line basis over its estimated beneficial life of 10 to 25 years. Goodwill is evaluated by management for impairment on an annual basis based upon undiscounted cash flows of the related net assets acquired.

(M) INCOME TAXES

       BankUnited and its subsidiaries file consolidated income tax returns. Deferred income taxes have been provided for elements of income and expense which are recognized for financial reporting purposes in periods different than such items are recognized for income tax purposes. BankUnited accounts for income taxes utilizing the liability method, which applies the enacted statutory rates in effect at the statement of financial condition date to differences between the book and tax bases of assets and liabilities. The resulting deferred tax liabilities and assets are adjusted to reflect changes in tax laws.

(N) EARNINGS (LOSS) PER SHARE

       Basic earnings (loss) per common share is computed on the weighted average number of common shares outstanding during the year. Earnings (loss) per common share, assuming dilution, assume the maximum dilutive effect of the average number of shares from stock options and the conversion equivalents of preferred stocks and certain warrants.

(O) STOCK OPTIONS

       Stock options are granted to employees and directors at the fair market value of the underlying stock on the date of the grant. The proceeds from the exercise of options are credited to common stock for the par value of the shares issued, and the excess, adjusted for any tax benefit, is credited to paid-in capital. (See Note 16.)

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
SEPTEMBER 30, 1999

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

(P) IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

       In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS No. 130"), which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources. BankUnited adopted the provisions of SFAS No. 130 during the first quarter of fiscal 1999. As the requirements of SFAS No. 130 are disclosure-related, its implementation had no impact on BankUnited's financial position or results of operations.

       In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which requires public companies to report certain financial information about significant revenue-producing segments of the business for which such information is available and utilized by the chief operating decision maker. Specific information to be reported for individual operating segments includes a measure of profit and loss, certain revenue and expense items, and total assets. BankUnited adopted the provisions of SFAS No. 131 during the first quarter of fiscal 1999. As the requirements of SFAS No. 131 are disclosure-related, its implementation has no impact on BankUnited's financial position or results of operations. As a community-oriented financial institution, substantially all of BankUnited's operations involve the delivery of loan and deposit products to customers. Management makes operation decisions and assesses performance based on an ongoing review of these community banking operations, which constitute BankUnited's only operating segment for financial reporting purposes.

       In October 1998, the FASB issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("SFAS No. 134") which applies to mortgage banking enterprises and other entities conducting similar operations. SFAS No. 134 requires that securities retained after a securitization of loans held for sale be accounted for in accordance with SFAS No. 115, unless the entity has entered into a commitment to sell the retained securities before or during the securitization process. Such securities would be classified as trading. SFAS No. 134 is effective for the first fiscal quarter beginning after December 15, 1998. The adoption of SFAS No. 134 is reflected in the financial statements and has not had, and is not expected to have, a material impact on BankUnited's financial position or results of operations.

       In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." This statement delays the effective date of FASB Statement No. 133," Accounting for Derivative Instruments and Hedging Activities" to all fiscal quarters of all fiscal years beginning after June 15, 2000. Management does not expect the adoption of this Statement for its current derivative instruments to have any material effect on BankUnited's financial position or results of operations.

(Q) FINANCIAL STATEMENT RECLASSIFICATIONS

       Certain prior period amounts have been reclassified to conform to the September 30, 1999 consolidated financial statements.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
SEPTEMBER 30, 1999

(2) EARNINGS (LOSS) PER SHARE

       Earnings (loss) per common share is calculated as follows:

                                                                                                     FOR THE YEARS ENDED
                                                                                                        SEPTEMBER 30,
                                                                                               -------------------------------
                                                                                                 1999       1998       1997
                                                                                               --------   ---------  ---------
                                                                                                    (in thousands, except
                                                                                                      per share amounts)
BASIC (LOSS) EARNINGS PER SHARE:
       Numerator:
         Net (loss) income after preferred stock dividends...................................  $ (4,367)  $   6,460  $   4,709
                                                                                               ========   =========  =========

       Denominator:
         Weighted average common shares outstanding..........................................    18,313      15,693      8,211
                                                                                               ========   =========  =========

       Basic (loss) earnings per share.......................................................  $  (0.24)  $    0.41  $    0.57
                                                                                               ========   =========  =========

DILUTED (LOSS) EARNINGS PER SHARE:
       Numerator:
         Net (loss) income after preferred stock dividends...................................  $ (4,367)  $   6,460  $   4,709
         Plus:
           Reduction of preferred stock dividends............................................         -         111        217
                                                                                               --------   ---------  ---------
         Diluted net (loss) income available to common stock.................................  $ (4,367)  $   6,571  $   4,926
                                                                                               ========   =========  =========

       Denominator:
         Weighted average common shares outstanding..........................................    18,313      15,693      8,211
         Plus:
           Number of common shares from the conversion of options and warrants(1)............         -         655        468
           Number of common shares from the conversion of dilutive preferred stock(2)........         -         319        469
                                                                                               --------   ---------  ---------
         Diluted weighted average shares outstanding.........................................    18,313      16,667      9,148
                                                                                               ========   =========  =========

       Diluted (loss) earnings per share.....................................................  $  (0.24)  $    0.39  $    0.54
                                                                                               ========   =========  =========

       (1) For the year ended September 30, 1999 there were 345,000 common stock equivalent shares of dilutive options that were not included in the computation of diluted earnings per share because of their antidilutive effect.

       (2) For the years ended September 30, 1999, 1998 and 1997 there were 378,000, 233,000 and 2,040,000, respectively, of common stock equivalent shares of convertible preferred stock that were not included in the computation of diluted earnings per share because of their antidilutive effect.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
SEPTEMBER 30, 1999

(3) ACQUISITIONS

     On November 15, 1996, BankUnited acquired Suncoast Savings & Loan Association, FSA ("Suncoast"). BankUnited issued one share of its Class A Common Stock for each share of Suncoast common stock of which 2,199,930 were outstanding and one share of newly created 8% Noncumulative Convertible Preferred Stock, Series 1996 for each share of Suncoast preferred stock of which 920,000 shares were outstanding. The 8% Noncumulative Convertible Preferred Stock, Series 1996 had substantially the same terms and conditions as the Suncoast preferred stock. The cost of the acquisition, which was accounted for as a purchase, was $27.8 million, representing the fair value of the consideration given to the Suncoast common and preferred stockholders as well as the option and warrant holders. In addition, BankUnited incurred approximately $1.3 million of costs directly related to the merger. The balance sheet and results of operations of Suncoast have been included with those of BankUnited as of and for periods subsequent to November 15, 1996.

     As part of the purchase of Suncoast, BankUnited issued warrants to Suncoast's warrant holders to purchase 80,000 shares of 8% Noncumulative Convertible Preferred Stock, Series 1996, and assumed Suncoast's outstanding stock options. The warrants were exercisable to purchase one share of the 8% Noncumulative Convertible Preferred Stock, Series 1996 at a per share price of $18.00, or to purchase 1.68595 shares, subject to adjustment, of Class A Common Stock at a per share price of $10.68, also subject to adjustment under certain conditions. A total of 42,655 warrants were converted into 71,259 shares of Class A Common Stock during June 1998. The 5,545 warrants which remained unexercised after July 9, 1998 expired pursuant to the terms of the warrant agreements.

     At the date of acquisition, the fair value of the assets and liabilities acquired from Suncoast were as follows (in thousands):

       Cash and cash equivalents...........................................................................$     32,804
       Loans receivable, net...............................................................................     341,394
       Mortgage-backed securities..........................................................................      18,672
       Goodwill............................................................................................      11,643
       Other assets........................................................................................      34,930
       Deposits............................................................................................    (323,737)
       FHLB advances.......................................................................................     (51,500)
       Other liabilities...................................................................................     (36,394)
                                                                                                           ------------
       Net purchase price..................................................................................$     27,812
                                                                                                           ============

     The unaudited proforma combined condensed statement of operations for the year ended September 30, 1997 after giving effect to certain proforma adjustments, is as follows (in thousands, except per share data):

       Interest income..................................................................$     112,642
       Interest expense.................................................................       78,268
       Provision for loan losses........................................................        1,401
       Non-interest income..............................................................        4,714
       Non-interest expense.............................................................       24,770
       Income tax expense...............................................................        5,166
                                                                                        -------------

       Net income before preferred stock dividends......................................        7,751
       Preferred stock dividends........................................................        3,028
                                                                                        -------------

       Net income after preferred stock dividends.......................................$       4,723
                                                                                        =============

       Earnings per share
       Basic............................................................................$        0.53
       Diluted..........................................................................$        0.52

     The proforma combined condensed statement of operations assumes the acquisition occurred as of October 1, 1996.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
SEPTEMBER 30, 1999

(3) ACQUISITIONS - (CONTINUTED)

     On January 23, 1998, BankUnited acquired Consumers Bancorp, Inc. ("Consumers") for approximately $12 million in a combination of cash and stock and merged its wholly-owned subsidiary, Consumers Savings Bank, which had assets of $104.4 million and deposits of $88.3 million as of January 23, 1998, into the Bank. The acquisition was accounted for as a purchase and resulted in goodwill of approximately $5.6 million. This acquisition did not have a material impact on the financial condition or results of operations of BankUnited.

     On June 19, 1998, BankUnited acquired Central Bank ("Central"), for 1,386,000 shares of BankUnited's Class A Common Stock, and merged Central, which had assets of $93.9 million and deposits of $65.9 million as of June 19, 1998 into the Bank. The acquisition was accounted for as a purchase and resulted in goodwill of approximately $12.8 million. This acquisition did not have a material impact on the financial condition or results of operations of BankUnited.

(4) TAX CERTIFICATES

     Tax certificates are certificates representing delinquent real estate taxes owed to the respective counties. A substantial percentage of tax certificates are for properties located in southeast Florida. BankUnited's policy was to purchase tax certificates only for properties located in Florida. As a result of the review of interest earning assets in the second quarter of fiscal 1999, the decision was made to discontinue purchasing tax certificates.

     The net carrying value of tax certificates was $14.8 million and $40.0 million at September 30, 1999 and 1998, respectively. Included in these amounts at September 30, 1999 and 1998 were $2.6 million and $0.2 million, respectively, of tax certificates for which BankUnited had made application for tax deeds. BankUnited maintains loss reserves for tax certificates which were $1.2 million and $469,000 at September 30, 1999 and 1998, respectively.

(5) SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

     Interest income from securities purchased under agreements to resell aggregated approximately $6.1 million and $2.5 million for the years ended September 30, 1999 and 1998, respectively.

     The following sets forth information concerning BankUnited's securities purchased under agreements to resell for the periods indicated:

                                                                                                  AS OF AND FOR
                                                                                          THE YEAR ENDED SEPTEMBER 30,
                                                                                -----------------------------------------------
                                                                                    1999              1998             1997
                                                                                -------------    ------------      ------------
                                                                                             (dollars in thousands)
       Maximum amount of outstanding agreements at any month end
         during the period......................................................$     370,000    $     95,032      $          -
       Average amount outstanding during the period.............................$     122,879    $     44,009      $          -
       Weighted average interest rate for the period............................         5.08%           5.56%                -
       Maturity................................................................. less than or               -                 -
                                                                                     equal to
                                                                                      30 days

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
SEPTEMBER 30, 1999

(6) INVESTMENTS AND MORTGAGE-BACKED SECURITIES

INVESTMENTS

     Presented below is an analysis of the carrying values and approximate market values of investments held to maturity.

                                                                                          SEPTEMBER 30, 1999
                                                                       ---------------------------------------------------------
                                                                                          GROSS          GROSS
                                                                        CARRYING       UNREALIZED     UNREALIZED       MARKET
                                                                          VALUE           GAINS         LOSSES         VALUE
                                                                       -----------    -----------    ----------      -----------
                                                                                        (dollars in thousands)
       U.S. government agency securities.............................  $     4,997    $         -    $      (74)     $     4,923
       State of Israel Bonds.........................................           61              -             -               61
                                                                       -----------    -----------    ----------      -----------

         Total.......................................................  $     5,058    $         -    $      (74)     $     4,984
                                                                       ===========    ===========    ==========      ===========


                                                                                          SEPTEMBER 30, 1998
                                                                       ---------------------------------------------------------
                                                                                          GROSS          GROSS
                                                                        CARRYING       UNREALIZED     UNREALIZED       MARKET
                                                                          VALUE           GAINS         LOSSES         VALUE
                                                                       -----------    ------------   ----------      -----------
                                                                                        (dollars in thousands)
       U.S. government agency securities.............................  $    14,481    $       157    $         -     $    14,638
       State of Israel Bonds.........................................           61              -              -              61
                                                                       -----------    -----------    -----------     -----------

         Total.......................................................  $    14,542    $       157    $         -     $    14,699
                                                                       ===========    ===========    ===========     ===========

     All investments held to maturity at September 30, 1999 and 1998 had maturities between one and five years.

     Presented below is analysis of the investments designated as available for sale.

                                                                                          SEPTEMBER 30, 1999
                                                                       ---------------------------------------------------------
                                                                                          GROSS          GROSS
                                                                        HISTORICAL      UNREALIZED    UNREALIZED     CARRYING
                                                                          COST            GAINS         LOSSES         VALUE
                                                                       -----------    ----------     ----------      -----------
                                                                                        (dollars in thousands)
       U.S. Treasury notes...........................................  $       503    $         1    $        -      $       504
       U.S. government agency securities.............................        2,104             15            (8)           2,111
       Equity securities.............................................        2,905              -          (199)           2,706
       Trust preferred securities of other issuers...................       16,327              -        (1,647)          14,680
                                                                       -----------    -----------    ----------      -----------

         Total.......................................................  $    21,839    $        16    $   (1,854)     $    20,001
                                                                       ===========    ===========    ==========      ===========

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
SEPTEMBER 30, 1999

(6) INVESTMENTS AND MORTGAGE-BACKED SECURITIES - (CONTINUED)

                                                                                          SEPTEMBER 30, 1998
                                                                       ---------------------------------------------------------
                                                                                         GROSS          GROSS
                                                                        HISTORICAL    UNREALIZED     UNREALIZED       CARRYING
                                                                          COST           GAINS         LOSSES          VALUE
                                                                       -----------    ----------     ----------      -----------
                                                                                        (dollars in thousands)
       U.S. Treasury notes...........................................  $     2,821    $        18    $        -      $     2,839
       U.S. government agency securities.............................        5,316             45             -            5,361
       Trust preferred securities of other issuers...................       15,681            183          (403)          15,461
                                                                       -----------    -----------    ----------      -----------

         Total.......................................................  $    23,818    $       246    $     (403)     $    23,661
                                                                       ===========    ===========    ==========      ===========

MORTGAGE-BACKED SECURITIES

     The carrying value and market value of mortgage-backed securities held to maturity are summarized as follows:

                                                                                          SEPTEMBER 30, 1999
                                                                       ---------------------------------------------------------
                                                                                         GROSS          GROSS
                                                                        CARRYING      UNREALIZED     UNREALIZED        MARKET
                                                                          COST           GAINS         LOSSES           VALUE
                                                                       -----------    ----------     ----------      -----------
                                                                                        (dollars in thousands)
       GNMA mortgage-backed securities...............................  $    39,244    $        59    $     (168)     $    39,135
       FNMA mortgage-backed securities...............................        1,915              -           (23)           1,892
       FHLMC mortgage-backed securities..............................       72,566              2        (1,202)          71,366
       Collateralized mortgage obligations...........................       63,189              -        (2,740)          60,449
       Mortgage pass-through certificates............................       25,925             45           (27)          25,943
                                                                       -----------    -----------    ----------      -----------

         Total.......................................................  $   202,839    $       106    $   (4,160)     $   198,785
                                                                       ===========    ===========    ==========      ===========

                                                                                          SEPTEMBER 30, 1998
                                                                       ---------------------------------------------------------
                                                                                         GROSS          GROSS
                                                                        CARRYING      UNREALIZED     UNREALIZED       MARKET
                                                                          COST           GAINS         LOSSES          VALUE
                                                                       -----------    ----------     ----------      -----------
                                                                                        (dollars in thousands)
       GNMA mortgage-backed securities...............................  $        59    $         4    $        -      $        63
       FHLMC mortgage-backed securities..............................        1,731              -           (13)           1,718
       Collateralized mortgage obligations...........................        6,165            193             -            6,358
       Mortgage pass-through certificates............................      138,191              -        (2,825)         135,366
                                                                       -----------    -----------    ----------      -----------

         Total.......................................................  $   146,146    $       197    $   (2,838)     $   143,505
                                                                       ===========    ===========    ==========      ===========

     The carrying value and historical cost of mortgage-backed securities available for sale are summarized as follows:

                                                                                          SEPTEMBER 30, 1999
                                                                       ---------------------------------------------------------
                                                                                         GROSS          GROSS
                                                                        HISTORICAL    UNREALIZED     UNREALIZED       CARRYING
                                                                          COST           GAINS         LOSSES          VALUE
                                                                       -----------    ----------     ----------      -----------
                                                                                        (dollars in thousands)
       GNMA mortgage-backed securities...............................  $    32,543    $       179    $     (391)     $    32,331
       FNMA mortgage-backed securities...............................        5,396             40          (116)           5,320
       FHLMC mortgage-backed securities..............................       16,949             11          (110)          16,850
       Collateralized mortgage obligations...........................       88,268             92        (1,552)          86,808
       Mortgage pass-through certificates............................        3,072              4             -            3,076
                                                                       -----------    -----------    ----------      -----------

         Total.......................................................  $   146,228    $       326    $   (2,169)     $   144,385
                                                                       ===========    ===========    ==========      ===========

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
SEPTEMBER 30, 1999

(6) INVESTMENTS AND MORTGAGE-BACKED SECURITIES - (CONTINUED)

                                                                                          SEPTEMBER 30, 1998
                                                                       ---------------------------------------------------------
                                                                                         GROSS          GROSS
                                                                        HISTORICAL    UNREALIZED     UNREALIZED       CARRYING
                                                                          COST           GAINS         LOSSES          VALUE
                                                                       -----------    ----------     ----------      -----------
                                                                                        (dollars in thousands)
       GNMA mortgage-backed securities...............................  $    56,168    $     1,288    $      (91)     $    57,365
       FNMA mortgage-backed securities...............................       26,618            213          (262)          26,569
       FHLMC mortgage-backed securities..............................       78,236          1,183          (209)          79,210
       Collateralized mortgage obligations...........................       30,770          1,044             -           31,814
       Mortgage pass-through certificates............................        4,634             18             -            4,652
                                                                       -----------    -----------    ----------      -----------

         Total.......................................................  $   196,426    $     3,746    $     (562)     $   199,610
                                                                       ===========    ===========    ==========      ===========

     The mortgage-backed securities have contractual maturities which range from the years 1999 to 2029, however, expected maturities will differ from contractual maturities as borrowers have the right to prepay obligations.

     During the fourth quarter of fiscal 1999, BankUnited transferred $158.9 million in mortgage-backed securities, with an aggregate market value of $156.4 million at the date of transfer, from available-for-sale to held-to-maturity. The resulting $2.5 million unrealized loss was recorded as a discount and as a component of other comprehensive income to be amortized over the life of the related security in a manner consistent with premiums and discounts.

     Gross proceeds on sales of mortgage-backed securities and collateralized mortgage obligations were $15.6 million for the year ended September 30, 1998 and $7.7 million for the year ended September 30, 1997. There were no sales of mortgage-backed securities and collateralized mortgage obligations during the year ended September 30, 1999. Gross realized gains were $423,000 and $250,000 on sales of mortgage-backed securities and collateralized mortgage obligations during the years ended September 30, 1998 and 1997, respectively. There were no gross realized gains or losses during the year ended September 30, 1999 and there were no realized losses during the years ended September 30, 1998 and 1997.

     At September 30, 1999 , GNMA, FNMA and FHLMC mortgage-backed securities with carrying values of approximately $78.3 million were pledged as collateral for public funds on deposit. At September 30, 1999, investment and mortgage-backed securities with an aggregate carrying value of approximately $34.4 million were pledged as collateral for repurchase agreements.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
SEPTEMBER 30, 1999

(7) LOANS RECEIVABLE

Loans receivable (including loans held for sale) consist of the following:

                                                                             AS OF SEPTEMBER 30,
                                                       ----------------------------------------------------------
                                                                      1999                           1998
                                                       ---------------------------   ----------------------------
                                                                           PERCENT                        PERCENT
                                                                             OF                             OF
                                                             AMOUNT         TOTAL        AMOUNT            TOTAL
                                                       --------------    ----------   ------------        -------
                                                                           (dollars in thousands)
Mortgage loans:
   One-to-four family................................  $    3,010,427         91.1%   $   2,788,838         91.6%
   Multi-family......................................          30,057          0.9           24,392          0.8
   Commercial real estate............................         141,090          4.3          145,819          4.8
   Construction......................................          15,425          0.5            7,827          0.3
   Land..............................................          23,659          0.7            5,410          0.2
                                                        -------------  -----------     ------------  -----------
     Total mortgage loans............................       3,220,658         97.5        2,972,286         97.7
                                                        -------------  -----------     ------------  -----------

Other loans:
   Commercial........................................          48,173          1.5           15,550          0.5
   Consumer..........................................          33,878          1.0           30,401          1.0
                                                        -------------  -----------    -------------  -----------
     Total other loans...............................          82,051          2.5           45,951          1.5
                                                        -------------  -----------     ------------  -----------
       Total loans...................................       3,302,709        100.0        3,018,237         99.2

   Unearned discounts, premiums and
     deferred loan fees, net.........................          12,264          0.4           29,905          1.0
   Allowance for loan losses.........................         (12,107)        (0.4)          (6,128)        (0.2)
                                                        -------------  -----------     ------------  -----------
Total loan portfolio.................................  $    3,302,866        100.0%   $   3,042,014        100.0%
                                                        =============  ===========     ============  ===========

   Of the total loan portfolio of $3.3 billion at September 30, 1999, approximately $1.2 billion, or 36.6%, represented loans secured by properties in Florida and $0.5 billion, or 13.8%, represented loans secured by properties in California. No other state represented more than 10% of BankUnited's loan portfolio.

   At September 30, 1999, the Bank had pledged approximately $1.6 billion of mortgage loans as collateral for advances from the Federal Home Loan Bank of Atlanta (see Note 11).

   Changes in the allowance for loan losses are as follows:

                                                                              YEARS ENDED SEPTEMBER 30,
                                                                  -------------------------------------------------
                                                                       1999             1998              1997
                                                                  --------------    -------------    --------------
                                                                               (dollars in thousands)
       Balance at beginning of the period.......................  $        6,128    $       3,693    $        2,158
         Provision .............................................           7,939            1,700             1,295
         Allowance from acquisitions............................               -            1,262               775
         Loans charged-off......................................          (2,048)            (599)             (604)
         Recoveries.............................................              88               72                69
                                                                  --------------    -------------    --------------

         Balance at end of the period...........................  $       12,107    $       6,128    $        3,693
                                                                  ==============    =============    ==============

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
SEPTEMBER 30, 1999

(7) LOANS RECEIVABLE - (CONTINUED)

     As of September 30, 1999 and 1998, BankUnited had non-accrual loans of $21.4 million and $16.0 million, respectively. For the years ended September 30, 1999, 1998 and 1997 the average amounts of nonaccrual loans were $20.7 million, $12.1 million and $8.0 million, respectively. Gross interest income that would have been recorded on non-accrual loans had they been current in accordance with original terms was $1.3 million, $1.0 million and $0.6 million, for the years ended September 30, 1999, 1998 and 1997, respectively. The amount of interest income on such non-accrual loans included in operations for the years ended September 30, 1999, 1998, and 1997 was $0.5 million, $0.4 million, and $0.4 million, respectively. No income is recognized on loans while in non-accrual status.

(8) OFFICE PROPERTIES AND EQUIPMENT

     Office properties and equipment are summarized as follows:

                                                                                                AS OF SEPTEMBER 30,
                                                                                             -----------------------
                                                                                                1999         1998
                                                                                             -----------  ----------
                                                                                              (dollars in thousands)
   Office buildings.......................................................................   $     2,605  $    2,599
   Leasehold improvements.................................................................         7,916       6,568
   Furniture, fixtures and equipment......................................................         8,415       7,331
   Computer equipment and software........................................................         3,727       5,388
                                                                                             -----------  ----------

       Total  ............................................................................        22,663      21,886
   Less: accumulated depreciation.........................................................        (7,019)     (7,688)
                                                                                             -----------  ----------

   Office properties and equipment, net...................................................   $    15,644  $   14,198
                                                                                             ===========  ==========

     Depreciation expense was $2.4 million, $1.6 million, and $1.2 million, for the years ended September 30, 1999, 1998, and 1997, respectively.

     BankUnited has entered into non-cancelable leases with approximate minimum future rentals as follows:

      YEARS ENDING SEPTEMBER 30,                                                                       AMOUNT
      --------------------------                                                                   ------------
                                                                                               (dollars in thousands)
       2000......................................................................................  $       3,556
       2001......................................................................................          3,059
       2002......................................................................................          2,341
       2003......................................................................................          1,653
       2004......................................................................................          1,011
       Thereafter................................................................................            565
                                                                                                   -------------

         Total...................................................................................  $      12,185
                                                                                                   =============

     Rent expense for the years ended September 30, 1999, 1998, and 1997 was $3.2 million, $2.2 million, and $1.6 million, respectively, net of sublease income of $0.3 million, $0.1 million and $0, respectively.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
SEPTEMBER 30, 1999

(9) DEPOSITS

     The following table sets forth information concerning BankUnited's deposits by account type and the weighted average nominal rates at which interest is paid thereon as of the dates indicated:

                                                                           AS OF SEPTEMBER 30,
                                                          ----------------------------------------------------
                                                                     1999                       1998
                                                          ------------------------    ------------------------
                                                             AMOUNT        RATE           AMOUNT        RATE
                                                          -------------    ----       -------------     ----
                                                                         (DOLLARS IN THOUSANDS)
Passbook accounts....................................     $     379,503    4.57%      $     258,158    4.72%
                                                          -------------               -------------

Checking:
       Non-interest-bearing..........................            50,075       -              46,748       -
       NOW accounts..................................           125,617    2.75              71,431    3.26
       Insured money market..........................            92,785    4.04             115,104    4.05
                                                           ------------                ------------
         Total transaction accounts..................           268,477                     233,283
                                                           ------------                ------------

         Total passbook and checking accounts........           647,980                     491,441
                                                           ------------                ------------

Certificates of deposit:
       Less than 3-month certificates of deposit.....             2,260     4.40              3,485    4.63
       3-5-month certificates of deposit.............            28,943     4.63             96,221    5.20
       6-11-month certificates of deposit............           411,774     5.03            620,970    5.51
       12-month or more certificates of deposit......         1,010,791     5.41            751,548    5.68
       Public funds..................................           178,050     4.98             86,159    5.35
       Brokered certificates of deposit..............                 -        -             75,000    5.66
                                                           ------------                ------------

         Total certificates of deposit...............         1,631,818                   1,633,383
                                                           ------------                ------------

           Total.....................................     $   2,279,798               $   2,124,824
                                                          =============               =============


              Weighted average rate..................                        4.83%                     5.18%

     Deposit accounts with balances of $100,000 or more totaled approximately $597.8 million and $469.1 million at September 30, 1999 and 1998, respectively. Included in balances of $100,000 or more are $178.1 million in public funds at September 30, 1999 and $161.2 million in public and brokered funds at September 30, 1998.

     Interest expense on deposits for the years ended September 30, 1999, 1998 and 1997 was as follows:

                                                                           1999              1998             1997
                                                                       -------------    -------------     -------------
                                                                                    (dollars in thousands)
   NOW and insured money market deposits..........................     $       7,820    $       5,083     $       2,236
   Passbook accounts..............................................            16,010            8,983             6,342
   Certificates of deposit........................................            82,825           79,365            41,558
                                                                       -------------    -------------     -------------

       Total......................................................     $     106,655    $      93,431     $      50,136
                                                                       =============    =============     =============

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
SEPTEMBER 30, 1999

(9) DEPOSITS - (CONTINUED)

Early withdrawal penalties on deposits are recognized as a reduction of interest on deposits. For the years ended September 30, 1999, 1998 and 1997, early withdrawal penalties totaled $221,000, $217,000, and $101,000, respectively.

     The amounts and scheduled maturities of certificate accounts at September 30, 1999 are as follows:

     YEARS ENDING SEPTEMBER 30,                                                                      AMOUNT
     --------------------------                                                                      -------
                                                                                             (dollars in thousands)
           2000................................................................................  $   1,178,377
           2001................................................................................        339,345
           2002................................................................................         70,827
           2003................................................................................         14,340
           2004................................................................................         28,570
           Thereafter..........................................................................            359
                                                                                                   -----------
           Total...............................................................................  $   1,631,818
                                                                                                  ============

(10) SECURITIES SOLD UNDER AN AGREEMENT TO REPURCHASE

           Interest expense on securities sold under an agreement to repurchase aggregated $1.4 million, $5.5 million and $0.5 million for the years ended September 30, 1999, 1998 and 1997, respectively.

           The following sets forth information concerning repurchase agreements for the periods indicated:

                                                                                  AS OF AND FOR THE YEARS ENDED
                                                                                          SEPTEMBER 30,
                                                                         -----------------------------------------
                                                                            1999            1998           1997
                                                                         -----------    -----------     ----------
                                                                                    (dollars in thousands)
       Maximum amount of outstanding agreements at any month
       end during the period...........................................  $    96,862    $   192,610     $    30,000
       Average amount outstanding during the period....................  $    25,311    $    97,292     $     8,828
       Weighted average interest rate for the period...................        5.46%          5.77%           5.73%

       Of the $31.7 million of repurchase agreements outstanding at September 30, 1999, $31.1 million matures in October 1999, $0.4 million matures in November 1999, and $0.2 million matures in December 1999.

       At September 30, 1999, 1998 and 1997, BankUnited had $34.4 million, $126.3 million and $34.0 million, respectively, of investment and mortgage-backed securities pledged under repurchase agreements.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
SEPTEMBER 30, 1999

(11) ADVANCES FROM FEDERAL HOME LOAN BANK

       Advances from the Federal Home Loan Bank of Atlanta (FHLB) incur interest and are repayable as follows:

                                                                              SEPTEMBER 30,
                                                            ------------------------------------------------
REPAYABLE DURING YEAR ENDING SEPTEMBER 30,                  INTEREST RATE         1999             1998
------------------------------------------                 ---------------   -------------     -------------
                                                                             (Dollars in thousands)
           1999...........................................  5.28% -  5.80%   $           -     $     255,000
           2000...........................................  5.13% -  5.85%         330,000           125,000
           2001(1)........................................  5.54% -  5.92%         140,000           140,000
           2002(2)........................................  5.43% -  6.24%         125,000           150,000
           2003(3)........................................  4.70% -  5.94%         125,000           125,000
           2004...........................................  6.47%                   25,000                 -
           2006...........................................  6.65%                    1,447             1,466
           2007...........................................  4.99% -  5.06%               -            75,000
           2008(4)........................................  4.75% -  5.50%         225,000           150,000
           2008(5)........................................  4.43% -  5.48%         125,000                 -
                                                                             -------------     -------------

           Total..........................................                   $   1,096,447     $   1,021,466
                                                                             =============     =============

-------------------------

(1) Advances for $40 million are callable by the FHLB in 1999.
(2) Advances for $125 million are callable by the FHLB in 1999.
(3) Advances for $50 million are callable by the FHLB in 1999 and $25 million in 2000.
(4) Advances for $125 million are callable by the FHLB in 1999, $75 million in 2000 and $25 million in 2003.
(5) Advances for $75 million are callable by the FHLB in 2001 and $50 million in 2002.

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

(12) SENIOR NOTES

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

(13) COMPANY OBLIGATED MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES OF BANKUNITED

       BankUnited Capital, BankUnited Capital II and BankUnited Capital III are wholly-owned trust subsidiaries of BankUnited which were created under Delaware law for the purpose of issuing Trust Preferred Securities and investing the proceeds from the sale thereof in Junior Subordinated Deferrable Interest Debentures issued by BankUnited (the "Junior Subordinated Debentures"). BankUnited Capital, BankUnited Capital II and BankUnited Capital III issued trust preferred securities in the aggregate amounts of $70.0 million, $46.0 million and $102.5 million, respectively, and issued common securities in the aggregate amounts of $2.8 million, $1.8 million and $4.1 million, respectively. All of the proceeds of the trust preferred securities and the common securities were invested in the Junior Subordinated Debentures. The sole assets of each trust are the Junior Subordinated Debentures.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
SEPTEMBER 30, 1999

(13) COMPANY OBLIGATED MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES OF BANKUNITED - (CONTINUED)

       BankUnited Capital holds $72.8 million of Junior Subordinated Debentures which pay a preferential cumulative cash distribution at an annual rate of 10.25% and mature December 31, 2026. BankUnited Capital II holds $47.8 million of Junior Subordinated Debentures which pay a preferential cumulative cash distribution at an annual rate of 9.60% and mature on June 30, 2027. BankUnited Capital III holds $106.6 million of Junior Subordinated Debentures which pay a preferential cumulative cash distribution at an annual rate of 9% and mature March 31, 2028.

       The Trust Preferred Securities pay preferential cumulative cash distributions at the same annual rate as the Junior Subordinated Debentures held by the trust subsidiary issuer. Considered together, back-up undertakings made by BankUnited with respect to the Trust Preferred Securities constitute a full and unconditional guarantee by BankUnited of the obligations of the Trust Preferred Securities.

(14) REGULATORY CAPITAL

       The Bank's required, actual and excess regulatory capital levels as of September 30, 1999 and 1998 are as follows:

                                                                        REGULATORY CAPITAL
                                      ------------------------------------------------------------------------------------------
                                                 REQUIRED                       ACTUAL                          EXCESS
                                      ----------------------------   ----------------------------  -----------------------------
                                          1999            1998           1999           1998            1999           1998
                                      -------------  -------------   -------------  -------------  -------------   -------------
                                                                        (dollars in thousands)
       Core Capital.................  $ 119,919      $ 108,958       $ 314,355      $  316,586     $ 194,436       $ 207,628
                                            3.0%           3.0%            7.9%            8.7%          4.9%            5.7%
       Risk-based capital...........  $ 167,362      $ 146,972       $ 325,079      $  322,238     $ 157,717       $ 175,266
                                            8.0%           8.0%           15.5%           17.5%          7.5%            9.5%

       Under the Office of Thrift Supervision (OTS) regulations adopted to implement the "prompt corrective action" provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA"), a "well capitalized" institution must have a risk-based capital ratio of 10%, a core capital ratio of 5% and a Tier 1 risk-based capital ratio of 6%. (The "Tier 1 risk- based capital" ratio is the ratio of core capital to risk-weighted assets.) The Bank is a well capitalized institution under the definitions as adopted. Regulatory capital and net income amounts as of and for the years ended September 30, 1999, 1998 and 1997 did not differ from regulatory capital and net income amounts reported to the OTS.

       Payment of dividends by the Bank is limited by federal regulations, which provide for certain levels of permissible dividend payments depending on the Bank's regulatory capital and other relevant factors.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
SEPTEMBER 30, 1999

(15) STOCKHOLDERS' EQUITY

         BankUnited has the following capital structure:

PREFERRED STOCK-Issuable in series with rights and preferences to be designated by the Board of Directors. As of September 30, 1999, 10,000,000 shares of Preferred Stock were authorized, of which 7,152,883 shares were not designated to a particular series.

NONCUMULATIVE CONVERTIBLE PREFERRED STOCK, SERIES A:

     Effective September 30, 1995, pursuant to an Offer to Exchange Preferred
         Stock, the holders of the Noncumulative Convertible Preferred Stock, Series A, agreed to exchange each of the 55,000 shares of the Series A Preferred Stock for one share of BankUnited's Noncumulative Convertible Preferred Stock, Series B. Because the dividend rate, redemption price, and the liquidation preference for the Series B Preferred Stock are lower than those for the Series A Preferred Stock, BankUnited agreed not to redeem the shares of Series B Preferred Stock issued pursuant to the exchange offer for a period of three years, and for three years thereafter, such Series B Preferred Stock will only be redeemed at a 50% premium, or $11.0625 per share.

NONCUMULATIVE CONVERTIBLE PREFERRED STOCK, SERIES B:

     Authorized shares- 1,000,000 shares as of September 30, 1999 and 500,000 shares as of September 30, 1998.

     Issued and outstanding shares- 295,821 as of September 30, 1999 and 229,580 as of September 30, 1998.

     Dividends-noncumulative cash dividends payable quarterly in cash or shares of Class A Common Stock at the option of the holder, at the fixed annual rate of $0.55 per share beginning October 1, 1997 and $0.7375 per share prior to that date.

     Preference on liquidation--voluntary liquidation at the applicable redemption price per share and involuntary liquidation at $7.375 per share.

     Redemption-Prior to October 1, 1997- except for the shares converted from Series A Preferred Stock in 1995, for which the redemption price is $11.0625 until September 30, 2001, the redemption price is $7.375 per share. Effective October 1, 1997, BankUnited agreed, in exchange for the reduction in the dividend rate described above, not to redeem the Series B Preferred Stock until October 1, 2007 or later unless earlier redemption is approved by the holders of at least 50 percent of the Series B Preferred shares.

     Voting rights-two-and-one-half votes per share.

     Convertibility-convertible into 1.4959 shares (adjusted for all stock dividends) of Class B Common Stock for each share of Noncumulative Convertible Preferred Stock, Series B, surrendered for conversion, subject to adjustment on the occurrence of certain events.

     Issuances-During the fiscal year ended September 30, 1999, BankUnited awarded 26,241 shares to the Chairman of the Board of BankUnited and 40,000 shares were issued pursuant to the exercise of options.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
SEPTEMBER 30, 1999

(15) STOCKHOLDERS' EQUITY -(CONTINUED)

9% NONCUMULATIVE PERPETUAL PREFERRED STOCK:

     Authorized shares- 1,847,117 shares as of September 30, 1999 and 1998.

     Issued and outstanding- 697,117 as of September 30, 1999 and 1998.

     Dividends- noncumulative cash dividends payable quarterly at the fixed annual rate of $0.90 per share.

     Preference on liquidation-voluntary liquidation at the applicable redemption price per share and involuntary liquidation at $10.00 per share.

     Redemption- at the option of BankUnited at a redemption price of $10.00 per share.

     Voting rights- nonvoting, except under certain circumstances.

CLASS A COMMON STOCK- Issuable in series with rights and preferences to be designated by the Board of Directors. As of September 30, 1999, 30,000,000 shares of Class A Common Stock were authorized, of which all shares were designated to a series. As of September 30, 1998, 30,000,000 shares of Class A common stock were authorized, of which 10,000,000 shares were not designated to a series.

SERIES I CLASS A COMMON STOCK:

     Authorized shares - 30,000,000 at September 30, 1999 and 20,000,000 at
         September 30, 1998.

     Issued- 18,049,430 shares as of September 30, 1999 and 17,816,213 shares as of September 30, 1998.

      Outstanding- 17,866,430 shares as of September 30, 1999 and 17,816,213 shares as of September 30, 1998.

     Dividends-as declared by the Board in the case of a dividend on the Class A
         Common Stock alone or not less than 110% of the amount per share of any dividend declared on the Class B Common Stock.

     Voting rights-one tenth of one vote per share.

     Issuances-During the fiscal year ended September 30, 1999, BankUnited issued 58,984 shares with the exercise of options and warrants, 64,176 shares in awards and issuances to directors, officers and employees of BankUnited, 13,009 shares in dividends on BankUnited's Series B Preferred Stock and 97,048 shares upon the conversion of Class B Common Stock into Class A Common Stock. Additionally, during the fourth quarter of fiscal 1999, BankUnited acquired on the open market 183,000 shares of its Class A Common Stock at prices ranging from $8.05 to $9.88 per share recorded at cost as Treasury Stock.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
SEPTEMBER 30, 1999

(15) STOCKHOLDERS' EQUITY - (CONTINUED)

CLASS B COMMON STOCK:

     Authorized shares- 3,000,000.

     Issued and outstanding- 458,467 shares as of September 30, 1999 and 331,743 shares as of September 30, 1998.

     Dividends-as declared by the Board of Directors.

     Voting rights-one vote per share.

     Convertibility-convertible into one share of Class A Common Stock for each share of Class B Common Stock surrendered for conversion, subject to adjustment on the occurrence of certain events.

     Issuances-During the fiscal year ended September 1999, BankUnited issued
         222,961 shares in connection with the exercise of stock options and awarded 811 shares to directors and officers of BankUnited. Additionally, 97,048 shares of Class B Common Stock was converted into Class A Common Stock during the fiscal year ended September 30, 1999.

(16) STOCK BONUS PLAN, OPTION AGREEMENTS AND OTHER BENEFIT PLANS

     BankUnited maintains the 1992 Stock Bonus Plan whereby it is authorized to issue up to 125,000 shares of Class A and Class B Common Stock to provide long-term incentives and rewards to officers, directors and employees of BankUnited. As of September 30, 1999, 70,221 shares of Class A Common Stock and 54,779 shares of Class B Common Stock had been issued under the 1992 Stock Bonus Plan. As of September 30, 1999, there were 13,168 shares available for grant under the 1992 Stock Bonus Plan, due to stock awards which had been forfeited by officers and employees who terminated service with BankUnited prior to full vesting of such awards.

     BankUnited also maintains a non-statutory stock option plan under which options for up to 825,000 shares of Class A and Class B Common Stock have been granted. As of September 30, 1999, no shares were available for the grant of options under this plan, and 295,130 options had been exercised.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
SEPTEMBER 30, 1999

(16) STOCK BONUS PLAN, OPTION AGREEMENTS AND OTHER BENEFIT PLANS - (CONTINUED)

     BankUnited also maintains the 1994 Incentive Stock Option Plan under which options for up to 250,000 shares of Class A and Class B Common Stock have been granted. As of September 30, 1999, 52,357 shares were available for the grant of options under this plan (due to options which had been forfeited by officers and employees who terminated service with BankUnited prior to full vesting of these options), and options for 31,410 shares had been exercised.

     In October 1994, BankUnited's Board of Directors approved several non-qualified stock option agreements (the "Agreements") under which options to purchase shares of Class B Common Stock were granted at the fair market price of the Class B Common Stock on the date of the grant. The Agreements, which originally expired on October 23, 1994, had been extended pursuant to Stockholders' approval to October 23, 1999. As of September 30, 1999, all options granted pursuant to the Agreements had been exercised at the exercise price of $4.64 per share.

     BankUnited maintains the 1996 Incentive Compensation and Stock Award Plan. Under this plan, the Compensation Committee of the Board of Directors may grant options to purchase, or may issue in connection with stock awards, stock bonuses and restricted stock, up to (as amended in January 1999) 2,050,000 shares of Class A and Class B Common Stock and up to 650,000 shares of Series B Preferred. As of September 30, 1999, options to purchase 1,049,759 shares of Class A Common Stock, 312,500 shares of Class B Common Stock and 497,000 shares of Series B Preferred Stock had been granted. Options for 261,448 shares of Class A Common Stock had been forfeited by officers and employees who terminated service with BankUnited prior to full vesting of these options. Options for 52,685 shares of Class A Common Stock and options for 40,000 shares of Series B Preferred Stock had been exercised. In addition, 90,634 shares of Class A Common Stock, 3,000 shares of Class B Common Stock and 47,003 shares of Series B Preferred Stock had been issued pursuant to other awards under this plan of which 13,802 shares of Class A Common Stock had been forfeited by officers and employees who terminated service with BankUnited prior to the full vesting of these awards. As of September 30, 1998, 869,357 shares of Class A Common Stock and Class B Common Stock and 105,997 shares of Series B Preferred Stock were available for grant under this plan.

     Options granted under BankUnited's stock option plans expire ten years after the date of grant unless extended by the Board of Directors, and are exercisable at the fair market value of the stock on the date of grant or at a subsequently adjusted exercise price. The vesting and exercisability of options granted under the 1994 Incentive Stock Option Plan and the 1996 Incentive Compensation and Stock Award Plan is determined by the Compensation Committee of BankUnited's Board of Directors at the time of the grant, and an option may be immediately vested and exercisable or become so over a period of years. If an option vests over a period of years, it is subject to forfeiture as to any portion which is not exercisable upon termination of employment.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
SEPTEMBER 30, 1999

(16) STOCK BONUS PLAN, OPTION AGREEMENTS AND OTHER BENEFIT PLANS - (CONTINUED)

     The following table presents additional data concerning BankUnited's outstanding stock options:

                                                                  NUMBER          OPTION PRICE          AGGREGATE
                                                                 OF SHARES          PER SHARE         OPTION PRICE
                                                               -----------      ----------------     -------------
       Options outstanding, September 30, 1996..............       941,148      $ 3.11 -$  10.98     $   5,410,580
       Options granted (including Suncoast options).........       729,381        3.00 -   10.74         5,839,961
       Options exercised....................................       (83,004)       3.00 -    8.80          (490,932)
                                                              ------------      -----------------    -------------

       Options outstanding, September 30, 1997..............     1,587,525        3.00  -  10.98        10,759,609
       Options granted......................................       665,705        9.63  -  21.07        10,726,793
       Options exercised....................................      (120,991)       3.00  -  13.25          (646,547)
       Options expired......................................      (106,924)       5.73  -  13.24        (1,069,860)
       Reduction of option price(1).........................             -        9.30  -  13.91        (2,999,259)
                                                              ------------      -----------------    -------------

       Options outstanding, September 30, 1998..............     2,025,315        3.11  -  13.91        16,770,736
       Options granted......................................       796,534        6.56  -  13.18         6,872,153
       Options exercised....................................      (321,959)       3.11  -  10.85        (1,808,462)
       Options expired......................................      (209,365)       5.73  -   8.00        (1,517,153)
       Reduction of option price(2).........................             -        7.28  -  13.91        (2,404,174)
                                                              ------------      -----------------    -------------

       Options outstanding, September 30, 1999(3)...........     2,290,525      $ 3.11  - $13.18     $  17,913,100
                                                              ============       ================     ============

     (1) On September 3, 1998, BankUnited repriced options to purchase Class A Common Stock, Class B Common Stock and Series B Preferred Stock which had exercise prices which exceeded the fair market value of the underlying stock on that date. As a result of this repricing the exercise price of options to purchase 302,850 shares of Class A Common Stock and 77,500 shares of Class B Common Stock was reduced to $9.298 per share, and the exercise price of options to purchase 315,000 shares of Series B Preferred Stock was reduced to $13.909 per share.

     (2) On October 14, 1998, BankUnited repriced options to purchase Class A Common Stock, Class B Common Stock and Series B Preferred Stock which had exercise prices which exceeded the fair market value of the underlying stock on that date. As a result of this repricing the exercise price of options to purchase 456,368 shares of Class A Common Stock and 595,800 shares of Class B Common Stock was reduced to $7.25 per share, and the exercise price of options to purchase 315,000 shares of Series B Preferred Stock was reduced to $10.8452 per share.

     (3) As of September 30, 1999, the 2.3 million options outstanding had a remaining contractual life of approximately 7 years. Additionally, approximately 1.6 million of these options were exercisable at September 30, 1999, at exercise prices ranging from $3.11 to $10.85 with a weighted average exercise price of $7.69.

     BankUnited has adopted SFAS No. 123, "Accounting for Stock-Based Compensation" and as permitted by SFAS No. 123, BankUnited continues to follow the measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees, " and, accordingly, does not recognize compensation expense for its stock-based incentive plans. Had compensation cost for BankUnited's stock based incentive compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methodology prescribed by SFAS No. 123, BankUnited's net income (loss) and earnings (loss) per share for fiscal 1999, 1998 and 1997 would have been reduced to the pro forma amounts indicated below:

                                                              1999              1998             1997
                                                          ------------     -------------     ------------
                                                          (dollars in thousands, except per share amounts)
       As Reported.....................................   $     (4,367)    $       6,460     $       4,709
       Pro forma.......................................   $     (5,935)    $       4,011     $       3,328
       Basic (loss) earnings per common share:
       As reported.....................................   $      (0.24)    $        0.41     $        0.57
       Pro forma.......................................   $      (0.32)    $        0.26     $        0.41
       Diluted (loss) earnings per common share:
       As reported.....................................   $      (0.24)    $        0.39     $        0.54
       Pro forma.......................................   $      (0.32)    $        0.26     $        0.38

       The pro forma results of operations reported above are not likely to be representative of the effects on reported income of future years due to vesting arrangements and additional option grants.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
SEPTEMBER 30, 1999

(16) STOCK BONUS PLAN, OPTION AGREEMENTS AND OTHER BENEFIT PLANS - (CONTINUED)

       The fair value of each option has been estimated on the date of the grant using the Black Scholes option pricing model, with the following historical weighted average assumptions applied to grants in fiscal 1999, 1998 and 1997:

                                                              1999              1998             1997
                                                          -------------    -------------     -------------

       Dividend yields.................................            -                -                 -
       Expected volatility.............................         40.0%            33.7%             30.1%
       Risk-free interest rates........................         4.76%            5.55%             6.30%
       Expected life (in years)........................         6.96             7.00              9.52

       Based upon the above assumptions, the weighted average fair value of options granted during 1999, 1998 and 1997 was $3,993,000, $5,565,000 and
$2,484,000, respectively.

       On September 7, 1999, the trustee of the 401(k) Plan and the trustees of the Profit Sharing Plan approved a merger and transfer agreement between the plans effective September 30, 1999. Under the terms of this agreement, the net assets of the Profit Sharing Plan were transferred and assigned to the 401(k) Plan as of September 30, 1999. The 401(k) Plan was then renamed the BankUnited 401(k) Profit Sharing Plan (the "Plan"). Under the terms of the combined plan, eligible employees are permitted to contribute up to 15% of their annual salary to the Plan. BankUnited currently intends to make quarterly matching contributions at a rate of 75% of employee contributions, up to a maximum of 6% of an employee's salary, in BankUnited's Class A Common stock. Employees are eligible to participate in the plan after six months of service and begin vesting in BankUnited's contribution after two years of service at the rate of 25% per year up to 100%.

       Prior to September 7, 1999, BankUnited had a 401(k) savings plan (the "401(k) Plan") and a separate Profit Sharing Plan. For the years ended September 30, 1999, 1998, and 1997 BankUnited made total matching contributions of approximately $159,500, $71,900, and $34,600, respectively, to the 401(k) Plan. BankUnited's Board of Directors also authorized contributions of $0, $0 and $170,000 to the Profit Sharing Plan in 1999, 1998 and 1997, respectively.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
SEPTEMBER 30, 1999

(17) INCOME TAXES

       BankUnited's effective tax (benefit) rate differs from the statutory federal income tax (benefit) rate as follows:

                                                                      YEARS ENDED SEPTEMBER 30,
                                               ----------------------------------------------------------------------
                                                        1999                    1998                    1997
                                               ----------------------  ----------------------  ----------------------
                                                 AMOUNT         %        AMOUNT         %        AMOUNT         %
                                               ----------    --------  -----------    -------  -----------    -------
                                                                       (dollars in thousands)
       (Benefit) tax at federal income
         (benefit) tax rate.................   $   (1,868)    (34.0)%  $     4,229      34.2%  $     4,295      34.0%
       Increase resulting from:
       State tax............................         (192)     (3.5)           480       3.9           314       2.5
       Other, net...........................          157       2.9            300       2.4           424       3.3
                                               ----------     -----    -----------      ----   -----------     -----

         Total..............................   $   (1,903)    (34.6)%  $     5,009      40.5%  $     5,033      39.8%
                                               ==========     =====    ===========      ====   ===========     =====

       The components of the (benefit) provision for income taxes for the years ended September 30, 1999, 1998 and 1997 are as follows:

                                                            FOR THE YEARS ENDED
                                                               SEPTEMBER 30,
                                            -------------------------------------------------
                                                 1999              1998             1997
                                            --------------    -------------     -------------
                                                          (Dollars in Thousands)
       Current-federal....................  $         192     $       3,874     $       1,150
       Current-state......................              7               663               125
       Deferred-federal...................         (1,941)              407             3,391
       Deferred-state.....................           (161)               65               367
                                            -------------     -------------     -------------

         Total............................  $      (1,903)    $       5,009     $       5,033
                                            =============     =============     =============

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
SEPTEMBER 30, 1999

(17) INCOME TAXES - (CONTINUED)

The tax effects of significant temporary differences included in the deferred tax asset as of September 30, 1999 and 1998 were:

                                                                   SEPTEMBER 30,
                                                              ---------------------
                                                                1999          1998
                                                              ---------    --------
                                                              (Dollars in thousands)
Deferred tax asset:
       Non-accrual interest.................................  $     617    $     325
       Loan loss and other reserves.........................      4,755        1,711
       Fixed assets.........................................          -          132
       Unrealized holding losses on securities
         available for sale.................................      1,398            -
       Unrealized holding losses on securities
         transferred to held to maturity....................        924            -
       Purchase accounting..................................      1,154        1,088
       Other................................................        514          771
                                                               --------    ---------
         Gross deferred tax asset...........................      9,362        4,027
                                                               --------    ---------
Deferred tax liability:
       FHLB Atlanta stock dividends.........................         34          106
       Deferrals and amortizations..........................      1,829        1,219
       Fixed assets.........................................        570            -
       Unrealized gains on securities available for sale....          -        1,150
       Other................................................        117          314
                                                               --------    ---------
         Gross deferred tax liability.......................      2,550        2,789
                                                               --------    ---------

         Net deferred tax asset.............................  $   6,812    $   1,238
                                                               ========     ========

       At September 30, 1999, BankUnited had $565,000 in Tax Bad Debt Reserves originating before December 31, 1987 for which deferred taxes have not been provided. The amount becomes taxable under the Internal Revenue Code upon the occurrence of certain events, including certain non-dividend distributions. BankUnited does not anticipate any actions which would ultimately result in the recapture of this amount for income tax purposes.

       The components of deferred income tax (benefit) provision relate to the following:

                                                                                 YEARS ENDED SEPTEMBER 30,
                                                                           -----------------------------------
                                                                              1999         1998         1997
                                                                           ---------    ---------    ---------
                                                                                  (Dollars in thousands)
       Differences in book/tax depreciation..............................  $    702     $      15    $       -
       Delinquent interest...............................................      (292)          (71)         (18)
       FHLB Stock dividends..............................................       (72)          (19)           -
       Loan fees.........................................................         -             -           15
       Loan loss and other reserves......................................    (3,044)         (494)        (294)
       Deferrals and amortization........................................       610           (76)        (145)
       SAIF special assessment...........................................         -             -          758
       Other.............................................................        (6)        1,117        3,442
                                                                           --------     ---------    ---------
         Total deferred taxes............................................  $ (2,102)    $     472    $   3,758
                                                                           ========     =========    =========

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
SEPTEMBER 30, 1999

(17) INCOME TAXES - (CONTINUED)

     In connection with the acquisition of Suncoast, BankUnited recorded deferred tax assets and liabilities for the differences between values assigned in purchase accounting and the tax bases of acquired assets and liabilities. Approximately $911,000, $540,000 and $2,635,000 of this deferred tax asset was recognized as deferred tax expense during the years ended September 30, 1999 and 1998, respectively, and $911,000 and $1,088,000 represents the tax effect at September 30, 1999 and 1998, respectively, of amounts deductible for tax purposes in future periods.

     BankUnited also acquired net deferred tax assets of approximately $1,140,000 in conjunction with its acquisition of Suncoast.

     In connection with the acquisition of Consumers, BankUnited recorded deferred tax assets and liabilities for the differences between values assigned in purchase accounting and the tax bases of acquired assets and liabilities. With respect to the Consumers acquisition, approximately $300,000 and $19,000 of net deferred tax assets have been recognized as net deferred tax benefit during the years ended September 30, 1999 and 1998, respectively, and $294,000 and $287,000 represent the tax effect at September 30, 1999 and 1998, respectively, of amounts deductible for tax purposes in future periods.

     In connection with the acquisition of Central, BankUnited recorded deferred tax assets and liabilities for the differences between values assigned in purchase accounting and the tax bases of acquired assets and liabilities. With respect to the Central acquisition, approximately $(2,800) and $7,000 of net deferred tax assets have been recognized as net deferred tax benefit during the years ended September 30, 1999 and 1998, respectively, and $51,000 and $16,000 represent the tax effect at September 30, 1999 and 1998, respectively, of amounts deductible for tax purposes in future periods.

     BankUnited also acquired net deferred tax liabilities of approximately $189,000 in connection with its acquisition of Consumers and net deferred tax assets of approximately $332,000 in connection with its acquisition of Central.

(18) COMMITMENTS AND CONTINGENCIES

     In the normal course of business, BankUnited enters into instruments that are not recorded in the consolidated financial statements, but are required to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, purchase whole loans and securities, standby letters of credit and derivative financial instruments. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. The contract or notional amounts of those instruments reflect the extent of involvement BankUnited has in particular classes of financial instruments.

     BankUnited's exposure to credit loss in the event of nonperformance by the other party on the financial instrument is represented by the contractual amount and collateral value, if any, of those instruments.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Total commitments to extend credit at September 30, 1999 were as follows:

                                                                                      SEPTEMBER 30, 1999
                                                                       ------------------------------------------------
                                                                           FIXED           VARIABLE
                                                                           RATE              RATE             TOTAL
                                                                       -------------    -------------     -------------
                                                                                          (in thousands)
       Commitments to fund loans.....................................  $      16,027    $      40,889     $      56,916
       Domestic letters of credit....................................          6,108                -             6,108
       International letters of credit...............................            220                -               220
                                                                       -------------    -------------     -------------
         Total.......................................................  $      22,355    $      40,889     $      63,244
                                                                       =============    =============     =============

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
SEPTEMBER 30, 1999

(18) COMMITMENTS AND CONTINGENCIES - (CONTINUED)

     BankUnited evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by BankUnited, upon extension of credit is based on management's credit evaluation of the customer. Collateral varies but may include accounts receivable, property, plant and equipment, residential real estate, and income-producing commercial properties.

     Standby letters of credit are conditional commitments issued by BankUnited to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankUnited requires collateral to support those commitments.

     During April 1998, the Bank entered into two interest rate cap contracts with a major Wall Street firm, in notional amounts of $90.0 million and $60.0 million, terminating on October 23, 1999 and April 23, 2000, respectively. The contracts require the counter-party to pay the Bank quarterly interest payments based on the notional amounts and the difference between the "London Inter Bank Offering Rate" ( the "LIBOR rate") and 5.90%, if and when the LIBOR rate exceeds 5.90%, in return for a one-time payment by the Bank.

     During May 1998, the Bank entered into a third interest rate cap contract with another major Wall Street firm in a notional amount of $75.0 million terminating on May 30, 2000. The contract requires the counter-party to pay the Bank quarterly interest payments based on the notional amount and the difference between the LIBOR rate and 6.10%, if and when the LIBOR rate exceeds 6.10%, in return for a one-time payment by the Bank.

The Bank entered into these contracts for the purpose of hedging a portion of BankUnited's interest rate risk for rising interest rates. As of September 30, 1999, the 3-month LIBOR rate was 6.08%.

     The following table provides additional information regarding the interest rate caps:

                                                                                                   AS OF SEPTEMBER 30,
                                                                                                          1999
                                                                                                     --------------
                                                                                                 (Dollars in thousands)
   Aggregate notional amount.......................................................................  $      225,000
   Amortized costs.................................................................................  $          420
   Aggregate market value..........................................................................  $          881

     The interest rate caps are accounted for as a non-trading hedge for rising interest rates against certain short-term borrowings.

     BankUnited is a party to certain other claims and litigation arising in the ordinary course of business. In the opinion of management, the resolution of such claims and litigation will not materially affect BankUnited's consolidated financial position or results of operations.

(19) RELATED PARTY TRANSACTIONS

     BankUnited employs the services of a law firm, of which BankUnited's Chairman of the Board and President is senior managing director and of which another director of BankUnited is managing director, and the services of an insurance agency, of which a member of the Board of Directors is a vice president. For the years ended September 30, 1999, 1998 and 1997, total fees (a portion of which were capitalized) paid to this law firm totaled approximately $2.5 million, $2.2 million, and $2.2 million, respectively, and amounts paid to this insurance agency totaled approximately $428,000, $445,000, and $373,000, respectively.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
SEPTEMBER 30, 1999

(19) RELATED PARTY TRANSACTIONS - (CONTINUED)

     In fiscal 1997, BankUnited leased property for a new branch, which is 25% owned by BankUnited's Chairman of the Board. The lease is for a term of 3 years with four, three year options to renew. The annual rent for the property is approximately $135,000.

(20) BANKUNITED FINANCIAL CORPORATION

     The following summarizes the major categories of BankUnited's (parent company only) financial statements:

                   CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                                                          AS OF SEPTEMBER 30,
                                                                                    ------------------------------
                                                                                        1999              1998
                                                                                    ------------     --------------
                                                                                          (in thousands)
Assets:
   Cash...........................................................................  $      1,698     $        1,128
   FHLB overnight deposits........................................................         2,831             10,608
   Tax certificates...............................................................           545              1,694
   Investments, net (market value of approximately $60 at
     September 30, 1999 and 1998).................................................            60                 60
   Investments available for sale.................................................        17,361             15,073
   Mortgage-backed securities, available for sale.................................        22,908             31,642
   Accrued interest receivable....................................................           952                885
   Investment in the Bank.........................................................       344,093            350,904
   Investment in subsidiaries.....................................................         8,527              8,644
   Other assets...................................................................        20,718              9,445
                                                                                      ----------       ------------

     Total........................................................................  $    419,693     $      430,083
                                                                                     ===========      =============

Liabilities.......................................................................  $      2,316     $        3,551
                                                                                     -----------      -------------
Junior subordinated deferrable interest debentures................................       227,240            227,240
                                                                                      ----------       ------------
Stockholders' equity:
   Preferred stock................................................................            10                  9
   Common stock...................................................................           185                181
   Paid-in capital................................................................       181,335            178,777
   Retained earnings..............................................................        14,081             18,448
   Treasury stock.................................................................        (1,684)                 -
   Accumulated other comprehensive (loss) income, net of tax......................        (3,790)             1,877
                                                                                      ----------       ------------

     Total stockholders' equity...................................................       190,137            199,292
                                                                                      ----------       ------------

     Total liabilities and stockholders' equity...................................  $    419,693     $      430,083
                                                                                     ===========      =============

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
SEPTEMBER 30, 1999

(20) BANKUNITED FINANCIAL CORPORATION - (CONTINUED)

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                          FOR THE YEARS ENDED SEPTEMBER 30,
                                                                  ------------------------------------------------
                                                                       1999             1998              1997
                                                                  -------------     ------------     -------------
                                                                                   (in thousands)
       Interest income..........................................  $       4,563     $      4,808     $       2,626
       Interest expense.........................................         21,990           17,621             6,726
       Equity income of the subsidiaries........................          9,036           16,227            10,927
       Operating expenses.......................................          2,943            1,495             1,166
                                                                    -----------       ----------       -----------

         (Loss) income before income taxes......................        (11,334)           1,919             5,661
       Income tax (benefit) expense.............................         (7,740)          (5,438)           (1,938)
                                                                    -----------       -----------      -----------

         Net (loss) income before preferred stock dividends.....         (3,594)           7,357             7,599

       Preferred stock dividends................................            773              897             2,890
                                                                    -----------       ----------       -----------
         Net (loss) income after preferred stock dividends......  $      (4,367)    $      6,460     $       4,709
                                                                   ============      ===========      ============

             CONDENSED SCHEDULE OF OTHER COMPREHENSIVE (LOSS) INCOME

                                                                          FOR THE YEARS ENDED SEPTEMBER 30,
                                                                  ------------------------------------------------
                                                                       1999             1998              1997
                                                                  -------------     ------------     -------------
                                                                                   (in thousands)
       Other comprehensive (loss) income, net of tax:
         Unrealized holding (losses) gains arising
            during the period...................................  $      (5,698)           1,278             1,341
         Less reclassification adjustment for:
           Amortization of unrealized losses on transferred
              securities........................................             31                -                 -
           Realized gains on securities sold included in
               net (loss) income................................              -             (262)             (173)
                                                                    -----------       ----------       -----------
       Total other comprehensive (loss) income, net of tax......  $      (5,667)    $      1,016     $       1,168
                                                                   ============      ============     =============

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
SEPTEMBER 30, 1999

(20) BANKUNITED FINANCIAL CORPORATION - (CONTINUED)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                          FOR THE YEARS ENDED SEPTEMBER 30,
                                                                  ------------------------------------------------
                                                                       1999             1998              1997
                                                                  -------------     ------------     -------------
                                                                                   (in thousands)
       Cash flow from operating activities:
         Net (loss) income......................................  $      (3,594)    $      7,357     $       7,599
         Less: Undistributed income of the subsidiaries.........         (9,036)         (16,227)          (11,551)
         Other..................................................        (10,229)          (2,508)           (2,792)
                                                                    -----------       ----------       -----------
           Net cash used in operating activities................        (22,859)         (11,378)           (6,744)
                                                                    -----------       ----------       -----------

       Cash from investing activities:
         Equity contributions to the Bank.......................              -         (110,000)          (85,000)
         Equity contributions to subsidiaries...................              -           (4,100)           (4,640)
         Purchase of investment securities......................         (3,915)         (15,363)                -
         Proceeds from sale of investments......................              -                -               155
         Purchase of mortgage-backed securities.................              -          (30,734)          (27,411)
         Proceeds from repayments of mortgage-backed
           securities...........................................           7,770          18,821             5,054
         Proceeds from sales of mortgage-backed securities......              -                -             5,021
         Net (increase) decrease in tax certificates............             (8)          (1,654)              269
                                                                    -----------       ----------       -----------
           Net cash provided by (used in) investing activities..          3,847         (143,030)         (106,552)
                                                                    -----------       ----------       -----------

       Cash flow from financing activities:
         Net proceeds from issuance of Junior subordinated
           deferrable interest debentures.......................              -          103,013           114,776
         Dividend from Bank.....................................         12,137                -                 -
         Net proceeds from issuance of common stock.............          2,010           60,502             1,329
         Net proceeds from issuance of preferred stock..........              -              488                 -
         Purchase of treasury shares............................         (1,684)               -                 -
         Dividends paid on preferred stock......................           (658)            (837)           (2,855)
         Preferred Stock, Series 9% tender offer................              -              (43)           (4,486)
         Preferred Stock redemption.............................              -             (424)                -
                                                                    -----------       ----------       -----------
           Net cash provided by financing activities............         11,805          162,699           108,764
                                                                    -----------       ----------       -----------

       (Decrease) increase in cash and cash equivalents.........         (7,207)           8,291            (4,532)
       Cash and cash equivalents at beginning of year...........         11,736            3,445             7,977
                                                                    -----------       ----------       -----------

           Cash and cash equivalents at end of year.............  $       4,529     $     11,736     $       3,445
                                                                   ============      ===========      ============

(21) ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

     The information set forth below provides disclosure of the estimated fair value of BankUnited's financial instruments. Management has made estimates of fair value discount rates that it believes to be reasonable. However, because there is no market for many of these financial instruments, management has no basis to determine whether the fair value presented would be indicative of the value negotiated in an actual sale. The fair value estimates do not consider the tax effect that would be associated with the disposition of the assets or liabilities at their fair value estimates.

     Fair values are estimated for loan portfolios with similar financial characteristics. Loans are segregated by category, such as commercial, commercial real estate, residential mortgage, second mortgages, and other installment. Each loan category is

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
SEPTEMBER 30, 1999

(21) ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS - (CONTINUED)

further segmented into fixed and adjustable rate interest terms and by performing and non-performing status. The fair value of loans, except residential mortgage loans, is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit risk inherent in the loan. The estimate of average maturity is based on historical experience with prepayments for each loan classification modified, as required, by an estimate of the effect of current economic and lending conditions.

     For residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for national historical prepayment estimates using discount rates based on a compilation of secondary market sources published by the OTS in their "Asset and Liability Price Tables" for September 30, 1999.

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

     The fair value of the off-balance sheet financial instruments is estimated based on the OTS's valuation as contained in its September 30, 1999 "Interest Rate Risk Exposure Report" prepared for the Bank by the OTS from information provided by the Bank.

     The following table presents information for BankUnited's financial instruments at September 30, 1999 and 1998:

                                                                                         AS OF SEPTEMBER 30, 1999
                                                                                    -----------------------------------
                                                                                    CARRYING VALUE        FAIR VALUE
                                                                                    -------------         -------------
                                                                                              (in thousands)
       Financial assets:
         Cash and overnight investments...........................................  $      76,535         $      76,535
         Tax certificates and other investments...................................        189,874               189,800
         Mortgage-backed securities...............................................        347,224               343,170
         Loans receivable.........................................................      3,302,866             3,291,502
         Mortgage servicing rights................................................          7,820                 7,925
         Other interest-earning assets............................................         54,927                54,927
       Financial liabilities:
         Deposits.................................................................  $   2,279,798         $   2,287,119
         Borrowings...............................................................      1,328,148             1,312,964
         Trust Preferred Securities...............................................        218,500               199,459
       Off-balance sheet financial instruments....................................              -                 1,227

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
SEPTEMBER 30, 1999

(21) ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS - (CONTINUED)

                                                                                         AS OF SEPTEMBER 30, 1998
                                                                                   -----------------------------------
                                                                                    CARRYING VALUE        FAIR VALUE
                                                                                   --------------         ------------
                                                                                              (in thousands)
       Financial assets:
         Cash and overnight investments...........................................  $      91,511         $     91,511
         Tax certificates and other investments...................................         78,210               78,367
         Mortgage-backed securities...............................................        345,756              343,115
         Loans receivable.........................................................      3,042,014            3,253,845
         Mortgage servicing rights................................................          8,917                8,917
         Other interest-earning assets............................................         51,313               51,313
       Financial liabilities:
         Deposits.................................................................  $   2,124,824         $  2,133,186
         Borrowings...............................................................      1,142,614            1,147,283
         Trust Preferred Securities...............................................        218,500              212,915
       Off-balance sheet financial instruments....................................              -                    -

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF BANKUNITED.

       The information contained under the caption "Election of Directors" to appear in BankUnited's definitive proxy statement relating to BankUnited's 2000 Annual Meeting of Stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of BankUnited's fiscal year covered by this report on Form 10-K (hereinafter referred to as the "Annual Meeting Proxy Statement"), is incorporated herein by reference. Information concerning the executive officers of BankUnited is included in Part I of this Report on Form 10-K.

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

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

    (1)    Financial Statements.

           The following consolidated financial statements of BankUnited and the report of the independent certified public accountants thereon filed with this report:

           Report of Independent Certified Public Accountants
           (PricewaterhouseCoopers LLP).

           Consolidated Statements of Financial Condition as of September 30, 1999 and 1998.

           Consolidated Statements of Operations for the years ended September 30, 1999, 1998 and 1997.

           Consolidated Statements of Stockholders' Equity for the years ended September 30, 1999, 1998 and 1997.

           Consolidated Statements of Cash Flows for the years ended September 30, 1999, 1998 and 1997.

           Notes to Consolidated Financial Statements.

    (2)    Financial Statement Schedules.

           Schedules are omitted because the conditions requiring their filing are not applicable or because the required information is provided in the Consolidated Financial Statements, including the Notes thereto.

    (3)    Exhibits.*

    2.1 Agreement and Plan of Merger, dated July 15, 1996, between BankUnited and Suncoast Savings and Loan Association, FSA. (Exhibit 2.1 to BankUnited's Form S-4 Registration Statement, File No. 333- 13211, as filed with the Securities and Exchange Commission on October 1,
           1996).

    2.2 Agreement and Plan of Merger between BankUnited and Consumers Bancorp, Inc. dated September 19, 1997 (Exhibit 2.2 to BankUnited's Form S-4 Registration Statement, File No. 333-39921, as filed with the Securities and Exchange Commission on November 10, 1997).

    2.3 Agreement and Plan of Merger between BankUnited and Central Bank dated December 30, 1997 (Exhibit 20.1 to BankUnited's Form 8-K dated December 30, 1997, as filed with the Securities and Exchange Commission on January 2, 1998).

    3.1 Articles of Incorporation of BankUnited (Exhibit 3.1 to BankUnited's Form 10-Q Report for the quarter ended December 31, 1998, as filed with the Securities and Exchange Commission on February 16, 1999).

    3.2    Bylaws of BankUnited.

    4.1 Statement of Designation of Series 1 Class A Common Stock and Class B Common Stock of BankUnited (included as an appendix to Exhibit 3.1).

    4.2 Statement of Designation of Noncumulative Convertible Preferred Stock, Series A of BankUnited (included as appendix to Exhibit 3.1).

    4.3 Statement of Designation of Noncumulative Convertible Preferred Stock, Series B of BankUnited (included as appendix to Exhibit 3.1).

    4.4 Statement of Designation of Noncumulative Convertible Preferred Stock, Series C of BankUnited (included as appendix to Exhibit 3.1).

    4.5 Statement of Designation of Noncumulative Convertible Preferred Stock, Series C-II of BankUnited (included as appendix to Exhibit 3.1).

    4.6 Statement of Designation of 8% Noncumulative Convertible Preferred Stock, Series 1993 of BankUnited (included as appendix to Exhibit 3.1).

    4.7 Statement of Designation of 9% Noncumulative Perpetual Preferred Stock of BankUnited (included as an appendix to Exhibit 3.1).

    4.8 Statement of Designation of 8% Noncumulative Convertible Preferred Stock, Series 1996 of BankUnited (included as appendix to Exhibit 3.1).

    4.9 Form of Letter Agreement between BankUnited and the holders of shares of BankUnited's Noncumulative Convertible Preferred Stock, Series B (Exhibit 4.7 to BankUnited's Form 10-K Report for the year ended September 30, 1998, as filed with the Securities and Exchange Commission on December 29, 1998 [the "1998 10-K"]).

    4.10 Forms of Series 15A-F, Series 18E and Series 20A-F of Subordinated Notes of the Bank (Exhibit 4.3 to BankUnited's Form S-4 Registration Statement, File No. 33-55232, as filed with the Securities and Exchange Commission on December 2, 1992).

    4.11 The Advances, Specific Collateral Pledge and Security Agreement dated March 30, 1998 between the Bank and the Federal Home Loan Bank of Atlanta (Exhibit 4.9 to the 1998 10-K).

    4.12 Indenture dated November 4, 1998 between the Bank and the Bank of New York to which the Federal Home Loan Bank of Atlanta has joined as a consenting party (the "Indenture") (Exhibit 4.91 to the 1998 10-K).

    4.13 Form of the Bank's Senior Note (Fixed Rate) issuable pursuant to the Indenture (Exhibit 4.92 to the 1998 10-K).

    4.14 Form of the Bank's Senior Note (Floating Rate) issuable pursuant to the Indenture (Exhibit 4.93 to the 1998 10-K).

    4.15 The Letter of Credit Reimbursement Agreement dated November 14, 1998 between the Bank and the Federal Home Loan Bank of Atlanta (Exhibit
           4.94 to the 1998 10-K).

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

    10.2 1992 Stock Bonus Plan, as amended (Exhibit 10.2 to BankUnited's Form 10-K Report for the year ended September 30, 1994 [the "1994 10-K"]).**

    10.3   1994 Incentive Stock Option Plan. (Exhibit 10.3 to the 1994 10-K).**

    10.4 The Bank's Profit Sharing Plan. (Exhibit 10.4 to BankUnited's Form S-2 Registration Statement, File No. 33-80791, as filed with the Securities and Exchange Commission on December 22, 1995).**

    10.5 1996 Incentive Compensation and Stock Award Plan, as amended by approval of BankUnited's stockholders on January 28, 1999 (Exhibit
           10.2 to BankUnited's Report on Form 10-Q for the quarter ended March 31, 1999, as filed with the Securities and Exchange Commission on May 17, 1999).**

    10.6 Form of Employment Agreement between BankUnited and Alfred R. Camner (Exhibit 10.6 to the 1998 10-K).***

    10.7 Form of Employment Agreement between the Bank and Alfred R. Camner (Exhibit 10.7 to the 1998 10-K).***

    10.8 Form of Employment Agreement between the Bank and Mehdi Ghomeshi (Exhibit 10.8 to the 1998 10-K).***

    10.8.1 First Amendment to Employment Agreement between BankUnited, the Bank and Mehdi Ghomeshi (Exhibit 10.1 to BankUnited's Report on Form 10-Q for the quarter ended March 31, 1999, as filed with the Securities and Exchange Commission on May 17, 1999).

    10.9 Form of Change of Control Agreement between the Bank and Earline G. Ford (Exhibit 10.11 to BankUnited's Form 10-K for the year ended September 20, 1996, as filed with the Securities and Exchange Commission on December 23, 1996).

    10.10 Form of Change of Control Agreement between the Bank and executive officers.

    10.11 Junior Subordinated Indenture with respect to BankUnited's 10 1/4% Junior Subordinated Debentures. (Exhibit 4.1A to BankUnited's Registration Statement on Form S-4, File No. 333-24025, as filed with the Securities and Exchange Commission on March 27, 1997).

    10.12 Supplemental Indenture (Exhibit 4.1B to BankUnited's Registration Statement on Form S-4, File No. 333-24025, as filed with the Securities and Exchange Commission on March 27, 1997).

    10.13 Form of Amended and Restated Trust Agreement of BankUnited Capital. (Exhibit 4.3 to BankUnited's Registration Statement on Form S-4, No. 333-24025, as filed with the Securities and Exchange Commission on March 27, 1997).

    10.14 Form of Amended and Restated Guarantee Agreement for BankUnited Capital. (Exhibit 4.5 to BankUnited's Registration Statement on Form S-4, No. 333-24025, as filed with the Securities and Exchange Commission on March 27, 1997).

    10.15 Form of Agreement as to Expenses and Liabilities (included as an exhibit to Exhibit 99.6 to BankUnited's Registration Statement on Form S-4, No. 333-24025, as filed with the Securities and Exchange Commission on March 27, 1997).

    10.16 Registration Rights Agreement (Exhibit 4.6 to BankUnited's Registration Statement on Form S-4, No. 333-24025, as filed with the Securities and Exchange Commission on March 27, 1997).

    10.17 Registration Rights Agreement (Exhibit 4.7 to BankUnited's Registration Statement on Form S-4, No. 333-24025, as filed with the Securities and Exchange Commission on March 27, 1997).

    10.18 Purchase Agreement (Exhibit 99.4 to BankUnited's Registration Statement on Form S-4, No. 333- 24025, as filed with the Securities and Exchange Commission on March 27, 1997).

    10.19 Purchase Agreement (Exhibit 99.5 to BankUnited's Registration Statement on Form S-4, No. 333- 24025, as filed with the Securities and Exchange Commission on March 27, 1997).

    10.20 Underwriting Agreement dated June 1997 between BankUnited and BankUnited Capital II and Raymond James and Associates, Inc. and Ryan, Beck and Co. (Exhibit 1 to Amendment No. 1 to Form S-2,
           No. 333-27397, as filed with the Securities and Exchange Commission on May 30, 1997).

    10.21 Form of Indenture with respect to BankUnited's 9.60% Junior Subordinated Debentures. (Exhibit 4.3 to BankUnited's Registration Statement on Form S-2, File No. 333-27597, as filed with the Securities and Exchange Commission on May 22, 1997).

    10.22 Trust Agreement of BankUnited Capital II. (Exhibit 4.6 to BankUnited's Registration Statement on Form S-2, File No. 333-27597, as filed with the Securities and Exchange Commission on May 22,
           1997).

    10.23  Form of Amended and Restated Trust Agreement of BankUnited Capital
           II. (Exhibit 4.7 to BankUnited's Registration Statement on Form S-2, No. 333-27597, as filed with the Securities and Exchange Commission on May 22, 1997).

    10.24 Form of Guarantee Agreement for BankUnited Capital II. (Exhibit 4.9 to BankUnited's Registration Statement on Form S-2, No. 333-27597, as filed with the Securities and Exchange Commission on May 22, 1997).

    10.25 Form of Agreement as to Expenses and Liabilities (included as an exhibit to Exhibit 4.7) (Exhibit 4.10 to BankUnited's Registration Statement on Form S-2, No. 333-27597, as filed with the Securities and Exchange Commission on May 22, 1997).

    10.26 Purchase Agreement between BankUnited and BankUnited Capital III and PaineWebber Incorporated (Exhibit 1.1 to BankUnited's Amendment No. 3 to Form S-3, No. 333-28677, as filed with the Securities and Exchange Commission on March 6, 1998).

    10.27 Form of Indenture with respect to BankUnited's 9% Junior Subordinated Debentures (Exhibit 4.3 to Amendment No. 3 to BankUnited's Registration Statement on Form S-3, No. 333-28677, as filed with the Securities and Exchange Commission on March 6, 1998).

    10.28 Trust Agreement of BankUnited Capital III. (Exhibit 4.6 to BankUnited's Registration Statement on Form S-3, No. 333-28677, as filed with the Securities and Exchange Commission on June 6, 1997).

    10.29  Form of Amended and Restated Trust Agreement of BankUnited Capital
           III. (Exhibit 4.3 to Amendment No. 3 to BankUnited's Registration Statement on Form S-3, No. 333-28677, as filed with the Securities and Exchange Commission on March 6, 1998).

    10.30 Form of Guarantee Agreement for BankUnited Capital III. (Exhibit 4.3 to Amendment No. 3 to BankUnited's Registration Statement on Form S-3, No. 333-28677, as filed with the Securities and Exchange Commission on March 6, 1998).

    10.31 Form of Agreement as to Expenses and Liabilities (Exhibit 4.3 to Amendment No. 3 to BankUnited's Registration Statement on Form S-3, No. 333-28677, as filed with the Securities and Exchange Commission on March 6, 1998).

    10.32 Form of Underwriting Agreement dated April 2, 1998 between BankUnited and Friedman, Billings, Ramsey & Co., Inc. and PaineWebber Incorporated (Exhibit 1.1 to Amendment No. 1 to Form S-3, No. 333-48249, as filed with the Securities and Exchange Commission on April 2, 1998).

    11.1 Statement regarding calculation of earnings per common share (set forth in Footnote (2) to the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this report on Form 10-K for the year ended September 30, 1999).

    12.1 Statement regarding calculation of ratio of earnings to combined fixed charges and preferred stock dividends.

    21.1   Subsidiaries of the Registrant.

    23.1   Consent of PricewaterhouseCoopers LLP.

    24.1 Power of attorney (set forth on the signature page in Part IV of this Report on Form 10-K for the year ended September 30, 1999).

    27.1   Financial Data Schedule.

-------------------------


* Exhibits followed by a parenthetical reference are incorporated herein by reference from the documents described therein.

**   Exhibits 10.1--10.5 are compensatory plans or arrangements.

***  Contracts with Management.

(B) REPORTS ON FORM 8-K.

  During the quarter ended September 30, 1999, no Current Reports on Form 8-K were filed by BankUnited.

SUPPLEMENTAL INFORMATION

  As of the date of filing of this report on Form 10-K no annual report or proxy material has been sent to security holders. Such material will be furnished to security holders and the Securities and Exchange Commission subsequent to the filing of this report on Form 10-K.

SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on December 28, 1999.

                              BANKUNITED FINANCIAL CORPORATION

                                                 BY: /S/ ALFRED R. CAMNER
                                                     ---------------------------
                                                      Alfred R. Camner
                                                      Chairman of the Board and
                                                      Chief Executive Officer

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alfred R. Camner, Mehdi Ghomeshi and Marc Lipsitz and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitutes, may lawfully do or cause to be done by virtue thereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on December 28, 1999 on behalf of the Registrant by the following persons and in the capacities indicated.


/s/ ALFRED R. CAMNER
-------------------       Chairman of the Board, Chief Executive
ALFRED R. CAMNER          Officer, and Director
                          (Principal Executive Officer)

/s/ MEHDI GHOMESHI
-------------------       President and Chief Operating Officer
MEHDI GHOMESHI            and Director


/s/ LAWRENCE H. BLUM
-------------------       Vice Chairman of the Board and Director
LAWRENCE H. BLUM


/s/ MARC LIPSITZ
-------------------       Director and Corporate Secretary
MARC LIPSITZ


/s/ EARLINE G. FORD
-------------------       Executive Vice President, Treasurer and
EARLINE G. FORD           Director



-------------------       Director
MARC D. JACOBSON

/s/ ALLEN M. BERNKRANT     Director
-------------------
ALLEN M. BERNKRANT


/s/ ANNE W. SOLLOWAY
-------------------        Director
ANNE W. SOLLOWAY


/s/ NEIL MESSINGER
-------------------        Director
NEIL MESSINGER


/s/ BRUCE FRIESNER
-------------------        Director
BRUCE FRIESNER


/s/ HUMBERTO LOPEZ
-------------------        Executive Vice President and Chief Financial Officer
HUMBERTO LOPEZ


/s/ BARRY SHULMAN
-------------------        Director
BARRY SHULMAN


/s/ A. FREDERICK SCHILD
-------------------        Director
A. FREDERICK SCHILD

                                  EXHIBIT INDEX

EXHIBIT                                DESCRIPTION
-------                                -----------
  3.2            Bylaws of BankUnited.

 10.10 Form of Change of Control Agreement between the Bank and executive officers.

 12.1 Statement regarding calculation of ratio of earnings to combined fixed charges and preferred stock dividends.

 21.1            Subsidiaries of the Registrant.

 23.1            Consent of PricewaterhouseCoopers LLP.

 27.1            Financial Data Schedule

----------
*   Compensatory plan or arrange.