Form 10-Q
period 1999-12-31
BANKUNITED FINANCIAL CORP
filed 2000-02-14
CIK 894490

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

                                       or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 5-43936

                        BANKUNITED FINANCIAL CORPORATION
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

           FLORIDA                                              65-0377773
--------------------------------                              ---------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

                     255 ALHAMBRA CIRCLE, CORAL GABLES 33134
                     ---------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (305) 569-2000
                        --------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock at the close of business on February 11, 2000 was 17,731,068 shares of Class A Common Stock, $.01 par value, and 458,467 shares of Class B Common Stock, $.01 par value.

This Form 10-Q contains 29 pages.
The Index to Exhibits appears on page 28.

                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

            Form 10-Q Report for the Quarter Ended December 31, 1999

                                      INDEX

                                                                                         PAGE NO.
                                                                                         --------
PART I - FINANCIAL INFORMATION

         Item 1.       FINANCIAL STATEMENTS

                       Consolidated Statements of Financial Condition as of
                       December 31, 1999 (unaudited) and September 30, 1999                 3

                       Consolidated Statements of Operations (unaudited)
                       for the Three Months Ended December 31, 1999
                       and December 31, 1998                                                4

                       Consolidated Statements of Stockholders' Equity
                       (unaudited) for the Three Months Ended December 31,
                       1999                                                                 5

                       Consolidated Statements of Cash Flows (unaudited)
                       for the Three Months Ended December 31, 1999
                       and December 31, 1998                                                6

                       Condensed Notes to Consolidated Financial
                       Statements (unaudited)                                               7

         Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS                       10

         Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          25

PART II - OTHER INFORMATION

         Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 26

         Item 6.       EXHIBITS AND REPORTS ON FORM 8-K                                    26


                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                  DECEMBER 31, 1999   SEPTEMBER 30,
                                                                                     (UNAUDITED)          1999
-------------------------------------------------------------------------------------------------------------------
                                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
ASSETS
Cash                                                                                 $    24,797      $    26,123
Federal Home Loan Bank overnight deposits                                                 48,466           50,412
Securities purchased under agreements to resell                                               --          150,000
Tax certificates (net of reserves of $1,167 at December 31, 1999 and
   $1,168 at September 30, 1999)                                                          13,840           14,815
Investments held to maturity (market value of approximately
   $4,937 at December 31, 1999 and $4,984 at September 30, 1999)                           5,060            5,058
Investments available for sale, at market                                                 18,283           20,001
Mortgage-backed securities, held to maturity (market value
   of approximately $210,084 at December 31, 1999
   and $198,785 at September 30, 1999)                                                   215,186          202,839
Mortgage-backed securities available for sale, at market                                 136,208          144,385
Loans receivable, net                                                                  3,032,534        2,899,231
Mortgage loans held for sale (market value of approximately $376,498
   at December 31, 1999 and $403,785 at September 30, 1999)                              376,454          403,635
Other interest earning assets                                                             50,676           54,927
Office properties and equipment, net                                                      15,759           15,644
Real estate owned                                                                          5,179            3,548
Accrued interest receivable                                                               24,919           24,768
Mortgage servicing rights, net                                                             7,410            7,820
Goodwill, net                                                                             31,077           31,465
Prepaid expenses and other assets                                                         26,140           23,800
                                                                                     -----------      -----------
     Total assets                                                                    $ 4,031,988      $ 4,078,471
                                                                                     ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits                                                                             $ 2,360,942      $ 2,279,798
Securities sold under agreements to repurchase                                             5,000           31,701
Advances from Federal Home Loan Bank                                                   1,011,426        1,096,447
Senior notes                                                                             200,000          200,000
Company obligated mandatorily redeemable trust preferred securities of subsidiary trusts holding solely junior subordinated deferrable interest
   debentures of BankUnited                                                              216,006          218,500
Interest payable (primarily on deposits and advances from Federal Home
   Loan Bank)                                                                             12,537           10,205
Advance payments by borrowers for taxes and insurance                                      7,407           19,616
Accrued expenses and other liabilities                                                    26,679           32,067
                                                                                     -----------      -----------
     Total liabilities                                                                 3,839,997        3,888,334
                                                                                     -----------      -----------

COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS' EQUITY:
Preferred stock, Series B and Series 9%, $0.01 par value. Authorized shares -
   10,000,000; issued shares -992,938 and 992,938 at December 31, 1999 and
   September 30, 1999; outstanding shares-991,938 and 992,938 at December
   31, 1999 and September 30, 1999                                                            10               10
Class A Common Stock, $0.01 par value. Authorized shares--30,000,000;
   issued shares - 18,064,068 at December 31, 1999 and 18,049,430 at
   September 30, 1999; outstanding shares - 17,731,068 at December 31, 1999
   and 17,866,430 at September 30, 1999                                                    181              180
Class B Common Stock, $.01 par value.  Authorized shares - 3,000,000;
   issued and outstanding shares - 458,467 at December 31, 1999
   and September 30, 1999                                                                      5                5
 Additional paid-in capital                                                              181,499          181,335
 Retained earnings                                                                        18,044           14,081
 Treasury stock                                                                           (2,801)          (1,684)
 Accumulated other comprehensive loss, net of tax                                         (4,947)          (3,790)
                                                                                     -----------      -----------
     Total stockholders' equity                                                          191,991          190,137
                                                                                     -----------      -----------
     Total liabilities and stockholders' equity                                      $ 4,031,988      $ 4,078,471
                                                                                     ===========      ===========

SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        THREE MONTHS ENDED DECEMBER 31,
                                                                        -------------------------------
                                                                                  (UNAUDITED)
                                                                              1999          1998
                                                                            --------      --------
                                                                   (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
Interest income:
   Interest and fees on loans                                               $ 60,675      $ 50,837
   Interest on mortgage-backed securities                                      6,085         4,073
   Interest on short-term investments                                            565           848
   Interest and dividends on long-term investments
     and other earning assets                                                  1,627         2,387
                                                                            --------      --------
       Total interest income                                                  68,952        58,145
                                                                            --------      --------
Interest expense:
   Interest on deposits                                                       28,219        27,666
    Interest on borrowings                                                    16,262        15,102
    Preferred dividends of trust subsidiaries                                  5,282         5,288
                                                                            --------      --------
       Total interest expense                                                 49,763        48,056
                                                                            --------      --------
       Net interest income before provision for loan losses                   19,189        10,089
Provision for loan losses                                                      1,200           400
                                                                            --------      --------
       Net interest income after provision for loan losses                    17,989         9,689
                                                                            --------      --------
Non-interest income:
   Service fees, net                                                             943         1,078
   Other                                                                         364           215
                                                                            --------      --------
       Total non-interest income                                               1,307         1,293
                                                                            --------      --------
Non-interest expenses:
   Employee compensation and benefits                                          4,872         3,114
   Occupancy and equipment                                                     2,148         1,641
   Insurance                                                                     410           380
   Professional fees - legal and accounting                                      887           582
   Telecommunication and data processing                                         643           664
   Loan servicing expense                                                      1,493         1,962
   Real estate owned operations                                                 (109)           21
   Advertising and promotion expense                                             714           377
   Amortization of goodwill                                                      388           384
   Other operating expenses                                                    1,542         1,097
                                                                            --------      --------
       Total non-interest expenses                                            12,988        10,222
                                                                            --------      --------
       Income before income taxes, extraordinary item
         and preferred stock dividends                                         6,308           760
Provision  for income taxes                                                    2,579           364
                                                                            --------      --------
       Income before extraordinary item                                        3,729           396
Extraordinary item, net of taxes                                                 431            --
                                                                            --------      --------
       Income before preferred stock dividends                                 4,160           396
Preferred stock dividends                                                        197           188
                                                                            --------      --------
       Net income                                                           $  3,963      $    208
                                                                            ========      ========
Earnings Per Share:
   Basic
     Net income before extraordinary item                                   $   0.19      $   0.01
     Extraordinary item, net of taxes                                           0.03            --
                                                                            --------      --------
       Net income                                                           $   0.22      $   0.01
                                                                            ========      ========
   Diluted
     Net income before extraordinary item                                   $   0.19      $   0.01
     Extraordinary item, net of taxes                                           0.02            --
                                                                            --------      --------
       Net income                                                           $   0.21      $   0.01
                                                                            ========      ========
Weighted average number of common shares
   outstanding during the period:
     Basic                                                                    18,304        18,189
                                                                            ========      ========
     Diluted                                                                  18,975        18,566
                                                                            ========      ========

SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                  THREE MONTHS ENDED DECEMBER 31, 1999
                                              -----------------------------------------------------------------------
                                                                               (UNAUDITED)
                                                                                                           ACCUMULATED
                                                                                                              OTHER
                                              PREFERRED    COMMON      PAID-IN     RETAINED     TREASURY  COMPREHENSIVE
                                                STOCK       STOCK      CAPITAL     EARNINGS      STOCK        LOSS         TOTAL
                                              ---------   ---------   ---------    ---------   ---------    ---------    ---------
                                                                          (IN THOUSANDS)
Balance, September 30, 1999                   $      10   $     185   $ 181,335    $  14,081   $  (1,684)   $  (3,790)   $ 190,137
   Comprehensive income:
     Net income                                      --          --          --        4,160          --           --        4,160
     Dividends declared on preferred stock -         --          --          --         (197)         --           --         (197)
     Other comprehensive loss, net of tax            --          --          --           --          --       (1,157)      (1,157)
                                                                                                                         ---------
       Total comprehensive income                                                                                            2,806

  Stock issued through the
    exercise of options, restricted
    stock grants, directors'
    compensation and employee
    stock grants                                     --           1         131           --          --           --          132
  Treasury stock acquired                            --          --          --           --      (1,117)          --       (1,117)
  Common stock issued through
    preferred stock dividends                        --          --          33           --          --           --           33
                                              ---------   ---------   ---------    ---------   ---------    ---------    ---------
Balance, December 31, 1999                    $      10   $     186   $ 181,499    $  18,044   $  (2,801)   $  (4,947)   $ 191,991
                                              =========   =========   =========    =========   =========    =========    =========

SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               THREE MONTHS ENDED
                                                                                   DECEMBER 31,
                                                                             ------------------------
                                                                                1999          1998
                                                                             ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:                                        (UNAUDITED; IN THOUSANDS)
Net income                                                                   $   4,160      $     396
   Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
     Provision for loan losses                                                   1,200            400
     Provision for losses on tax certificates                                       --             10
     Depreciation and amortization                                                 717            579
     Amortization  of fees, discounts and premiums                               1,172          6,193
     Amortization of mortgage servicing rights                                     410            243
     Amortization of goodwill                                                      388            384
     Amortization of issuance costs on senior notes                                211             --
   Net loss on sales of loans and mortgage-backed securities                        --              9
   Net gain on the sale of real estate owned                                      (127)           (12)
   Extraordinary gain on repurchase of trust preferred securities                 (701)            --
   Loans originated for sale                                                        --       (132,060)
   Proceeds from sale of loans                                                      --         11,982
   (Increase ) decrease in accrued interest receivable                            (152)         6,657
   Increase in interest payable on deposits and FHLB advances                    2,332          1,621
   Increase (decrease) in accrued taxes                                          2,137           (142)
   Decrease in other liabilities                                                (7,525)        (5,750)
   (Increase) decrease in prepaid expenses and other assets                     (2,340)        13,943
   Other, net                                                                    1,315           (383)
                                                                             ---------      ---------
     Net cash provided by (used in) operating activities                         3,197        (95,930)
                                                                             ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net (increase) decrease in loans                                           (112,747)         9,172
   Purchase of investment securities                                                --         (1,009)
   Purchase of mortgage-backed securities                                      (19,898)       (51,919)
   Purchase of other interest-earning assets                                    (8,249)       (14,249)
   Proceeds from repayments of investment securities                             1,250          1,750
   Proceeds from repayments of mortgage-backed securities                       14,411         71,040
   Proceeds from repayments of other interest-earning assets                    12,500            635
   Proceeds from the sale of real estate owned                                   2,145            182
   Purchases of office properties and equipment                                   (832)        (1,682)
   Net decrease in tax certificates                                                975          6,692
                                                                             ---------      ---------
     Net cash (used in) provided by investing activities                      (110,445)        20,612
                                                                             ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                                     81,144        176,338
   Net (decrease) increase in Federal Home Loan Bank Advances                  (85,021)        49,981
   Net decrease in other borrowings                                            (26,701)      (119,168)
   Capitalized cost for senior notes                                              (304)          (599)
   Net proceeds from issuance of common stock                                       46            228
   Repurchase of trust preferred securities                                     (1,698)            --
   Repurchase of common stock                                                   (1,117)            --
   Dividends paid on BankUnited's preferred stock                                 (164)          (157)
   Decrease in advances from borrowers for taxes and insurance                 (12,209)        (8,366)
                                                                             ---------      ---------
     Net cash (used in) provided by financing activities                       (46,024)        98,257
                                                                             ---------      ---------
(Decrease) increase in cash and cash equivalents                              (153,272)        22,939
Cash and cash equivalents at beginning of period                               226,535         91,511
                                                                             ---------      ---------
Cash and cash equivalents at end of period                                   $  73,263      $ 114,450
                                                                             =========      =========
Supplemental Disclosures:
Interest paid on deposits and borrowings                                     $  47,431      $  46,434
                                                                             =========      =========
Transfer of loans to real estate owned                                       $   3,754      $     970
                                                                             =========      =========
Transfer of loans from held for sale to portfolio                            $      --      $  73,825
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

        The unaudited consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles ("GAAP"). However, all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. Operating results for the three-month period ended December 31, 1999 are not necessarily indicative of the results which may be expected for the year ending September 30, 2000. For further information, refer to the Consolidated Financial Statements and Notes thereto included in BankUnited's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

         Certain prior period amounts have been reclassified to conform to the December 31, 1999 consolidated financial statements.

2.       EARNINGS PER SHARE

         The following tables reconcile basic and diluted earnings per share for the three months ended December 31, 1999 and 1998.

                                                            FOR THE THREE MONTHS
                                                             ENDED DECEMBER 31,
                                                              1999        1998
                                                            -------     -------
                                                           (IN THOUSANDS, EXCEPT
                                                             PER SHARE AMOUNTS)
BASIC EARNINGS PER SHARE:
   Numerator:
     Income after preferred stock dividends
       and before extraordinary item ..................     $ 3,532     $   208
       Extraordinary item .............................         431          --
                                                            -------     -------
     Net income .......................................     $ 3,963     $   208
                                                            =======     =======
   Denominator:
     Weighted average common shares outstanding .......      18,304      18,189
                                                            =======     =======
   Basic earnings per share before extraordinary item .     $  0.19     $  0.01
   Basic earnings per share from extraordinary item ...        0.03          --
                                                            -------     -------
   Basic earnings per share ...........................     $  0.22     $  0.01
                                                            =======     =======
DILUTED EARNINGS PER SHARE:
   Numerator:
     Income after preferred stock dividends
       and before extraordinary item ..................     $ 3,532     $   208
     Plus:
       Reduction of preferred stock dividends .........          41          --
                                                            -------     -------
     Diluted income available to common
       shareholders before extraordinary item .........       3,573         208
       Extraordinary item .............................         431          --
                                                            -------     -------
     Diluted net income available to common
         shareholders .................................     $ 4,004     $   208
                                                            =======     =======
   Denominator:
     Weighted average common shares outstanding .......      18,304      18,189
     Plus:
       Number of common shares from the conversion of
         options and warrants .........................         228         377
       Number of common shares from the conversion
         of dilutive preferred stock* .................         443          --
                                                            -------     -------
     Diluted weighted average common shares outstanding      18,975      18,566
                                                            =======     =======

   Diluted earnings per share before extraordinary item     $  0.19     $  0.01
   Diluted earnings per share from extraordinary item .        0.02          --
                                                            -------     -------
   Diluted earnings per share .........................     $  0.21     $  0.01
                                                            =======     =======

----------
* For the three months ended December 31, 1998 there were 343,000 common stock equivalent shares, of convertible preferred stock outstanding that were not included in the computation of diluted earnings per share because of their antidilutive effect.

3.       CAPITAL

         In December 1998, the Board of Directors of BankUnited authorized the purchase from time to time in open market transactions of up to 1,000,000 shares of BankUnited's Class A Common Stock at such prices as the Executive Committee deems advantageous. At September 30, 1999, BankUnited had purchased 183,000 shares of its Class A Common Stock. During the three month period ended December 31, 1999, BankUnited purchased an additional 150,000 shares of its Class A Common Stock on the open market at a cost of $1.1 million for a total treasury position of 333,000 shares at a cost of $2.8 million.

         In May 1999, BankUnited's Board of Directors authorized the purchase of shares of its 9% Noncumulative Perpetual Preferred Stock (the "9% Preferred Stock") on the open market as deemed appropriate and, if the market is appropriate, the retirement of the 9% Preferred Stock. During the three month period ended December 31, 1999, BankUnited purchased a total of 1,000 shares of its 9% Preferred Stock on the open market at a cost of $7,250.

         The Office of Thrift Supervision ("OTS") requires that the Bank meet minimum regulatory, core and risk-based capital requirements. Currently, the Bank exceeds all regulatory capital requirements. The Bank's required, actual and excess regulatory capital levels as of December 31, 1999 were as follows:

                             REQUIRED               ACTUAL                EXCESS
                       -------------------   --------------------   -------------------
                                      % OF                   % OF                 % OF
                        AMOUNT       ASSETS   AMOUNT        ASSETS   AMOUNT       ASSETS
                       --------      ------  --------       ------  --------      ------
                                            (DOLLARS IN THOUSANDS)
Core Capital           $118,802       3.0%   $321,550        8.1%   $202,748       5.1%
Risk-Based Capital     $168,653       8.0%   $332,647       15.8%   $163,994       7.8%


4.       COMPREHENSIVE INCOME

         BankUnited's comprehensive income includes all items which comprise net income plus other comprehensive income which includes the unrealized holding gains and losses on available for sale securities. For the three months ended December 31, 1999 and 1998, BankUnited's other comprehensive loss was as follows:

                                              FOR THE THREE MONTHS
                                               ENDED DECEMBER 31,
                                              --------------------
                                                1999         1998
                                              -------      -------
                                                 (IN THOUSANDS)
Other comprehensive loss, net of taxes:
   Unrealized holding losses arising
     during the period ..................     $(1,189)     $  (968)
   Less reclassification adjustment for:
     Amortization of unrealized losses on
       transferred securities ...........          32           --
                                              -------      -------
Total other comprehensive loss ..........     $(1,157)     $  (968)
                                              =======      =======

5.       CONTINGENCIES AND OFF-BALANCE SHEET ACTIVITIES

         The Bank has an interest rate cap contract with a major Wall Street firm in a notional amount of $60.0 million, terminating on April 23, 2000. The contract requires the counter-party to pay the Bank quarterly interest payments based on the notional amount and the difference between the "London Inter Bank Offering Rate" (the "LIBOR rate") and 5.90% when the LIBOR rate exceeds 5.90%, in return for a one-time payment by the Bank.

         The Bank has a second interest rate cap contract with another major Wall Street firm in a notional amount of $75.0 million terminating on May 30, 2000. The contract requires the counter-party to pay the Bank quarterly interest payments based on the notional amount and the difference between the LIBOR rate and 6.10% when the LIBOR rate exceeds 6.10%, in return for a one-time payment by the Bank.

         The Bank entered into these contracts for the purpose of hedging a portion of BankUnited's interest rate risk against rising interest rates on certain short-term borrowings. As of December 31, 1999, the 3-month LIBOR rate was 6.005%.

         BankUnited is a party to certain claims and litigation arising in the ordinary course of business. In the opinion of management, the resolution of such claims and litigation will not materially affect BankUnited's consolidated financial position or results of operations.

6.       EXTRAORDINARY ITEM

         In November 1999, the Board of Directors of BankUnited authorized the purchase, from time to time, in the open market, or otherwise, of up to 300,000 shares of trust preferred securities issued by its trust subsidiaries. During the three months ended December 31, 1999, BankUnited purchased 99,799 shares of its trust preferred securities. The trust preferred securities were purchased at a cost of $1.7 million resulting in an extraordinary gain as a result of the early extinguishment of the trust preferred securities in the amount of $0.4 million, net of $0.3 million in taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis and the related financial data present a review of the consolidated operating results and financial condition of BankUnited for the three month periods ended December 31, 1999 and 1998. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in BankUnited's Annual Report on Form 10-K for the year ended September 30, 1999.

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

GENERAL

         BankUnited is a Florida-incorporated savings and loan holding company for BankUnited, FSB (the "Bank"). The Bank was founded in 1984 as a savings and loan association. In 1993, the Bank was converted to a federally chartered savings bank and became a wholly-owned subsidiary of BankUnited pursuant to a plan of re-organization approved by the shareholders. BankUnited's principal business currently consists of the operation of its wholly-owned subsidiary, the Bank. In addition to managing the business activities of the Bank, BankUnited invests primarily in U.S. Government and federal agency securities, mortgage-backed securities and other permitted investments. The Bank's primary business has traditionally been to attract retail deposits from the general public and to invest those deposits, together with borrowings, principal repayments and other funds, primarily in one-to-four family residential mortgage loans and to a lesser extent, mortgage-backed securities, commercial real estate loans, multi-family mortgage loans, commercial business loans and consumer loans. The Bank has also invested in other permitted investments. The Bank is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities. References to BankUnited include the activities of all of its subsidiaries, including the Bank and its subsidiaries, if the context so requires.

         BankUnited's results of operations are dependent primarily on its net interest income, which is the difference between the interest earned on its assets, primarily its loan and securities portfolios, and its cost of funds, which consists of the interest paid on its deposits and borrowings. BankUnited's results of operations are also affected by its provision for loan losses as well as non-interest income, non-interest expenses and income tax expense. Non-interest expenses consist of employee compensation and benefits, occupancy and equipment, insurance, professional fees, telecommunications and data processing, loan servicing expense and other operating expenses. The earnings of BankUnited are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates and the U.S. Treasury yield curves, government policies and actions of regulatory authorities.

FIRST QUARTER HIGHLIGHTS

         BankUnited reported record earnings for the first quarter of fiscal 2000 exceeding the records set in the two previous quarters. The primary reason for the increase in core earnings was a sharp improvement in BankUnited's interest spread for the three months ended December 31, 1999 to 1.90% from 1.02% for the three months ended December 31, 1998. In addition, BankUnited's efficiency ratio improved to 60.87% from 88.48% for the same quarter of 1998. As a result of BankUnited pursuing its strategy of becoming an asset-generating entity, residential loan originations increased to $173.0 million or 31.0% over the same quarter last year. BankUnited's new focus on commercial lending, consumer lending and small business banking has resulted in record increases in production over the same quarter last year for loan originations and commitments to lend in these areas of 296.2%. During the quarter, BankUnited launched its new branding campaign, "Your money will be happier here" and its Miami Heat free checking account through its partnership with the Miami Heat basketball organization. Additionally, BankUnited continued to expand its branch network by opening two branches during the quarter.

YEAR 2000

         Computer programs which recognize a date using two digits (rather than four) to define the applicable year may consider a date using "00" as the year 1900 rather than the year 2000. This is generally referred to as the "Year 2000 Issue," which may affect the performance of computer programs, hardware, software and other products with embedded computer technology that is date sensitive. BankUnited utilizes extensive electronic data processing hardware and software in its banking operations, among other things, to process and record customer transactions, determine and collect revenue to be earned and expenses to be paid in connection with customer transactions, maintain and report customer transaction information, record and manage BankUnited's short-term and long-term investments, and assist with accounting and financial management and risk management. BankUnited also relies on certain vendors to provide critical services to BankUnited's banking operations, including telecommunications, loan servicing and correspondent banking. Failure of the electronic data processing hardware or software of BankUnited, its third-party service bureaus, or certain vendors to properly recognize the Year 2000, including recognizing the Year 2000 as a leap year, could result in a significant disruption of BankUnited's banking operations. Based on the measures already taken, a significant disruption of BankUnited's banking operations due to such a failure is not currently expected because BankUnited has been substantially compliant since June 30, 1999.

         On and after January 1, 2000, BankUnited conducted extensive tests of its information systems to verify that the systems correctly recognized the Year 2000. Additionally, BankUnited associates have closely monitored computer output for accuracy subsequent to January 1, 2000. These tests and reviews have not resulted in any incidents that would materially impact the operation or financial condition of BankUnited.

         BankUnited's customer transactions are processed through a network of electronic data processing workstations in its branch offices and loan servicing department and are recorded on electronic data processing hardware and software, a substantial portion of which are maintained by two third-party service bureaus. BankUnited has conducted Year 2000 compliance tests, including such tests as would be necessary to recognize the Year 2000 as a leap year, with the two third-party service bureaus that handle its data processing and has received certification that the bureaus are Year 2000 compliant. BankUnited has also replaced its hardware and software used in its operations as necessary for Year 2000 compliance, and has received Year 2000 compliance certification from its major telecommunications, loan servicing and correspondent banking vendors. While a portion of BankUnited's financial assets and liabilities are with commercial businesses and government sponsored entities, BankUnited's loans and deposits are primarily with individuals. As a result, BankUnited does not expect any significant disruptions resulting from customers that may not be Year 2000 compliant.

         BankUnited has designated a Year 2000 task force under the direction of one of its senior officers, which has identified and coordinated BankUnited's efforts to become Year 2000 compliant and has developed a Year 2000 contingency plan. The contingency plan details alternate methods for meeting BankUnited's data processing needs and cash and liquidity requirements, as well as covering such matters as addressing problems that arise and responding to inquiries during the leap year date change on February 29, 2000 and monitoring system output throughout the Year 2000. The contingency plan was tested prior to September 30, 1999. BankUnited has also launched an aggressive customer awareness program, which includes an e-mail address, a toll-free hotline, a Year 2000 report card and Year 2000 awareness material for our retail and small business customers. Additionally, BankUnited and its banking subsidiary are subject to regulation and supervision by the OTS which regularly conducts reviews of the safety and soundness of BankUnited's operations, including BankUnited's progress in becoming Year 2000 compliant. Failure by BankUnited to adequately prepare for Year 2000 issues could negatively impact BankUnited's banking operations resulting in restrictions on its banking operations by the OTS. No such restrictions exist at this time, nor does BankUnited expect any such restrictions resulting from failure to address Year 2000 issues.

         BankUnited has estimated the costs associated with becoming Year 2000 compliant to be approximately $1.9 million, exclusive of internal costs, of which approximately $1.8 million has been incurred through December 31, 1999. The costs consist of approximately $0.7 million for the replacement of hardware and software, $0.9 million for the write-off of non-compliant hardware and software and $0.3 million for other incremental costs. BankUnited does not separately track the internal costs incurred for the Year 2000 project and such costs are principally the related payroll costs for its information systems department.

LIQUIDITY AND CAPITAL RESOURCES

         BankUnited's primary source of funds is cash provided by investing activities and includes principal and interest payments on loans, mortgage-backed securities and other securities. For the three months ended December 31, 1999 and 1998, principal repayments on loans and mortgage-backed securities and proceeds from maturities of other securities totaled $143.4 million and $426.1 million, respectively. BankUnited began experiencing significant acceleration of prepayments on certain mortgage loans and mortgage backed securities in the quarter ended June 30, 1998 due to the decrease in long-term interest rates which continued through the quarter ended March 31, 1999. During the quarter ended June 30, 1999, long-term interest rates rose slightly causing the volume of mortgage loan refinancing to decrease, slowing the prepayment rate of BankUnited's loan portfolio.

         BankUnited's primary use of funds in its financing activities has been the repayment of FHLB advances and other borrowings. Net cash used by financing activities during the three months ended December 31, 1999 was $46.0 million compared to a source of funds of $98.3 million, for the three months ended December 31, 1998. The overall decrease in the sources of funds resulted from the reduction in funds needed to purchase residential loans in the secondary market.

         BankUnited's primary uses of funds in its operating and investing activities has been the origination and purchase of loans and the purchase of mortgage-backed securities and other securities. During the three months ended December 31, 1999, BankUnited's originations of loans totaled $247.5 million, purchases of loans totaled $6.3 million and purchases of mortgage-backed securities and other securities totaled $28.1 million. For the same period in 1998, BankUnited's originations of loans totaled $148.7 million, purchases of loans totaled $400.2 million and purchases of mortgage-backed securities and other securities totaled $67.2 million. The decrease in purchases of loans during the three months ended December 31, 1999 is the result of BankUnited's decision to reduce its purchases of residential loans in the secondary market and to turn its emphasis to originating its own loans.

         The Bank is required under applicable federal regulations to maintain specified levels of liquid investments in cash, United States government securities and other qualifying investments. Regulations currently in effect require the Bank to maintain liquid assets of not less than 4.0% of its net withdrawable deposits plus short-term borrowings (the "liquidity ratio"). The Bank's liquidity ratio was 5.76% and 6.96% as of December 31, 1999 and September 30, 1999, respectively, in compliance with this requirement.

         Federal savings banks such as the Bank are also required to maintain capital at levels specified by applicable minimum capital ratios. At December 31, 1999, the Bank was in compliance with all capital requirements and met the definition of a "well capitalized" institution under applicable federal regulations.

ASSET QUALITY

         Non-performing assets as of December 31, 1999 were $24.5 million, which represents a decrease of $3.8 million or 13.4% from $28.3 million as of September 30, 1999. The decrease in non-performing assets primarily resulted from a decrease in non-accrual loans of $5.4 million, offset by an increase in real estate owned of $1.6 million. Non-accrual loans decreased due to a $2.4 million decrease in one-to-four family residential loan delinquencies and a $4.0 million decrease in commercial mortgage loan delinquencies, offset by a $1.0 million increase in non-mortgage commercial loan delinquencies. Included in the decrease in non-accrual loans is a reduction due to $0.8 million in loan charge-offs. The increase in real estate owned was due to an increase in commercial real estate owned. Non-performing assets as a percentage of total assets decreased from 0.69% as of September 30, 1999 to 0.61% as of December 31, 1999 due to the decrease in non-performing assets for the reasons discussed above.

         The following table sets forth information concerning the BankUnited's non-performing assets at December 31, 1999 and September 30, 1999.

                                                                   DECEMBER 31,      SEPTEMBER 30,
                                                                      1999                1999
                                                                     -------            -------
                                                                       (DOLLARS IN THOUSANDS)
Non-accrual loans                                                    $16,032            $21,428
Restructured loans                                                       960                962
Loans past due 90 days and still accruing (1)                            431                693
                                                                     -------            -------
         Total non-performing loans                                   17,423             23,083
Non-accrual tax certificates                                           1,936              1,703
Real estate owned                                                      5,179              3,548
                                                                     -------            -------
         Total non-performing assets                                 $24,538            $28,334
                                                                     =======            =======

Allowance for losses on tax certificates                             $ 1,167            $ 1,168
Allowance for loan losses                                             12,486             12,107
                                                                     -------            -------
         Total allowance                                             $13,653            $13,275
                                                                     =======            =======
Non-performing assets as a percentage of
   total assets                                                         0.61%              0.69%
Non-performing loans as a percentage of
   total loans                                                          0.51%              0.70%
Allowance for loan losses as a percentage of
   total loans                                                          0.36%              0.36%
Allowance for loan losses as a percentage of
   non-performing loans                                                71.66%             52.45%
Net charge offs as a percentage of average
   total loans                                                          0.10%              0.06%


         (1) Consists primarily of loans guaranteed by the Federal Housing Authority ("FHA") acquired in the acquisition of Suncoast Savings and Loan Association, FSA.

         BankUnited's allowance for loan losses is established and maintained based upon management's evaluation of the risks inherent in BankUnited's loan portfolio including the economic trends and other conditions in specific geographic areas as they relate to the nature of BankUnited's portfolio. The provision for loan losses for the three months ended December 31, 1999 was $1.2 million as compared to $0.4 million for the three months ended December 31, 1998 as a result of the increase in non-mortgage commercial and consumer loans in the loan portfolio which have a higher level of risk than one-to-four family residential loans. BankUnited's allowance for loan losses has increased by a net amount of $0.4 million from $12.1 million as of September 30, 1999 to $12.5 million as of December 31, 1999. See "Results of Operations-Provision for Loan Losses."

         The following table sets forth the change in BankUnited's allowance for loan losses for the three months ended December 31, 1999 and 1998.

                                    FOR THE THREE MONTHS
                                     ENDED DECEMBER 31,
                                     1999          1998
                                   --------      --------
                                       (IN THOUSANDS)

Balance at beginning of period     $ 12,107      $  6,128
  Provision ..................        1,200           400
  Loans charged off ..........         (839)         (101)
  Recoveries .................           18           167
                                   --------      --------
Balance at end of period .....     $ 12,486      $  6,594
                                   ========      ========

         The following table sets forth BankUnited's allocation of the allowance for loan losses by category as of December 31, 1999 and 1998.

                                      AS OF DECEMBER 31,
                                       1999       1998
                                     -------     -------
                                       (IN THOUSANDS)

One-to-four family .............     $ 3,877     $ 2,687
Multi-family ...................         513         108
Commercial real estate .........       1,903       2,764
Construction ...................         159          72
Land ...........................       1,179          72
Commercial business and consumer       3,268         653
Unallocated ....................       1,587         238
                                     -------     -------
   Total allowance .............     $12,486     $ 6,594
                                     =======     =======

LOAN PORTFOLIO

         The following table sets forth the composition of BankUnited's loan portfolio, including loans held for sale, at December 31, 1999 and September 30, 1999.

                                           DECEMBER 31, 1999            SEPTEMBER 30, 1999
                                        ------------------------     ------------------------
                                                         PERCENT                      PERCENT
                                                           OF                           OF
                                           AMOUNT         TOTAL          AMOUNT        TOTAL
                                        -----------      -------     -----------      -------
                                                         (DOLLARS IN THOUSANDS)
Mortgage loans:
   One-to-four family .............     $ 3,089,925         90.6%    $ 3,010,427         91.1%
   Multi-family ...................          35,183          1.0          30,057          0.9
   Commercial real estate .........         135,016          4.0         141,090          4.3
   Construction ...................          15,912          0.5          15,425          0.5
   Land ...........................          23,992          0.7          23,659          0.7
                                        -----------      -------     -----------      -------
     Total mortgage loans .........       3,300,028         96.8       3,220,658         97.5
                                        -----------      -------     -----------      -------
Other loans:
   Commercial .....................          69,058          2.0          48,173          1.5
   Consumer .......................          39,780          1.2          33,878          1.0
                                        -----------      -------     -----------      -------
     Total other loans ............         108,838          3.2          82,051          2.5
                                        -----------      -------     -----------      -------
       Total loans ................       3,408,866        100.0       3,302,709        100.0

   Unearned discounts, premiums and
     deferred loan fees, net ......          12,608          0.4          12,264          0.4
   Allowance for loan losses ......         (12,486)        (0.4)        (12,107)        (0.4)
                                        -----------      -------     -----------      -------
Total loan portfolio ..............     $ 3,408,988        100.0%    $ 3,302,866        100.0%
                                        ===========      =======     ===========      =======


SECURITIES PORTFOLIO

         The following tables set forth the amortized cost and estimated fair value of mortgage-backed securities and other securities available for sale and held to maturity at December 31, 1999 and September 30, 1999.

                                                                       AT DECEMBER 31, 1999
                                                       ------------------------------------------------
                                                                     GROSS        GROSS       ESTIMATED
                                                       AMORTIZED   UNREALIZED   UNREALIZED      FAIR
                                                         COST        GAINS        LOSSES        VALUE
                                                       --------     --------     --------      --------
                                                                        (IN THOUSANDS)
Available-for-sale:
   Mortgage-backed securities:
     GNMA mortgage-backed securities .............     $ 31,299     $     87     $   (679)     $ 30,707
     FNMA mortgage-backed securities .............        5,225           16         (150)        5,091
     FHLMC mortgage-backed securities ............       15,444            1         (226)       15,219
     Collateralized mortgage obligations .........       84,578          130       (2,475)       82,233
     Mortgage pass-through certificates ..........        2,965           --           (7)        2,958
                                                       --------     --------     --------      --------
       Total mortgage-backed securities ..........      139,511          234       (3,537)      136,208
                                                       --------     --------     --------      --------
     Other securities:
       U.S. Treasury securities ..................          501            1           --           502
       U.S. government agency securities .........          847           --           (7)          840
       Equity securities .........................        2,905           --          (72)        2,833
       Trust preferred securities of other issuers       16,323           --       (2,215)       14,108
                                                       --------     --------     --------      --------
         Total other securities ..................       20,576            1       (2,294)       18,283
                                                       --------     --------     --------      --------
   Total available-for-sale ......................     $160,087     $    235     $ (5,831)     $154,491
                                                       ========     ========     ========      ========
Held-to-maturity:
   Mortgage-backed securities:
     GNMA mortgage-backed securities .............     $ 58,747     $      1     $   (831)     $ 57,917
     FNMA mortgage-backed securities .............        1,906           --          (54)        1,852
     FHLMC mortgage-backed securities ............       71,248           --       (2,301)       68,947
     Collateralized mortgage obligations .........       60,310           --       (1,786)       58,524
     Mortgage pass-through certificates ..........       22,975           39         (170)       22,844
                                                       --------     --------     --------      --------
       Total mortgage-backed securities ..........      215,186           40       (5,142)      210,084
                                                       --------     --------     --------      --------
     Other securities:
       U.S. government agency securities .........        4,999           --         (123)        4,876
       State of Israel bonds .....................           61           --           --            61
                                                       --------     --------     --------      --------
         Total other securities ..................        5,060           --         (123)        4,937
                                                       --------     --------     --------      --------
   Total held-to-maturity ........................     $220,246     $     40     $ (5,265)     $215,021
                                                       ========     ========     ========      ========

                                                           AT SEPTEMBER 30, 1999
                                             ------------------------------------------------
                                                           GROSS        GROSS       ESTIMATED
                                             AMORTIZED   UNREALIZED   UNREALIZED      FAIR
                                               COST        GAINS        LOSSES        VALUE
                                             --------     --------     --------      --------
                                                              (IN THOUSANDS)
Available-for-sale:
   Mortgage-backed securities:
     GNMA mortgage-backed securities ...     $ 32,543     $    179     $   (391)     $ 32,331
     FNMA mortgage-backed securities ...        5,396           40         (116)        5,320
     FHLMC mortgage-backed securities ..       16,949           11         (110)       16,850
     Collateralized mortgage obligations       88,268           92       (1,552)       86,808
     Mortgage pass-through certificates         3,072            4           --         3,076
                                             --------     --------     --------      --------
       Total mortgage-backed securities       146,228          326       (2,169)      144,385
                                             --------     --------     --------      --------
     Other securities:
       U.S. Treasury securities ........          503            1           --           504
       U.S. government agency securities        2,104           15           (8)        2,111
       Equity securities ...............        2,905           --         (199)        2,706
       Trust preferred securities of
         other issuers .................       16,327           --       (1,647)       14,680
                                             --------     --------     --------      --------
         Total other securities ........       21,839           16       (1,854)       20,001
                                             --------     --------     --------      --------
   Total available-for-sale ............     $168,067     $    342     $ (4,023)     $164,386
                                             ========     ========     ========      ========
Held-to-maturity:
   Mortgage-backed securities:
     GNMA mortgage-backed securities ...     $ 39,244     $     59     $   (168)     $ 39,135
     FNMA mortgage-backed securities ...        1,915           --          (23)        1,892
     FHLMC mortgage-backed securities ..       72,566            2       (1,202)       71,366
     Collateralized mortgage obligations       63,189           --       (2,740)       60,449
     Mortgage pass-through certificates        25,925           45          (27)       25,943
                                             --------     --------     --------      --------
       Total mortgage-backed securities       202,839          106       (4,160)      198,785
                                             --------     --------     --------      --------
     Other securities:
       U.S. government agency securities        4,997           --          (74)        4,923
       State of Israel bonds ...........           61           --           --            61
                                             --------     --------     --------      --------
         Total other securities ........        5,058           --          (74)        4,984
                                             --------     --------     --------      --------
   Total held-to-maturity ..............     $207,897     $    106     $ (4,234)     $203,769
                                             ========     ========     ========      ========


DISCUSSION OF FINANCIAL CONDITION CHANGES FROM SEPTEMBER 30, 1999 TO DECEMBER 31, 1999 AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998.

FINANCIAL CONDITION

ASSETS

         Total assets remained relatively constant from September 30, 1999 to December 31, 1999, which is consistent with BankUnited's expectations that assets will not grow significantly during the 2000 fiscal year.

         BankUnited's short-term investments, primarily consisting of Federal Home Loan Bank ("FHLB") overnight deposits and securities purchased under agreements to resell, decreased by $151.9 million, or 75.8% to $48.5 million at December 31, 1999, from $200.4 million at September 30, 1999 primarily due to the maturity of securities under agreements to resell.

         BankUnited's investment in tax certificates decreased by $1.0 million, or 6.8%, to $13.8 million at December 31, 1999 from $14.8 million at September 30, 1999, as a result of certificate redemptions and repayments.

         Mortgage-backed securities held-to-maturity increased by $12.4 million, or 6.1% to $215.2 million at December 31, 1999 from $202.8 million at September 30, 1999 due primarily to purchases of $19.9 million, offset by repayments and amortization of premiums.

         Mortgage-backed securities available-for-sale decreased by $8.2 million or 5.7% to $136.2 million at December 31, 1999, from $144.4 million at September 30, 1999, due primarily to repayments and amortization of $6.7 million, and also due to a reduction of $1.5 million in the market value of the underlying securities.

         BankUnited's loans receivable, net (including loans held for sale) remained relatively constant from September 30, 1999 to December 31, 1999. Mortgage loan purchases of $6.3 million and loan originations of $247.5 million were offset by repayments of $144.6 million (net of accretion of discount and amortization of premium). BankUnited classified all of the residential loans originated during the quarter as loans receivable, net.

LIABILITIES

         Deposits increased by $81.1 million from September 30, 1999 to December 31, 1999 due to an increase in certificates of deposit of $105.2 million. This increase was partially offset by a decrease in savings and checking accounts of $14.6 million and $9.5 million, respectively. This change in the deposit mix resulted in a slight increase in BankUnited's cost of interest-bearing deposits to 4.84% for the three months ended December 31, 1999 from 4.78% for the three months ended September 30, 1999.

         Securities sold under agreements to repurchase decreased by $26.7 million, or 84.2%, to $5.0 million at December 31, 1999 from $31.7 million at September 30, 1999. This decrease resulted from the maturity of the agreements.

         Trust preferred securities decreased $2.5 million, or 1.1%, to $216.0 million at December 31, 1999 from $218.5 million at September 30, 1999. In November 1999, the Board of Directors of BankUnited authorized the purchase, from time to time, in the open market, or otherwise, of up to 300,000 shares of trust preferred securities issued by its trust subsidiaries. During the three months ended December 31, 1999, BankUnited purchased 99,799 shares of its trust preferred securities. The trust preferred securities were purchased at a cost of $1.7 million, resulting in an extraordinary gain of $0.4 million, net of $0.3 million in taxes. See "Results of Operations - Extraordinary Item."

CAPITAL

         In December 1998, the Board of Directors of BankUnited authorized the purchase from time to time in open market transactions of up to 1,000,000 shares of BankUnited's Class A Common Stock at such prices as the Executive Committee deems advantageous. At September 30, 1999, BankUnited had purchased 183,000 shares of its Class A Common Stock. During the three month period ended December 31, 1999, BankUnited purchased an additional 150,000 shares of its Class A Common Stock on the open market at a cost of $1.1 million, for a total treasury position of 333,000 shares at a total cost of $2.8 million.

         In May 1999, the Board of Directors of BankUnited authorized the purchase of shares of the 9% Preferred Stock on the open market, as deemed appropriate and, if the market is appropriate, the retirement of the 9% Preferred Stock. During the three month period ended December 31, 1999, BankUnited purchased 1,000 shares of its 9% Preferred Stock on the open market at a cost of $7,250.

RESULTS OF OPERATIONS

GENERAL

         Net income after preferred stock dividends increased to $4.0 million for the three months ended December 31, 1999, compared to $208,000 for the three months ended December 31, 1998. Below is a more detailed discussion of each major category of income and expenses. The increase in net income after preferred stock dividends for the three months ended December 31, 1999 as compared to the prior year period was attributable to an increase in the interest rate spread to 1.90% for the three months ended December 31, 1999 from 1.02% for the prior year period.

NET INTEREST INCOME

         Net interest income before provision for loan losses increased by $9.1 million, or 90.1%, to $19.2 million for the three months ended December 31, 1999 from $10.1 million for the same prior year period.

         The increase in net interest income for the three months ended December 31, 1999 was primarily the result of the improved net interest margin which increased to 2.06% from 1.17% for the same prior year period. For the three months ended December 31, 1999, the increase in the net interest margin was due to an increase in the yield on interest-earning assets to 7.25% from 6.48% for the same period in 1998, primarily attributable to the higher yields on the loans originated by BankUnited, and an 11 basis point decrease in the cost of interest- bearing liabilities to 5.35% from 5.46% for the same period in 1998.

         Interest income increased by $10.9 million, or 18.8%, to $69.0 million for the three months ended December 31, 1999, compared to $58.1 million for the same prior year period.

         The results of operations for the three months ended December 31, 1999 reflect a reduction in the net amortization of premiums/discounts on purchased loans and mortgage-backed securities compared to the three month period ended December 31, 1998. The amortization of premiums, net of discounts and deferred origination costs, decreased from $6.1 million for the three months ended December 31, 1998 to $1.0 million for the period ended December 31, 1999. The decrease in premium amortization was a result of the lower level of loan prepayments experienced in the first quarter of fiscal 2000, compared to the first quarter of fiscal 1999. See "-Analysis of Net Interest Income."

         Interest expense increased $1.7 million, or 3.5%, to $49.8 million for the three months ended December 31, 1999, compared to $48.1 million for the same prior year period. The increase reflects an increase in the average balance for interest-bearing deposits during the period. There was an increase in average interest-bearing deposits of $0.1 billion, or 4.6%, to $2.3 billion for the three months ended December 31, 1999, from $2.2 billion for the same prior year period. Additionally, Senior Notes increased $200.0 million as a result of the issuance and sale of the Bank's Senior Notes during the second quarter of fiscal 1999. The increase in interest expense was partially offset by a decline in the average cost of interest-bearing liabilities. For the three months ended December 31, 1999, the average rate paid on interest-bearing liabilities decreased 11 basis points to 5.35% from 5.46% for the same prior year period.

ANALYSIS OF NET INTEREST INCOME

         Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. The following table sets forth certain information relating to the categories of BankUnited's interest-earning assets and interest-bearing liabilities for the periods indicated, including the effect on yields of the accelerated amortization of purchase premiums on the One-Year CMT loan portfolio and a related security recorded in the first quarter of fiscal 1999 as a result of high loan prepayments. All yield and rate information is calculated on an annualized basis by dividing the annualized income or expense item for the period by the average balances during the period of the appropriate balance sheet item. Net interest margin is calculated by dividing net interest income by average interest-earning assets. Non-accrual loans are included in asset balances for the appropriate period, whereas recognition of interest on such loans is discontinued and any remaining accrued interest receivable is reversed, in conformity with federal regulations. The yields and net interest margins appearing in the following table have been calculated on a pre-tax basis.

YIELDS EARNED AND RATES PAID

                                                                THREE MONTHS ENDED DECEMBER 31,
                                      -----------------------------------------------------------------------------
                                                       1999                                    1998
                                      -------------------------------------   -------------------------------------
                                       AVERAGE                                 AVERAGE
                                       BALANCE        INTEREST     YIELD/RATE  BALANCE        INTEREST    YIELD/RATE
                                      ----------     ----------     -------   ----------     ----------     -------
                                                                   (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans (1)                           $3,333,705     $   60,675        7.28%  $3,040,126     $   50,837        6.68%
  Mortgage-backed securities
   and collateralized mortgage
   obligations                           353,371          6,085        6.89      340,244          4,073        4.79
  Short-term investments (2)              33,127            565        6.68       66,228            848        5.01
  Tax certificates                        13,792            258        7.47       36,542            628        6.87
  Long-term investments and
   FHLB stock                             70,993          1,369        7.69       95,203          1,759        7.34
                                      ----------     ----------     -------   ----------     ----------     -------
    Total interest-earning assets     $3,804,988     $   68,952        7.25%  $3,578,343     $   58,145        6.48%
                                      ----------     ----------     -------   ----------     ----------     -------
Interest-bearing liabilities:
  NOW/money market                    $  267,108     $    1,794        2.67%  $  240,954     $    1,829        3.01%
  Savings                                367,223          4,181        4.53      315,861          3,641        4.57
  Certificates of deposit              1,686,185         22,244        5.25    1,620,860         22,196        5.43
  Trust preferred securities             218,151          5,282        9.69      218,500          5,288        9.68
  Senior notes                           200,000          2,901        5.80           --             --          --
  FHLB advances and other
   borrowings                            950,659         13,361        5.50    1,082,854         15,102        5.47
                                      ----------     ----------     -------   ----------     ----------     -------
    Total interest-bearing

     liabilities                      $3,689,326     $   49,763        5.35%  $3,479,029     $   48,056        5.46%
                                      ----------     ----------     -------   ----------     ----------     -------
Excess of interest-earning assets
  over interest-bearing liabilities   $  115,662                              $   99,314
                                      ==========                              ==========

Net interest income                                  $   19,189                              $   10,089
                                                     ==========                              ==========
Interest rate spread                                                   1.90%                                   1.02%
                                                                    =======                                 =======
Net interest margin                                                    2.06%                                   1.17%
                                                                    =======                                 =======
Ratio of interest-earning assets to
  interest-bearing liabilities            103.14%                                 102.85%
                                      ==========                              ==========

----------------------

(1) The yields and rates along with the corresponding interest rate spread and net interest margin for the three months ended December 31, 1998 reflect the accelerated amortization of purchase premiums on the One-Year CMT loans.

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

                                                        THREE MONTHS ENDED DECEMBER 31,
                                              -------------------------------------------------
                                                                 1999 VS. 1998
                                              -------------------------------------------------
                                                           INCREASE (DECREASE) DUE TO
                                              -------------------------------------------------
                                              CHANGES      CHANGES       CHANGES        TOTAL
                                                IN            IN            IN         INCREASE/
                                              VOLUME         RATE      RATE/VOLUME    (DECREASE)
                                             --------      --------      --------      --------
                                                               (IN THOUSANDS)
Interest income attributable to:
  Loans ................................     $  5,318      $  4,176      $    344      $  9,838
  Mortgage-backed securities and
     collateralized mortgage obligations          157         1,786            69         2,012
  Short-term investments (1) ...........         (424)          282          (141)         (283)
  Tax certificates .....................         (391)           54           (33)         (370)
  Long-term investments and
     FHLB stock ........................         (478)           81             7          (390)
                                             --------      --------      --------      --------
       Total interest-earning assets ...        4,182         6,379           246        10,807
                                             --------      --------      --------      --------
Interest expense attributable to:
    NOW/money market ...................          198          (205)          (28)          (35)
    Savings ............................          590           (35)          (15)          540
    Certificates of deposit ............          892          (753)          (91)           48
    Trust preferred securities .........           (8)            2            --            (6)
    Senior notes .......................           --            --         2,901         2,901
    FHLB advances and other
      borrowings .......................       (1,844)          118           (15)       (1,741)
                                             --------      --------      --------      --------
      Total interest-bearing liabilities         (172)         (873)        2,752         1,707
                                             --------      --------      --------      --------
Increase in net interest income ........     $  4,354      $  7,252      $ (2,506)     $  9,100
                                             ========      ========      ========      ========

------------------

(1) Short-term investments include FHLB overnight deposits, securities purchased under agreements to resell, federal funds sold and certificates of deposit.

PROVISION FOR LOAN LOSSES

         The provision for loan losses increased by $0.8 million, or 200.0%, to $1.2 million for the three months ended December 31, 1999, compared to $0.4 million for the same prior year period. This increase in the provision was a result of the increase of non-mortgage commercial and consumer loans in the loan portfolio which have a higher level of risk than one-to-four family residential loans.

NON-INTEREST EXPENSES

         Non-interest expenses increased by $2.8 million, or 27.5% to $13.0 million for the three months ended December 31, 1999, compared to $10.2 million for the same prior year period. The increase in expenses is attributable to the growth BankUnited has experienced, including the additional costs relating to the branding campaign launched by the Bank during the quarter as well as the hiring of additional associates in the key sales areas of business banking and private banking. Total non-interest expenses, as a percentage of average assets, increased from 1.10% for the three months ended December 31, 1998, to 1.32% for the same period in 1999 as a result of the additional charges.

INCOME TAXES

         The income tax provision increased by $2.2 million, or 550.0% to $2.6 million for the three months ended December 31, 1999, compared to $0.4 million for the prior year period. This increase was due to the higher pre-tax earnings during the three months ended December 31, 1999 as compared to the prior year period. The increase was offset by a decrease in the effective tax rate to 41% for the three months ended December 31, 1999, as compared to 48% for the same period in 1998.

EXTRAORDINARY ITEM

         In November 1999, the Board of Directors of BankUnited authorized the purchase, from time to time, in the open market, or otherwise, of up to 300,000 shares of trust preferred securities issued by its trust subsidiaries. During the three months ended December 31, 1999, BankUnited purchased 99,799 shares of its trust preferred securities. The trust preferred securities were purchased at a cost of $1.7 million resulting in an extraordinary gain as a result of the early extinguishment of the trust preferred securities in the amount of $0.4 million, net of $0.3 million in taxes.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The discussion contained in BankUnited's Annual Report on Form 10-K for the year ended September 30, 1999, under Item 7a, "Quantitative and Qualitative Disclosures about Market Risk," provides detailed quantitative and qualitative disclosures about market risk and should be referenced for information thereon. In addition, the following discussion addresses the sources and effects of developments during the three months ended December 31, 1999 which related to risks associated with investments and mortgage-backed securities.

         RISKS ASSOCIATED WITH INVESTMENTS AND MORTGAGE-BACKED SECURITIES. BankUnited purchases fixed and adjustable rate mortgage-backed securities and other securities for liquidity, yield and risk management purposes. Changes in market interest rates associated with BankUnited's investments and mortgage-backed securities could have a material adverse effect on BankUnited's carrying value of its securities. Such changes in the carrying value of mortgage-backed securities and other securities classified as available-for-sale would be reflected, net of taxes, as a component of stockholder's equity. See
Note 4 - "Comprehensive Income" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Securities Portfolio."

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the annual meeting of stockholders of BankUnited held on January 26, 2000, the stockholders voted on the election of directors to BankUnited's Board of Directors and the approval of an amendment to BankUnited's 1996 Incentive Compensation and Stock Award Plan (the "1996 Plan").

         The stockholders voted to elect the nominees for directors as follows:

                                           VOTES FOR         VOTES WITHHELD
                                           ---------         --------------
                  Marc D. Jacobson         2,049,468            198,744
                  Anne W. Solloway         2,049,321            198,890
                  Neil H. Messinger        2,049,468            198,744
                  Marc Lipsitz             2,049,458            198,754
                  A. Frederick Schild      2,049,408            198,804
                  Barry Shulman            2,049,468            198,744

         The stockholders voted to approve an amendment to the 1996 Plan to increase, by 250,000 shares each, the number of shares of BankUnited's Class A Common Stock and Class B Common Stock (together, the "Common Stock") available for the grant of options. Voting on the amendment was as follows:

                  VOTES FOR           VOTES AGAINST          VOTES ABSTAINING
                  ---------           -------------          ----------------
                  1,823,956             415,846                    8,409

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  10.1 1996 Incentive Compensation and Stock Award Plan, as Amended in January 26, 2000.*

                  27.1     Financial Data Schedule

                  * Compensation Plan

         (b)      Reports on Form 8-K.

                  BankUnited filed no reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                              BANKUNITED FINANCIAL CORPORATION




                              By: /s/ HUMBERTO LOPEZ
                                 --------------------------------------------
                                 Humberto Lopez
                                 Executive Vice President and Chief Financial
                                 Officer

Date: February 14, 2000

                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
               Form 10-Q for the Quarter Ended December 31, 1999

                                INDEX TO EXHIBITS

                                                                            SEQUENTIALLY
 EXHIBIT NO.                                                                NUMBERED PAGE
 -----------                                                                -------------
    10.1         1996 Incentive Compensation and Stock Award Plan,
                 as amended on January 26, 2000 *.........................

    27.1         Financial Data Schedule..................................

         * Compensation Plan
