Form 10-Q
period 2000-03-31
BANKUNITED FINANCIAL CORP
filed 2000-05-15
CIK 894490

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No___

The number of shares outstanding of the registrant's common stock at the close of business on May 11, 2000 was 17,739,640 shares of Class A Common Stock, $.01 par value, and 450,967 shares of Class B Common Stock, $.01 par value.

This Form 10-Q contains 35 pages.
The Index to Exhibits appears on page 34.

                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

              Form 10-Q Report for the Quarter Ended March 31, 2000

                                      INDEX

                                                                                                           PAGE NO.
                                                                                                           --------
PART I - FINANCIAL INFORMATION

         Item 1.       FINANCIAL STATEMENTS

                       Consolidated Statements of Financial Condition as of
                       March 31, 2000 (unaudited) and September 30, 1999                                     3

                       Consolidated Statements of Operations (unaudited)
                       for the Three and Six Months Ended March 31, 2000
                       and March 31, 1999                                                                    4

                       Consolidated Statement of Stockholders' Equity
                       (unaudited) for the Six Months Ended March 31, 2000                                   5

                       Consolidated Statements of Cash Flows (unaudited)
                       for the Six Months Ended March 31, 2000
                       and March 31, 1999                                                                    6

                       Condensed Notes to Consolidated Financial
                       Statements (unaudited)                                                                7

         Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                        11

         Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                           30

PART II - OTHER INFORMATION

         Item 6.       EXHIBITS AND REPORTS ON FORM 8-K                                                     32

                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                   March 31, 2000    September 30,
                                                                                     (Unaudited)         1999
-------------------------------------------------------------------------------------------------------------------
                                                                               (in thousands, except per share data)
ASSETS
Cash                                                                               $   38,226        $   26,123
Federal Home Loan Bank overnight deposits                                             100,211            50,412
Securities purchased under agreements to resell                                             -           150,000
Tax certificates (net of reserves of $1,081 at March 31, 2000 and
   $1,168 at September 30, 1999)                                                        9,503            14,815
Investments held to maturity (market value of approximately
   $4,910 at March 31, 2000 and $4,984 at September 30, 1999)                           5,062             5,058
Investments available for sale, at market                                              17,191            20,001
Mortgage-backed securities, held to maturity (market value
   of approximately $233,569 at March 31, 2000
   and $198,785 at September 30, 1999)                                                238,942           202,839
Mortgage-backed securities available for sale, at market                              131,558           144,385
Loans receivable, net                                                               3,203,199         2,899,231
Mortgage loans held for sale (market value of approximately $355,939
   at March 31, 2000 and $403,785 at September 30, 1999)                              355,826           403,635
Other interest earning assets                                                          57,676            54,927
Office properties and equipment, net                                                   15,635            15,644
Real estate owned                                                                       2,516             3,548
Accrued interest receivable                                                            25,663            24,768
Mortgage servicing rights, net                                                          7,000             7,820
Goodwill, net                                                                          30,688            31,465
Prepaid expenses and other assets                                                      28,559            23,800
                                                                                   ----------        ----------
     Total assets                                                                  $4,267,455        $4,078,471
                                                                                   ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits                                                                           $2,438,580        $2,279,798
Securities sold under agreements to repurchase                                          6,680            31,701
Advances from Federal Home Loan Bank                                                1,151,426         1,096,447
Senior notes                                                                          200,000           200,000
Company obligated mandatorily redeemable trust preferred securities of subsidiary trusts holding solely junior subordinated deferrable interest
   debentures of BankUnited                                                           214,593           218,500
Interest payable (primarily on deposits and advances from Federal Home
   Loan Bank)                                                                           9,241            10,205
Advance payments by borrowers for taxes and insurance                                  11,518            19,616
Accrued expenses and other liabilities                                                 39,788            32,067
                                                                                   ----------        ----------
     Total liabilities                                                              4,071,826         3,888,334
                                                                                   ----------        ----------

COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS' EQUITY:
Preferred stock, Series B and Series 9%, $0.01 par value.
   Authorized shares - 10,000,000; issued shares -992,938 and
   992,938 at March 31, 2000 and September 30, 1999; outstanding
   shares-991,938 and 992,938 at March 31, 2000 and September 30, 1999                     10                10
Class A Common Stock, $0.01 par value. Authorized shares--30,000,000;
     issued shares - 18,071,283 at March 31, 2000 and 18,049,430 at
     September 30, 1999; outstanding shares - 17,738,283 at March 31, 2000
     and 17,866,430 at September 30, 1999                                                 181               180
Class B Common Stock, $.01 par value.  Authorized shares - 3,000,000;
   issued and outstanding shares - 450,967 and 458,467 at March 31, 2000
   and September 30, 1999                                                                   5                 5
 Additional paid-in capital                                                           181,558           181,335
 Retained earnings                                                                     21,927            14,081
 Treasury stock                                                                        (2,801)           (1,684)
 Accumulated other comprehensive loss, net of tax                                      (5,251)           (3,790)
                                                                                   ----------        ----------
     Total stockholders' equity                                                       195,629           190,137
                                                                                   ----------        ----------
     Total liabilities and stockholders' equity                                    $4,267,455        $4,078,471
                                                                                   ==========        ==========

SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                Three Months Ended              Six Months Ended
                                                                     March 31,                      March 31,
                                                            --------------------------    ---------------------------
                                                                                   (Unaudited)
                                                               2000            1999           2000           1999
                                                            -----------    -----------    -----------    ------------
                                                                  (in thousands, except earnings per share)
Interest income:
   Interest and fees on loans                               $    63,601    $    40,286    $   124,276     $    91,123
   Interest on mortgage-backed securities                         6,155          3,081         12,240           7,154
   Interest on short-term investments                               287          2,813            852           3,661
   Interest and dividends on long-term investments
     and other earning assets                                     1,594          2,073          3,221           4,460
                                                            -----------    -----------    -----------     -----------
     Total interest income                                       71,637         48,253        140,589         106,398
                                                            -----------    -----------    -----------     -----------
Interest expense:
   Interest on deposits                                          29,620         26,869         57,839          54,535
   Interest on borrowings                                        17,159         14,540         33,421          29,642
   Preferred dividends of trust subsidiaries                      5,220          5,289         10,502          10,577
                                                            -----------    -----------    -----------     -----------
     Total interest expense                                      51,999         46,698        101,762          94,754
                                                            -----------    -----------    -----------     -----------
     Net interest income before provision for loan losses        19,638          1,555         38,827          11,644
Provision for loan losses                                         1,000          6,336          2,200           6,736
                                                            -----------    -----------    -----------     -----------
     Net interest income (expense) after provision
       for loan losses                                           18,638         (4,781)        36,627           4,908
                                                            -----------    -----------    -----------     -----------

Non-interest income:
   Service fees, net                                                994            998          1,937           2,076
   Other                                                            576            211            940             426
                                                            -----------    -----------    -----------     -----------
       Total non-interest income                                  1,570          1,209          2,877           2,502
                                                            -----------    -----------    -----------     -----------

Non-interest expenses:
   Employee compensation and benefits                             5,222          4,397         10,094           7,511
   Occupancy and equipment                                        1,998          2,599          4,145           4,240
   Insurance                                                        264            417            674             797
   Professional fees - legal and accounting                         911            774          1,798           1,356
   Telecommunication and data processing                            781            728          1,424           1,392
   Loan servicing expense                                         1,454          1,519          2,947           3,481
   Real estate owned operations                                     (82)           (65)          (191)            (44)
   Advertising and promotion expense                              1,256            201          1,970             578
   Amortization of goodwill                                         389            383            777             767
   Other operating expenses                                       1,560          2,983          3,103           4,080
                                                            -----------    -----------    -----------     -----------
       Total non-interest expenses                               13,753         13,936         26,741          24,158
                                                            -----------    -----------    -----------     -----------
       Income (loss) before income taxes, extraordinary
         item and preferred stock dividends                       6,455        (17,508)        12,763         (16,748)
Provision (benefit)  for income taxes                             2,635         (6,578)         5,214          (6,214)
                                                            -----------    -----------    -----------     -----------
       Income (loss) before extraordinary item                    3,820        (10,930)         7,549         (10,534)
Extraordinary item, net of taxes                                    261              -            692               -
                                                            -----------    -----------    -----------     -----------
       Income (loss) before preferred stock dividends             4,081        (10,930)         8,241         (10,534)
Preferred stock dividends                                           198            196            395             384
                                                            -----------    -----------    -----------     -----------
       Net income (loss)                                    $     3,883    $   (11,126)   $     7,846     $   (10,918)
                                                            ===========    ===========    ===========     ===========

Earnings (Loss) Per Share:
   Basic
     Net income (loss) before extraordinary item            $      0.20    $     (0.61)   $      0.39     $     (0.60)
     Extraordinary item, net of taxes                              0.01              -           0.04               -
                                                            -----------    -----------    -----------     -----------
       Net income (loss)                                    $      0.21    $     (0.61)   $      0.43     $     (0.60)
                                                            ===========    ===========    ===========     ===========
   Diluted
     Net income (loss) before extraordinary item            $      0.20    $     (0.61)   $      0.38     $     (0.60)
     Extraordinary item, net of taxes                              0.01              -           0.04               -
                                                            -----------    -----------    -----------     -----------
       Net income (loss)                                    $      0.21    $     (0.61)   $      0.42     $     (0.60)
                                                            ===========    ===========    ===========     ===========

Weighted average number of common shares outstanding during the period:
     Basic                                                       18,189         18,255         18,247          18,222
                                                            ===========    ===========    ===========     ===========
     Diluted                                                     18,726         18,255         18,851          18,222
                                                            ===========    ===========    ===========     ===========

SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                Six Months Ended March 31, 2000
                                      -------------------------------------------------------------------------------------
                                                                          (Unaudited)
                                                                                                   Accumulated
                                                                                                      Other
                                    Preferred     Common       Paid-in      Retained    Treasury   Comprehensive
                                      Stock        Stock       Capital      Earnings      Stock         Loss        Total
                                    --------     ---------    ---------    ---------    ---------    ---------     --------
                                                                    (in thousands)
Balance, September 30, 1999         $     10     $     185    $ 181,335    $  14,081    $  (1,684)   $  (3,790)    $190,137
   Comprehensive income:
     Net income                            -             -            -        8,241            -           -         8,241
     Dividends declared on preferred stock -             -            -         (395)           -           -          (395)
     Other comprehensive loss, net of tax  -             -            -            -            -       (1,461)      (1,461)
                                                                                                                   --------
       Total comprehensive income                                                                                     6,385

  Stock issued through the
    exercise of options, restricted
    stock grants, directors'
    compensation and employee
    stock grants                           -             1          189            -            -           -           190
  Treasury stock acquired                  -             -            -            -       (1,117)          -        (1,117)
  Common stock issued through
    preferred stock dividends              -             -           34            -            -           -            34
                                      ------       -------      -------      -------      -------      ------        ------
Balance, March 31, 2000             $     10     $     186    $ 181,558    $  21,927    $  (2,801)   $  (5,251)    $195,629
                                     =======      ========     ========     ========     ========     ========      =======

SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Six Months Ended March 31,
                                                                             ---------------------------------
                                                                               2000                    1999
                                                                             ---------             -----------
                                                                                (Unaudited; in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                          $     8,241             $   (10,534)
   Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
     Provision for loan losses                                                   2,200                   6,736
     Provision for losses on tax certificates                                        -                   1,150
     Depreciation and amortization                                               1,542                   1,201
     Amortization of fees, discounts and premiums                                2,210                  21,379
     Amortization of mortgage servicing rights                                     820                     568
     Amortization of goodwill                                                      777                     767
     Amortization of issuance costs on senior notes                                368                     102
   Net loss on sales of loans and mortgage-backed securities                         -                       8
   Net gain on the sale of real estate owned                                      (398)                    (71)
   Extraordinary gain on repurchase of trust preferred securities               (1,105)                      -
   Loans originated for sale                                                         -                (140,399)
   Proceeds from sale of loans                                                       -                  23,307
   (Increase) decrease in accrued interest receivable                             (895)                  7,520
   (Decrease) increase in interest payable on deposits and FHLB advances          (964)                  1,887
   Increase (decrease) in accrued taxes                                          1,587                  (6,704)
   Decrease in other liabilities                                                 6,656                   2,631
   (Increase) decrease in prepaid expenses and other assets                     (4,759)                  6,879
   Purchase of mortgage servicing rights                                             -                    (480)
   Other, net                                                                    2,518                     805
                                                                             ---------             -----------
     Net cash provided by (used in) operating activities                        18,798                 (83,248)
                                                                             ---------             -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net (increase) decrease in loans                                           (266,072)                196,540
   Purchase of investment securities                                            (1,413)                 (1,009)
   Purchase of mortgage-backed securities                                      (49,824)               (116,504)
   Purchase of other interest-earning assets                                   (21,099)                (24,749)
   Proceeds from repayments of investment securities                             1,750                  12,750
   Proceeds from repayments of mortgage-backed securities                       25,345                 112,785
   Proceeds from repayments of other interest-earning assets                    18,350                  24,885
   Proceeds from the sale of real estate owned                                   5,937                   1,087
   Purchases of office properties and equipment                                 (1,431)                 (2,890)
   Net decrease in tax certificates                                              5,312                  14,051
                                                                             ---------             -----------
     Net cash (used in) provided by investing activities                      (283,145)                216,946
                                                                             ---------             -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                                    158,782                 115,299
   Net increase (decrease) in Federal Home Loan Bank Advances                   54,979                     (19)
   Net (decrease) increase in other borrowings                                 (25,021)                 82,712
   Capitalized cost for senior notes                                              (310)                 (2,069)
   Net proceeds from issuance of common stock                                       47                     856
   Repurchase of trust preferred securities                                     (2,652)                      -
   Repurchase of common stock                                                   (1,117)                      -
   Dividends paid on preferred stock                                              (361)                   (328)
   Decrease in advances from borrowers for taxes and insurance                  (8,098)                 (4,236)
                                                                             ---------             -----------
     Net cash provided by financing activities                                 176,249                 192,215
                                                                             ---------             -----------
(Decrease) increase in cash and cash equivalents                               (88,098)                325,913
Cash and cash equivalents at beginning of period                               226,535                  91,511
                                                                             ---------             -----------
Cash and cash equivalents at end of period                                 $   138,437             $   417,424
                                                                            ==========              ==========
Supplemental Disclosures:
   Interest paid on deposits and borrowings                                $   102,726             $    92,867
                                                                            ==========              ==========
   Transfer of loans to real estate owned                                  $     4,848             $     1,545
                                                                            ==========              ==========
   Transfer of loans from held for sale to portfolio                       $         -             $    73,825
                                                                            ==========              ==========
   Transfer of loans from portfolio to held for sale                       $         -             $   288,319
                                                                            ==========              ==========
   Income taxes paid                                                       $     3,650             $         -
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

        The unaudited consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles ("GAAP"). However, all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. Operating results for the three-month and six-month period ended March 31, 2000 are not necessarily indicative of the results which may be expected for the year ending September 30, 2000. For further information, refer to the Consolidated Financial Statements and Notes thereto included in BankUnited's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

        Certain prior period amounts have been reclassified to conform to the March 31, 2000 consolidated financial statements.

2.       EARNINGS PER SHARE
         ------------------

         The following tables reconcile basic and diluted earnings (loss) per share for the three and six months ended March 31, 2000 and 1999.

                                                                   THREE MONTHS                    SIX MONTHS
                                                                  ENDED MARCH 31,                ENDED MARCH 31,
                                                            --------------------------    ---------------------------
                                                               2000            1999           2000           1999
                                                            -----------    -----------    -----------     -----------
                                                                     (in thousands, except per share amounts)
BASIC EARNINGS (LOSS) PER SHARE:
   Numerator:
     Income (loss) after preferred stock dividends
       and before extraordinary item......................  $     3,622    $   (11,126)   $     7,154     $   (10,918)
       Extraordinary item.................................          261              -            692               -
                                                            -----------    -----------    -----------     -----------
     Net income (loss)....................................  $     3,883    $   (11,126)   $     7,846     $   (10,918)
                                                            ===========    ===========    ===========     ===========
   Denominator:
     Weighted average common shares outstanding...........       18,189         18,255         18,247          18,222
                                                            ===========    ===========    ===========     ===========

   Basic earnings (loss) per share before
     extraordinary item...................................  $      0.20    $     (0.61)   $      0.39     $     (0.60)
   Basic earnings per share from extraordinary item.......         0.01              -           0.04               -
                                                            -----------    -----------    -----------     -----------
   Basic earnings (loss) per share........................  $      0.21    $     (0.61)   $      0.43     $     (0.60)
                                                            ===========    ===========    ===========     ===========

DILUTED EARNINGS (LOSS) PER SHARE:
   Numerator:
     Income (loss) after preferred stock dividends
       and before extraordinary item......................  $     3,622    $   (11,126)   $     7,154     $   (10,918)
     Plus:
       Reduction of preferred stock dividends.............           40              -             81               -
                                                            -----------    -----------    -----------     -----------
     Diluted income (loss) available to common
       shareholders before extraordinary item.............        3,662        (11,126)         7,235         (10,918)
       Extraordinary item.................................          261              -            692               -
                                                            -----------    -----------    -----------     -----------
     Diluted net income (loss) available to common
         shareholders.....................................  $     3,923    $   (11,126)   $     7,927     $   (10,918)
                                                            ===========    ===========    ===========     ===========

   Denominator:
     Weighted average common shares outstanding...........       18,189         18,255         18,247          18,222
     Plus:
       Number of common shares from the conversion
         of options and warrants (1)......................           94              -            161               -
       Number of common shares from the conversion
         of dilutive preferred stock (2)..................          443              -            443               -
                                                            -----------    -----------    -----------     -----------

     Diluted weighted average common shares
       outstanding........................................       18,726         18,255         18,851          18,222
                                                            ===========    ===========    ===========     ===========

   Diluted earnings (loss) per share before
     extraordinary item...................................  $      0.20    $     (0.61)   $      0.38     $     (0.60)
     Diluted earnings per share from extraordinary item...         0.01              -           0.04               -
                                                            -----------    -----------    -----------     -----------
   Diluted earnings (loss) per share......................  $      0.21    $     (0.61)   $      0.42     $     (0.60)
                                                            ===========    ===========    ===========     ===========

--------------
(1) For the three and six months ended March 31, 1999, there were 204,000 and 273,000 common stock equivalent shares, respectively, of dilutive options that were not included in the computation of diluted earnings per share because of their antidilutive effect.

(2) For the three and six months ended March 31, 1999, there were 356,000 and 349,000 common stock equivalent shares, respectively, of convertible preferred stock outstanding that were not included in the computation of diluted earnings per share because of their antidilutive effect.

3.       CAPITAL
         -------

         In December 1998, the Board of Directors of BankUnited authorized the purchase from time to time in open market transactions of up to 1,000,000 shares of BankUnited's Class A Common Stock at such prices as the Executive Committee deems advantageous. At September 30, 1999, BankUnited had purchased 183,000 shares of its Class A Common Stock. During the six month period ended March 31, 2000, BankUnited purchased an additional 150,000 shares of its Class A Common Stock on the open market at a cost of $1.1 million, for a total treasury position of 333,000 shares at a cost of $2.8 million.

         In May 1999, BankUnited's Board of Directors authorized the purchase of shares of its 9% Noncumulative Perpetual Preferred Stock (the "9% Preferred Stock") on the open market as deemed appropriate and, if the market is appropriate, the retirement of the 9% Preferred Stock. During the six month period ended March 31, 2000, BankUnited purchased a total of 1,000 shares of its 9% Preferred Stock on the open market at a cost of $7,250.

         The Office of Thrift Supervision ("OTS") requires that the Bank meet minimum regulatory, core and risk-based capital requirements. Currently, the Bank exceeds all regulatory capital requirements. The Bank's well-capitalized minimum, actual and excess regulatory capital levels as of March 31, 2000 were as follows:

                             WELL-CAPITALIZED
                                  MINIMUM                            ACTUAL                         EXCESS
                           ----------------------           ---------------------         ------------------------
                                         % OF                            % OF                               % OF
                              AMOUNT    ASSETS              AMOUNT      ASSETS             AMOUNT          ASSETS
                             --------   ------             --------     ------            --------         ------
                                                            (dollars in thousands)
Core Capital               $   209,319      5.0%           $   328,872       7.9%         $   119,553         2.9%
Tier 1 Risk-Based          $   132,244      6.0%           $   328,872      14.9%         $   196,628         8.9%
Risk-Based Capital         $   220,406     10.0%           $   340,896      15.5%         $   120,490         5.5%

4.       COMPREHENSIVE INCOME (LOSS)
         ---------------------------

         BankUnited's comprehensive income (loss) includes all items which comprise net income (loss) plus other comprehensive income (loss) which includes the unrealized holding gains and losses on available for sale securities. For the three and six months ended March 31, 2000 and 1999, BankUnited's other comprehensive loss was as follows:

                                                             THREE MONTHS                      SIX MONTHS
                                                            ENDED MARCH 31,                  ENDED MARCH 31,
                                                     ----------------------------     ----------------------------
                                                           2000            1999             2000           1999
                                                     ------------    ------------     ------------   -------------
                                                                             (in thousands)
Other comprehensive loss, net of taxes:
    Unrealized holding losses arising
        during the period..........................  $       (347)   $       (230)    $     (1,536)  $      (1,198)
    Less reclassification adjustment for:
        Amortization of unrealized losses on
           transferred securities..................            43               -               75               -
                                                      -----------     -----------      -----------    ------------
Total other comprehensive loss ....................  $       (304)   $       (230)    $     (1,461)  $      (1,198)
                                                     ============    ============     ============   =============

5.       CONTINGENCIES AND OFF-BALANCE SHEET ACTIVITIES
         ----------------------------------------------

         During March 2000, the Bank entered into five interest rate cap contracts with a major Wall Street firm, having an aggregate notional amount of $800.0 million. Each contract requires the counter-party to pay the Bank quarterly interest payments based on the notional amount and the difference between the index and the cap rate, if and when the index exceeds the cap rate, in return for a one-time payment by the Bank. The indices used in these contracts are the 5-Year Treasury rate adjusted to a constant maturity (the "5-Year CMT rate"), the 10-Year Treasury rate adjusted to a constant maturity (the "10-Year CMT rate"), the 5-Year Constant Maturity Swap rate (the "5-Year CMS rate") and the 10-Year Constant Maturity Swap rate (the "10-Year CMS rate").

         The following table sets forth information concerning the interest rate cap contracts.

                         NOTIONAL                                 CAP         TERMINATION
                          AMOUNT            INDEX                 RATE            DATE
                      --------------    ------------              ----       --------------
                      $100.0 million     5-Year CMT              7.50%      March 23, 2002
                      $100.0 million    10-Year CMT              7.25%      March 23, 2002
                      $100.0 million     5-Year CMS              8.85%      March 23, 2003
                      $400.0 million    10-Year CMS              9.35%      March 23, 2003
                      $100.0 million    10-Year CMS              8.85%      March 23, 2003
                  ------------------
                      $800.0 million
                  ==================

         Additionally, the Bank had an interest rate cap contract with a major Wall Street firm in a notional amount of $60.0 million, which terminated on April 23, 2000. The contract required the counter-party to pay the Bank quarterly interest payments based on the notional amount and the difference between the "3-Month London Inter Bank Offering Rate" (the "LIBOR rate") and 5.90%, when the LIBOR rate exceeded 5.90%, in return for a one-time payment by the Bank.

         The Bank also has an interest rate cap contract with another major Wall Street firm in a notional amount of $75.0 million, which will terminate on May 30, 2000. The contract requires the counter-party to pay the Bank quarterly interest payments based on the notional amount and the difference between the LIBOR rate and 6.10% when the LIBOR rate exceeds 6.10%, in return for a one-time payment by the Bank.

         The Bank entered into these contracts for the purpose of hedging a portion of BankUnited's interest rate risk against rising interest rates on certain borrowings from the Federal Home Loan Bank ("FHLB"). As of March 31, 2000, the LIBOR rate was 6.29%, the 5-Year CMT rate was 6.32%, the 10-Year CMT rate was 6.02%, the 5-Year CMS rate was 7.24% and the 10-Year CMS rate was 7.28%.

         BankUnited is a party to certain claims and litigation arising in the ordinary course of business. In the opinion of management, the resolution of such claims and litigation will not materially affect BankUnited's consolidated financial position or results of operations.

6.       EXTRAORDINARY ITEM
         ------------------

         In November 1999, the Board of Directors of BankUnited authorized the purchase, from time to time, in the open market, or otherwise, of up to 300,000 shares of trust preferred securities issued by its trust subsidiaries (the "Trust Preferred Securities").

         BankUnited purchased 56,500 Trust Preferred Securities for $1.0 million during the three months ended March 31, 2000, resulting in total purchases of 156,299 Trust Preferred Securities at a cost of $2.7 million for the six months ended March 31, 2000. As a result of the early extinguishment of the Trust Preferred Securities which were acquired, the purchases resulted in extraordinary gains of $0.3 million, net of $0.1 million in taxes, for the three months ended March 31, 2000, and $0.7 million, net of $0.4 million in taxes, for the six months ended March 31, 2000.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                ---------------------------------------------------------------
                RESULTS OF OPERATIONS
                ---------------------

         The following discussion and analysis and the related financial data present a review of the consolidated operating results and financial condition of BankUnited for the three and six month periods ended March 31, 2000 and 1999. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in BankUnited's Annual Report on Form 10-K for the year ended September 30, 1999.

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

SECOND QUARTER HIGHLIGHTS

         BankUnited reported record net income of $3.9 million for the second quarter of fiscal 2000, which ended on March 31, 2000. Both basic and diluted earnings were $0.21 per share. Results for the quarter reflect the significant improvement of BankUnited's net interest margin for the three months ended March 31, 2000, to 2.01% from 0.13% for the same period ended March 31, 1999. The prior year period results included the charges incurred by BankUnited in connection with the restructuring completed during that quarter.

         During the second quarter of fiscal 2000, BankUnited launched its web site, "www.buexpress.com" to widen its reach into the community at reduced cost and offer the alternative delivery channel of Internet banking services to its customers. BankUnited's branding campaign, which commenced in the first quarter of fiscal 2000, was expanded during the second quarter with the launch of an aggressive advertising component including radio, print and an award-winning thirty-second television commercial. BankUnited's branch network continued to grow with the opening of two new branches during the second quarter, bringing the total opened during the first six months of the fiscal year to three. BankUnited currently expects to open two additional branches over the remainder of fiscal 2000.

YEAR 2000

         Computer programs which recognize a date using two digits (rather than four) to define the applicable year may consider a date using "00" as the year 1900 rather than the year 2000, or fail to recognize the year 2000 as a leap year. This is generally referred to as the "Year 2000 Issue," which may affect the performance of computer programs, hardware, software and other products with embedded computer technology that is date sensitive. In preparation for the Year 2000 Issue, BankUnited extensively reviewed, modified and tested its systems prior to the Year 2000, and has been substantially Year 2000 compliant since June 30, 1999.

         On and after January 1, 2000 and February 29, 2000, BankUnited conducted extensive tests of its information systems to verify that the systems correctly recognize the Year 2000 and treat it as a leap year. Additionally, BankUnited associates have closely monitored computer output for accuracy subsequent to January 1, 2000 and February 29, 2000. These tests and reviews have not resulted in any incidents that would materially impact the operation or financial condition of BankUnited, and BankUnited has not, as of this date, experienced any significant disruption due to a Year 2000 failure.

         Through March 31, 2000, BankUnited incurred approximately $1.9 million in costs associated with becoming Year 2000 compliant, excluding internal costs. The costs consisted of approximately $0.7 million for the replacement of hardware and software, $0.9 million for the write-off of non-compliant hardware and software and $0.4 million for other incremental costs. BankUnited had estimated the total costs associated with becoming Year 2000 compliant to be approximately $2.0 million, exclusive if internal costs. BankUnited does not separately track the internal costs incurred for the Year 2000 project and such costs are principally the related payroll costs for its information systems department.

LIQUIDITY AND CAPITAL RESOURCES

         BankUnited's primary source of funds is cash provided by investing activities and includes principal and interest payments on loans, mortgage-backed securities and other securities. For the six months ended March 31, 2000 and 1999, principal repayments on loans and mortgage-backed securities and proceeds from maturities of other securities totaled $298.3 million and $930.3 million, respectively. This comparison reflects the significant acceleration of prepayments experienced by BankUnited on certain mortgage loans and mortgage backed securities, which began in the quarter ended June 30, 1998 and continued through the quarter ended March 31, 1999 due to the decrease in long-term interest rates. Since the quarter ended June 30, 1999, rising long-term interest rates have caused the volume of mortgage loan refinancing to decrease, slowing the prepayment rate of BankUnited's loan portfolio.

         BankUnited's primary use of funds in its financing activities has been the repayment of FHLB advances and other borrowings. Net cash provided by financing activities during the six months ended March 31, 2000 was $176.2 million compared to $192.2 million for the six months ended March 31, 1999. The overall decrease in the sources of funds resulted from the reduction in the level of other borrowings.

         BankUnited's primary uses of funds in its operating and investing activities has been the origination and purchase of loans and the purchase of mortgage-backed securities and other securities. During the six months ended March 31, 2000, BankUnited's loan originations totaled $508.3 million, loan purchases totaled $5.5 million and purchases of mortgage-backed securities and other securities totaled $72.3 million. For the same period in 1999, BankUnited's loan originations totaled $283.1 million, loan purchases totaled $433.0 million and purchases of mortgage-backed securities and other securities totaled $142.3 million. The decrease in loan purchases during the six months ended March 31, 2000 is the result of BankUnited's decision to reduce its purchases of residential loans in the secondary market and to turn its emphasis to originating its own loans.

         The Bank is required under applicable federal regulations to maintain specified levels of liquid investments in cash, United States government securities and other qualifying investments. Regulations currently in effect require the Bank to maintain liquid assets of not less than 4.0% of its net withdrawable deposits plus short-term borrowings (the "liquidity ratio"). The Bank's liquidity ratio was 5.02% and 6.96% as of March 31, 2000 and September 30, 1999, respectively, in compliance with this requirement.

         Federal savings banks such as the Bank are also required to maintain capital at levels specified by applicable minimum capital ratios. At March 31, 2000, the Bank was in compliance with all capital requirements and met the definition of a "well capitalized" institution under applicable federal regulations. See "Note 3 - Capital."

ASSET QUALITY

         Non-performing assets as of March 31, 2000 were $23.6 million, which represents a decrease of $4.7 million, or 16.6%, from $28.3 million as of September 30, 1999. The decrease in non-performing assets primarily resulted from a decrease in non-accrual loans of $3.4 million, and a decrease in real estate owned of $1.0 million. Non-accrual loans decreased due to a $1.0 million decrease in one-to-four family residential loan delinquencies and a $3.2 million decrease in commercial mortgage loan delinquencies, offset by a $0.8 million increase in non- mortgage commercial loan delinquencies. Included in the decrease in non-accrual loans is a reduction due to $1.1 million in loan charge-offs. The decrease in real estate owned ("REO") was due to the sale of REO properties aggregating $5.9 million offset by transfers of loans to REO of $4.8 million. Non-performing assets as a percentage of total assets decreased from 0.69% as of September 30, 1999 to 0.55% as of March 31, 2000 due to the decrease in non-performing assets for the reasons discussed above.

         The following table sets forth information concerning the BankUnited's non-performing assets at March 31, 2000 and September 30, 1999.

                                                                        MARCH 31,               SEPTEMBER 30,
                                                                          2000                      1999
                                                                       -----------               -----------
                                                                             (dollars in thousands)

Non-accrual loans                                                      $    18,025               $    21,428
Restructured loans                                                             884                       962
Loans past due 90 days and still accruing (1)                                  429                       693
                                                                       -----------               -----------
         Total non-performing loans                                         19,338                    23,083
Non-accrual tax certificates                                                 1,731                     1,703
Real estate owned                                                            2,516                     3,548
                                                                       -----------               -----------
         Total non-performing assets                                   $    23,585               $    28,334
                                                                       ===========               ===========

Allowance for losses on tax certificates                               $     1,131               $     1,168
Allowance for loan losses                                                   13,229                    12,107
                                                                       -----------               -----------
         Total allowance                                               $    14,360               $    13,275
                                                                       ===========               ===========

Non-performing assets as a percentage of
   total assets                                                               0.55%                     0.69%
Non-performing loans as a percentage of
   total loans                                                                0.54%                     0.70%
Allowance for loan losses as a percentage of
   total loans                                                                0.37%                     0.36%
Allowance for loan losses as a percentage of
   non-performing loans                                                      68.41%                    52.45%
Net charge offs as a percentage of average
   total loans                                                                0.06%                     0.06%

----------------
         (1) Consists primarily of loans guaranteed by the Federal Housing Authority ("FHA") acquired in the acquisition of Suncoast Savings and Loan Association, FSA.

         BankUnited's allowance for loan losses is established and maintained based upon management's evaluation of the risks inherent in BankUnited's loan portfolio including the economic trends and other conditions in specific geographic areas as they relate to the nature of BankUnited's portfolio. The provision for loan losses for the three months ended March 31, 2000 was $1.0 million as compared to $6.3 million for the three months ended March 31, 1999. The provision for loan losses for the six months ended March 31, 2000 was $2.2 million as compared to $6.7 million for the six months ended March 31, 1999. BankUnited's allowance for loan losses has increased by a net amount of $1.1 million from $12.1 million as of September 30, 1999 to $13.2 million as of March 31, 2000. See "Results of Operations-Provision for Loan Losses."

         The following table sets forth the change in BankUnited's allowance for loan losses for the three and six months ended March 31, 2000 and 1999.

                                                            THREE MONTHS                        SIX MONTHS
                                                           ENDED MARCH 31,                    ENDED MARCH 31,
                                                   -------------------------------    ------------------------------
                                                        2000             1999              2000             1999
                                                   -------------     -------------    -------------     ------------
                                                                          (in thousands)
Balance at beginning of period...................  $      12,486     $       6,594    $      12,107     $       6,128
  Provision......................................          1,000             6,336            2,200             6,736
  Loans charged off..............................           (303)             (596)          (1,143)             (698)
  Recoveries.....................................             46                 8               65               176
                                                    ------------      ------------    -------------     -------------
Balance at end of period.........................  $      13,229     $      12,342    $      13,229     $      12,342
                                                   =============     =============    =============     =============

         The following table sets forth BankUnited's allocation of the allowance for loan losses by category as of March 31, 2000 and 1999

                                                                             AS OF MARCH 31,
                                                                     ------------------------------
                                                                         2000              1999
                                                                     -------------    -------------
                                                                             (in thousands)

One-to-four family................................................   $       4,012    $       4,869
Multi-family......................................................             557              347
Commercial real estate............................................           2,181            4,411
Construction......................................................             227               87
Land..............................................................           1,064              842
Commercial business and consumer..................................           3,877            1,784
Unallocated.......................................................           1,311                2
                                                                       -----------      -----------
   Total allowance................................................   $      13,229    $      12,342
                                                                      ============     ============

LOAN PORTFOLIO

         The following table sets forth the composition of BankUnited's loan portfolio, including loans held for sale, at March 31, 2000 and September 30, 1999.

                                                               MARCH 31, 2000             SEPTEMBER 30, 1999
                                                       ---------------------------    --------------------------
                                                                         PERCENT                        PERCENT
                                                                           OF                             OF
                                                           AMOUNT         TOTAL           AMOUNT         TOTAL
                                                       --------------  -----------    -------------  -----------
                                                                           (dollars in thousands)
Mortgage loans:
   One-to-four family................................  $    3,206,394         90.2%   $   3,010,427         91.1%
   Multi-family......................................          33,145          0.9           30,057          0.9
   Commercial real estate............................         143,930          4.0          141,090          4.3
   Construction......................................          18,897          0.5           15,425          0.5
   Land..............................................          28,518          0.8           23,659          0.7
                                                       --------------  -----------    -------------  -----------
     Total mortgage loans............................       3,430,884         96.4        3,220,658         97.5
                                                       --------------  -----------    -------------  -----------

Other loans:
   Commercial........................................          77,302          2.2           48,173          1.5
   Consumer..........................................          50,451          1.4           33,878          1.0
                                                       --------------  -----------    -------------  -----------
     Total other loans...............................         127,753          3.6           82,051          2.5
                                                       --------------  -----------    -------------  -----------
       Total loans...................................       3,558,637        100.0        3,302,709        100.0

   Unearned discounts, premiums and
     deferred loan fees, net.........................          13,617          0.4           12,264          0.4
   Allowance for loan losses.........................         (13,229)        (0.4)         (12,107)        (0.4)
                                                       --------------  -----------    -------------  -----------
Total loan portfolio.................................  $    3,559,025        100.0%   $   3,302,866        100.0%
                                                       ==============  ===========    =============  ===========

SECURITIES PORTFOLIO

         The following tables set forth the amortized cost and estimated fair value of mortgage-backed securities and other securities available for sale and held to maturity at March 31, 2000 and September 30, 1999.

                                                                              MARCH 31, 2000
                                                       ------------------------------------------------------------
                                                                           GROSS           GROSS        ESTIMATED
                                                          AMORTIZED     UNREALIZED      UNREALIZED        FAIR
                                                            COST           GAINS          LOSSES          VALUE
                                                       --------------  -------------  -------------  --------------
                                                                              (in thousands)
Available-for-sale:
   Mortgage-backed securities:
     GNMA mortgage-backed securities.................  $       30,370  $         104  $        (670) $       29,804
     FNMA mortgage-backed securities.................           4,890             15           (169)          4,736
     FHLMC mortgage-backed securities................          14,914             34           (326)         14,622
     Collateralized mortgage obligations.............          81,948             55         (2,356)         79,647
     Mortgage pass-through certificates..............           2,759              -            (10)          2,749
                                                       --------------  -------------  -------------  --------------
       Total mortgage-backed securities..............         134,881            208         (3,531)        131,558
                                                       --------------  -------------  -------------  --------------

     Other securities:
       U.S. government agency securities.............             850              4              -             854
       Equity securities.............................           2,905              -           (622)          2,283
       Trust preferred securities of
         other issuers...............................          16,320              -         (2,266)         14,054
                                                       --------------  -------------  -------------  --------------
         Total other securities......................          20,075              4         (2,888)         17,191
                                                       --------------  -------------  -------------- --------------
   Total available-for-sale..........................  $      154,956  $         212  $      (6,419) $      148,749
                                                       ==============  =============  ============== ==============

Held-to-maturity:
   Mortgage-backed securities:
     GNMA mortgage-backed securities.................  $       88,227  $         394  $        (690) $       87,931
     FNMA mortgage-backed securities.................           1,816              -            (62)          1,754
     FHLMC mortgage-backed securities................          70,145              -         (2,675)         67,470
     Collateralized mortgage obligations.............          57,266              -         (2,330)         54,936
     Mortgage pass-through certificates..............          21,488             22            (32)         21,478
                                                       --------------  -------------  -------------- --------------
       Total mortgage-backed securities..............         238,942            416         (5,789)        233,569
                                                       --------------  -------------  -------------  --------------

     Other securities:
       U.S. government agency securities.............           5,001              -           (152)          4,849
       State of Israel bonds.........................              61              -              -              61
                                                       --------------  -------------  -------------  --------------
         Total other securities......................           5,062              -           (152)          4,910
                                                       --------------  -------------  -------------  --------------
   Total held-to-maturity............................  $      244,004  $         416  $      (5,941) $      238,479
                                                       ==============  =============  =============  ==============

                                                                            SEPTEMBER 30, 1999
                                                       ------------------------------------------------------------
                                                                           GROSS           GROSS        ESTIMATED
                                                          AMORTIZED     UNREALIZED      UNREALIZED        FAIR
                                                            COST           GAINS          LOSSES          VALUE
                                                       --------------  -------------  -------------  --------------
                                                                              (in thousands)
Available-for-sale:
   Mortgage-backed securities:
     GNMA mortgage-backed securities.................  $       32,543  $         179  $        (391) $       32,331
     FNMA mortgage-backed securities.................           5,396             40           (116)          5,320
     FHLMC mortgage-backed securities................          16,949             11           (110)         16,850
     Collateralized mortgage obligations.............          88,268             92         (1,552)         86,808
     Mortgage pass-through certificates..............           3,072              4              -           3,076
                                                       --------------  -------------  -------------  --------------
       Total mortgage-backed securities..............         146,228            326         (2,169)        144,385
                                                       --------------  -------------  -------------  --------------

     Other securities:
       U.S. Treasury securities......................             503              1              -             504
       U.S. government agency securities.............           2,104             15             (8)          2,111
       Equity securities.............................           2,905              -           (199)          2,706
       Trust preferred securities of
         other issuers...............................          16,327              -         (1,647)         14,680
                                                       --------------  -------------  -------------  --------------
         Total other securities......................          21,839             16         (1,854)         20,001
                                                       --------------  -------------  -------------  --------------
   Total available-for-sale..........................  $      168,067  $         342  $      (4,023) $      164,386
                                                       ==============  =============  =============  ==============

Held-to-maturity:
   Mortgage-backed securities:
     GNMA mortgage-backed securities.................  $       39,244  $          59  $        (168) $       39,135
     FNMA mortgage-backed securities.................           1,915              -            (23)          1,892
     FHLMC mortgage-backed securities................          72,566              2         (1,202)         71,366
     Collateralized mortgage obligations.............          63,189              -         (2,740)         60,449
     Mortgage pass-through certificates..............          25,925             45            (27)         25,943
                                                       --------------  -------------  -------------  --------------
       Total mortgage-backed securities..............         202,839            106         (4,160)        198,785
                                                       --------------  -------------  -------------  --------------

     Other securities:
       U.S. government agency securities.............           4,997              -            (74)          4,923
       State of Israel bonds.........................              61              -              -              61
                                                       --------------  -------------  -------------  --------------
         Total other securities......................           5,058              -            (74)          4,984
                                                       --------------  -------------  -------------  --------------
   Total held-to-maturity............................  $      207,897  $         106  $      (4,234) $      203,769
                                                       ==============  =============  =============  ==============

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM SEPTEMBER 30, 1999 TO MARCH 31, 2000 AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2000 AND 1999.

FINANCIAL CONDITION

ASSETS

         Total assets remained relatively constant from September 30, 1999 to March 31, 2000, which is consistent with BankUnited's expectations that assets will not grow significantly during the 2000 fiscal year.

         BankUnited's short-term investments, primarily consisting of Federal Home Loan Bank ("FHLB") overnight deposits and securities purchased under agreements to resell, decreased by $100.2 million, or 50.0%, to $100.2 million at March 31, 2000, from $200.4 million at September 30, 1999 primarily due to the maturity of securities purchased under agreements to resell.

         BankUnited's investment in tax certificates decreased by $5.3 million, or 35.8%, to $9.5 million at March 31, 2000, from $14.8 million at September 30, 1999, as a result of certificate redemptions and repayments and the decision to no longer invest in this type of instrument.

         Mortgage-backed securities held-to-maturity increased by $36.1 million, or 17.8%, to $238.9 million at March 31, 2000, from $202.8 million at September 30, 1999 due primarily to purchases of $49.8 million, offset by repayments and amortization of premiums.

         Mortgage-backed securities available-for-sale decreased by $12.8 million, or 8.9%, to $131.6 million at March 31, 2000, from $144.4 million at September 30, 1999, due primarily to repayments and amortization of $11.3 million, and also due to a reduction of $1.5 million in the market value of the underlying securities.

         BankUnited's loans receivable, net (including loans held for sale) increased $0.3 billion, or 9.1%, from $3.3 billion at September 30, 1999 to $3.6 billion at March 31, 2000. Mortgage loan purchases of $5.5 million and loan originations of $508.3 million were offset by repayments of $255.1 million (net of accretion of discount and amortization of premium). BankUnited classified all of the residential loans originated and purchased during the first half of fiscal 2000 as loans receivable, net.

LIABILITIES

         Deposits increased by $158.8 million from September 30, 1999 to March 31, 2000 due to an increase in savings and certificates of deposit of $11.4 million and $155.7 million, respectively. Interest-bearing checking accounts decreased $24.0 million, offset, in part, by an increase in non-interest-bearing checking accounts of $15.7 million. This change in the deposit mix resulted in an increase in BankUnited's cost of interest-bearing deposits to 4.91% for the six months ended March 31, 2000 from 4.64% for the six months ended September 30, 1999.

         Securities sold under agreements to repurchase decreased by $25.0 million, or 78.9%, to $6.7 million at March 31, 2000 from $31.7 million at September 30, 1999. This decrease resulted from the maturity of the agreements.

         Trust preferred securities decreased $3.9 million, or 1.8%, to $214.6 million at March 31, 2000, from $218.5 million at September 30, 1999. See "Results of Operations - Extraordinary Item."

CAPITAL

         In December 1998, the Board of Directors of BankUnited authorized the purchase from time to time in open market transactions of up to 1,000,000 shares of BankUnited's Class A Common Stock at such prices as the Executive Committee deems advantageous. At September 30, 1999, BankUnited had purchased 183,000 shares of its Class A Common Stock. During the six month period ended March 31, 2000, BankUnited purchased an additional 150,000 shares of its Class A Common Stock on the open market at a cost of $1.1 million, for a total treasury position of 333,000 shares at a total cost of $2.8 million.

         In May 1999, the Board of Directors of BankUnited authorized the purchase of shares of the 9% Preferred Stock on the open market, as deemed appropriate and, if the market is appropriate, the retirement of the 9% Preferred Stock. During the six month period ended March 31, 2000, BankUnited purchased 1,000 shares of its 9% Preferred Stock on the open market at a cost of $7,250.

RESULTS OF OPERATIONS

GENERAL

         Net income after preferred stock dividends increased to $3.9 million for the three months ended March 31, 2000, compared to a net loss of $11.1 million for the three months ended March 31, 1999, and to $7.8 million for the six months ended March 31, 2000, from a net loss of $10.9 million for the six months ended March 31, 1999. The increase in net income after preferred stock dividends for the three and six months ended March 31, 2000, as compared to the prior year periods was primarily attributable to the effects of BankUnited's restructuring during the first and the second quarters of fiscal 1999. As a result of the restructuring, special charges totalling $15.1 million significantly reduced BankUnited's net income for the three and six month periods ended March 31, 1999. See "Managements' Discussion and Analysis-Restructuring" in BankUnited's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, for more information regarding the restructuring charges.

NET INTEREST INCOME

         Net interest income before provision for loan losses was $19.6 million for the three months ended March 31, 2000, as compared to $1.6 million for the same prior year period, and $38.8 million for the six months ended March 31, 2000, as compared to $11.6 million for the same prior year period.

         The increases in net interest income before provision for loan losses were primarily the result of the improved net interest margin, which increased to 2.01% and 2.04% for the three and six months ended March 31, 2000, respectively, from 0.13% and 0.65% for the same prior year periods.

         For the three months ended March 31, 2000, the increase in the net interest margin was due to an increase in the yield on interest-earning assets to 7.32%, from 5.30% for the same period in 1999, primarily attributable to the higher yields in fiscal 2000 on the loans originated by BankUnited and the effect of a $14.8 million restructuring charge in the second quarter of fiscal 1999 related to the One-Year CMT portfolio and a related security, offset by a 15 basis point increase in the cost of interest-bearing liabilities to 5.46% from 5.31% for the same period in 1999.

         For the six months ended March 31, 2000, the increase in the net interest margin was due to an increase in the yield on interest-earning assets to 7.29%, from 5.89% for the same prior year period, primarily due to the higher yields in fiscal 2000 on loans originated by BankUnited, the effect of the accelerated amortization of purchase premiums recorded in the first quarter of fiscal 1999 and a $14.8 million restructuring charge in the second quarter of fiscal 1999, offset by a 2 basis point increase in the cost of interest-bearing liabilities to 5.41% from 5.39% for the same prior year period.

         Interest income increased by $23.3 million, or 48.2%, to $71.6 million for the three months ended March 31, 2000, compared to $48.3 million for the same prior year period. For the six months ended March 31, 2000, interest income increased by $34.2 million, or 32.1%, to $140.6 million, compared to $106.4 million for the same prior year period.

         The results of operations for the three and six months ended March 31, 2000 reflect a reduction in the net amortization of premiums/discounts on purchased loans and mortgage-backed securities compared to the three and six month periods ended March 31, 1999. The amortization of premiums, net of discounts and deferred origination costs, decreased from $15.0 million for the three months ended March 31, 1999, to $1.0 million for the three months ended March 31, 2000, and decreased from $21.1 million for the six months ended March 31, 1999, to $2.0 million for the six months ended March 31, 2000. The decrease in premium amortization was a result of the lower level of loan prepayments experienced in the first and second quarters of fiscal 2000, compared to the same quarters in fiscal 1999. See "Results of Operations - Analysis of Net Interest Income."

         Interest expense increased by $5.3 million, or 11.4%, to $52.0 million for the three months ended March 31, 2000, from $46.7 million for the same prior year period, and by $7.0 million, or 7.4%, to $101.8 million for the six months ended March 31, 2000, from $94.8 million for the same prior year period. The increase reflects an increase in the average balance for interest-bearing deposits during the three and six months ended March 31, 2000. Average interest-bearing deposits increased by $0.1 billion, or 4.4%, to $2.4 billion for the three months ended March 31, 2000, from $2.3 billion for the same prior year period, and by $0.2 billion, or 9.1%, to $2.4 billion for the six months ended March 31, 2000, from $2.2 billion for the same prior year period. Interest expense also increased as a result of the issuance and sale of $200.0 million of the Bank's Senior Notes during the second quarter of fiscal 1999. For the three months ended March 31, 2000, the average rate paid on interest-bearing liabilities increased 15 basis points to 5.46%, from 5.31% for the same prior year period. For the six months ended March 31, 2000, the average rate paid on interest-bearing liabilities increased slightly to 5.41%, from 5.39% for the same prior year period.

ANALYSIS OF NET INTEREST INCOME

         Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. The following table sets forth certain information relating to the categories of BankUnited's interest-earning assets and interest-bearing liabilities for the periods indicated, including the effect on yields of the accelerated amortization of purchase premiums on the One-Year CMT loan portfolio and a related security recorded in the first quarter of fiscal 1999 as a result of high loan prepayments and the restructuring charge incurred in the second quarter of fiscal 1999. See "Managements' Discussion and Analysis - Restructuring" in BankUnited's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, for more information regarding the restructuring charge. All yield and rate information is calculated on an annualized basis by dividing the annualized income or expense item for the period by the average balances during the period of the appropriate balance sheet item. Net interest margin is calculated by dividing net interest income by average interest-earning assets. Non-accrual loans are included in asset balances for the appropriate period, whereas recognition of interest on such loans is discontinued and any remaining accrued interest receivable is reversed, in conformity with federal regulations. The yields and net interest margins appearing in the following table have been calculated on a pre-tax basis.

YIELDS EARNED AND RATES PAID

                                                                  Three Months Ended March 31,
                                    ---------------------------------------------------------------------------------------
                                                        2000                                         1999
                                    -----------------------------------------     -----------------------------------------
                                      Average                                       Average
                                      Balance       Interest       Yield/Rate       Balance        Interest      Yield/Rate
                                    -----------    -----------    -----------     -----------    -----------    -----------
                                                                     (dollars in thousands)
Interest-earning assets:
  Loans (1)                         $ 3,463,834    $    63,601         7.35%      $2,983,169     $    40,286         5.40%
  Mortgage-backed securities
   and collateralized mortgage
   obligations                          351,453          6,155         7.01           315,977          3,081         3.90
  Short-term investments (2)             12,629            287         8.99           228,023          2,813         4.94
  Tax certificates                       12,168            169         5.56            30,726            507         6.60
  Long-term investments and
   FHLB stock                            73,114          1,425         7.82            86,753          1,566         7.30
                                    -----------    -----------    ---------       -----------    -----------    ---------
    Total interest-earning assets   $ 3,913,198    $    71,637         7.32%      $ 3,644,648    $    48,253         5.30%
                                    -----------    -----------    ---------       -----------    -----------    ---------
Interest-bearing liabilities:
  NOW/money market                  $   264,356    $     1,631         2.48%      $   285,347    $     2,067         2.94%
  Savings                               372,522          4,361         4.71           371,438          4,052         4.42
  Certificates of deposit             1,754,050         23,628         5.42         1,619,494         20,750         5.20
  Trust preferred securities            215,192          5,220         9.70           218,500          5,289         9.68
  Senior notes                          200,000          2,857         5.71           128,889          1,902         5.90
  FHLB advances and other
   borrowings                         1,000,501         14,302         5.66           923,691         12,638         5.47
                                    -----------    -----------    ---------       -----------    -----------    ---------
    Total interest-bearing
     liabilities                    $ 3,806,621    $    51,999         5.46%      $ 3,547,359    $    46,698         5.31%
                                    -----------    -----------    ---------       -----------    -----------    ---------

Excess of interest-earning assets
  over interest-bearing liabilities $   106,577                                   $    97,289
                                    ===========                                   ===========

Net interest income                                $    19,638                                   $     1,555
                                                   ===========                                   ===========
Interest rate spread                                                   1.86%                                       (0.01)%
                                                                  =========                                     ========
Net interest margin                                                    2.01%                                        0.13 %
                                                                  =========                                     ========
Ratio of interest-earning assets to
  interest-bearing liabilities           102.80%                                       102.74%
                                    ===========                                   ===========

----------------------

(1) The yields and rates along with the corresponding interest rate spread and net interest margin for the three months ended March 31, 1999 reflect the $14.8 million charge in the second quarter of fiscal 1999 related to the write-off of purchase premiums on the One-Year CMT loan portfolio and the continuing acceleration of amortization of purchase premium on a related security.

(2) Short-term investments include FHLB overnight deposits, securities purchased under agreements to resell, federal funds sold and certificates of deposit.

YIELDS EARNED AND RATES PAID

                                                                   Six Months Ended March 31,
                                    ---------------------------------------------------------------------------------------
                                                        2000                                         1999
                                    -----------------------------------------     -----------------------------------------
                                      Average                                       Average
                                      Balance       Interest       Yield/Rate       Balance        Interest      Yield/Rate
                                    -----------    -----------    -----------     -----------    -----------    -----------
                                                                     (dollars in thousands)
Interest-earning assets:
  Loans (1)                         $ 3,398,412    $   124,276         7.31%      $3,011,950     $    91,123         6.05%
  Mortgage-backed securities
   and collateralized mortgage
   obligations                          352,418         12,240         6.95           328,240          7,154         4.36
  Short-term investments (2)             22,934            852         7.31           146,236          3,661         4.95
  Tax certificates                       12,985            427         6.57            33,666          1,135         6.74
  Long-term investments and
   FHLB stock                            72,048          2,794         7.75            91,025          3,325         7.32
                                    -----------    -----------    ---------       -----------    -----------    ---------
    Total interest-earning assets   $ 3,858,797    $   140,589         7.29%      $ 3,611,117    $   106,398         5.89%
                                    -----------    -----------    ---------       -----------    -----------    ---------
Interest-bearing liabilities:
  NOW/money market                  $   265,739    $     3,425         2.58%      $   262,906    $     3,896         2.97%
  Savings                               369,858          8,542         4.62           343,344          7,753         4.53
  Certificates of deposit             1,719,932         45,872         5.33         1,620,185         42,886         5.31
  Trust preferred securities            216,679         10,502         9.69           218,500         10,577         9.68
  Senior notes                          200,000          5,758         5.76            63,736          1,902         5.97
  FHLB advances and other
   borrowings                           975,444         27,663         5.58         1,004,147         27,740         5.46
                                    -----------    -----------    ---------       -----------    -----------    ---------
    Total interest-bearing
     liabilities                    $ 3,747,652    $   101,762         5.41%      $ 3,512,818    $    94,754         5.39%
                                    -----------    -----------    ---------       -----------    -----------    ---------

Excess of interest-earning assets
  over interest-bearing liabilities $   111,145                                   $    98,299
                                    ===========                                   ===========

Net interest income                                $    38,827                                   $    11,644
                                                   ===========                                   ===========
Interest rate spread                                                   1.88%                                         0.50%
                                                                  =========                                     =========
Net interest margin                                                    2.04%                                         0.65%
                                                                  =========                                     =========
Ratio of interest-earning assets to
  interest-bearing liabilities           102.97%                                       102.80%
                                    ===========                                   ===========

----------------------

(1) The yields and rates along with the corresponding interest rate spread and net interest margin for the six months ended March 31, 1999 reflect the accelerated amortization of purchase premiums on the One-Year CMT loan portfolio and a related security in the first quarter of fiscal 1999 and the $14.8 million charge in the second quarter of fiscal 1999 related to the write-off of purchase premiums on the One-Year CMT loan portfolio and the continuing acceleration of amortization of purchase premium on a related security.

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

                                                               Three Months Ended March 31,
                                              -------------------------------------------------------------
                                                                       2000 vs. 1999
                                              -------------------------------------------------------------
                                                                Increase (Decrease) Due to
                                              -------------------------------------------------------------
                                              Changes          Changes          Changes            Total
                                                in               in                in            Increase/
                                              Volume            Rate           Rate/Volume       (Decrease)
                                              -------         ----------       -----------       ----------
                                                                  (in thousands)

Interest income attributable to:
  Loans                                       $  7,041         $  14,157          $  2,117          $ 23,315
  Mortgage-backed securities and
     collateralized mortgage obligations           346             2,453               275             3,074
  Short-term investments (1)                    (2,687)            2,337            (2,176)           (2,526)
  Tax certificates                                (306)              (80)               48              (338)
  Long-term investments and
     FHLB stock                                   (262)              100                21              (141)
                                              --------         ---------          --------          --------
       Total interest-earning assets             4,132            18,967               285            23,384
                                              --------         ---------          --------          --------

Interest expense attributable to:
    NOW/money market                              (153)             (324)               41              (436)
    Savings                                         12               262                35               309
    Certificates of deposit                      1,738               892               248             2,878
    Trust preferred securities                     (80)               11                 -               (69)
    Senior notes                                 1,049               (61)              (33)              955
    FHLB advances and other
      borrowings                                 1,063               426               175             1,664
                                              --------         ---------          --------          --------
      Total interest-bearing liabilities         3,629             1,206               466             5,301
                                              --------         ---------          --------          --------
Increase in net interest income               $    503         $  17,761          $   (181)         $ 18,083
                                              ========         =========          ========          ========

------------

(1) Short-term investments include FHLB overnight deposits, securities purchased under agreements to resell, federal funds sold and certificates of deposit.

RATE/VOLUME ANALYSIS

                                                                Six Months Ended March 31,
                                              ---------------------------------------------------------------
                                                                       2000 vs. 1999
                                              ---------------------------------------------------------------
                                                                Increase (Decrease) Due to
                                              ---------------------------------------------------------------
                                               Changes          Changes            Changes            Total
                                                 in                in                in             Increase/
                                               Volume             Rate           Rate/Volume       (Decrease)
                                              --------         ---------         -----------       ----------
                                                                  (in thousands)

Interest income attributable to:
  Loans                                       $ 12,654         $  18,371          $  2,128          $ 33,153
  Mortgage-backed securities and
     collateralized mortgage obligations           527             4,247               312             5,086
  Short-term investments (1)                    (3,104)            1,752            (1,457)           (2,809)
  Tax certificates                                (697)              (29)               18              (708)
  Long-term investments and
     FHLB stock                                   (745)              189                25              (531)
                                              --------         ---------          --------          --------
       Total interest-earning assets             8,635            24,530             1,026            34,191
                                              --------         ---------          --------          --------

Interest expense attributable to:
    NOW/money market                                42              (518)                5              (471)
    Savings                                        600               155                34               789
    Certificates of deposit                      2,648               208               130             2,986
    Trust preferred securities                     (88)               13                 -               (75)
    Senior notes                                 4,066               (67)             (143)            3,856
    FHLB advances and other
      borrowings                                  (797)              585               135               (77)
                                              --------         ---------          --------          --------
      Total interest-bearing liabilities         6,471               376               161             7,008
                                              --------         ---------          --------          --------
Increase in net interest income               $  2,164         $  24,154          $    865          $ 27,183
                                              ========         =========          ========          ========

------------

(1) Short-term investments include FHLB overnight deposits, securities purchased under agreements to resell, federal funds sold and certificates of deposit.

PROVISION FOR LOAN LOSSES

         The provision for loan losses decreased by $5.3 million, or 84.1%, to $1.0 million for the three months ended March 31, 2000, compared to $6.3 million for the same prior year period, and by $4.5 million, or 67.2%, to $2.2 million for the six months ended March 31, 2000, compared to $6.7 million for the same prior year period. These decreases were the result of a $6.3 million provision made in the second quarter of fiscal 1999 based on management's rigorous review of BankUnited's loan portfolio. See "Managements' Discussion and Analysis - Results of Operations - Provision for Loan Losses" in BankUnited's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, for more information regarding management's review.

NON-INTEREST EXPENSES

         Non-interest expenses remained relatively stable at $13.8 million for the three months ended March 31, 2000, compared to $13.9 million for the same prior year period. Non-interest expenses for the three months ended March 31, 2000, included increased expenses for employee compensation and benefits expenses and advertising and promotion expenses, and for the three months ended March 31, 1999, included restructuring charges of $2.1 million related to the additional provision for tax certificate losses and other miscellaneous charges. See "Managements' Discussion and Analysis - Restructuring" in BankUnited's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, for more information regarding the restructuring charge. Total non-interest expenses, as a percentage of average assets, decreased from 1.53% for the three months ended March 31, 1999, to 1.36% for the same period in 2000.

         Non-interest expenses increased by $2.5 million, or 10.3%, to $26.7 million for the six months ended March 31, 2000, compared to $24.2 million for the same prior year period. The increase in expenses is attributable to the growth BankUnited has experienced, including the additional costs relating to the branding campaign launched by the Bank during the first quarter of fiscal 2000, as well as the hiring of additional associates in the key sales areas of business banking and private banking offset by the effect of the restructuring charge incurred during the second quarter of fiscal 1999. Total non-interest expenses, as a percentage of average assets, increased from 1.29% for the six months ended March 31, 1999, to 1.34% for the same period in 2000 as a result of the additional charges. See "Managements' Discussion and Analysis - Restructuring" in BankUnited's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, for more information regarding the restructuring charge.

INCOME TAXES

         The income tax provision increased by $9.2 million, or 139.4%, to a net expense of $2.6 million for the three months ended March 31, 2000, compared to a net benefit of $6.6 million for the prior year period. For the six months ended March 31, 2000, the income tax provision increased by $11.4 million, or 183.9%, to a net expense of $5.2 million, compared to a net benefit of $6.2 million for the same prior year period. These increases were due to the higher pre-tax earnings during the three and six months ended March 31, 2000, as compared to the prior year period.

EXTRAORDINARY ITEM

         In November 1999, the Board of Directors of BankUnited authorized the purchase, from time to time, in the open market, or otherwise, of up to 300,000 shares of the Trust Preferred Securities. During the three months ended March 31, 2000, BankUnited purchased 56,500 shares of the Trust Preferred Securities. The Trust Preferred

Securities were purchased at a cost of $1.0 million resulting in an extraordinary gain as a result of the early extinguishment of the Trust Preferred Securities in the amount of $0.3 million, net of $0.1 million in taxes.

         During the six months ended March 31, 2000, BankUnited purchased 156,299 shares of the Trust Preferred Securities. The Trust Preferred Securities were purchased at a cost of $2.7 million resulting in an extraordinary gain as a result of the early extinguishment of the Trust Preferred Securities in the amount of $0.7 million, net of $0.4 million in taxes.

SELECTED FINANCIAL DATA

         The following table presents a five-quarter summary of selected financial information.

                                                                        AT OR FOR THE THREE MONTHS ENDED
                                                   --------------------------------------------------------------------------
                                                      MARCH 31,    DECEMBER 31,   SEPTEMBER 30,     JUNE 30,       MARCH 31,
                                                        2000           1999           1999            1999          1999(1)
                                                   -------------  --------------  -------------  -------------  -------------
                                                          (Unaudited; dollars in thousands, except earnings per share)
Operations data:
   Net interest income...........................  $     19,638   $     19,189    $     18,500   $     15,891   $       1,555
   Provision for loan losses.....................         1,000          1,200             753            450           6,336
   Non-interest income...........................         1,570          1,307           1,109          1,189           1,209
   Non-interest expense..........................        13,753         12,988          13,100         11,135          13,936
   Provision (benefit) for income taxes..........         2,635          2,579           2,147          2,164          (6,578)
   Extraordinary item, net of taxes..............           261            431               -              -               -
   Net income (loss).............................         3,883          3,963           3,412          3,139         (11,126)

Per common share data:
   Net income (loss) before extraordinary item:
     Basic.......................................  $       0.20   $       0.19    $       0.19   $       0.17   $       (0.61)
     Diluted.....................................  $       0.20   $       0.19    $       0.18   $       0.17   $       (0.61)
   Net income (loss) after extraordinary item:
     Basic.......................................  $       0.21   $       0.22    $       0.19   $       0.17   $       (0.61)
     Diluted.....................................  $       0.21           0.21    $       0.18   $       0.17   $       (0.61)

   Weighted average number of common shares outstanding:
       Basic.....................................        18,189         18,304          18,392         18,413          18,255
       Diluted...................................        18,726         18,975          19,269         19,195          18,255

Financial condition data:
   Loans receivable, net (2).....................  $  3,559,025   $  3,408,988    $  3,302,866   $  3,120,658   $   2,936,378
   Total assets..................................     4,267,455      4,031,988       4,078,471      3,932,725       3,918,701
   Deposits......................................     2,438,580      2,360,942       2,279,798      2,228,745       2,240,123
   Borrowings....................................     1,358,106      1,216,426       1,328,148      1,242,169       1,225,307
   Company obligated mandatorily redeemable
     trust preferred securities of subsidiary trusts
     holding solely junior subordinated deferrable
     interest debentures of BankUnited...........       214,593        216,006         218,500        218,500         218,500
   Stockholders' equity..........................       195,629        191,991         190,137        188,379         188,256

   Book value per common share...................  $      10.24   $      10.04    $       9.88   $       9.74   $        9.76
   Tangible book value per common share..........  $       8.55   $       8.33    $       8.16   $       8.01   $        8.01

Performance ratios:
   Return on average tangible common equity......         10.19%         10.54%           9.17%          8.49%        (27.93)%
   Return on average assets......................          0.40%          0.42%           0.38%          0.36%         (1.15)%
   Net interest yield on earning assets..........          2.01%          2.06%           2.05%          1.76%          0.13 %
   Net interest spread...........................          1.86%          1.90%           1.89%          1.62%         (0.01)%
   Efficiency ratio..............................         62.04%         60.87%          64.81%         62.58%             NM
   NM=Not Meaningful

--------------
(1) The results of operations for the three months ended March 31, 1999 includes the effect of BankUnited's restructuring which resulted in a special charge of $15.1 million, as well as a provision for loan losses of $6.3 million, a provision for tax certificate investment losses of $1.1 million and certain other miscellaneous charges of $2.0 million.
(2)  Includes loans held for sale.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------

         The discussion contained in BankUnited's Annual Report on Form 10-K for the year ended September 30, 1999, under Item 7a, "Quantitative and Qualitative Disclosures about Market Risk," provides detailed quantitative and qualitative disclosures about market risk and should be referenced for information thereon. In addition, the following discussion addresses the sources and effects of developments during the six months ended March 31, 2000, which related to risks associated with investments and mortgage-backed securities.

         RISKS ASSOCIATED WITH CHANGING INTEREST RATES. As a financial intermediary, BankUnited invests in various types of interest-earning assets (primarily loans, mortgage-backed securities, and investment securities) which are funded largely by interest-bearing liabilities (primarily deposits, FHLB advances, senior notes, and trust preferred securities). Such financial instruments have varying levels of sensitivity to changes in market interest rates which creates interest rate risk for the Bank. Accordingly, BankUnited's net interest income, the most significant component of its net income, is subject to substantial volatility due to changes in interest rates or market yield curves, particularly if there are differences, or gaps, in the repricing frequencies of its interest- earning assets and the interest-bearing liabilities which fund them. BankUnited monitors such interest rate gaps and seeks to manage its interest rate risk by adjusting the repricing frequencies of its interest-earning assets and interest-bearing liabilities. Additionally, BankUnited utilizes, on a limited basis, derivative financial instruments designed to reduce the interest rate risks associated with its interest-earning assets and interest- bearing liabilities. Specifically, interest rate cap contracts with an aggregate notional amount of $800.0 million were acquired by the Bank in March 2000, to reduce its exposure to the increased funding costs that would likely result in an increasing interest rate environment. See Note 5
- "Contingencies and Off-Balance Sheet Activities" for a description of the interest rate cap contracts.

         Another measure used by BankUnited to reduce its exposure to interest rate risk, is borrowing under the "knockout" advance program offered by the FHLB. In general, a knockout advance is structured as a fixed rate advance that the FHLB may convert to a floating rate indexed to the 3-month LIBOR rate if, at the end of any given quarter after the first year, the 3-month LIBOR rate equals or exceeds an agreed upon threshold rate. Should a particular advance be converted by the FHLB, its rate will reset quarterly for the remainder of its term.

         During the quarter ended March 31, 2000, BankUnited borrowed a total of $200 million in knockout advances, each with a 10-year term. The initial rates on these advances range from 5.85% to 6.50% while the threshold rates range from 8.50% to 9.25%. BankUnited has chosen to borrow under the knockout advance program because, as long as these advances remain unconverted by the FHLB, the stability of BankUnited's net interest margin will be enhanced.

         However, if the 3-month LIBOR rate were to rise so as to allow the FHLB to convert one or more of BankUnited's knockout advances, the funding costs associated with the converted advance would become higher and more volatile, negatively impacting BankUnited's net interest margin. Alternatively, if the 3-month LIBOR rate were to fall, BankUnited would not benefit from the decrease as the interest rates on the advances would remain at their present level.

         RISKS ASSOCIATED WITH INVESTMENTS AND MORTGAGE-BACKED SECURITIES. BankUnited purchases fixed and adjustable rate mortgage-backed securities and other securities for liquidity, yield and risk management purposes. Changes in market interest rates associated with BankUnited's investments and mortgage-backed securities could have a material adverse effect on BankUnited's carrying value of its securities. Such changes in the carrying value of mortgage-backed securities and other securities classified as available-for-sale would be reflected, net of taxes, as a component of stockholders' equity. See
Note 4 - "Comprehensive Income" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Securities Portfolio."

                           PART II - OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------

                  (a)      Exhibits.

                           27.1    Financial Data Schedule

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

                                     BANKUNITED FINANCIAL CORPORATION




                                     By: /s/ Humberto Lopez
                                         -------------------------------------
                                         Humberto Lopez
                                         Executive Vice President
                                         and Chief Financial Officer

Date: May 15, 2000

                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
                 Form 10-Q for the Quarter Ended March 31, 2000

                                INDEX TO EXHIBITS

                                                                   Sequentially
Exhibit No.                                                        Numbered Page
-----------                                                        -------------
    27.1                   Financial Data Schedule................