Form 10-Q
period 2000-06-30
BANKUNITED FINANCIAL CORP
filed 2000-08-14
CIK 894490

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock at the close of business on August 11, 2000 was 17,752,575 shares of Class A Common Stock, $.01 par value, and 446,262 shares of Class B Common Stock, $.01 par value.

This Form 10-Q contains 34 pages.
The Index to Exhibits appears on page 33.

                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

              Form 10-Q Report for the Quarter Ended June 30, 2000

                                      INDEX

                                                                                                           Page No.
                                                                                                           --------

PART I - FINANCIAL INFORMATION

         Item 1.       Financial Statements

                       Consolidated Statements of Financial Condition as of
                       June 30, 2000 (unaudited) and September 30, 1999                                      3

                       Consolidated Statements of Operations (unaudited)
                       for the Three and Nine Months Ended June 30, 2000
                       and June 30, 1999                                                                     4

                       Consolidated Statement of Stockholders' Equity
                       (unaudited) for the Nine Months Ended June 30, 2000                                   5

                       Consolidated Statements of Cash Flows (unaudited)
                       for the Nine Months Ended June 30, 2000
                       and June 30, 1999                                                                     6

                       Condensed Notes to Consolidated Financial
                       Statements (unaudited)                                                                7

         Item 2.       Management's Discussion and Analysis of
                       Financial Condition and Results of Operations                                        11

         Item 3.       Quantitative and Qualitative Disclosures about Market Risk                           29

PART II - OTHER INFORMATION

         Item 6.       Exhibits and Reports on Form 8-K                                                     31

                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                    June 30, 2000    September 30,
                                                                                     (Unaudited)         1999
-------------------------------------------------------------------------------------------------------------------
                                                                               (in thousands, except per share data)
Assets
Cash                                                                               $   30,346        $   26,123
Federal Home Loan Bank overnight deposits                                             177,105            50,412
Securities purchased under agreements to resell                                        20,000           150,000
Tax certificates (net of reserves of  $989 at June 30, 2000 and
   $1,168 at September 30, 1999)                                                        7,807            14,815
Investments held to maturity (market value of approximately
   $4,929 at June 30, 2000 and $4,984 at September 30, 1999)                            5,062             5,058
Investments available for sale, at market                                              15,951            20,001
Mortgage-backed securities, held to maturity (market value
   of approximately $226,495 at June 30, 2000
   and $198,785 at September 30, 1999)                                                231,361           202,839
Mortgage-backed securities available for sale, at market                              124,386           144,385
Loans receivable, net                                                               3,323,008         2,899,231
Mortgage loans held for sale (market value of approximately $333,626
   at June 30, 2000 and $403,785 at September 30, 1999)                               333,558           403,635
Other interest earning assets                                                          60,426            54,927
Office properties and equipment, net                                                   15,903            15,644
Real estate owned                                                                       1,480             3,548
Accrued interest receivable                                                            26,263            24,768
Mortgage servicing rights, net                                                          6,637             7,820
Goodwill, net                                                                          30,300            31,465
Prepaid expenses and other assets                                                      28,578            23,800
                                                                                   ----------        ----------
     Total assets                                                                  $4,438,171        $4,078,471
                                                                                   ==========        ==========

Liabilities and Stockholders' Equity
Liabilities:
Deposits                                                                           $2,540,061        $2,279,798
Securities sold under agreements to repurchase                                         15,246            31,701
Advances from Federal Home Loan Bank                                                1,206,426         1,096,447
Senior notes                                                                          200,000           200,000
Company obligated mandatorily redeemable trust preferred securities of subsidiary trusts holding solely junior subordinated deferrable interest
   debentures of BankUnited                                                           214,593           218,500
Interest payable (primarily on deposits and advances from Federal Home
   Loan Bank)                                                                          12,609            10,205
Advance payments by borrowers for taxes and insurance                                  18,510            19,616
Accrued expenses and other liabilities                                                 32,706            32,067
                                                                                   ----------        ----------
     Total liabilities                                                              4,240,151         3,888,334
                                                                                   ----------        ----------

Commitments and Contingencies (Note 5)
Stockholders' equity:
Preferred stock, Series B and Series 9%, $0.01 par value. Authorized shares -
   10,000,000; issued shares- 992,938 at June 30, 2000 and September 30, 1999;
   outstanding shares-991,938 and 992,938 at June 30, 2000 and September 30, 1999          10                10
Class A Common Stock, $0.01 par value. Authorized shares - 30,000,000;
     issued shares - 18,077,575 at June 30, 2000 and 18,049,430 at September 30,
     1999; outstanding shares - 17,744,575 at June 30, 2000
     and 17,866,430 at September 30, 1999                                                 181               180
Class B Common Stock, $.01 par value.  Authorized shares - 3,000,000;
   issued and outstanding shares -  446,262 and 458,467 at June 30, 2000
   and September 30, 1999                                                                   5                 5
 Additional paid-in capital                                                           181,599           181,335
 Retained earnings                                                                     25,566            14,081
 Treasury stock                                                                        (2,801)           (1,684)
 Accumulated other comprehensive loss, net of tax                                      (6,540)           (3,790)
                                                                                   ----------        ----------
     Total stockholders' equity                                                       198,020           190,137
                                                                                   ----------        ----------
     Total liabilities and stockholders' equity                                    $4,438,171        $4,078,471
                                                                                   ==========        ==========

See Condensed Notes to Consolidated Financial Statements

                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                Three Months Ended              Nine Months Ended
                                                                     June 30,                       June 30,
                                                            --------------------------    ------------------
                                                                                   (Unaudited)
                                                               2000            1999           2000           1999
                                                            -----------    -----------    -----------     -------
                                                                  (in thousands, except earnings per share)
Interest income:
   Interest and fees on loans                               $    67,310    $    51,462    $   191,586     $   142,585
   Interest on mortgage-backed securities                         6,439          5,418         18,679          12,572
   Interest on short-term investments                               424          3,009          1,276           6,670
   Interest and dividends on long-term investments
     and other earning assets                                     1,707          1,681          4,928           6,141
                                                            -----------    -----------    -----------     -----------
     Total interest income                                       75,880         61,570        216,469         167,968
                                                            -----------    -----------    -----------     -----------
Interest expense:
   Interest on deposits                                          32,265         25,715         90,104          80,250
   Interest on borrowings                                        18,782         14,676         52,203          44,318
   Preferred dividends of trust subsidiaries                      5,199          5,288         15,701          15,865
                                                            -----------    -----------    -----------     -----------
     Total interest expense                                      56,246         45,679        158,008         140,433
                                                            -----------    -----------    -----------     -----------
     Net interest income before provision for loan losses        19,634         15,891         58,461          27,535
Provision for loan losses                                         1,000            450          3,200           7,186
                                                            -----------    -----------    -----------     -----------
     Net interest income  after provision for loan losses        18,634         15,441         55,261          20,349
                                                            -----------    -----------    -----------     -----------
Non-interest income:
   Service fees, net                                              1,128            829          3,065           2,905
   Other                                                            474            360          1,414             786
                                                            -----------    -----------    -----------     -----------
       Total non-interest income                                  1,602          1,189          4,479           3,691
                                                            -----------    -----------    -----------     -----------
Non-interest expenses:
   Employee compensation and benefits                             5,403          3,983         15,497          11,494
   Occupancy and equipment                                        1,978          1,653          6,123           5,893
   Insurance                                                        255            434            929           1,231
   Professional fees - legal and accounting                         939            620          2,737           1,976
   Telecommunication and data processing                            713            607          2,137           1,999
   Loan servicing expense                                         1,406          1,449          4,353           4,930
   Real estate owned operations                                     (31)           106           (222)             62
   Advertising and promotion expense                                879            442          2,849           1,020
   Amortization of goodwill                                         388            394          1,165           1,161
   Other operating expenses                                       1,847          1,447          4,950           5,527
                                                            -----------    -----------    -----------     -----------
       Total non-interest expenses                               13,777         11,135         40,518          35,293
                                                            -----------    -----------    -----------     -----------
       Income (loss) before income taxes, extraordinary
         item and preferred stock dividends                       6,459          5,495         19,222         (11,253)
Provision (benefit)  for income taxes                             2,631          2,164          7,845          (4,050)
                                                            -----------    -----------    -----------     -----------
       Income (loss) before extraordinary item                    3,828          3,331         11,377          (7,203)
Extraordinary item, net of taxes                                      9              -            701               -
                                                            -----------    -----------    -----------     -----------
       Income (loss) before preferred stock dividends             3,837          3,331         12,078          (7,203)
Preferred stock dividends                                           198            192            593             576
                                                            -----------    -----------    -----------     -----------
       Net income (loss)                                    $     3,639    $     3,139    $    11,485     $    (7,779)
                                                            ===========    ===========    ===========     ===========
Earnings (Loss) Per Share:
   Basic
     Income (loss) before extraordinary item                $      0.20    $      0.17    $      0.59     $     (0.43)
     Extraordinary item, net of taxes                                 -              -           0.04               -
                                                            -----------    -----------    -----------     -----------
       Net income (loss)                                    $      0.20    $      0.17    $      0.63     $     (0.43)
                                                            ===========    ===========    ===========     ===========
   Diluted
     Income (loss) before extraordinary item                $      0.20    $      0.17    $      0.58     $     (0.43)
     Extraordinary item, net of taxes                                 -              -           0.04               -
                                                            -----------    -----------    -----------     -----------
       Net income (loss)                                    $      0.20    $      0.17    $      0.62     $     (0.43)
                                                            ===========    ===========    ===========     ===========
Weighted average number of common shares
  outstanding during the period:
     Basic                                                       18,190         18,413         18,228          18,286
                                                            ===========    ===========    ===========     ===========
     Diluted                                                     18,689         19,195         18,797          18,286
                                                            ===========    ===========    ===========     ===========

See Condensed Notes to Consolidated Financial Statements

                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                            Nine Months Ended June 30, 2000
                                      -----------------------------------------------------
                                                                   (Unaudited)
                                                                                                     Accumulated
                                                                                                        Other
                                    Preferred     Common       Paid-in      Retained    Treasury     Comprehensive
                                      Stock        Stock       Capital      Earnings       Stock        Loss         Total
                                    --------     ---------    ---------    ---------    ---------    ---------     -------
                                                                    (in thousands)
Balance, September 30, 1999         $     10     $     185    $ 181,335    $  14,081    $  (1,684)   $  (3,790)    $190,137
   Comprehensive income:
     Net income                            -             -            -       12,078            -           -        12,078
     Dividends declared on
       preferred stock                     -             -            -         (593)           -           -          (593)
     Other comprehensive loss,
       net of tax                          -             -            -            -            -       (2,750)      (2,750)
                                                                                                                   --------
       Total comprehensive income                                                                                     8,735

  Stock issued through the
    exercise of options, restricted
    stock grants, directors'
    compensation and employee
    stock grants                           -             1          230            -            -           -           231
  Treasury stock acquired                  -             -            -            -       (1,117)          -        (1,117)
  Common stock issued through
    preferred stock dividends              -             -           34            -            -           -            34
                                    --------     ---------    ---------    ---------    ---------    ---------     --------
Balance, June 30, 2000              $     10     $     186    $ 181,599    $  25,566    $  (2,801)   $  (6,540)    $198,020
                                    ========     =========    =========    =========    =========    =========     ========

See Condensed Notes to Consolidated Financial Statements

                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Nine Months Ended June 30,
                                                                           -------------------------------
                                                                               2000                    1999
                                                                           -----------             --------
                                                                                (Unaudited; in thousands)
Cash Flows from Operating Activities:
Net income (loss)                                                          $    12,078             $    (7,203)
   Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
     Provision for loan losses                                                   3,200                   7,186
     Provision for losses on tax certificates                                        -                   1,148
     Depreciation and amortization                                               2,141                   1,749
     Adjustments to carrying value of real estate owned                            846                     806
     Amortization of fees, discounts and premiums                                2,820                  22,791
     Amortization of mortgage servicing rights                                   1,183                   1,049
     Amortization of goodwill                                                    1,165                   1,161
     Amortization of issuance costs on senior notes                                504                     258
   Net (gain) loss  on sales of loans and mortgage-backed securities               (30)                      8
   Net gain on the sale of real estate owned                                      (511)                   (123)
   Extraordinary gain on repurchase of trust preferred securities               (1,105)                      -
   Loans originated for sale                                                         -                (140,399)
   Proceeds from sale of loans                                                   4,261                  23,307
   (Increase) decrease in accrued interest receivable                           (1,495)                  7,761
   Increase in interest payable on deposits and FHLB advances                    2,404                   4,637
   Increase (decrease) in accrued taxes                                            154                  (4,579)
   Increase in other liabilities                                                 2,411                   3,871
   (Increase) decrease in prepaid expenses and other assets                     (5,122)                 14,073
   Purchase of mortgage servicing rights                                             -                    (480)
   Other, net                                                                       30                     664
                                                                           -----------             -----------
     Net cash provided by (used in) operating activities                        24,934                 (62,315)
                                                                           -----------             -----------
Cash Flows from Investing Activities:
   Net (increase) decrease in loans                                           (370,018)                  7,751
   Purchase of investment securities                                                 -                  (2,845)
   Purchase of mortgage-backed securities                                      (49,824)               (166,205)
   Purchase of other interest-earning assets                                   (34,149)                (25,749)
   Proceeds from repayments of investment securities                             2,250                  15,000
   Proceeds from repayments of mortgage-backed securities                       38,808                 151,012
   Proceeds from repayments of other interest-earning assets                    28,650                  24,885
   Proceeds from the sale of real estate owned                                   7,413                   2,070
   Purchases of office properties and equipment                                 (2,430)                 (3,569)
   Net decrease in tax certificates                                              7,008                  21,594
                                                                           -----------             -----------
     Net cash (used in) provided by investing activities                      (372,292)                 23,944
                                                                           -----------             -----------
Cash Flows from Financing Activities:
   Net increase in deposits                                                    260,263                 103,921
   Net increase in Federal Home Loan Bank Advances                             109,979                  19,981
   Net decrease in other borrowings                                            (16,455)               (120,426)
   Proceeds from the issuance of senior notes                                        -                 200,000
   Capitalized cost for senior notes                                              (310)                 (2,124)
   Net proceeds from issuance of common stock                                      231                   1,159
   Repurchase of trust preferred securities                                     (2,652)                      -
   Repurchase of common stock                                                   (1,117)                      -
   Dividends paid on preferred stock                                              (559)                   (489)
   (Decrease) increase  in advances from borrowers for taxes and insurance      (1,106)                     30
                                                                           -----------             -----------
     Net cash provided by financing activities                                 348,274                 202,052
                                                                           -----------             -----------
Increase in cash and cash equivalents                                              916                 163,681
Cash and cash equivalents at beginning of period                               226,535                  91,511
                                                                           -----------             -----------
Cash and cash equivalents at end of period                                 $   227,451             $   255,192
                                                                           ===========             ===========

Supplemental Disclosures:
   Interest paid on deposits and borrowings                                $   139,903             $   135,796
                                                                           ===========             ===========
   Transfer of loans to real estate owned                                  $     5,696             $     4,339
                                                                           ===========             ===========
   Transfer of loans from held for sale to portfolio                       $         -             $    73,825
                                                                           ===========             ===========
   Transfer of loans from portfolio to held for sale                       $         -             $   288,319
                                                                           ===========             ===========
   Income taxes paid                                                       $     6,111             $         -
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

        The unaudited consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles ("GAAP"). However, all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. Operating results for the three-month and nine-month period ended June 30, 2000 are not necessarily indicative of the results which may be expected for the year ending September 30, 2000. For further information, refer to the Consolidated Financial Statements and Notes thereto included in BankUnited's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

        Certain prior period amounts have been reclassified to conform to the June 30, 2000 consolidated financial statements.

2.       Earnings Per Share

         The following tables reconcile basic and diluted earnings (loss) per share for the three and nine months ended June 30, 2000 and 1999.

                                                                   Three Months                    Nine Months
                                                                  Ended June 30,                 Ended June 30,
                                                            --------------------------    ---------------------
                                                               2000            1999           2000           1999
                                                            -----------    -----------    -----------     -------
                                                                     (in thousands, except per share amounts)
Basic earnings (loss) per share:
   Numerator:
     Income (loss) after preferred stock dividends
       and before extraordinary item......................  $     3,630    $     3,139    $    10,784     $    (7,779)
       Extraordinary item.................................            9              -            701               -
                                                            -----------    -----------    -----------     -----------
     Net income (loss)....................................  $     3,639    $     3,139    $    11,485     $    (7,779)
                                                            ===========    ===========    ===========     ===========
   Denominator:
     Weighted average common shares outstanding...........       18,190         18,413         18,228          18,286
                                                            ===========    ===========    ===========     ===========

   Basic earnings (loss) per share before
     extraordinary item...................................  $      0.20    $      0.17    $      0.59     $     (0.43)
   Basic earnings per share from extraordinary item.......            -              -           0.04               -
                                                            -----------    -----------    -----------     -----------
   Basic earnings (loss) per share........................  $      0.20    $      0.17    $      0.63     $     (0.43)
                                                            ===========    ===========    ===========     ===========

Diluted earnings (loss) per share:
   Numerator:
     Income (loss) after preferred stock dividends
       and before extraordinary item......................  $     3,630    $     3,139    $    10,784     $    (7,779)
     Plus:
       Reduction of preferred stock dividends.............          198             35            593               -
                                                            -----------    -----------    -----------     -----------
     Diluted income (loss) available to common
       shareholders before extraordinary item.............        3,828          3,174         11,377          (7,779)
       Extraordinary item.................................            9              -            701               -
                                                            -----------    -----------    -----------     -----------
     Diluted net income (loss) available to common
         shareholders.....................................  $     3,837    $     3,174    $    12,078     $    (7,779)
                                                            ===========    ===========    ===========     ===========

   Denominator:
     Weighted average common shares outstanding...........       18,190         18,413         18,228          18,286
     Plus:
       Number of common shares from the conversion
         of options and warrants (1)......................           56            399            126               -
       Number of common shares from the conversion
         of dilutive preferred stock (2)..................          443            383            443               -
                                                            -----------    -----------    -----------     -----------

     Diluted weighted average common shares
       outstanding........................................       18,689         19,195         18,797          18,286
                                                            ===========    ===========    ===========     ===========

   Diluted earnings (loss) per share before
     extraordinary item...................................  $      0.20    $      0.17    $      0.58     $     (0.43)
     Diluted earnings per share from extraordinary item...            -              -           0.04               -
                                                            -----------    -----------    -----------     -----------
   Diluted earnings (loss) per share......................  $      0.20    $      0.17    $      0.62     $     (0.43)
                                                            ===========    ===========    ===========     ===========

------------
(1) For the nine months ended June 30, 1999, there were 315,038 common stock equivalent shares of dilutive options that were not included in the computation of diluted earnings per share because of their antidilutive effect.

(2) For the nine months ended June 30, 1999, there were 360,493 common stock equivalent shares of convertible preferred stock outstanding that were not included in the computation of diluted earnings per share because of their antidilutive effect.

3.       Capital

         In December 1998, the Board of Directors of BankUnited authorized the purchase from time to time in open market transactions of up to 1,000,000 shares of BankUnited's Class A Common Stock at such prices as the Executive Committee deems advantageous. At September 30, 1999, BankUnited had purchased 183,000 shares of its Class A Common Stock. During the nine month period ended June 30, 2000, BankUnited purchased an additional 150,000 shares of its Class A Common Stock on the open market at a cost of $1.1 million, for a total treasury position of 333,000 shares at a cost of $2.8 million.

         In May 1999, BankUnited's Board of Directors authorized the purchase of shares of its 9% Noncumulative Perpetual Preferred Stock (the "9% Preferred Stock") on the open market as deemed appropriate and, if the market is appropriate, the retirement of the 9% Preferred Stock. During the nine month period ended June 30, 2000, BankUnited purchased a total of 1,000 shares of its 9% Preferred Stock on the open market at a cost of $7,250.

         The Office of Thrift Supervision ("OTS") requires that the Bank meet minimum regulatory, core and risk-based capital requirements. Currently, the Bank exceeds all regulatory capital requirements. The Bank's well-capitalized minimum, actual and excess regulatory capital levels as of June 30, 2000 were as follows:

                             Well-Capitalized
                                  Minimum                         Actual                       Excess
                           ----------------------           ---------------------         ----------------
                                         % of                            % of                           % of
                              Amount    Assets              Amount      Assets             Amount      Assets
                             --------   ------             --------     ------            --------     ------
                                                            (dollars in thousands)
Core Capital               $   218,344      5.0%           $   336,161       7.7%         $   117,817         2.7%
Tier 1 Risk-Based          $   138,146      6.0%           $   336,161      14.6%         $   198,015         8.6%
Risk-Based Capital         $   230,245     10.0%           $   349,050      15.2%         $   118,805         5.2%

4.       Comprehensive Income (Loss)

         BankUnited's comprehensive income (loss) includes all items which comprise net income (loss) plus other comprehensive income (loss) which includes the unrealized holding gains and losses on available for sale securities. For the three and nine months ended June 30, 2000 and 1999, BankUnited's other comprehensive loss was as follows:

                                                             Three Months                      Nine Months
                                                            Ended June 30,                    Ended June 30,
                                                     ----------------------------      ---------------------------
                                                         2000            1999             2000          1999
                                                     ------------     -----------      -----------    ------------
                                                                             (in thousands)
Other comprehensive loss, net of taxes:
    Unrealized holding losses arising
        during the period..........................  $     (1,322)   $     (3,533)    $     (2,858)  $      (4,731)
    Less reclassification adjustment for:
        Amortization of unrealized losses on
           transferred securities..................            33               -              108               -
                                                     ------------     -----------      -----------    ------------
Total other comprehensive loss ....................  $     (1,289)   $     (3,533)    $     (2,750)  $      (4,731)
                                                     ============    ============     ============   =============

5.       Contingencies and Off-Balance Sheet Activities

         The Bank currently holds five interest rate cap contracts with a major Wall Street firm, having an aggregate notional amount of $800.0 million. Each contract requires the counter-party to pay the Bank quarterly interest payments based on the notional amount and the difference between the index and the cap rate, if and when the index exceeds the cap rate, in return for a one-time payment by the Bank. The indices used in these contracts are the 5-Year Treasury rate adjusted to a constant maturity (the "5-Year CMT rate"), the 10-Year Treasury rate adjusted to a constant maturity (the "10-Year CMT rate"), the 5-Year Constant Maturity Swap rate (the "5-Year CMS rate") and the 10-Year Constant Maturity Swap rate (the "10-Year CMS rate").

         The following table sets forth information concerning the interest rate cap contracts.

            Notional                                  Cap        Termination
             Amount            Index                  Rate           Date
         --------------     -----------               -----      --------------
         $100.0 million      5-Year CMT               7.50%      March 23, 2002
          100.0 million     10-Year CMT               7.25%      March 23, 2002
          100.0 million      5-Year CMS               8.85%      March 23, 2003
          400.0 million     10-Year CMS               9.35%      March 23, 2003
          100.0 million     10-Year CMS               8.85%      March 23, 2003
         --------------
         $800.0 million
         ==============

         The Bank entered into these contracts for the purpose of hedging a portion of BankUnited's interest rate risk against rising interest rates on certain borrowings from the Federal Home Loan Bank ("FHLB"). As of June 30, 2000, the 5-Year CMT rate was 6.18%, the 10-Year CMT rate was 6.03%, the 5-Year CMS rate was 7.21% and the 10-Year CMS rate was 7.26%.

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

         The Bank had an interest rate cap contract with another major Wall Street firm in a notional amount of $75.0 million, which terminated on May 30, 2000. The contract required the counter-party to pay the Bank quarterly interest payments based on the notional amount and the difference between the LIBOR rate and 6.10% when the LIBOR rate exceeds 6.10%, in return for a one-time payment by the Bank.

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

         BankUnited purchased 156,299 Trust Preferred Securities at a cost of $2.7 million for the nine months ended June 30, 2000. As a result of the early extinguishment of the Trust Preferred Securities which were acquired, the purchases resulted in extraordinary gains of $0.7 million, net of $0.4 million in taxes, for the nine months ended June 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis and the related financial data present a review of the consolidated operating results and financial condition of BankUnited for the three and nine month periods ended June 30, 2000 and 1999. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in BankUnited's Annual Report on Form 10- K for the year ended September 30, 1999.

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

Third Quarter Highlights

         BankUnited reported record third quarter net income of $3.6 million, for the quarter ending June 30, 2000, up from $3.1 million for the same period in the prior year. Both basic and diluted earnings were $0.20 per share. Results for the quarter reflect an increase in non-interest income of $0.4 million to $1.6 million, up 33.3% from the same prior year period, attributable to increased sales of non-credit products, uniform application of deposit fees, loan servicing fees and income derived from the sale of residential real estate mortgages in the secondary market.

         Additionally, non-residential lending originations increased $136.4 million or 194% from the same quarter last year. Nonperforming assets at June 30, 2000 were $22.8 million, a decrease of $5.5 million or 19.4% from $28.3 million as of September 30, 1999.

         During the third quarter BankUnited opened its 31st banking office, located in Sunny Isles Beach, and will open another in downtown Fort Lauderdale in the fourth quarter of fiscal year 2000. As a result of franchise building activities, total deposits increased 14% to $2.5 billion from $2.2 billion as of June 30 of the prior year.

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

         Through June 30, 2000, BankUnited incurred approximately $1.9 million in costs associated with becoming Year 2000 compliant, excluding internal costs. The costs consisted of approximately $0.7 million for the replacement of hardware and software, $0.9 million for the write-off of non-compliant hardware and software and $0.3 million for other incremental costs. BankUnited does not separately track the internal costs incurred for the Year 2000 project and such costs are principally the related payroll costs for its information systems department.

Liquidity and Capital Resources

         BankUnited's primary source of funds is cash provided by investing activities and includes principal and interest payments on loans, mortgage-backed securities and other securities. For the nine months ended June 30, 2000 and 1999, principal repayments on loans and mortgage-backed securities and proceeds from maturities of other securities totaled $440.0 million and $1.2 billion, respectively. This comparison reflects the significant acceleration of prepayments experienced by BankUnited on certain mortgage loans and mortgage backed securities, which began in the quarter ended June 30, 1998 and continued through the quarter ended March 31, 1999 due to the decrease in long-term interest rates. Since the quarter ended June 30, 1999, rising long-term interest rates have caused the volume of mortgage loan refinancing to decrease, slowing the prepayment rate of BankUnited's loan portfolio.

         BankUnited's primary use of funds in its financing activities has been the repayment of FHLB advances and other borrowings. Net cash provided by financing activities during the nine months ended June 30, 2000 was $348.3 million compared to $202.1 million for the nine months ended June
30, 1999. The overall increase in the sources of funds resulted from the increase in deposits of $260.3 million.

         BankUnited's primary uses of funds in its operating and investing activities has been the origination and purchase of loans and the purchase of mortgage-backed securities and other securities. During the nine months ended June 30, 2000, BankUnited's loan originations totaled $753.0 million, loan purchases totaled $5.5 million and purchases of mortgage-backed securities and other securities totaled $52.7 million. For the same period in 1999, BankUnited's loan originations totaled $479.2 million, loan purchases totaled $683.8 million and purchases of mortgage-backed securities and other securities totaled $194.8 million. The increase in loan originations and the subsequent reduction of purchased loans and mortgage-backed securities, during the nine months ended June 30, 2000, is the result of the Bank's decision to increase its emphasis on originating loans and reduce its reliance on purchased residential loans.

         The Bank is required under applicable federal regulations to maintain specified levels of liquid investments in cash, United States government securities and other qualifying investments. Regulations currently in effect require the Bank to maintain liquid assets of not less than 4.0% of its net withdrawable deposits plus short-term borrowings (the "liquidity ratio"). The Bank's liquidity ratio was 7.47% and 6.96% as of June 30, 2000 and September 30, 1999, respectively, in compliance with this requirement.

         Federal savings banks such as the Bank are also required to maintain capital at levels specified by applicable minimum capital ratios. At June 30, 2000, the Bank was in compliance with all capital requirements and met the definition of a "well capitalized" institution under applicable federal regulations. See "Note 3 - Capital."

Asset Quality

         Non-performing assets as of June 30, 2000 were $22.8 million, which represents a decrease of $5.5 million, or 19.4%, from $28.3 million as of September 30, 1999. The decrease in non-performing assets primarily resulted from a decrease in non-accrual loans of $3.5 million, and a decrease in real estate owned of $2.1 million. Non-accrual loans decreased $2.4 million in one-to-four family residential loan and $2.7 million in commercial mortgage loan delinquencies, offset by a $2.1 million increase in non-mortgage commercial loan delinquencies. Land and consumer loan delinquencies were reduced by $0.8 million and $0.1 million, respectively, and multi-family residential loan delinquencies increased by $0.4 million. Included in the decrease in non-accrual loans is a reduction due to $1.6 million in loan charge-offs. The decrease in real estate owned ("REO") was due to the sale of REO properties aggregating $6.9 million offset by transfers of loans to REO of $5.7 million. Non-performing assets as a percentage of total assets decreased from 0.69% as of September 30, 1999 to 0.51% as of June 30, 2000 due to the decrease in non-performing assets for the reasons discussed above.

         The following table sets forth information concerning BankUnited's non-performing assets at June 30, 2000 and September 30, 1999.

                                                                        June 30,               September 30,
                                                                          2000                    1999
                                                                     ---------------           ----------
                                                                             (dollars in thousands)
Non-accrual loans                                                      $    17,897               $    21,428
Restructured loans                                                           1,206                       962
Loans past due 90 days and still accruing (1)                                  428                       693
                                                                       -----------               -----------
         Total non-performing loans                                         19,531                    23,083
Non-accrual tax certificates                                                 1,739                     1,703
Real estate owned                                                            1,480                     3,548
                                                                       -----------               -----------
         Total non-performing assets                                   $    22,750               $    28,334
                                                                       ===========               ===========

Allowance for losses on tax certificates                               $       989               $     1,168
Allowance for loan losses                                                   13,893                    12,107
                                                                       -----------               -----------
         Total allowance                                               $    14,882               $    13,275
                                                                       ===========               ===========

Non-performing assets as a percentage of
   total assets                                                               0.51%                     0.69%
Non-performing loans as a percentage of
   total loans                                                                0.53%                     0.70%
Allowance for loan losses as a percentage of
   total loans                                                                0.38%                     0.36%
Allowance for loan losses as a percentage of
   non-performing loans                                                      71.13%                    52.45%
Net charge offs as a percentage of average
   total loans                                                                0.05%                     0.06%

------------

(1) Consists primarily of loans guaranteed by the Federal Housing Authority ("FHA") acquired in the acquisition of Suncoast Savings and Loan Association, FSA.

         BankUnited's allowance for loan losses is established and maintained based upon management's evaluation of the risks inherent in BankUnited's loan portfolio including the economic trends and other conditions in specific geographic areas as they relate to the nature of BankUnited's portfolio. The provision for loan losses for the three months ended June 30, 2000 was $1.0 million as compared to $0.5 million for the three months ended June 30, 1999. The provision for loan losses for the nine months ended June 30, 2000 was $3.2 million as compared to $7.2 million for the nine months ended June 30, 1999. BankUnited's allowance for loan losses has increased by a net amount of $1.8 million from $12.1 million as of September 30, 1999 to $13.9 million as of June 30, 2000. See "Results of Operations-Provision for Loan Losses."

         The following table sets forth the change in BankUnited's allowance for loan losses for the three and nine months ended June 30, 2000 and 1999.

                                                            Three Months                       Nine Months
                                                           Ended June 30,                     Ended June 30,
                                                    ------------------------------    -------------------------------
                                                        2000              1999            2000              1999
                                                    ------------      ------------    -------------     -------------
                                                                          (in thousands)
Balance at beginning of period...................  $      13,229     $      12,342    $      12,107     $       6,128
  Provision......................................          1,000               450            3,200             7,186
  Loans charged off..............................           (407)             (736)          (1,550)           (1,294)
  Recoveries.....................................             71                12              136                48
                                                    ------------      ------------    -------------     -------------
Balance at end of period.........................  $      13,893     $      12,068    $      13,893     $      12,068
                                                   =============     =============    =============     =============

         The following table sets forth BankUnited's allocation of the allowance for loan losses by category as of June 30, 2000 and 1999.

                                                                             As of June 30,
                                                                         2000             1999
                                                                     -------------    -------------
                                                                             (in thousands)
One-to-four family................................................   $       4,033    $       4,667
Multi-family......................................................             963              353
Commercial real estate............................................           2,102            3,202
Construction......................................................             344               50
Land..............................................................           1,135            1,174
Commercial business and consumer..................................           3,791            2,024
Unallocated.......................................................           1,525              598
                                                                     -------------    -------------
   Total allowance................................................   $      13,893    $      12,068
                                                                     =============    =============

Loan Portfolio

         The following table sets forth the composition of BankUnited's loan portfolio, including loans held for sale, at June 30, 2000 and September 30, 1999.

                                                               June 30, 2000              September 30, 1999
                                                       ---------------------------    --------------------------
                                                                         Percent                        Percent
                                                                           of                             of
                                                           Amount         Total           Amount         Total
                                                       --------------  -----------    -------------  -----------
                                                                           (dollars in thousands)
Mortgage loans:
   One-to-four family................................  $    3,240,310         88.6%   $   3,010,427         91.1%
   Multi-family......................................          67,004          1.8           30,057          0.9
   Commercial real estate............................         148,915          4.1          141,090          4.3
   Construction......................................          28,642          0.8           15,425          0.5
   Land..............................................          32,640          0.9           23,659          0.7
                                                       --------------  -----------    -------------  -----------
     Total mortgage loans............................       3,517,511         96.2        3,220,658         97.5
                                                       --------------  -----------    -------------  -----------

Other loans:
   Commercial........................................          76,650          2.1           48,173          1.5
   Consumer..........................................          62,065          1.7           33,878          1.0
                                                       --------------  -----------    -------------  -----------
     Total other loans...............................         138,715          3.8           82,051          2.5
                                                       --------------  -----------    -------------  -----------
       Total loans...................................       3,656,226        100.0        3,302,709        100.0

   Unearned discounts, premiums and
     deferred loan fees, net.........................          14,233          0.4           12,264          0.4
   Allowance for loan losses.........................         (13,893)        (0.4)         (12,107)        (0.4)
                                                       --------------  -----------    -------------  -----------
Total loan portfolio.................................  $    3,656,566        100.0%   $   3,302,866        100.0%
                                                       ==============  ===========    =============  ===========

Securities Portfolio

         The following tables set forth the amortized cost and estimated fair value of mortgage-backed securities and other securities available for sale and held to maturity at June 30, 2000 and September 30, 1999.

                                                                               June 30, 2000
                                                       ------------------------------------------------------------
                                                                           Gross           Gross        Estimated
                                                          Amortized     Unrealized      Unrealized        Fair
                                                            Cost           Gains          Losses          Value
                                                       --------------  -------------  -------------  --------------
                                                                              (in thousands)
Available-for-sale:
   Mortgage-backed securities:
     GNMA mortgage-backed securities.................  $       29,125  $          83  $        (628) $       28,580
     FNMA mortgage-backed securities.................           4,737             16           (159)          4,594
     FHLMC mortgage-backed securities................          13,834             10           (274)         13,570
     Collateralized mortgage obligations.............          78,780             29         (3,809)         75,000
     Mortgage pass-through certificates..............           2,646              -             (4)          2,642
                                                       --------------  -------------  -------------  --------------
       Total mortgage-backed securities..............         129,122            138         (4,874)        124,386
                                                       --------------  -------------  -------------  --------------
     Other securities:
       U.S. government agency securities.............             350              -            (16)            334
       Equity securities.............................           2,905              -           (481)          2,424
       Trust preferred securities of
         other issuers...............................          16,316              -         (3,123)         13,193
                                                       --------------  -------------  -------------  --------------
         Total other securities......................          19,571              -         (3,620)         15,951
                                                       --------------  -------------  -------------- --------------
   Total available-for-sale..........................  $      148,693  $         138  $      (8,494) $      140,337
                                                       ==============  =============  ============== ==============
Held-to-maturity:
   Mortgage-backed securities:
     GNMA mortgage-backed securities.................  $       87,381  $         460  $        (541) $       87,300
     FNMA mortgage-backed securities.................           1,750              -            (52)          1,698
     FHLMC mortgage-backed securities................          68,738              -         (2,337)         66,401
     Collateralized mortgage obligations.............          54,563              -         (2,762)         51,801
     Mortgage pass-through certificates..............          18,929            366              -          19,295
                                                       --------------  -------------  -------------  --------------
       Total mortgage-backed securities..............         231,361            826         (5,692)        226,495
                                                       --------------  -------------  -------------  --------------
     Other securities:
       U.S. government agency securities.............           5,001              -           (133)          4,868
       State of Israel bonds.........................              61              -              -              61
                                                       --------------  -------------  -------------  --------------
         Total other securities......................           5,062              -           (133)          4,929
                                                       --------------  -------------  -------------- --------------
   Total held-to-maturity............................  $      236,423  $         826  $      (5,825) $      231,424
                                                       ==============  =============  ============== ==============

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
                                                       ==============  =============  =============  ==============

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM SEPTEMBER 30, 1999 TO JUNE 30, 2000 AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2000 AND 1999.

FINANCIAL CONDITION

Assets

         Total assets increased $359.7 million, or 8.8%, from September 30, 1999 to June 30, 2000, which is consistent with BankUnited's expectations that assets will not grow significantly during the 2000 fiscal year.

         BankUnited's short-term investments, primarily consisting of Federal Home Loan Bank ("FHLB") overnight deposits and securities purchased under agreements to resell, decreased by $3.3 million, or 1.6%, to $197.1 million at June 30, 2000, from $200.4 million at September 30, 1999, primarily due to the maturity of securities purchased under agreements to resell.

         BankUnited's investment in tax certificates decreased by $7.0 million, or 47.3%, to $7.8 million at June 30, 2000, from $14.8 million at September 30, 1999, as a result of certificate redemptions and repayments and the decision to no longer invest in this type of instrument.

         Mortgage-backed securities held-to-maturity increased by $28.6 million, or 14.1%, to $231.4 million at June 30, 2000, from $202.8 million at September 30, 1999, due primarily to purchases of $49.8 million, offset by repayments and amortization of premiums.

         Mortgage-backed securities available-for-sale decreased by $20.0 million, or 13.9%, to $124.4 million at June 30, 2000, from $144.4 million at September 30, 1999, due primarily to repayments and amortization of $17.1 million, and also due to a reduction of $2.9 million in the market value of the underlying securities.

         BankUnited's loans receivable, net (including loans held for sale) increased $0.4 billion, or 12.1%, from $3.3 billion at September 30, 1999 to $3.7 billion at June 30, 2000. Mortgage loan purchases of $5.5 million and loan originations of $753.0 million were offset by repayments of $394.6 million (net of accretion of discount and amortization of premium). BankUnited classified all of the residential loans originated and purchased during the first nine months of fiscal 2000 as loans receivable, net.

Liabilities

         Deposits increased by $260.3 million from September 30, 1999 to June 30, 2000 due to an increase in certificates of deposit of $302.0 million and a reduction in savings and money market accounts of $33.3 million and $20.4 million, respectively. Non-interest-bearing checking accounts increased $18.8 million offsetting a decrease of $6.8 million in interest-bearing checking accounts. This change in the deposit mix resulted in an increase in BankUnited's cost of interest-bearing deposits to 5.03% for the nine months ended June 30, 2000 from 4.82% for the nine months ended June 30, 1999.

         Securities sold under agreements to repurchase decreased by $16.5 million, or 52.1%, to $15.2 million at June 30, 2000 from $31.7 million at September 30, 1999. This decrease resulted from the maturity of the agreements.

         Trust preferred securities decreased $3.9 million, or 1.8%, to $214.6 million at June 30, 2000, from $218.5 million at September 30, 1999. See "Results of Operations - Extraordinary Item."

Capital

         In December 1998, the Board of Directors of BankUnited authorized the purchase from time to time in open market transactions of up to 1,000,000 shares of BankUnited's Class A Common Stock at such prices as the Executive Committee deems advantageous. At September 30, 1999, BankUnited had purchased 183,000 shares of its Class A Common Stock. During the nine month period ended June 30, 2000, BankUnited purchased an additional 150,000 shares of its Class A Common Stock on the open market at a cost of $1.1 million, for a total treasury position of 333,000 shares at a total cost of $2.8 million.

         In May 1999, the Board of Directors of BankUnited authorized the purchase of shares of the 9% Preferred Stock on the open market, if the market is appropriate, and the retirement of the 9% Preferred Stock. During the nine month period ended June 30, 2000, BankUnited purchased 1,000 shares of its 9% Preferred Stock on the open market at a cost of $7,250.

RESULTS OF OPERATIONS

General

         Net income after preferred stock dividends increased to $3.6 million for the three months ended June 30, 2000, compared to $3.1 million for the three months ended June 30, 1999, and to $11.5 million for the nine months ended June 30, 2000, from a net loss of $7.8 million for the nine months ended June 30, 1999. The increase of $0.5 million for the three months ended June 30, 2000 as compared to the same prior year period is attributable to the increase in net interest income before provision for loan loss of 23.3% from $15.9 million to $19.6 million.

         The increase in net income after preferred stock dividends for the nine months ended June 30, 2000, as compared to the prior year period was primarily attributable to the effects of BankUnited's restructuring during the first and second quarters of fiscal 1999. As a result of the restructuring, special charges totaling $15.1 million significantly reduced BankUnited's net income for the nine month period ended June 30, 1999. See "Managements' Discussion and Analysis-Restructuring" in BankUnited's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, for more information regarding the restructuring charges.

Net Interest Income

         Net interest income before provision for loan losses was $19.6 million for the three months ended June 30, 2000, as compared to $15.9 million for the same prior year period, and $58.5 million for the nine months ended June 30, 2000, as compared to $27.5 million for the same prior year period.

         The increases in net interest income before provision for loan losses were primarily the result of the improved net interest margin, which increased to 1.93% and 2.00% for the three and nine months ended June 30, 2000, respectively, from 1.76% and 1.02% for the same prior year periods.

         For the three months ended June 30, 2000, the increase in the net interest margin was due to an increase in the yield on interest-earning assets to 7.45%, from 6.82% for the same period in 1999, primarily attributable to the higher yields in fiscal 2000 on the loans originated by BankUnited, offset by a 49 basis point increase in the cost of interest-bearing liabilities to 5.69% from 5.20% for the same period in 1999.

         For the nine months ended June 30, 2000, the increase in the net interest margin was due to an increase in the yield on interest-earning assets to 7.34%, from 6.19% for the same prior year period, primarily due to the higher yields in fiscal 2000 on loans originated by BankUnited, the effect of the accelerated amortization of purchase premiums recorded in the first quarter of fiscal 1999 and a $14.8 million restructuring charge in the second quarter of fiscal 1999, offset by an 18 basis point increase in the cost of interest-bearing liabilities to 5.50% from 5.32% for the same prior year period.

         Interest income increased by $14.2 million, or 23.1%, to $75.8 million for the three months ended June 30, 2000, compared to $61.6 million for the same prior year period. For the nine months ended June 30, 2000, interest income increased by $48.5 million, or 28.9%, to $216.5 million, compared to $168.0 million for the same prior year period.

         The results of operations for the three and nine months ended June 30, 2000 reflect a reduction in the net amortization of premiums/discounts on purchased loans and mortgage-backed securities compared to the three and nine month periods ended June 30, 1999. The amortization of premiums, net of discounts and deferred origination costs, decreased from $1.3 million for the three months ended June 30, 1999, to $0.8 million for the three months ended June 30, 2000, and decreased from $22.4 million for the nine months ended June 30, 1999, to $2.8 million for the nine months ended June 30, 2000. The decrease in premium amortization was a result of the lower level of loan prepayments experienced in the first and second quarters of fiscal 2000, compared to the same quarters in fiscal 1999. See "Results of Operations - Analysis of Net Interest Income."

         Interest expense increased by $10.5 million, or 23.0%, to $56.2 million for the three months ended June 30, 2000, from $45.7 million for the same prior year period, and by $17.6 million, or 12.5%, to $158.0 million for the nine months ended June 30, 2000, from $140.4 million for the same prior year period. The increase reflects an increase in the average balance for interest-bearing deposits during the three and nine months ended June 30, 2000. Average interest-bearing deposits increased by $0.3 billion, or 13.6%, to $2.5 billion for the three months ended June 30, 2000, from $2.2 billion for the same prior year period, and by $0.2 billion, or 9.1%, to $2.4 billion for the nine months ended June 30, 2000, from $2.2 billion for the same prior year period. Interest expense also increased as a result of the issuance and sale of $200.0 million of the Bank's Senior Notes during the second quarter of fiscal 1999. For the three months ended June 30, 2000, the average rate paid on interest-bearing liabilities increased 49 basis points to 5.69%, from 5.20% for the same prior year period. For the nine months ended June 30, 2000, the average rate paid on interest-bearing liabilities increased slightly to 5.50%, from 5.32% for the same prior year period.

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

Yields Earned and Rates Paid

                                                                   Three Months Ended June 30,
                                      --------------------------------------------------------
                                                        2000                                         1999
                                      ---------------------------------------     -----------------------------------------
                                      Average                                       Average
                                      Balance       Interest       Yield/Rate       Balance        Interest      Yield/Rate
                                    -----------    -----------    -----------     -----------    -----------    -----------
                                                                     (dollars in thousands)
Interest-earning assets:
  Loans                             $ 3,609,268    $    67,310         7.46%      $2,940,542     $    51,462         6.99%
  Mortgage-backed securities
   and collateralized mortgage
   obligations                          363,050          6,439         7.09           343,075          5,418         6.32
  Short-term investments (1)             18,112            424         9.27           230,159          3,009         5.17
  Tax certificates                        9,669            228         9.45            22,443            427         7.60
  Long-term investments and
   FHLB stock                            75,951          1,479         7.82            68,293          1,254         7.37
                                    -----------    -----------    ---------       -----------    -----------    ---------
    Total interest-earning assets   $ 4,076,050    $    75,880         7.45%      $3,604,512     $    61,570         6.82%
                                    -----------    -----------    ---------       ----------     -----------    ---------
Interest-bearing liabilities:
  NOW/money market                  $   256,998    $     1,523         2.38%      $   291,745    $     2,022         2.78%
  Savings                               355,664          4,280         4.84           367,705          3,957         4.32
  Certificates of deposit             1,861,218         26,462         5.72         1,571,575         19,736         5.04
  Trust preferred securities            214,593          5,199         9.69           218,500          5,288         9.68
  Senior notes                          200,000          2,835         5.67           200,000          2,857         5.71
  FHLB advances and other
   borrowings                         1,065,211         15,947         5.92           859,292         11,819         5.44
                                    -----------    -----------    ---------       -----------    -----------    ---------
    Total interest-bearing
     liabilities                    $ 3,953,684    $    56,246         5.69%      $ 3,508,817    $    45,679         5.20%
                                    -----------    -----------    ---------       -----------    -----------    ---------

Excess of interest-earning assets
  over interest-bearing liabilities           $    122,366                                  $    95,695
                                              ============                                  ===========

Net interest income                                $    19,634                                   $    15,891
                                                   ===========                                   ===========
Interest rate spread                                                   1.76%                                         1.62%
                                                                  =========                                     =========
Net interest margin                                                    1.93%                                         1.76%
                                                                  =========                                     =========
Ratio of interest-earning assets to
  interest-bearing liabilities           103.09%                                       102.73%
                                    ===========                                   ===========

------------
(1) Short-term investments include FHLB overnight deposits, securities purchased under agreements to resell, federal funds sold and certificates of deposit.

Yields Earned and Rates Paid

                                                                   Nine Months Ended June 30,
                                      -------------------------------------------------------
                                                        2000                                         1999
                                      ---------------------------------------     -----------------------------------------
                                      Average                                       Average
                                      Balance       Interest       Yield/Rate       Balance        Interest      Yield/Rate
                                    -----------    -----------    -----------     -----------    -----------    -----------
                                                                     (dollars in thousands)
Interest-earning assets:
  Loans (1)                         $ 3,468,442    $   191,586         7.37%      $2,988,147     $   142,585         6.36%
  Mortgage-backed securities
   and collateralized mortgage
   obligations                          355,949         18,679         7.00           333,185         12,572         5.03
  Short-term investments (2)             21,332          1,276         7.86           174,210          6,670         5.05
  Tax certificates                       11,884            655         7.35            29,925          1,561         6.96
  Long-term investments and
   FHLB stock                            73,344          4,273         7.78            83,447          4,580         7.33
                                    -----------    -----------    ---------       -----------    -----------    ---------
    Total interest-earning assets   $ 3,930,951    $   216,469         7.34%      $ 3,608,914    $   167,968         6.19%
                                    -----------    -----------    ---------       -----------    -----------    ---------
Interest-bearing liabilities:
  NOW/money market                  $   262,837    $     4,948         2.51%      $   272,519    $     5,918         2.90%
  Savings                               365,144         12,822         4.69           351,464         11,733         4.46
  Certificates of deposit             1,766,855         72,334         5.47         1,603,981         62,599         5.22
  Trust preferred securities            215,986         15,701         9.69           218,500         15,865         9.68
  Senior notes                          200,000          8,593         5.73           135,546          4,758         4.68
  FHLB advances and other
   borrowings                         1,005,257         43,610         5.70           929,473         39,560         5.61
                                    -----------    -----------    ---------       -----------    -----------    ---------
    Total interest-bearing
     liabilities                    $ 3,816,079    $   158,008         5.50%      $ 3,511,483    $   140,433         5.32%
                                    -----------    -----------    ---------       -----------    -----------    ---------

Excess of interest-earning assets
  over interest-bearing liabilities $   114,872                                   $    97,431
                                    ===========                                   ===========

Net interest income                                $    58,461                                   $    27,535
                                                   ===========                                   ===========
Interest rate spread                                                   1.84%                                         0.87%
                                                                  =========                                     =========
Net interest margin                                                    2.00%                                         1.02%
                                                                  =========                                     =========
Ratio of interest-earning assets to
  interest-bearing liabilities      103.01%                                       102.77%
                                    ======                                        ======

------------
(1) The yields and rates along with the corresponding interest rate spread and net interest margin for the nine months ended June 30, 1999 reflect the accelerated amortization of purchase premiums on the One-Year CMT loan portfolio and a related security in the first quarter of fiscal 1999 and the $14.8 million charge in the second quarter of fiscal 1999 related to the write-off of purchase premiums on the One-Year CMT loan portfolio and the continuing acceleration of amortization of purchase premium on a related security.

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

                                                               Three Months Ended June 30,
                                              -------------------------------------------------------------
                                                                       2000 vs. 1999
                                              -------------------------------------------------------------
                                                                Increase (Decrease) Due to
                                              -------------------------------------------------------------
                                              Changes         Changes             Changes          Total
                                                  in               in                  in         Increase/
                                              Volume             Rate          Rate/Volume       (Decrease)
                                              -------         ----------       -----------       ----------
                                                                      (in thousands)
Interest income attributable to:
  Loans                                        $12,322         $   2,898          $    628          $ 15,848
  Mortgage-backed securities and
     collateralized mortgage obligations           315               667                39             1,021
  Short-term investments (1)                    (2,772)            2,384            (2,197)           (2,585)
  Tax certificates                                (243)              104               (60)             (199)
  Long-term investments and
     FHLB stock                                     72                68                85               225
                                              --------         ---------          --------          --------
       Total interest-earning assets             9,694             6,121            (1,505)           14,310
                                              --------         ---------          ---------         --------

Interest expense attributable to:
    NOW/money market                              (240)             (288)               29              (499)
    Savings                                       (129)              478               (26)              323
    Certificates of deposit                      3,628             2,659               439             6,726
    Trust preferred securities                     (95)                5                 1               (89)
    Senior notes                                     0               (21)               (1)              (22)
    FHLB advances and other
      borrowings                                 2,831             1,049               248             4,128
                                              --------         ---------          --------          --------
      Total interest-bearing liabilities         5,995             3,882               690            10,567
                                              --------         ---------          --------          --------
Increase in net interest income               $  3,699         $   2,239          $ (2,195)         $  3,743
                                              ========         =========          ========          ========

------------
(1) Short-term investments include FHLB overnight deposits, securities purchased under agreements to resell, federal funds sold and certificates of deposit.

Rate/Volume Analysis

                                                                Nine Months Ended June 30,
                                              -------------------------------------------------------------
                                                                       2000 vs. 1999
                                              -------------------------------------------------------------
                                                                Increase (Decrease) Due to
                                              -------------------------------------------------------------
                                              Changes          Changes          Changes            Total
                                                in               in                in            Increase/
                                              Volume            Rate           Rate/Volume       (Decrease)
                                              -------         ----------       -----------       ----------
                                                                      (in thousands)
Interest income attributable to:
  Loans                                       $ 24,561         $  21,309          $  3,131          $ 49,001
  Mortgage-backed securities and
     collateralized mortgage obligations           859             4,913               335             6,107
  Short-term investments (1)                    (5,875)            3,730            (3,249)           (5,394)
  Tax certificates                                (941)               89               (54)             (906)
  Long-term investments and
     FHLB stock                                   (652)              261                84              (307)
                                              --------         ---------          --------          --------
       Total interest-earning assets            17,952            30,302               247            48,501
                                              --------         ---------          --------          --------

Interest expense attributable to:
    NOW/money market                              (210)             (794)               34              (970)
    Savings                                        457               598                34             1,089
    Certificates of deposit                      6,362             3,009               364             9,735
    Trust preferred securities                    (183)               18                 1              (164)
    Senior notes                                 2,263             1,066               506             3,835
    FHLB advances and other
      borrowings                                 3,237               618               195             4,050
                                              --------         ---------          --------          --------
      Total interest-bearing liabilities        11,926             4,515             1,134            17,575
                                              --------         ---------          --------          --------
Increase in net interest income               $  6,026         $  25,787          $   (887)         $ 30,926
                                              ========         =========          ========          ========

------------
(1) Short-term investments include FHLB overnight deposits, securities purchased under agreements to resell, federal funds sold and certificates of deposit.

Provision For Loan Losses

         The provision for loan losses increased by $0.5 million, or 100.0%, to $1.0 million for the three months ended June 30, 2000, compared to $0.5 million for the same prior year period. For the nine months ended June 30, 2000 the provision for loan losses decreased by $4.0 million or 55.6% to $3.2 million as compared to $7.2 million for the same prior year period. A $6.3 million provision was made in the second quarter of fiscal 1999 based on management's rigorous review of BankUnited's loan portfolio. See "Managements' Discussion and Analysis - Results of Operations - Provision for Loan Losses" in BankUnited's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, for more information regarding management's review.

Non-Interest Expenses

         Non-interest expenses increased $2.7 million to $13.8 million for the three months ended June 30, 2000, compared to $11.1 million for the same prior year period. Non-interest expenses for the three months ended June 30, 2000, included increased expenses for employee compensation and benefits expenses and advertising and promotion expenses. Total non-interest expenses, as a percentage of average assets, increased from 1.19% for the three months ended June 30, 1999, to 1.31% for the same period in 2000.

         Non-interest expenses increased by $5.2 million, or 14.7%, to $40.5 million for the nine months ended June 30, 2000, compared to $35.3 million for the same prior year period. The increase in expenses is attributable to the growth BankUnited has experienced, including the additional costs relating to the branding campaign launched by the Bank during the first quarter of fiscal 2000, as well as the hiring of additional associates in the key sales areas of business banking and private banking, offset by the effect of the restructuring charge incurred during the second quarter of fiscal 1999. Total non-interest expenses, as a percentage of average assets, increased from 1.25% for the nine months ended June 30, 1999, to 1.33% for the same period in 2000 as a result of the additional charges. See "Managements' Discussion and Analysis - Restructuring" in BankUnited's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, for more information regarding the restructuring charge.

Income Taxes

         The income tax provision increased by $0.4 million, or 18.2%, to $2.6 million for the three months ended June 30, 2000, compared to $2.2 million for the prior year period. For the nine months ended June 30, 2000, the income tax provision increased by $11.9 million, or 290.2%, to a net expense of $7.8 million, compared to a net benefit of $4.1 million for the same prior year period. These increases were due to the higher pre-tax earnings during the three and nine months ended June 30, 2000, as compared to the prior year period.

Extraordinary Item

         In November 1999, the Board of Directors of BankUnited authorized the purchase, from time to time, in the open market, or otherwise, of up to 300,000 shares of the Trust Preferred Securities. During the nine months ended June 30, 2000, BankUnited purchased 156,299 shares of the Trust Preferred Securities. The Trust Preferred Securities were purchased at a cost of $2.7 million resulting in an extraordinary gain as a result of the early extinguishment of the Trust Preferred Securities in the amount of $0.7 million, net of $0.4 million in taxes.

SELECTED FINANCIAL DATA

         The following table presents a five-quarter summary of selected financial information.

                                                                             At or For the Three Months Ended
                                                           ------------------------------------------------------------------
                                                            June 30,      March 31,   December 31,  September 30,   June 30,
                                                              2000          2000          1999          1999          1999
                                                           ----------    ----------    ----------    ----------    ----------
                                                              (Unaudited; dollars in thousands, except earnings per share)
Operations data:
   Net interest income .................................   $   19,634    $   19,638    $   19,189    $   18,500    $   15,891
   Provision for loan losses ...........................        1,000         1,000         1,200           753           450
   Non-interest income .................................        1,602         1,570         1,307         1,109         1,189
   Non-interest expense ................................       13,777        13,753        12,988        13,100        11,135
   Provision for income taxes ..........................        2,631         2,635         2,579         2,147         2,164
   Extraordinary item, net of taxes ....................            9           261           431            --            --
   Net income ..........................................        3,639         3,883         3,963         3,412         3,139

Per common share data:
   Net income before extraordinary item:
     Basic .............................................   $     0.20    $     0.20    $     0.19    $     0.19    $     0.17
     Diluted ...........................................   $     0.20    $     0.20    $     0.19    $     0.18    $     0.17
   Net income after extraordinary item:
     Basic .............................................   $     0.20    $     0.21    $     0.22    $     0.19    $     0.17
     Diluted ...........................................   $     0.20    $     0.21          0.21    $     0.18    $     0.17

   Weighted average number of common
     shares outstanding:
       Basic ...........................................       18,190        18,189        18,304        18,392        18,413
       Diluted .........................................       18,689        18,726        18,975        19,269        19,195

Financial condition data:
   Loans receivable, net (1) ...........................   $3,656,566    $3,559,025    $3,408,988    $3,302,866    $3,120,658
   Total assets ........................................    4,438,171     4,267,455     4,031,988     4,078,471     3,932,725
   Deposits ............................................    2,540,061     2,438,580     2,360,942     2,279,798     2,228,745
   Borrowings ..........................................    1,421,672     1,358,106     1,216,426     1,328,148     1,242,169
   Company obligated mandatorily redeemable
     trust preferred securities of subsidiary trusts
     holding solely junior subordinated deferrable
     interest debentures of BankUnited .................      214,593       214,593       216,006       218,500       218,500
   Stockholders' equity ................................      198,020       195,629       191,991       190,137       188,379

   Book value per common share .........................   $    10.37    $    10.24    $    10.04    $     9.88    $     9.74
   Tangible book value per common share ................   $     8.71    $     8.55    $     8.33    $     8.16    $     8.01

Performance ratios:
   Return on average tangible common equity ............         9.33%        10.19%        10.54%         9.17%         8.49%
   Return on average assets ............................         0.36%         0.40%         0.42%         0.38%         0.36%
   Net interest yield on earning assets ................         1.93%         2.01%         2.06%         2.05%         1.76%
   Net interest spread .................................         1.76%         1.86%         1.90%         1.89%         1.62%
   Efficiency ratio ....................................        62.16%        62.04%        60.87%        64.81%        62.58%

(1)  Includes loans held for sale.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The discussion contained in BankUnited's Annual Report on Form 10-K for the year ended September 30, 1999, under Item 7a, "Quantitative and Qualitative Disclosures about Market Risk," provides detailed quantitative and qualitative disclosures about market risk and should be referenced for information thereon. In addition, the following discussion addresses the sources and effects of developments during the nine months ended June 30, 2000, which related to risks associated with investments and mortgage-backed securities.

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

         Another measure used by BankUnited to reduce its exposure to interest rate risk, is borrowing under the "knockout" advance program offered by the FHLB. In general, a knockout advance is structured as a fixed rate advance that the FHLB may convert to a floating rate indexed to the 3-month LIBOR rate if, at the end of any given quarter after the non-callable period, the 3-month LIBOR rate equals or exceeds an agreed upon threshold rate. Should a particular advance be converted by the FHLB, its rate will reset quarterly for the remainder of its term.

         During the nine months ended June 30, 2000, BankUnited borrowed a total of $250 million in knockout advances, each with a 10-year term and a one year non-callable period. The initial rates on these advances range from 5.85% to 6.94% while the threshold rates range from 8.50% to 9.75%. BankUnited has chosen to borrow under the knockout advance program because, as long as these advances remain unconverted by the FHLB, the stability of BankUnited's net interest margin will be enhanced. However, if the 3-month LIBOR rate were to rise so as to allow the FHLB to convert one or more of BankUnited's knockout advances, the funding costs associated with the converted advance would become higher and more volatile, negatively impacting BankUnited's net interest margin.

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

                                           BANKUNITED FINANCIAL CORPORATION


                                           By: /s/ Humberto Lopez
                                              ----------------------------------
                                               Humberto Lopez
                                               Executive Vice President and
                                               Chief Financial Officer

Date: August 14, 2000

                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
                 Form 10-Q for the Quarter Ended June 30, 2000

                                INDEX TO EXHIBITS

                                                                   Sequentially
Exhibit No.                                                        Numbered Page
-----------                                                        -------------

    27.1         Financial Data Schedule