Form 10-K
period 2000-09-30
BANKUNITED FINANCIAL CORP
filed 2000-12-28
CIK 894490

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the fiscal year ended September 30, 2000

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                         Commission File Number 5-43936

                        BANKUNITED FINANCIAL CORPORATION
             (Exact name of Registrant as specified in its charter)

               Florida                                    65-0377773
    (State or other jurisdiction of                    (I.R.S.  Employer
     incorporation or organization)                 Identification Number)

    255 Alhambra Circle, Coral Gables, Florida                  33134
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

     The aggregate market value of the Class A Common Stock and Class B Common Stock held by non-affiliates of the Registrant, based upon the average price on December 13, 2000, was $127,914,921.* The Class A Common Stock is the only publicly traded voting security of the Registrant.

     The shares of the Registrant's common stock outstanding as of December 13, 2000 were as follows:

                  Class                                Number of Shares

     Class A Common Stock, $.01 par value                 17,794,408
     Class B Common Stock, $.01 par value                    446,262

                       DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant's Definitive Proxy Statement for its 2001 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K pursuant to General Instruction G(3) of the Form 10-K. Information from such Definitive Proxy Statement will be incorporated by reference into Part III, Items 10, 11, 12 and 13 hereof.

-----------
* Based on reported beneficial ownership of all directors and executive officers of the Registrant; this determination does not, however, constitute an admission of affiliated status for any of these individual stockholders.

                        BANKUNITED FINANCIAL CORPORATION
                                 Form 10-K Index

PART I                                                                                    Page
Item 1.
           Business.....................................................................    2
           Market Area and Competition..................................................    3
           Lending Activities...........................................................    4
           Asset Quality................................................................    12
           Investments and Mortgage-Backed Securities...................................    14
           Mortgage Loan Servicing......................................................    16
           Sources of Funds.............................................................    16
           Activities of Subsidiaries...................................................    21
           Employees....................................................................    21
           Regulation...................................................................    22
           Taxation.....................................................................    30
Item 2.    Properties...................................................................    33
Item 3.    Legal Proceedings............................................................    33
Item 4.    Submission of Matters to a Vote of Security Holders..........................    33
Item 4A.   Executive Officers of the Registrant.........................................    34

PART II

Item 5.    Market for Registrant's Common Stock and Related Security Holder
             Matters....................................................................    37
Item 6.    Selected Financial Data......................................................    38
Item 7.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations......................................................    40
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk...................    61
Item 8.    Consolidated Financial Statements and Supplementary Data.....................    69
Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure...................................................    111

PART III

Item 10.   Directors and Executive Officers of the Registrant...........................    111
Item 11.   Executive Compensation.......................................................    111
Item 12.   Security Ownership of Certain Beneficial Owners and Management...............    111
Item 13.   Certain Relationships and Related Transactions...............................    111

PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K..............    112

                           Forward-Looking Statements

     When used in this Form 10-K or future filings by BankUnited Financial Corporation ("BankUnited") with the Securities and Exchange Commission, in BankUnited's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the word or phrases "will likely result," "expect," "will continue," "anticipate," "estimate," "project," "believe" and similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. BankUnited wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including general economic factors and conditions, changes in levels of market interest rates, credit risks of lending activities, competitive and regulatory factors, and expansion strategies could affect BankUnited's financial performance and could cause BankUnited's actual results for future periods to differ materially from those anticipated or projected. BankUnited does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

                                     PART I

Item 1. Business

BUSINESS OF BANKUNITED FINANCIAL CORPORATION

General

     BankUnited is a Florida corporation and the savings and loan holding company for BankUnited, FSB (the "Bank"). BankUnited's principal business currently consists of the operations of the Bank. The Bank was founded in 1984 as a savings and loan association. In 1993, the Bank was converted to a federally chartered savings bank and became a wholly-owned subsidiary of BankUnited, pursuant to a plan of reorganization approved by its shareholders. The Bank's revenues are derived principally from interest earned on loans, mortgage-backed securities and investments, and its primary expenses arise from interest paid on deposits and borrowings and non-interest operating expenses incurred in operations. At September 30, 2000, BankUnited had assets of $4.6 billion, deposits of $2.6 billion and stockholders' equity of $ 0.2 billion.

     Prior to 1998, the primary business strategy of BankUnited was to generate stable interest-bearing deposits and use the proceeds to purchase residential mortgages in the secondary market. In 1998, BankUnited initiated several fundamental changes in its business strategy. During the first half of 1998, through the Consumers Bancorp, Inc. ("Consumers") and Central Bank ("Central") acquisitions, the Bank expanded its deposit base and product lines to include new consumer and commercial products. In December 1998, after consideration of several factors, the decision was made to reposition BankUnited. First, because of continued competition from other investors and unfavorable changes in the rate environment, the yields from purchased residential mortgages no longer provided sufficient returns to BankUnited or to other institutions with similar investment strategies. Second, increased competition for certificates of deposit and other long-term savings from online brokers, mutual funds and other out of market institutions resulted in an increase in interest rates relative to earnings on assets. Third, numerous acquisitions of local banks by sizeable out-of-state institutions created a large number of dissatisfied customers who were seeking a strong, community-based bank and who were willing to move their relationships. Fourth, the increasing velocity of change and commoditization of the financial services industry made it increasingly critical that surviving participants define customer bases and core competencies and begin to deliver around them.

     BankUnited commenced this repositioning process by hiring a new President and executive management team, under whose direction a restructuring to streamline the organization, lower expenses, increase profit margins and improve the use of its deposit base was completed. As a result of this restructuring, BankUnited has eliminated its dependence on purchasing residential mortgage loans in the secondary market; instead the focus is on originating residential loans, and on increasing its emphasis on commercial lending, consumer lending and small business banking. New products and services were implemented to meet customer needs, and the expansion of the branch network continued.

     BankUnited currently has thirty-two branch offices in southeast Florida and one in southwest Florida and anticipates opening four to six additional branch offices in fiscal year 2001. BankUnited is also re-evaluating existing branch locations to ensure that its markets are optimally served.

     The Bank is a member of the Federal Home Loan Bank of Atlanta (the "FHLB") and is subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision (the "OTS") and the Federal Deposit Insurance Corporation (the "FDIC"). Deposits in the Bank are insured by the Savings Association Insurance Fund to the maximum extent permitted by law.

Market Area and Competition

     BankUnited conducts business in Miami-Dade, Broward, Palm Beach and Collier counties ("South Florida") which geographic region, at June 30, 2000, had a total of approximately $86 billion in deposits at commercial banks and savings institutions (42.4% of the total $202.7 billion of deposits in Florida). BankUnited intends to continue to strategically establish or acquire branch offices in its market area and may expand into other parts of Florida.

     BankUnited encounters strong competition in attracting retail and business deposits and loans. BankUnited's most direct competition for deposits historically has been from commercial banks, brokerage houses, other savings associations, and credit unions located in its market area. Recently, BankUnited has also experienced competition from out-of-state organizations that offer premium deposit rates to offset their lack of physical locations in the market area. Many non-bank competitors actively seek a share of deposit business and some brokerage houses compete directly for small business loans. BankUnited also competes in its market area with the branch offices of several regional and super-regional commercial banks and savings associations that are substantially larger and have more extensive operations than BankUnited, including several formerly independent entities, which have recently been acquired by larger institutions headquartered out of state.

     The consolidation of the financial services industry has created opportunities and challenges for BankUnited. Mergers among institutions have disrupted many customer relationships and created an opening for BankUnited to acquire new customers. Larger institutions, however, have been able to achieve economies of scale in operational processes, offer a broader and more sophisticated product mix, have a reduced cost of capital and offer more extensive electronic banking facilities. BankUnited's goal is to compete for savings and other deposits by offering depositors a higher level of personal service, together with a wide range of deposit products offered at competitive rates.

     The competition in originating real estate and other loans comes principally from commercial banks, mortgage banking companies and other savings associations. BankUnited competes for loan originations primarily through the interest rates and loan fees that it charges, the types of loans that it offers, and the efficiency and quality of service that it provides. While BankUnited has been, and intends to continue to be, primarily a residential lender, BankUnited has recently increased its emphasis on commercial real estate, construction, commercial and consumer lending, as discussed more fully below. Factors that effect competition in lending include general and local economic conditions, current interest rates and volatility of the mortgage markets. Management continues to evaluate market needs and products to meet those needs that also allow BankUnited to control the growth of its assets and liabilities. As with its deposit products, BankUnited's strategy is to promote a higher level of personal service and to position itself as a community bank offering a full range of financial services.

Lending Activities

     From inception in 1984 through 1998, BankUnited's primary source of earning assets was the purchase of one-to-four family residential mortgage loans in the secondary market. During the last six months of fiscal 1998 and the first six months of fiscal 1999,BankUnited experienced significant prepayment of these loans and as a result BankUnited discontinued purchasing One-Year CMT loans which are adjustable-rate mortgages with an index tied to the weekly average yield on one-year U.S. Treasury securities adjusted to a constant maturity published by the Federal Reserve ("One-Year CMT"),altered its practice of purchasing loans in the secondary market, and turned its focus to producing assets. BankUnited's current lending strategy includes originating residential mortgages and expanding its commercial real estate, real estate construction, commercial, and small business lending, as well as offering consumer loans, such as home equity loans and lines, and automobile loans. The credit approval process generally involves both a credit scoring process and traditional underwriting methodologies. BankUnited's credit approval policies and procedures are updated as necessary to encompass new products and services.

     Loan Portfolio. BankUnited's loan portfolio primarily consists of mortgage loans secured by one-to-four family residential and commercial real estate. As of September 30, 2000, BankUnited's loan portfolio before deferred fees and allowance for loan loss ("net items") totaled $3.7 billion, of which $3.2 billion or 87.8% consisted of one-to-four family residential mortgage loans. At the present time, BankUnited's residential real estate loans are primarily "conventional" loans not insured by the Federal Housing Administration (the "FHA") or guaranteed by the Veterans Administration (the "VA"). BankUnited is, however, approved to originate FHA and VA loans. As of September 30, 2000, the remainder of BankUnited's loan portfolio consisted of $155.6 million of commercial real estate loans (4.2% of total loans); $83.0 million of commercial business loans (2.3% of total loans); $73.3 million of construction and land loans (2.0% of total loans); $66.5 million of consumer loans (1.8% of total loans); and $71.0 million of multi-family (five-or-more units) residential real estate loans (1.9 % of total loans).

     At September 30, 2000, $1.7 billion, or 47.2% of BankUnited's total loan portfolio before net items, consisted of purchased mortgage loans and loan participations, serviced by others. These loans were primarily one-to-four family residential mortgage loans. At September 30, 2000, BankUnited's loan portfolio included $445.6 million of residential mortgage loans to non-resident aliens, which was 12.1% of total loans before net items. See "Residential Mortgage Loan Originations and Purchases" for additional information on BankUnited's loans to non-resident aliens.

     Set forth below is a table showing BankUnited's loan origination, purchase and sale activity for the periods indicated.

                                                                                 Year End September 30,
                                                                          2000             1999              1998
                                                                      -----------------------------------------------
                                                                                      (in thousands)
Total loans receivable, net, at beginning of period (1) ........      $ 3,302,866       $ 3,042,014       $ 1,765,723
Loans originated:
    Residential real estate ....................................          667,466           592,899           312,749
    Commercial real estate, business and consumer ..............          256,733           130,226            73,692
                                                                      -----------------------------------------------
Total loans originated (1) .....................................          924,199           723,125           386,441
Loans acquired in acquisition(2) ...............................               --                --           111,786
Loans purchased (3) ............................................            5,465           803,329         2,747,061
Loans sold .....................................................          (10,210)          (23,564)         (173,498)
Loans securitized ..............................................               --                --          (355,469)
Principal repayments and amortization of discounts and
  premiums .....................................................         (543,321)       (1,228,540)       (1,435,075)
Increase in allowance for loan losses, net .....................             (925)           (5,979)           (2,435)
Transfers to real estate owned, net ............................           (7,305)           (7,519)           (2,520)
                                                                      -----------------------------------------------
Total loans receivable, net, at end of period (1) ..............      $ 3,670,769       $ 3,302,866       $ 3,042,014
                                                                      ===============================================

(1)  Includes loans held for sale.
(2) Loans acquired in the Central and Consumers mergers included $69.6 million of one-to-four family residential real estate loans, $15.3 million of commercial real estate loans and $26.8 million of other types of loans. See "Managements Discussion and Analysis of Financial Condition and Results of Operations-Acquisitions" for additional information regarding the acquisitions.
(3) Loans purchased are primarily one-to-four family residential real estate loans.

     The following table sets forth certain information with respect to the composition of BankUnited's loan portfolio, including mortgage loans held for sale, as of the dates indicated.

                                                                      As of September 30,
                                               --------------------------------------------------------------
                                                        2000                 1999                 1998
                                               --------------------------------------------------------------
                                                  Amount   Percent     Amount   Percent     Amount    Percent
                                                  ------   -------     ------   -------     ------    -------
First and second mortgage loans:                                     (dollars in thousands)
One-to-four family residential loans ......... $ 3,218,868   87.8%  $ 3,010,427   91.1%  $ 2,788,838   91.6%
Multi-family residential loans ...............      70,856    1.9%       30,057    0.9%       24,392    0.8%
Commercial real estate .......................     155,569    4.2%      141,090    4.3%      145,819    4.8%
Construction .................................      38,786    1.1%       15,425    0.5%        7,827    0.3%
Land .........................................      34,489    0.9%       23,659    0.7%        5,410    0.2%
                                               --------------------------------------------------------------
  Total first and second mortgage loans ......   3,518,568   95.9%    3,220,658   97.5%    2,972,286   97.7%

Consumer loans ...............................      66,480    1.8%       33,878    1.0%       30,401    1.0%
Commercial business loans ....................      83,023    2.3%       48,173    1.5%       15,550    0.5%
                                               --------------------------------------------------------------
Total loans receivable .......................   3,668,071  100.0%    3,302,709  100.0%    3,018,237   99.2%
                                               --------------------------------------------------------------
Deferred loan fees, premium and disc .........      15,730    0.4        12,264    0.4        29,905    1.0
Allowance for loan losses ....................     (13,032)  (0.4))     (12,107)  (0.4))      (6,128)  (0.2))
                                               --------------------------------------------------------------
  Loans receivable, net ...................... $ 3,670,769  100.0%  $ 3,302,866  100.0%  $ 3,042,014  100.0%
                                               ==============================================================
                                                          As of September 30,
                                               --------------------------------------
                                                       1997               1996
                                               --------------------------------------
                                                  Amount   Percent   Amount   Percent
                                                  ------   -------   ------   -------
First and second mortgage loans:                          (dollars in thousands)
One-to-four family residential loans ......... $ 1,565,815   88.6%  $ 570,951   88.3%
Multi-family residential loans ...............      32,163    1.8%     12,559    2.0%
Commercial real estate .......................     130,197    7.4%     49,318    7.6%
Construction .................................       7,477    0.4%         --   --
Land .........................................       7,997    0.5%      2,687    0.4%
                                               --------------------------------------
  Total first and second mortgage loans ......   1,743,649   98.7%    635,515   98.3%

Consumer loans ...............................       1,748    0.1%      2,648    0.4%
Commercial business loans ....................      10,890    0.6%      5,822    0.9%
                                               --------------------------------------
Total loans receivable .......................   1,756,287   99.4%    643,985   99.6%
                                               --------------------------------------
Deferred loan fees, premium and disc .........      13,129    0.8       4,558    0.7
Allowance for loan losses ....................      (3,693)  (0.2))    (2,158)  (0.3)
                                               --------------------------------------
  Loans receivable, net ...................... $ 1,765,723  100.0%  $ 646,385  100.0%
                                               ======================================

Applicable regulations permit BankUnited to engage in various categories of secured and unsecured commercial and consumer lending, in addition to residential real estate financing, subject to limitations on the percentage of total assets attributable to certain categories of loans. An additional limitation imposed by regulation requires that certain types of loans only be made in aggregate amounts that do not exceed specified percentages of the institution's capital. The following table sets forth, as of September 30, 2000, the amount of loans (including mortgage loans held for sale) by category and expected principal repayments. These repayments are based on historical experience.

                                         Outstanding at
                                          September 30,                                               2005-      2007-    2011 and
                                               2000        2001      2002       2003       2004       2006       2010    Thereafter
                                           ----------------------------------------------------------------------------------------
First and second mortgage loans:                                              (dollars in thousands)
One-to-four-family residential ..........  $ 3,218,868  $ 507,980  $ 453,686  $ 392,764  $ 303,299  $ 431,986  $ 516,768  $ 612,385
Multi-family residential ................       70,856      7,703      6,702     10,647     20,710     19,855      4,888        351
Commercial real estate ..................      155,569     42,376     38,250     19,226     14,036     23,145     17,102      1,434
Construction ............................       38,786      2,662     23,417     12,649         --         --         --         --
Land ....................................       34,489     25,869      7,858        602         57         62         41         --
                                           ----------------------------------------------------------------------------------------
Total first and second mortgage loans ...    3,518,568    586,590    529,913    435,888    338,102    475,048    538,799    614,170
                                           ----------------------------------------------------------------------------------------
Consumer loans ..........................       66,480     16,762     12,828      9,046      5,067      5,624      5,844     11,309
Commercial business loans ...............       83,023     52,766     19,367      3,929      1,382      5,393        134         52
                                           ----------------------------------------------------------------------------------------
Total loans .............................  $ 3,668,071  $ 656,118  $ 562,108  $ 448,863  $ 344,551  $ 486,065  $ 544,777  $ 625,531
                                           ========================================================================================

     As of September 30, 2000, 45.7% of BankUnited's loans receivable before net items (36.8% of total assets) were secured by properties located in Florida and 11% of loans receivable before net items (8.8% of total assets) were secured by properties located in California. No other state comprises more than 10%. Because of this concentration, regional economic circumstances in those states could affect the level of BankUnited's non-performing loans. The following table sets forth, as of September 30, 2000, the distribution of the amount of BankUnited's loans receivable before net items (including mortgage loans held for sale) by state.

                                                   Outstanding at
     State                                       September 30, 2000
     -----                                       ------------------
                                               (dollars in thousands)
     Florida(l)............................         $ 1,677,336
     California............................             402,797
     New York..............................             132,423
     Massachusetts.........................             113,297
     Colorado..............................             109,258
     New Jersey............................              91,948
     Virginia..............................              89,956
     Texas.................................              86,157
     Illinois..............................              79,976
     Maryland..............................              79,585
     Connecticut...........................              66,405
     Michigan..............................              60,315
     Washington............................              57,627
     Georgia...............................              50,815
     Arizona...............................              47,682
     North Carolina........................              47,582
     Pennsylvania..........................              43,114
     Ohio..................................              36,181
     Utah..................................              33,238
     Oregon................................              24,877
     Tennessee.............................              20,631
     Minnesota.............................              19,890
     Nevada................................              17,685
     South Carolina........................              16,842
     District of Columbia..................              12,404
     Indiana...............................              11,804
     New Mexico............................              11,159
     Missouri..............................              10,401
     Alabama...............................               9,484
     Kansas................................               9,244
     Oklahoma..............................               7,254
     Wisconsin.............................               6,918
     Idaho.................................               6,124
     Arkansas..............................               5,424
     Kentucky..............................               4,787
     Louisiana.............................               4,713
     Iowa..................................               4,185
     Wyoming...............................               3,983
     Nebraska..............................               3,671
     Montana...............................               3,216
     New Hampshire.........................               3,189
     Hawaii................................               3,107
     Delaware..............................               2,990
     Maine.................................               2,570
     Rhode Island..........................               2,354
     Mississippi...........................               1,817
     Alaska................................               1,638
     Vermont...............................               1,411
     Other.................................                 860
     Not secured by real estate............             127,747
                                                    -----------
     Total loans...........................         $ 3,668,071
                                                    ===========

(1) Does not include $ 5.7 million of tax certificates representing liens secured by properties in Florida.

One-to-Four Family Residential Mortgage Loan Originations and Purchases. BankUnited's lending primarily involves originating loans secured by first mortgages on real estate improved with single-family dwellings. During fiscal 2000, BankUnited continued to reduce its dependence on purchasing residential mortgage loans in the secondary market by focusing on originating these loans. BankUnited originates one-to-four family residential mortgage loans through its branches and its network of non-affiliated wholesale brokers. In fiscal 2000, the wholesale brokers generated approximately 92% of BankUnited's one-to-four family residential mortgage loan originations. Currently, BankUnited is generating these loans with approximately 200 wholesale brokers located mainly in South Florida. During fiscal year 2001, BankUnited plans to expand its wholesale broker network throughout the State of Florida and other selected states. Originations in the wholesale program, together with branch lending, reached $667.5 million, $592.9 million, and $312.7 million for the years ended September 30, 2000, 1999, and 1998, respectively.

     The Bank services loans that it originates and endeavors to purchase loans servicing-released when available and appropriate. At September 30, 2000, $3.2 billion or 87.7%, of BankUnited's total loan portfolio consisted of one-to-four family residential loans, of which $1.5 billion, or 46.9%, were adjustable rate mortgage ("ARM") loans and $1.7 billion, or 53.1%, were fixed rate mortgage loans. BankUnited's first mortgage loans purchased or originated are generally repayable over 15 or 30 years. Additionally, BankUnited offers 40 year ARM loans on a limited basis. Residential loans typically remain outstanding for shorter periods than their contractual maturities because borrowers prepay the loans in full upon sale of the mortgaged property or upon refinancing of the original loan.

     BankUnited's ARMs generally have interest rates that adjust after an initial 1 month, 3 month, or 3, 5 or 7 year fixed-rate term ("hybrid" ARMs) and, to a lesser extent, semi-annually or annually with subsequent interest rate adjustments at a margin over the One-Year CMT or the 12 month moving average of the monthly average yield on U.S. Treasury securities adjusted to a constant maturity of one year published by the Federal Reserve ("MTA's"). Further, a portion of these ARMs provide for initial rates of interest which are significantly below the rates which would prevail were the contractual interest rate index and margin used for repricing applied initially. Such loans are commonly referred to as being in their teaser rate period. These loans adjust to the contractual rate on the first scheduled interest rate adjustment date. The maximum interest rate adjustment of BankUnited's ARMs is generally 1% semi-annually and 6% over the life of the loan, above or below the initial rate on the loan for semi-annual adjustable, or 2% annually and 6% over the life of the loan, above or below the initial rate on the loan for annual adjustable and hybrid ARMs. The maximum interest rate adjustment for Hybrid ARMs which are tied to the MTA index range from none to 2%, periodically, and up to 11.95% over the life of the loan.

     Applicable regulations permit BankUnited to lend up to 100% of the appraised value of the real property securing a loan ("loan-to-value ratio"). When terms are favorable, BankUnited may purchase or originate single-family mortgage loans with loan-to-value ratios between 80% and 95%. In most of these cases, BankUnited will, as a matter of policy, require the borrower to obtain private mortgage insurance which insures that portion of the loan exceeding the 80% loan-to-value ratio, thereby reducing the risk to no more than 80% of appraised value. All loans are reviewed by BankUnited's underwriters to ensure that guidelines are met or that waivers are obtained in situations where offsetting factors exist.

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

     In its loan purchases, BankUnited generally reserves the right to reject particular loans from a loan package being purchased and rejects loans in a package that do not meet its commitment criteria. In determining whether to purchase a loan, BankUnited assesses both the borrower's ability to repay the loan and the adequacy of the proposed collateral. In determining the borrower's ability to repay, BankUnited reviews information concerning the income, financial condition, employment and credit history of the applicant and generally obtains a credit report on the borrower separate from that provided by the loan seller. BankUnited reviews the appraisal obtained by the loan seller or originator and, based upon pre-determined criteria and review of the loan file, may arrange for an updated review appraisal before purchasing the loan. An appraisal will generally be ordered if the property securing the loan is located in a designated area (such as a geographic region known for fluctuating property values), if the loan size or loan-to-value ratio meets certain thresholds, or if an underwriter or other Bank officer, upon review of the loan file, determines that it is prudent to order an appraisal. With respect to a substantial percentage of loans purchased, the collateral value is confirmed by reference to a review appraisal. Otherwise, the collateral value is determined by reference to the documentation contained in the original file. A legal review of every loan file is conducted to determine the adequacy of the legal documentation. BankUnited receives various representations and warranties from the sellers of the loans regarding the quality and characteristics of the loans.

     BankUnited has adopted written, non-discriminatory underwriting standards for use in the underwriting and review of every loan considered for origination or purchase. These underwriting standards are reviewed and approved annually by BankUnited's Board of Directors. BankUnited's underwriting standards for residential mortgage loans generally conform to standards established by the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation (the "FHLMC"), except that BankUnited's underwriting standards allow it to make loans (i) to non-resident aliens, as discussed below,
(ii) exceeding the FNMA or FHLMC limits, and (iii) in cases where specific characteristics of the loan or borrower may compensate for the lack of conformity with the FNMA or FHLMC criteria.

      Borrowers are required to obtain casualty insurance and, if applicable, flood insurance in amounts at least equal to the outstanding loan balance or the maximum amount allowed by law. BankUnited also requires that a survey be conducted and title insurance be obtained, insuring the priority of its mortgage lien.

     BankUnited originates first mortgage loans to non-resident aliens in a manner similar to that described above for other residential loans. At September 30, 2000, approximately $445.6 million, or 12%, of the BankUnited's loan portfolio before net items were first mortgage loans to non-resident aliens secured by single-family residences located in Florida. Loans to non-resident aliens generally afford BankUnited an opportunity to receive rates of interest higher than those available from other single-family residential loans. Nevertheless, certain aspects of such loans may involve a greater degree of risk than conforming single-family residential mortgage loans. The ability to obtain access to the borrower is more limited for non-resident aliens, as is the ability to attach or verify assets located in foreign countries. BankUnited has attempted to minimize these risks through its underwriting standards for such loans including generally more conservative loan-to-value ratios and qualification based on verifiable assets located in the United States.

     Commercial Real Estate and Multi-Family Lending. BankUnited's commercial real estate lending division originates or participates in multi-family and commercial real estate loans. BankUnited sells a participating interest in the majority of the larger loans for risk management purposes in the normal course of business. The lending policy limits the Bank's risk to $25 million for a single loan and no more than $40 million to a single borrower. BankUnited's strategy is to promote commercial lending together with private banking, as both areas seek to develop long-term relationships with select businesses, real estate investors, and professionals. At September 30, 2000, BankUnited had $226.4 million of commercial real estate loans and multi-family loans, representing a total of 6.17% of BankUnited's loan portfolio before net items.

     BankUnited's commercial real estate loan portfolio includes loans secured by apartment buildings, office buildings, industrial/warehouses, retail centers and other properties, which are located in BankUnited's primary market area. Commercial real estate loans generally are originated in amounts up to 75% of the appraised value of the property securing the loan. Because commercial real estate and commercial lending requests are generally more complicated and involve larger dollar amounts, evaluation of such credit requests continues to rely on traditional credit analysis, including income projection, participation by the buyer, breakeven analysis and internal and external collateral evaluations. In determining whether to originate or purchase multi-family or commercial real estate loans, BankUnited also considers such factors as the financial condition and track record of the borrower, and the debt service coverage of the property. Commercial real estate loans are made at both fixed and adjustable interest rates, typically for terms of less than 60 months, but may be up to 15 years.

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

     Real Estate Construction Lending. BankUnited makes real estate construction loans to individuals for the construction of their residences, as well as to builders and real estate developers for the construction of one-to-four-family residences and commercial and multi-family real estate. At September 30, 2000, BankUnited had $38.8 million of construction loans representing a total of 1.1% of BankUnited's loan portfolio before net items. Construction loans to individuals for their private residences are structured to be converted to permanent loans with the Bank at the end of the construction phase. Such residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential mortgage loans. The Bank's residential construction loans typically have terms of up to nine months and have rates higher than permanent residential mortgage loans offered by the Bank. During the construction phase, the borrower pays interest only. Generally, the maximum loan-to-value ratio of an owner occupied single-family construction loan is 90%.

     The Bank makes construction loans on commercial real estate projects secured by apartments, retail centers, industrial warehouse properties, office buildings, medical facilities or other property. These loans are structured to be converted to permanent loans at the end of the construction phase, which generally runs from 12 to 24 months. These construction loans have rates, which are higher than permanent commercial real estate loans currently offered by the Bank and the terms are generally consistent with those of permanent loans. These loans generally provide for the payment of interest and loan fees from loan proceeds. The loans are underwritten to the same standards as commercial real estate loans described above. Because of the uncertainties inherent in estimating construction costs and the market for the project upon completion, it is often difficult to determine the total loan funds that will be required to complete a project, the related loan-to-value ratios and the likelihood of ultimate success of a project. Construction loans to borrowers other than owner-occupants also involve many of the same risks discussed above regarding commercial real estate loans and tend to be more sensitive to general economic conditions than many other types of loans.

     Land. BankUnited makes land loans to individuals for the purchase of land for their residences, as well as to builders and real estate developers for purchase of land for future commercial development.

Generally, the Bank requires for all land loans that they be developed within twelve to eighteen months. As a matter of policy the Bank does not make speculative land loans. At September 30, 2000, BankUnited had $34.5 million of land loans representing a total of 0.9% of BankUnited's loan portfolio before net items.

     Commercial Business and Small Business Lending. Commercial and small business loans totaled $83.0 million as of September 30, 2000, representing 2.3 % of total loans before net items. Commercial business loans are made to companies with annual sales revenue in excess of $5.0 million in BankUnited's market area. Small business loans are made to companies with annual sales revenue less than $5.0 million and the loans do not typically exceed $1.0 million. BankUnited also offers payroll and merchant services through outside vendors, as well as in-house treasury management services. BankUnited makes both secured and unsecured loans, although the majority of these loans are on a secured basis. Accounts receivable, inventory, equipment, and/or general corporate assets of the borrowers, as well as the personal guarantee of the principal typically secure the loans. The loans typically have fixed and variable prime-based interest rates and are originated for terms ranging from 1 to 5 years. In its loan underwriting, BankUnited evaluates the value of the collateral securing the loan and assesses the borrower's creditworthiness and ability to repay. A credit scoring approval is used, and exceptions to credit policy guidelines are discouraged, but may be available depending on all the circumstances. While these loans generally are made for shorter terms and at higher yields than one-to-four-family residential loans, such loans generally involve a higher level of risk than one-to-four-family residential loans because the risk of borrower default is greater and the collateral may be more difficult to liquidate and more likely to decline in value.

     Consumer Lending. Consumer loans totaled $66.5 million as of September 30, 2000, representing 1.8% of total loans before net items. This portfolio consists primarily of automobile loans and home equity lines of credit. During fiscal 1999, BankUnited ceased its strategy of purchasing indirect paper from auto dealers and shifted its emphasis to primarily home equity lines and consumer loans. Consumer loans, with the exception of home equity lines of credit, are offered primarily on a fixed-rate, short-term basis. The underwriting standards employed by BankUnited for consumer loans include a determination of the applicant's payment history on other debts, an assessment of the borrower's ability to make payments on the proposed loan and other indebtedness and a review of the value of the security. In addition, BankUnited utilizes an on-line application and credit scoring system to assist in determining an applicant's creditworthiness. BankUnited's consumer loans tend to have higher interest rates and shorter maturities than one-to-four family residential loans because the risk of borrower default is greater and the collateral is more likely to decline in value.

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

     Additionally, under standard banking practices, an institution's asset quality is also measured by the level of non-performing loans in the institution's portfolio and real estate acquired in foreclosure ("REO"). Non-performing loans consist of (i) non-accrual loans; (ii) loans that are more than 90 days contractually past due as to interest or principal but that are well-secured and (iii) loans that have been renegotiated to provide a deferral of interest or principal because of a deterioration in the financial condition of the borrower. BankUnited issues delinquency notices to borrowers when loans are 30 or more days past due, and places these loans on non-accrual status when more than 90 days past due. When a loan is placed on non-accrual status, BankUnited reverses all accrued and uncollected interest and also begins appropriate legal procedures to obtain repayment of the loan or otherwise satisfy the obligation.

     As of September 30, 2000, BankUnited had $23.9 million in substandard assets of which $23.5 million are classified as non-performing assets. Substandard assets consisted of the following:

                                                    As of September 30, 2000
                                                    ------------------------
                                                         (in thousands)

     One-to-four family residential loans ...............    $13,073
     Multi-family residential ...........................        557
     Commercial real estate .............................      1,579
     Land ...............................................      1,104
     Commercial business and consumer loans .............      5,260
     REO ................................................      2,286
                                                             -------
                       Total Substandard Assets .........    $23,859
                                                             =======

     In addition, $517,000 of commercial business loans for which reserves have been established were classified as loss as of September 30, 2000.

     BankUnited's allowance for loan losses is established and maintained based upon management's evaluation of the risks inherent in BankUnited's loan portfolio including the economic trends and other conditions in specific geographic areas as they relate to the nature of BankUnited's portfolio. BankUnited's one-to four family residential loans and consumer loans are homogeneous in nature and no single loan is individually significant in terms of its size or potential risk of loss. Therefore, management evaluates these loans as a group of loans. Management utilizes historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan administration and resolution, the views of its regulators, and other relevant factors, such as assumptions and projections of future conditions in order to determine the adequacy of the allowance for loan losses on these loans. For commercial real estate loans, an estimated value of the property or collateral securing the loan is determined through an appraisal, where possible. In instances where BankUnited has not taken possession of the property or does not otherwise have access to the premises and therefore cannot obtain an appraisal, a real estate broker's opinion as to the value of the property is obtained based primarily on a drive-by inspection. If the unpaid balance of the loan is greater than the estimated fair value of the property, a reserve is established for the difference between the carrying value and the estimated fair value. Other loans such as non-mortgage commercial loans are evaluated individually as well. For these loans, a determination is made of the value of the collateral, if any, through examination of current financial information. If the unpaid balance of the loan is greater than estimated fair value of the property, a reserve is established for the difference between the carrying value and the estimated fair value.

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

     The above-described method of establishing an adequate provision for the allowance for loan losses inherently lacks precision. Because of the many factors that can affect recoverability, the estimated loss on an individual loan or group of loans may not be the same as the ultimate loss, if any, actually sustained. BankUnited performs the reserve analysis on a monthly basis which provides a mechanism for ensuring that estimated losses reasonably approximate ultimate losses, as any differences between estimated losses and ultimate losses will be immediately addressed in the evaluation and resulting loan loss provision. See "Management Discussion and Analysis of Financial Condition and Results of Operations - Asset Quality."

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

     Also included in BankUnited's investment portfolio are trust preferred securities issued by affiliates of FDIC-insured financial institutions or their holding companies. Such securities are primarily acquired for their liquidity and yield characteristics.

     The following table sets forth information regarding BankUnited's investments and mortgage-backed securities as of the dates indicated. Amounts shown are carrying value. For additional information regarding BankUnited's investments and mortgage-backed securities, including the carrying values and approximate market values of such securities, see Notes to Consolidated Financial Statements.

                                                                 As of September 30
                                                          ----------------------------------
                                                            2000         1999         1998
                                                          --------     --------     --------
                                                               (dollars in thousands)
Federal agency securities ............................    $  5,341     $  6,752     $ 22,188
Tax Certificates .....................................       5,699       14,815       40,007
Mortgage-backed securities ...........................     342,355      347,224      345,756
Other (1) ............................................      17,124       18,307       16,015
                                                          --------     --------     --------
              Total investment securities ............    $370,519     $387,098     $423,966
                                                          ========     ========     ========
              Weighted average yield .................       6.93%        6.74%        6.61%
                                                          ========     ========     ========

(1) Includes $14.3 million, $14.7 million and $15.5 million of trust preferred securities of other issuers as of September 30, 2000, 1999 and 1998, respectively.

     The following table sets forth information regarding the maturities of BankUnited's investments as of September 30, 2000. Amounts shown are carrying value:

                                                                          Periods to Maturity
                                                                        from September 30, 2000
                                           As of       ------------------------------------------------------------
                                       September 30,   Within      1 Through   5 Through     Over 10       Equity
                                           2000        1 Year       5 Years     10 Years      Years      Securities
                                         --------     --------     --------     --------     --------     --------
                                                                  (dollars in thousands)
Federal agency securities ...........    $  5,341     $    341     $  5,000     $     --     $     --     $     --
Tax certificates (1) ................       5,699        5,699           --           --           --           --
Mortgage-backed securities (1).......     342,355        1,827        6,838        2,818      330,872           --
Other ...............................      17,124           --           25           --       14,309        2,790
                                         --------     --------     --------     --------     --------     --------
              Total .................    $370,519     $  7,867     $ 11,863     $  2,818     $345,181     $  2,790
                                         ========     ========     ========     ========     ========     ========
Weighted average yield ..............        6.93%        7.09%        6.19%        6.29%        6.25%       N/A
                                         ========     ========     ========     ========     ========     ========

--------------

(1)  Maturities are based on historical experience.

Mortgage Loan Servicing

     BankUnited's mortgage loans servicing agreements generally provide for loan servicing fees ranging from 0.25% to 0.50% per annum of the declining principal amount of the loans, plus any late charges or other ancillary fees. Loan servicing fees for loans serviced under mortgage-backed securities programs are either subject to negotiation with the sponsoring agency or in certain instances set by the sponsoring agency. Servicing fees for loans sold to private investors are determined by agreement with the investor. Income from servicing is calculated based upon the contractual servicing fee, net of amortization of the carrying value of the mortgage servicing rights. At September 30, 2000 and 1999 BankUnited serviced mortgage loans for investors with unpaid principal balances of approximately $343.6 million and $421.8 million respectively, which are not reflected in the accompanying Consolidated Statements of Financial Condition.

     BankUnited is subject to certain costs and risks related to servicing delinquent loans. Servicing agreements relating to the mortgage-backed security programs of FNMA and FHLMC require the servicer to advance funds to make scheduled payments of interest, taxes and insurance, and in some instances principal, if such payments have not been received from the borrowers. However, BankUnited recovers substantially all of the advanced funds upon cure of default by the borrower, or through foreclosure proceedings and claims against agencies or companies that have insured or guaranteed the loans. Certain servicing agreements for loans sold directly to other investors require BankUnited to remit funds to the loan purchaser only upon receipt of payments from the borrower and, accordingly, the investor bears the risk of loss. BankUnited, however, is subject to the risk that declines in the market rates of interest for mortgage loans or other economic conditions will result in a revaluation of its servicing assets as borrowers refinance or otherwise prepay higher interest rate loans (See "Item 7a. Quantitative and Qualitative Disclosure about Market Risk").

Sources of Funds

     BankUnited's primary sources of funds for its investment and lending activities are customer deposits, loan repayments, funds from operations, BankUnited's capital (including trust preferred securities), Senior Notes and FHLB advances.

     Deposits. BankUnited offers a full variety of deposit accounts ranging from passbook accounts to certificates of deposit with maturities of up to five years. BankUnited also offers transaction accounts, which include personal and commercial checking accounts, negotiable order of withdrawal ("NOW") accounts, insured money market deposit accounts and the Diamond Program accounts. The Diamond Program is a package account that offers a suite of financial services. The rates paid on deposits are established periodically by management based on BankUnited's need for funds and the rates being offered by BankUnited's competitors with the goal of remaining competitive without offering the highest rates in the market area.

     BankUnited has placed increasing reliance on passbook accounts, money market accounts, short term certificates of deposit and other savings alternatives that are more responsive to market conditions than long-term, fixed-rate certificates. While market-sensitive savings instruments permit BankUnited to reduce its cost of funds during periods of declining interest rates, such savings instruments also increase BankUnited's vulnerability to periods of high interest rates. There are no regulatory interest rate ceilings on BankUnited's accounts (See "Item 7a. Quantitative and Qualitative Disclosure about Market Risk").

     The following table sets forth information concerning BankUnited's deposits by account type and the weighted average nominal rates at which interest is paid thereon as of the dates indicated:

                                                                                 As of September 30,
                                                       -----------------------------------------------------------------------
                                                               2000                     1999                     1998
                                                       --------------------    ----------------------    ---------------------
                                                         Amount       Rate       Amount         Rate       Amount        Rate
                                                       ----------     -----    ----------       -----    ----------      -----
                                                                                  (dollars in thousands)
Passbook accounts...................................   $  324,894     4.86%    $  379,503       4.57%    $  258,158      4.72%
                                                       ----------              ----------                ----------
Checking:
  Non-interest bearing..............................       72,253     -            50,075      --            46,748     --
  NOW accounts......................................      116,032     2.73%       125,617       2.75%        71,431      3.26%
  Insured money market..............................       90,531     4.79%        92,785       4.04%       115,104      4.05%
                                                       ----------              ----------                ----------
     Total transaction accounts.....................      278,816                 268,477                   233,283
                                                       ----------              ----------                ----------
     Total passbook and checking accounts...........      603,710                 647,980                   491,441
                                                       ----------              ----------                ----------
Certificates:
  30 - 89 day certificates of deposit...............        1,128     3.83%         2,260       4.40%         3,485      4.63%
  3 - 5 month certificates of deposit...............       19,547     5.66%        28,943       4.63%        96,221      5.20%
  6 - 8 month certificates of deposit...............      130,461     6.09%       273,090       4.92%       516,674      5.47%
  9 - 11 month certificates of deposit..............      280,019     6.45%       138,684       5.26%       104,296      5.69%
  12 - 17 month certificates of deposit.............      776,084     6.33%       688,792       5.21%       618,385      5.62%
  18 - 23 month certificates of deposit.............      184,924     6.18%        83,369       5.55%         9,770      5.64%
  24 - 29 month certificates of deposit.............      148,593     5.85%       102,394       5.66%        35,497      5.76%
  30 - 35 month certificates of deposit.............       32,493     6.09%        26,550       5.97%        15,040      5.89%
  36 - 60 month certificates of deposit.............      151,279     6.18%       109,686       6.13%        72,856      6.07%
  Public Funds......................................      281,300     6.02%       178,050       4.98%        86,159      5.35%
  Brokered certificates of deposit..................           --                      --                    75,000      5.66%
                                                       ----------              ----------                ----------
     Total certificates.............................    2,005,828               1,631,818                 1,633,383
                                                       ----------              ----------                ----------
         Totals.....................................   $2,609,538              $2,279,798                $2,124,824
                                                       ==========              ==========                ==========
                 Weighted average rates.............                  5.67%                     4.83%                    5.18%

     The following table sets forth information by various categories regarding the amount of BankUnited's certificate accounts (under $100,000) as of September 30, 2000 that mature during the period indicated.

                                                                         Periods to Maturity
                                                                       from September 30, 2000
                                            As of       ----------------------------------------------------
                                         September 30,    Within        1 to           2 to       More than
                                             2000         1 Year       2 Years        3 Years      3 Years
                                          ----------    ----------    ----------     ---------    ----------
                                                               (dollars in thousands)
Certificate accounts
3.00% to 3.99% .......................    $    1,134    $    1,134    $       --     $      --    $       --
4.00% to 4.99% .......................        44,341        43,745           360            27           209
5.00% to 5.99% .......................       401,608       360,908        23,341         4,793        12,566
6.00% to 6.99% .......................       729,879       551,096       133,570        29,881        15,332
7.00% to 7.99% .......................       156,660        87,102        57,825         9,795         1,938
                                          ----------    ----------    ----------     ---------    ----------
Total certificate accounts
  (under $100,000) ...................    $1,333,622    $1,043,985    $  215,096     $  44,496    $   30,045
                                          ==========    ==========    ==========     =========    ==========

     The following table sets forth information by various rate categories regarding the amounts of the BankUnited's jumbo ($100,000 and over) certificate accounts as of September 30, 2000 that mature during the periods indicated.

                                                                  Periods to Maturity
                                                                from September 30, 2000
                                           As of      --------------------------------------------
                                        September 30,  Within      1 to        2 to      More than
                                            2000       1 Year     2 Years     3 Years      3 Years
                                          --------    --------    --------    --------    --------
                                                         (dollars in thousands)
Jumbo certificate accounts
3.00% to 3.99% .......................    $     --    $     --    $     --    $     --    $     --
4.00% to 4.99% .......................      92,983      66,580      16,298      10,105          --
5.00% to 5.99% .......................     138,626     109,883      23,703       2,837       2,203
6.00% to 6.99% .......................     253,314     217,939      25,760       5,200       4,415
7.00% to 7.99% .......................     187,283     144,377      33,291       7,146       2,469
                                          --------    --------    --------    --------    --------
Total Jumbo certificate accounts .....    $672,206    $538,779    $ 99,052    $ 25,288    $  9,087
                                          ========    ========    ========    ========    ========

     Included in the table of jumbo certificate accounts above, are $281.3 million in certificates of deposit issued to the State of Florida, referred to as public funds, which have interest rates ranging from 4.19% to 7.21%. These certificates are collateralized with GNMA, FNMA, and FHLMC mortgage backed securities with market values of approximately $147 million at September 30, 2000.

     Of BankUnited's total deposits, excluding public funds, at September 30, 2000, 1999 and 1998, 16.8%, 13%, and 12.3%, respectively, were deposits of $100,000 or more issued to the general public. Although jumbo certificates of deposit are generally more rate sensitive than smaller size deposits, management believes that BankUnited will retain many of these deposits.

     Borrowings. When BankUnited's primary sources of funds are not sufficient to meet deposit outflows, loan originations and purchases and other cash requirements, BankUnited may borrow funds from the FHLB of Atlanta and from other sources. The FHLB system acts as an additional source of funding for financial institutions. In addition, BankUnited uses subordinated notes, securities sold under agreements to repurchase and trust preferred securities in order to increase available funds.

      FHLB borrowings, known as "advances," are made on a secured basis, and the terms and rates charged for FHLB advances vary in response to general economic conditions. As a shareholder of the FHLB of Atlanta, the Bank is authorized to apply for advances from this bank. FHLB of Atlanta offers a wide variety of borrowing plans, each with its own maturity and interest rate. A significant portion of BankUnited's advances were obtained through a convertible advances program that permits the FHLB to convert an advance from a fixed-rate basis to a floating-rate basis at its discretion on a specified "call" date which generally occurs every three months following an initial period ranging from three months to three years. Should the FHLB elect to exercise this option, BankUnited can either accept the converted advance or repay it in full.

     BankUnited also has advances under the FHLB "knockout" advance program. In general, a knockout advance is structured as a fixed rate advance that the FHLB may convert to a floating rate indexed to the 3-month LIBOR rate if, at the end of any given three month period after the non-conversion period, the 3-month LIBOR rate equals or exceeds an agreed upon threshold rate. Should a particular advance be converted by the FHLB, its rate will reset quarterly for the remainder of the term.

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

     During the 1997 and 1998 fiscal years, BankUnited issued an aggregate of $227.2 million in Junior Subordinated Deferrable Interest Debentures, which were purchased by its Delaware trust subsidiaries primarily with proceeds from the sale of trust preferred securities. See Notes to Consolidated Financial Statements for a description of the Junior Subordinated Deferrable Interest Debentures and the trust preferred securities. In November 1999, the Board of Directors of BankUnited authorized the purchase from time to time in the open market, or otherwise, of up to 300,000 shares of trust preferred securities issued by BankUnited's trust subsidiaries. As of September 30, 2000 BankUnited had purchased a total of 158,499 shares of trust preferred securities issued by its trust subsidiaries on the open market at a cost of $4.4 million.

     During November 1998, the Bank established a medium-term note program which permits the issuance, from time to time, of up to a total of $500 million aggregate principal amount of the Senior Notes, with maturities from 9 months to 10 years from the date of issuance. As a condition of issuance, interest, principal and any redemption premium on all offered Senior Notes are supported by an irrevocable standby letter of credit of the FHLB of Atlanta. The Senior Notes provide an additional source of funding, potentially with longer maturities with attractive rates. In February 1999, the Bank issued and sold $200 million of Senior Notes that mature five years from the date of issuance and bear interest at an annual rate of 5.40% payable semiannually. The Bank used the net proceeds from the sale of the notes for general corporate purposes, loan financing, and assisting in the Bank's asset/liability management. The notes have been rated "Aaa" by Moody's Investors Service, Inc. and "AAA" by Standard and Poor's Rating Services.

     Securities sold under agreements to repurchase is another source of borrowed funds which is available to BankUnited. Under this type of borrowing, securities are pledged against borrowed funds and are released when the funds are repaid. BankUnited uses this type of borrowing alternative short term as maturities are usually within thirty to sixty days from inception. At September 30, 2000 BankUnited held $9.2 million in repurchase agreements which matured overnight and had $11.1 million in investments and mortgage-backed securities pledged against these agreements.

     The following tables set forth information as to BankUnited's borrowings as of the dates and for the periods indicated.

                                                                          At September 30,
                                                 -----------------------------------------------------------------
                                                         2000                  1999                  1998
                                                 -------------------    -------------------    -------------------
                                                              Weighted              Weighted               Weighted
                                                               Average               Average                Average
                                                  Balance       Rate      Balance     Rate       Balance     Rate
                                                 ----------    -----    ----------    -----    ----------    -----
                                                                      (dollars in thousands)
Period End Balances:
FHLB advances (1) ...........................    $1,251,426     6.28%   $1,096,447     5.46%   $1,021,466     5.61%
Company obligated mandatorily
   redeemable Trust Preferred
   Securities of subsidiary trusts
   holding solely junior subordinated
   deferrable interest debentures of
   BankUnited(2) ............................       212,393     9.53%      218,500     9.53%      218,500     9.53%
Senior notes ................................       200,000     5.40%      200,000     5.40%           --    --
Securities sold under agreements
   to repurchase(3) .........................         9,205     6.42%       31,701     5.34%      121,148     5.43%
                                                 ----------    -----    ----------    -----    ----------    -----
   Total borrowings .........................    $1,673,024     6.47%   $1,546,648     6.02%   $1,361,114     6.22%
                                                 ==========    =====    ==========    =====    ==========    =====
                                                                  For the Year Ended September 30,
                                                 -----------------------------------------------------------------
                                                         2000                  1999                  1998
                                                 -------------------    -------------------    -------------------
                                                              Weighted              Weighted               Weighted
                                                               Average               Average                Average
                                                  Balance       Rate      Balance     Rate       Balance     Rate
                                                 ----------    -----    ----------    -----    ----------    -----
                                                                      (dollars in thousands)
Average Balances:
FHLB advances (1) ...........................    $1,008,161     5.88%   $  917,560     5.41%   $  901,269     5.64%
Company obligated mandatorily
   redeemable Trust Preferred
   Securities of subsidiary trusts
   holding solely junior subordinated
   deferrable interest debentures of
   BankUnited(2) ............................       215,600     9.69%      218,500     9.68%      173,288     9.81%
Senior notes ................................       200,000     5.71%      132,055     5.76%           --    --
Securities sold under agreements
   to repurchase(3) .........................        10,621     8.23%       25,311     5.86%       97,292     5.69%
                                                 ----------    -----    ----------    -----    ----------    -----
   Total borrowings .........................    $1,434,382     6.45%   $1,293,426     6.18%   $1,171,849     6.26%
                                                 ==========    =====    ==========    =====    ==========    =====

-----------------

(1) The maximum amount of FHLB advances outstanding during the years ended September 30, 2000, 1999 and 1998 was $1.3 billion, $1.1 billion, $1.3 billion, respectively.
(2) The maximum amount of trust preferred securities outstanding was $218.5 million during the years ended September 30, 2000, 1999, and 1998.
(3) The maximum amount of securities sold under agreements to repurchase at any month-end during the years ended September 30, 2000, 1999, and 1998 was $30.8 million, $96.9 million, and $192.6 million, respectively.

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

     BankUnited Capital, BankUnited Capital II and BankUnited Capital III (the "Trusts") are Delaware statutory business trusts wholly owned by BankUnited. BankUnited Capital was formed in 1996, and BankUnited Capital II and BankUnited Capital III were formed in 1997, for the purpose of issuing Trust Preferred Securities and investing the proceeds in Junior Subordinated Deferrable Interest Debentures issued by BankUnited.

     BUFC Financial Services, Incorporated, a Florida corporation (BUFC), is a wholly owned operating subsidiary of BankUnited organized in 1997 for the purpose of selling annuities, insurance and securities products. BUFC sells fixed and variable annuities and mutual funds to customers of the Bank and others. Licensed insurance agents/registered securities representatives under the supervision of a registered broker-dealer conduct the program separate from the business of the Bank. BUFC also sells long-term care insurance products.

     CRE America, Inc. formerly BankUnited Financial Services, Inc., a Florida corporation, is a wholly owned operating subsidiary of BankUnited, organized in 1997, renamed in 2000, for the purpose of brokering loans.

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

Employees

At September 30, 2000, BankUnited had 475 full-time equivalent employees. BankUnited's employees are not represented by a collective bargaining group, and BankUnited considers its relations with its employees to be excellent. BankUnited provides employee benefits customary in the savings industry, which include group medical, dental and life insurance, a 401(k) profit sharing plan and paid vacations. BankUnited also provides incentive compensation plans (including stock bonus and stock option plans) for officers, directors and employees.

REGULATION

General

     BankUnited is a unitary savings and loan holding company and is subject to OTS regulations, examination, supervision and reporting requirements pursuant to certain provisions of the Home Owners' Loan Act (the "HOLA") and the Federal Deposit Insurance Act (the "FDIA"). As an insured institution and a subsidiary of a savings and loan holding company, the Bank is subject to extensive regulation and examination by the OTS, its primary federal regulator and its deposit accounts are insured by the Federal Deposit Insurance Corporation (the "FDIC") through the Savings Association Insurance Fund (the "SAIF").

Savings and Loan Holding Company Regulations

     Activities Limitations. Because BankUnited is a unitary savings and loan holding company which was in existence or applied for before May 4, 1999, and the Bank meets the definition of a qualified thrift lender ("QTL"), as discussed below, BankUnited generally has the broadest authority to engage in various types of business activities, including nonfinancial activities. The Gramm-Leach-Bliley Act ("GLB"), which became law in November 1999 prohibits companies that become unitary savings and loan holding companies pursuant to an application filed with the OTS after May 4, 1999 from engaging in nonfinancial activities or affiliating with nonfinancial entities. In addition, a holding company that acquires another institution and maintains it as a separate subsidiary or whose sole subsidiary fails to meet the QTL test will become subject to the activities limitations applicable to multiple savings and loan holding companies.

     The Director of the OTS has oversight authority for all holding company affiliates, and is authorized under federal law to take enforcement action if there is reasonable cause to believe that the continuation by a savings bank holding company of any particular activity constitutes a serious risk to the financial safety, soundness, or stability of the holding company's subsidiary savings institution. The Director of the OTS may, as necessary, limit the payment of dividends by the savings institution, limit transactions between the savings institution, the holding company and the subsidiaries or affiliates of either or limit any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution.

     Transactions with Affiliates. Transactions between the Bank and its affiliates are regulated under the HOLA and OTS regulations, which incorporate Sections 23A, 23B, 22(g) and 22(h) of the Federal Reserve Act and Regulation O adopted by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). An "affiliate" of a savings institution generally includes entities controlling the savings institution and entities under common control with the institution. BankUnited and its subsidiaries, therefore, are affiliates of the Bank under these regulations.

     The laws and regulations governing affiliate transactions require that covered transactions and certain other transactions with affiliates be on terms and conditions consistent with safe and sound banking practices which are substantially the same, or at least as favorable to the institution or its subsidiary, as those for comparable transactions with non-affiliated parties. These laws and regulations also impose quantitative restrictions on the amount of covered transactions in which an institution may engage and set collateralization requirements on covered transactions. "Covered transactions" generally include loans or extensions of credit to an affiliate, purchases of securities issued by an affiliate, purchases of assets from an affiliate (except as may be exempted by order or regulation), and certain other transactions. In addition, a savings institution is prohibited from extending credit to an affiliate (other than a subsidiary of the institution), unless the affiliate is engaged only in activities that the Federal Reserve Board has determined, by regulation, to be permissible for bank holding companies. Limitations are also imposed on loans and extensions of credit from an institution to its executive officers, directors and principal shareholders and each of their related interests.

     Acquisitions. The HOLA prohibits a savings bank holding company from directly or indirectly acquiring, without prior OTS approval, control of a savings association or savings association holding company, all or substantially all of the assets of a savings association or savings association holding company (including through an acquisition by merger, consolidation or purchase of assets, of any savings association), or more than 5% of the voting shares of a non-subsidiary savings association or savings association holding company. In determining whether to approve any such transaction, the OTS will consider, among other things, the competitive effects of the transaction, financial and managerial resources, future prospects of the holding company and its bank or thrift subsidiaries following the transaction, and compliance records of such subsidiaries with the Community Reinvestment Act.

     Annual Reporting and Examinations. Under HOLA and OTS regulations, a savings bank holding company must file periodic reports with the OTS and comply with OTS recordkeeping requirements. BankUnited is also subject to holding company examination by the OTS.

Savings Institution Regulations

     Federal savings institutions such as the Bank are chartered by the OTS, are members of the FHLB system, and have their deposits insured by the SAIF. They are subject to comprehensive OTS and FDIC regulations that are intended primarily to protect depositors. Federal laws empower federal savings institutions like the Bank to accept deposits and pay interest on them, make loans on residential and other real estate, make limited amounts of consumer loans and commercial loans, invest in corporate obligations, government debt securities and other securities, offer various banking services to their customers, and engage in, directly or through subsidiaries, activities such as trust operations and real estate investment, subject to applicable requirements for notice to, or approval by, the institution's primary federal regulator. SAIF-insured, federally chartered institutions may not enter into certain transactions unless applicable regulatory tests are met or they obtain necessary approvals. They are also required to file reports with the OTS describing their activities and financial condition, and periodic examinations by the OTS test compliance by institutions with various regulatory requirements, some of which are described below.

     Insurance of Accounts. The Bank's deposits are insured by the SAIF up to $100,000 for each insured account holder, subject to applicable terms and conditions, the maximum amount currently permitted by law.

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

     The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions which the FDIC considers well capitalized and financially sound pay the lowest premium, while institutions that are less than adequately capitalized and of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period. The FDIC is authorized to increase or decrease assessment rates on a semiannual basis, up to a maximum increase or decrease of 5 basis points after aggregating all increases and decreases, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as is established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

     In September 1996, Congress enacted legislation to eliminate any competitive disadvantage between the Bank Insurance Fund (the "BIF") and SAIF member institutions, from SAIF deposit insurance premiums, which were generally higher than BIF deposit insurance premiums. The legislation provided for a one-time assessment to be imposed on all deposits assessed at the SAIF rates, as of March 31, 1995, in order to recapitalize the SAIF. As a result of the special assessment, the Bank's deposit insurance premiums were initially reduced to 6.7 basis points, and as of 1996 the SAIF deposit assessment was reduced to zero. These premiums are subject to change in future periods.

     In addition to deposit insurance assessments, the FDIC is authorized to collect assessments against insured deposits to be paid to the Finance Corporation ("FICO") to service FICO debt incurred in the 1980s. The FICO assessment rate is adjusted quarterly. Before 2000, the FICO assessment rate for SAIF-insured deposits was five times higher than the rate for BIF-insured deposits. Beginning in 2000, SAIF- and BIF-insured deposits are being assessed at the same rate by FICO. During fiscal 2000, the annualized rate was $0.02 cents per $100 of insured deposits.

     Regulatory Capital Requirements. OTS regulations incorporate a risk-based capital requirement that is designed to be no less stringent than the capital standard applicable to national banks. It is modeled in many respects on, but not identical to, the risk-based capital requirements adopted by the FDIC. Associations whose exposure to interest-rate risk is deemed to be above normal will be required to deduct a portion of such exposure in calculating their risk-based capital. The OTS may establish, on a case-by-case basis, individual minimum capital requirements for a savings association that vary from the requirements that otherwise would apply under the OTS capital regulations. The OTS has not established such individual minimum capital requirements for the Bank, and, as of September 30, 2000, the Bank exceeded all applicable regulatory requirements. See Notes to Consolidated Financial Statements. Under current law and regulations, there are no capital requirements directly applicable to BankUnited.

     In addition, the OTS and other federal banking regulators have established capital levels for institutions to implement the "prompt corrective action" provisions of the FDICIA. Based on these capital levels, insured institutions will be categorized as well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized. If an institution becomes categorized as "undercapitalized" under the definitions established by the "prompt corrective action" provisions of the FDICIA, it will become subject to certain restrictions. The FDICIA requires federal banking regulators, including the OTS, to take prompt corrective action to solve the problems of those institutions that fail to satisfy their applicable minimum capital requirements. The level of regulatory scrutiny and restrictions imposed become increasingly severe as an institution's capital level falls.

     An institution's category depends upon where its capital levels are in relation to relevant capital measures, which include a risk-based capital measure, a leverage ratio capital measure, and certain other factors. A "well capitalized" institution must have a ratio of total capital to risk-weighted assets (a "total risk-based capital ratio") of 10% or more, a ratio of core capital to risk-weighted assets ("Tier I risk-based capital ratio") of 6% or more and a ratio of core capital to adjusted total assets ("Tier 1 leverage ratio") of 5% or more, and may not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the OTS. An institution will be categorized as "adequately capitalized" if it has a total risk-based capital ratio of 8% or more, a Tier 1 risk-based capital ratio of 4% or more, and either a leverage ratio of 4% or more or a leverage ratio of 3% or more and a CAMEL rating of 1. Any institution that is neither well capitalized nor adequately capitalized will be considered undercapitalized. The Bank is a well capitalized institution under the definitions as adopted.

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

     Federal law requires that the federal banking agencies risk-based capital guidelines take into account various factors including interest rate risk, concentration of credit risk, risks associated with nontraditional activities, and the actual performance and expected risk of loss of multi-family mortgages. In 1994, the federal banking agencies jointly revised their capital standards to specify that concentration of credit and nontraditional activities are among the factors that the agencies will consider in evaluating capital adequacy. In that year, the OTS and FDIC amended their risk-based capital standards with respect to the risk weighting of loans made to finance the purchase or construction of multi-family residences. The OTS adopted final regulations adding an interest rate risk component to the risk-based capital requirements for savings associations such as the Bank, although implementation of the regulation has been delayed. Management believes that the effect of including such an interest rate risk component in the calculation of risk-adjusted capital will not cause the Bank to cease to be well-capitalized.

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

     Restrictions on Dividends and Other Capital Distributions. OTS Regulations limit the ability of savings institutions to pay dividends and make other capital distributions. Savings institutions, such as the Bank, which are subsidiaries of a savings and loan holding company, must provide the OTS with at least 30 days written notice before declaring any dividend or obtaining board approval of any capital distribution. All such capital distributions are also subject to the OTS' right to object on safety and soundness grounds.

     In addition, a savings institution must obtain prior approval from the OTS if (i) it fails to meet certain regulatory conditions which qualify it for expedited treatment under OTS regulations, (ii) after giving effect to the proposed distribution, the association's capital distributions in a calendar year would exceed its year-to-date net income plus retained net income for the preceding two years, (iii) the association would not be at least adequately capitalized following the distribution, or (iv) the distribution would violate a statute, regulation, regulatory agreement or a regulatory condition to which the association is subject. The OTS may disapprove a notice or deny an application, in whole or in part, if the association would be undercapitalized or worse after the distribution, if the OTS determines that the distribution raises safety or soundness concerns, or if the distribution violates any applicable statute, regulation, agreement between the OTS and the association or condition imposed by an OTS-approved application or notice.

     Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank ("FHLB") system, which consists of 12 regional FHLBs governed and regulated by the Federal Housing Finance Board. The FHLBs provide a central credit facility for member institutions, The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations as of the close of each calendar year, or 5% of its borrowings from the FHLB of Atlanta (including advances and letters of credit issued by the FHLB on the Bank's behalf). The Bank is currently in compliance with this requirement, with a $62.6 million investment in stock of the FHLB of Atlanta as of September 30, 2000.

     The FHLB of Atlanta makes advances to members in accordance with policies and procedures periodically established by the Federal Housing Finance Board and the Board of Directors of the FHLB of Atlanta. Currently outstanding advances from the FHLB of Atlanta are required to be secured by a member's shares of stock in the FHLB of Atlanta and by certain types of mortgages and other assets. Eligible collateral is further limited in certain respects. Interest rates charged for advances vary depending on maturity, the cost of funds to the FHLB of Atlanta and the purpose of the borrowing. As of September 30, 2000, advances from the FHLB of Atlanta totaled $1.3 billion.

     Qualified Thrift Lender Test. The qualified thrift lender test measures the proportion of a savings institution's assets invested in loans or securities supporting residential construction and home ownership. A savings institution qualifies as a QTL if its qualified thrift investments equal or exceed 65% of its portfolio assets on a monthly average basis in nine of every 12 months. Qualified thrift investments, include (i) certain housing-related loans and investments, (ii) certain obligations of the FSLIC, the FDIC, the FSLIC Resolution Fund and the RTC, (iii) loans to purchase or construct churches, schools, nursing homes and hospitals (subject to certain limitations), (iv) consumer loans (subject to certain limitations), (v) shares of stock issued by any FHLB, and (vi) shares of stock issued by the FHLMC or the FNMA (subject to certain limitations). Portfolio assets consist of total assets minus (a) goodwill and other intangible assets,
(b) the value of properties used by the savings institution to conduct its business, and (c) certain liquid assets in an amount not exceeding 20% of total assets.

     Any savings institution that fails to become or remain a QTL must either convert to a national bank charter or be subject to restrictions specified in the OTS regulations. Any such savings institution that does not become a bank will be: (i) prohibited from making any new investment or engaging in activities that would not be permissible for national banks; (ii) prohibited from establishing any new branch office in a location that would not be permissible for a national bank in the institution's home state; (iii) ineligible to obtain new advances from any FHLB; and (iv) subject to limitations on the payment of dividends comparable to the statutory and regulatory dividend restrictions applicable to national banks. Also, beginning three years after the date on which the savings association ceases to be a QTL, the savings association will be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding advances to any FHLB. A savings institution may requalify as a QTL if it thereafter complies with the QTL test. At September 30, 2000, the Bank exceeded the QTL requirements.

     Liquidity. OTS regulations currently require member savings institutions to maintain for each calendar quarter an average daily balance of liquid assets (cash and certain time deposits, securities of certain mutual funds, bankers' acceptances, corporate debt securities and commercial paper, and specified U.S. government, state government and federal agency obligations) equal to at least 4% of either the amount of its liquidity base at the end of the preceding calendar quarter or the average daily balance of its liquidity base during the preceding quarter. "Liquidity base" means the institution's net withdrawable deposits and short-term borrowings (generally borrowings having maturities of one year or less). The Director of the OTS may vary this liquidity requirement from time to time within a range of 4% to 10%. Monetary penalties may be imposed for failure to meet liquidity requirements. For the month of September 2000, the Bank's liquidity ratio was 8.77%. The Bank is also required to maintain cash reserve requirements at the Federal Home Loan Bank. At September 30, 2000 this cash reserve requirement was $13.2 million.

General Lending Regulations

     The Bank's lending activities are subject to federal regulation, including the Equal Credit Opportunity Act, the Truth in Lending Act, the Real Estate Settlement Procedures Act and the Community Reinvestment Act. Because the Bank is a federally-chartered savings bank, the Bank generally may extend credit as authorized under federal law, without regard to state laws purporting to regulate or affect its credit activities, other than state contract and commercial laws, real property laws, homestead laws, tort laws, criminal laws and other state laws designated by the OTS.

     Community Reinvestment Act. Under the Community Reinvestment Act (the "CRA"), as implemented by OTS regulations, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a financial institution, to assess the institution's record of meeting the credit needs of its community and to take such records into account in its evaluation of certain applications.

     Under regulations adopted by the OTS with the other federal banking agencies, there are three tests for the evaluation of a savings institution's performance. The lending test evaluates a savings institution's record of helping to meet the credit needs of its assessment area through its lending activities, by considering an institution's home mortgage, small business, small farm, and community development lending. The investment test evaluates a savings institution's record of helping to meet the credit needs of its assessment area through qualified investments that benefit its assessment area or a broader statewide or regional area including the assessment area, and the service test evaluates a savings institution by analyzing both the availability and the effectiveness of the institution's systems for delivering retail banking services and the extent and innovativeness of its community development services. Based upon the savings institution's performance under the lending, investment and service tests, and any other tests which may be applicable to the institution under the regulations, the OTS assigns the savings institution one of four ratings prescribed under the regulations. The four possible ratings of meeting community credit needs are outstanding, satisfactory, needs to improve, and substantial noncompliance. Based upon the OTS examination in fiscal 2000, the Bank's CRA rating is satisfactory.

     Loans-to-one-borrower Limitations. The loans-to-one borrower limits applicable to national banks also apply to savings institutions. Generally, under current limits, loans and extensions of credit outstanding at one time to a single borrower and not fully secured may not exceed 15% of the savings institution's unimpaired capital and unimpaired surplus. Loans and extensions of credit fully secured by certain readily marketable collateral may represent an additional 10% of unimpaired capital and unimpaired surplus. As of September 30, 2000, the Bank was in compliance with the loans-to-one-borrower limitations.

Federal Reserve System

     The Bank is subject to certain regulations promulgated by the Federal Reserve Board. Pursuant to such regulations, savings institutions are required to maintain reserves against their transaction accounts (primarily interest-bearing and noninterest-bearing checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS. In addition, Federal Reserve Board regulations limit the periods within which depository institutions must provide availability for and pay interest on deposits to transaction accounts. Depository institutions are required to disclose their check-hold policies and any changes to those policies in writing to customers. The Bank is in compliance with all such Federal Reserve Board regulations.

     Numerous other regulations promulgated by the Federal Reserve Board affect the business operations of the Bank. These include regulations relating to equal credit opportunity, electronic fund transfers, collection of checks, truth in lending, truth in savings and availability of funds.

Other Regulation

     Regulation of Non-Banking Affiliates. BUFC Financial Services, Incorporated ("BUFC"), an insurance agency subsidiary of BankUnited doing business in the State of Florida, sells fixed and variable annuities, mutual funds and long-term care insurance products. BUFC's activities must comply with Florida insurance laws and regulations, and BUFC employees are licensed insurance agents and subject to continuing education, licensing and oversight by the Florida Department of Insurance. In addition, BUFC's employees are also registered representatives of Essex National Securities, Inc., a broker-dealer regulated by the NASD. BUFC's activities are further regulated by regulations and guidelines jointly adopted by the federal banking agencies, which specify requirements for the sale of non-deposit insurance products, including, without limitation, requirements pertaining to disclosures, physical separation of activities from banking activities and due diligence and oversight functions.

Legislative and Regulatory Developments

     Pursuant to the GLB, the federal banking agencies have jointly adopted a privacy regulation with which savings institutions must comply on and after July 1, 2001. Subject to certain exceptions, the privacy regulation requires each financial institution to give a consumer notice of its privacy policies and practices before disclosing nonpublic personal information about the consumer to any non-affiliated third party, to give each customer notice of its privacy policies and procedures at the time a customer relationship is established and annually thereafter, and to give each consumer an opt out notice and reasonable opportunity for the customer to opt out of having his nonpublic personal information disclosed by the financial institution to non-affiliated third parties. The Bank is in the process of making all necessary and appropriate preparations to comply with the new privacy requirements.

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

     In August of 1996, legislation was enacted that repealed the reserve method of accounting (including the percentage of taxable income method) used by many thrifts, including the Bank, to calculate their bad debt deduction for federal income tax purposes. The legislation required thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. As such, thrifts with assets whose tax basis exceeds $500,000,000 were required to adopt the specific charge off method in computing its bad debt deduction. As such, the Bank has used the specific charge off method in computing its bad debt deduction for tax years beginning after December 31, 1995.

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

     As a result of enacted tax legislation, thrift foreclosures are treated as a taxable event for federal tax purposes for property acquired after December 31, 1995. As such, a thrift may recognize gain, loss or a bad debt deduction at the time of foreclosure depending on the method by which the property was acquired. In addition, write downs of foreclosed property to fair market value no longer give rise to a tax benefit. Finally, gains and losses realized upon the sale of foreclosed property are included in taxable income of the thrift.

Item 2. Properties

     Currently BankUnited operates 32 full-service banking offices located in South Florida and one in West Florida, of which 30 are leased and three are owned. BankUnited's banking offices have square footage ranging from 2,000 square feet to 8,000 square feet with lease terms ranging from the year 2001 to the year 2010.

      BankUnited's executive and administrative offices are located at 255 Alhambra Circle, Coral Gables, Florida 33134 where, as of September 30, 2000, BankUnited leased approximately 18,000 square feet of space pursuant to a lease agreement that begins to terminate with respect to portions of the premises in 2004. BankUnited also leases approximately 40,000 square feet of space for its operation center, which is located at 7815 NW 148 Street, Miami Lakes, Florida 33016, pursuant to a lease agreement that begins to terminate with respect to portions of the premises in 2002. BankUnited has multiple options to renew leases at all banking offices and other locations.

     At September 30, 2000, BankUnited leased the facilities of a branch obtained through the acquisition of Suncoast which was closed in fiscal year 1997. This lease expires in fiscal year 2002. BankUnited owns an office condominium which is currently not leased.

     For further information regarding BankUnited's lease obligations, see Notes to Consolidated Financial Statements.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of BankUnited's security holders during the fourth quarter of the fiscal year ended September 30, 2000.

Item 4a. Executive Officers of the Registrant

     The following table sets forth information concerning the executive officers and directors of BankUnited and the Bank.

                                              Positions with Company
       Name                Age                and Business Experience
       ----                ---                -----------------------

Alfred R. Camner           56         Director, Chairman of the Board and Chief
                                      Executive Officer (1993 to present) and
                                      President (1993 to 1998) of BankUnited;
                                      Director, Chairman of the Board and Chief
                                      Executive Officer (1984 to present) and
                                      President (1984 to 1993, 1994 to 1998) of
                                      the Bank; Senior Managing Director (1996 to present) of Camner, Lipsitz and Poller, Professional Association, attorneys-at-law, and its predecessor,
                                      Stuzin and Camner, Professional
                                      Association, attorneys-at-law; Managing
                                      Director (1973 to 1996) of Stuzin and
                                      Camner, Professional Association,
                                      attorneys-at-law; General Counsel to CSF
                                      Holdings, Inc. and its subsidiary,
                                      Citizens Federal Bank, a federal savings bank (1973 to 1996); Director and member of the Executive Committee of the Board of Directors of Loan America Financial
                                      Corporation, a national mortgage banking company (1985 to 1994); Director of CSW
                                      Associates, Inc., an asset management firm
                                      (1990 to 1995).

Mehdi Ghomeshi             44         Director, President and Chief Operating
                                      Officer of BankUnited and the Bank
                                      (December 1998 to present); Market
                                      President of NationsBank, South Florida
                                      (January 1998 to December 1998); President and Chief Operating Officer of Barnett
                                      Bank, South Florida (1996 to 1998);
                                      Director of Special Assets and Risk
                                      Management, Barnett Banks, Inc. (1995 to
                                      1996); Executive Vice President,
                                      Commercial Real Estate, Barnett Bank of
                                      South Florida (1993 to 1995).

Lawrence H. Blum           57         Director and Vice Chairman of the Board of
                                      BankUnited (1993 to present) and the Bank
                                      (1984 to present); Managing Director (1992 to present) and partner (1974 to present) of Rachlin, Cohen & Holtz, certified public accountants.

Marc D. Jacobson           58         Director (1993 to present) and Secretary
                                      (1993 to 1997) of BankUnited; Director
                                      (1984 to present) and Secretary (1985 to 1996) of the Bank; Vice President of
                                      Head-Beckham Ameri Insurance Agency, Inc., and its predecessor, Head-Beckham
                                      Insurance Agency, Inc. (1990 to present).

                                              Positions with Company
       Name                Age                and Business Experience
       ----                ---                -----------------------

Allen M. Bernkrant         70         Director of BankUnited (1993 to present)
                                      and the Bank (1985 to present); Private
                                      investor in Miami, Florida (1990 to
                                      present).

Marc Lipsitz               59         Director (1996 to present) and Secretary
                                      (1997 to present) of BankUnited; Managing
                                      Director (1996 to present) of Camner,
                                      Lipsitz and Poller, Professional
                                      Association, attorneys-at-law and its
                                      predecessor, Stuzin and Camner,
                                      Professional Association,
                                      attorneys-at-law; General Counsel of
                                      Jefferson National Bank (1993 to 1996);
                                      Partner, Stroock, Stroock & Lavan,
                                      attorneys-at-law (1991 to 1993).

Neil H. Messinger, M.D.    62         Director of BankUnited and the Bank (1996
                                      to present); Radiologist; President (1986 to present), Radiological Associates,
                                      Professional Association; Chairman (1986 to present) of Imaging Services of Baptist
                                      Hospital.

Anne W. Solloway           85         Director of BankUnited (1993 to present)
                                      and the Bank (1985 to present); Private
                                      investor in Miami, Florida.

Executive Officers of BankUnited And/or the Bank
   Who Are Not Directors:

Lisa Barrera               37         Executive Vice President Production
                                      Manager (November 2000 - Present),
                                      Executive Vice President Mortgage
                                      Operations (March 2000 - November 2000),
                                      Senior Vice President Mortgage Operations
                                      (February 1999 - March 2000), of the Bank.
                                      Vice President/Regional Sales and Service
                                      Center Manager (1994 - 1999) of
                                      NationsBank Mortgage Corporation, formerly
                                      Barnett Mortgage Corporation. Senior Vice
                                      President/Corporate Operations Manager
                                      (1989 - 1994) of Loan America Financial
                                      Corporation.

Iliana Castillo-Frick      45         Executive Vice President, Human Resources
                                      Director (April 2000 - present) of the
                                      Bank. Vice President/Staffing Manager
                                      (February 1998 - March 2000); Vice
                                      President /Human Resources Manager
                                      (October 1995 - January 1998); Assistant
                                      Vice President/Senior Human Resources
                                      Generalist (April 1994 - September 1995), of Bank of America formerly Barnett Banks,
                                      Inc.

Michael J. Clutter         53         Executive Vice President, Credit Policy,
                                      of the Bank (March 1999 to present);
                                      Senior Vice President-Credit
                                      Administration (1984 to 1999) of Barnett
                                      Bank, Broward County and its successor by merger, NationsBank, Inc.

                                              Positions with Company
       Name                Age                and Business Experience
       ----                ---                -----------------------

Executive Officers of BankUnited And/or the Bank
   Who Are Not Directors: (Continued)

Janette L. Davis           45         Executive Vice President, Retail Banking,
                                      of the Bank (February 1999 to present);
                                      Senior Vice President/Region Executive
                                      (1998 to 1999), Group Senior Vice
                                      President, Market Executive (1996 to 1998)
                                      and Vice President, Office Manager (1992 to 1996) of Barnett Bank, South Florida and its successor by merger, NationsBank, Inc.

Humberto Lopez             41         Executive Vice President, Finance, of the
                                      Bank (January 1999 to present) and Chief
                                      Financial Officer of BankUnited and the
                                      Bank (December 1999 to present); Director
                                      (1998 to 1999), PricewaterhouseCoopers
                                      LLP; Chief Financial Officer (1997 to
                                      1998) of Barnett Bank, South Florida and its successor by merger, NationsBank,
                                      Inc., Regional Finance Manager (1996 to
                                      1997) and Regional Controller (1993 to
                                      1996) of Barnett Banks, Inc. and its
                                      successor by merger, NationsBank, Inc.

Vincent F. Post, Jr.       47         Executive Vice President, Commercial Real
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

PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholders
        Matters

Stock Information

     BankUnited's Class A Common Stock, $.01 par value ("Class A Common Stock"), is traded in the over-the-counter market and quoted in the Nasdaq-Amex Stock Market ("Nasdaq"). BankUnited's Class B Common Stock, $.01 par value ("Class B Common Stock"), is not currently traded on any established public market.

     At December 13, 2000, there were 517 and 14 holders of record of BankUnited's Class A Common Stock and Class B Common Stock, respectively. The number of holders of record of the Class A Common Stock includes nominees of various depository trust companies for an undeterminable number of individual stockholders. Class B Common Stock is convertible into Class A Common Stock at a ratio (subject to adjustment on the occurrence of certain events) of one share of Class A Common Stock for each share of Class B Common Stock surrendered for conversion.

     There were no common stock dividends declared or paid in fiscal 2000 or 1999. See Notes to Consolidated Financial Statements for a discussion of restrictions on the Bank's payment of dividends to BankUnited.

     The following tables set forth, for the periods indicated, the range of high and low bid prices for the Class A Common Stock quoted on Nasdaq. Stock price data in the Nasdaq reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                                     Class A Common Stock
                                                     --------------------
                                                             Price
                                                       ------------------
                                                         High        Low
                                                       --------    -------
     Fiscal Year Ended September 30, 2000:
         1st Quarter ...............................   $  9.07     $ 6.88
         2nd Quarter ...............................   $  8.00     $ 6.78
         3rd Quarter ...............................   $  7.38     $ 5.94
         4th Quarter ...............................   $  7.81     $ 6.13

     Fiscal Year Ended September 30, 1999:
         1st Quarter ...............................   $ 10.06     $ 6.56
         2nd Quarter ...............................   $  9.94     $ 6.13
         3rd Quarter ...............................   $ 11.00     $ 6.94
         4th Quarter ...............................   $ 10.13     $ 7.88

Item 6. Selected Financial Data

                                                                   As of or for the Fiscal Year Ended September 30,
                                                      ------------------------------------------------------------------------
                                                         2000           1999             1998           1997          1996
                                                      -----------    -----------     -----------    -----------    -----------
                                                                  (dollars in thousands, except per share amounts)
Operations Data:
Interest income ..................................    $   295,315    $   233,550     $   207,567    $   108,774    $    52,132
Interest expense .................................        219,146        187,515         167,543         75,960         34,622
                                                      -----------    -----------     -----------    -----------    -----------
Net interest income ..............................         76,169         46,035          40,024         32,814         17,510
Provision (credit) for loan losses ...............          4,645          7,939           1,700          1,295           (120)
                                                      -----------    -----------     -----------    -----------    -----------
Net interest income after provision (credit)
   for loan losses ...............................         71,524         38,096          38,324         31,519         17,630
                                                      -----------    -----------     -----------    -----------    -----------
Non-interest income:
Service fees, net ................................          4,295          3,785           1,139          2,993            597
Net gain (loss) on sales of loans and mortgage-
   backed securities .............................             71             (5)          4,429            819              5
Net gain (loss) on sale of other assets ..........             --              1               6              1             (6)
Other ............................................          1,709          1,019             651            247             53
                                                      -----------    -----------     -----------    -----------    -----------
Total non-interest income ........................          6,075          4,800           6,225          4,060            649
                                                      -----------    -----------     -----------    -----------    -----------
Non-interest expenses:
Employee compensation and benefits ...............         19,819         15,970          10,943          8,880          4,275
Occupancy and equipment ..........................          8,332          8,029           4,854          3,568          1,801
Insurance (1) ....................................          1,221          1,683           1,185            948          3,610
Professional fees ................................          3,193          3,084           1,891          1,605            929
Other ............................................         19,959         19,627          13,310          7,946          3,421
                                                      -----------    -----------     -----------    -----------    -----------
Total non-interest expense .......................         52,524         48,393          32,183         22,947         14,036
                                                      -----------    -----------     -----------    -----------    -----------
Income (loss) before income taxes, extraordinary
   item and preferred stock dividends ............         25,075         (5,497)         12,366         12,632          4,243
Provision (benefit) for income taxes .............         10,247         (1,903)          5,009          5,033          1,657
                                                      -----------    -----------     -----------    -----------    -----------
Net income (loss) before extraordinary item
  and preferred stock dividends ..................         14,828         (3,594)          7,357          7,599          2,586
Extraordinary item (net of tax) ..................            936             --              --             --             --
                                                      -----------    -----------     -----------    -----------    -----------
Net income (loss) before preferred stock
 dividends .......................................         15,764         (3,594)          7,357          7,599          2,586
Preferred stock dividends ........................            790            773             897          2,890          2,145
                                                      -----------    -----------     -----------    -----------    -----------
Net income (loss) after preferred stock
 dividends .......................................    $    14,974    $    (4,367)    $     6,460    $     4,709    $       441
                                                      ===========    ===========     ===========    ===========    ===========
Financial Condition Data:
Total assets .....................................    $ 4,552,069    $ 4,078,471     $ 3,738,383    $ 2,145,406    $   824,360
Loans receivable, net, and
mortgage-backed securities (2) ...................      3,700,492      3,246,455       3,215,360      1,781,652        716,550
Investments, overnight deposits, tax certificates,
reverse repurchase agreements, certificates of
deposit and other earning assets .................        401,481        295,213         194,791        186,955         87,662
Total liabilities ................................      4,349,482      3,888,334       3,539,091      2,045,761        755,249
Deposits .........................................      2,609,538      2,279,798       2,124,824      1,195,892        506,106
Long-term debt ...................................      1,086,426        966,447         766,466        191,484         45,000
Company obligated mandatorily redeemable
   trust preferred securities of subsidiary trust
   holding solely junior subordinated deferrable
   interest debentures of BankUnited .............        212,393        218,500         218,500        116,000             --
Borrowings .......................................      1,673,024      1,546,648       1,361,114        817,484        237,775
Total stockholders' equity .......................        202,587        190,137         199,292         99,645         69,111
Common stockholders' equity ......................        193,241        180,984         190,627         75,649         44,807

                                                                                                (continued on the next page)

                                                                     As of or for the Fiscal Year Ended September 30,
                                                     ---------------------------------------------------------------------------
                                                         2000            1999            1998            1997           1996
                                                     ------------    -------------    ------------    -----------    -----------
                                                              (dollars in thousands, except per share amounts)
Per Common Share Data:
Basic earnings (loss) per common share ..........    $       0.82    $      (0.24)    $       0.41    $      0.57    $      0.10
                                                     ------------    -------------    ------------    -----------    -----------
Diluted earnings (loss) per common share ........    $       0.81    $      (0.24)    $       0.39    $      0.54    $      0.10
                                                     ------------    -------------    ------------    -----------    -----------
Weighted average number of common shares
   and common equivalent shares assumed
   outstanding during the period:
   Basic ........................................      18,220,508      18,312,548       15,692,566      8,210,890      4,306,042
   Diluted ......................................      18,779,837      18,312,548       16,666,415      9,148,229      4,558,521
Book value per common share .....................    $      10.61    $       9.88     $      10.50    $      7.94    $      7.85
Fully converted tangible book value per
   common share .................................    $       8.78    $       8.05     $       8.66    $      6.88    $      7.13
Select Financial Ratios:
Performance Ratios:
Return (loss) on average assets (3) .............            0.38%          (0.10)%           0.24%          0.51%          0.36%
Return (loss) on average common equity ..........            9.08           (3.79)            4.94           9.34           4.30
Return (loss) on average total equity ...........            8.09           (1.85)            4.53           8.06           1.30
Interest rate spread ............................            1.74            1.12             1.11           2.07           2.10
Net interest margin .............................            1.91            1.27             1.32           2.31           2.51
Dividend payout ratio (4) .......................            5.01              NM            12.19          38.03          82.95
Ratio of earnings to combined fixed charges
and preferred stock dividends (5):
Excluding interest on deposits ..................            1.25            0.92             1.14           1.26           1.05
Including interest on deposits ..................            1.11            0.96             1.06           1.10           1.02
Total loans, net, and mortgage-backed
   securities to total deposits .................          141.81          142.40           151.32         148.98         141.58
Non-interest expense to average assets ..........            1.27            1.28             1.03           1.55           1.97
Efficiency ratio(6) .............................           61.07           94.70            64.86          57.56          76.45
Asset Quality Ratios:
Ratio of non-performing loans to total loans ....            0.58%           0.70%            0.64%          0.72%          0.99%
Ratio of non-performing assets to total loans,
   real estate owned and tax certificates .......            0.68            0.85             0.73           0.79           1.14
Ratio of non-performing assets to total assets ..            0.55            0.69             0.61           0.67           0.95
Ratio of net charge-offs to average total loans .            0.11            0.06             0.02           0.04          (0.12)
Ratio of loan loss allowance to total loans .....            0.35            0.36             0.20           0.21           0.34
Ratio of loan loss allowance to non-performing
   loans ........................................           61.20           52.45            31.51          28.96          33.74
Capital Ratio:
Ratio of average common equity to average
   total assets .................................            4.49%           4.08%            4.18%          3.40%          4.78%
Ratio of average total equity to average
   total assets .................................            4.72            5.16             5.19           6.36           8.44
Core capital-to-assets ratio(7) .................            7.49            7.86             8.72           8.07           7.01
Risk-based capital-to-assets ratio(7) ...........           14.84           15.54            17.54          11.27          14.19

-------------------

(1) In 1996 BankUnited recorded a one-time SAIF special assessment of $2.6 million ($1.6 million after tax).
(2)  Does not include mortgage loans held for sale.
(3) Return on average assets is calculated before payment of Preferred Stock dividends.
(4) The ratio of total dividends declared during the period (including dividends on the Bank's and BankUnited's Preferred Stock and BankUnited's Class A and Class B Common Stock) to total earnings for the period before dividends.
(5) The ratio of earnings to combined fixed charges and Preferred Stock dividends excluding interest on deposits is calculated by dividing income before taxes and extraordinary items by interest on borrowings plus 33% of rental expense plus Preferred Stock dividends on a pretax basis. The ratio of earnings to combined fixed charges and Preferred Stock dividends including interest on deposits is calculated by dividing income before taxes and extraordinary items by interest on deposits plus interest on borrowings plus 33% of rental expenses plus Preferred Stock dividends on a pretax basis.
(6) Efficiency ratio is calculated by dividing non-interest expenses less non-interest income by net interest income.
(7)  Regulatory capital ratio of the bank.
NM = Not meaningful

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     The following discussion and analysis and the related financial data present a review of the consolidated operating results and financial condition of BankUnited for the fiscal years ended September 30, 2000, 1999 and 1998. This discussion and analysis is presented to assist the reader in understanding and evaluating the financial condition, results of operations and future prospects of BankUnited, and is intended to supplement, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto.

     BankUnited is a Florida-incorporated savings and loan holding company for the Bank. The Bank was founded in 1984 as a savings and loan association. In 1993, the Bank was converted to a federally chartered savings bank and became a wholly-owned subsidiary of BankUnited, pursuant to a plan of re-organization approved by its shareholders. BankUnited's principal business currently consists of the operation of its wholly-owned subsidiary, the Bank. In addition to managing the business activities of the Bank, BankUnited invests primarily in U.S. Government and federal agency securities, mortgage-backed securities and other permitted investments. The Bank's primary business has traditionally been to attract retail deposits from the general public and to invest those deposits, together with borrowings, principal repayments and other funds, primarily in one-to-four family residential mortgage loans, and to a lesser extent, mortgage-backed securities, commercial real estate mortgage loans, multi-family mortgage loans, commercial business loans and consumer loans. The Bank has also invested in other permitted investments. The Bank is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities. References to BankUnited include the activities of all of its subsidiaries, including the Bank and its subsidiaries, if the context so requires.

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

Fiscal 2000 Highlights

     During fiscal 2000 BankUnited increased its asset size to $4.6 billion and reported record net income of $15 million, resulting in basic earnings of $0.82 and diluted of $0.81 per share. These results reflect the significant improvement in BankUnited's net interest margin which rose to 1.91% for the period ended September 30, 2000 from 1.27% for the period ended September 30, 1999.

     During Fiscal 2000, BankUnited opened four new branches. A fifth branch was opened shortly after year end, bringing the total branches to thirty-three. BankUnited launched its web site, www.buexpress.com to widen its reach into the community at reduced cost and offer the alternative delivery channel of Internet banking services to its customers. BankUnited also launched an aggressive branding campaign which consisted of radio, print and an award-winning thirty-second television commercial.

Restructuring

     General

     In December 1998, BankUnited hired a new President and Chief Operating Officer and subsequently hired a new executive management team, completed a restructuring and changed its strategy to become an asset-generating entity and a full service banking institution. The restructuring resulted in $24.5 million of pre-tax charges which led to a net loss for fiscal 1999. See "Second Quarter 1999 Charges." In the last two quarters of fiscal 1999 and through fiscal 2000, BankUnited significantly increased loan production, developed enhanced deposit products and recorded strong earnings. Fiscal 2000 has shown positive results from the restructuring as assets have increased $473.6 million or 11.6%. Loans in sectors not previously emphasized by BankUnited have increased over $105 million including commercial real estate which increased $14.5 million, construction loans which increased $23.3 million and commercial and consumer which increased $67.5 million. BankUnited posted net income of $15.8 million before preferred stock dividends.

     Second Quarter 1999 Charges

     BankUnited's restructuring resulted in a special charge of $15.1 million, as well as a provision for loan losses of $6.3 million, a provision for tax certificate investment losses of $1.1 million and certain other miscellaneous charges of $2.0 million resulting in a pre-tax total of $24.5 million of charges against income.

     Included in the $15.1 million charge was a $14.8 million charge consisting of $13.0 million of purchase premiums that was required to write down the carrying value of its purchased One-Year CMT loan portfolio to the lower of cost or market, and a $1.8 million charge for accelerated amortization of purchase premiums on a related security. BankUnited's earnings had been severely hampered during several quarters prior to the restructuring due to the high levels of prepayments associated with One-Year CMT loans acquired in the secondary market. As a part of the restructuring, BankUnited decided to reduce its dependence on the purchase of residential mortgages in the secondary market, including ending its purchases of One-Year CMT loans. In addition, all remaining One-Year CMT loans were transferred to held for sale as of March 31, 1999.

     The restructuring also included a rigorous review of BankUnited's loan portfolio. This examination resulted in a provision for loan losses of $6.3 million. See "Asset Quality." BankUnited made the decision to discontinue indirect consumer lending and investing in tax certificates because it was clear from management's review that BankUnited could not anticipate future benefits from continuing these lines of business. BankUnited made a $1.1 million provision for losses on its tax certificate portfolio in connection with its decision to discontinue this line of business and a review of the quality of the assets. The miscellaneous charges of $2.0 million included $1.0 million in costs associated with becoming Year 2000 compliant.

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

     See Notes to Consolidated Financial Statements for additional information regarding these acquisitions.

Liquidity and Capital Resources

     BankUnited's primary source of funds is cash provided by investing activities and includes principal and interest payments on loans, mortgage-backed securities and other securities. For fiscal years ended September 30, 2000 and 1999, principal repayments on loans and mortgage-backed securities and proceeds from maturities of other securities totaled $657.9 million and $1.4 billion, respectively. During fiscal 1998 BankUnited began experiencing significant acceleration of prepayments on certain mortgage loans and mortgage backed securities due to the decrease in long-term interest rates that continued through the second quarter of fiscal 1999 . During the quarter ended June 30, 1999, long-term interest rates rose slightly causing the volume of mortgage loan refinancing to decrease, slowing the prepayment rate of BankUnited's loan portfolio.

     BankUnited's other sources of funds are provided by financing activities and includes borrowings and deposits. Net cash provided by financing activities during the fiscal year ended September 30, 2000 increased to $462 million from $344.9 million, for the fiscal year ended September 30, 1999. This increase was mainly attributable to increases in deposits of $330 million, and increased FHLB advances of $155 million. These increases were offset by a $22 million decrease in other borrowings. The increase in deposits is attributable to the expansion of BankUnited's branch network which increased by four new branch locations during fiscal 2000.

     BankUnited's primary uses of funds in its operating and investing activities has been the origination of loans and the purchase of mortgage-backed securities and other securities. During the fiscal year ended September 30, 2000, BankUnited's originations of loans totaled $924.2 million, purchases of loans totaled $5.5 million and purchases of mortgage-backed securities and other securities totaled $110.1 million. For the same period in 1999, BankUnited's originations of loans totaled $723.1 million, purchases of loans totaled $803.3 million and purchases of mortgage-backed securities and other securities totaled $239.4 million. As previously noted, during the fiscal year ended September 30, 1999 BankUnited decided to reduce its purchases of residential loans in the secondary market and turned its emphasis to originating its own loans.

     In the normal course of business, BankUnited routinely enters into various commitments, primarily relating to the origination and purchase of loans, the purchase of securities and standby letters of credit. Total commitments outstanding at September 30, 2000 to originate loans were $84.3 million. In addition, BankUnited had $15.5 million in standby letters of credit outstanding at September 30, 2000 compared to commitments of $56.9 million and standby letters of credit outstanding of $6.3 million at September 30, 1999. BankUnited anticipates that it will have sufficient funds available to meet its current commitments in the normal course of business.

     BankUnited's total stockholders' equity was $202.6 million at September 30, 2000, an increase of $12.5 million, or 6.6%, from $190.1 million at September 30, 1999. The increase is due primarily to current year income after preferred stock dividends of $15 million offset by an increase in accumulated other comprehensive loss and purchases of treasury stock.

     In December 1998, the Board of Directors of BankUnited authorized the purchase from time to time in open market transactions of up to 1,000,000 shares of BankUnited's Class A Common Stock at such prices as the Executive Committee deems advantageous. At September 30, 1999, BankUnited had purchased 183,000 shares of its Class A Common Stock. During fiscal 2000, BankUnited purchased an additional 150,000 shares of its Class A Common Stock on the open market at a cost of $1.1 million, for a total treasury position of 333,000 shares at a cost of $2.8 million.

     In May 1999, BankUnited's Board of Directors authorized the purchase of shares of its 9% Noncumulative Perpetual Preferred Stock (the "9% Preferred Stock") on the open market as deemed appropriate and, if the market is appropriate, the retirement of the 9% Preferred Stock. During fiscal 2000, BankUnited purchased a total of 1,000 shares of its 9% Preferred Stock on the open market at a cost of $7,250

     The Bank is required under applicable federal regulations to maintain specified levels of liquid investments in cash, United States government securities and other qualifying investments. Regulations currently in effect require the Bank to maintain liquid assets of not less than 4.0% of its net demand accounts plus short-term borrowings. In compliance with this requirement the Bank has liquid assets of 8.77% as of September 30, 2000 and 6.96% as of September 30, 1999.

     Federal savings banks such as the Bank are also required to maintain capital at levels specified by applicable minimum capital ratios. At September 30, 2000, the Bank was in compliance with all capital requirements and met the definition of a "well capitalized" institution under applicable federal regulations.

Asset Quality

     At September 30, 2000, non-performing assets totaled $25.3 million as compared to $28.3 million and $22.6 million at September 30, 1999 and 1998, respectively. Expressed as a percentage of total assets, non-performing assets decreased to 0.55% as of September 30, 2000 as compared to 0.69% as of September 30, 1999 and 0.61% as of September 30, 1998. The decrease in non-performing assets in fiscal 2000 primarily resulted from decreases in non-accrual loans and real estate owned of $1.7 million and $1.3 million, respectively. Non-accrual loans decreased primarily due to a $0.9 million decrease in one-to-four family residential loan delinquencies and a $3.0 million decrease in commercial mortgage loan delinquencies. The decrease in real estate owned was due to a decrease in one-to-four family real estate owned.

     The following table sets forth information concerning BankUnited's non-performing assets for the periods indicated:

                                                                               September 30,
                                                           -------------------------------------------------------
                                                             2000        1999       1998         1997       1996
                                                           -------     -------     -------     -------     -------
                                                                            (dollars in thousands)
Non-accrual loans (1) .................................    $19,751     $21,428     $15,999     $10,866     $ 4,939
Restructured loans (2) ................................      1,283         962       1,137       1,888       1,457
Loans past due 90 days and still accruing .............        261         693       2,313          --          --
                                                           -------     -------     -------     -------     -------
Total non-performing loans (3) ........................     21,295      23,083      19,449      12,754       6,396
on-accrual tax certificates ...........................      1,671       1,703       1,225         958         800
Real estate owned .....................................      2,286       3,548       1,974         611         632
                                                           -------     -------     -------     -------     -------
Total non-performing assets ...........................    $25,252     $28,334     $22,648     $14,323     $ 7,828
                                                           =======     =======     =======     =======     =======

Allowance for losses on tax certificates ..............    $   986     $ 1,168     $   469     $   697     $   614
Allowance for loan losses .............................     13,032      12,107       6,128       3,693       2,158
                                                           -------     -------     -------     -------     -------
Total allowance .......................................    $14,018     $13,275     $ 6,597     $ 4,390     $ 2,772
                                                           =======     =======     =======     =======     =======
Non-performing assets as a percentage of
    total assets ......................................       0.55%       0.69%       0.61%       0.67%       0.95%
Non-performing loans as a percentage of
    total loans (4) ...................................       0.58%       0.70%       0.64%       0.72%       0.99%
Allowance for loan losses as a percentage of
    total loans (4) ...................................       0.35%       0.36%       0.20%       0.21%       0.34%
Allowance for loan losses as a percentage of
    non-performing loans ..............................      61.20%      52.45%      31.51%      28.96%      33.74%
Net charge-offs as a percentage of average
   total loans ........................................       0.11%       0.06%       0.02%       0.04%      (0.12)%

----------------

(1) Gross interest income that would have been recorded on non-accrual loans had they been current in accordance with original terms was $1.1 million, $1.3 million, $1.0 million, $0.6 million, and $0.2 million for the years ended September 30, 2000, 1999, 1998, 1997 and 1996, respectively. The amount of interest income on such non-accrual loans included in net income for the years ended September 30, 2000, 1999, 1998, 1997 and 1996 was $0.7 million, $0.5 million, $0.4 million, $0.4 million, and $0.1 million, respectively.
(2)  All restructured loans were accruing.
(3) In addition, management had concerns as to the borrower's ability to comply with present repayment terms on $2.1 million and $6.5 million of accruing loans as of September 30, 2000 and 1999, respectively. Management estimates that on these loans the loss, if any, will not be significant.
(4)  Based on balances prior to deductions for allowance for loan losses.

     BankUnited's allowance for loan losses is established and maintained based upon management's evaluation of the risks inherent in the loan portfolio. During the second quarter of fiscal year 1999, management conducted a review of BankUnited's interest-earning assets. In connection with this review management conducted a rigorous review of the loan portfolio, which included a systematic and detailed evaluation of the estimated loss exposure in BankUnited's loan portfolio. Management utilized historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan administration and resolution, the views of its regulators, and other relevant factors, such as assumptions and projections of future conditions in order to determine the adequacy of the allowance for loan losses. As a result of this review some, of the loss presumptions in determining the adequacy of the allowance for loan losses were revised. The revisions included:

o Evaluating non-performing one-to-four family residential loans as a group of loans rather than individually. Previously, reserves were established only on those loans where the unpaid principal balance was greater than 90% of the net realizable value. However, since one-to-four family residential loans are homogenous in nature and no single loan is individually significant in terms of its size or potential risk of loss, reserves are now being determined for the group as a whole, based on loss rates experienced in the state in which the property is located. This change resulted in an additional $2.1 million provision for loan losses in the second quarter of fiscal 1999.

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

      In total, the review of interest-earning assets resulted in an additional provision of $6.3 million in 1999.

     The total provision for fiscal years ended September 30, 2000 and 1999 was $4.6 million and $7.9 million, respectively.

     The identification of impaired loans is conducted in conjunction with the review of the adequacy of the allowance for loan losses. Loss allowances are established for specifically identified impaired loans based on the fair value of the underlying collateral in accordance with SFAS No. 114.

     Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Adjustments to impairment losses resulting from changes in the fair value of an impaired loan's collateral are included in the provision for loan losses. Upon disposition of an impaired loan, any related valuation allowance is removed from the allowance for loan losses. The allowance for loan losses is adjusted by additions charged to operations as a provision for loan losses and by loan recoveries, with actual losses charged as reductions to the allowance.

     The following table sets forth information regarding BankUnited's allowance for loan losses for the periods indicated:

                                                                                  For the Years Ended September 30,
                                                                    --------     --------     --------     --------     --------
                                                                      2000         1999         1998         1997         1996
                                                                    --------     --------     --------     --------     --------
                                                                                           (in thousands)
Allowance for loan losses, balance (at beginning
 of period) ....................................................    $ 12,107     $  6,128     $  3,693     $  2,158     $  1,469
Provisions (credit) for loan losses ............................       4,645        7,939        1,700        1,295         (120)
Allowance from acquisitions ....................................          --           --        1,262          775          183

Loans charged off:
  One-to-four family residential loans .........................        (997)        (702)        (508)        (604)        (493)
  Commercial real estate .......................................          --         (733)          --           --           --
  Construction .................................................          --         (197)          --           --           --
  Commercial business ..........................................      (2,595)         (21)         (30)          --           --
  Consumer .....................................................        (267)        (395)         (61)          --           --
                                                                    --------     --------     --------     --------     --------
    Total ......................................................      (3,859)      (2,048)        (599)        (604)        (493)
                                                                    --------     --------     --------     --------     --------
Recoveries:
  One-to-four family residential loans .........................          74           49           33           48        1,119
  Commercial real estate .......................................           8            1           --           --           --
  Commercial business ..........................................          53           --           30           21           --
  Consumer .....................................................           4           38            9           --           --
                                                                    --------     --------     --------     --------     --------
    Total ......................................................         139           88           72           69        1,119
                                                                    --------     --------     --------     --------     --------
Allowance for loan losses, balance (at end of period) ..........    $ 13,032     $ 12,107     $  6,128     $  3,693     $  2,158
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

     The following table sets forth the allocation of general allowance for loan losses by loan category for the periods indicated.

                                                                                  As of September 30,
                                                              ------------------------------------------------------------
                                                                     2000                1999                  1998
                                                              ------------------   ------------------   ------------------
                                                                    % of Loans in        % of Loans in        % of Loans in
                                                                    Each Category        Each Category        Each Category
                                                                       to Total             to Total             to Total
                                                                     Loans Before         Loans Before         Loans Before
                                                              Amount   Net Items   Amount   Net Items   Amount   Net Items
                                                              ------------------   ------------------   ------------------
                                                                                 (dollars in thousands)
Balance at end of period
applicable to:
One-to-four family residential
  mortgages ..............................................    $ 4,045       87.8%  $ 4,200       91.1%  $ 1,917       92.4%
Multi-family residential .................................        927        1.9       442        0.9        98        0.8
Commercial real estate ...................................      2,163        4.2     2,873        4.3     2,081        4.8
Construction .............................................        465        1.1       154        0.5       225        0.3
Land .....................................................      1,166        0.9     1,171        0.7       265        0.2
Commercial business ......................................      2,435        2.3     1,798        1.5       307        0.5
Consumer .................................................      1,206        1.8       848        1.0       356        1.0
Unallocated ..............................................        625        N/A       621        N/A       879        N/A
                                                              ------------------   ------------------   ------------------
Total allowances for loan
  losses .................................................    $13,032      100.0%  $12,107      100.0%  $ 6,128      100.0%
                                                              ==================   ==================   ==================
                                                                        As of September 30,
                                                              --------------------------------------
                                                                     1997                1996
                                                              ------------------  ------------------
                                                                    % of Loans in      % of Loans in
                                                                    Each Category      Each Category
                                                                       to Total           to Total
                                                                     Loans Before       Loans Before
                                                              Amount   Net Items  Amount  Net Items
                                                              ------------------  ------------------
                                                                      (dollars in thousands)
Balance at end of period
applicable to:
One-to-four family residential
  mortgages ..............................................    $1,873       89.2%  $1,380       88.7%
Multi-family residential .................................        61        1.8      123        2.0
Commercial real estate ...................................     1,486        7.4      493        7.6
Construction .............................................        62        0.4       --        0.0
Land .....................................................        48        0.5       27        0.4
Commercial business ......................................       108        0.6       68        0.9
Consumer .................................................        22        0.1       29        0.4
Unallocated ..............................................        33        N/A       38        N/A
                                                              ------------------  ------------------
Total allowances for loan
  losses .................................................    $3,693      100.0%  $2,158      100.0%
                                                              ==================  ==================

     Management believes that the allowance for loan losses of $13.0 million as of September 30, 2000 is adequate given the strength of BankUnited's collateral position and the attention given to loan review and classifications. There can be no assurance that additional provisions for loan losses will not be required in future periods.

Year 2000

     Computer programs which recognize a date using two digits (rather than four) to define the applicable year may consider a date using "00" as the year 1900 rather than the year 2000, or fail to recognize the year 2000 as a leap year. This is generally referred to as the "Year 2000 Issue," which may affect the performance of computer programs, hardware, software and other products with embedded computer technology that is date sensitive. In preparation for the Year 2000, BankUnited extensively reviewed, modified and tested its systems prior to the Year 2000, and has been substantially Year 2000 compliant since June 30, 1999.

     On and after January 1, 2000 and February 29, 2000 BankUnited conducted extensive tests of its information systems to verify that the systems correctly recognized the Year 2000 and treated it as a leap year. Additionally, BankUnited associates have closely monitored computer output for accuracy subsequent to January 1, 2000 and February 29, 2000. These tests and reviews have not resulted in any incidents that would materially impact the operation or financial condition of BankUnited, and BankUnited has not, as of this date, experienced any significant disruption due to a Year 2000 failure.

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

Discussion of Financial Condition Changes for the Years Ended September 30, 2000 and 1999

     Total assets increased 12.2% from $4.1 billion at September 30, 1999 to $4.6 billion at September 30, 2000. The increase is mostly due to the increase in loans.

     Loans. BankUnited's loans receivable, net (including loans held for sale) increased $367.9 million from September 30, 1999 to September 30, 2000. Of BankUnited's total net loans receivable of $3.7 billion at September 30, 2000, $1.9 billion or 51.4% were adjustable-rate mortgages ("ARMs") and $1.8 billion or 48.6% were fixed rate mortgages. Mortgage loan purchases of $5.5 million and loan originations of $924 million were offset by repayments of $554.6 million (net of accretion of discount and amortization of premium) and loan sales of $10.2 million.

     Mortgage loans held for sale decreased $91 million to $312.6 million as of September 30, 2000 as compared to $403.6 million at September 30, 1999 principally due to residential loan repayments of $95.1 million and sales of $10.2 million. This decrease was partially offset by originations of loans held for sale of $9.3 million.

     During the fiscal years ended September 30, 2000, 1999, and 1998, residential loans totaling $10.2 million, $23.6 million, and $173.5 million, respectively, were sold for a gain of $71,000, a loss of $5,000, and a gain of $4.0 million, respectively.

     Federal Home Loan Bank (FHLB) Overnight Deposits. FHLB overnight deposits increased $197.2 million to $247.6 million at September 30, 2000 from $50.4 million at September 30, 1999. This change is due to adjustments to BankUnited's liquidity position in response to the growth in the balance sheet and projected cash requirements.

     Securities Purchased Under Agreements To Resell. BankUnited had $63 million in securities purchased under agreements to resell at September 30, 2000 . BankUnited invest the unapplied proceeds of borrowings to maximize earnings while maintaining liquidity until such time as loans and/or securities of a price and quality in line with BankUnited's investment strategy become available.

     Tax Certificates. BankUnited's investment in tax certificates decreased $9.1 million, or 61.5%, to $5.7 million at September 30, 2000 from $14.8 million at September 30, 1999. The decrease is a result of certificate redemptions and repayments and the decision to discontinue investing in this line of business.

     Investments. Investments held to maturity remained consistent at $5.1 million as of September 30, 2000 and 1999. Investments available for sale decreased $2.6 million, or 13%, to $17.4 million as of September 30, 2000 as compared to $20.0 million as of September 30, 1999. The decrease in fiscal 2000 was primarily due to the maturity and redemption of investment securities.

     Mortgage-Backed Securities. Mortgage-backed securities held to maturity increased $19.8 million, or 9.8%, to $222.6 million at September 30, 2000 from $202.8 million at September 30, 1999. The increase was due to purchases of GNMA, FNMA, and FHLMC mortgage backed securities.

     BankUnited's available for sale mortgage-backed securities portfolio decreased $24.6 million, or 17%, to $119.8 million as of September 30, 2000 from $144.4 million as of September 30, 1999. This decrease was due to repayments and amortization of $23.1 million, and a reduction of $1.5 million in the market value of the underlying securities.

     Other Interest Earning Assets. Other interest earning assets increased $7.8 million, or 14.2%, to $62.7 million at September 30, 2000 from $54.9 million at September 30, 1999. This category primarily represents stock in the FHLB which BankUnited is required to purchase in proportion to FHLB advances.

     Deposits. Deposits increased by $329.7 million, or 14.5%, from $2.3 billion at September 30, 1999 to $2.6 billion at September 30, 2000, due to an increase in certificates of deposit accounts of $374 million and non-interest bearing checking accounts of $22.2 million. The increases were offset by decreases in passbook savings of $54.6 million, insured money market accounts of $2.3 million and NOW accounts of $9.6 million.

     Securities Sold Under Agreements To Repurchase. Securities sold under agreements to repurchase decreased by $22.5 million, or 71% to $9.2 million at September 30, 2000 from $31.7 million at September 30, 1999 mainly due to maturity of outstanding repurchase agreements which were not renewed.

     FHLB Advances. FHLB advances increased approximately $200 million, or 18.2% to $1.3 billion at September 30, 2000 from $1.1 billion at September 30, 1999 mainly due to increased funding needs at the Bank.

     Senior Notes. Senior Notes remained at $200 million. These Senior Notes were issued and sold during the second quarter of fiscal 1999. See Notes to the Consolidated Financial Statements.

     Trust Preferred Securities. Trust Preferred securities decreased by $6.1 million or 2.8% from $218.5 million at September 30, 1999 to $212.4 million at September 30, 2000. In November 1999, the Board of Directors of BankUnited authorized the purchase from time to time in the open market, or otherwise, of up to 300,000 shares of trust preferred securities issued by BankUnited's trust subsidiaries. At September 30, 2000, BankUnited had purchased a total of 158,499 shares of trust preferred securities issued by its trust subsidiaries on the open market at a cost of $4.4 million. A gain of $1.5 million, before taxes, was recorded upon acquisition of these securities.

     Stockholders' Equity. BankUnited's total stockholders' equity was $202.6 million at September 30, 2000, an increase of $12.5 million, or 6.6%, from $190.1 million at September 30, 1999. The increase is due primarily to current year income after preferred stock dividends of $15 million and increase in additional paid in capital of $357,000 offset by an increase in accumulated other comprehensive loss of $1.8 million and $1.1 million in treasury stock.

     In May 1999, the Board of Directors of BankUnited authorized the purchase of shares of the 9% Preferred Stock on the open market, as deemed appropriate, and, if the market is appropriate, the retirement of the 9% Preferred Stock. During fiscal 2000, BankUnited purchased a total of 1,000 shares of its 9% Preferred Stock on the open market at a cost of $7,250.

     In December 1998, the Board of Directors of BankUnited authorized the purchase from time to time in the open market, or otherwise, of up to 1,000,000 shares of BankUnited's Class A Common Stock at such prices as the Executive Committee shall deem advantageous. This is in addition to the authority granted to purchase shares for compensation and benefit programs. Through September 30, 2000, BankUnited purchased a total of 333,000 shares of its Class A Common Stock on the open market at a cost of $2.8 million. As of the date of filing of this Annual Report on Form 10-K, no additional purchases have been made.

Comparison of Operating Results for the Fiscal Years Ended September 30, 2000 and 1999

     Net Income after Preferred Stock Dividends. Net income after preferred stock dividends increased to $15 million for the year ended September 30, 2000, compared to a loss of $4.4 million for the year ended September 30, 1999. The loss in fiscal 1999 was attributed to the restructuring charges. See "Restructuring" above. The increase in net income after preferred stock dividends for the year ended September 30, 2000 consisted of an increase in interest and fees on loans of $61 million, a reduction in provision for loan losses of $3.3 million, offset by an increase in interest expense of $31.6 million and an increase in tax expense of $12.2 million.

     Net Interest Income. Net interest income before provision for loan losses increased $30.1 million, or 65.4%, to $76.2 million for the year ended September 30, 2000 from $46.0 million for the year ended September 30, 1999. Net interest margin increased to 1.91% for the year ended September 30, 2000, compared to 1.27% for the same prior year period. For the year ended September 30, 2000, the increase in the net interest margin was due to an increase in the yield on interest-earning assets to 7.39% from 6.44% in 1999, primarily attributable to the increased yields on total loans, partially offset by a 33 basis point increase in the cost of interest-bearing liabilities to 5.65% from 5.32% in 1999.

     Interest income increased $61.7 million, or 26.4%, to $295.3 million for the year ended September 30, 2000 from $233.6 million for the year ended September 30, 1999. Interest income for fiscal year 2000 was affected by the increase in outstanding commercial and commercial real estate loans combined with an increased annual interest rate yield of 9.19% as compared to 8.45% at September 30, 2000 and 1999, respectively, for commercial loans and 9.08% as compared to 8.72% at September 30, 2000 and 1999, respectively, for commercial real estate.

     Interest expense for the year ended September 30, 2000, increased $31.6 million, or 16.9%, to $219.1 million from $187.5 million for the year ended September 30, 1999, primarily due to increases in interest expense on interest-bearing deposits. Interest expense on interest-bearing deposits increased $19.9 million, or 18.7%, to $126.6 million for the year ended September 30, 2000, from $106.7 million for the prior year as a result of an increase in the average balance of interest-bearing deposits to $2.4 billion for the year ended September 30, 2000, from $2.2 billion for the prior year, offset by a 40 basis point increase in the average cost of interest-bearing deposits to 5.18% for the year ended September 30, 2000, from 4.78% for the prior year. Interest expense on the trust preferred securities decreased $255,000, or 1.2% to $20.9 million for the year ended September 30, 2000, from $21.2 million for the prior year, as a result of a decrease in the average balance of the trust preferred securities to $215.6 million for the year ended September 30, 2000 from $218.5 million for the prior year due to the acquisition of 158,499 shares of these securities by BankUnited during fiscal 2000 .

     Other factors influencing the level of interest expense include the issuance of the Bank's Senior Notes during the second quarter of fiscal 1999, which generated interest expense of $7.6 million for the year ended September 30, 1999 as compared to $11.4 million for the year ended September 30, 2000, at a weighted average cost of 5.71%; and a $8.1 million increase in interest expense on FHLB advances and other borrowings to $60.2 million for the year ended September 30, 2000 from $52.1 million for the prior year, resulting from an increase in the average balance of FHLB advances and other borrowings to $1.0 billion for the year ended September 30, 2000, from $942.9 million for the prior year. Overall, the average rate paid on interest-bearing liabilities increased 33 basis points to 5.65% on an average balance of $3.9 billion for the year ended September 30, 2000, from 5.32% on an average balance of $3.5 billion for the year ended September 30, 1999.

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

                                                                                     At September 30,
                                                        ----------------------------------------------------------------------
                                                                              2000                           1999
                                                        As of   ------------------------------   -----------------------------
                                                      09/30/00
                                                       Yield/     Average               Yield/     Average              Yield/
                                                       Rate(1)    Balance    Interest    Rate      Balance     Interest  Rate
                                                        -----   ----------   ---------   -----   ----------   ---------  -----
                                                                              (dollar amounts in thousands)
Interest-earning assets:
  Loans receivable, net (2) ......................      7.77%   $3,515,652   $ 260,690   7.42%   $3,038,086   $ 199,704  6.57%
  Mortgage-backed securities (2) .................      7.01%      354,271      24,866   7.02%      337,333      18,493  5.48
  Short-term investments (3) .....................      6.99%       43,331       3,229   7.45%      144,842       7,590  5.24
  Tax certificates ...............................      0.87%       10,585         784   7.41%       26,666       1,882  7.06
  Long-term investments and
FHLB stock, net ..................................      7.73%       73,816       5,746   7.78%       80,042       5,881  7.35
                                                        -----   ----------   ---------   -----   ----------   ---------  -----
Total interest-earning assets ....................      7.65%    3,997,655     295,315   7.39%    3,626,969     233,550  6.44
                                                        -----   ----------   ---------   -----   ----------   ---------  -----
Interest-bearing liabilities:
  NOW/Money Market ...............................      2.67%      264,577       6,777   2.56%      272,922       7,820  2.87
  Savings ........................................      4.88%      355,320      16,825   4.74%      360,019      16,010  4.45
  Certificate of deposits ........................      6.23%    1,823,606     103,027   5.65%    1,599,661      82,825  5.18
  Trust preferred securities .....................      9.69%      215,600      20,899   9.69%      218,500      21,154  9.68
  Senior notes ...................................      5.71%      200,000      11,429   5.71%      132,055       7,612  5.76
  FHLB advances and other borrowings .............      6.24%    1,018,782      60,189   5.91%      942,871      52,094  5.52
                                                        -----   ----------   ---------   -----   ----------   ---------  -----
Total interest-bearing liabilities ...............      6.05%   $3,877,885   $ 219,146   5.65%   $3,526,028   $ 187,515  5.32
                                                        =====   ==========   =========   =====   ==========   =========  =====
Excess of interest-earning assets
  over interest-bearing liabilities ..............              $  119,770                       $  100,941
                                                                ==========                       ==========
Net interest income ..............................                           $  76,169                        $  46,035
                                                                             =========                        =========
Interest rate spread .............................      1.60%                            1.74%                           1.12%
                                                        =====                            =====                           =====
Net interest margin ..............................      1.78%                            1.91%                           1.27%
                                                        =====                            =====                           =====
Ratio of interest-earning assets to
  interest-bearing liabilities ...................                  103.09%                          102.86%
                                                                ==========                       ==========
                                                               At September 30,
                                                        -------------------------------
                                                                     1998
                                                        -------------------------------
                                                         Average                 Yield/
                                                         Balance     Interest     Rate
                                                        ----------   ---------    -----
                                                         (dollar amounts in thousands)
Interest-earning assets:
  Loans receivable, net (2) ......................      $2,529,219   $ 177,252    7.01%
  Mortgage-backed securities (2) .................         288,832      16,588    5.74
  Short-term investments (3) .....................          86,642       5,013    5.79
  Tax certificates ...............................          38,978       2,952    7.57
  Long-term investments and
FHLB stock, net ..................................          81,600       5,762    7.06
                                                        ----------   ---------    -----
Total interest-earning assets ....................       3,025,271     207,567    6.86
                                                        ----------   ---------    -----
Interest-bearing liabilities:
  NOW/Money Market ...............................         163,513       5,083    3.11
  Savings ........................................         193,564       8,983    4.64
  Certificate of deposits ........................       1,384,710      79,365    5.73
  Trust preferred securities .....................         173,288      16,952    9.78
  Senior notes ...................................              --          --    0.00
  FHLB advances and other borrowings .............         998,562      57,160    5.72
                                                        ----------   ---------    -----
Total interest-bearing liabilities ...............      $2,913,637   $ 167,543    5.75
                                                        ==========   =========    =====
Excess of interest-earning assets
  over interest-bearing liabilities ..............      $  111,634
                                                        ==========
Net interest income ..............................                   $  40,024
                                                                     =========
Interest rate spread .............................                                1.11%
                                                                                  =====
Net interest margin ..............................                                1.32%
                                                                                  =====
Ratio of interest-earning assets to
  interest-bearing liabilities ...................          103.83%
                                                        ==========

----------------

(1) The yields and rates along with the corresponding interest rate spread and net interest margin represent the yields earned and rates paid on BankUnited's interest-earning assets and interest-bearing liabilities, respectively, as of the close of business on September 30, 2000 and do not include any estimates of the effect accelerated amortization of purchased premiums would have on the yields earned.
(2) The yields and rates along with the corresponding interest rate spread and net interest margin for the fiscal year ended September 30, 1999 reflect the accelerated amortization of purchase premiums on the One-Year CMT loan portfolio and a related security in the first quarter of fiscal 1999 and the $14.8 million charge in the second quarter of fiscal 1999 related to the write-off of purchase premiums on the One-Year CMT loan portfolio and the continuing accelerated amortization of purchase premiums on a related security. The yields and rates along with the corresponding interest rate spread and net interest margin for the fiscal year ended September 30, 1998 reflect the accelerated amortization of purchase premiums on the one-year CMT loan portfolio in the third and fourth quarter of fiscal 1998.
(3) Short-term investments include FHLB overnight deposits, securities purchased under agreements to resell, federal funds sold and certificates of deposit.

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

                                                      Year Ended September 30,                     Year Ended September 30,
                                                             2000 v. 1999                                1999 v. 1998
                                              -----------------------------------------  ------------------------------------------
                                                         Increase (Decrease)                         Increase (Decrease)
                                                               Due to                                     Due to
                                                                   Changes                                       Changes
                                              Changes    Changes      in       Total      Changes    Changes       in       Total
                                                 in        in        Rate/    Increase       in         in        Rate/    Increase
                                               Volume     Rate      Volume   (Decrease)    Volume      Rate      Volume   (Decrease)
                                              --------   --------  --------   ---------  ----------  --------   --------   --------
                                                                               (Dollars in thousands)
Interest income attributable to:
Loans ....................................... $ 31,392   $ 25,574  $  4,020   $ 60,986   $   35,662  $(10,997)  $ (2,213)  $ 22,452
Mortgage-backed securities and
  collateralized mortgage obligations .......      929      5,184       260      6,373      2,785.0      (753)      (127)     1,905
Short-term investments (1) ..................   (5,320)     3,204    (2,245)    (4,361)     3,367.0      (473)      (317)     2,577
Tax Certificates ............................   (1,135)        92       (56)    (1,099)      (932.0)     (201)        63     (1,070)
Long-term investments and FHLB stock ........     (457)       351       (29)      (135)      (110.0)      233         (4)       119
                                              --------   --------  --------   ---------  ----------  --------   --------   --------
Total interest-earning assets ...............   25,409     34,405     1,950     61,764       40,772   (12,191)    (2,598)    25,983
                                              --------   --------  --------   ---------  ----------  --------   --------   --------
Interest expense attributable to:
NOW/Money Market ............................     (239)      (828)       24     (1,043)     3,401.0      (398)      (266)     2,737
Savings .....................................     (209)     1,044       (20)       815      7,725.0      (375)      (323)     7,027
Certificates of Deposit .....................   11,595      7,549     1,058     20,202     12,320.0    (7,669)    (1,191)     3,460
Trust preferred securities ..................     (281)        27        (1)      (255)     4,423.0      (175)       (46)     4,202
Senior Notes ................................    3,917        (66)      (34)     3,817           --        --      7,612      7,612
FHLB advances and other borrowings ..........    4,194      3,610       290      8,094     (3,188.0)   (1,989)       111     (5,066)
                                              --------   --------  --------   ---------  ----------  --------   --------   --------
Total interest-bearing liabilities ..........   18,977     11,336     1,317     31,630       24,681   (10,606)     5,897     19,972
                                              --------   --------  --------   ---------  ----------  --------   --------   --------
Increase (decrease) in net
 interest income ............................ $  6,432   $ 23,069  $    633   $ 30,134   $   16,091  $ (1,585)  $ (8,495)  $  6,011
                                              ========   ========  ========   =========  ==========  ========   ========   ========

(1) Short-term investments include FHLB overnight deposits, securities purchased under agreements to resell, federal funds sold and certificates of deposit.

     Provision for Loan Losses. The provision for loan losses decreased $3.3 million to $4.6 million for the year ended September 30, 2000 compared to $7.9 million for the year ended September 30, 1999. Included in the $7.9 million provision is a $6.3 million provision recorded in the second quarter of 1999 as a result of management's review of interest earning assets. For a detailed discussion of BankUnited's asset quality and allowance for loan losses, see "Asset Quality."

     Non-interest Income. Non-interest income increased $1.3 million to $6.1 million for the year ended September 30, 2000 compared to $4.8 million for the year ended September 30, 1999. The increase is mainly attributed to an increase in service charges on deposits of approximately $276,000 and an increase in service charges and fees on loans of approximately $744,000, and a $656,000 increase in sale of investment products through BUFC. These increases were partially offset by a decrease of approximately $400,000 of loan servicing income, net of the amortization of loan mortgage servicing rights.

     Non-interest Expenses. Operating expenses increased $4.1 million to $52.5 million for the year ended September 30, 2000 compared to $48.4 million for the year ended September 30, 1999. The increase in expenses is primarily attributable to the increased staff levels necessitated by BankUnited's growth.

     Income Taxes. The income tax provision increased to a net expense of $10.2 million, for the year ended September 30, 2000, compared to a net benefit of $1.9 million for the year ended September 30, 1999. This increase was due to BankUnited's strategic changes which increased income before taxes, extraordinary item and preferred stock dividends to $25.1 million for the period ended September 30, 2000 versus a loss of $5.5 million for the same period in 1999.

     Extraordinary Item. In November 1999, the Board of Directors of BankUnited authorized the purchase, from time to time, in the open market, or otherwise, of up to 300,000 shares of the Trust Preferred Securities. During fiscal 2000, BankUnited purchased 158,499 shares of the Trust Preferred Securities, at a cost of $4.4 million, resulting in an extraordinary gain as a result of their early extinguishment in the amount of $0.9 million, net of $0.6 million in taxes.

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

     As a financial institution, virtually all of BankUnited's assets and liabilities are monetary in nature. As a result, BankUnited is not significantly affected by the general levels of inflation. BankUnited's net income is mainly dependent on the spread between the average yield earned on its interest-earning assets and the average cost incurred on its interest-bearing liabilities. Therefore, BankUnited's net income is more significantly impacted by changes in interest rates (see Item 7a. "Quantitative and Qualitative Disclosures about Market Risk"). Although interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, interest rates are affected by actions of Federal Reserve designed to control inflation.

Selected Quarterly Financial Data

     Set forth below is selected quarterly data for the fiscal years ended September 30, 2000 and 1999. The quarterly financial data for the fourth quarter of fiscal 1999 was not reviewed by BankUnited's independent certified public accountants in accordance with standards established for such reviews.

                                                                                     2000
                                                                    ---------------------------------------
                                                                     First     Second     Third     Fourth
                                                                    Quarter    Quarter   Quarter    Quarter
                                                                    -------    -------   -------    -------
                                                                (Dollars in thousands, except per share data)
Net interest income ............................................    $19,189   $19,638    $19,634    $17,708
Provision for loan losses ......................................      1,200     1,000      1,000      1,445
Non-interest income ............................................      1,307     1,570      1,602      1,596
Non-interest expense ...........................................     12,988    13,753     13,777     12,006
                                                                    -------    ------    -------    -------
Income before taxes, extraordinary item and
  Preferred stock dividends ....................................      6,308     6,455      6,459      5,853
Income taxes ...................................................      2,579     2,635      2,631      2,402
                                                                    -------    ------    -------    -------
Net income before extraordinary item
  and preferred stock dividends ................................      3,729     3,820      3,828      3,451
Extraordinary item (net of taxes) ..............................        431       261          9        235
                                                                    -------    ------    -------    -------
Net income before preferred stock dividends ....................      4,160     4,081      3,837      3,686
Preferred stock dividends ......................................        197       198        198        197
                                                                    -------    ------    -------    -------
Net income applicable to common stock ..........................    $ 3,963    $3,883    $ 3,639    $ 3,489
                                                                    =======    ======    =======    =======
Basic:
  Net income before extraordinary item .........................    $  0.19    $  0.2    $   0.2    $  0.18
                                                                    -------    ------    -------    -------
  Net income after extraordinary item ..........................    $  0.22    $ 0.21    $   0.2    $  0.19
                                                                    =======    ======    =======    =======
Diluted:
  Net income before extraordinary item .........................    $  0.19    $  0.2    $   0.2    $  0.18
                                                                    -------    ------    -------    -------
  Net income after extraordinary item ..........................    $  0.21    $ 0.21    $   0.2    $  0.19
                                                                    =======    ======    =======    =======
                                                                                         1999
                                                                    ---------------------------------------------
                                                                     First       Second        Third      Fourth
                                                                    Quarter    Quarter(1)     Quarter    Quarter
                                                                    --------    --------     --------    --------
                                                                    (Dollars in thousands, except per share data)
Net interest income ............................................    $ 10,089    $  1,555     $ 15,891    $ 18,500
Provision for loan losses ......................................         400       6,336          450         753
Non-interest income ............................................       1,293       1,209        1,189       1,109
Non-interest expense ...........................................      10,222      13,936       11,135      13,100
                                                                    --------    --------     --------    --------
Income (loss) before taxes and preferred stock dividends .......         760     (17,508)       5,495       5,756
Income taxes (benefit) .........................................         364      (6,578)       2,164       2,147
                                                                    --------    --------     --------    --------
Net income (loss)  before preferred stock dividends ............         396     (10,930)       3,331       3,609
Preferred stock dividends ......................................         188         196          192         197
                                                                    --------    --------     --------    --------
Net income (loss) applicable to common stock ...................    $    208    $(11,126)    $  3,139    $  3,412
                                                                    ========    ========     ========    ========
Basic earnings (loss) per share ................................    $   0.01    $  (0.61)    $   0.17    $   0.19
                                                                    ========    ========     ========    ========
Diluted earnings (loss) per share ..............................    $   0.01    $  (0.61)    $   0.17    $   0.18
                                                                    ========    ========     ========    ========
(1) Includes restructuring charges

Item 7a.  Quantitative and Qualitative Disclosure about Market Risk.

Interest Rate Sensitivity

     As a financial intermediary BankUnited invests in various types of interest-earning assets (primarily loans, mortgage-backed securities, and investment securities) which are funded largely by interest-bearing liabilities (primarily deposits, FHLB advances, and trust preferred securities). Such financial instruments have varying levels of sensitivity to changes in market interest rates that creates interest rate risk for the Bank. Accordingly, BankUnited's net interest income, the most significant component of its net income, is subject to substantial volatility due to changes in interest rates or market yield curves, particularly if there are differences, or gaps, in the repricing frequencies of its interest-earning assets and the interest-bearing liabilities which fund them. BankUnited monitors such interest rate gaps and seeks to manage its interest rate risk by adjusting the repricing frequencies of its interest-earning assets and interest-bearing liabilities. The Bank also uses interest rate caps to limit its interest rate risk. In addition to reviewing reports which summarize BankUnited's various interest sensitivity gaps, management utilizes a simulation model which measures the financial impact certain interest rate scenarios are likely to have on the Bank. As discussed more fully below, a variety of factors influence the repricing characteristics and the market values of BankUnited's interest-earning assets and interest-bearing liabilities, but many of these factors are difficult to quantify.

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

     Imbedded Options. A substantial portion of BankUnited's loans and mortgage-backed securities are residential mortgage loans that contain an imbedded option allowing borrowers to repay all, or a portion, of their loan prior to maturity without penalty. The existence of this imbedded prepayment option can adversely impact BankUnited's financial performance. In general, marketable securities tend to exhibit an increase in market value when the level of interest rates falls, and they tend to exhibit a decrease in market value when the level of interest rates rises. Mortgage loans having imbedded prepayment options, and the securities which contain them, do tend to decrease in market value as interest rates rise. However increases in market value due to a decrease in interest rates are typically suppressed since in a lower rate environment borrowers are more likely to prepay, or refinance, their mortgage loans. Consequently, the adverse impact an investment in mortgage loans or mortgage securities may have on BankUnited's market value of equity, should interest rates rise, may exceed the beneficial impact should interest rates fall by a like amount.

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

     In an interest rate environment where long-term interest rates are declining and related mortgage refinancing opportunities are readily available, prepayments of ARMs and higher rate, fixed-rate mortgages tend to accelerate. This was the case the first half of fiscal 1999. BankUnited's results of operations for the first quarter of fiscal year 1999 reflect the accelerated amortization of premiums on purchased loans and mortgage-backed securities due to such refinancings. BankUnited continued to experience high levels of prepayments in the second quarter of fiscal 1999, the effects of which are included in the $14.8 million charge to write-off the remaining purchase premiums on the One-Year CMT loan portfolio and to record the continuing accelerated amortization of purchase premiums on a similar security. In addition, $0.2 million of other amortization was recorded for a total reduction to income of $15.0 million. During the third quarter of fiscal 1999, long-term interest rates rose slightly resulting in a significant decrease in the level of prepayments. As a result of this decline in prepayments and the reduction in the balance of premiums to amortize in the second half of fiscal 1999, the amortization of premiums, net of discounts and deferred origination costs, decreased to $2.8 million for the six months ended September 30, 1999. As of September 30, 1999, BankUnited's purchased premiums, net of discounts, were $3.5 million as compared to $866,000 at September 30, 2000.

     BankUnited has reviewed its practice of purchasing mortgage loans in the secondary market, particularly ARM loans, and has put increased emphasis on originating its own loans. Over time, management expects this to mitigate BankUnited's exposure to the adverse impact accelerated premium amortization can have on its net interest income

     Investment securities, other than those with early call provisions, generally do not contain significant imbedded options that results in greater degree of repayment predictability. While savings and checking deposits generally may be withdrawn upon customer request without prior notice, on an overall basis, one customer's withdrawal is likely to be offset by another customer's deposit resulting in a dependable source of funds. Time deposits are generally subject to early withdrawal penalties, which results in the large majority of these deposits being maintained until maturity. Similarly, term FHLB advances have prepayment penalties, which discourage early repayment by the Bank. BankUnited's trust preferred securities may be redeemed at varying times and $70 million of these securities may be redeemed through 2016 at a premium. (See Notes to Consolidated Financial Statements for further discussion of the trust preferred securities).

     BankUnited borrows from the FHLB in the form of advances to fund operations. These advances have a variety of terms, rates and repayment provisions. A significant portion of BankUnited's advances were obtained through a convertible advances program that permits the FHLB to convert an advance from a fixed-rate basis to a floating-rate basis at its discretion. It is highly probable that the advances will be converted in a rising interest rate environment. Should the FHLB elect to exercise this option, BankUnited's cost of funds may be affected adversely.

     BankUnited also borrows under the "knockout" advance program offered by the FHLB. In general, a knockout advance is structured as a fixed rate advance that the FHLB may convert to a floating rate indexed to the 3-month LIBOR rate if, at the end of any three month period after the non-conversion period, the 3-month LIBOR rate equals or exceeds an agreed upon threshold rate. In general BankUnited seeks to set the threshold at a rate that is higher than current market interest rates. Should a particular advance be converted by the FHLB, its rate will reset quarterly for the remainder of its term.

     BankUnited also limits its interest rate risk by purchasing interest rate caps. At present BankUnited holds five interest rate cap contracts totaling $800 million. The contracts require the counter-party to pay the BankUnited quarterly interest payments based on the notional amount and the difference between the index and the cap rate, if and when the index exceeds the cap rate, in return for a one time fee paid by the BankUnited (See Notes to Consolidated Financial Statements for further discussion of interest rate caps).

     During fiscal year 2000, BankUnited borrowed a total of $250 million in knockout advances, each with a 10-year term and a one year non-callable period. The initial rates on these advances range from 5.92% to 6.94% while the threshold rates range from 8.50% to 9.75%. BankUnited has chosen to borrow under the knockout advance program because, as long as these advances remain unconverted by the FHLB, the stability of BankUnited's net interest margin will be enhanced. However, if the 3-month LIBOR rate were to rise so as to allow the FHLB to convert one or more of BankUnited's knockout advances, the funding cost associated with the converted advance would become higher and more volatile, negatively impacting BankUnited's net interest margin.

     Interest Rate Indices. BankUnited's ARM loans and mortgage-backed securities are primarily indexed to the One-Year CMT or MTA indices (see "Business--Lending Activities"). To the extent such loans and mortgage-backed securities are funded by deposits, FHLB advances, and other interest-bearing liabilities whose interest costs are influenced by indices not highly correlated with the One-Year CMT or MTA indices, an environment of changing interest rates may impact the various indices differently which may lead to significant changes in the value of, and the net earnings generated from, BankUnited's financial instruments. Each index is unique, and as such, is uniquely influenced by various economic and non-economic forces. Therefore, historical relationships between various indices may not necessarily be indicative of future relationships.

     Cap Risks and Lag Risks. At September 30, 2000 BankUnited's residential loan portfolio included $1.5 billion of ARMs (40.5% of BankUnited's total loan portfolio). The ARMs purchased by BankUnited typically have annual interest rate adjustment caps that limit rate changes to 2% per year. Further, a portion of these ARMs provide for initial rates of interest which are significantly below the rates which would prevail were the contractual interest rate index and margin used for repricing applied initially. Such loans are commonly referred to as being in their teaser rate period.

     In times of sharply rising interest rates, these caps may serve to limit the increase in interest income generated from certain interest-earning assets. Conversely, in an environment of sharply falling interest rates, they may reduce the decline in BankUnited's interest income. Over periods of time where the general level of interest rates has had time to fluctuate, the alternating positive and negative effects generated by such interest rate caps will be largely offsetting. Over shorter periods, however, and to the extent any caps are actually limiting the interest rate adjustment of any assets, they can increase the volatility of BankUnited's net interest income, and to a lesser extent, its market value of equity.

     Availability of Mortgage Loans. BankUnited's net income depends significantly on its ability to originate or acquire mortgage loan assets on acceptable terms and at favorable spreads over the its borrowing costs. Should BankUnited be unable to originate or acquire such mortgage loans, its results of operations will be adversely affected.

     In originating or acquiring mortgage loans, BankUnited competes with REITs, investment banking firms, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, competing lenders, FNMA, FHLMC, GNMA, and other entities which purchase mortgage loans, some of which have greater financial resources than BankUnited. Increased competition for the origination or acquisition of eligible mortgage loans or a diminution in the supply could result in BankUnited having to incur higher costs eand accept lower yields. This, in turn, would reduce the amount by which BankUnited's yield on earning assets would exceeds its cost of funding those assets.

     The availability of mortgage loans meeting BankUnited's criteria is dependent upon, among other things, the size and level of activity in the residential real estate lending market, which in turn depends on other factors including the level of interest rates, regional and national economic conditions and changes in residential real estate values. To the extent the BankUnited is unable to originate or acquire a sufficient volume of mortgage loans meeting its criteria, BankUnited's operating results could be adversely affected.

     BankUnited's rate-sensitive liabilities maturing or subject to repricing within one year exceed its rate-sensitive assets maturing or repricing within the same period. As of September 30, 2000, this circumstance results in a negative cumulative one-year gap position of 4.59% of total assets. This mismatch, when coupled with the deregulation of the restrictions previously imposed on the types of savings products that financial institutions are permitted to offer, subjects BankUnited's earnings to change based on fluctuations in interest rates. In terms of managing interest rate risk, one method available to management is to attempt to more closely match the repricing frequencies of the Bank's interest-earning assets to that of its interest-bearing liabilities.

     Gap Table. The following table sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2000, expected to reprice or mature in each of the future time periods shown.

                                                                    At September 30, 2000
                                                                Interest Sensitivity Period (1)
                                                          --------------------------------------------
                                                           6 Months        6 Months -        Over 1-
                                                            or Less          1 Year          5 Years
                                                          -----------     -----------      -----------
                                                                     (dollars in thousands)
Interest-earning assets:
  Investments, tax certificates,
  Federal funds sold, FHLB
  overnight deposits and other
  interest earning assets, at cost ...................    $   375,516     $     1,157      $     7,717
  Mortgage-backed securities .........................         58,034          21,327           95,935
Loans:
  Adjustable-rate mortgages ..........................        706,032         301,784          721,181
  Fixed-rate mortgages ...............................         86,764          82,838          593,705
  Commercial and consumer loans ......................        103,727          12,547           24,724
                                                          -----------     -----------      -----------
    Total loans ......................................        896,523         397,169        1,339,610
                                                          -----------     -----------      -----------
    Total interest-earning assets ....................    $ 1,330,073     $   419,653      $ 1,443,262
                                                          ===========     ===========      ===========
Interest-bearing liabilities:
  Customer deposits:
  Money market and NOW accounts ......................    $    23,752     $    23,754      $   141,350
  Passbook accounts ..................................         22,734          22,743          181,946
  Certificate accounts ...............................        758,685         730,014          646,000
                                                          -----------     -----------      -----------
    Total customer deposits ..........................        805,171         776,511          969,296
                                                          -----------     -----------      -----------
Borrowings:
  FHLB advances ......................................        265,000         100,000          530,000
  Senior Notes .......................................             --              --          200,000
  Trust Preferred ....................................          2,800              --               --
  Other borrowings ...................................          9,205              --               --
                                                          -----------     -----------      -----------
    Total borrowings .................................        277,005         100,000          730,000
                                                          -----------     -----------      -----------
    Total interest-bearing liabilities ...............    $ 1,082,176     $   876,511      $ 1,699,296
                                                          ===========     ===========      ===========
Derivative instruments affecting
  interest rate sensitivity ..........................    $        --     $        --      $   800,000
                                                          ===========     ===========      ===========
Total interest-earning assets less
  interest-bearing liabilities ("GAP") ...............    $   247,897     $  (456,858)     $   543,966
                                                          ===========     ===========      ===========
    Ratio of GAP to total assets .....................           5.45%         (10.04)%          14.78%
                                                          ===========     ===========      ===========
Cumulative excess (deficiency) of
interest-earning assets over interest-
  bearing liabilities ................................    $   247,897     $  (208,961)     $   464,005
                                                          ===========     ===========      ===========
Cumulative excess (deficiency) of
  interest-earning assets over interest-
  bearing liabilities, as a percentage
    of total assets ..................................           5.45%          (4.59)%          10.19%
                                                          ===========     ===========      ===========
                                                                   At September 30, 2000
                                                               Interest Sensitivity Period (1)
                                                          --------------------------------------------
                                                           Over 5 -            Over
                                                           10 Years          10 Years         Total
                                                          -----------      -----------     -----------
                                                                   (dollars in thousands)
Interest-earning assets:
  Investments, tax certificates,
  Federal funds sold, FHLB
  overnight deposits and other
  interest earning assets, at cost ...................    $       340      $    16,750     $   401,480
  Mortgage-backed securities .........................         72,854           94,205         342,355
Loans:
  Adjustable-rate mortgages ..........................         21,044              818       1,750,859
  Fixed-rate mortgages ...............................        468,858          534,200       1,766,365
  Commercial and consumer loans ......................          4,021              558         145,577
                                                          -----------      -----------     -----------
    Total loans ......................................        493,923          535,576       3,662,801
                                                          -----------      -----------     -----------
    Total interest-earning assets ....................    $   567,117      $   646,531     $ 4,406,636
                                                          ===========      ===========     ===========
Interest-bearing liabilities:
  Customer deposits:
  Money market and NOW accounts ......................    $    17,708      $        --     $   206,564
  Passbook accounts ..................................         97,471               --         324,894
  Certificate accounts ...............................             --               --       2,005,828
                                                          -----------      -----------     -----------
    Total customer deposits ..........................        115,179               --       2,537,286
                                                          -----------      -----------     -----------
Borrowings:
  FHLB advances ......................................        356,426               --       1,251,426
  Senior Notes .......................................             --               --         200,000
  Trust Preferred ....................................             --          209,593         212,393
  Other borrowings ...................................             --               --           9,205
                                                          -----------      -----------     -----------
    Total borrowings .................................        356,426          209,593       1,673,024
                                                          -----------      -----------     -----------
    Total interest-bearing liabilities ...............    $   471,605      $   209,593     $ 4,210,310
                                                          ===========      ===========     ===========
Derivative instruments affecting
  interest rate sensitivity ..........................    $        --      $        --     $   800,000
                                                          ===========      ===========     ===========
Total interest-earning assets less
  interest-bearing liabilities ("GAP") ...............    $    95,512      $   436,938     $   996,326
                                                          ===========      ===========     ===========
    Ratio of GAP to total assets .....................           2.10%            9.60%          21.89%
                                                          ===========      ===========     ===========
Cumulative excess (deficiency) of
interest-earning assets over interest-
  bearing liabilities ................................    $  (368,622)     $    68,316
                                                          ===========      ===========
Cumulative excess (deficiency) of
  interest-earning assets over interest-
  bearing liabilities, as a percentage
    of total assets ..................................          (8.10)%           1.50%
                                                          ===========      ===========

(1) In preparing the table above, certain, assumptions have been made with regard to the repricing or maturity of certain assets and liabilities. Assumptions as to prepayments on first and second mortgage loans and mortgage-backed securities were obtained from prepayment rate tables that provide assumptions corresponding to recent actual repricing experienced in the marketplace. Assumptions have also been made with regard to payments on tax certificates based on historical experience. Money market, NOW and passbook accounts are assumed to decay based upon duration estimates determined by management. The rates paid in these accounts, however, are determined by management based on market conditions and other factors and may reprice more slowly than assumed. All other assets and liabilities have been repriced based on the earlier of repricing or contractual maturity. The mortgage prepayment rate tables, deposit decay rates and the historical assumptions used regarding payments on tax certificates should not be regarded as indicative of the actual repricing that may be experienced by BankUnited.

     In addition to preparing and reviewing periodic gap reports which help identify repricing mismatches, management uses simulation models which estimate the impact on net interest income of various interest rate scenarios, balance sheet trends and strategies. These simulations cover the following financial instruments: short-term financial instruments, securities, loans, deposits, borrowings and off-balance sheet financial instruments. These simulations incorporate assumptions about balance sheet dynamics, such as loan and deposit growth and pricing, changes in funding mix and asset and liability repricing and maturity characteristics. Simulations are run under various interest rate scenarios to determine the impact on net income and capital. From these scenarios, interest rate risk is quantified and appropriate strategies are developed and implemented. The overall interest rate risk position and strategies are reviewed on an ongoing basis by senior management. Based on the information and assumptions in effect on September 30, 2000, management estimates the impact of a gradual and parallel 100 basis-point rise or fall in interest rates over the next 12 months to be between 4% and 8% of net interest income.

     BankUnited recognizes that there are numerous assumptions and estimates associated with the simulations described above which may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the simulation model assumes that the composition of BankUnited's interest sensitive assets and liabilities existing at the beginning of a period remains relatively constant over the period being measured and also assumes that the change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. In addition, prepayment estimates and other assumptions within the model are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision. For example, the unanticipated prolonged flatness of the yield curve as well as the volatility in interest rates experienced over the first six months of fiscal 1999 resulted in accelerated prepayments of loans and a significant reduction in interest income. This led BankUnited, as part of its restructuring strategy, to discontinue purchasing in the secondary market One-Year CMT loans to reduce its exposure to such interest rate risks in future periods. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Restructuring."

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

     BankUnited currently utilizes, on a limited basis, derivative financial instruments designed to reduce the interest rate risks associated with certain other financial instruments. Specifically, Interest Rate Cap contracts have been acquired by BankUnited to reduce its exposure to the increased funding costs that would likely result in an increasing interest rate environment. As was discussed previously, increased funding costs are not likely to be fully counterbalanced by an offsetting increase in BankUnited's yield on interest earning assets. (See Notes to Consolidated Financial Statements for further discussion of the Interest Rate Cap contracts.) The Interest Rate Cap contracts are treated as fair-value hedges and it is anticipated that any change in their fair value will be substantially offset by an opposite change in the fair value of the financial instruments intended to hedge.

     The indices used in these contracts are the Constant Maturity Treasury ("CMT") and the Constant Maturity Swap ("CMS").

     The following table sets forth information concerning the interest rate cap contracts.

           Notional                            Cap           Termination
            Amount              Index         Rate              Date
            ------              -----         ----              ----
    (dollars in thousands)
          $100,000           5-Year CMT       7.50%         March 23, 2002
           100,000          10-Year CMT       7.25%         March 23, 2002
           100,000           5-Year CMS       8.85%         March 23, 2003
           400,000          10-Year CMS       9.35%         March 23, 2003
           100,000          10-Year CMS       8.85%         March 23, 2003
          --------
          $800,000
          ========

     BankUnited entered into these contracts for the purpose of hedging a portion of BankUnited's interest rate risk against rising interest rates on certain borrowings from the Federal Home Loan Bank. As of September 30, 2000, the 5-Year CMT rate was 5.82%, the 10-Year CMT rate was 5.77%, the 5-Year CMS rate was 6.75% and the 10-Year CMS rate was 6.88%.

     There can be no assurance, however, of the degree to which BankUnited will be able to match its short-term, interest-earning assets to its short-term, interest-bearing liabilities. Neither can there be any assurances of BankUnited's ability to manage related liquidity risks.

Financial Statements and Supplementary Data

BankUnited Financial Corporation
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                           Page

Report of Independent Certified Public Accountants.......................   70

Consolidated Statements of Financial Condition as of September 30, 2000
   and September 30, 1999 ...............................................   71

Consolidated Statements of Operations for the Years Ended
   September 30, 2000, 1999 and 1998. ...................................   72

Consolidated Statements of Stockholders' Equity for the Years Ended
   September 30, 2000, 1999 and 1998. ...................................   73

Consolidated Statements of Cash Flows for the Years Ended
   September 30, 2000, 1999 and 1998 ....................................   76

Notes to Consolidated Financial Statements. .............................   78

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of BankUnited Financial Corporation:

     In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of BankUnited Financial Corporation and its subsidiaries at September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP

Miami, Florida
October 30, 2000

BankUnited Financial Corporation and Subsidiaries
Consolidated Statements of Financial Condition

                                                                                                                  September 30,
                                                                                                            ------------------------
                                                                                                               2000          1999
                                                                                                            -----------   ----------
                                                                                                              (dollars in thousands)
Assets:
     Cash ................................................................................................ $    28,681  $    26,123
     Federal Home Loan Bank overnight deposits ...........................................................     247,640       50,412
     Securities purchased under agreements to resell .....................................................      63,000      150,000
     Tax certificates (net of reserves of $986 and $1,168 at September 30, 2000
         and 1999, respectively) .........................................................................       5,699       14,815
     Investments held to maturity (market value of approximately $4,985 and $4,984 at September 30, 2000
        and 1999, respectively) ..........................................................................       5,062        5,058
     Investments available for sale, at market ...........................................................      17,403       20,001
     Mortgage-backed securities, held to maturity (market value of approximately $220,484 and $198,785 at
         September 30, 2000 and 1999, respectively) ......................................................     222,592      202,839
     Mortgage-backed securities available for sale, at market ............................................     119,763      144,385
     Loans receivable, net ...............................................................................   3,358,137    2,899,231
     Mortgage loans held for sale (market value of approximately $313,840 and $403,785 at
         September 30, 2000 and 1999, respectively) ......................................................     312,632      403,635
     Other interest-earning assets........................................................................      62,676       54,927
     Office properties and equipment, net ................................................................      16,158       15,644
     Real estate owned....................................................................................       2,286        3,548
     Accrued interest receivable..........................................................................      26,648       24,768
     Mortgage servicing rights............................................................................       6,227        7,820
     Goodwill ............................................................................................      29,911       31,465
     Prepaid expenses and other assets....................................................................      27,554       23,800
                                                                                                           -----------  -----------
        Total assets ..................................................................................... $ 4,552,069  $ 4,078,471
                                                                                                           ===========  ===========
Liabilities and Stockholders' Equity
Liabilities:
     Deposits ............................................................................................ $ 2,609,538    2,279,798
     Securities sold under agreements to repurchase.......................................................       9,205       31,701
     Advances from Federal Home Loan Bank ................................................................   1,251,426    1,096,447
     Senior notes ........................................................................................     200,000      200,000
     Company obligated mandatorily redeemable trust preferred securities of subsidiary trust
        holding solely junior subordinated deferrable interest debentures of BankUnited ..................     212,393      218,500
     Interest payable (primarily on deposits and advances from Federal Home Loan Bank)....................      12,041       10,205
     Advance payments by borrowers for taxes and insurance................................................      25,651       19,616
     Accrued expenses and other liabilities...............................................................      29,228       32,067
                                                                                                           -----------  -----------
        Total liabilities ................................................................................   4,349,482    3,888,334
                                                                                                           -----------  -----------
Commitments and contingencies (Notes 8 and 18)

Stockholders' equity:
     Preferred stock, Series B and Series 9% , $0.01 par value
        Authorized shares-- 10,000,000;  issued  shares - 992,938 at September 30, 2000 and 1999;
        outstanding shares - 991,938 and 992,938 at September 30, 2000 and 1999, respectively.............          10           10
     Class A Common Stock, $0.01 par value. Authorized shares -- 30,000,000
        Issued shares - 18,093,575 and 18,049,430 at September 30, 2000  and 1999 respectively;
        Outstanding shares - 17,760,575 and 17,866,430 at September 30, 2000 and  1999, respectively .....         180          180
     Class B Common Stock, $0.01 par value.  Authorized shares -- 3,000,000; issued and outstanding
        shares - 446,262 and 458,467 at September 30, 2000 and 1999, respectively ........................           5            5
     Additional paid-in capital ..........................................................................     181,692      181,335
     Retained earnings ...................................................................................      29,055       14,081
     Treasury stock, 333,000 shares and 183,000 shares of class A Common Stock
        at September 30, 2000 and 1999, respectively; 1,000 shares (none in 1999) Preferred 9%, at cost...      (2,801)      (1,684)
     Accumulated other comprehensive loss.................................................................      (5,554)      (3,790)
                                                                                                           -----------  -----------
        Total stockholders' equity .......................................................................     202,587      190,137
                                                                                                           -----------  -----------
        Total liabilities and stockholders' equity ....................................................... $ 4,552,069  $ 4,078,471
                                                                                                           ===========  ===========

See accompanying notes to consolidated financial statements

BankUnited Financial Corporation and Subsidiaries
Consolidated Statements of Operations

                                                                                       For the Years Ended September 30,
                                                                            -----------------------------------------------------
                                                                                   2000               1999             1998
                                                                            ------------------    -------------  ---------------
                                                                                 (dollars in thousands, except earnings per share)
Interest income:
     Interest and fees on loans .........................................   $          260,690    $     199,704  $       177,252
     Interest on mortgage-backed securities .............................               24,866           18,493           16,588
     Interest on short-term investments .................................                3,229            7,590            5,013
     Interest and dividends on long-term investments and
        other interest-earning assets ...................................                6,530            7,763            8,714
                                                                            ------------------    -------------  ---------------
        Total interest income ...........................................              295,315          233,550          207,567
                                                                            ------------------    -------------  ---------------
Interest expense:
     Interest on deposits ...............................................              126,629          106,655           93,431
     Interest on borrowings .............................................               71,618           59,706           57,160
     Preferred dividends of Trust Subsidiary ............................               20,899           21,154           16,952
                                                                            ------------------    -------------  ---------------
        Total interest expense ..........................................              219,146          187,515          167,543
                                                                            ------------------    -------------  ---------------

     Net interest income before provision for loan losses ...............               76,169           46,035           40,024
Provision for loan losses ...............................................                4,645            7,939            1,700
                                                                            ------------------    -------------  ---------------
     Net interest income after provision for loan losses ................               71,524           38,096           38,324
                                                                            ------------------    -------------  ---------------
Non-interest income:
     Service fees, net ..................................................                4,295            3,785            1,139
     Net gain (loss) on sale of loans, mortgage-backed securities
        and other assets.................................................                   71               (4)           4,435
     Other ..............................................................                1,709            1,019              651
                                                                            ------------------    -------------  ---------------
        Total non-interest income .......................................                6,075            4,800            6,225
                                                                            ------------------    -------------  ---------------
Non-interest expenses:
     Employee compensation and benefits .................................               19,819           15,970           10,943
     Occupancy and equipment ............................................                8,332            8,029            4,854
     Insurance ..........................................................                1,221            1,683            1,185
     Professional fees-legal and accounting .............................                3,193            3,084            1,891
     Telecommunications and data processing .............................                3,025            2,688            1,997
     Loan servicing expense .............................................                5,699            6,433            5,313
     Real estate owned operations .......................................                 (307)             152               82
     Advertising and promotion expense ..................................                3,289            1,430            1,486
     Amortization of goodwill ...........................................                1,565            1,555            1,070
     Other operating expenses ...........................................                6,688            7,369            3,362
                                                                            ------------------    -------------  ---------------
        Total non-interest expenses .....................................               52,524           48,393           32,183
                                                                            ------------------    -------------  ---------------
     Income (loss) before income taxes, extraordinary items
         and preferred stock dividends ..................................               25,075           (5,497)          12,366
Income taxes ............................................................               10,247           (1,903)           5,009
                                                                            ------------------    -------------  ---------------
     Income (loss) before extraordinary items and preferred
        stock dividends .................................................               14,828           (3,594)           7,357
Extraordinary items (net of tax of $586) ................................                  936                -                -
                                                                            ------------------    -------------  ---------------
     Net income (loss)  before preferred stock dividends ................               15,764           (3,594)           7,357
Preferred stock dividends ...............................................                  790              773              897
                                                                            ------------------    -------------  ---------------
     Net income (loss) after preferred stock dividends ..................   $           14,974    $      (4,367) $         6,460
                                                                            ==================    =============  ===============
Basic earnings (loss) per share..........................................   $             0.82    $       (0.24) $          0.41
                                                                            ==================    =============  ===============
Diluted earnings (loss) per share........................................   $             0.81    $       (0.24) $          0.39
                                                                            ==================    =============  ===============

See accompanying notes to consolidated financial statements

BankUnited Financial Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                         For the Years Ended September 30, 2000, 1999 and 1998
                                                                    ----------------------------------------------------------------
                                                                                                   Class A             Class B
                                                                       Preferred Stock           Common Stock        Common Stock
                                                                    --------------------     ------------------  ------------------
                                                                     Shares      Amount       Shares    Amount    Shares     Amount
                                                                     ------      ------       ------    ------    ------     ------
                                                                                      (dollars in thousands)
Balance at September 30, 1997.....................................   2,175,296    $   22    9,257,098  $     92   275,685    $    3
  Comprehensive income:
    Net income for the year ended  September 30, 1998.............           -         -            -         -         -         -
      Payments of dividends on the BankUnited Preferred Stock.....           -         -            -         -         -         -
    Other comprehensive income, net of tax........................           -         -            -         -         -         -
      Total comprehensive income..................................           -         -            -         -         -         -
  Issuance of Class A and Class B common stock....................           -         -       35,477         -     3,541         -
  Conversion of Preferred Stock to Common Class A.................  (1,290,061)      (13)   1,614,104        16         -         -
  Issuance of Class B preferred stock.............................      20,762         -            -         -         -         -
  Preferred stock 9% tender offer.................................      (4,300)        -            -         -         -         -
  Underwritten public offering and direct offering of BankUnited's
    Class A and Class B Common stock and preferred Stock, net.....      25,000         -    4,761,500        48    30,000         -
  Issuance of Stock in connection with acquisitions...............           -         -    1,948,508        20         -         -
  Stock options and warrants exercised............................           -         -      195,584         2    22,517         -
  Common stock issued through preferred stock dividends...........           -         -        3,942         -         -         -
                                                                    ----------   -------  -----------   -------  --------    -------
Balance at September 30, 1998.....................................     926,697         9    7,816,213       178   331,743         3
  Comprehensive loss:
    Net loss for the year ended September 30, 1999................           -         -            -         -         -         -
    Payments of dividends on BankUnited preferred stock...........           -         -            -         -         -         -
    Other comprehensive loss, net of tax..........................           -         -            -         -         -         -
      Total comprehensive loss....................................           -         -            -         -         -         -
  Issuance of Series B Preferred Stock............................      26,241         -            -         -         -         -
  Issuance of Class A and Class B Common Stock....................           -         -       64,176         1       811         -
  Conversion of Class B to Class A Common Stock...................           -         -       97,048         1   (97,048)       (1)
  Purchase of Class A Common Stock................................           -         -     (183,000)        -         -         -
  Stock options and warrants exercised............................      40,000         1       58,984         -   222,961         3
  Common stock issued preferred stock dividends...................           -         -       13,009         -         -         -
                                                                    ----------   -------  -----------   -------  --------    -------
Balance at September 30, 1999.....................................     992,938        10   17,866,430       180   458,467         5
  Comprehensive income:
    Net income for the year ended September 30, 2000..............           -         -            -         -         -         -
    Payment of dividends on BankUnited's Preferred Stock..........           -         -            -         -         -         -
    Other comprehensive loss, net of tax..........................           -         -            -         -         -         -
      Total comprehensive loss....................................           -         -            -         -         -         -
    Dividend on B Preferred paid in Class A Common................           -         -        4,244                   -
    Conversion of Class B to Class A Common Stock.................           -         -       20,205         -   (20,205)        -
    Purchase of Class A Common Stock..............................           -         -     (150,000)        -         -         -
    Purchase of Preferred Stock...................................      (1,000)        -            -         -         -         -
    Stock options and other awards................................           -         -       19,696         -     8,000         -
                                                                    ----------   -------  -----------   -------  --------    -------
Balance at September 30, 2000.....................................     991,938    $   10   17,760,575   $   180   446,262    $    5
                                                                    ==========   =======  ===========  ========  ========    =======
                                                                                                          (continued on next page)

BankUnited Financial Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)

                                                                                                            Accumulated
                                                                                                                Other      Total
                                                                                                            Comprehensive  Stock-
                                                                          Paid-in    Retained    Treasury   Income (Loss)  holders
                                                                          Capital    Earnings      Stock     Net of Tax    Equity
                                                                         ---------   ---------   ---------    ---------    -------
                                                                                           (dollars in thousands)
Balance at September 30, 1997 ..........................................    86,679   $  11,988   $      --   $     861   $  99,645
  Comprehensive income:
    Net income for the year ended  September 30, 1998 ..................        --       7,357          --          --       7,357
      Payments of dividends on the BankUnited Preferred Stock ..........        --        (897)         --          --        (897)
    Other comprehensive income, net of tax .............................        --          --          --       1,016       1,016
                                                                                                                           -------
      Total comprehensive income .......................................                                                     7,476
  Issuance of Class A and Class B common stock .........................       237          --          --          --         237
  Conversion of Preferred Stock to Common Class A ......................      (463)         --          --          --        (460)
  Issuance of Class B preferred stock ..................................       398          --          --          --         398
  Preferred stock 9% tender offer ......................................       (43)         --          --          --         (43)
  Underwritten public offering and direct offering of BankUnited's
    Class A and Class B Common stock and preferred Stock, net ..........    59,055          --          --          --      59,103
  Issuance of Stock in connection with acquisitions ....................    30,416          --          --          --      30,436
  Stock options and warrants exercised .................................     2,438          --          --          --       2,440
  Common stock issued through preferred stock dividends ................        60          --          --          --          60
                                                                         ---------   ---------   ---------   ---------     -------
Balance at September 30, 1998 ..........................................   178,777      18,448          --       1,877     199,292
  Comprehensive loss:
    Net loss for the year ended September 30, 1999 .....................                (3,594)         --          --      (3,594)
    Payments of dividends on BankUnited preferred stock ................                  (773)         --          --        (773)
    Other comprehensive loss, net of tax ...............................                    --          --      (5,667)     (5,667)
                                                                                                                           -------
      Total comprehensive loss .........................................                                                   (10,034)
  Issuance of Series B Preferred Stock .................................       111          --          --          --         111
  Issuance of Class A and Class B Common Stock .........................       325          --          --          --         326
  Conversion of Class B to Class A Common Stock ........................        --          --          --          --          --
  Purchase of Class A Common Stock .....................................        --          --      (1,684)         --      (1,684)
  Stock options and warrants exercised .................................     2,007          --          --          --       2,011
  Common stock issued preferred stock dividends ........................       115          --          --          --         115
                                                                         ---------   ---------   ---------   ---------     -------
Balance at September 30, 1999 ..........................................   181,335      14,081      (1,684)     (3,790)    190,137
  Comprehensive income:
    Net income for the year ended September 30, 2000 ...................        --      15,764          --          --      15,764
    Payment of dividends on the BankUnited's Preferred Stock ...........        --        (790)         --          --        (790)
    Other comprehensive loss, net of tax ...............................        --          --          --      (1,764)     (1,764)
                                                                                                                           -------
      Total comprehensive loss .........................................                                                    13,210
    Dividend on B Preferred paid in Class A Common .....................        33          --          --          --          33
    Conversion of Class B to Class A Common Stock ......................        --          --          --          --          --
    Purchase of Class A Common Stock ...................................        --          --      (1,110)         --      (1,110)
    Purchase of Preferred Stock ........................................        --          --          (7)         --          (7)
    Stock options and other awards .....................................       324          --          --          --         324
                                                                         ---------   ---------   ---------   ---------     -------
Balance at September 30, 2000 .......................................... $ 181,692   $  29,055   $  (2,801)  $  (5,554)    202,587
                                                                         =========   =========   =========   =========     =======
                                                                                                            (continued on next page)

BankUnited Financial Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY   (continued)
For the Years Ended September 30, 2000, 1999, and 1998

     The beginning balance at September 30, 1997 of each series of BankUnited's preferred stock was as follows:

                                                  Shares         Amount
                                                 ---------      ---------
                                                  (dollars in thousands)

Series B ..................................        183,818      $       2
Series 1993 ...............................        744,870              7
Series 9% .................................        701,417              8
Series 1996 ...............................        545,191              5
                                                 ---------      ---------
Total .....................................      2,175,296      $      22
                                                 =========      =========

     The ending balance at September 30, 2000 of each series of BankUnited's preferred stock was as follows:

                                                  Shares         Amount
                                                 ---------      ---------
                                                  (dollars in thousands)

Series B ..................................        295,821      $       3
Series 9% .................................        696,117              7
                                                 ---------      ---------
Total .....................................        991,938      $      10
                                                 =========      =========

     The following table presents additional information concerning BankUnited's other comprehensive (loss) income:

                                                                                              For the Years Ended September 30,
                                                                                             -----------------------------------
                                                                                               2000          1999          1998
                                                                                             -------       -------       -------
                                                                                                   (dollars in thousands)
Other comprehensive (loss) income, net of tax:
  Unrealized holding (losses) gains arising during the period .........................      $(1,893)      $(5,698)      $ 1,278
  Less reclassification adjustments for:
    Amortization of unrealized losses on transferred securities, net of tax ...........          129            31            --
    Realized gains on securities sold included in net income ..........................           --            --          (262)
                                                                                             -------       -------       -------
Total other comprehensive (loss) income, net of tax ...................................      $(1,764)      $(5,667)      $ 1,016
                                                                                             =======       =======       =======

See accompanying notes to consolidated financial statements.

BankUnited Financial Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           For the Years Ended September 30,
                                                                                       ----------------------------------------
                                                                                       2000             1999               1998
                                                                                       ----             ----               ----
                                                                                              (dollars in thousands)
Cash flows from operating activities:
   Net income (loss) .......................................................      $    15,764       $    (3,594)      $     7,357
     Adjustments to reconcile net income (loss) to net cash provided by
       (used in) operating activities:
       Provision for loan losses ...........................................            4,645             7,939             1,700
       Provision (credit) for losses on tax certificate ....................              -               1,147              (166)
       Depreciation and amortization .......................................            3,026             3,243             1,633
       Amortization of fees, discounts and premiums, net ...................            3,649            24,358            11,449
       Amortization of mortgage servicing rights ...........................            1,593             1,471             2,236
       Amortization of goodwill ............................................            1,565             1,555             1,070
       Amortization of unrealized losses on transferred mortgage-backed
         securities ........................................................              209                50               -
       Amortization of issuance cost of Senior Notes .......................              629               508               -
       Net (gain) loss on sale of loans, mortgage-backed securities
         and other assets ..................................................              (71)                4            (4,435)
       Net gain on sale of real estate owned ...............................             (647)             (154)              (39)
   Extraordinary gain on repurchase of trust preferred securities ..........           (1,522)              -                 -
   Loans originated for sale ...............................................           (9,287)         (140,399)         (312,749)
   Proceeds from sale of loans .............................................           10,210            23,559           177,504
   Loans repurchased .......................................................           (5,465)              -                 -
   (Increase) decrease  in accrued interest  receivable ....................           (1,880)            8,096           (15,506)
   Increase in interest payable on deposits and FHLB advances ..............            1,836             2,380             3,523
   Increase (decrease) in accrued taxes ....................................            3,480            (1,224)           (9,418)
   (Decrease) increase in other liabilities ................................           (5,440)            3,359            20,228
   Decrease (increase) in prepaid expenses and other assets ................           (4,300)           16,442           (17,475)
   Purchase of mortgage servicing  rights ..................................              -                 -                (678)
   Other, net ..............................................................            1,094             2,121            (2,517)
                                                                                  -----------       -----------       -----------
         Net cash provided by (used in) operating activities ...............           19,088           (49,139)         (136,283)
                                                                                  -----------       -----------       -----------
Cash flows from investing activities:
   Net increase in loans ...................................................         (379,542)         (180,260)       (1,392,617)
   Purchase of investment securities .......................................           (1,000)           (3,915)          (15,363)
   Purchase of mortgage-backed securities ..................................          (58,707)         (185,786)         (118,336)
   Purchase of other earning  assets .......................................          (50,399)          (49,649)          (46,325)
   Proceeds from repayments of investment securities .......................            2,250            15,300            22,323
   Proceeds from repayments of mortgage-backed securities ..................           62,509           173,653           264,164
   Proceeds from repayments of other earning assets ........................           42,650            46,035            29,423
   Proceeds from sale of mortgage-backed securities ........................              -                 -              15,572
   Proceeds from sale of real estate owned .................................            8,398             4,542             1,225
   Purchase of office properties and  equipment ............................           (3,418)           (4,689)           (8,140)
   Sale of office properties and equipment .................................              -                 -                  23
   Capitalized cost for loan  securities ...................................              -                 -                (581)
   Net decrease in tax certificates ........................................            9,116            24,045             9,276
   Cash equivalents of  acquisitions .......................................              -                 -              26,268
                                                                                  -----------       -----------       -----------
         Net cash used in investing  activities ............................         (368,143)         (160,724)       (1,213,088)
                                                                                  -----------       -----------       -----------
                                                                                                       (continued on next page)

BankUnited Financial Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS   (Continued)

                                                                                        For the Years Ended September 30,
                                                                                    ----------------------------------------
                                                                                    2000              1999              1998
                                                                                    ----              ----              ----
                                                                                          (dollars in thousands)

Cash flows from financing activities:
   Net increase in deposits .............................................          329,740           154,974           774,720
   Net increase in Federal Home Loan Bank advances ......................          154,979            74,981           341,982
   Net (decrease) increase in other borrowings ..........................          (22,496)          110,553            74,199
   Increase in Capitalized costs for senior notes .......................             (300)           (2,261)              -
   Repurchase of trust preferred securities .............................           (4,368)              -                 -
   Net proceeds from issuance of trust preferred securities .............              -                 -              98,913
   Net proceeds from issuance of stock ..................................              125             2,011            60,523
   Purchase of BankUnited's Class A Common and Preferrred Stock .........           (1,117)           (1,684)              -
   Dividends paid on BankUnited's preferred stock .......................             (757)             (658)             (837)
   Increase in advances from borrowers for taxes and insurance ..........            6,035             6,971             1,398
                                                                               -----------       -----------       -----------
         Net cash provided by financing activities ......................          461,841           344,887         1,350,898
                                                                               -----------       -----------       -----------
   Increase in cash and cash equivalents ................................          112,786           135,024             1,527

   Cash and cash equivalents at beginning of year .......................          226,535            91,511            89,984
                                                                               -----------       -----------       -----------
   Cash and cash equivalents at end of year .............................      $   339,321       $   226,535       $    91,511
                                                                               ===========       ===========       ===========

Supplemental disclosure of non-cash investing and financing activities:
   Interest paid on deposits and  borrowings ............................      $   217,310       $   185,136       $   163,561
   Income taxes paid ....................................................      $     8,615       $       -         $     3,884
   Transfers from loans to real estate owned ............................      $     7,517       $     7,519       $     2,226
   Securitization of loans receivable ...................................      $       -         $       -         $   355,469
   Transfer of loans from a mortgage-backed security ....................      $       -         $    14,600       $       -
   Transfer of loans from held for sale to portfolio ....................      $       -         $    73,825       $       -
   Transfer of loans from portfolio to held for sale ....................      $       -         $   288,319       $       -
   Transfer of mortgage-backed securities from available for sale to
      held to maturity ..................................................      $       -         $   156,370       $       -
   Issuance of Class A Common Stock upon conversion of preferred
      stock .............................................................      $       -         $       -         $       460
   Issuance of Class A Common Stock in connection with bank
      acquisitions ......................................................      $       -         $       -         $    30,436

See accompanying notes to consolidated financial statements.

BankUnited Financial Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000

(1) Summary of Significant Accounting Policies

     The accounting and reporting policies of BankUnited Financial Corporation ("BankUnited") and subsidiaries conform to accounting principles generally accepted in the United States of America and to general practices within the savings and loan industry. Presented below is a description of BankUnited and its principal accounting policies.

(a) Basis of Presentation and Principles of Consolidation

     The consolidated financial statements include the accounts of BankUnited and its subsidiaries, including BankUnited, FSB (the "Bank"). The Bank provides a full range of banking services to individual and corporate customers through its branches in South and West Florida. The Bank is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities. All significant inter-company transactions and balances have been eliminated.

     The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and operations for the period.

     Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the effect of prepayments on premiums on purchased loans, the valuation of mortgage servicing rights, and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. Premiums (discounts) on purchased loans are amortized (accreted) based, in part, on management's estimate of future prepayment rates. If actual prepayments exceed these estimates, premium (discounts) amortization (accretion) is increased (decreased) through charges to interest income in the period the excess prepayments occur. In connection with real estate owned, management obtains independent appraisals for properties.

(b) Cash and Cash Equivalents

     For the purpose of reporting cash flows, cash and cash equivalents include cash, Federal Home Loan Bank overnight deposits, and securities purchased under agreement to resell with original maturities of three months or less.

(c) Mortgage-backed Securities and Investments

     Mortgage-backed securities and other investments available for sale are carried at fair value, inclusive of unrealized gains and losses, and net of discount accretion and premium amortization computed using the level yield method. Net unrealized gains and losses are included in comprehensive income
(loss) net of applicable deferred income taxes.

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

BankUnited Financial Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2000

(1) Summary of Significant Accounting Policies - (Continued)

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

     Management believes that the allowance for loan losses is adequate. While management uses historical and current available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require changes to the allowance based on their judgments about information available to them at the time of their examination.

     BankUnited's non-accrual policy provides that loans are placed on non-accrual status when they are more than 90 days past due as to either principal or interest. Loans are returned to accrual status when they become less than 90 days delinquent.

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

     Premiums (discounts) paid on purchased loans are capitalized and recognized as an adjustment to interest income over the contractual life of the loans, adjusted for estimated prepayments based on BankUnited's historical prepayment experience. If actual prepayments exceed those estimated by BankUnited, premium (discount) amortization (accretion) is increased (decreased) through charges to interest income in the period the excess prepayments occur.

(g) Other Interest Earning Assets

     Other interest earning assets includes Federal Home Loan Bank of Atlanta
(FHLB) stock and an equity investment in the Community Reinvestment Group. The fair value is estimated to be the carrying value which is par.

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

BankUnited Financial Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2000

(1) Summary of Significant Accounting Policies - (Continued)

(i) Accrued Interest Receivable

     Recognition of interest on the accrual method is discontinued when interest or principal payments are greater than 90 days in arrears. At the time a loan is placed on non-accrual status, previously accrued and uncollected interest is reversed against interest income in the current period.

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

BankUnited Financial Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2000

(1) Summary of Significant Accounting Policies - (Continued)

(p) Impact of New Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which requires public companies to report certain financial information about significant revenue-producing segments of the business for which such information is available and utilized by the chief operating decision maker. Specific information to be reported for individual operating segments includes a measure of profit and loss, certain revenue and expense items, and total assets. BankUnited adopted the provisions of SFAS No. 131 during the first quarter of fiscal 1999. As the requirements of SFAS No. 131 are disclosure-related, its implementation has no impact on BankUnited's financial position or results of operations. As a community-oriented financial institution, substantially all of BankUnited's operations involve the delivery of loan and deposit products to customers. Management makes operation decisions and assesses performance based on an ongoing review of these community banking operations, which constitute BankUnited's only operating segment for financial reporting purposes.

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

     The FASB has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 137 and SFAS 138 (collectively, "SFAS 133"). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000; accordingly, BankUnited adopted SFAS 133 on October 1, 2000.

     SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction.

o For fair-value hedge transactions in which the Bank is hedging changes in the fair value of an asset, liability, or firm commitment, changes in the fair value of the derivative instrument are generally offset in the income statement by changes in the hedged item's fair value.

o For cash-flow hedge transactions in which the Bank is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument are reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income are reclassified to earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item.

      The ineffective portion of all hedges is recognized in current period earnings.

      Certain other derivative instruments used for risk management purposes do not meet the hedge accounting criteria and, therefore, do not qualify for hedge accounting. These derivative instruments are accounted for at fair value with changes in fair value recorded in the income statement. The Bank does not utilize other derivative instruments for risk management purposes.

BankUnited Financial Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2000

(1) Summary of Significant Accounting Policies - (Continued)

(p) Impact of New Accounting Pronouncements (Continued)

During fiscal 2000, BankUnited purchased interest rate caps with a notional amount of $800 million. These caps are used to hedge the interest rate risk relating to the callable options of the FHLB advances (see Note 11).

     On October 1, 2000, in conjunction with SFAS No. 133, BankUnited accounted for the interest rate caps as fair-value hedges and recorded a net of tax, cumulative effect adjustment of $453,255 (gain) in earnings to recognize at fair value all derivative instruments that are designated as fair-value hedging instruments, offset by an adjustment of $453,255 (loss) in earnings to recognize the difference (attributable to the interest rate risks) between the carrying values and fair values of related imbedded call options in the FHLB advances.

     In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140 ("Statement No. 140") "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB No. 125" . Statement No. 140 revises the standards for accounting and reporting of securitizations, other transfers of financial assets and extinguishments of liabilities. The standards are based on a consistent application of a financial components approach which focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes financial and servicing assets it controls and the liabilities it has incurred. Derecognition of financial assets occurs when control has been surrendered and liabilities are derecognized when extinguished. Statement No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Other provisions of Statement No. 140 relating to recognition and reclassification of collateral and disclosures of securitization transactions are effective for fiscal years ending after December 15, 2000. The implementation of this statement is not expected to have a material effect on BankUnited's consolidated financial position, results of operations or cash flows.

(q) Financial Statement Reclassifications

     Certain prior period amounts have been reclassified to conform to the September 30, 2000 consolidated financial statements.

BankUnited Financial Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2000

(2) Earnings (Loss) per Share

Earnings (loss) per common share is calculated as follows:

                                                                          For the Years Ended
                                                                              September 30,
                                                                   -------------------------------------
                                                                     2000          1999           1998
                                                                   --------      --------       --------
                                                             (dollars in thousands, except per share amounts)
Basic earnings (loss) per share:
    Numerator:
      Net income (loss) after preferred stock dividends .....      $ 14,974      $ (4,367)      $  6,460
                                                                   ========      ========       ========
    Denominator:
      Weighted average common shares outstanding ............        18,220        18,313         15,693
                                                                   ========      ========       ========
    Basic earnings (loss) per share .........................      $   0.82      $  (0.24)      $   0.41
                                                                   ========      ========       ========
Diluted earnings (loss) per share:
    Numerator:
      Net income (loss) after preferred stock dividends .....      $ 14,974      $ (4,367)      $  6,460
      Plus:
        Reduction of preferred stock dividends ..............           163            --            111
                                                                   --------      --------       --------
    Diluted net income (loss) available to common stock .....      $ 15,137      $ (4,367)      $  6,571
                                                                   ========      ========       ========
    Denominator:
      Weighted average common shares outstanding ............        18,220        18,313         15,693
      Plus:
        Number of common shares from the conversion of
          options and warrants(1) ...........................           117            --            655
        Number of common shares from the conversion of
          dilutive preferred stock(2) .......................           443            --            319
                                                                   --------      --------       --------
      Diluted weighted average shares outstanding ...........        18,780        18,313         16,667
                                                                   ========      ========       ========
    Diluted earnings (loss) per share .......................      $   0.81      $  (0.24)      $   0.39
                                                                   ========      ========       ========

(1) For the year ended September 30, 1999 there were 345,000, of common stock equivalent shares of dilutive options that were not included in the computation of diluted earnings per share because of their antidilutive effect (none for years ended September 30, 2000 and 1998).

(2) For the years ended September 30, 1999 and 1998 there were 378,000, and 233,000, respectively (none in 2000), of common stock equivalent shares of convertible preferred stock that were not included in the computation of diluted earnings per share because of their antidilutive effect.

BankUnited Financial Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2000

(3) Acquisitions

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

     The net carrying value of tax certificates was $5.7 million and $14.8 million at September 30, 2000 and 1999, respectively. Included in these amounts at September 30, 2000 and 1999 were $4.1 million and $2.6 million, respectively, of tax certificates for which BankUnited had made application for tax deeds. BankUnited maintains loss reserves for tax certificates that were $1.0 million and $1.2 million at September 30, 2000 and 1999, respectively.

(5) Securities Purchased under Agreements to Resell

     Interest income from securities purchased under agreements to resell aggregated approximately $1.9 million, $6.1 million and $2.5 million for the years ended September 30, 2000, 1999 and 1998, respectively.

     The following sets forth information concerning BankUnited's securities purchased under agreements to resell for the periods indicated:

                                                                                   As of and for
                                                                           the Years Ended September 30,
                                                                       --------------------------------------
                                                                         2000           1999           1998
                                                                       ---------      ---------      --------
                                                                               (dollars in thousands)
Maximum amount of outstanding agreements at any month end
  during the period .............................................      $113,000       $370,000       $ 95,032
Average amount outstanding during the period ....................      $ 29,426       $122,879       $ 44,009
Weighted average interest rate for the period ...................          6.53%          5.08%          5.56%
Maturity ........................................................      less than 30 days

BankUnited Financial Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2000

(6) Investments and Mortgage-backed Securities

Investments

     Presented below is an analysis of the carrying values and approximate market values of investments held to maturity.

                                                            September 30, 2000
                                             ------------------------------------------
                                                         Gross        Gross
                                             Carrying  Unrealized   Unrealized   Market
                                              Value      Gains        Losses     Value
                                              -----      -----        ------     -----
                                                       (dollars in thousands)
U.S. Government agency securities ......      $5,001    $   -       $  (77)      $4,924
State of Israel  Bonds .................          61        -            -           61
                                              ------    -----       ------       ------
Total ..................................      $5,062    $   -       $  (77)      $4,985
                                              ======    =====       ======       ======
                                                            September 30, 1999
                                             ------------------------------------------
                                                         Gross        Gross
                                             Carrying  Unrealized   Unrealized   Market
                                              Value      Gains        Losses     Value
                                              -----      -----        ------     -----
                                                      (dollars in thousands)
U.S. Government agency securities ......      $4,997    $   -       $  (74)      $4,923
State of Israel Bonds ..................          61        -            -           61
                                              ------    -----       ------       ------
Total ..................................      $5,058    $   -       $  (74)      $4,984
                                              ======    =====       ======       ======

     All investments held to maturity at September 30, 2000 and 1999 had maturities between one and five years.

     Presented below is an analysis of the investments designated as available for sale.

                                                                        September 30, 2000
                                                          ---------------------------------------------
                                                                       Gross        Gross
                                                         Historical  Unrealized   Unrealized    Carrying
                                                            Cost       Gains        Losses        Value
                                                          -------     -------       -------      -------
                                                                     (dollars in thousands)
U.S. government agency securities ..................      $   350     $    -        $   (10)     $   340
Equity securities ..................................        2,905          -           (115)       2,790
Trust preferred securities of other issuers ........       17,313          -         (3,040)      14,273
                                                          -------     -------       -------      -------
Total ..............................................      $20,568     $    -        $(3,165)     $17,403
                                                          =======     =======       =======      =======

BankUnited Financial Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2000

(6) Investments and Mortgage-backed Securities (Continued)

                                                                         September 30, 1999
                                                         -------------------------------------------------
                                                                         Gross        Gross
                                                         Historical   Unrealized   Unrealized    Carrying
                                                            Cost         Gains       Losses        Value
                                                          -------      -------      -------       -------
                                                                      (dollars in thousands)
U.S. Treasury notes ................................      $   503      $     1      $     -       $   504
U.S. government agency securities ..................        2,104           15           (8)        2,111
Equity securities ..................................        2,905            -         (199)        2,706
Trust preferred securities of other issuers ........       16,327            -       (1,647)       14,680
                                                          -------      -------      -------       -------
     Total .........................................      $21,839      $    16      $(1,854)      $20,001
                                                          =======      =======      =======       =======

The carrying value and market value of mortgage-backed securities held to maturity are summarized as follows:

                                                               September 30, 2000
                                             ---------------------------------------------------
                                                            Gross           Gross
                                             Carrying     Unrealized      Unrealized      Market
                                              Value         Gains          Losses         Value
                                             --------      --------      --------       --------
                                                           (dollars in thousands)
GNMA mortgage-backed securities ........     $ 85,201      $  1,006      $    (88)      $ 86,119
FNMA mortgage-backed securities ........        1,741           -             (16)         1,725
FHLMC mortgage-backed securities .......       66,947           -          (1,099)        65,848
Collateralized mortgage obligations ....       51,772           -          (2,484)        49,288
Mortgage pass-through certificates .....       16,931           594           (21)        17,504
                                             --------      --------      --------       --------
     Total .............................     $222,592      $  1,600      $ (3,708)      $220,484
                                             ========      ========      ========       ========
                                                              September 30, 1999
                                             ---------------------------------------------------
                                                              Gross        Gross
                                              Carrying     Unrealized    Unrealized      Market
                                               Value          Gains        Losses        Value
                                              --------      --------     --------       --------
                                                            (dollars in thousands)
GNMA mortgage-backed securities ........      $ 39,244      $     59     $   (168)      $ 39,135
FNMA mortgage-backed securities ........         1,915             -          (23)         1,892
FHLMC mortgage-backed securities .......        72,566             2       (1,202)        71,366
Collateralized mortgage obligations ....        63,189             -       (2,740)        60,449
Mortgage pass-through certificates .....        25,925            45          (27)        25,943
                                              --------      --------     --------       --------
    Total ..............................      $202,839      $    106     $ (4,160)      $198,785
                                              ========      ========     ========       ========

BankUnited Financial Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2000

(6) Investments and Mortgage-backed Securities (Continued)

The carrying value and historical cost of mortgage-backed securities available for sale are summarized as follows:

                                                           September 30, 2000
                                         --------------------------------------------------
                                                          Gross         Gross
                                         Historical     Unrealized    Unrealized   Carrying
                                            Cost          Gains        Losses        Value
                                         --------      --------      --------      --------
                                                       (dollars in thousands)
GNMA mortgage-backed securities ........ $ 27,486      $    167      $   (101)     $ 27,552
FNMA mortgage-backed securities ........    4,539            24          (110)        4,453
FHLMC mortgage-backed securities .......   12,835             8          (167)       12,676
Collateralized mortgage obligations ....   75,679            60        (3,284)       72,455
Mortgage pass-through certificates .....    2,592            41            (6)        2,627
                                         --------      --------      --------      --------
    Total .............................. $123,131      $    300      $ (3,668)     $119,763
                                         ========      ========      ========      ========
                                                           September 30, 1999
                                         --------------------------------------------------
                                                         Gross         Gross
                                         Historical    Unrealized   Unrealized     Carrying
                                            Cost         Gains        Losses         Value
                                         --------      --------      --------      --------
                                                       (dollars in thousands)
GNMA mortgage-backed securities ........ $ 32,543      $    179      $   (391)     $ 32,331
FNMA mortgage-backed securities ........    5,396            40          (116)        5,320
FHLMC mortgage-backed securities .......   16,949            11          (110)       16,850
Collateralized mortgage obligations ....   88,268            92        (1,552)       86,808
Mortgage pass-through certificates .....    3,072             4            --         3,076
                                         --------      --------      --------      --------
    Total .............................. $146,228      $    326      $ (2,169)     $144,385
                                         ========      ========      ========      ========

     The mortgage-backed securities have contractual maturities which range from the years 2001 to 2031, however, expected maturities will differ from contractual maturities as borrowers have the right to prepay obligations.

     During the fourth quarter of fiscal 1999, BankUnited transferred $158.9 million in mortgage-backed securities, with an aggregate market value of $156.4 million at the date of transfer, from available-for-sale to held-to-maturity. The resulting $2.5 million unrealized loss was recorded as a discount and as a component of other comprehensive income (loss) to be amortized over the life of the related security in a manner consistent with premiums and discounts.

     There were no sales of mortgage-backed securities and collateralized mortgage obligations during the years ended September 30, 2000 and 1999. Gross proceeds on sales of mortgage-backed securities and collateralized mortgage obligations were $15.6 million for the year ended September 30, 1998. Gross realized gains were $423,000 on sales of mortgage-backed securities and collateralized mortgage obligations during the year ended September 30, 1998.

     At September 30, 2000, GNMA, FNMA and FHLMC mortgage-backed securities with market values of approximately $147 million were pledged as collateral for public funds on deposit. At September 30, 2000, investment and mortgage-backed securities with an aggregate carrying value of approximately $11.1 million were pledged as collateral for repurchase agreements.

BankUnited Financial Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2000

(7) Loans Receivable

     Loans receivable (including loans held for sale) consist of the following:

                                                                    As of September 30,
                                             ------------------------------------------------------------
                                                           2000                         1999
                                             -----------------------------    ---------------------------
                                                                  Percent                         Percent
                                                                    of                              of
                                                  Amount          Total         Amount             Total
                                                  ------          -----         ------             -----
                                                              (dollars in thousands)
Mortgage loans:
   One-to-four family ..................      $ 3,218,868          87.8%     $ 3,010,427           91.1%
   Multi-family ........................           70,856           1.9           30,057            0.9
   Commercial real estate ..............          155,569           4.2          141,090            4.3
   Construction ........................           38,786           1.1           15,425            0.5
   Land ................................           34,489           0.9           23,659            0.7
                                              -----------         -----      -----------          ------
      Total mortgage loans .............        3,518,568          95.9        3,220,658           97.5
                                              -----------         -----      -----------          ------
Other loans:
   Commercial ..........................           83,023           2.3           48,173            1.5
   Consumer ............................           66,480           1.8           33,878            1.0
                                              -----------         -----      -----------          ------
      Total other loans ................          149,503           4.1           82,051            2.5
                                              -----------         -----      -----------          ------
            Total loans ................        3,668,071         100.0        3,302,709          100.0

Unearned discounts, premiums and
   deferred loan fees, net .............           15,730           0.4           12,264            0.4
Allowance for loan losses ..............          (13,032)         (0.4)         (12,107)          (0.4)
                                              -----------         -----      -----------          ------
Total loan portfolio ...................      $ 3,670,769         100.0%     $ 3,302,866          100.00%
                                              ===========         =====      ===========          ======

     Of the total loan portfolio of $3.7 billion at September 30, 2000, approximately $1.7 billion, or 45.7%, represented loans secured by properties in Florida and $ 0.4 billion, or 11%, represented loans secured by properties in California. No other state represented more than 10% of BankUnited's loan portfolio.

     At September 30, 2000, the Bank had pledged approximately $2.0 billion of mortgage loans as collateral for advances from the Federal Home Loan Bank of Atlanta.

     Changes in the allowance for loan losses are as follows:

                                                     Years Ended September 30,
                                              --------------------------------------
                                                 2000           1999          1998
                                              --------       --------       --------
                                                    (dollars in  thousands)
Balance at beginning of the period .....      $ 12,107       $  6,128       $  3,693
   Provision ...........................         4,645          7,939          1,700
   Allowance from acquisitions .........           -              -            1,262
   Loan charge-off .....................        (3,859)        (2,048)          (599)
   Recoveries ..........................           139             88             72
                                              --------       --------       --------
   Balance at end of period ............      $ 13,032       $ 12,107       $  6,128
                                              ========       ========       ========

BankUnited Financial Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2000

(7) Loans Receivable - (Continued)

     As of September 30, 2000, and 1999 BankUnited had non-accrual loans of $19.8 million, and $21.4 million, respectively. For the years ended September 30, 2000, 1999 and 1998 the average amounts of non-accrual loans were $18.4 million, $20.7 million, and $12.1 million, respectively. Gross interest income that would have been recorded on non-accrual loans had they been current in accordance with original terms was $1.1 million, $1.3 million, and $1.0 million, for the years ended September 30, 2000, 1999, and 1998 respectively. The amount of interest income on such non-accrual loans included in operations for the years ended September 30, 2000, 1999 and 1998 was $0.7 million, $0.5 million, and $0.4 million, respectively. No income is recognized on loans while in non-accrual status.

(8) Office Properties and Equipment

     Office properties and equipment are summarized as follows:

                                                        As of September 30,
                                                      -----------------------
                                                        2000           1999
                                                      --------       --------
                                                       (dollars in thousands)

     Office buildings ..........................      $  2,642       $  2,605
     Leasehold improvements ....................         9,025          7,916
     Furniture, fixtures and equipment .........         9,431          8,415
     Computer equipment and software ...........         4,947          3,727
                                                      --------       --------
                  Total ........................        26,045         22,663
     Less: accumulated depreciation ............        (9,887)        (7,019)
                                                      --------       --------
     Office properties and equipment, net ......      $ 16,158       $ 15,644
                                                      ========       ========


     Depreciation expense was $3.0 million, $2.4 million, and $1.6 million, for the years ended September 30, 2000, 1999 and 1998, respectively.

     BankUnited has entered into non-cancelable leases with approximate minimum future rentals as follows:

     Years Ending September 30,                        Amount
     --------------------------                        ------
                                              (dollars in thousands)

     2001 .....................................       $  4,464
     2002 .....................................          4,115
     2003 .....................................          3,297
     2004 .....................................          2,828
     2005 .....................................          2,072
     Thereafter ...............................          9,814
                                                      --------
        Total .................................       $ 26,590
                                                      --------

     Rent expense for the years ended September 30, 2000, 1999, and 1998 was $3.5 million, $3.2 million, and $2.2 million, respectively, net of sublease income of approximately $22,300, $0.3 million and $0.1 million, respectively.

BankUnited Financial Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2000

(9) Deposits

     The following table sets forth information concerning BankUnited's deposits by account type and the weighted average nominal rates at which interest is paid thereon as of the dates indicated:

                                                                          As of September 30,
                                                          ---------------------------------------------------
                                                                    2000                        1999
                                                          ----------------------     ------------------------
                                                             Amount       Rate         Amount          Rate
                                                          ----------------------     ------------------------
                                                                       (dollars in thousands)
Passbook accounts ..................................      $  324,894       4.86%     $   379,503        4.57%
                                                          ----------                 -----------

Checking:
  Non-interest-bearing .............................          72,253         --           50,075          --
  NOW accounts .....................................         116,032       2.73%         125,617        2.75%
  Insured money market .............................          90,531       4.79%          92,785        4.04%
                                                          ----------                 -----------
    Total checking accounts ........................         278,816                     268,477
                                                          ----------                 -----------
    Total passbook and checking accounts ...........         603,710                     647,980
                                                          ----------                 -----------
Certificates of deposit:
  Less than 3-month certificates of deposit ........           1,128       3.83%           2,260        4.40%
  3-5-month certificates of deposit ................          19,547       5.66%          28,943        4.63%
  6-11-month certificates of deposit ...............         410,480       6.34%         411,774        5.03%
  12-month or more certificates of deposit .........       1,293,373       6.23%       1,010,791        5.41%
  Public funds .....................................         281,300       6.02%         178,050        4.98%
                                                          ----------                 -----------
    Total certificates of deposit ..................       2,005,828                   1,631,818
                                                          ----------                 -----------
      Total ........................................      $2,609,538                 $ 2,279,798
                                                          ==========                 ===========
        Weighted average rate ......................                       5.67%                        4.83%

     Deposit accounts with balances of $100,000 or more totaled approximately $821.3 million and $597.8 million at September 30, 2000 and 1999, respectively. Included in balances of $100,000 or more are $281.3 million in public funds at September 30, 2000 and $178.1 million in public funds at September 30, 1999.

BankUnited Financial Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2000

(9) Deposits - (Continued)

     Interest expense on deposits for the years ended September 30, 2000, 1999, and 1998 was as follows:

                                                            2000          1999          1998
                                                          --------      --------      --------
                                                                 (dollars in thousands)
NOW and insured money market deposits ..............      $  6,777      $  7,820      $  5,083
Passbook accounts ..................................        16,825        16,010         8,983
Certificates of deposit ............................       103,027        82,825        79,365
                                                          --------      --------      --------
                                                          $126,629      $106,655      $ 93,431
                                                          ========      ========      ========

     Early withdrawal penalties on deposits are recognized as a reduction of interest on deposits. For the years ended September 30, 2000, 1999 and 1998, early withdrawal penalties totaled $336,000, $221,000 and $217,000, respectively.

     The amounts and scheduled maturities of certificate accounts at September 30, 2000 are as follows:

     Year Ending September 30,                         Amount
     -------------------------                         ------
                                             (dollars in thousands)
     2001 .................................        $ 1,488,700
     2002 .................................            374,168
     2003 .................................            104,669
     2004 .................................             26,650
     2005 .................................             11,641
     Thereafter ...........................                 --
                                                   -----------
     Total ................................        $ 2,005,828
                                                   ===========

BankUnited Financial Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2000

(10) Securities Sold under Agreements to Repurchase

     Interest expense on securities sold under an agreement to repurchase aggregated $0.9 million, $1.4 million and $5.5 million for the years ended September 30, 2000, 1999 and 1998, respectively.

     The following sets forth information concerning repurchase agreements for the periods indicated:

                                                                          As of and for the Years Ended
                                                                                   September 30,
                                                                     ---------------------------------------
                                                                       2000           1999           1998
                                                                     --------       --------       ---------
                                                                             (dollars in thousands)
Maximum amount of outstanding agreements at any month
  end during the period .......................................      $ 30,806       $ 96,862       $192,610
Average amount outstanding during the period ..................      $ 10,621       $ 25,311       $ 97,292
Weighted average interest rate for the period .................          8.23%          5.46%          5.77%

     The $9.2 million of repurchase agreements outstanding at September 30, 2000 mature in October 2000. At September 30, 2000, 1999 and 1998, BankUnited had $11.1 million, $34.4 million and $126.3 million, respectively, of investment and mortgage-backed securities pledged under repurchase agreements.


(11) Advances from Federal Home Loan Bank

     Advances from the Federal Home Loan Bank of Atlanta incur interest and are repayable as follows:

                                                             September 30,
Repayable During Year                                  --------------------------
Ending September 30,          Interest Rate               2000            1999
--------------------    --------------------------     ----------      ----------
                                                        (dollars in thousands)
2000 ..............     5.13%       --       5.85%     $       --      $  330,000
2001 ..............     5.54%       --       6.94%        365,000         140,000
2002 ..............     5.43%       --       7.33%         25,000         125,000
2003 ..............     4.70%       --       7.24%         75,000         125,000
2004 ..............     6.47%       --       7.17%         55,000          25,000
2005 ..............     7.43%                             100,000              --
2006 ..............     6.65%                               1,426           1,447
2008(4) ...........     4.75%       --       5.50%         25,000         225,000
2009(1) ...........     4.43%       --       5.48%        125,000         125,000
2010(2)(3) ........     5.44%       --       6.94%        480,000              --
                                                       ----------      ----------
Total .............................................    $1,251,426      $1,096,447
                                                       ==========      ==========

------------------
(1) Advances for $75 million are callable by the FHLB in 2001 and $50 million are callable by FHLB in 2002.
(2) Advances for $75 million are callable by the FHLB in 2001 and $155 million are callable by FHLB in 2002.
(3)  Advances for $250 million are callable by FHLB in 2001.
(4)  Advances for $25 million are callable by the FHLB in 2003.

BankUnited Financial Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2000

(11) Advances from Federal Home Loan Bank (Continued)

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

(12) Senior Notes

     During November 1998, the Bank established a program to issue up to $500 million aggregate principal amount of its Senior Notes backed by an irrevocable standby letter of credit of the FHLB of Atlanta. These notes may have either a fixed or floating rate of interest determined at the time of issuance and will mature no sooner than 9 months and no more than 10 years from the date of issue. On February 2, 1999, the Bank issued and sold $200 million of Senior Notes which mature five years from the date of issuance and bear interest at an annual rate of 5.40%, payable semiannually.

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

     BankUnited Capital holds $70.6 million of Junior Subordinated Debentures which pay a preferential cumulative cash distribution at an annual rate of 10.25% and mature December 31, 2026. BankUnited Capital II holds $47.6 million of Junior Subordinated Debentures which pay a preferential cumulative cash distribution at an annual rate of 9.60% and mature on June 30, 2027. BankUnited Capital III holds $102.9 million of Junior Subordinated Debentures which pay a preferential cumulative cash distribution at an annual rate of 9% and mature March 31, 2028. In conjunction with the purchase and extinguishments of Trust Preferred Securities, Junior Subordinated Debentures totaling $6.1 million were also extinguished.

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

     BankUnited purchased 158,499 shares of Trust Preferred Securities at a cost of $4.4 million during the year ended September 30, 2000. As a result of the early extinguishment of the Trust Preferred Securities which were acquired, the purchases resulted in extraordinary gains of $0.9 million, net of $0.6 million in taxes, for the year ended September 30, 2000.

BankUnited Financial Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2000

(14) Regulatory Capital

     Bank's required actual and excess regulatory levels as of September 30, 2000 and the 1999 are as follows:

                                                          Regulatory Capital
                        --------------------------------------------------------------------------------------
                                 Required                       Actual                        Excess
                        --------------------------    --------------------------    --------------------------
                           2000            1999          2000            1999          2000            1999
                        ----------      ----------    ----------      ----------    ----------      ----------
                                                         (dollars in thousands)
Core capital .........  $  134,512      $  119,919    $  335,761      $  314,355    $  201,249      $  194,436
                              3.00%           3.00%         7.49%           7.90%         4.49%           4.90%
Risk based capital ...  $  187,794      $  167,362    $  348,283      $  325,079    $  160,489      $  157,717
                              8.00%           8.00%        14.84%          15.50%         6.84%           7.50%

     Under the Office of Thrift Supervision (OTS) regulations adopted to implement the "prompt corrective action" provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA"), a "well capitalized" institution must have a risk-based capital ratio of 10%, a core capital ratio of 5% and a Tier 1 risk-based capital ratio of 6%. (The "Tier 1 risk-based capital" ratio is the ratio of core capital to risk-weighted assets.) The Bank is a well capitalized institution under the definitions as adopted. Regulatory capital and net income amounts as of and for the years ended September 30, 2000, 1999 and 1998 did not differ from regulatory capital and net income amounts reported to the OTS.

     Payment of dividends by the Bank is limited by federal regulations, which provide for certain levels of permissible dividend payments depending on the Bank's regulatory capital and other relevant factors.

BankUnited Financial Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2000

(15) Stockholders' Equity

     BankUnited has the following capital structure:

Preferred Stock - Issued in series with rights and preferences to be designated by the Board of Directors. As of September 30, 2000, 10,000,000 shares of Preferred Stock were authorized, of which 7,152,883 shares were not designated to a particular series.

Noncumulative Convertible Preferred Stock, Series B:

     Authorized shares -1,000,000 shares as of September 30, 2000 and September 30, 1999.

     Issued and outstanding shares - 295,821 as of September 30, 2000 and 1999.

     Dividends - noncumulative cash dividends payable quarterly in cash or shares of Class A Common Stock at the option of the holder, at the fixed annual rate of $0.55 per share beginning October 1, 1997 and $0.7375 per share prior to that date.

     Preference on liquidation--voluntary liquidation at the applicable redemption price per share and involuntary liquidation at $7.375 per share.

     Redemption - Not redeemable until October 1, 2007 or later unless earlier redemption is approved by the holders of at least 50 percent of the Series B Preferred shares.

     Voting rights - two-and-one-half votes per share.

     Convertibility - convertible into 1.4959 shares (adjusted for all stock dividends) of Class B Common Stock for each share of Noncumulative Convertible Preferred Stock, Series B, surrendered for conversion, subject to adjustment on the occurrence of certain events.

     Issuances - During the fiscal year ended September 30, 2000 no Series B
         Preferred Stock was issued. During fiscal year 1999, BankUnited awarded 26,241 shares under the 1996 Incentive and Stock Award plan and 40,000 shares were issued pursuant to the exercise of options.

9% Noncumulative Perpetual Preferred Stock:

     Authorized shares - 1,847,117 shares as of September 30, 2000 and 1999.

     Issued - 697,117 as of September 30, 2000 and 1999 respectively.

     Outstanding - 696,117 as of September 30, 2000 and 697,117 as of September
         30, 1999.

     Dividends - non-cumulative cash dividends payable quarterly at the fixed annual rate of $0.90 per share.

     Preference on liquidation-voluntary liquidation at the applicable redemption price per share and involuntary liquidation at $10.00 per share.

     Redemption - at the option of BankUnited at a redemption price of $10.00 per share.

     Voting rights - nonvoting, except under certain circumstances.

BankUnited Financial Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2000

(15) Stockholders' Equity (Continued)

      Issuances - For fiscal year ended September 30, 2000 BankUnited acquired
        1,000 shares of its 9% Noncumulative Perpetual Preferred Stock at a price of $7.25 per share recorded at cost as Treasury Stock. There were no issuance of shares during fiscal years ended September 30, 2000 and 1999.

Class A Common Stock - Issued in series with rights and preferences to be designated by the Board of Directors. As of September 30, 2000 and 1999, 30,000,000 shares of Class A Common Stock were authorized, of which all shares were designated to a series.

Series I Class A Common Stock:

     Authorized shares - 30,000,000 at September 30, 2000 and 1999.

     Issued - 18,093,575 shares as of September 30, 2000 and 18,049,430 shares as of September 30, 1999.

     Outstanding - 17,760,575 shares as of September 30, 2000 and 17,866,430 shares as of September 30, 1999.

     Dividends - as declared by the Board in the case of a dividend on the Class
        A Common Stock alone or not less than 110% of the amount per share of any dividend declared on the Class B Common Stock.

     Voting rights-one tenth of one vote per share.

     Issuances - During the fiscal year ended September 30, 2000, BankUnited issued 19,696 shares with the exercise of options, awards, and issuances to directors and officers of BankUnited, 4,244 shares in dividends on BankUnited's Series B Preferred Stock paid in Class A Common and 20,205 shares upon the conversion of Class B Common Stock into Class A Common Stock. Additionally, BankUnited acquired 150,000 shares of its Class A Common Stock at a price of $7.40 per share recorded at cost as Treasury Stock.

        During the fiscal year ended September 30, 1999, BankUnited issued 58,984 shares with the exercise of options and warrants, 64,176 shares in awards and issuances to directors, officers and employees of BankUnited, 13,009 shares in dividends on BankUnited's Series B Preferred Stock and 97,048 shares upon the conversion of Class B Common Stock into Class A Common Stock.

Class B Common Stock:

     Authorized shares - 3,000,000.

     Issued and outstanding - 446,262 shares as of September 30, 2000 and 458,467 shares as of September 30, 1999.

     Dividends - as declared by the Board of Directors.

     Voting rights - one vote per share.

     Convertibility - convertible into one share of Class A Common Stock for each share of Class B Common Stock surrendered for conversion, subject to adjustment on the occurrence of certain events.

     Issuances - During the fiscal year ended September 30, 2000 BankUnited issued 8,000 shares in connection with the exercise of stock options and 20,205 shares of Class B Common Stock were converted into Class A Common Stock.

BankUnited Financial Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2000

(15) Stockholders' Equity (Continued)

         During the fiscal year ended September 1999, BankUnited issued 222,961 shares in connection with the exercise of stock options, awarded 811 shares to directors and officers of BankUnited and 97,048 shares of Class B Common Stock were converted into Class A Common Stock.

(16) Stock Bonus Plan, Option Agreements and Other Benefit Plans

     BankUnited maintains the 1992 Stock Bonus Plan whereby it is authorized to issue up to 125,000 shares of Class A and Class B Common Stock to provide long-term incentives and rewards to officers, directors and employees of BankUnited. As of September 30, 2000, 71,942 shares of Class A Common Stock and 54,779 shares of Class B Common Stock had been issued under the 1992 Stock Bonus Plan. As of September 30, 2000, there were 21,637 shares available for grant under the 1992 Stock Bonus Plan, due to stock awards which had been forfeited by officers and employees who terminated service with BankUnited prior to full vesting of such awards.

     BankUnited also maintains a non-statutory stock option plan under which options for up to 825,000 shares of Class A and Class B Common Stock have been granted. As of September 30, 2000, 15,952 shares were available for the grant of options under this plan due to stock awards, which had been forfeited by officers and employees who terminated service with BankUnited prior to full vesting of such awards and 304,717 options had been exercised.

     BankUnited also maintains the 1994 Incentive Stock Option Plan ("1994 plan") under which options for up to 250,000 shares of Class A and Class B Common Stock have been granted. As of September 30, 2000, 92,819 shares were available for the grant of options under this plan, due to options which have been forfeited by officers and employees who terminated service with BankUnited prior to full vesting of these options, and options for 46,110 shares had been exercised.

     In October 1994, BankUnited's Board of Directors approved several non-qualified stock option agreements (the Agreements) under which options to purchase shares of Class B Common Stock were granted at the fair market price of the Class B Common Stock on the date of the grant. The terms of the agreements, which originally expired on October 23, 1994, was extended pursuant to Stockholders' approval to October 23, 1999. As of September 30, 1999, all options granted pursuant to the Agreements had been exercised at the exercise price of $4.64 per share.

     BankUnited maintains the 1996 Incentive Compensation and Stock Award Plan ("1996 plan"). Under the 1996 plan, the Compensation Committee of the Board of Directors may grant options to purchase, or may issue in connection with stock awards, stock bonuses and restricted stock, up to (as amended in January 2000) 2,300,000 shares of Class A and Class B Common Stock and up to 650,000 shares of Series B Preferred. Since inception to September 30, 2000, options to purchase 1,719,669 shares of Class A Common Stock, 312,500 shares of Class B Common Stock and 497,000 shares of Series B Preferred Stock have been granted. Officers and employees who terminated service with BankUnited prior to full vesting of these options have forfeited options for 535,311 shares of Class A Common Stock. Options for 52,685 shares of Class A common Stock and options for 40,000 B Preferred Stock have been exercised.

     In addition, under the 1996 Special Awards Program - 92,294 shares of Common A Stock, 3,000 shares of Common B Stock and 47,003 of Series B Preferred Stock have been issued pursuant to other awards under the Plan of which 14,830 shares of class A Common Stock had been forfeited by officers and employees who terminated service with BankUnited prior to the full vesting of these awards. As of September 30, 2000, 722,678 shares of Class A and Class B Common Stock and 105,997 shares of Series B Preferred Stock were available for grant under this plan.

      Options granted under BankUnited's stock option plans expire ten years after the date of grant unless extended by the Board of Directors, and are exercisable at the fair market value of the stock on the date of grant or at a

BankUnited Financial Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2000

(16) Stock Bonus Plan, Option Agreements and Other Benefit Plans - (Continued)

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

The following table presents additional data concerning BankUnited's outstanding stock options:

                                                               Number           Option Price          Aggregate
                                                              of Shares           per Share         Option Price
                                                              ---------     ---------------------   ------------
Options outstanding, September 30, 1997 .................     1,587,525     $ 3.00  -  $   10.98   $ 10,759,609
Options granted .........................................       665,705       9.63  -      21.07     10,726,793
Options exercised .......................................      (120,991)      3.00  -      13.25       (646,547)
Options expired .........................................      (106,924)      5.73  -      13.24     (1,069,860)
Reduction of option price(1) ............................            --       9.30  -      13.91     (2,999,259)
                                                              ---------     --------------------   ------------
Options outstanding, September 30, 1998 .................     2,025,315       3.11  -      13.91     16,770,736
Options granted .........................................       796,534       6.56  -      13.18      6,872,153
Options exercised .......................................      (321,959)      3.11  -      10.85     (1,808,462)
Options expired .........................................      (209,365)      5.73  -       8.00     (1,517,153)
Reduction of option price(2) ............................            --       7.28  -      13.91     (2,404,174)
                                                              ---------     --------------------   ------------
Options outstanding, September 30, 1999 .................     2,290,525       3.11  -      13.18     17,913,100
Options granted .........................................       668,610       6.13  -       8.63      5,613,991
Options exercised .......................................       (26,020)      3.75  -       6.60       (127,394)
Options expired .........................................      (338,717)      3.32  -      11.00     (2,611,064)
                                                              ---------     --------------------   ------------
Options outstanding, September 30, 2000(3) ..............     2,594,398     $ 3.11  -  $   13.18   $ 20,788,633
                                                              =========     ======     =========   ============

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

(3) As of September 30, 2000, the 2.6 million options outstanding had a remaining contractual life of approximately 7.1 years. Additionally, approximately 1.6 million of these options were exercisable at September 30, 2000, at exercise prices ranging from $3.11 to $13.18 with a weighted average exercise price of $7.75.

     BankUnited has adopted SFAS No. 123, "Accounting for Stock-Based Compensation" and as permitted by SFAS No. 123, BankUnited continues to follow the measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees, " and, accordingly, does not recognize compensation expense for its stock-based incentive plans. Had compensation cost for BankUnited's stock based incentive

BankUnited Financial Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2000

(16) Stock Bonus Plan, Option Agreements and Other Benefit Plans - (Continued)

compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methodology prescribed by SFAS No. 123, BankUnited's net income (loss) and earnings (loss) per share for fiscal 2000, 1999 and 1998 would have been reduced to the pro forma amounts indicated below:

                                                           2000            1999         1998
                                                           ----            ----         ----
                                                   (dollars in thousands, except per share amounts)
Net income (loss):
As Reported ......................................      $   14,974      $  (4,367)     $   6,460
Pro Forma ........................................      $   14,301      $  (5,935)     $   4,011
Basic earnings (loss) per share:
As Reported ......................................      $     0.82      $   (0.24)     $    0.41
Pro Forma ........................................      $     0.78      $   (0.32)     $    0.26
Diluted earnings (loss) per share:
As Reported ......................................      $     0.81      $   (0.24)     $    0.39
Pro Forma ........................................      $     0.77      $   (0.32)     $    0.26

     The pro forma results of operations reported above are not likely to be representative of the effects on reported income of future years due to vesting arrangements and additional option grants.

     The fair value of each option has been estimated on the date of the grant using the Black Scholes option pricing model, with the following historical weighted average assumptions applied to grants in fiscal 2000, 1999 and 1998:

                                               2000        1999        1998
                                               ----        ----        ----
Dividend yields..........................       --           --           --
Expected volatility......................       38%       40.00%       33.70%
Risk-free interest rates.................     6.21%        4.76%        5.55%
Expected life (in years).................     7.00         6.96         7.00

     Based upon the above assumptions, the weighted average fair value of options granted during 2000, 1999 and 1998 was $2,917,000, $3,993,000 and
$5,565,000, respectively.

     On September 7, 1999, the trustee of the 401(k) Plan and the trustees of the Profit Sharing Plan approved a merger and transfer agreement between the plans effective September 30, 1999. Under the terms of this agreement, the net assets of the Profit Sharing Plan were transferred and assigned to the 401(k) Plan as of September 30, 1999. The 401(k) Plan was then renamed the BankUnited 401(k) Profit Sharing Plan (the "Plan"). Under the terms of the combined plan, eligible employees are permitted to contribute up to 15% of their annual salary to the Plan. BankUnited currently intends to make quarterly matching contributions at a rate of 75% of employee contributions, up to a maximum of 6% of an employees' salary, in BankUnited's Class A Common stock. Employees are eligible to participate in the plan after six months of service and begin vesting in BankUnited's contribution after two years

BankUnited Financial Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2000

(16) Stock Bonus Plan, Option Agreements and Other Benefit Plans - (Continued)

of service at the rate of 25% per year up to 100%. For fiscal 2000, the Bank made total matching contributions of approximately $438,000.

     Prior to September 7, 1999, BankUnited had a 401(k) savings plan (the "401(k) Plan") and a separate Profit Sharing Plan. For the years ended September 30, 1999 and 1998 BankUnited made total matching contributions of approximately $159,500 and $71,900, respectively.

(17) Income Taxes

     The components of the provision (benefit) for income taxes for the years ended September 30, 2000, 1999 and 1998 are as follows:


                                         For the Years Ended
                                              September 30,
                                   ----------------------------------
                                     2000         1999         1998
                                   -------      --------      -------
                                        (dollars in thousands)
Current-federal .............      $ 8,538      $   192       $ 3,874
Current-state ...............          842            7           663
Deferred-federal ............          796       (1,941)          407
Deferred-state ..............           71         (161)           65
                                   -------      --------      -------
  Total .....................      $10,247      $(1,903)      $ 5,009
                                   =======      ========      =======

     BankUnited's effective tax (benefit) rate differs from the statutory federal income tax (benefit) rate as follows:

                                                                     Years Ended September 30,
                                              ------------------------------------------------------------------------
                                                       2000                    1999                     1998
                                              --------------------    ----------------------    ----------------------
                                               Amount          %       Amount           %       Amount             %
                                              -------        -----    --------       -------    -------         ------
                                                                      (dollars in thousands)
Tax (benefit) at federal income
  tax rate .............................      $ 8,776        35.0%    $(1,868)       (34.0)%    $ 4,229         34.20%
Increase resulting from:
State tax ..............................          594         2.4%       (192)        (3.5)         480          3.9
Other, net .............................          877         3.5%        157          2.9          300          2.4
                                              -------        -----    --------       -------    -------         ------
    Total ..............................      $10,247        40.9%    $(1,903)       (34.6)%    $ 5,009         40.50%
                                              -------        -----    --------       -------    -------         ------

BankUnited Financial Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2000

(17) Income Taxes (Continued)

The tax effects of significant temporary differences included in the deferred tax asset as of September 30, 2000 and 1999 were:

                                                                  September 30,
                                                               ------------------
                                                                2000        1999
                                                               ------      ------
                                                             (dollars in thousands)
Deferred tax asset:
   Non-accrual interest .................................      $  650      $  617
   Loan loss and other reserves .........................       5,041       4,755
   Fixed assets .........................................          14          --
   Unrealized holding losses on securities
     available for sale .................................       2,624       1,398
   Unrealized holding losses on securities
     transferred to held to maturity ....................         856         924
   Purchase accounting ..................................          --       1,154
   Loan fees ............................................          81          --
   Other ................................................         316         514
                                                               ------      ------
     Gross deferred tax asset ...........................       9,582       9,362
                                                               ------      ------
Deferred tax liability:
   FHLB stock dividends .................................          31          34
   Deferrals and amortizations ..........................       1,349       1,829
   Fixed assets .........................................          --         570
   Other ................................................       1,099         117
                                                               ------      ------
     Gross deferred tax liability .......................       2,479       2,550
                                                               ------      ------
       Net deferred tax asset ...........................      $7,103      $6,812
                                                               ======      ======

     At September 30, 2000, BankUnited had $409,000 in tax bad debt reserves originating before December 31, 1987 for which deferred taxes have not been provided. The amount becomes taxable under the Internal Revenue Code upon the occurrence of certain events, including certain non-dividend distributions. BankUnited does not anticipate any actions that would ultimately result in the recapture of this amount for income tax purposes.

BankUnited Financial Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2000

(17) Income Taxes - (Continued)

The components of deferred income tax (benefit) provision relates to the following:

                                                             Years Ended September 30,
                                                        -----------------------------------
                                                          2000          1999         1998
                                                        -------       -------       -------
                                                             (dollars in thousands)
Differences in book/tax depreciation .............      $  (584)      $   702       $    15
Delinquent interest ..............................          (33)         (292)          (71)
FHLB stock dividends .............................           (3)          (72)          (19)
Loan fees ........................................          (81)            0             0
Loan loss and other reserves .....................         (286)       (3,044)         (494)
Deferrals and amortization .......................         (480)          610           (76)
Purchase accounting and other ....................        2,334            (6)        1,117
                                                        -------       -------       -------
    Total deferred taxes .........................      $   867       $(2,102)      $   472
                                                        =======       =======       =======

     In connection with the acquisition of Suncoast, BankUnited recorded deferred tax assets and liabilities for the differences between values assigned in purchase accounting and the tax bases of acquired assets and liabilities. Approximately $911,000, $911,000, and $540,000 for years ended September 30, 2000, 1999, and 1998, respectively, of this deferred tax asset was recognized as deferred tax expense and $911,000 represented the tax effect at September 30, 1999 (none in 2000), of amounts deductible for tax purposes in future periods.

     BankUnited also acquired net deferred tax assets of approximately $1,140,000 in conjunction with its acquisition of Suncoast.

     In connection with the acquisition of Consumers, BankUnited recorded deferred tax assets and liabilities for the differences between values assigned in purchase accounting and the tax bases of acquired assets and liabilities. Approximately $294,000, $300,000 and $19,000 of net deferred tax assets have been recognized as net deferred tax expense during the years ended September 30, 2000, 1999 and 1998, respectively, and $294,000 represented the tax effect at September 30, 1999 (none in 2000), of amounts deductible for tax purposes in future periods.

     In connection with the acquisition of Central, BankUnited recorded deferred tax assets and liabilities for the differences between values assigned in purchase accounting and the tax bases of acquired assets and liabilities. With respect to the Central acquisition, approximately $(51,000), $(2,800) and $7,000 of net deferred tax assets have been recognized as net deferred tax (benefit) expense during the years ended September 30, 2000, 1999 and 1998, respectively, and $51,000 represent the tax effect at September 30, 1999 (none in 2000) of amounts taxable in future periods.

     BankUnited also acquired net deferred tax liabilities of approximately $189,000 in connection with its acquisition of Consumers and net deferred tax assets of approximately $332,000 in connection with its acquisition of Central.

BankUnited Financial Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2000

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

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Total commitments to extend credit at September 30, 2000 were as follows:

                                                             September 30, 2000
                                                     ---------------------------------
                                                      Fixed       Variable
                                                       Rate         Rate        Total
                                                     -------      -------      -------
                                                          (dollars in thousands)
Commitments to fund loans ......................     $ 3,931      $80,387      $84,318
Domestic letters of credit .....................      12,889           --       12,889
International letters of credit ................       2,609           --        2,609
                                                     -------      -------      -------
Total ..........................................     $19,429      $80,387      $99,816
                                                     =======      =======      =======

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

      BankUnited currently holds five interest rate cap contracts with a major Wall Street firm, having an aggregate notional amount of $800.0 million. Each contract requires the counter-party to pay BankUnited quarterly interest payments based on the notional amount and the difference between the index and the cap rate, if and when the index exceeds the cap rate, in return for a one-time payment by BankUnited. The indices used in these contracts are the 5-Year Treasury rate adjusted to a constant maturity (the "5-Year CMT rate"), the 10-Year Treasury rate adjusted to a constant maturity (the "10-Year CMT rate"), the 5-Year Constant Maturity Swap rate (the "5-Year CMS rate") and the 10-Year Constant Maturity Swap rate (the "10-Year CMS rate").

BankUnited Financial Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2000


(18) Commitments and Contingencies (Continued)

     The following table sets forth information concerning the interest rate cap contracts.

            Notional                                Cap          Termination
             Amount                  Index          Rate            Date
     ----------------------      -------------    ---------    ----------------
     (dollars in thousands)
           $100,000                5-Year CMT      7.50%        March 23, 2002
            100,000               10-Year CMT      7.25%        March 23, 2002
            100,000                5-Year CMS      8.85%        March 23, 2003
            400,000               10-Year CMS      9.35%        March 23, 2003
            100,000               10-Year CMS      8.85%        March 23, 2003
      -------------
           $800,000
      -------------

     BankUnited entered into these contracts for the purpose of hedging a portion of BankUnited's interest rate risk against rising interest rates on certain borrowings from the Federal Home Loan Bank. As of September 30, 2000, the 5-Year CMT rate was 5.82%, the 10-Year CMT rate was 5.77%, the 5-Year CMS rate was 6.75% and the 10-Year CMS rate was 6.88%.

     The following table provides additional information regarding the interest rate caps:

                                                      As of September 30,
                                                             2000
                                                    ----------------------
                                                    (dollars in thousands)

     Aggregate notional amount ..................      $       800,000
     Amortized costs ............................      $           386
     Aggregate market value .....................      $           430

     BankUnited and the Bank have employment agreements with certain members of senior management. The employment agreements, which establish the duties and compensation of the executives, have terms ranging from two and one-half years to five years.

     BankUnited is a party to certain claims and litigation arising in the ordinary course of business. In the opinion of management, the resolution of such claims and litigation will not materially affect BankUnited's consolidated financial position or results of operations.

BankUnited Financial Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2000

(19) Related Party Transactions

     BankUnited employs the services of a law firm, of which BankUnited's Chairman of the Board and Chief Executive Office is senior managing director and of which another director of BankUnited is managing director, and the services of an insurance agency, of which a member of the Board of Directors is a vice president. For the years ended September 30, 2000, 1999 and 1998, total fees, a portion of which were capitalized, paid to this law firm totaled approximately $2.5 million, $2.5 million and $2.2 million, respectively, and premiums paid to this insurance agency totaled approximately $523,000, $428,000 and $445,000, respectively. Commissions are less than 15% of the premiums paid.

     In fiscal 1997, BankUnited leased property for a new branch, which is 25% owned by BankUnited's Chairman of the Board. The lease is for a term of 3 years with four, three year options to renew. The annual rent for the property is approximately $121,000. Lease terms are comparable to those prevailing in the area for similar transactions involving non-affiliated parties at the time that the lease was signed.

BankUnited Financial Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2000

(20) BankUnited Financial Corporation

     The following summarizes the major categories of BankUnited's (parent company only) financial statements:

                   Condensed Statements of Financial Condition
                   -------------------------------------------

                                                                                  As of September 30,
                                                                               -------------------------
                                                                                 2000             1999
                                                                               ---------       ---------
                                                                                 (dollars in thousands)
Assets:
    Cash ................................................................      $     228       $   1,698
    FHLB overnight deposits .............................................          7,579           2,831
    Tax certificates ....................................................            632             545
    Investments, net (market value of approximately $60 at
      September 30, 2000 and 1999) ......................................             60              60
    Investments available for sale, at market ...........................         16,039          17,361
    Mortgage-backed securities available for sale, at market ............         11,261          22,908
    Accrued interest receivable .........................................            939             952
    Investment in the Bank ..............................................        362,827         344,093
    Investment in subsidiaries ..........................................          8,385           8,527
    Other assets ........................................................         20,381          20,718
                                                                               ---------       ---------
      Total assets ......................................................      $ 428,331       $ 419,693
                                                                               =========       =========

Liabilities .............................................................      $   4,611       $   2,316
                                                                               ---------       ---------
Junior subordinated deferrable interest debentures ......................        221,133         227,240
                                                                               ---------       ---------
Stockholders' equity:
    Preferred stock .....................................................             10              10
    Common stock ........................................................            185             185
    Paid-in capital .....................................................        181,692         181,335
    Retained earnings ...................................................         29,055          14,081
    Treasury stock ......................................................         (2,801)         (1,684)
    Accumulated other comprehensive loss, net of tax ....................         (5,554)         (3,790)
                                                                               ---------       ---------
Total stockholders' equity ..............................................        202,587         190,137
                                                                               ---------       ---------
Total liabilities and stockholders' equity ..............................      $ 428,331       $ 419,693
                                                                               =========       =========

BankUnited Financial Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2000

(20) BankUnited Financial Corporation (Continued)

                       Condensed Statements of Operations
                       ----------------------------------

                                                                                 For the Years Ended September 30,
                                                                              --------------------------------------
                                                                                2000           1999           1998
                                                                              --------       --------       --------
                                                                                      (dollars in thousands)
Interest income ........................................................      $  4,225       $  4,563       $  4,808
Interest expense .......................................................        22,121         21,990         17,621
Equity income of the subsidiaries ......................................        26,858          9,036         16,227
Operating expenses .....................................................         1,665          2,943          1,495
                                                                              --------       --------       --------
Income (loss) before income taxes, extraordinary item
  and preferred stock dividends ........................................         7,297        (11,334)         1,919
Income tax benefit .....................................................        (7,531)        (7,740)        (5,438)
                                                                              --------       --------       --------
Net income (loss) before extraordinary item and
  preferred stock dividends ............................................        14,828         (3,594)         7,357
Extraordinary item (net of tax of $586) ................................           936             --             --
                                                                              --------       --------       --------
Net income (loss) before preferred stock dividends .....................        15,764         (3,594)         7,357

Preferred stock dividends ..............................................           790            773            897
                                                                              --------       --------       --------
Net income (loss) after preferred stock dividends ......................      $ 14,974       $ (4,367)      $  6,460
                                                                              ========       ========       ========

            Condensed Schedule of Other Comprehensive (Loss) Income
            -------------------------------------------------------

                                                                               For the Years Ended September 30,
                                                                              -----------------------------------
                                                                               2000           1999          1998
                                                                              -------       -------       -------
                                                                                    (dollars in thousands)
Other comprehensive (loss) income, net of tax:
Unrealized holding (losses) gains arising
  during the period ....................................................      $(1,893)      $(5,698)      $ 1,278
Less reclassification adjustment for:
Amortization of unrealized losses on transferred
  securities (net of tax) ..............................................          129            31            --
Realized gains on securities sold included in
  net income ...........................................................           --            --          (262)
                                                                              -------       -------       -------
Total other comprehensive (loss) income, net of tax ....................      $(1,764)      $(5,667)      $ 1,016
                                                                              =======       =======       =======

BankUnited Financial Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2000

(20) BankUnited Financial Corporation (Continued)

                       Condensed Statements of Cash Flows
                       ----------------------------------

                                                                           -----------------------------------------
                                                                               For the Years Ended September 30,
                                                                           -----------------------------------------
                                                                             2000             1999           1998
                                                                           ---------       ---------       ---------
                                                                                     (dollars in thousands)
Cash flows from operating activities:
  Net income (loss) .................................................      $  15,764       $  (3,594)      $   7,357
  Less: Undistributed income of the subsidiaries ....................        (26,857)         (9,036)        (16,227)
  Extraordinary gain on repurchase
    of trust preferred securities ...................................         (1,522)             --              --
  Other .............................................................          2,935         (10,229)         (2,508)
                                                                           ---------       ---------       ---------
    Net cash used in operating activities ...........................         (9,680)        (22,859)        (11,378)
                                                                           ---------       ---------       ---------
Cash flows from investing activities:
  Equity contributions to the Bank ..................................             --              --        (110,000)
  Equity contributions to subsidiaries ..............................             --              --          (4,100)
  Purchase of investment securities .................................             --          (3,915)        (15,363)
  Purchase of mortgage-backed securities ............................             --              --         (30,734)
  Proceeds from repayments of mortgage-backed securities ............          2,771           7,770          18,821
  Proceeds from sales of mortgage-backed securities .................          9,091              --              --
  Net increase in tax certificates ..................................            (87)             (8)         (1,654)
                                                                           ---------       ---------       ---------
    Net cash provided by (used in) investing activities .............         11,775           3,847        (143,030)
                                                                           ---------       ---------       ---------
Cash flows from financing activities:
  Net proceeds from issuance of Junior subordinated
    deferrable interest debentures ..................................             --              --         103,013
  Repurchase of trust preferred securities ..........................         (4,368)             --              --
  Dividend from Bank ................................................          7,300          12,137              --
  Net proceeds from issuance of common stock ........................            125           2,010          60,502
  Net proceeds from issuance of preferred stock .....................             --              --             488
  Purchase of treasury shares .......................................         (1,117)         (1,684)             --
  Dividends paid on preferred stock .................................           (757)           (658)           (837)
  Preferred Stock, Series 9% tender offer ...........................             --              --             (43)
  Preferred Stock redemption ........................................             --              --            (424)
                                                                           ---------       ---------       ---------
    Net cash provided by financing activities .......................          1,183          11,805         162,699
                                                                           ---------       ---------       ---------
Increase (decrease) in cash and cash equivalents ....................          3,278          (7,207)          8,291
Cash and cash equivalents at beginning of year ......................          4,529          11,736           3,445
                                                                           ---------       ---------       ---------
Cash and cash equivalents at end of year ............................      $   7,807       $   4,529       $  11,736
                                                                           ---------       ---------       ---------

BankUnited Financial Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2000

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

       For residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for national historical prepayment estimates using discount rates based on a compilation of secondary market sources published by the OTS in their "Asset and Liability Price Tables" for September 30, 2000.

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

     The fair value of borrowings, which include FHLB advances, securities sold under agreements to repurchase and senior notes is determined by discounting the scheduled cash flows through maturity using estimated market discount rates that reflect the interest rate currently available in the market.

     The fair value of servicing rights is received from a third party provider which determines the valuation of the asset in the market.

BankUnited Financial Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2000

(21) Estimated Fair Value of Financial Instruments - (Continued)

     The fair value of the off-balance sheet financial instruments is estimated based on the OTS's valuation as contained in its September 30, 2000 "Interest Rate Risk Exposure Report" prepared for the Bank by the OTS from information provided by the Bank. The fair value of interest rate caps is determined through a third party valuation analysis.

The following table presents information for BankUnited's financial instruments at September 30, 2000 and 1999:

                                                                                 As of September 30, 2000
                                                                              -----------------------------
                                                                              Carrying Value     Fair Value
                                                                              --------------     ----------
                                                                                  (dollars in thousands)
Financial assets:
Cash and cash equivalents .................................................      $  339,321      $  339,321
Tax certificates and other investments ....................................          28,164          28,087
Mortgage-backed securities ................................................         342,355         340,247
Loans receivable ..........................................................       3,670,769       3,634,638
Mortgage servicing rights .................................................           6,227           6,895
Other interest-earning assets .............................................          62,676          62,676
Financial liabilities:
Deposits ..................................................................      $2,609,538      $2,622,965
Borrowings ................................................................       1,460,631       1,464,637
Trust Preferred Securities ................................................         212,393         204,465
Off-balance sheet financial instruments ...................................             -               636
                                                                                 As of September 30, 1999
                                                                              -----------------------------
                                                                              Carrying Value     Fair Value
                                                                              --------------     ----------
                                                                                   (dollars in thousands)
Financial assets:
Cash and cash equivalents .................................................      $  226,535      $  226,535
Tax certificates and other investments ....................................          39,874          39,800
Mortgage-backed securities ................................................         347,224         343,170
Loans receivable ..........................................................       3,302,866       3,291,502
Mortgage servicing rights .................................................           7,820           7,925
Other interest-earning assets .............................................          54,927          54,927
Financial liabilities:
Deposits ..................................................................      $2,279,798      $2,287,119
Borrowings ................................................................       1,328,148       1,312,964
Trust Preferred Securities ................................................         218,500         199,459
Off-balance sheet financial instruments ...................................             -             1,227

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

PART III

Item 10. Directors and Executive Officers of BankUnited.

     The information contained under the caption "Election of Directors" to appear in BankUnited's definitive proxy statement relating to BankUnited's 2001 Annual Meeting of Stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of BankUnited's fiscal year covered by this report on Form 10-K (hereinafter referred to as the "Annual Meeting Proxy Statement"), is incorporated herein by reference. Information concerning the executive officers of BankUnited is included in Part I of this Report on Form 10-K.

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

     (a) The Following Documents Are Filed as Part of this Report:

          (1)  Financial Statements.

               The following consolidated financial statements of BankUnited and the report of the independent certified public accountants thereon filed with this report:

               Report of Independent Certified Public Accountants
               (PricewaterhouseCoopers LLP).

               Consolidated Statements of Financial Condition as of September 30, 2000 and 1999.

               Consolidated Statements of Operations for the years ended September 30, 2000, 1999 and 1998.

               Consolidated Statements of Stockholders' Equity for the years ended September 30, 2000, 1999 and 1998.

               Consolidated Statements of Cash Flows for the years ended September 30, 2000, 1999 and 1998.

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

          10.5 1996 Incentive Compensation and Stock Award Plan, as amended by approval of BankUnited's stockholders on January 26, 2000 (Exhibit 10.2 to BankUnited's Report on Form 10-Q for the quarter ended December 31, 1999, as filed with the Securities and Exchange Commission on February 14, 2000).**

          10.6 Form of Employment Agreement between BankUnited and Alfred R. Camner (Exhibit 10.6 to the 1998 10-K).***

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

          10.10 Form of Change of Control Agreement between the Bank and executive officers (Exhibit 10.10 to BankUnited's Report on Form 10-K for the year ended September 30, 1999 [the "1999 10-K"])

          10.11 Junior Subordinated Indenture with respect to BankUnited's 10 1/4% Junior Subordinated Debentures. (Exhibit 4.1A to BankUnited's Registration Statement on Form S-4, File No. 333-24025, as filed with the Securities and Exchange Commission on March 27, 1997).

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

          11.1 Statement regarding calculation of earnings per common share (set forth in Footnote (2) to the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this report on Form 10-K for the year ended September 30, 2000).

          12.1 Statement regarding calculation of ratio of earnings to combined fixed charges and preferred stock dividends.

          21.1    Subsidiaries of the Registrant.

          23.1    Consent of PricewaterhouseCoopers LLP.

          24.1 Power of attorney (set forth on the signature page in Part IV of this Report on Form 10-K for the year ended September 30, 2000).

          27.1    Financial Data Schedule.


* Exhibits followed by a parenthetical reference are incorporated herein by reference from the documents described therein.

**  Exhibits 10.1--10.5 are compensatory plans or arrangements.

*** Contracts with Management.

(b) Reports on Form 8-K.

     During the quarter ended September 30, 2000, no Current Reports on Form 8-K were filed by BankUnited.

Supplemental Information

     As of the date of filing of this report on Form 10-K no annual report or proxy material has been sent to security holders. Such material will be furnished to security holders and the Securities and Exchange Commission subsequent to the filing of this report on Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on December 28, 2000.

                                   BANKUNITED FINANCIAL CORPORATION

                                            By: /s/ ALFRED R. CAMNER
                                               ------------------------------
                                                Alfred R. Camner
                                                Chairman of the Board and
                                                Chief Executive Officer

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on December 28, 2000 on behalf of the Registrant by the following persons and in the capacities indicated.


/s/ ALFRED R. CAMNER             Chairman of the Board, Chief Executive
-------------------------------  Officer, and Director
ALFRED R. CAMNER                 (Principal Executive Officer)


/s/ MEHDI GHOMESHI               President and Chief Operating Officer
-------------------------------  and Director
MEHDI GHOMESHI


/s/ LAWRENCE H. BLUM             Vice Chairman of the Board and Director
-------------------------------
LAWRENCE H. BLUM


/s/ MARC LIPSITZ                 Director and Corporate Secretary
-------------------------------
MARC LIPSITZ

/s/ MARC D. JACOBSON             Director
-------------------------------
MARC D. JACOBSON


/s/ ALLEN M. BERNKRANT            Director
-------------------------------
ALLEN M. BERNKRANT


/s/ ANNE W. SOLLOWAY              Director
-------------------------------
ANNE W. SOLLOWAY


/s/ NEIL MESSINGER               Director
-------------------------------
NEIL MESSINGER


/s/ HUMBERTO LOPEZ               Executive Vice President and
-------------------------------  Chief Financial Officer
HUMBERTO LOPEZ

                                  EXHIBIT INDEX

   EXHIBIT              DESCRIPTION
   -------              -----------

     3.2           Bylaws of BankUnited

    12.1 Statement regarding calculation of ratio of earnings to Combined fixed charges and preferred stock dividends.

    21.1          Subsidiaries of the Registrant.

    23.1          Consent of PricewaterhouseCoopers LLP.

    27.1          Financial Data Schedule