Form 10-Q
period 2000-12-31
BANKUNITED FINANCIAL CORP
filed 2001-02-14
CIK 894490

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 (Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended December 31, 2000

                                        or

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 5-43936

                        BankUnited Financial Corporation
                        --------------------------------
             (Exact name of registrant as specified in its charter)


                Florida                                     65-0377773
                -------                                     ----------
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                    Identification Number)


                     255 Alhambra Circle, Coral Gables 33134
                     ---------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (305) 569-2000
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock at the close of business on February 12, 2001 was 17,943,517 shares of Class A Common Stock, $.01 par value, and 446,024 shares of Class B Common Stock, $.01 par value.

This Form 10-Q contains 33 pages.
The Index to Exhibits appears on page 31.

                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

            Form 10-Q Report for the Quarter Ended December 31, 2000

                                      INDEX

                                                                                       Page No.
PART I - FINANCIAL INFORMATION
         Item 1.       Financial Statements

                       Consolidated Statements of Financial Condition as of
                       December 31, 2000 (unaudited) and September 30, 2000                3

                       Consolidated Statements of Operations (unaudited)
                       for the Three Months Ended December 31, 2000
                       and December 31, 1999                                               4

                       Consolidated Statements of Stockholders' Equity
                       (unaudited) for the Three Months Ended December 31,
                       2000 and December 31, 1999                                          5

                       Consolidated Statements of Cash Flows (unaudited)
                       for the Three Months Ended December 31, 2000
                       and December 31, 1999                                               6

                       Condensed Notes to Consolidated Financial

                       Statements (unaudited)                                              8

         Item 2.       Management's Discussion and Analysis of
                       Financial Condition and Results of Operations                      12

         Item 3.       Quantitative and Qualitative Disclosures about Market Risk         28

PART II - OTHER INFORMATION

         Item 4.       Submission of Matters to a Vote of Security Holders                29

         Item 5.       Exhibits and Reports on Form 8-K                                   29

BankUnited Financial Corporation and Subsidiaries
Consolidated Statements of Financial Condition

                                                                                                  December 31,   September 30,
                                                                                                     2000            2000
                                                                                                  -----------     -----------
                                                                                                     (dollars in thousands)
Assets:
     Cash ....................................................................................    $    31,564     $    28,681
     Federal Home Loan Bank overnight deposits ...............................................        272,377         247,640
     Securities purchased under agreements to resell .........................................          2,120          63,000
     Tax certificates (net of reserves of $1,011 and $986 at
        December 31, 2000 and September 30, 2000, respectively) ..............................          4,136           5,699
     Investments held to maturity (fair value of approximately $67,981
        and $4,985 at December 31, 2000 and September 30, 2000, respectively) ................         68,318           5,062
     Investments available for sale, at fair value ...........................................         17,787          17,403
     Mortgage-backed securities, held to maturity (fair value of approximately
        $265,736 and $220,484 at December 31, 2000 and September 30, 2000, respectively) .....        262,981         222,592
     Mortgage-backed securities available for sale, at fair value ............................        126,785         119,763
     Loans receivable, net ...................................................................      3,396,628       3,358,137
     Mortgage loans held for sale (fair value of approximately $310,301
        and $313,840 at December 31, 2000 and September 30, 2000, respectively) ..............        306,642         312,632
     Other interest-earning assets ...........................................................         66,275          62,676
     Office properties and equipment, net ....................................................         15,898          16,158
     Real estate owned .......................................................................          2,028           2,286
     Accrued interest receivable .............................................................         28,828          26,648
     Mortgage servicing rights ...............................................................          5,863           6,227
     Goodwill ................................................................................         29,523          29,911
     Prepaid expenses and other assets .......................................................         27,562          27,554
                                                                                                  -----------     -----------
        Total assets .........................................................................    $ 4,665,315     $ 4,552,069
                                                                                                  ===========     ===========
Liabilities and Stockholders' Equity
Liabilities:
     Deposits ................................................................................    $ 2,608,804     $ 2,609,538
     Securities sold under agreements to repurchase ..........................................         65,152           9,205
     Advances from Federal Home Loan Bank ....................................................      1,322,503       1,251,426
     Senior notes ............................................................................        200,000         200,000
     Company obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely junior subordinated deferrable interest
        debentures of BankUnited .............................................................        207,593         212,393
     Interest payable (primarily on deposits and advances
        from Federal Home Loan Bank) .........................................................         15,200          12,041
     Advance payments by borrowers for taxes and insurance ...................................          8,427          25,651
     Accrued expenses and other liabilities ..................................................         30,440          29,228
                                                                                                  -----------     -----------
        Total liabilities ....................................................................      4,458,119       4,349,482
                                                                                                  ===========     ===========
Stockholders' Equity:
     Preferred stock, Series B and Series 9%, $0.01 par value ................................
        Authorized shares-10,000,000; issued shares- 992,938; outstanding shares- 991,938
        at December 31, 2000 and September 30, 2000 ..........................................             10              10
     Class A Common Stock, $0.01 par value. Authorized shares-30,000,000; issued shares -
        18,131,408 and 18,093,575; outstanding shares-17,798,408 and 17,760,575 at
        December 31, 2000 and September 30, 2000, respectively ...............................            182             180
     Class B Common Stock, $0.01 par value. Authorized shares-3,000,000;
        issued and outstanding shares- 446,262 at December 31, 2000
        and September 30, 2000, respectively .................................................              5               5
     Additional paid-in capital ..............................................................        181,752         181,692
     Retained earnings .......................................................................         32,870          29,055
     Treasury stock, 333,000 shares  of class A Common Stock and 1,000 shares of Preferred
        Series 9% at December 31, 2000 and September 30, 2000 ................................         (2,801)         (2,801)
     Accumulated other comprehensive loss ....................................................         (4,822)         (5,554)
                                                                                                  -----------     -----------
        Total stockholders' equity ...........................................................        207,196         202,587
                                                                                                  -----------     -----------
        Total liabilities and stockholders' equity ...........................................    $ 4,665,315     $ 4,552,069
                                                                                                  ===========     ===========

See condensed notes to consolidated financial statements

BankUnited Financial Corporation and Subsidiaries
Consolidated Statements of Operations

                                                           For the Three Months Ended December 31,
                                                       -------------------------------------------------
                                                                   2000                 1999
                                                       ----------------------  -------------------------
                                                       (dollars in thousands, except earnings per share)
Interest income:
     Interest and fees on loans ............................. $      70,580     $      60,675
     Interest on mortgage-backed securities .................         6,753             6,085
     Interest on short-term investments .....................           735               565
     Interest and dividends on long-term investments and
       other interest-earning assets ........................         2,468             1,627
                                                              -------------     -------------
        Total interest income ...............................        80,536            68,952
                                                              -------------     -------------
Interest expense:
     Interest on deposits ...................................        37,902            28,219
     Interest on borrowings .................................        19,638            16,262
     Preferred dividends of Trust Subsidiary ................         5,058             5,282
                                                              -------------     -------------
        Total interest expense ..............................        62,598            49,763
                                                              -------------     -------------
     Net interest income before provision for loan losses....        17,938            19,189
Provision for loan losses ...................................         1,200             1,200
                                                              -------------     -------------
     Net interest income after provision for loan losses ....        16,738            17,989
                                                              -------------     -------------
Non-interest income:
     Service fees, net ......................................         1,605               943
     Net gain on sale of loans, mortgage-backed securities
        and other assets ....................................            43                --
     Other ..................................................           416               364
                                                              -------------     -------------
        Total non-interest income ...........................         2,064             1,307
                                                              -------------     -------------
Non-interest expenses:
     Employee compensation and benefits .....................         5,169             4,872
     Occupancy and equipment ................................         2,135             2,148
     Insurance ..............................................           248               410
     Professional fees-legal and accounting .................           906               887
     Telecommunications and data processing .................           720               643
     Loan servicing expense .................................         1,284             1,493
     Real estate owned operations ...........................           (82)             (109)
     Advertising and promotion expense ......................           714               714
     Amortization of goodwill ...............................           388               388
     Other operating expenses ...............................         1,450             1,542
                                                              -------------     -------------
        Total non-interest expenses .........................        12,932            12,988
                                                              -------------     -------------
     Income before income taxes, extraordinary item
      and preferred stock dividends .........................         5,870             6,308
Income taxes ................................................         2,408             2,579
                                                              -------------     -------------
     Income before extraordinary item and preferred
       stock dividends ......................................         3,462             3,729
Extraordinary item (net of tax) .............................           550               431
                                                              -------------     -------------
     Net income before preferred stock dividends ............         4,012             4,160
Preferred stock dividends ...................................           197               197
                                                              -------------     -------------
     Net income ............................................. $       3,815     $       3,963
                                                              =============     =============
Earnings Per Share:
     Basic
        Net income before extraordinary item ................ $        0.18     $        0.19
        Extraordinary item (net of tax) .....................          0.03              0.03
                                                              -------------     -------------
             Net income ..................................... $        0.21     $        0.22
                                                              =============     =============
     Diluted

        Net income before extraordinary item ................ $        0.18     $        0.19
        Extraordinary item (net of tax) .....................          0.03              0.02
                                                              -------------     -------------
             Net income ..................................... $        0.21     $        0.21
                                                              =============     =============
Weighted average number of common shares outstanding
     during the period:
     Basic ..................................................        18,269            18,304
                                                              =============     =============
     Diluted ................................................        18,806            18,975
                                                              =============     =============

See condensed notes to consolidated financial statements

BankUnited Financial Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity
                                                                           For the Three Months Ended December 31, 2000 and 1999
                                                                       -------------------------------------------------------------



                                                                       Preferred   Common     Paid-in   Retained    Treasury
                                                                         Stock     Stock      Capital   Earnings      Stock
                                                                       ---------  ---------  ---------  ---------   ---------
                                                                                                       (dollars in thousands)
Balance at September 30, 2000 .......................................  $      10  $     185  $ 181,692  $  29,055   $  (2,801)
     Comprehensive income:
        Net income for the three months ended December 31, 2000 .....         --         --         --      4,012          --
              Payments of dividends on the BankUnited
              Preferred Stock........................................         --         --         --       (197)         --
        Other comprehensive income, net of tax ......................         --         --         --         --          --

              Total comprehensive income ............................

     Stock issued through the
         exercise of options, restricted
         stock grants and employee
         stock grants ...............................................         --          2         60         --          --
                                                                       ---------  ---------  ---------  ---------   ---------
Balance at December 31, 2000 ........................................  $      10  $     187  $ 181,752  $  32,870   $  (2,801)
                                                                       =========  =========  =========  =========   =========

Balance at September 30, 1999 .......................................  $      10        185    181,335     14,081      (1,684)
     Comprehensive income:
        Net income for the three months ended December 31, 1999 .....         --         --         --      4,160          --
              Payments of dividends on the BankUnited
              Preferred Stock........................................         --         --         --       (197)         --
        Other comprehensive loss, net of tax ........................         --         --         --         --          --

              Total comprehensive income ............................

     Stock issued through the
         exercise of options, restricted
         stock grants, directors'
         compensation and employee
         stock grants ...............................................         --          1        131         --          --
     Treasury stock acquired ........................................         --         --         --         --      (1,117)
     Common stock issued through
          preferred stock dividends .................................         --         --         33         --          --
                                                                       ---------  ---------  ---------  ---------   ---------
Balance at December 31, 1999 ........................................  $      10  $     186  $ 181,499  $  18,044   $  (2,801)
                                                                       =========  =========  =========  =========   =========

                                              For the Three Months Ended December 31, 2000 and 1999
                                           -------------------------------------------------------------
                                                                        Accumulated
                                                                           Other
                                                                       Comprehensive
                                                                           Loss       Total Stockholders
                                                                        Net of Taxes        Equity
                                                                         ---------         ---------
                                                                           (dollars in thousands)
Balance at September 30, 2000 .......................................    $  (5,554)        $ 202,587
     Comprehensive income:
        Net income for the three months ended December 31, 2000 .....           --             4,012
              Payments of dividends on the BankUnited
              Preferred Stock........................................           --              (197)
        Other comprehensive income, net of tax ......................          732               732
                                                                                           ---------
              Total comprehensive income ............................                          4,547

     Stock issued through the
         exercise of options, restricted
         stock grants and employee
         stock grants ...............................................           --                62
                                                                         ---------         ---------
Balance at December 31, 2000 ........................................    $  (4,822)        $ 207,196
                                                                         =========         =========

Balance at September 30, 1999 .......................................       (3,790)          190,137
     Comprehensive income:
        Net income for the three months ended December 31, 1999 .....           --             4,160
              Payments of dividends on the BankUnited
              Preferred Stock........................................           --              (197)
        Other comprehensive loss, net of tax ........................       (1,157)           (1,157)
                                                                                           ---------
              Total comprehensive income ............................                          2,806

     Stock issued through the
         exercise of options, restricted
         stock grants, directors'
         compensation and employee
         stock grants ...............................................           --               132
     Treasury stock acquired ........................................           --            (1,117)
     Common stock issued through
          preferred stock dividends .................................           --                33
                                                                         ---------         ---------
Balance at December 31, 1999 ........................................    $  (4,947)        $ 191,991
                                                                         =========        =========

See condensed notes to consolidated financial statements

BankUnited Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows                                     For the Three Months Ended
                                                                                  December 31,
                                                                       --------------------------------
                                                                            2000              1999
                                                                       -------------      -------------
Cash flows from operating activities:                                        (dollars in thousands)
  Net income .....................................................     $       4,012      $       4,160
    Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses ..................................             1,200              1,200
      Depreciation and amortization ..............................               735                717
      Amortization of fees, discounts and premiums, net ..........               851              1,172
      Amortization of mortgage servicing rights ..................               364                410
      Amortization of goodwill ...................................               388                388
      Amortization of unrealized losses on transferred
      mortgage-backed securities .................................               (55)               (52)
      Amortization of issuance cost of Senior Notes ..............               132                211
      Net gain on sale of loans, mortgage-backed securities
        and other assets .........................................               (43)                --
      Net gain on sale of real estate owned ......................              (148)              (127)
    Extraordinary gain on repurchase of trust preferred securities              (895)              (701)
    Loans originated for sale ....................................            (8,591)                --
    Proceeds from sale of loans ..................................             5,773                 --
    Increase in accrued interest receivable ......................            (2,180)              (152)
    Increase in interest payable on deposits and FHLB advances ...             3,159              2,332
    (Decrease) increase in accrued taxes .........................              (460)             2,137
    Increase (decrease) in other liabilities .....................             1,319             (7,525)
    Increase in prepaid expenses and other assets ................               (98)            (2,340)
    Other, net ...................................................               219              1,367
                                                                       -------------      -------------
          Net cash provided by operating activities ..............             5,682              3,197
                                                                       -------------      -------------

Cash flows from investing activities:
   Net increase in loans .........................................           (32,556)          (112,747)
   Purchase of investment securities .............................           (63,233)                --
   Purchase of mortgage-backed securities ........................           (74,535)           (19,898)
   Purchase of other earning assets ..............................           (15,849)            (8,249)
   Proceeds from repayments of investment securities .............                --              1,250
   Proceeds from repayments of mortgage-backed securities ........            15,112             14,411
   Proceeds from repayments of other earning assets ..............            12,250             12,500
   Proceeds from sale of mortgage-backed securities ..............            12,855                 --
   Proceeds from sale of real estate owned .......................             1,007              2,145
   Purchase of office properties and equipment ...................              (540)              (832)
   Net decrease in tax certificates ..............................             1,563                975
                                                                       -------------      -------------
          Net cash used in investing activities ..................          (143,926)          (110,445)
                                                                       -------------      -------------
                                                                            (Continued on next page)

Consolidated Statements of Cash Flows (Continued)                         For the Three Months Ended
                                                                                  December 31,
                                                                       --------------------------------
                                                                            2000              1999
                                                                       -------------      -------------
                                                                             (dollars in thousands)
Cash flows from financing activities:
  Net (decrease) increase in deposits ............................              (734)            81,144
  Net increase (decrease) in Federal Home Loan Bank advances .....            71,077            (85,021)
  Net increase (decrease) in other borrowings ....................            55,947            (26,701)
  Capitalized costs for the maintenance of senior notes ..........              (263)              (304)
  Repurchase of trust preferred securities .......................            (3,684)            (1,698)
  Net proceeds from issuance of stock ............................                62                 46
  Purchase of BankUnited's Class A Common and
    Preferrred Stock .............................................                --             (1,117)
  Dividends paid on BankUnited's preferred stock .................              (197)              (164)
  Decrease in advances from borrowers for taxes and insurance ....           (17,224)           (12,209)
                                                                       -------------      -------------
          Net cash provided by (used in) financing activities ....           104,984            (46,024)
                                                                       -------------      -------------

Decrease in cash and cash equivalents ............................           (33,260)          (153,272)

Cash and cash equivalents at beginning of period .................           339,321            226,535
                                                                       -------------      -------------

Cash and cash equivalents at end of period .......................     $     306,061      $      73,263
                                                                       =============      =============

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

        The unaudited consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the three-month period ended December 31, 2000 are not necessarily indicative of the results, which may be expected for the year ending September 30, 2001. For further information, refer to the Consolidated Financial Statements and Notes thereto included in BankUnited's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

        Certain prior period amounts have been reclassified to conform to the December 31, 2000 consolidated financial statements.

2.       Earnings Per Share

         The following tables reconcile basic and diluted earnings per share for the three months ended December 31, 2000 and 1999.

                                                                  For the Three Months Ended
                                                                         December 31,
                                                                -----------------------------
                                                                    2000             1999
                                                                ------------     ------------
                                                         (dollars in thousands, except per share amounts)
Basic earnings per share:
     Numerator:
       Net income after preferred stock dividends
         and before extraordinary item .......................  $      3,265     $      3,532
         Extraordinary item ..................................           550              431
                                                                ------------     ------------
       Net Income ............................................  $      3,815     $      3,963
                                                                ============     ============
     Denominator:
       Weighted average common shares outstanding ............        18,269           18,304
                                                                ============     ============
     Basic earnings per share before extraordinary item ......  $       0.18     $       0.19
     Basic earnings per share from extraordinary item ........          0.03             0.03
                                                                ------------     ------------
     Basic earnings per share ................................  $       0.21     $       0.22
                                                                ============     ============
Diluted earnings per share:
     Numerator:
       Net income after preferred stock dividends
         and before extraordinary item .......................  $      3,265     $      3,532
     Plus:
       Reduction of preferred stock dividends ................            41               41
                                                                ------------     ------------
     Diluted net income available to common stock
       before extraordinary item .............................         3,306            3,573
       Extraordinary item ....................................           550              431
                                                                ------------     ------------
     Diluted net income available to common stock ............  $      3,856     $      4,004
                                                                ============     ============
     Denominator:
       Weighted average common shares outstanding ............        18,269           18,304
       Plus:
         Number of common shares from the conversion of
         options and warrants ................................            95              228
         Number of common shares from the conversion of
         preferred stock .....................................           442              443
                                                                ------------     ------------
       Diluted weighted average shares outstanding ...........        18,806           18,975
                                                                ============     ============
       Diluted earnings per share before extraordinary item...          0.18             0.19
       Diluted earnings per share from extraordinary item ....          0.03             0.02
                                                                ------------     ------------
       Diluted earnings per share ............................  $       0.21     $       0.21
                                                                ============     ============

3.       Capital

         The Office of Thrift Supervision ("OTS") requires that the Bank meet minimum regulatory, core and risk-based capital requirements. Currently, the Bank exceeds all regulatory capital requirements. The Bank's required, actual and excess regulatory capital levels as of December 31, 2000 and 1999 were as follows:

                                                                   Regulatory Capital
                            --------------------------------------------------------------------------------------------
                                      Required                        Actual                         Excess
                            ---------------------------    ----------------------------    -----------------------------
                                 2000           1999             2000           1999            2000            1999
                            ------------   ------------    -------------   ------------    ------------   --------------
                                                               (dollars in thousands)
Core capital............    $    138,156   $    118,802    $     342,674   $    321,550    $    204,518   $      202,748
                                   3.00%          3.00%            7.44%          8.10%           4.44%            5.10%
Risk based capital......    $    194,939   $    168,653    $     355,689   $    332,647    $    160,750   $      163,994
                                   8.00%          8.00%           14.60%         15.80%           6.60%            7.80%


4.       Comprehensive Income

         BankUnited's comprehensive income includes all items which comprise net income plus other comprehensive income which includes the unrealized holding gains and losses on available for sale securities. For the three months ended December 31, 2000 and 1999, BankUnited's other comprehensive income (loss) was as follows:

                                                                       For the Three Months Ended
                                                                              December 31,
                                                                  ----------------------------------
                                                                         2000               1999
                                                                  ---------------    ---------------
                                                                        (dollars in thousands)
Other comprehensive income (loss), net of taxes:
  Unrealized holding gains (losses) arising
   during the period........................................      $           702    $        (1,189)
  Reclassification adjustment for:
    Realized gains on sales during the period...............                   (4)                --
    Amortization of unrealized losses on
       transferred securities...............................                   34                 32
                                                                  ---------------    ---------------
Total other comprehensive income (loss), net of taxes.......      $           732    $        (1,157)
                                                                  ===============    ===============

5.       Adoption of Statement of Financial Accounting Standard No.133

         BankUnited adopted Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 137 and SFAS 138 (collectively, "SFAS 133"), on October 1, 2000.

         SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives designated as part of a hedge transaction are recorded each period in current earnings for fair value hedges or other comprehensive income for cash flow hedges.

         At October 1, 2000, BankUnited was party to interest rate caps with a notional face value of $800.0 million. These caps are used to hedge the interest rate risk relating to the callable options of the FHLB advances.

         In conjunction with the adoption of SFAS 133 on October 1, 2000, BankUnited accounted for the interest rate caps as fair value hedges, and in accordance with the transition provisions of SFAS 133, recorded a cumulative effect adjustment loss of approximately $453,000, net of tax, which was reflected in earnings. This was done in order to recognize, at fair value, all derivative instruments that are designated as fair value hedging instruments. The loss of $453,000 was offset by a corresponding gain of approximately $453,000, net of tax, which was also reflected in earnings. The gain was to recognize the difference, attributable to the interest rate risks, between the carrying values and fair values of the related embedded call options in the FHLB advances.

         During the three months ended December 31, 2000, BankUnited recorded a fair value adjustment of approximately $277,000 loss in earnings to recognize the change in the fair value of existing derivative instruments and a fair value adjustment of $277,000 gain in earnings to recognize the change in the fair value of the related embedded call options in the FHLB advances. Both gains and losses are recorded as a component of interest on borrowings in the Statement of Operations.

6.       Commitments and Contingencies

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

         BankUnited purchased 4,800 shares of Trust Preferred Securities at a cost of $3.7 million during the three months ended December 31, 2000. As a result of the early extinguishments of the Trust Preferred Securities, the purchases resulted in extraordinary gains of $0.6 million, net of $0.3 million in taxes, for the three months ended December 31, 2000.

         BankUnited purchased 1,000 shares of Trust Preferred Securities at a cost of $0.8 million subsequent to December 31, 2000. The subsequent purchases have resulted in extraordinary gains of approximately $122,600, net of taxes of approximately $76,700. From November 1999 to date, BankUnited has purchased a total of 164,299 shares of Trust Preferred Securities at a cost of $8.9 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis and the related financial data present a review of the consolidated operating results and financial condition of BankUnited for the three month periods ended December 31, 2000 and 1999. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in BankUnited's Annual Report on Form 10-K for the year ended September 30, 2000.

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

General

         BankUnited is a Florida-incorporated savings and loan holding company for BankUnited, FSB (the "Bank"). The Bank was founded in 1984 as a state chartered savings and loan association. In 1993, the Bank was converted to a federally chartered savings bank and became a wholly owned subsidiary of BankUnited pursuant to a plan of re-organization approved by the shareholders. BankUnited's principal business currently consists of the operation of its wholly-owned subsidiary, the Bank. In addition to managing the business activities of the Bank, BankUnited invests primarily in U.S. Government and federal agency securities, mortgage-backed securities and other permitted investments. The Bank's primary business has traditionally been to attract retail deposits from the general public and to invest those deposits, together with borrowings, principal repayments and other funds, primarily in one-to-four family residential mortgage loans and to a lesser extent, mortgage-backed securities, commercial real estate loans, multi-family mortgage loans, commercial business loans and consumer loans. The Bank has also invested in other permitted investments. The Bank is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities. References to BankUnited include the activities of all of its subsidiaries, including the Bank and its subsidiaries, if the context so requires.

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

First Quarter Highlights

         BankUnited reported net income of $3.8 million, or $0.21 per diluted share, for the quarter ended December 31, 2000, compared to $4.0 million or $0.21 per diluted share for the same prior year period. Results for the quarters ended December 31, 2000 and 1999 include extraordinary after-tax gains from the purchase of the Company's trust preferred securities of $550,000 and $431,000, respectively.

         Assets continue to grow, and reached $4.7 billion in the quarter ended December 31, 2000, up from $4.6 billion in the quarter ended September 30, 2000, and up from $4.0 billion or 17.5% at December 31, 1999. BankUnited opened two new banking offices in the quarter ended December 31, 2000, one in Key Biscayne and the other in West Palm Beach, bringing the Bank's branch office total to thirty-four.

Liquidity and Capital Resources

         BankUnited's cash and cash equivalents decreased by $33.2 million to $306.1 million at December 31, 2000 from $339.3 million at September 30, 2000. The net decrease is due to cash used in investing activities of $143.9 million, offset by cash provided by financing activities and operating activities of $105.0 million and $5.7 million, respectively.

         The following is a detailed discussion explaining the primary sources and uses of cash during the three months ended December 31, 2000.

         BankUnited's primary use of funds during the quarter ended December 31, 2000 has been in investing activities and include originations of loans, purchases of investment securities and mortgage-backed securities, these were partially offset by cash provided by repayments of mortgage-backed securities and other earning assets and sales of mortgage-backed securities. Net cash used in investing activities during the three months ended December 31, 2000 was $143.9 million compared to $110.4 million, for the three months ended December 31, 1999. For the three months ended December 31, 2000 and 1999, increases to the loan portfolio totaled $32.6 million and $112.8 million, respectively. For the three months ended December 31, 2000, purchases of investment securities totaled $63.2 million. For the same period in 1999, there were no purchases of investment securities. For the three months ended December 31, 2000 and 1999, purchases of mortgage-backed securities totaled $74.5 million and $19.9 million, respectively. Proceeds from repayments of mortgage-backed securities were $15.1 million and $14.4 million for the three months ended December 31, 2000 and 1999, respectively. Proceeds from repayments of other earning assets were $12.3 million and $12.5 million for the three months ended December 31, 2000 and 1999, respectively. Proceeds from the sale of mortgage-backed securities were $12.9 million for the three months ended December 31, 2000. During the same period in 1999, there were no sales of mortgage-backed securities.

         BankUnited's primary source of funds provided by its financing activities, are increases in FHLB advances and other borrowings. For the three months ended December 31, 2000, net increases in FHLB advances were $71.1 million, compared to decreases of $85.0 million for the same prior year period. For the three months ended December 31, 2000, net increases in other borrowings were $55.9 million, compared to decreases of $26.7 million for the same prior year period.

         BankUnited's primary source of funds in its operating activities during the three months ended December 31, 2000 has been the proceeds from the sale of loans. During the three months ended December 31, 2000, the sale of loans totaled $5.8 million, whereas, during the same period in 1999, there were no sales of loans.

         The Bank is required under applicable federal regulations to maintain specified levels of liquid investments in cash, United States government securities and other qualifying investments. Regulations currently in effect require the Bank to maintain liquid assets of not less than 4.0% of its net withdrawable deposits plus short-term borrowings (the "liquidity ratio"). The Bank's liquidity ratio was 5.98% and 8.77% as of December 31, 2000 and September 30, 2000, respectively, in compliance with this requirement.

         Federal savings banks such as the Bank are also required to maintain capital at levels specified by applicable minimum capital ratios. At December 31, 2000, the Bank was in compliance with all capital requirements and met the definition of a "well capitalized" institution under applicable federal regulations.

Asset Quality

         Non-performing assets as of December 31, 2000 were $27.0 million, which represents an increase of $1.7 million or 6.7% from $25.3 million as of September 30, 2000. The increase in non-performing assets primarily resulted from an increase in non-accrual loans of $2.2 million, offset by a decrease in real estate owned of $0.3 million and a decrease in restructured loans of $0.2 million . Non-accrual loans increased due to a $2.2 million increase in one-to-four family residential loan delinquencies. The decrease in real estate owned was due to a decrease in commercial real estate owned. Non-performing assets as a percentage of total assets increased from 0.55% as of September 30, 2000 to 0.58% as of December 31, 2000 due to the increase in non-performing assets for the reasons discussed above.

         The following table sets forth information concerning BankUnited's non-performing assets at December 31, 2000 and September 30, 2000.

                                                  December 31,      September 30,
                                                      2000              2000
                                                  ------------      ------------
                                                    (dollars in thousands)
Non-accrual loans ..............................  $     21,979      $     19,751
Restructured loans .............................         1,123             1,283
Loans past due 90 days and still accruing (1)...           150               261
                                                  ------------      ------------
Total non-performing loans .....................        23,252            21,295

Non-accrual tax certificates ...................         1,683             1,671
Real estate owned ..............................         2,028             2,286
                                                  ------------      ------------
Total non-performing assets ....................  $     26,963      $     25,252
                                                  ============      ============

Allowance for losses on tax certificates .......  $      1,011      $        986
Allowance for loan losses ......................        13,291            13,032
                                                  ------------      ------------
Total allowance ................................  $     14,302      $     14,018
                                                  ============      ============

Non-performing assets as a percentage of
    total assets ...............................          0.58%             0.55%
Non-performing loans as a percentage of
    total loans ................................          0.63%             0.58%
Allowance for loan losses as a percentage of
    total loans ................................          0.36%             0.35%
Allowance for loan losses as a percentage of
    non-performing loans .......................         57.16%            61.20%
Net charge-offs as a percentage of average
   total loans .................................          0.10%             0.11%

(1) Consists primarily of loans guaranteed by the Federal Housing Authority ("FHA") acquired in the acquisition of Suncoast Savings and Loan Association, FSA.

         BankUnited's allowance for loan losses is established and maintained based upon management's evaluation of the risks inherent in BankUnited's loan portfolio including the economic trends and other conditions in specific geographic areas as they relate to the nature of BankUnited's portfolio. The provision for loan losses for both the three months ended December 31, 2000 and December 31, 1999 was $1.2 million. BankUnited's allowance for loan losses increased by a net amount of $0.3 million from $13.0 million as of September 30, 2000 to $13.3 million as of December 31, 2000.

         The following table sets forth the change in BankUnited's allowance for loan losses for the three months ended December 31, 2000 and 1999.

                                                             For the Three Months
                                                               Ended December 31,
                                                          --------------------------
                                                             2000            1999
                                                          ----------      ----------
                                                            (dollars in thousands)
Allowance for loan losses, balance (at beginning
   of period) ..........................................  $   13,032      $   12,107
Provisions for loan losses .............................       1,200           1,200
Loans charged off (1) (2) ..............................        (951)           (839)
Recoveries (1) (2) .....................................          10              18
                                                          ----------      ----------
Allowance for loan losses, balance (at end of period)...  $   13,291      $   12,486
                                                          ==========      ==========

(1) Commercial business and consumer loans accounted for 83.5% of loans charged off and 96.8% of recoveries during the three months ended December 31, 2000.
(2) One-to-four family loans accounted for 83.6% of loans charged off and 72.2% of recoveries during the three months ended December 31, 1999.


         The following table sets forth BankUnited's allocation of the allowance for loan losses by category as of December 31, 2000 and 1999.

                                                 As of December 31,
                                           -----------------------------
                                               2000             1999
                                           ------------     ------------
                                              (dollars in thousands)
One-to-four family ......................  $      4,086     $      3,877
Multi family ............................           646              513
Commercial real estate ..................         2,335            1,903
Construction ............................           717              159
Land ....................................         1,093            1,179
Commercial business and consumer.........         3,634            3,268
Unallocated .............................           780            1,587
                                           ------------     ------------
   Total allowance ......................  $     13,291     $     12,486
                                           ============     ============

Loan Portfolio

         The following table sets forth the composition of BankUnited's loan portfolio, including loans held for sale, at December 31, 2000 and September 30, 2000.

                                           December 31,                     September 30,
                                              2000                             2000
                                   ---------------------------     ------------------------------
                                                      Percent of                       Percent of
                                        Amount          Total          Amount            Total
                                   ---------------     -------     ---------------      ---------
                                                       (dollars in thousands)
Mortgage loans:
  One-to-four family loans ....... $     3,252,465        87.8%    $     3,218,868         87.8%
  Multi-family loans .............          49,911         1.3              70,856          1.9
  Commercial real estate .........         159,255         4.3             155,569          4.2
  Construction ...................          59,768         1.6              38,786          1.1
  Land ...........................          24,241         0.7              34,489          0.9
                                   ---------------     -------     ---------------      -------
     Total mortgage loans ........       3,545,640        95.7           3,518,568         95.9
                                   ---------------     -------     ---------------      -------

Other loans:
  Consumer loans .................          73,763         2.0              66,480          1.8
  Commercial business loans ......          80,006         2.2              83,023          2.3
                                   ---------------     -------     ---------------      -------
    Total other loans ............         153,769         4.2             149,503          4.1
                                   ---------------     -------     ---------------      -------
      Total loans ................       3,699,409        99.9           3,668,071        100.0

Unearned discounts, premiums and
  deferred loan fees, net ........          17,152         0.5              15,730          0.4
  Allowance for loan losses ......         (13,291)       (0.4)            (13,032)        (0.4)
                                   ---------------     -------     ---------------      -------
Total loans receivable, net....... $     3,703,270       100.0%    $     3,670,769        100.0%
                                   ===============     =======     ===============      =======

Securities Portfolio


         Presented below is an analysis of the carrying values and approximate fair values of investments held to maturity.

                                                                              December 31, 2000
                                                     --------------------------------------------------------------------
                                                                           Gross
                                                       Carrying          Unrealized    Gross Unrealized         Fair
                                                         Value             Gains            Losses              Value
                                                     -------------     -------------     -------------      -------------
                                                                           (dollars in thousands)
U.S. Government agency securities ..............     $      55,001     $          --     $        (236)     $      54,765
Trust preferred securities of other issuers ....            13,256                11              (112)            13,155
State of Israel Bonds ..........................                61                --                --                 61
                                                     -------------     -------------     -------------      -------------
         Total .................................     $      68,318     $          11     $        (348)     $      67,981
                                                     =============     =============     =============      =============

                                                                             September 30, 2000
                                                     --------------------------------------------------------------------
                                                                           Gross            Gross
                                                       Carrying          Unrealized       Unrealized            Fair
                                                         Value             Gains            Losses              Value
                                                     -------------     -------------     -------------      -------------
                                                                           (dollars in thousands)
U.S. Government agency securities ..............     $       5,001     $          --     $         (77)     $       4,924
State of Israel Bonds ..........................                61                --                --                 61
                                                     -------------     -------------     -------------      -------------
         Total .................................     $       5,062     $          --     $         (77)     $       4,985
                                                     =============     =============     =============      =============

         Presented below is an analysis of the amortized costs and carrying values of investments designated as available for sale.

                                                                              December 31, 2000
                                                     --------------------------------------------------------------------
                                                                           Gross            Gross
                                                       Amortized         Unrealized       Unrealized           Carrying
                                                          Cost             Gains            Losses              Value
                                                     -------------     -------------     -------------      -------------
                                                                           (dollars in thousands)
U.S. government agency securities ..............     $         350     $          --     $          (3)     $         347
Equity securities ..............................             2,905                --               (16)             2,889
Trust preferred securities of other issuers ....            17,309                --            (2,758)            14,551
                                                     -------------     -------------     -------------      -------------
         Total .................................     $      20,564     $          --     $      (2,777)     $      17,787
                                                     =============     =============     =============      =============

                                                                             September 30, 2000
                                                     --------------------------------------------------------------------
                                                                           Gross            Gross
                                                       Amortized         Unrealized       Unrealized           Carrying
                                                          Cost             Gains            Losses              Value
                                                     -------------     -------------     -------------      -------------
                                                                           (dollars in thousands)
U.S. government agency securities ..............     $         350     $          --     $         (10)     $         340
Equity securities ..............................             2,905                --              (115)             2,790
Trust preferred securities of other issuers ....            17,313                --            (3,040)            14,273
                                                     -------------     -------------     -------------      -------------
         Total .................................     $      20,568     $          --     $      (3,165)     $      17,403
                                                     =============     =============     =============      =============

         Presented below is an analysis of the carrying values and approximate fair values of mortgage-backed securities held to maturity.

                                                                     December 31, 2000
                                             --------------------------------------------------------------------
                                                                  Gross              Gross
                                              Carrying         Unrealized          Unrealized            Fair
                                                Value             Gains              Losses             Value
                                             -------------     -------------     -------------      -------------
                                                                    (dollars in thousands)
GNMA mortgage-backed securities ..........   $      82,541     $       1,919     $          --      $      84,460
FNMA mortgage-backed securities ..........          51,505               647                --             52,152
FHLMC mortgage-backed securities .........          65,202               592               (76)            65,718
Collateralized mortgage obligations ......          48,750               119            (1,324)            47,545
Mortgage pass-through certificates .......          14,983               878                --             15,861
                                             -------------     -------------     -------------      -------------

         Total ...........................   $     262,981     $       4,155     $      (1,400)     $     265,736
                                             =============     =============     =============      =============

                                                                    September 31, 2000
                                             --------------------------------------------------------------------
                                                                  Gross              Gross
                                              Carrying         Unrealized          Unrealized            Fair
                                                Value             Gains              Losses             Value
                                             -------------     -------------     -------------      -------------
                                                                    (dollars in thousands)
GNMA mortgage-backed securities ..........   $      85,201     $       1,006     $         (88)     $      86,119
FNMA mortgage-backed securities ..........           1,741                --               (16)             1,725
FHLMC mortgage-backed securities .........          66,947                --            (1,099)            65,848
Collateralized mortgage obligations ......          51,772                --            (2,484)            49,288
Mortgage pass-through certificates .......          16,931               594               (21)            17,504
                                             -------------     -------------     -------------      -------------

         Total ...........................   $     222,592     $       1,600     $      (3,708)     $     220,484
                                             =============     =============     =============      =============

         Presented below is an analysis of the amortized costs and carrying values of mortgage-backed securities designated as available for sale.

                                                                          December 31, 2000
                                             ---------------------------------------------------------------------
                                                                   Gross             Gross
                                               Amortized         Unrealized        Unrealized           Fair
                                                 Cost              Gains             Losses             Value
                                             -------------     -------------     -------------       -------------
                                                                    (dollars in thousands)
GNMA mortgage-backed securities ...........  $      20,507     $         324     $         (14)      $      20,817
FNMA mortgage-backed securities ...........         27,317                13               (45)             27,285
FHLMC mortgage-backed securities ..........          5,809                13               (14)              5,808
Collateralized mortgage obligations .......         73,357               189            (3,291)             70,255
Mortgage pass-through certificates ........          2,409               212                (1)              2,620
                                             -------------     -------------     -------------       -------------
         Total ............................  $     129,399     $         751     $      (3,365)      $     126,785
                                             =============     =============     =============       =============

                                                                         September 31, 2000
                                             ---------------------------------------------------------------------
                                                                   Gross             Gross
                                               Amortized         Unrealized        Unrealized           Fair
                                                 Cost              Gains             Losses             Value
                                             -------------     -------------     -------------       -------------
                                                                    (dollars in thousands)
GNMA mortgage-backed securities ...........  $      27,486     $         167     $        (101)      $      27,552
FNMA mortgage-backed securities ...........          4,539                24              (110)              4,453
FHLMC mortgage-backed securities ..........         12,835                 8              (167)             12,676
Collateralized mortgage obligations .......         75,679                60            (3,284)             72,455
Mortgage pass-through certificates ........          2,592                41                (6)              2,627
                                             -------------     -------------     -------------       -------------
         Total ............................  $     123,131     $         300     $      (3,668)      $     119,763
                                             =============     =============     =============       =============

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM SEPTEMBER 30, 2000 TO DECEMBER 31, 2000 AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999.

FINANCIAL CONDITION

Assets

         Total assets remained relatively constant from $4.6 billion in September 30, 2000 to $4.7 billion in December 31, 2000, which is consistent with management expectations that assets will not grow significantly during the 2001 fiscal year.

         BankUnited's short-term investments, primarily consisting of Federal Home Loan Bank ("FHLB") overnight deposits and securities purchased under agreements to resell, decreased by $36.1 million, or 11.6% to $274.5 million at December 31, 2000, from $310.6 million at September 30, 2000, primarily due to the maturity of securities purchased under agreements to resell of $60.8 million offset by an increase in FHLB overnight deposits of $24.7 million.

         BankUnited's investment in tax certificates decreased by $1.6 million, or 28.1%, to $4.1 million at December 31, 2000 from $5.7 million at September 30, 2000, as a result of certificate redemptions and repayments. BankUnited discontinued purchasing tax certificates in fiscal 1999.

         Investments held to maturity increased by $63.3 million to $68.3 million at December 31, 2000, from $5.1 million at September 30, 2000 primarily due to purchases of $63.2 million.

         Mortgage-backed securities held-to-maturity increased by $40.4 million, or 18.2% to $263.0 million at December 31, 2000 from $222.6 million at September 30, 2000 due primarily to purchases of $50.3 million, offset by repayments and amortization of premiums of $10.0 million.

         Mortgage-backed securities available-for-sale increased by $7.0 million or 5.84% to $126.8 million at December 31, 2000, from $119.8 million at September 30, 2000, due primarily to purchases of $24.2 million offset by sales of $12.8 million, repayments of $5.1 million, and an increase of $0.7 million in the market value of the underlying securities.

         BankUnited's loans receivable, net (including loans held for sale) remained relatively constant from September 30, 2000 to December 31, 2000 at $3.7 billion. Mortgage loan originations, of $260.5 million, were offset by repayments of $222.2 million (net of accretion of discount, amortization of premium, transfers and loan loss provision), and sales of $5.7 million.

         An increase in other earning assets of $3.6 million or 5.7% from $62.7 million at September 30, 2000 to $66.3 million at December 31, 2000, includes purchases of $15.9 million offset by repayments of $12.3 million.

Liabilities

         Average deposits increased by $148.0 million for the three month period ended December 31, 2000 compared to the three month period ended September 30, 1999, due to an increase in certificates of deposit of $158.2 million, an increase in NOW/money market accounts of $21.4 million offset by a decrease in savings of $31.6 million. This proportional increase in certificates of deposits to total interest bearing deposits resulted in an increase in BankUnited's cost of interest-bearing deposits of 100 basis points to 5.82% for the three months ended December 31, 2000 from 4.82% for the three months ended December 31, 1999.

         Securities sold under agreements to repurchase increased by $56.0 million, or 608.7%, to $65.2 million at December 31, 2000 from $9.2 million at September 30, 2000. This increase was due to new agreements acquired at favorable market interest rates.

         Advances from Federal Home Loan Bank remained at $1.3 billion at September 30, 2000 and December 31, 2000.

         The decrease in advance payments by borrowers for taxes and insurance of $17.1 million to $8.4 million at December 31, 2000 from $25.7 million at September 30, 2000, is a reflection of the borrower's real-estate taxes, which are paid in November of each year.

         Trust preferred securities decreased $4.8 million, or 2.26%, to $207.6 million at December 31, 2000 from $212.4 million at September 30, 2000 due to purchases of 4,800 shares of Trust Preferred Securities issued by BankUnited's trust subsidiaries on the open market. For a further discussion on Trust Preferred Securities, see "Results of Operations - Extraordinary Item."

RESULTS OF OPERATIONS

General

         Net income after preferred stock dividends decreased to $3.8 million for the three months ended December 31, 2000, compared to $4.0 million for the three months ended December 31, 1999. The decrease in net income after preferred stock dividends for the three months ended December 31, 2000 as compared to the prior year period was primarily attributable to margin pressures related to the high interest rate environment, as well as expenses incurred through the expansion of BankUnited's franchise. Below is a more detailed discussion of each major category of income and expenses.

Net Interest Income

         Net interest income before provision for loan losses decreased by $1.3 million, or 6.8%, to $17.9 million for the three months ended December 31, 2000 from $19.2 million for the same prior year period.

         The decrease in net interest income for the three months ended December 31, 2000 was primarily the result of the reduction in net interest margin, which decreased to 1.76% from 2.06% for the same prior year period due to changes in rates. This resulted in a decrease in net interest income of $1.3 million due a $2.8 million decrease attributable to changes in rates and a $0.8 million decrease attributable to rate/volume, offset by an increase attributable to a change in volume of $2.3 million. Despite the increase in interest earning assets by $403.6 million to $4.2 billion from $3.8 billion in the same period in 1999, the ratio of interest earning assets to interest bearing liabilities remained relatively flat from the same period in 1999 at 103%, therefore, the decrease in the net interest margin was due primarily to a decrease in the interest rate spread to 1.57% in the period ending December 31, 2000 from 1.90% for the same period in 1999.

         Interest income increased by $11.5 million, or 16.7% to $80.5 million for the three months ended December 31, 2000, compared to $69.0 million for the same prior year period. The increase primarily stems from an increase in the average balance of net loans receivable of $335.8 million to $3.7 billion from $3.3 billion, resulting in a positive change in interest income, due to volume of $6.1 million and an additional increase of $3.3 million due to the change in yield rates on loans receivable of 40 basis points to 7.68% from 7.28% for the same period in 1999. To a lesser extent, the increase is due to an increase in average balance of long-term investments and FHLB Stock of $46.4 million or 65.4%, to $117.4 million from $71.0 million, resulting in an increase in interest income of $0.9 million, due to a positive change in volume.

         Interest expense increased $12.8 million, or 25.7%, to $62.6 million for the three months ended December 31, 2000, compared to $49.8 million for the same prior year period. The increase in interest expense reflects an increase in rates paid, and an increase in the average balances of certificates of deposits and FHLB advances and other borrowings during the period. Interest expense increased for certificates of deposits by $4.6 million due to an increase in rates paid of 111 basis points to 6.36% from 5.25%, for the same period in 1999. Interest expense increased by $1.4 million for FHLB advances and other borrowings due to an increase in rates paid of 61 basis points to 6.11% from 5.50% for the same period in 1999. There was an increase in average balances of certificates of deposits of $296.0 million, or 17.5%, to $2.0 billion for the three months ended December 31, 2000, from $1.7 billion for the same prior year period. Additionally, the average balance of FHLB advances and other borrowings increased $126.5 million or 13.3% to $1.1 billion for the three months ended December 31, 2000, from $1.0 billion for the same prior year period. These increases in average balances resulted in an increase in interest expense due to a positive change in volume of $3.9 million and $1.7 million for certificates of deposits and FHLB advances and other borrowings, respectively, for the three months ended December 31, 2000, compared to the same prior year period.

Analysis of Net Interest Income

         Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. The following table sets forth certain information relating to the categories of BankUnited's interest-earning assets and interest-bearing liabilities for the periods indicated. All yield and rate information is calculated on an annualized basis by dividing the annualized income or expense item for the period by the average balances during the period of the appropriate balance sheet item. Net interest margin is calculated by dividing net interest income by average interest-earning assets. Non-accrual loans are included in asset balances for the appropriate period, whereas recognition of interest on such loans is discontinued and any remaining accrued interest receivable is reversed, in conformity with federal regulations. The yields and net interest margins appearing in the following table have been calculated on a pre-tax basis.

Yields Earned and Rates Paid

                                                                 For the Three Months Ended December 31,
                                             ---------------------------------------------------------------------------------
                                                               2000                                     1999
                                             ----------------------------------------   --------------------------------------
                                                Average                      Yield/        Average                    Yield/
                                                Balance       Interest        Rate         Balance      Interest       Rate
                                             ------------   ------------   ----------   ------------  ------------  ----------
                                                                            (dollars in thousands)
Interest-earning assets:
     Loans receivable, net................   $  3,669,465   $     70,580         7.68%  $  3,333,705  $     60,675       7.28%
     Mortgage-backed securities...........        379,447          6,753         7.12        353,371         6,085       6.89
     Short-term investments (1)...........         37,392            735         7.69         33,127           565       6.68
     Tax certificates.....................          4,909            148        12.10         13,792           258       7.47
     Long-term investments and
     FHLB stock, net......................        117,421          2,320         7.87         70,993         1,369       7.69
                                             ------------   ------------   ----------   ------------  ------------  ----------
Total interest-earning assets.............      4,208,634         80,536         7.64      3,804,988        68,952       7.25
                                             ------------   ------------   ----------   ------------  ------------  ----------
Interest-bearing liabilities:
     NOW/Money Market.....................        285,976          2,041         2.83        267,108         1,794       2.67
     Savings..............................        323,737          4,109         5.04        367,223         4,181       4.53
     Certificate of deposits..............      1,981,784         31,752         6.36      1,686,185        22,244       5.25
     Trust preferred securities...........        209,171          5,058         9.67        218,151         5,282       9.69
     Senior notes.........................        200,000          2,832         5.66        200,000         2,901       5.80
     FHLB advances and other
     borrowings...........................      1,077,114         16,806         6.11        950,659        13,361       5.50
                                             ------------   ------------   ----------   ------------  ------------  ----------
Total interest-bearing liabilities........   $  4,077,782   $     62,598         6.07%  $  3,689,326  $     49,763       5.35%
                                             ============   ============   ==========   ============  ============  ==========
Excess of interest-earning assets
     over interest-bearing liabilities....   $    130,852                               $    115,662
                                             ============                               ============

Net interest income.......................                  $     17,938                              $     19,189
                                                            ============                              ============
Interest rate spread......................                                       1.57%                                   1.90%
                                                                           ============                             ==========
Net interest margin.......................                                       1.76%                                   2.06%
                                                                           ============                             ==========
Ratio of interest-earning assets to
     interest-bearing liabilities.........         103.21%                                    103.14%
                                             ============                               ============

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

                                                                 Three Months Ended December 31,
                                                                         2000 v. 1999
                                               -------------------------------------------------------------
                                                           Increase (Decrease)
                                                                 Due to
                                               ---------------------------------------------
                                                                                   Changes
                                                  Changes         Changes            in             Total
                                                    in              in              Rate/         Increase
                                                  Volume           Rate            Volume        (Decrease)
                                                 -------------   -------------   -------------   -------------
                                                                    (dollars in thousands)
Interest income attributable to:
Loans.......................................   $       6,114   $       3,343   $         448   $       9,905
Mortgage-backed securities and
     collateralized mortgage obligations....             449             204              15             668
Short-term investments (1)..................              71              84              15             170
Tax Certificates............................            (166)            160            (104)           (110)
Long-term investments and FHLB stock........             893              32              26             951
                                               -------------   -------------   -------------   -------------
Total interest-earning assets...............           7,361           3,823             400          11,584
                                               -------------   -------------   -------------   -------------

Interest expense attributable to:
NOW/Money Market............................             126             112               9             247
Savings.....................................            (492)            466             (46)            (72)
Certificates of Deposit.....................           3,882           4,649             977           9,508
Trust preferred securities..................            (217)             (7)             --            (224)
Senior Notes................................                             (69)             --             (69)
FHLB advances and other borrowings..........           1,739           1,440             266           3,445
                                               -------------   -------------   -------------   -------------
Total interest-bearing liabilities..........           5,038           6,591           1,206          12,835
                                               -------------   -------------   -------------   -------------
Increase (decrease) in net
     Interest income........................   $       2,323   $      (2,768)  $        (806)  $      (1,251)
                                               =============   =============   =============   =============

------------
(1) Short-term investments include FHLB overnight deposits, securities purchased under agreements to resell, federal funds sold and certificates of deposit.

Non- Interest Income

         Non-interest income increased by $0.8 million to $2.1 million for the three months ended December 31, 2000, up 61.5% from the same prior year period, which can be attributed to the sale of needs-based, non-credit products, consistent with BankUnited's strategy of strengthening customer relationships and cross selling products.

Income Taxes

         The income tax provision decreased by $0.2 million, or 7.7% to $2.4 million for the three months ended December 31, 2000, compared to $2.6 million for the prior year period. This decrease was due to the lower pre-tax earnings during the three months ended December 31, 2000 as compared to the prior year period.

Extraordinary Item

         In November 1999, the Board of Directors of BankUnited authorized the purchase, from time to time, in the open market, or otherwise, of up to 300,000 shares of Trust Preferred Securities issued by its trust subsidiaries (the "Trust Preferred Securities").

         BankUnited purchased 4,800 shares of Trust Preferred Securities at a cost of $3.7 million during the three months ended December 31, 2000. As a result of the early extinguishments of the Trust Preferred Securities, the purchases resulted in extraordinary gains of $0.6 million, net of $0.3 million in taxes, for the three months ended December 31, 2000.

         BankUnited purchased 1,000 shares of Trust Preferred Securities at a cost of $0.8 million subsequent to December 31, 2000. The subsequent purchases have resulted in extraordinary gains of approximately $122,600, net of taxes of approximately $76,700. From November 1999 to date, BankUnited has purchased a total of 164,299 shares of Trust Preferred Securities at a cost of $8.9 million.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The discussion contained in BankUnited's Annual Report on Form 10-K for the year ended September 30, 2000, under Item 7a, "Quantitative and Qualitative Disclosures about Market Risk," provides detailed quantitative and qualitative disclosures about market risk and should be referenced for information thereon. In addition, the following discussion addresses the sources and effects of developments during the three months ended December 31, 2000 which related to risks associated with investments and mortgage-backed securities.

         Risks Associated with Changing Interest Rates. As a financial intermediary, BankUnited invests in various types of interest-earning assets (primarily loans, mortgage-backed securities, and investment securities), which are funded largely by interest-bearing liabilities (primarily deposits, FHLB advances, senior notes, and trust preferred securities). Such financial instruments have varying levels of sensitivity to changes in market interest rates, which creates interest rate risk for the Bank. Accordingly, BankUnited's net interest income, the most significant component of its net income, is subject to substantial volatility due to changes in interest rates or market yield curves, particularly if there are differences, or gaps, in the re-pricing frequencies of its interest-earning assets and the interest-bearing liabilities which fund them. BankUnited monitors such interest rate gaps and seeks to manage its interest rate risk by adjusting the re-pricing frequencies of its interest-earning assets and interest-bearing liabilities. Additionally, BankUnited utilizes, on a limited basis, derivative financial instruments designed to reduce the interest rate risks associated with its interest-earning assets and interest-bearing liabilities.

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

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the annual meeting of stockholders of BankUnited held on January 29, 2001, the stockholders voted on the re-election of three directors to BankUnited's Board of Directors and the approval of two amendments to BankUnited's 1996 Incentive Compensation and Stock Award Plan (the "1996 Plan")

         The stockholders voted to elect the nominees for directors as follows:

                                Votes For      Votes Withheld
                                ---------      --------------
         Lawrence H. Blum       2,320,669         279,328
         Alfred R. Camner       2,317,209         282,788
         Mehdi Ghomeshi         2,321,061         278,936

         The stockholders voted to approve an amendment to the 1996 Plan to increase, by 850,000 shares the number of shares of BankUnited's Class A Common Stock and Class B Common Stock available for the grant of awards under the Plan. Voting on the amendment was as follows:

         Votes For                Votes Against               Votes Abstaining
         ---------                -------------               ----------------
         1,952,693                   552,361                        94,943

         The stockholders voted to approve an amendment to the 1996 Plan to limit the number of shares for which options may be awarded to any one participant during a calendar year to 450,000 shares, plus the unused portion of the previous year's limit. Voting on the amendment was as follows:

         Votes For                 Votes Against              Votes Abstaining
         ---------                 -------------              ----------------
         2,098,741                    405,754                       95,502

ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits.

                           10.1 1996 Incentive Compensation and Stock Award Plan, as Amended on January 29, 2001.

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

                                             BANKUNITED FINANCIAL CORPORATION


                                             By: /s/ Humberto Lopez
                                                --------------------------------
                                                 Humberto Lopez
                                                 Executive Vice President and
                                                 Chief Financial Officer

Date: February 14, 2001

                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
                Form 10-Q for the Quarter Ended December 31, 2000

                                INDEX TO EXHIBITS

                                                                    Sequentially
EXHIBIT NO.    NUMBERED PAGE

   10.1        1996 Incentive Compensation and Stock Award Plan,
               as amended on January 29, 2001 ..........................

   27.1        Financial Data Schedule..................................