Form 10-K/A
period 2000-09-30
BANKUNITED FINANCIAL CORP
filed 2001-04-30
CIK 894490

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.



     The aggregate market value of the Class A Common Stock and Class B Common Stock held by non-affiliates of the Registrant, based upon the average price on April 24, 2001, was $188,243,926.* The Class A Common Stock is the only publicly traded voting security of the Registrant.

     The shares of the Registrant's common stock outstanding as of April 24, 2001 were as follows:

                  Class                                Number of Shares

     Class A Common Stock, $.01 par value                 17,951,158
     Class B Common Stock, $.01 par value                    505,669


                       DOCUMENTS INCORPORATED BY REFERENCE


     The Registrant's Definitive Proxy Statement for its 2001 Annual Meeting of Stockholders was filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K/A pursuant to General Instruction G(3) of the Form 10-K/A. Information from such Definitive Proxy Statement will be incorporated by reference into Part III, Items 10, 11, 12 and 13 hereof.


-----------
* Based on reported beneficial ownership of all directors and executive officers of the Registrant; this determination does not, however, constitute an admission of affiliated status for any of these individual stockholders.

                        BANKUNITED FINANCIAL CORPORATION
                                Form 10-K/A Index

PART I                                                                                    Page
Item 1.
           Business.....................................................................    2
           Market Area and Competition..................................................    3
           Lending Activities...........................................................    4
           Asset Quality................................................................    12
           Investments and Mortgage-Backed Securities...................................    14
           Mortgage Loan Servicing......................................................    16
           Sources of Funds.............................................................    16
           Activities of Subsidiaries...................................................    21
           Employees....................................................................    21
           Regulation...................................................................    22
           Taxation.....................................................................    30
Item 2.    Properties...................................................................    33
Item 3.    Legal Proceedings............................................................    33
Item 4.    Submission of Matters to a Vote of Security Holders..........................    33
Item 4A.   Executive Officers of the Registrant.........................................    34

PART II

Item 5.    Market for Registrant's Common Stock and Related Security Holder
             Matters....................................................................    37
Item 6.    Selected Financial Data......................................................    38
Item 7.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations......................................................    40
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk...................    63
Item 8.    Consolidated Financial Statements and Supplementary Data.....................    71
Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure...................................................    113

PART III

Item 10.   Directors and Executive Officers of the Registrant...........................    113
Item 11.   Executive Compensation.......................................................    113
Item 12.   Security Ownership of Certain Beneficial Owners and Management...............    113
Item 13.   Certain Relationships and Related Transactions...............................    113

PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K..............    114

                           Forward-Looking Statements


     When used in this Form 10-K/A or future filings by BankUnited Financial Corporation ("BankUnited") with the Securities and Exchange Commission, in BankUnited's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the word or phrases "will likely result," "expect," "will continue," "anticipate," "estimate," "project," "believe" and similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. BankUnited wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including general economic factors and conditions, changes in levels of market interest rates, credit risks of lending activities, competitive and regulatory factors, and expansion strategies could affect BankUnited's financial performance and could cause BankUnited's actual results for future periods to differ materially from those anticipated or projected. BankUnited does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.


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


     BankUnited commenced this repositioning process by hiring a new President and executive management team, under whose direction a change in business focus was undertaken to streamline the organization, lower expenses, increase profit margins and improve the use of its deposit base was completed. As a result, BankUnited has eliminated its dependence on purchasing residential mortgage loans in the secondary market; instead the focus is on originating residential loans, and on increasing its emphasis on commercial lending, consumer lending and small business banking. New products and services were implemented to meet customer needs, and the expansion of the branch network continued.


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


     Because of the many factors that can affect recoverability, as discussed more fully in " Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Quality," the estimated loss on individual loans or groups of loans may not be the same as the actual loss incurred, if any. As a self -correcting mechanism, to reduce the differences between estimated and actual losses, BankUnited's current process evaluates the actual losses that occur on all loans to determine whether refinements are necessary to improve procedures for estimating losses. This evaluation includes examining causes for actual losses and determining whether all of the factors resulting in the losses were considered in the estimation process. If not, the evaluation process is refined to consider those factors. Applied appropriately, this mechanism reduces, but will not eliminate, differences that occur between estimated and actual loan losses due to events and circumstances beyond the control of BankUnited.


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


New Management and Change in Business Focus

          General

     In December of 1998, after a period of rapid asset growth, the Board of Directors decided to change BankUnited's business focus from acquiring mortgage loans on the secondary market and to move towards an asset generating strategy. This decision included identifying and hiring a new President and Chief Operating Officer with extensive experience in commercial lending, credit, and retail banking within BankUnited's market area. The new President identified and hired a new management team with similar experience to facilitate this change in business focus, and embarked on a thorough review of all aspects of the business model as well as the qualifications and effectiveness of personnel. As a consequence of this review, BankUnited decided to cease purchasing under-performing products, specifically, One-Year CMT mortgage loans and tax certificates. BankUnited also decided to no longer offer indirect consumer automobile loans. Additionally, BankUnited notified certain employees that they were to be terminated. See "Second Quarter 1999 Charges" for a further description.

     During the last two quarters of fiscal 1999 and throughout fiscal 2000, BankUnited significantly increased loan production, developed enhanced deposit products and recorded strong earnings. Fiscal 2000 showed positive results from the change in focus as assets have increased by $473.6 million or 11.6%. Loans in sectors not previously emphasized by BankUnited have increased by over $105 million including commercial real estate, which increased by $14.5 million, construction loans, which increased by $23.3 million, and commercial and consumer, which increased by $67.5 million. In addition, the composition of the residential loan portfolio has shifted as a result of increased loan originations and a decrease in purchased loans. For the year ended September 30, 2000, BankUnited posted net income of $15.8 million before preferred stock dividends, versus a net loss of $3.6 million in fiscal 1999 before preferred stock dividends.

          Second Quarter 1999 Charges

     Due to a sharp decline in interest rates in late fiscal 1998 and early fiscal 1999, which precipitated an industry-wide surge in mortgage refinancings, purchased One-Year CMT loans experienced abnormally high pre-payment rates causing the market value of these loans to decline significantly. Management decided to cease purchasing this product, reclassified $273.0 million of these loans to held for sale and recorded a lower of cost or market adjustment of $13.0 million in accordance with Generally Accepted Accounting Principles
(GAAP). Each quarter, management analyzes these loans to see if an adjustment is necessary to mark the carrying value to the lower of cost or market. Since March 31, 1999, BankUnited has not purchased additional One-Year CMT loans.

     For similar reasons, after reviewing a mortgage-backed security whose underlying collateral is also purchased loans indexed to the One-Year CMT, management determined that, due to the abnormally high rate of pre-payments and a sharply reduced estimated life, an accelerated amortization of premiums was required. This other than temporary impairment resulted in a charge in the second quarter of $1.8 million recorded in accordance with SFAS 115.

     In addition, a loan loss provision of $6.3 million was recorded, $2.8 million of which was attributable to an increase in the volume of loans in the non-performing category. Refinements were made in the techniques used by management to estimate loan losses in the non-performing residential portfolio, which resulted in $0.9 million of additional reserve. The remaining balance of $2.6 million is derived from further deterioration of non-performing loans and management's evaluation of the remaining portfolio. See discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Quality."

     In connection with the evaluation performed by management to assess the performance of products in the second quarter of fiscal 1999, a thorough review of all tax certificates was performed. This evaluation involved looking at the nature of the portfolio and assessing the quality of the certificates, and resulted in an additional provision of $1.1 million and a decision by management to stop purchasing tax certificates. The factors influencing management's decision and the additional provision included:

     o Third party independent appraisals, including site visits and photographs of the underlying properties;

     o    Past payment performance;

     o    The economic environment, including interest rates;

     o The composition of the portfolio changing from fewer large balance certificates with valuable underlying property to several small balance certificates with less desirable underlying properties;

     o Legislation which became effective in January 1999 restricting owners of tax certificates from sending letters to delinquent taxpayers and thereby impairing efforts to collect; and

     o Reduced collection efforts because of the termination of employees who had worked in this product area and lack of management attention to a discontinued product area.

     In the second quarter of fiscal 1999, management also identified obsolete equipment that was not compliant with Year 2000 requirements and, in connection with taking the equipment out of service, charged off $0.6 million in hardware, $0.2 million in software and $0.1 million in telephones and other equipment that had to be replaced. The Year 2000 charge also included $0.1 million of third party consulting fees.

     Other expenses charged in the second quarter of fiscal 1999 include $260,000 in non-collectible escrow balances, $200,000 in accrued bonus, $138,000 in reversal of accrued receivable on late charges, $113,000 in ATM losses, and $286,000 of other items, each of which do not exceed $75,000.

     The severance expense associated with employees notified of their termination was $0.3 million.


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


     In December 1998, the Executive Committee was authorized by the Board of Directors to purchase up to 1,000,000 shares of BankUnited's Class A Common Stock, in such circumstances, as the Committee deems advantageous, with the intent to increase shareholder value. Various criteria are considered by the Executive Committee, such as the market price in relation to book value, market liquidity and whether the purchase would be the best use of BankUnited's resources.


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

     The following table sets forth information concerning BankUnited's non-performing assets for the periods indicated:


                                                                               September 30,
                                                           -------------------------------------------------------
                                                             2000        1999       1998         1997       1996
                                                           -------     -------     -------     -------     -------
                                                                            (dollars in thousands)
Non-accrual loans (1) .................................    $19,751     $21,428     $15,999     $10,866     $ 4,939
Restructured loans (2) ................................      1,283         962       1,137       1,888       1,457
Loans past due 90 days and still accruing .............        261         693       2,313          --          --
                                                           -------     -------     -------     -------     -------
Total non-performing loans (3) ........................     21,295      23,083      19,449      12,754       6,396
non-accrual tax certificates ..........................      1,671       1,703       1,225         958         800
Real estate owned .....................................      2,286       3,548       1,974         611         632
                                                           -------     -------     -------     -------     -------
Total non-performing assets ...........................    $25,252     $28,334     $22,648     $14,323     $ 7,828
                                                           =======     =======     =======     =======     =======


Allowance for losses on tax certificates ..............    $   986     $ 1,168     $   469     $   697     $   614
Allowance for loan losses .............................     13,032      12,107       6,128       3,693       2,158
                                                           -------     -------     -------     -------     -------
Total allowance .......................................    $14,018     $13,275     $ 6,597     $ 4,390     $ 2,772
                                                           =======     =======     =======     =======     =======
Non-performing assets as a percentage of
    total assets ......................................       0.55%       0.69%       0.61%       0.67%       0.95%
Non-performing loans as a percentage of
    total loans (4) ...................................       0.58%       0.70%       0.64%       0.72%       0.99%
Allowance for loan losses as a percentage of
    total loans (4) ...................................       0.35%       0.36%       0.20%       0.21%       0.34%
Allowance for loan losses as a percentage of
    non-performing loans ..............................      61.20%      52.45%      31.51%      28.96%      33.74%
Net charge-offs as a percentage of average
   total loans ........................................       0.11%       0.06%       0.02%       0.04%      (0.12)%

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


General Discussion

     BankUnited's allowance for loan losses is established and maintained at levels management deems adequate to cover estimated losses on loans based upon a periodic evaluation based on current information of the risks inherent in its loan portfolio. When evaluating loan loss allowances, management reviews performing and non-performing loans separately. There are several elements that management evaluates to estimate the loan loss allowance for BankUnited's loan portfolio. BankUnited applies procedural discipline in determining the amounts of each element of the allowance for loan losses. The elements evaluated, and how they are applied to each portion of the portfolio, are as follows:

          o Estimated unidentified losses on various pools of non-performing loans and groups of non-performing loans. This element is evaluated for each of the portfolios of one-to-four family residential loans, multi-family residential loans and consumer loans due to their homogeneous nature and the fact that no single loan is individually significant in terms of its size and potential risk of loss. Therefore, management evaluates these loans as separate groups of loans. Economic factors, historical loan losses, current trends in delinquencies and charge-offs, peer group analysis, and other relevant factors are considered in order to determine the adequacy of the allowance for loan losses.

          o Losses based upon specific evaluations of known losses on individual loans. Non-performing commercial mortgage, construction, business, and land loans are reviewed individually to determine the appropriate allowance for loan loss based upon the same factors as those described above as well as plans for problem loan administration and resolution. Where possible, the estimated value of the property underlying commercial mortgage loans is arrived at through an appraisal. In instances where BankUnited has not taken possession of the property or does not otherwise have access to the premises and therefore cannot obtain an appraisal, a real estate broker's opinion as to the value of the property is obtained. Construction loans, business loans, and land loans are evaluated individually based on a thorough examination of the current financial information of the borrower and an estimate of the value of the collateral, if any. If the carrying value of any of these loans is greater than the estimated net realizable value of the property or of the collateral securing these loans, a reserve is established for the difference. Management evaluates different factors in establishing the necessary allowance amount including appraisals, site reviews and financial information and statements.

          o General valuation allowances are also established on residential, commercial, construction, land and consumer loans for the performing portfolio and represent loss allowances that have been established to recognize the unspecified losses inherent in the loan portfolio. In determining the adequacy of the unallocated reserves, management considers changes in the size and composition of the loan portfolio, the type of collateral, historical loan loss experience, current and anticipated economic conditions, industry and geographic concentrations, BankUnited's credit administration and asset management philosophies and procedures and the sizes of similar reserves at comparable financial institutions.

          o BankUnited's entire loan portfolio is also evaluated in light of facts and circumstances such as economic trends and other conditions in specific geographical areas.

     Second Quarter 1999 Evaluation

          In connection with the change in business focus (see "New Management and Change in Business Focus"), management performed a rigorous review of the loan portfolio in the second quarter of fiscal 1999, using its extensive workout experience, peer group data, industry data, economic information and regulatory guidance. As part of this review, management refined the techniques used to evaluate non-performing residential mortgage loans. This review differed from prior reviews in that BankUnited's new management reviewed every single performing loan, in the commercial and commercial mortgage loan portfolio. In prior quarters performing loans had been reviewed on a cycle basis.

          During the second fiscal quarter of 1999, the economy continued to experience the effects of a prolonged flat interest rate yield curve, which has led in the past to times of economic uncertainty. Additionally, these uncertainties, in combination with the south Florida economy's dependence on international trade and tourism, created a slowdown in various commercial sectors and a growing possibility of overbuilding in the commercial real estate sector, causing local institutions to tighten their lending standards. These factors influenced management's decision in the evaluation of the adequacy of the reserve for loan losses.

          In addition, BankUnited observed that reserves on performing loans, as a percentage of the outstanding loan balances, were significantly below comparable percentages for the industry as a whole and, as noted by BankUnited's regulators, also well below peer institutions.

          As a result of this review, BankUnited recorded a provision for loan loss allowance of $6.3 million, $2.8 million of which was attributed to an increase in the volume of loans in the non-performing category and $0.9 million of which resulted from a refinement in the technique used by management to estimate loan losses in the non-performing residential portfolio. The remaining balance of $2.6 million is derived from further deterioration of non-performing loans and management's evaluation of the remaining portfolio.

The improvements made in the second quarter of 1999, and the impact of those improvements on the allowance for loan loss in each category of the loan portfolio is as follows:

         o BankUnited considered factors noted above as well as historical loan losses, and using new management's extensive lending experience in the geographical market in which the Company operates, decided to increase the allowance percentage applied to the performing residential loan balances from 0.07% to 0.09%. Applying the same considerations, BankUnited also increased the allowance percentage used for the performing commercial and commercial mortgage loan portfolio from 0.50% to 1.00%. The provisions in the second quarter of 1999 resulting from these percentage increases were $0.4 million and $0.5 million, respectively.

         o Prior to the second quarter of 1999, management reviewed the non-performing residential one- to- four family mortgage portfolio by evaluating each loan individually. An allowance for loan loss would be established for a loan to the extent that the carrying value exceeded 90% of the appraised value less selling cost. During the second quarter of fiscal 1999, management concluded that, due to the increase in volume of residential non-performing loans, the homogeneous nature of these loans, and the lack of significance of any single loan in terms of size and potential risk, it would be more appropriate to determine the allowance on the non-performing portfolio as a whole, rather than on individual loans. Cumulative historical losses by geographic distribution were computed as a percentage of the delinquent principal amount for each geographical region. This percentage was then applied to current delinquent loans, by geographic distribution, to estimate the required reserves. As such, in the second quarter of fiscal 1999, the provision for loan loss was $1.7 million, $0.8 million of which was attributable to an increase in the volume of loans in the non-performing category and $0.9 million of which was due to this refinement in the evaluation process.

         o Management reviewed the indirect consumer automobile loans and, based on their estimate of probable loan losses, and its decision to stop offering this type of product, determined to increase the provision for this portfolio by $0.3 million.

         o In the second quarter of fiscal 1999, management examined each of the individual non-performing commercial mortgage, construction, business, land and direct consumer loans taking into consideration current global economic conditions, and their effect on the South Florida economy, industry and geographic concentrations, and the experience of the new management team. As a result of this examination, BankUnited recorded a provision of $3.4 million for these non-performing loans. Of the $3.4 million, $2.0 million was attributable to an increase in the volume of loans in the non-performing category. The provision by category is as follows:

                                                     Deterioration       Evaluation of
                                                      of Specific        Other Factors
                                 Volume Related    Non-Accrual Loans     Described Above       Total
                                 --------------    -----------------     ---------------       -----
                                                          (dollars in millions)
                                                          ---------------------
         Commercial mortgage          $0.9               $0.5                 $0.3             $1.7
         Business                      0.5                0.2                  0.2              0.9
         Land                          0.5                0.0                  0.0              0.5
         Consumer direct               0.1                0.0                  0.2              0.3
                                      ----               ----                 ----             ----
                                      $2.0               $0.7                 $0.7             $3.4
                                      ====               ====                 ====             ====


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


     In December 1998, the Board of Directors of BankUnited authorized the purchase from time to time in the open market, or otherwise, of up to 1,000,000 shares of BankUnited's Class A Common Stock at such prices as the Executive Committee shall deem advantageous. This is in addition to the authority granted to purchase shares for compensation and benefit programs. Through September 30, 2000, BankUnited purchased a total of 333,000 shares of its Class A Common Stock on the open market at a cost of $2.8 million. As of the date of filing of this Annual Report on Form 10-K/A, no additional purchases have been made.

Comparison of Operating Results for the Fiscal Years Ended September 30, 2000 and 1999


     Net Income after Preferred Stock Dividends. Net income after preferred stock dividends increased to $15 million for the year ended September 30, 2000, compared to a loss of $4.4 million for the year ended September 30, 1999. The loss in fiscal 1999 was attributed to the charges related to the change in business focus. See "New Management and Change in Business Focus" above. The increase in net income after preferred stock dividends for the year ended September 30, 2000 consisted of an increase in interest and fees on loans of $61 million, a reduction in provision for loan losses of $3.3 million, offset by an increase in interest expense of $31.6 million and an increase in tax expense of $12.2 million.


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

Comparison of Operating Results for the Fiscal Years Ended September 30, 1999 and 1998


     Net Income after Preferred Stock Dividends. Net income after preferred stock dividends decreased to a loss of $4.4 million for the year ended September 30, 1999, compared to net income after preferred stock dividends of $6.5 million for the year ended September 30, 1998. The primary reasons for the decline in net income after preferred stock dividends for the year ended September 30, 1999 were (i) the accelerated amortization of purchase premiums on the One-Year CMT loan portfolio and a related security recorded in the first quarter of fiscal 1999 due to the high level of prepayments; (ii) the write-off of purchase premiums on the One-Year CMT loan portfolio, and the continuing acceleration of amortization of purchase premiums on a related security in the second quarter of fiscal 1999; (iii) the provision for loan losses in the second quarter resulting from the re-evaluation of the loan portfolio; (iv) the provision for tax certificate losses in the second quarter resulting from the increase in nonperforming tax certificates and the decision to discontinue investing in this asset; and (v) other miscellaneous charges in the second quarter including costs associated with becoming Year 2000 compliant. See "New Management and Change in Business Focus" above. A more detailed discussion of each major category of income and expenses follows.


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


     BankUnited recognizes that there are numerous assumptions and estimates associated with the simulations described above which may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the simulation model assumes that the composition of BankUnited's interest sensitive assets and liabilities existing at the beginning of a period remains relatively constant over the period being measured and also assumes that the change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. In addition, prepayment estimates and other assumptions within the model are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision. For example, the unanticipated prolonged flatness of the yield curve as well as the volatility in interest rates experienced over the first six months of fiscal 1999 resulted in accelerated prepayments of loans and a significant reduction in interest income. This led BankUnited, as part of its restructuring strategy, to discontinue purchasing in the secondary market One-Year CMT loans to reduce its exposure to such interest rate risks in future periods. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - New Management and Changes in Business Focus."


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

Financial Statements and Supplementary Data

BankUnited Financial Corporation
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           Page

Report of Independent Certified Public Accountants.......................   72

Consolidated Statements of Financial Condition as of September 30, 2000
   and September 30, 1999 ...............................................   73

Consolidated Statements of Operations for the Years Ended
   September 30, 2000, 1999 and 1998. ...................................   74

Consolidated Statements of Stockholders' Equity for the Years Ended
   September 30, 2000, 1999 and 1998. ...................................   75

Consolidated Statements of Cash Flows for the Years Ended
   September 30, 2000, 1999 and 1998 ....................................   78

Notes to Consolidated Financial Statements. .............................   80

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

BankUnited Financial Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           For the Years Ended September 30,
                                                                                      ------------------------------------------
                                                                                      2000             1999                 1998
                                                                                      ----             ----                 ----
                                                                                               (dollars in thousands)
Cash flows from operating activities:
Net income (loss)................................................................$     15,764     $    (3,594)          $    7,357
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Provision for loan losses.........................................................      4,645           7,939                1,700
Provision (credit) for losses on tax certificates.................................        -             1,147                 (166)
Depreciation and amortization.....................................................      3,026           3,243                1,633
Amortization of fees, discounts and premiums, net.................................      3,649          24,358               11,449
Amortization of mortgage servicing rights.........................................      1,593           1,471                2,236
Amortization of goodwill..........................................................      1,565           1,555                1,070
Amortization of unrealized losses on transferred
mortgage-backed securities........................................................        209              50                  -
Amortization of issuance cost of Senior Notes.....................................        629             508                  -
       Net (gain) loss on sale of loans, mortgage-backed securities
     and other assets.............................................................        (71)              4               (4,435)
       Net gain on sale of real estate owned......................................       (647)           (154)                 (39)
Extraordinary gain on repurchase of trust preferred securities....................     (1,522)            -                    -
Loans originated for sale.........................................................     (9,287)       (140,399)            (312,749)
Proceeds from sale of loans.......................................................     10,210          23,559              177,504
(Increase) decrease  in accrued interest receivable...............................     (1,880)          8,096              (15,506)
Increase in interest payable on deposits and FHLB advances........................      1,836           2,380                3,523
Increase (decrease) in accrued taxes..............................................      3,480          (1,224)              (9,418)
(Decrease) increase in other liabilities..........................................     (5,440)          3,359               20,228
Decrease (increase) in prepaid expenses and other assets..........................     (4,300)         16,442              (17,475)
Purchase of mortgage servicing rights.............................................        -               -                   (678)
Other, net........................................................................      1,094           2,121               (2,517)
                                                                                 ------------     -----------           ----------

Net cash provided by (used in) operating activities...............................     24,553         (49,139)            (136,283)
                                                                                 ------------     -----------           ----------

Cash flows from investing activities:
Net increase in loans.............................................................   (385,007)       (180,260)          (1,392,617)
Purchase of investment securities held to maturity................................        -               -                    (50)
Purchase of investment securities available for sale..............................     (1,000)         (3,915)             (15,313)
Purchase of mortgage-backed securities held to maturity...........................    (49,824)        (19,581)                 -
Purchase of mortgage-backed securities available for sale.........................     (8,883)       (166,205)            (118,336)
Purchase of other earning assets..................................................    (50,399)        (49,649)             (46,325)
Proceeds from repayments of investment securities held to maturity................        -             9,500                4,754
Proceeds from repayments of investment securities available for sale..............      2,250           5,800               17,569
Proceeds from repayments of mortgage-backed securities held to maturity...........     30,510         115,990              223,765
Proceeds from repayments of mortgage-backed securities available for sale.........     31,999          57,663               40,399
Proceeds from repayments of other earning assets..................................     42,650          46,035               29,423
Proceeds from sale of mortgage-backed securities available for sale...............        -               -                 15,572
Proceeds from sale of real estate owned...........................................      8,398           4,542                1,225
Purchase of office properties and equipment.......................................     (3,418)         (4,689)              (8,140)
Sale of office properties and equipment...........................................        -               -                     23
Capitalized cost for loan securities..............................................        -               -                   (581)
Net decrease in tax certificates..................................................      9,116          24,045                9,276
Cash equivalents of acquisitions..................................................        -               -                 26,268
                                                                                 ------------     -----------           ----------

Net cash used in investing activities.............................................   (373,608)       (160,724)          (1,213,088)
                                                                                 ------------     -----------           ----------
                                                                                                      (continued on next page)

BankUnited Financial Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS   (Continued)

                                                                                      For the Years Ended September 30,
                                                                                 ------------------------------------------
                                                                                 2000             1999                 1998
                                                                                 ----             ----                 ----
                                                                                          (dollars in thousands)
Cash flows from financing activities:
Net increase in deposits.....................................................    329,740         154,974              774,720
Net increase in Federal Home Loan Bank advances..............................    154,979          74,981              341,982
Net (decrease) increase in other borrowings..................................    (22,496)        110,553               74,199
Increase in Capitalized costs for senior notes...............................       (300)         (2,261)                 -
Repurchase of trust preferred securities.....................................     (4,368)            -                    -
Net proceeds from issuance of trust preferred securities.....................        -               -                 98,913
Net proceeds from issuance of stock..........................................        125           2,011               60,523
Purchase of BankUnited's Class A Common and
Preferrred Stock.............................................................     (1,117)         (1,684)                 -
Dividends paid on BankUnited's preferred stock...............................       (757)           (658)                (837)
Increase in advances from borrowers for taxes and insurance..................      6,035           6,971                1,398
                                                                            ------------     -----------           ----------

Net cash provided by financing activities                                        461,841         344,887            1,350,898
                                                                            ------------     -----------           ----------

Increase in cash and cash equivalents........................................    112,786         135,024                1,527

Cash and cash equivalents at beginning of year...............................    226,535          91,511               89,984
                                                                            ------------     -----------           ----------

Cash and cash equivalents at end of year....................................$    339,321     $   226,535           $   91,511
                                                                            ============     ===========           ==========


Supplemental disclosure of non-cash investing and financing activities:
Interest paid on deposits and borrowings....................................$    217,310     $   185,136           $  163,561
Income taxes paid...........................................................$      8,615     $       -             $    3,884
Transfers from loans to real estate owned...................................$      7,517     $     7,519           $    2,226
Securitization of loans receivable..........................................$        -       $       -             $  355,469
Transfer of loans from a mortgage-backed security...........................$        -       $    14,600           $      -
Transfer of loans from held for sale to portfolio...........................$        -       $    73,825           $      -
Transfer of loans from portfolio to held for sale...........................$        -       $   288,319           $      -
Transfer of mortgage-backed securities from available for sale to
held to maturity............................................................$        -       $   156,370           $      -
Issuance of Class A Common Stock upon conversion of
preferred stock.............................................................$        -       $       -             $      460
Issuance of Class A Common Stock in connection with bank
acquisitions................................................................$        -       $       -             $   30,436


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

(k) Impairment of Long-lived Assets


     Management obtains from an independent third party, on an annual basis, a market valuation of the mortgage servicing rights. Management reviews the assumptions in calculating the market value, which is then compared to BankUnited's carrying value. If necessary, mortgage servicing rights are adjusted to the lower of cost or market.


(l) Goodwill


     BankUnited reviews the carrying value of goodwill if and when economic events occur which may affect its remaining life, by estimating discounted and undiscounted cash flows as a means of determining and recognizing impairments. To date, no known economic events have occurred which were detrimental to the carrying value of goodwill.


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
                                                                              =======       =======       =======

BankUnited Financial Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2000

(20) BankUnited Financial Corporation (Continued)

                       Condensed Statements of Cash Flows
                       ----------------------------------

                                                                                    For the Year Ended September 30,
                                                                                  -----------------------------------
                                                                                     2000         1999         1998
                                                                                  ---------    ---------    ---------
                                                                                        (dollars in thousands)
Cash flows from operating activities:
  Net income (loss) ...........................................................   $  15,764    $   (3594)   $   7,357
  Less: Undistributed income of the subsidiaries ..............................     (26,857)       (9036)     (16,227)
  Extraordinary gain on repurchase
    of trust preferred securities .............................................      (1,522)           0         --
  Other .......................................................................       2,935       (10229)      (2,508)
                                                                                  ---------    ---------    ---------
    Net cash used in operating activities .....................................      (9,680)     (22,859)     (11,378)
                                                                                  ---------    ---------    ---------

Cash flows from investing activities:
  Equity contributions to the Bank ............................................        --           --       (110,000)
  Equity contributions to subsidiaries ........................................        --           --         (4,100)
  Purchase of investment securities held to maturity ..........................        --         (3,915)     (15,363)
  Purchase of mortgage-backed securities available for sale ...................        --           --        (30,734)
  Proceeds from repayments of mortgage-backed securities available for sale ...       2,771        7,770       18,821
  Proceeds from sales of mortgage-backed securities available for sale ........       9,091         --           --
    Net increase in tax certificates ..........................................         (87)          (8)      (1,654)
                                                                                  ---------    ---------    ---------
      Net cash provided by (used in) investing activities .....................      11,775        3,847     (143,030)
                                                                                  ---------    ---------    ---------

Cash flows from financing activities:
  Net proceeds from issuance of Junior subordinated
    deferrable interest debentures ............................................        --           --        103,013
  Repurchase of trust preferred securities ....................................      (4,368)        --           --
  Dividend from Bank ..........................................................       7,300       12,137         --
  Net proceeds from issuance of common stock ..................................         125        2,010       60,502
  Net proceeds from issuance of preferred stock ...............................        --           --            488
  Purchase of treasury shares .................................................      (1,117)      (1,684)        --
  Dividends paid on preferred stock ...........................................        (757)        (658)        (837)
  Preferred Stock, Series 9% tender offer .....................................        --           --            (43)
  Preferred Stock redemption ..................................................        --           --           (424)
                                                                                  ---------    ---------    ---------
    Net cash provided by financing activities .................................       1,183       11,805      162,699
                                                                                  ---------    ---------    ---------

Increase (decrease) in cash and cash equivalents ..............................       3,278       (7,207)       8,291
Cash and cash equivalents at beginning of year ................................       4,529       11,736        3,445
                                                                                  ---------    ---------    ---------
Cash and cash equivalents at end of year ......................................   $   7,807    $   4,529    $  11,736
                                                                                  =========    =========    =========

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


          11.1 Statement regarding calculation of earnings per common share (set forth in Footnote (2) to the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this report on Form 10-K/A for the year ended September 30, 2000).


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

*** Contracts with Management.

(b) Reports on Form 8-K.

     During the quarter ended September 30, 2000, no Current Reports on Form 8-K were filed by BankUnited.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on April 27, 2001.

                                       BANKUNITED FINANCIAL CORPORATION



                                            By: /s/ ALFRED R. CAMNER
                                            -------------------------------
                                               Alfred R. Camner
                                               Chairman of the Board and
                                               Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on April 27, 2001 on behalf of the Registrant by the following persons and in the capacities indicated.



/s/ ALFRED R. CAMNER                     Chairman of the Board, Chief Executive
-----------------------------------------Officer, and Director
ALFRED R. CAMNER                         (Principal Executive Officer)



* President and Chief Operating Officer -----------------------------------------and Director
MEHDI GHOMESHI



*                                        Vice Chairman of the Board and Director
-----------------------------------------
LAWRENCE H. BLUM



*                                        Director and Corporate Secretary
-----------------------------------------
MARC LIPSITZ



*                                        Director
-----------------------------------------
MARC D. JACOBSON

*                                        Director
-----------------------------------------
ALLEN M. BERNKRANT



*                                        Director
-----------------------------------------
ANNE W. SOLLOWAY



*                                        Director
-----------------------------------------
NEIL MESSINGER



/s/ HUMBERTO LOPEZ                       Executive Vice President and
-----------------------------------------Chief Financial Officer
HUMBERTO LOPEZ



*By: /s/ ALFRED R. CAMNER
     ------------------------------------
         as Attorney-in-Fact

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