Form 10-Q
period 2001-03-31
BANKUNITED FINANCIAL CORP
filed 2001-05-03
CIK 894490

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock at the close of business on April 27, 2001 was 18,284,158 shares of Class A Common Stock, $.01 par value, and 505,669 shares of Class B Common Stock, $.01 par value.

This Form 10-Q contains 36 pages.
The Index to Exhibits appears on page 34.

                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

              Form 10-Q Report for the Quarter Ended March 31, 2001

                                      INDEX

                                                                        Page No.

PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

             Consolidated Statements of Financial Condition as of
             March 31, 2001 (unaudited) and September 30, 2000                 3

             Consolidated Statements of Operations (unaudited)
             for the Three Months and Six Months Ended March 31, 2001
             and March 31, 2000                                                4

             Consolidated Statements of Stockholders' Equity
             (unaudited) for the Six Months Ended March 31, 2001
             and March 31, 2000                                                5

             Consolidated Statements of Cash Flows (unaudited)
             for the Six Months Ended March 31, 2001
             and March 31, 2000                                              6-7

             Condensed Notes to Consolidated Financial
             Statements (unaudited)                                         8-11

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations                 12-30

     Item 3. Quantitative and Qualitative Disclosures about Market Risk       31

PART II - OTHER INFORMATION

     Item 5. Other information                                                32

     Item 6. Exhibits and Reports on Form 8-K                                 32

Bankunited Financial Corporation and Subsidiaries
Consolidated Statements of Financial Condition

                                                                                                     March 31,         September 30,
                                                                                                       2001                2000
                                                                                                    -----------         -----------
                                                                                                        (dollars in thousands,
                                                                                                         except per share data)
Assets:
     Cash                                                                                           $    30,917         $    28,681
     Federal Home Loan Bank overnight deposits                                                          326,159             247,640
     Securities purchased under agreements to resell                                                      9,682              63,000
        Tax certificates (net of reserves of $1,007 and $986, respectively)                               2,739               5,699
     Investments held to maturity (fair value of $63,239 and $4,985, respectively)                       63,352               5,062
     Investments available for sale, at fair value                                                       23,187              17,403
     Mortgage-backed securities, held to maturity (fair value of $256,415
        and $220,484, respectively)                                                                     248,693             222,592
     Mortgage-backed securities available for sale, at fair value                                       313,228             119,763
     Loans receivable, net                                                                            3,309,455           3,358,137
     Mortgage loans held for sale (fair value of $289,052 and $313,840, respectively)                   285,637             312,632
     Other interest-earning assets                                                                       71,025              62,676
     Office properties and equipment, net                                                                16,023              16,158
     Real estate owned                                                                                    1,690               2,286
     Accrued interest receivable                                                                         28,302              26,648
     Mortgage servicing rights                                                                            5,749               6,227
     Goodwill                                                                                            29,134              29,911
     Prepaid expenses and other assets                                                                   26,376              27,554
                                                                                                    -----------         -----------
        Total assets                                                                                $ 4,791,348         $ 4,552,069
                                                                                                    ===========         ===========
Liabilities and Stockholders' Equity
Liabilities:
     Deposits                                                                                       $ 2,634,086         $ 2,609,538
     Securities sold under agreements to repurchase                                                      67,043               9,205
     Advances from Federal Home Loan Bank                                                             1,417,584           1,251,426
     Senior notes                                                                                       200,000             200,000
     Company obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely junior subordinated deferrable interest
        debentures of BankUnited                                                                        205,592             212,393
     Interest payable (primarily on deposits and advances
        from Federal Home Loan Bank)                                                                     13,097              12,041
     Advance payments by borrowers for taxes and insurance                                               13,690              25,651
     Accrued expenses and other liabilities                                                              26,607              29,228
                                                                                                    -----------         -----------
        Total liabilities                                                                             4,577,699           4,349,482
                                                                                                    -----------         -----------
Stockholders' Equity:
     Preferred stock, Series B and Series 9%, $0.01 par value
        Authorized shares-10,000,000; issued shares- 992,938; outstanding shares- 991,938                    10                  10
     Class A Common Stock, $0.01 par value. Authorized shares-30,000,000; issued shares -
        18,282,325 and 18,093,575; outstanding shares-17,949,325 and 17,760,575, respectively               183                 180
     Class B Common Stock, $0.01 par value. Authorized shares-3,000,000;
        issued and outstanding shares- 505,669 and 446,262, respectively                                      5                   5
     Additional paid-in capital                                                                         182,067             181,692
     Retained earnings                                                                                   37,055              29,055
     Treasury stock, 333,000 shares of class A Common Stock and 1,000 shares of Preferred
        Series 9%                                                                                        (2,801)             (2,801)
     Accumulated other comprehensive loss                                                                (2,870)             (5,554)
                                                                                                    -----------         -----------
        Total stockholders' equity                                                                      213,649             202,587
                                                                                                    -----------         -----------
        Total liabilities and stockholders' equity                                                  $ 4,791,348         $ 4,552,069
                                                                                                    ===========         ===========

See condensed notes to consolidated financial statements

BankUnited Financial Corporation and Subsidiaries
Consolidated Statements of Operations

                                                                      For the Three Months                 For the Six Months
                                                                        Ended March 31,                      Ended March 31,
                                                                  ---------------------------         ---------------------------
                                                                     2001              2000              2001              2000
                                                                  ---------         ---------         ---------         ---------
                                                                    (dollars in thousands,               (dollars in thousands,
                                                                   except earnings per share)          except earnings per share)
Interest income:
     Interest and fees on loans                                   $  69,324         $  63,601         $ 139,904         $ 124,276
     Interest on mortgage-backed securities                           8,383             6,155            15,136            12,240
     Interest on short-term investments                                 388               287             1,123               852
     Interest and dividends on long-term investments and
       other interest-earning assets                                  2,742             1,594             5,210             3,221
                                                                  ---------         ---------         ---------         ---------
         Total interest income                                       80,837            71,637           161,373           140,589
                                                                  ---------         ---------         ---------         ---------
Interest expense:
     Interest on deposits                                            37,624            29,620            75,526            57,839
     Interest on borrowings                                          20,084            17,159            39,722            33,421
     Preferred dividends of Trust Subsidiary                          4,984             5,220            10,042            10,502
                                                                  ---------         ---------         ---------         ---------
         Total interest expense                                      62,692            51,999           125,290           101,762
                                                                  ---------         ---------         ---------         ---------
     Net interest income before provision for loan losses            18,145            19,638            36,083            38,827
Provision for loan losses                                             1,600             1,000             2,800             2,200
                                                                  ---------         ---------         ---------         ---------
     Net interest income after provision for loan losses             16,545            18,638            33,283            36,627
                                                                  ---------         ---------         ---------         ---------
Non-interest income:
     Service fees, net                                                1,539               994             3,144             1,937
     Net gain on sale of loans, mortgage-backed securities
        and other assets                                                692              --                 735              --
     Other                                                              704               576             1,120               940
                                                                  ---------         ---------         ---------         ---------
         Total non-interest income                                    2,935             1,570             4,999             2,877
                                                                  ---------         ---------         ---------         ---------
Non-interest expense:
     Employee compensation and benefits                               5,181             5,222            10,350            10,094
     Occupancy and equipment                                          2,215             1,998             4,350             4,145
     Insurance                                                          262               264               510               674
     Professional fees-legal and accounting                             662               911             1,568             1,798
     Telecommunications and data processing                             849               781             1,569             1,424
     Loan servicing expense                                           1,234             1,454             2,518             2,947
     Real estate owned operations                                       (84)              (82)             (166)             (191)
     Advertising and promotion expense                                  597             1,256             1,311             1,970
     Amortization of goodwill                                           389               389               777               777
     Other operating expenses                                         1,474             1,560             2,924             3,103
                                                                  ---------         ---------         ---------         ---------
         Total non-interest expenses                                 12,779            13,753            25,711            26,741
                                                                  ---------         ---------         ---------         ---------
     Income before income taxes, extraordinary item
      and preferred stock dividends                                   6,701             6,455            12,571            12,763
Income taxes                                                          2,529             2,635             4,937             5,214
                                                                  ---------         ---------         ---------         ---------
     Income before extraordinary item and preferred
       stock dividends                                                4,172             3,820             7,634             7,549
Extraordinary item (net of tax)                                         211               261               761               692
                                                                  ---------         ---------         ---------         ---------
     Net income before preferred stock dividends                      4,383             4,081             8,395             8,241
Preferred stock dividends                                               198               198               395               395
                                                                  ---------         ---------         ---------         ---------
     Net income                                                   $   4,185         $   3,883         $   8,000         $   7,846
                                                                  =========         =========         =========         =========
Earnings Per Share:
     Basic
         Net income before extraordinary item                     $    0.22         $    0.20         $    0.39         $    0.39
         Extraordinary item (net of tax)                               0.01              0.01              0.05              0.04
                                                                  ---------         ---------         ---------         ---------
             Net income                                           $    0.23         $    0.21         $    0.44         $    0.43
                                                                  =========         =========         =========         =========
     Diluted
         Net income before extraordinary item                     $    0.21         $    0.20         $    0.38         $    0.38
         Extraordinary item (net of tax)                               0.01              0.01              0.04              0.04
                                                                  ---------         ---------         ---------         ---------
             Net income                                           $    0.22         $    0.21         $    0.42         $    0.42
                                                                  =========         =========         =========         =========
Weighted average number of common shares outstanding
  during the period:
     Basic                                                           18,421            18,189            18,345            18,247
                                                                  =========         =========         =========         =========
     Diluted                                                         19,475            18,726            19,139            18,851
                                                                  =========         =========         =========         =========

See condensed notes to consolidated financial statements

BankUnited Financial Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity


                                                                   For the Six Months Ended March 31, 2001 and 2000
                                                   -------------------------------------------------------------------------------
                                                                                                          Accumulated
                                                                                                             Other
                                                                        Additional                       Comprehensive     Total
                                                   Preferred    Common    Paid-in   Retained    Treasury      Loss     Stockholders'
                                                     Stock      Stock     Capital   Earnings      Stock   Net of Taxes    Equity
                                                   ---------  ---------  ---------  ---------   ---------   ---------    ---------
                                                                            (dollars in thousands)
Balance at September 30, 2000 .................... $      10  $     185  $ 181,692  $  29,055   $  (2,801)  $  (5,554)   $ 202,587
  Comprehensive income:
    Net income for the six months ended
      March 31, 2001 .............................        --         --         --      8,395          --          --        8,395
    Payments of dividends on the
      BankUnited Preferred Stock .................        --         --         --       (395)         --          --         (395)
    Other comprehensive income, net of tax .......        --         --         --         --          --       2,684        2,684
                                                                                                                         ---------
          Total comprehensive income .............                                                                          10,684

  Stock issued through the
    exercise of options, restricted
    stock grants and employee
    stock grants .................................        --          3        375         --          --          --          378
                                                   ---------  ---------  ---------  ---------   ---------   ---------    ---------
Balance at March 31, 2001 ........................ $      10  $     188  $ 182,067  $  37,055   $  (2,801)  $  (2,870)   $ 213,649
                                                   =========  =========  =========  =========   =========   =========    =========
Balance at September 30, 1999 .................... $      10  $     185  $ 181,335  $  14,081   $  (1,684)  $  (3,790)   $ 190,137
  Comprehensive income:
    Net income for the six months ended
      March 31, 2000 .............................        --         --         --      8,241          --          --        8,241
    Payments of dividends on the
      BankUnited Preferred Stock .................        --         --         --       (395)         --          --         (395)
    Other comprehensive income, net of tax .......        --         --         --         --          --      (1,461)      (1,461)
                                                                                                                         ---------
          Total comprehensive income .............                                                                           6,385

  Stock issued through the
    exercise of options, restricted
    stock grants, directors'
    compensation and employee
    stock grants .................................        --          1        189         --          --          --          190
  Treasury stock acquired ........................        --         --         --         --      (1,117)         --       (1,117)
  Common stock issued through
     preferred stock dividends ...................        --         --         34         --          --          --           34
                                                   ---------  ---------  ---------  ---------   ---------   ---------    ---------
Balance at March 31, 2000 ........................ $      10  $     186  $ 181,558  $  21,927   $  (2,801)  $  (5,251)   $ 195,629
                                                   =========  =========  =========  =========   =========   =========    =========

See condensed notes to consolidated financial statements

BankUnited Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

                                                                                              For the Six Months Ended
                                                                                                      March 31,
                                                                                               -----------------------
                                                                                                 2001          2000
                                                                                               ---------     ---------
                                                                                                (dollars in thousands)
Net income before preferred stock dividends ...............................................    $   8,395     $   8,241
 Adjustments to reconcile net income before preferred stock dividends to net cash (used in ) provided by operating activities:
  Provision for loan losses ...............................................................        2,800         2,200
  Depreciation and amortization ...........................................................        1,492         1,542
  Amortization of fees, discounts and premiums, net .......................................        1,818         2,210
  Amortization of mortgage servicing rights ...............................................          729           820
  Amortization of goodwill ................................................................          777           777
  Amortization of unrealized losses on transferred
   mortgage-backed securities .............................................................         (110)         (122)
  Amortization of issuance cost of Senior Notes ...........................................          266           368
    Net gain on sale of loans, mortgage-backed securities
      and other assets ....................................................................         (735)           --
    Net gain on sale of real estate owned .................................................         (268)         (398)
    Extraordinary gain on repurchase of trust preferred securities ........................       (1,237)       (1,105)
 Loans originated for sale ................................................................      (31,113)           --
 Proceeds from sale of loans ..............................................................       12,126            --
 Increase in accrued interest receivable ..................................................       (1,654)         (895)
 Increase (decrease) in interest payable on deposits and FHLB advances ....................        1,056          (964)
 (Decrease) increase in accrued taxes .....................................................          219         1,587
 (Decrease) increase in accrued expenses and other liabilities ............................       (4,303)        6,656
 Decrease (increase) in prepaid expenses and other assets .................................          861        (4,759)
Other, net ................................................................................           (8)        2,640
                                                                                               ---------     ---------
    Net cash (used in) provided by operating activities ...................................       (8,889)       18,798
                                                                                               ---------     ---------
Cash flows from investing activities:
 Net increase in loans ....................................................................      (47,556)     (266,072)
 Purchase of investment securities held to maturity .......................................      (63,233)       (1,413)
 Purchase of investment securities available for sale .....................................       (4,996)           --
 Purchase of mortgage-backed securities held to maturity ..................................      (50,320)      (49,824)
 Purchase of mortgage-backed securities available for sale ................................     (112,459)           --
 Purchase of other earning assets .........................................................      (32,949)      (21,099)
 Proceeds from repayments of investment securities held to maturity .......................        5,000            --
 Proceeds from repayments of investment securities available for sale .....................          350         1,750
 Proceeds from repayments of mortgage-backed securities held to maturity ..................       24,305        13,942
 Proceeds from repayments of mortgage-backed securities available for sale ................       10,933        11,403
 Proceeds from sale of mortgage-backed securities held to maturity ........................           21            --
 Proceeds from sale of mortgage-backed securities available for sale ......................       48,382            --
 Proceeds from repayments of other earning assets .........................................       24,600        18,350
 Proceeds from sale of real estate owned ..................................................        1,665         5,937
 Purchase of office properties and equipment ..............................................       (1,430)       (1,431)
    Net decrease in tax certificates ......................................................        2,960         5,312
                                                                                               ---------     ---------
    Net cash used in investing activities .................................................    $(194,727)    $(283,145)
                                                                                               ---------     ---------
                                                                                               (continued on next page)

BankUnited Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Continued)

                                                                                              For the Six Months Ended
                                                                                                      March 31,
                                                                                               -----------------------
                                                                                                 2001          2000
                                                                                               ---------     ---------
                                                                                                (dollars in thousands)
Cash flows from financing activities:
 Net increase in deposits .................................................................    $  24,548     $ 158,782
 Net increase in Federal Home Loan Bank advances ..........................................      166,158        54,979
 Net increase (decrease) in other borrowings ..............................................       57,838       (25,021)
 Capitalized costs for the maintenance of senior notes ....................................         (263)         (310)
 Repurchase of trust preferred securities .................................................       (5,250)       (2,652)
 Net proceeds from issuance of stock ......................................................          378            47
 Purchase of BankUnited's Class A Common and
   Preferred Stock ........................................................................           --        (1,117)
 Dividends paid on BankUnited's preferred stock ...........................................         (395)         (361)
 Decrease in advances from borrowers for taxes and insurance ..............................      (11,961)       (8,098)
                                                                                               ---------     ---------
    Net cash provided by financing activities .............................................    $ 231,053     $ 176,249
                                                                                               ---------     ---------

Increase (decrease) in cash and cash equivalents ..........................................       27,437       (88,098)

Cash and cash equivalents at beginning of period ..........................................      339,321       226,535
                                                                                               ---------     ---------
Cash and cash equivalents at end of period ................................................    $ 366,758     $ 138,437
                                                                                               =========     =========
Supplemental disclosure of non-cash investing and financing activities:
  Securitization of loans receivable and mortgage loans held for sale .....................    $ 136,845     $      --
  Transfers from loans to real estate owned ...............................................    $     974     $   4,848

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

        The unaudited consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the six-month period ended March 31, 2001 are not necessarily indicative of the results which may be expected for the year ending September 30, 2001. For further information, refer to the Consolidated Financial Statements and Notes thereto included in BankUnited's Annual Report on Form 10-K/A for the fiscal year ended September 30, 2000.

        Certain prior period amounts have been reclassified to conform to the March 31, 2001 consolidated financial statements.

2.       Earnings Per Share

         The following tables reconcile basic and diluted earnings per share for the three and six months ended March 31, 2001 and 2000.

                                                                           For the Three Months Ended  For the Six Months Ended
                                                                                     March 31,                March 31,
                                                                            -------------------------  -------------------------
                                                                                 2001       2000           2001       2000
                                                                                -------    -------        -------    -------
                                                                             (dollars in thousands,    (dollars in thousands,
                                                                           except per share amounts)  except per share amounts)
Basic earnings per share:
      Numerator:
        Net income after preferred stock dividends
         and before extraordinary item .....................................    $ 3,974    $ 3,622        $ 7,239    $ 7,154
         Extraordinary item ................................................        211        261            761        692
                                                                                -------    -------        -------    -------
        Net Income .........................................................    $ 4,185    $ 3,883        $ 8,000    $ 7,846
                                                                                =======    =======        =======    =======
      Denominator:
        Weighted average common shares outstanding .........................     18,421     18,189         18,345     18,247
                                                                                =======    =======        =======    =======

       Basic earnings per share before extraordinary item ..................    $  0.22    $  0.20        $  0.39    $  0.39
       Basic earnings per share from extraordinary item ....................       0.01       0.01           0.05       0.04
                                                                                -------    -------        -------    -------
       Basic earnings per share ............................................    $  0.23    $  0.21        $  0.44    $  0.43
                                                                                =======    =======        =======    =======
Diluted earnings per share:
      Numerator:
        Net income after preferred stock dividends
         and before extraordinary item .....................................    $ 3,974    $ 3,622        $ 7,239    $ 7,154
      Plus:
        Reduction of preferred stock dividends .............................         40         40             81         81
                                                                                -------    -------        -------    -------
      Diluted net income available to common stock
        before extraordinary item ..........................................      4,014      3,662          7,320      7,235
        Extraordinary item .................................................        211        261            761        692
                                                                                -------    -------        -------    -------
      Diluted net income available to common stock .........................    $ 4,225    $ 3,923        $ 8,081    $ 7,927
                                                                                =======    =======        =======    =======

      Weighted average common shares outstanding ...........................     18,421     18,189         18,345     18,247
      Plus:
       Number of common shares from the conversion of
        options and warrants ...............................................        611         94            351        161
       Number of common shares from the conversion of
        preferred stock ....................................................        443        443            443        443
                                                                                -------    -------        -------    -------
      Diluted weighted average shares outstanding ..........................     19,475     18,726         19,139     18,851
                                                                                =======    =======        =======    =======

      Diluted earnings per share before extraordinary item .................    $  0.21    $  0.20        $  0.38    $  0.38
      Diluted earnings per share from extraordinary item ...................       0.01       0.01           0.04       0.04
                                                                                -------    -------        -------    -------
      Diluted earnings per share ...........................................    $  0.22    $  0.21        $  0.42    $  0.42
                                                                                =======    =======        =======    =======

3.       Capital

         The Office of Thrift Supervision ("OTS") requires that the Bank meet minimum regulatory, core and risk-based capital requirements. Currently, the Bank exceeds all regulatory capital requirements. The Bank's required, actual and excess regulatory capital levels as of March 31, 2001 and 2000 were as follows:

                                                               Regulatory Capital
                                   -----------------------------------------------------------------------------
                                          Required                    Actual                     Excess
                                   -----------------------    ----------------------     -----------------------
                                      2001          2000        2001          2000          2001          2000
                                   ---------     ---------    ---------    ---------     ---------     ---------
                                                              (dollars in thousands)
Core capital ...................   $ 141,796     $ 125,592    $ 350,181    $ 328,872     $ 208,385     $ 203,280
     % of Assets                         3.0%          3.0%         7.4%         7.9%          4.4%          4.9%

Risk based capital .............   $ 192,560     $ 176,325    $ 363,140    $ 340,896     $ 170,580     $ 164,571
     % of Assets                         8.0%          8.0%        15.1%        15.5%          7.1%          7.5%

4.       Comprehensive Income

         BankUnited's comprehensive income includes all items which comprise net income plus other comprehensive income which includes the unrealized holding gains and losses on available for sale securities. For the three and six months ended March 31, 2001 and 2000, BankUnited's other comprehensive income (loss) was as follows:

                                                                    For the Three Months Ended   For the Six Months Ended
                                                                             March 31,                    March 31,
                                                                        ------------------           ------------------
                                                                          2001       2000              2001       2000
                                                                        -------    -------           -------    -------
                                                                      (dollars in thousands)       (dollars in thousands)
Other comprehensive income (loss), net of taxes:
Unrealized holding gains (losses) arising
   during the period ...............................................    $ 1,918    $  (347)          $ 2,616    $(1,536)
  Reclassification adjustment for:
    Realized gains on sales during the period ......................         --         --                --         --
    Amortization of unrealized losses on
       transferred securities ......................................         34         43                68         75
                                                                        -------    -------           -------    -------
Total other comprehensive income (loss), net of taxes ..............    $ 1,952    $  (304)          $ 2,684    $(1,461)
                                                                        =======    =======           =======    =======

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

         During the three months and six months ended March 31, 2001, BankUnited recorded fair value adjustments of approximately $39,000 and $316,000, respectively, loss in earnings to recognize the change in the fair value of existing derivative instruments and fair value adjustments of $40,000 and $317,000, respectively, gain in earnings to recognize the change in the fair value of the related embedded call options in the FHLB advances. Both gains and losses are recorded as a component of interest on borrowings in the Statement of Operations.

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

         BankUnited purchased 2,000 shares of Trust Preferred Securities at a cost of $1.6 million during the three months ended March 31, 2001, resulting in total purchases of 6,800 Trust Preferred Securities at a cost of $5.3 million for the six months ended March 31, 2001. As a result of the early extinguishments of the Trust Preferred Securities, the purchases resulted in extraordinary gains of $0.2 million, net of $0.1 million in taxes, for the three months ended March 31, 2001, and $0.8 million, net of $0.4 million in taxes, for the six months ended March 31, 2001. From November 1999 to date, BankUnited has purchased a total of 165,299 shares of Trust Preferred Securities at a cost of $9.7 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis and the related financial data present a review of the consolidated operating results and financial condition of BankUnited for the three and six months ended March 31, 2001 and 2000. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in BankUnited's Annual Report on Form 10-K/A for the year ended September 30, 2000.

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

Second Quarter Highlights

         BankUnited reported net income of $4.2 million for the quarter ended March 31, 2001, compared to $3.9 million for the same prior year period. Basic and diluted earnings were $0.23 and $0.22 per share, respectively, for the quarter ended March 31, 2001 versus $0.21 per share for both basic and diluted earnings, for the corresponding prior year period. Results from the quarters ended March 31, 2001 and 2000 include extraordinary after-tax gains related to BankUnited's purchase during those quarters of $211,000 and $261,000 of trust preferred securities issued by its trust subsidiaries. During the quarter, BankUnited sold loans, mortgage-backed securities and other assets, which resulted in a pretax gain of $692,000.

         BankUnited opened a branch office in the Brickell financial district of downtown Miami during the second quarter of fiscal year 2001, increasing the Bank's branch office total to thirty-five.

         Assets continued to grow, and reached $4.8 billion in the quarter ended March 31, 2001, up from $4.6 billion at September 30, 2000, and up from $4.3 billion, or 11.6%, from the quarter ended March 31, 2000.

Liquidity and Capital Resources

         BankUnited's cash and cash equivalents increased by $27.4 million to $366.7 million at March 31, 2001 from $339.3 million at September 30, 2000. The increase is due to cash provided by financing activities of $231.1 million, offset by cash used in investing activities and operating activities of $194.7 million and $8.9 million, respectively.

         BankUnited's primary use of funds during the six months ended March 31, 2001 was for investing activities, including originations of loans and purchases of investment securities and mortgage-backed securities, and other earning assets. These uses were partially offset by cash provided by repayments of mortgage-backed securities and other earning assets and sales of mortgage-backed securities.

         Net cash used in investing activities during the six months ended March 31, 2001 was $194.7 million compared to $283.1 million, for the six months ended March 31, 2000. For the six months ended March 31, 2001 and 2000, increases to the loan portfolio totaled $47.6 million and $266.1 million, respectively. For the six months ended March 31, 2001, purchases of investment securities totaled $68.2 million, as compared to $1.4 million for the same period in 2000, purchases of mortgage-backed securities totaled $162.8 million compared to $49.8 million for the same period in 2000, and purchases of other earning assets totaled $32.9 million, as compared to $21.1 million for the same period in 2000. In addition, for the six months ended March 31, 2001 and 2000, purchases of office properties and other equipment totaled $1.4 million.

         Proceeds from repayments of investment securities were $5.4 million and $1.8 million for the six months ended March 31, 2001 and 2000, respectively. Proceeds from repayments of mortgage-backed securities were $35.2 million and $25.3 million for the six months ended March 31, 2001 and 2000, respectively. Proceeds from repayments of other earning assets were $24.6 million and $18.4 million for the six months ended March 31, 2001 and 2000, respectively. For the six months ended March 31, 2001, proceeds from the sale of mortgage-backed securities were $48.4 million. During the same period in 2000, there were no sales of mortgage-backed securities. Proceeds from the sale of real estate owned were $1.7 million for the six months ended March 31, 2001, compared to $5.9 million during the same period in 2000.

         BankUnited's primary source of funds provided by its financing activities are increases in Federal Home Loan Bank of Atlanta ("FHLB" ) advances, other borrowings and deposits. For the six months ended March 31, 2001, net increases in FHLB advances were $166.2 million, compared to $55.0 million for the same prior year period. For the six months ended March 31, 2001, the net increase in other borrowings was $57.8 million, compared to a decrease of $25.0 million for the same prior year period. For the six months ended March 31, 2001, deposits increased by $24.5 million, compared to a $158.8 million for the same prior year period.

         BankUnited's primary use of funds in its financing activities, was from the net decrease of advances from borrowers for taxes and insurance and the repurchase of trust preferred securities. For the six months ended March 31, 2001, the net decrease in advances from borrowers for taxes and insurance was $12.0 million compared to $8.1 million for the same prior year period. BankUnited repurchased trust preferred securities in the amount of $5.3 million for the six months ended March 31, 2001, compared to $2.7 million for the same prior year period.

         BankUnited's primary use of funds in its operating activities during the six months ended March 31, 2001 was for the origination of loans held for sale of $31.1 million, offset by a source of funds provided by the proceeds from the sale of loans of $12.1 million. During the six months ended March 31, 2000, there were no originations or sale of loans held for sale.

         BankUnited's total stockholder's equity was $213.6 million at March 31, 2001, an increase of $11.0 million, or 5.4% from $202.6 million at September 30, 2000. The increase is due primarily to income after preferred stock dividends for the six months ended March 31, 2001 of $8.0 million, other comprehensive income of $2.7 million, and to a lesser extent, an increase in additional paid in capital of $0.4 million from the issuance of 188,750 additional shares of Common A and 59,407 shares of Common B.

         Federal savings banks such as the Bank are required to maintain capital at levels specified by applicable minimum capital ratios. At March 31, 2001, the Bank was in compliance with all capital requirements and met the definition of a "well capitalized" institution under applicable federal regulations.

Asset Quality

         Non-performing assets as of March 31, 2001 were $28.4 million, which represents an increase of $3.1 million or 12.3% from $25.3 million as of September 30, 2000. The increase in non-performing assets primarily resulted from a net increase in non-accrual loans of $3.8 million, offset by a net decrease in real estate owned of $0.6 million, and a decrease in restructured loans of $0.1 million. The net increase in non-accrual loans of $3.8 million was due to increased delinquencies in commercial mortgages, one-to-four family residential mortgages and consumer loans of $5.2 million, $0.7 million and $0.1 million, respectively offset by a decrease in delinquencies in non-mortgage commercial loans, land loans and multi-family residential loans of $1.2 million, $0.6 million and $0.4 million, respectively. The net decrease of $0.6 million in real estate owned includes a reduction from the sale of properties aggregating $1.4 million, net of realized gains of $0.3 million and an increase from transfers in to real estate owned of $0.9 million. Non-performing assets as a percentage of total assets increased from 0.55% as of September 30, 2000 to 0.59% as of March 31, 2001 due to the increase in non-performing assets for the reasons discussed above.

         The following table sets forth information concerning BankUnited's non-performing assets at March 31, 2001 and September 30, 2000.

                                                               March 31,     September 30,
                                                                  2001           2000
                                                                -------        -------
                                                                (dollars in thousands)
Non-accrual loans ..........................................    $23,607        $19,751
Restructured loans .........................................      1,192          1,283
Loans past due 90 days and still accruing (1) ..............        255            261
                                                                -------        -------
Total non-performing loans .................................     25,054         21,295

Non-accrual tax certificates ...............................      1,673          1,671
Real estate owned ..........................................      1,690          2,286
                                                                -------        -------
Total non-performing assets ................................    $28,417        $25,252
                                                                =======        =======

Allowance for losses on tax certificates ...................    $ 1,007        $   986
Allowance for loan losses ..................................     13,981         13,032
                                                                -------        -------
Total allowance ............................................    $14,988        $14,018
                                                                =======        =======
Non-performing assets as a percentage of
    total assets ...........................................       0.59%          0.55%
Non-performing loans as a percentage of
    total loans ............................................       0.70%          0.58%
Allowance for loan losses as a percentage of
    total loans ............................................       0.39%          0.35%
Allowance for loan losses as a percentage of
    non-performing loans ...................................      55.80%         61.20%
Net annualized year-to-date charge-offs as a
   percentage of average total loans .......................       0.10%          0.11%

(1) Consists primarily of loans guaranteed by the Federal Housing Authority ("FHA") acquired in the acquisition of Suncoast Savings and Loan Association, FSA.

         BankUnited's allowance for loan losses is established and maintained at levels management deems adequate to cover estimated losses on loans based upon a periodic evaluation of current information available on the risks inherent in the loan portfolio. The provision for loan losses for the three and six months ended March 31, 2001 was $1.6 million and $2.8 million, respectively. The provision for loan losses for the three and six months ended March 31, 2000 was $1.0 million and $2.2 million, respectively. BankUnited's allowance for loan losses increased by a net amount of $1.0 million from $13.0 million as of September 30, 2000 to $14.0 million as of March 31, 2001.

         The following table sets forth the change in BankUnited's allowance for loan losses for the three and six months ended March 31, 2001 and 2000.

                                                                   For the Three Months       For the Six Months
                                                                      Ended March 31,           Ended March 31,
                                                                   ---------------------     ---------------------
                                                                     2001         2000         2001         2000
                                                                   --------     --------     --------     --------
                                                                  (dollars in thousands)    (dollars in thousands)
Allowance for loan losses, balance (at beginning
       of period ...............................................   $ 13,291     $ 12,486     $ 13,032     $ 12,107
Provisions for loan losses .....................................      1,600        1,000        2,800        2,200
Loans charged off ..............................................       (930)        (304)      (1,881)      (1,143)
Recoveries .....................................................         20           47           30           65
                                                                   --------     --------     --------     --------
Allowance for loan losses, balance (at end of period) ..........   $ 13,981     $ 13,229     $ 13,981     $ 13,229
                                                                   ========     ========     ========     ========

         During the three months ended March 31, 2001, commercial business and consumer loans accounted for 95% of charge offs, compared to 24% for the same prior year period. During the six months ended March 31, 2001, commercial business and consumer loans accounted for 91% of charge offs, compared to 19% for the same prior year period. During the three months ended March 31, 2001 and 2000, commercial business and consumer loans accounted for 100% of recoveries. During the six months ended March 31, 2001, commercial business and consumer loans accounted for 100% of recoveries, compared to 80% for the same prior year period

         During the three months ended March 31, 2001, one-to-four family loans accounted for 5% of charge offs, compared to 76% for the same prior year period. During the six months ended March 31, 2001, one-to-four family loans accounted for 9% of charge offs, compared to 82% for the same prior year period. There were no recoveries for one-to-four family loans during the three and six months ended March 31, 2001 and 2000.

         The following table sets forth BankUnited's allocation of the allowance for loan losses by category as of March 31, 2001 and 2000.

                                                        As of March 31,
                                                      ------------------
                                                        2001       2000
                                                      -------    -------
                                                    (dollars in thousands)
One-to-four family ...............................    $ 3,805    $ 4,012
Multi-family .....................................        674        557
Commercial real estate ...........................      2,847      2,181
Construction .....................................        875        227
Land .............................................        780      1,064
Commercial business and consumer .................      4,582      3,877
Unallocated ......................................        418      1,311
                                                      -------    -------
     Total allowance .............................    $13,981    $13,229
                                                      =======    =======

Loan Portfolio

         The following table sets forth the composition of BankUnited's loan portfolio, including loans held for sale, at March 31, 2001 and September 30, 2000.

                                                              March 31, 2001          September 30, 2000
                                                         -----------------------    -----------------------
                                                                       Percent of                 Percent of
                                                            Amount        Total        Amount        Total
                                                         -----------     -------    -----------     -------
                                                                         (dollars in thousands)
Mortgage loans:
      One-to-four family loans ......................    $ 3,143,770        87.5%   $ 3,218,868        87.8%
      Multi-family loans ............................         54,272         1.5         70,856         1.9
      Commercial real estate ........................        148,631         4.1        155,569         4.2
      Construction ..................................         72,880         2.0         38,786         1.1
      Land ..........................................         26,386         0.8         34,489         0.9
                                                         -----------     -------    -----------     -------
           Total mortgage loans .....................      3,445,939        95.9      3,518,568        95.9
                                                         -----------     -------    -----------     -------
Other loans:
      Consumer loans ................................         66,542         1.8         66,480         1.8
      Commercial business loans .....................         77,513         2.2         83,023         2.3
                                                         -----------     -------    -----------     -------
        Total other loans ...........................        144,055         4.0        149,503         4.1
                                                         -----------     -------    -----------     -------
           Total loans ..............................      3,589,994        99.9      3,668,071       100.0

Unearned discounts, premiums and
      deferred loan fees, net .......................         19,079         0.5         15,730         0.4
      Allowance for loan losses .....................        (13,981)       (0.4)       (13,032)       (0.4)
                                                         -----------     -------    -----------     -------
Total loans receivable, net .........................    $ 3,595,092       100.0%   $ 3,670,769       100.0%
                                                         ===========     =======    ===========     =======

Securities Portfolio

         Presented below is an analysis of the carrying values and fair values of investments held to maturity.

                                                                          March 31, 2001
                                                             ------------------------------------------
                                                                         Gross       Gross
                                                             Carrying  Unrealized  Unrealized     Fair
                                                               Value      Gains      Losses      Value
                                                              -------    -------    -------     -------
                                                                       (dollars in thousands)
U.S. Government agency securities ........................    $50,001    $    --    $  (230)    $49,771
Trust preferred securities of other issuers ..............     13,290        260       (143)     13,407
State of Israel Bonds ....................................         61         --         --          61
                                                              -------    -------    -------     -------
         Total ...........................................    $63,352    $   260    $  (373)    $63,239
                                                              =======    =======    =======     =======
                                                                         September 30, 2000
                                                             ------------------------------------------
                                                                         Gross       Gross
                                                             Carrying  Unrealized  Unrealized    Fair
                                                               Value      Gains      Losses      Value
                                                              -------    -------    -------     -------
                                                                       (dollars in thousands)
U.S. Government agency securities ........................    $ 5,001    $    --    $   (77)    $ 4,924
State of Israel Bonds ....................................         61         --         --          61
                                                              -------    -------    -------     -------
         Total ...........................................    $ 5,062    $    --    $   (77)    $ 4,985
                                                              =======    =======    =======     =======

         Presented below is an analysis of the amortized costs and carrying values of investments designated as available for sale.

                                                                                      March 31, 2001
                                                                         -----------------------------------------
                                                                                     Gross      Gross
                                                                       Amortized  Unrealized  Unrealized  Carrying
                                                                          Cost       Gains      Losses      Value
                                                                         -------    -------    -------     -------
                                                                                  (dollars in thousands)
U.S. Government agency securities ...................................    $ 4,997    $    38    $    --     $ 5,035
Equity securities ...................................................      2,905        237         --       3,142
Trust preferred securities of other issuers .........................     17,304          3     (2,297)     15,010
                                                                         -------    -------    -------     -------
     Total ..........................................................    $25,206    $   278    $(2,297)    $23,187
                                                                         =======    =======    =======     =======
                                                                                    September 30, 2000
                                                                         -----------------------------------------
                                                                                    Gross       Gross
                                                                                  Unrealized  Unrealized  Carrying
                                                                          Cost       Gains      Losses      Value
                                                                         -------    -------    -------     -------
                                                                                  (dollars in thousands)
U.S. Government agency securities ...................................    $   350    $    --    $   (10)    $   340
Equity securities ...................................................      2,905         --       (115)      2,790
Trust preferred securities of other issuers .........................     17,313         --     (3,040)     14,273
                                                                         -------    -------    -------     -------
     Total ..........................................................    $20,568    $    --    $(3,165)    $17,403
                                                                         =======    =======    =======     =======

         Presented below is an analysis of the carrying values and fair values of mortgage-backed securities held to maturity.

                                                                                          March 31, 2001
                                                                           ---------------------------------------------
                                                                                        Gross       Gross
                                                                           Carrying  Unrealized   Unrealized     Fair
                                                                             Value      Gains       Losses       Value
                                                                           --------    --------    --------     --------
                                                                                      (dollars in thousands)
GNMA mortgage-backed securities .......................................    $ 76,441    $  3,269    $     --     $ 79,710
FNMA mortgage-backed securities .......................................      48,004         943          --       48,947
FHLMC mortgage-backed securities ......................................      63,293       1,101          --       64,394
Collateralized mortgage obligations ...................................      47,392       1,072          --       48,464
Mortgage pass-through certificates ....................................      13,563       1,337          --       14,900
                                                                           --------    --------    --------     --------
     Total ............................................................    $248,693    $  7,722    $     --     $256,415
                                                                           ========    ========    ========     ========
                                                                                       September 30, 2000
                                                                           ---------------------------------------------
                                                                                        Gross       Gross
                                                                           Carrying  Unrealized   Unrealized     Fair
                                                                             Value      Gains       Losses       Value
                                                                           --------    --------    --------     --------
                                                                                      (dollars in thousands)
GNMA mortgage-backed securities .......................................    $ 85,201    $  1,006    $    (88)    $ 86,119
FNMA mortgage-backed securities .......................................       1,741          --         (16)       1,725
FHLMC mortgage-backed securities ......................................      66,947          --      (1,099)      65,848
Collateralized mortgage obligations ...................................      51,772          --      (2,484)      49,288
Mortgage pass-through certificates ....................................      16,931         594         (21)      17,504
                                                                           --------    --------    --------     --------
     Total ............................................................    $222,592    $  1,600    $ (3,708)    $220,484
                                                                           ========    ========    ========     ========

         Presented below is an analysis of the amortized costs and carrying values of mortgage-backed securities designated as available for sale.

                                                                                          March 31, 2001
                                                                           ---------------------------------------------
                                                                                        Gross       Gross
                                                                          Amortized   Unrealized  Unrealized    Carrying
                                                                             Cost       Gains       Losses        Value
                                                                           --------    --------    --------     --------
                                                                                      (dollars in thousands)
GNMA mortgage-backed securities .......................................    $ 56,872    $    467    $   (127)    $ 57,212
FNMA mortgage-backed securities .......................................     176,847         945        (260)     177,532
FHLMC mortgage-backed securities ......................................       5,036          47          (1)       5,082
Collateralized mortgage obligations ...................................      61,627         169      (1,804)      59,992
Mortgage pass-through certificates ....................................      13,101         309          --       13,410
                                                                           --------    --------    --------     --------
     Total ............................................................    $313,483    $  1,937    $ (2,192)    $313,228
                                                                           ========    ========    ========     ========
                                                                                       September 30, 2000
                                                                           ---------------------------------------------
                                                                                        Gross       Gross
                                                                          Amortized   Unrealized  Unrealized    Carrying
                                                                             Cost       Gains       Losses        Value
                                                                           --------    --------    --------     --------
                                                                                      (dollars in thousands)
GNMA mortgage-backed securities .......................................    $ 27,486    $    167    $   (101)    $ 27,552
FNMA mortgage-backed securities .......................................       4,539          24        (110)       4,453
FHLMC mortgage-backed securities ......................................      12,835           8        (167)      12,676
Collateralized mortgage obligations ...................................      75,679          60      (3,284)      72,455
Mortgage pass-through certificates ....................................       2,592          41          (6)       2,627
                                                                           --------    --------    --------     --------
     Total ............................................................    $123,131    $    300    $ (3,668)    $119,763
                                                                           ========    ========    ========     ========

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM SEPTEMBER 30, 2000 TO MARCH 31, 2001 AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2001 AND 2000.

FINANCIAL CONDITION

Assets

         Total assets remained relatively constant, increasing by $0.2 billion from $4.6 billion at September 30, 2000 to $4.8 billion at March 31, 2001, which is consistent with management expectations that assets will not grow significantly during the 2001 fiscal year.

         BankUnited's short-term investments, primarily consisting of FHLB overnight deposits and securities purchased under agreements to resell, increased by $25.2 million, or 8.1% to $335.8 million at March 31, 2001, from $310.6 million at September 30, 2000, primarily due to an increase in FHLB overnight deposits of $78.5 million, offset by the maturity of securities purchased under agreements to resell of $53.3 million.

         BankUnited's investment in tax certificates decreased by $3.0 million, or 52.6%, to $2.7 million at March 31, 2001 from $5.7 million at September 30, 2000, as a result of certificate redemptions and repayments. BankUnited discontinued purchasing tax certificates in fiscal 1999.

         Investments held to maturity increased by $58.3 million to $63.4 million at March 31, 2001, from $5.1 million at September 30, 2000, primarily due to purchases of $63.2 million, offset by repayments of $5.0 million.

         Mortgage-backed securities held-to-maturity increased by $26.1 million, or 11.7% to $248.7 million at March 31, 2001 from $222.6 million at September 30, 2000 due primarily to purchases of $50.3 million, offset by repayments of $24.3 million.

         Mortgage-backed securities available-for-sale increased by $193.4 million or 161.4% to $313.2 million at March 31, 2001, from $119.8 million at September 30, 2000, due primarily to purchases of $112.5 and loans securitized of $136.8 million. These increases are offset by sales of $48.1 million, net of realized gains of $0.3 million, repayments of $10.9 million, and an increase of $3.1 million in unrealized gains of the underlying securities.

         BankUnited's loans receivable, net (including loans held for sale) decreased slightly by $0.1 billion from $3.7 billion at September 30, 2000 to $3.6 billion at March 31, 2001. Loan fundings of $620.5 million were offset by $532.7 million of loan repayments (net of accretion of discount, amortization of premium, transfers and loan loss provision), by $136.8 million of loans securitized and classified as mortgage-backed securities available for sale and $26.6 million of loan sales.

         An increase in other earning assets, which consists primarily of FHLB stock, of $8.3 million, or 13.2%, from $62.7 million at September 30, 2000 to $71.0 million at March 31, 2001, includes purchases of $32.9 million offset by repayments of $24.6 million.

Liabilities

         Deposits remained relatively the same at $2.6 billion, increasing by $24.5 million, or 1%, from September 30, 2000 to March 31, 2001.

         Securities sold under agreements to repurchase increased by $57.8 million to $67.0 million at March 31, 2001 from $9.2 million at September 30, 2000. This increase was due to new securities acquired at favorable market interest rates.

         Federal Home Loan Bank advances increased by $0.1 billion, or 7.7%, to $1.4 billion at March 31, 2001 from $1.3 billion at September 30, 2000. The additional advances were used primarily to fund new residential lending.

         The decrease of $12.0 million in advance payments by borrowers for taxes and insurance to $13.7 million at March 31, 2001 from $25.7 million at September 30, 2000, is a reflection of the borrower's real-estate taxes, which are paid in the last quarter of each year.

         Trust preferred securities decreased $6.8 million, or 3.2%, to $205.6 million at March 31, 2001 from $212.4 million at September 30, 2000, due to purchases on the open market of 6,800 shares of Trust Preferred Securities issued by BankUnited's trust subsidiaries. For a further discussion on Trust Preferred Securities, see "Results of Operations - Extraordinary Item."

RESULTS OF OPERATIONS

General

         Net income after preferred stock dividends increased to $4.2 million or 7.7% for the three months ended March 31, 2001, compared to $3.9 million for the three months ended March 31, 2000, and to $8.0 million or 2.6% for the six months ended March 31, 2001, compared to $7.8 million for the six months ended March 31, 2000. The increase in net income after preferred stock dividends for the three and six months ended March 31, 2001 as compared to the prior year periods is attributable to an increase in non-interest income during periods when margin pressures restrict earnings potential, and additional expenses were incurred through the expansion of BankUnited's sales force and banking offices. Below is a more detailed discussion of each major category of income and expenses.

Net Interest Income

         Net interest income before provision for loan losses decreased by $1.5 million, or 7.7%, to $18.1 million for the three months ended March 31, 2001 from $19.6 million for the same prior year period, and $2.7 million, or 7.0%, to $36.1 million for the six months ended March 31, 2001 from $38.8 million for the same prior year period.

         The decrease in net interest income for the three months ended March 31, 2001 was primarily the result of the reduction in net interest margin, which decreased to 1.66% from 2.01% for the same prior year period due to changes in rates. This resulted in a decrease in net interest income of $1.5 million due to a $3.2 million decrease attributable to changes in rates and a $0.5 million decrease attributable to rate/volume (change in rate multiplied by the change in volume), offset by an increase attributable to a change in volume of $2.2 million. The ratio of interest earning assets to interest bearing liabilities remained relatively flat from the same three month period in 2000 at 103%, reflecting that, the decrease in the net interest margin was due primarily to a decrease in the interest rate spread to 1.49% in the three month period ended March 31, 2001 from 1.86% for the same period in 2000.

         The decrease in net interest income for the six months ended March 31, 2001 was also the result of the reduction in net interest margin, which decreased to 1.71% from 2.04% for the same prior year period due to changes in rates. This resulted in a decrease in net interest income of $2.7 million due to a $6.0 million decrease attributable to changes in rates and a $1.3 million decrease attributable to rate/volume, offset by an increase attributable to a change in volume of $4.6 million. The ratio of interest earning assets to interest bearing liabilities also remained relatively flat from the same six month period in 2000 at 103%, reflecting that, the decrease in the net interest margin was due primarily to a decrease in the interest rate spread to 1.53% in the six month period ended March 31, 2001 from 1.88% for the same period in 2000.

         Interest income increased by $9.2 million, or 12.8% to $80.8 million for the three months ended March 31, 2001, compared to $71.6 million for the same prior year period. For the six months ended March 31, 2001, interest income increased by $20.8 million, or 14.8% to $161.4 million, compared to $140.6 million for the same prior year period.

         For the three months ended March 31, 2001, the increase primarily stems from an increase in the average balance of interest earning assets of $368.2 million to $4.3 billion from $3.9 billion, resulting in a positive change in interest income, due to volume of $6.8 million and an additional increase of $2.8 million due to the change in yield rates on interest earning assets of 25 basis points to 7.57% from 7.32% for the same period in 2000. These increases are slightly offset by a decrease from a change in rate/volume of $0.4 million.

          For the six months ended March 31, 2001, the increase primarily stems from an increase in the average balance of interest earning assets of $385.8 million to $4.2 billion from $3.9 billion, resulting in a positive change in interest income, due to volume of $14.2 million, an additional increase of $6.7 million due to the change in yield rates on interest earning assets of 32 basis points to 7.61% from 7.29% for the same period in 2000, and offset by a decrease due to rate/volume of $0.1 million.

         Interest expense increased $10.7 million, or 20.6%, to $62.7 million for the three months ended March 31, 2001, compared to $52.0 million for the same prior year period, and $23.5 million, or 23.1%, to $125.3 million for the six months ended March 31, 2001, compared to $101.8 million for the same prior year period. The increase in interest expense reflects an increase in rates paid, and an increase in the average balances of interest bearing liabilities during the three month and six month periods ended March 31, 2001.

         The rates paid on interest bearing liabilities for both the three months and six months ended March 31, 2001 was 6.08%, compared to 5.46% and 5.41% for the same prior year periods. The increase of 62 basis points for the three months ended March 31, 2001 resulted in an increase in interest expense of $6.0 million, compared to the same prior year period. The increase of 67 basis points for the six months ended March 31, 2001 resulted in an increase in interest expense of $12.6 million, compared to the same prior year period.

         The average balances of interest bearing liabilities for the three-month period ended March 31, 2001, increased by $0.4 billion to $4.2 billion, from $3.8 billion for the same prior year period. This increase resulted in additional interest expense of $4.6 million. The average balances of interest bearing liabilities for the six-month period March 31, 2001, increased by $0.4 billion to $4.1 billion, from $3.7 billion for the same prior year period. This increase resulted in additional interest expense of $9.6 million. In addition, there was an increase in interest expense for the six months ended March 31, 2001 of $1.3 million, compared to the same prior year period, due to changes in rate/volume.

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

Yields Earned and Rates Paid

                                                                              For the Three Months Ended March 31,
                                                           -----------------------------------------------------------------------
                                                                           2001                                  2000
                                                           ----------------------------------   ----------------------------------
                                                             Average                  Yield/      Average                  Yield/
                                                             Balance     Interest      Rate       Balance     Interest      Rate
                                                           ----------   ----------   --------   ----------   ----------   --------
                                                                                     (dollars in thousands)
Interest-earning assets:
      Loan receivable, net .............................   $3,686,431   $   69,324       7.54%  $3,463,834   $   63,601       7.35%
      Mortgage-backed securities .......................      429,851        8,383       7.80      351,453        6,155       7.01
      Short-term investments ...........................       19,917          388       7.80       12,629          287       8.99
      Tax certificates .................................        3,337          201      24.12       12,168          169       5.56
      Long-term investments and ........................      141,861        2,541       7.20       73,114        1,425       7.82
      FHLB stock, net
                                                           ----------   ----------   --------   ----------   ----------   --------
Total interest-earning assets ..........................    4,281,397       80,837       7.57%   3,913,198       71,637       7.32%
                                                           ----------   ----------   --------   ----------   ----------   --------
Interest-bearing liabilities:
      NOW/Money Market .................................      287,067        1,930       2.73%     264,356        1,631       2.48%
      Savings ..........................................      373,998        4,793       5.20      372,522        4,361       4.71
      Certificates of deposit ..........................    1,945,937       30,901       6.44    1,754,050       23,628       5.42
      Trust preferred secutities .......................      206,414        4,984       9.66      215,192        5,220       9.70
      Senior notes .....................................      200,000        2,834       5.67      200,000        2,857       5.71
      FHLB advances and other
      borrowings .......................................    1,143,968       17,250       6.03    1,000,501       14,302       5.66
                                                           ----------   ----------   --------   ----------   ----------   --------
Total interest-bearing liabilities .....................   $4,157,384   $   62,692       6.08%  $3,806,621   $   51,999       5.46%
                                                           ==========   ==========   ========   ==========   ==========   ========
Excess of interest-earning assets
      over interest-bearing liabilities ................   $  124,013                           $  106,577
                                                           ==========                           ==========
Net interest income ....................................                $   18,145                           $   19,638
                                                                        ==========                           ==========
Interest rate spread ...................................                                 1.49%                                1.86%
                                                                                     ========                             ========
Net interest margin ....................................                                 1.66%                                2.01%
                                                                                     ========                             ========
Ration of interest bearing assets to
      interest bearing liabilities .....................       102.98%                              102.80%
                                                           ----------                           ----------

(1) Short-term investments include FHLB overnight deposits and securities purchased under agreements to resell.

                                                                         For the Six Months Ended March 31,
                                                    ----------------------------------------------------------------------------
                                                                     2001                                     2000
                                                    --------------------------------------   -----------------------------------
                                                      Average                     Yield/       Average                  Yield/
                                                      Balance      Interest        Rate        Balance     Interest      Rate
                                                    ----------    ----------   -----------   ----------   ----------  ----------
                                                                                (dollars in thousands)
Interest-earning assets:
      Loan receivable, net ......................   $3,677,854    $  139,904         7.61%   $3,398,412   $  124,276        7.31%
      Mortgage-backed securities ................      404,372        15,136         7.49       352,418       12,240        6.95
      Short-term investments ....................       28,751         1,123         7.73        22,934          852        7.31
      Tax certificates ..........................        4,132           350        16.93        12,985          427        6.57
      Long-term investments and
      FHLB stock, net ...........................      129,506         4,860         7.52        72,048        2,794        7.75
                                                    ----------    ----------   -----------   ----------   ----------  ----------
Total interest-earning assets ...................    4,244,615       161,373         7.61%    3,858,797      140,589        7.29%
                                                    ----------    ----------   -----------   ----------   ----------  ----------
Interest-bearing liabilities:
      NOW/Money Market ..........................      286,515         3,972         2.78%      265,739        3,425        2.58%
      Savings ...................................      348,591         8,901         5.12       369,858        8,542        4.62
      Certificates of deposit ...................    1,964,058        62,653         6.40     1,719,932       45,872        5.33
      Trust preferred secutities ................      207,808        10,042         9.66       216,679       10,502        9.69
      Senior notes ..............................      200,000         5,666         5.67       200,000        5,758        5.76
      FHLB advances and other
      borrowings ................................    1,110,174        34,056         6.07       975,444       27,663        5.58
                                                    ----------    ----------   -----------   ----------   ----------  ----------
Total interest-bearing liabilities ..............   $4,117,146    $  125,290         6.08%   $3,747,652   $  101,762        5.41%
                                                    ==========    ==========   ==========    ==========   ==========  ==========
Excess of interest-earning assets
      over interest-bearing liabilities .........   $  127,469                               $  111,145
                                                    ==========                               ==========
Net interest income .............................                 $   36,083                              $   38,827
                                                                  ==========                              ==========
Interest rate spread ............................                                    1.53%                                  1.88%
                                                                               ==========                             ==========
Net interest margin .............................                                    1.71%                                  2.04%
                                                                               ==========                             ==========
Ration of interest bearing assets to
      interest bearing liabilities ..............       103.10%                                  102.97%
                                                    ----------                               ----------

(1) Short-term investments include FHLB overnight deposits and securities purchased under agreements to resell.

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

                                                                                 Three Months Ended March 31,
                                                                                         2001 v. 2000
                                                                        --------------------------------------------
                                                                              Increase (Decrease)
                                                                                    Due to
                                                                        --------------------------------
                                                                                                 Changes
                                                                        Changes     Changes        in        Total
                                                                           in          in         Rate/     Increase
                                                                         Volume       Rate       Volume    (Decrease)
                                                                        --------    --------    --------    --------
                                                                                   (dollars in thousands)
Interest income attributable to:
Loans ...............................................................   $  4,090    $  1,645    $    (12)   $  5,723
Mortgage-backed securities and
     collateralized mortgage obligations ............................      1,374         694         160       2,228
Short-term investemts (1) ...........................................        164         (38)        (25)        101
Tax Certificates ....................................................       (123)        565        (410)         32
Long-term investments and FHLB stock ................................      1,344        (113)       (115)      1,116
                                                                        --------    --------    --------    --------
     Total interest-earning assets ..................................      6,849       2,753        (402)      9,200
                                                                        --------    --------    --------    --------
Interest expense attributable to:
NOW/Money Market ....................................................        141         165          (7)        299
Savings .............................................................         17         456         (42)        431
Certificates of Deposit .............................................      2,600       4,473         200       7,273
Trust preferred securities ..........................................       (213)        (21)         (2)       (236)
Senior Notes ........................................................         --         (20)         (3)        (23)
FHLB advances and other borrowings ..................................      2,030         925          (6)      2,949
                                                                        --------    --------    --------    --------
Total interest-bearing liabilities ..................................      4,575       5,978         140      10,693
                                                                        --------    --------    --------    --------
Increase (decrease) in net
     interest income ................................................   $  2,274    $ (3,225)   $   (542)   $ (1,493)
                                                                        ========    ========    ========    ========

(1) Short-term investments include FHLB overnight deposits and securities purchased under agreements to resell.

                                                                                Six Months Ended March 31,
                                                                                       2001 v. 2000
                                                                        --------------------------------------------
                                                                               Increase (Decrease)
                                                                                      Due to
                                                                        --------------------------------
                                                                                                 Changes
                                                                        Changes     Changes        in        Total
                                                                           in          in         Rate/     Increase
                                                                         Volume       Rate       Volume    (Decrease)
                                                                        --------    --------    --------    --------
                                                                                   (dollars in thousands)
Interest income attributable to:
Loans ...............................................................   $ 10,214    $  5,097    $    317    $ 15,628
Mortgage-backed securities and
     collateralized mortgage obligations ............................      1,805         952         139       2,896
Short-term investemts (1) ...........................................        213          48          10         271
Tax Certificates ....................................................       (291)        673        (459)        (77)
Long-term investments and FHLB stock ................................      2,226         (83)        (77)      2,066
                                                                        --------    --------    --------    --------
     Total interest-earning assets ..................................     14,167       6,687         (70)     20,784
                                                                        --------    --------    --------    --------
Interest expense attributable to:
NOW/Money Market ....................................................        268         266          13         547
Savings .............................................................       (491)        925         (75)        359
Certificates of Deposit .............................................      6,506       9,202       1,073      16,781
Trust preferred securities ..........................................       (430)        (34)          3        (461)
Senior Notes ........................................................         --         (90)         (2)        (92)
FHLB advances and other borrowings ..................................      3,759       2,390         245       6,394
                                                                        --------    --------    --------    --------
Total interest-bearing liabilities ..................................      9,612      12,659       1,257      23,528
                                                                        --------    --------    --------    --------
Increase (decrease) in net
     interest income ................................................   $  4,555    $ (5,972)   $ (1,327)   $ (2,744)
                                                                        ========    ========    ========    ========

(1) Short-term investments include FHLB overnight deposits and securities purchased under agreements to resell.

Non- Interest Income

         Non-interest income increased by $1.3 million to $2.9 million for the three months ended March 31, 2001, up 81.3% from the same prior year period, and $2.1 million for the six months ended March 31, 2001, up 72.4% from the same prior year period. This includes a net gain on the sale of loans, mortgage-backed securities and other assets, in the second quarter of fiscal 2001 of $0.7 million. See Second Quarter Highlights. The balance of the increases, in both the three months and six months periods, can be attributed to the increase in fee based income and the sale of specialized financial products to businesses and consumers as well as products sold through our affiliate organization BUFC Financial Services.

Non-Interest Expense

         Non-interest expenses decreased by $1.0 million to $12.8 million for the three months ended March 31, 2001, down 7.3% from the same prior year period, and by $1.0 million for the six months ended March 31, 2001, down 3.8% from the same prior year period. The decrease of $1.0 million for the three months ended March 31, 2001 compared to the prior year period stems from a decrease in advertising and promotion of $0.7 million and a decrease in loan servicing of $0.3 million. The decrease of $1.0 million for the six months ended March 31, 2001 compared to the prior year period stems from a decrease in advertising and promotion of $0.7 million, a decrease in loan servicing of $0.4 million and a decrease in professional fees of $0.2 million, offset by an increase in occupancy and equipment of $0.3 million. Non-interest expense, stated as a percentage of average assets, dropped to 1.2% for both the three months and six months ended March 31, 2001, compared to 1.4% for both of the same prior year periods.

Income Taxes

         The income tax provision decreased by $0.1 million, or 3.8% to $2.5 million for the three months ended March 31, 2001, compared to $2.6 million for the prior year period, and by $0.3 million, or 5.8% to $4.9 million for the six months ended March 31, 2001, compared to $5.2 million for the prior year period. These decreases are the result of an adjustment to the Company's effective tax rate used to determine income tax expense.

Extraordinary Item

         In November 1999, the Board of Directors of BankUnited authorized the purchase, from time to time, in the open market or otherwise, of up to 300,000 shares of Trust Preferred Securities issued by its trust subsidiaries (the "Trust Preferred Securities").

         BankUnited purchased 2,000 shares of Trust Preferred Securities at a cost of $1.6 million during the three months ended March 31, 2001, resulting in total purchases of 6,800 Trust Preferred Securities at a cost of $5.3 million for the six months ended March 31, 2001. As a result of the early extinguishment of the Trust Preferred Securities, the purchases resulted in extraordinary gains of $0.2 million, net of $0.1 million in taxes, for the three months ended March 31, 2001, and $0.8 million, net of $0.4 million in taxes, for the six months ended March 31, 2001. From November 1999 to date, BankUnited has purchased a total of 165,299 shares of Trust Preferred Securities at a cost of $9.7 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The discussion contained in BankUnited's Annual Report on Form 10-K/A for the year ended September 30, 2000, under Item 7a, "Quantitative and Qualitative Disclosures about Market Risk," provides detailed quantitative and qualitative disclosures about market risk and should be referenced for information thereon. In addition, the following discussion addresses the sources and effects of developments during the six months ended March 31, 2001 which related to risks associated with investments and mortgage-backed securities.

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

         Risks Associated with Investments and Mortgage-Backed Securities. BankUnited purchases fixed and adjustable rate mortgage-backed securities and other securities for liquidity, yield and risk management purposes. Changes in market interest rates associated with BankUnited's investments and mortgage-backed securities could have a material adverse effect on BankUnited's carrying value of its securities. Such changes in the carrying value of mortgage-backed securities and other securities classified as available-for-sale would be reflected, net of taxes, as a component of other comprehensive income. See Note 4 - "Comprehensive Income" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Securities Portfolio."

                           PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

         On April 20, 2001, the Registrant announced the promotions and certain changes in the responsibilities of its executive officers, in a Press Release attached as Exhibit 99.1 to this Form 10-Q.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  27.1 Financial Data Schedule
                  99.1 Press release announcing executive officers promotions

         (b)      Reports on Form 8-K.

                  BankUnited filed no reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                     BANKUNITED FINANCIAL CORPORATION

                                     By: /s/ Humberto Lopez
                                        -------------------------------------
                                         Humberto Lopez
                                         Senior Executive Vice President and
                                         Chief Financial Officer
Date: May 3, 2001

                BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES
                 Form 10-Q for the Quarter Ended March 31, 2001

                                INDEX TO EXHIBITS

Exhibit No.       Numbered Page
-----------       -------------

   27.1           Financial Data Schedule .................         Sequentially

   99.1           Press Release ...........................         Sequentially