Form 10-Q
period 2001-06-30
BANKUNITED FINANCIAL CORP
filed 2001-08-14
CIK 894490

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001

                                      or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 5-43936

                       BankUnited Financial Corporation
                       --------------------------------
            (Exact name of registrant as specified in its charter)



               Florida                               65-0377773
      --------------------------------           ------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No __
                                      ---

The number of shares outstanding of the registrant's common stock at the close of business on August 09, 2001 was 24,529,589 shares of Class A Common Stock, $.01 par value, and 505,669 shares of Class B Common Stock, $.01 par value.

This Form 10-Q contains 36 pages.

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

             Form 10-Q Report for the Quarter Ended June 30, 2001

                                      INDEX

                                                                        Page No.
                                                                        -------
PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements
             --------------------

             Consolidated Statements of Financial Condition as of
             June 30, 2001 (unaudited) and September 30, 2000                3

             Consolidated Statements of Operations (unaudited)
             for the Three Months and Nine Months Ended June 30, 2001
             and June 30, 2000                                               4

             Consolidated Statements of Stockholders' Equity
             (unaudited) for the Nine Months Ended June 30, 2001
             and June 30, 2000                                               5

             Consolidated Statements of Cash Flows (unaudited)
             for the Nine Months Ended June 30, 2001
             and June 30, 2000                                             6-7

             Condensed Notes to Consolidated Financial
             Statements (unaudited)                                       8-12

     Item 2. Management's Discussion and Analysis of
             ---------------------------------------
             Financial Condition and Results of Operations               13-33
             ---------------------------------------------

     Item 3. Quantitative and Qualitative Disclosures about Market Risk     34
             ----------------------------------------------------------

PART II - OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K                               35
             --------------------------------

BankUnited Financial Corporation and Subsidiaries
Consolidated Statements of Financial Condition

                                                                                         June 30,                 September 30,
                                                                                           2001                        2000
                                                                                       ------------               -------------
Assets:                                                                                     (dollars in thousands, except per
                                                                                                       share data)
  Cash..............................................................................   $     35,584               $      28,681
  Federal Home Loan Bank overnight deposits.........................................        192,693                     247,640
  Securities purchased under agreements to resell...................................          8,696                      63,000
  Tax certificates (net of reserves of $932 and $986, respectively).................          1,611                       5,699
  Investments held to maturity (fair value of $66,331 and $4,985,
    respectively)...................................................................         66,381                       5,062
  Investments available for sale, at fair value.....................................         28,371                      17,403
  Mortgage-backed securities, held to maturity (fair value of $225,500
    and $220,484, respectively).....................................................        220,701                     222,592
  Mortgage-backed securities available for sale, at fair value......................        542,486                     119,763
  Loans receivable, net.............................................................      3,374,678                   3,358,137
  Mortgage loans held for sale (fair value of $272,533 and $313,840,
    respectively)...................................................................        270,042                     312,632
  Other interest-earning assets.....................................................         66,625                      62,676
  Office properties and equipment, net..............................................         16,281                      16,158
  Real estate owned.................................................................          1,428                       2,286
  Accrued interest receivable.......................................................         28,813                      26,648
  Mortgage servicing rights.........................................................          5,859                       6,227
  Goodwill..........................................................................         28,746                      29,911
  Bank owned life insurance.........................................................         20,198                           -
  Prepaid expenses and other assets.................................................         22,352                      27,554
                                                                                       ------------               -------------
    Total assets....................................................................   $  4,931,545               $   4,552,069
                                                                                       ============               =============

Liabilities and Stockholders' Equity
Liabilities:
  Deposits..........................................................................   $  2,642,374               $   2,609,538
  Securities sold under agreements to repurchase....................................        109,718                       9,205
  Advances from Federal Home Loan Bank..............................................      1,329,714                   1,251,426
  Senior notes......................................................................        200,000                     200,000
  Company obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely junior subordinated deferrable interest
    debentures of BankUnited........................................................        204,592                     212,393
  Interest payable (primarily on deposits and advances
    from Federal Home Loan Bank)....................................................         15,785                      12,041
  Advance payments by borrowers for taxes and insurance.............................         22,115                      25,651
  Due to broker.....................................................................         94,798                           -
  Accrued expenses and other liabilities............................................         29,270                      29,228
                                                                                       ------------               -------------
    Total liabilities...............................................................      4,648,366                   4,349,482
                                                                                       ------------               -------------

Stockholders' Equity:
  Preferred stock, Series B and Series 9%, $0.01 par value.
    Authorized shares-10,000,000; issued shares-1,052,938 and 992,938;
    outstanding shares-1,051,938 and 991,938, respectively..........................             11                          10
  Class A Common Stock, $0.01 par value. Authorized shares-30,000,000;
    issued shares-23,999,389 and 18,093,575; outstanding shares-23,666,389
    and 17,760,575, respectively....................................................            240                         180
  Class B Common Stock, $0.01 par value. Authorized shares-3,000,000;
    issued and outstanding shares- 505,669 and 446,262,
    respectively....................................................................              5                           5
  Additional paid-in capital........................................................        247,021                     181,692
  Retained earnings.................................................................         41,498                      29,055
  Treasury stock, 333,000 shares of class A Common Stock and 1,000 shares of
    Preferred Series 9%.............................................................         (2,801)                     (2,801)
  Accumulated other comprehensive loss..............................................         (2,795)                     (5,554)
                                                                                       ------------               -------------
    Total stockholders' equity......................................................        283,179                     202,587
                                                                                       ------------               -------------
    Total liabilities and stockholders' equity......................................   $  4,931,545               $   4,552,069
                                                                                       ============               =============

See condensed notes to consolidated financial statements

BankUnited Financial Corporation and Subsidiaries
Consolidated Statements of Operations

                                                           For the Three Months Ended June 30,    For the Nine Months Ended June 30,
                                                           -----------------------------------    ----------------------------------
                                                                 2001                2000              2001                2000
                                                           -----------------------------------    ----------------------------------
                                                              (dollars in thousands, except         (dollars in thousands, except
                                                                   earnings per share)                   earnings per share)
Interest income:
   Interest and fees on loans............................     $   66,916          $   67,310        $  206,820           $ 191,586
   Interest on mortgage-backed securities................          9,946               6,439            25,082              18,679
   Interest on short-term investments....................            291                 424             1,414               1,276
   Interest and dividends on long-term investments
     and other interest-earning assets...................          2,555               1,707             7,765               4,928
                                                              ----------          ----------        ----------           ---------
      Total interest income..............................         79,708              75,880           241,081             216,469
                                                              ----------          ----------        ----------           ---------

Interest expense:
   Interest on deposits..................................         35,531              32,265           111,057              90,104
   Interest on borrowings................................         20,462              18,782            60,184              52,203
   Preferred dividends of Trust Subsidiary...............          4,954               5,199            14,996              15,701
                                                              ----------          ----------        ----------           ---------
      Total interest expense.............................         60,947              56,246           186,237             158,008
                                                              ----------          ----------        ----------           ---------
   Net interest income before provision for loan losses..         18,761              19,634            54,844              58,461
Provision for loan losses................................          1,650               1,000             4,450               3,200
                                                              ----------          ----------        ----------           ---------
   Net interest income after provision for loan losses...         17,111              18,634            50,394              55,261
                                                              ----------          ----------        ----------           ---------
Non-interest income:
  Service fees, net......................................          1,843               1,128             4,987               3,065
  Net gain on sale of loans, mortgage-backed securities
     and other assets....................................            861                  30             1,596                  30
  Other..................................................          1,172                 444             2,292               1,384
                                                              ----------          ----------        ----------           ---------
     Total non-interest income...........................          3,876               1,602             8,875               4,479
                                                              ----------          ----------        ----------           ---------

Non-interest expense:
   Employee compensation and benefits....................          5,772               5,403            16,122              15,497
   Occupancy and equipment...............................          2,280               1,978             6,630               6,123
   Insurance.............................................            244                 255               754                 929
   Professional fees-legal and accounting................          1,041                 939             2,609               2,737
   Telecommunications and data processing................            884                 713             2,453               2,137
   Loan servicing expense................................          1,093               1,406             3,611               4,353
   Real estate owned operations..........................              -                 (31)             (166)               (222)
   Advertising and promotion expense.....................            505                 879             1,816               2,849
   Amortization of goodwill..............................            388                 388             1,165               1,165
   Other operating expenses..............................          1,530               1,847             4,454               4,950
                                                              ----------          ----------        ----------           ---------
      Total non-interest expenses........................         13,737              13,777            39,448              40,518
                                                              ----------          ----------        ----------           ---------

   Income before income taxes, extraordinary item
    and preferred stock dividends........................          7,250               6,459            19,821              19,222
Income taxes.............................................          2,663               2,631             7,600               7,845
                                                              ----------          ----------        ----------           ---------

   Income before extraordinary item and preferred
     stock dividends.....................................          4,587               3,828            12,221              11,377
Extraordinary item (net of tax)..........................             61                   9               822                 701
                                                              ----------          ----------        ----------           ---------

   Net income before preferred stock dividends...........          4,648               3,837            13,043              12,078
Preferred stock dividends................................            205                 198               600                 593
                                                              ----------          ----------        ----------           ---------
   Net income............................................     $    4,443          $    3,639        $   12,443           $  11,485
                                                              ==========          ==========        ==========           =========

Earnings Per Share:
   Basic
      Net income before extraordinary item...............     $     0.23          $     0.20        $     0.62           $    0.59
      Extraordinary item (net of tax)....................              -                   -              0.05                0.04
                                                              ----------          ----------        ----------           ---------
          Net income.....................................     $     0.23          $     0.20        $     0.67           $    0.63
                                                              ==========          ==========        ==========           =========
   Diluted
      Net income before extraordinary item...............     $     0.22          $     0.20        $     0.60           $    0.58
      Extraordinary item (net of tax)....................              -                   -              0.04                0.04
                                                              ----------          ----------        ----------           ---------
          Net income.....................................     $     0.22          $     0.20        $     0.64           $    0.62
                                                              ==========          ==========        ==========           =========

Weighted average number of common shares
 outstanding during the period:
   Basic.................................................         19,150              18,190            18,614              18,228
                                                              ==========          ==========        ==========           =========
   Diluted...............................................         20,487              18,689            19,578              18,797
                                                              ==========          ==========        ==========           =========

See condensed notes to consolidated financial statements

BankUnited Financial Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity

                                                                  For the Nine Months Ended June 30, 2001 and 2000
                                            ----------------------------------------------------------------------------------------
                                                                                                        Accumulated
                                                                                                          Other
                                                                   Additional                         Comprehensive       Total
                                             Preferred    Common     Paid-in    Retained   Treasury       Loss        Stockholders'
                                               Stock      Stock      Capital    Earnings    Stock     Net of Taxes       Equity
                                            ----------- --------- ------------ ---------- ---------- --------------- ---------------
                                                                                    (dollars in thousands)
Balance at September 30, 2000.............. $        10  $    185  $   181,692  $  29,055  $  (2,801) $       (5,554) $     202,587
  Comprehensive income:
   Net income for the nine months ended
    June 30, 2001..........................           -         -            -     13,043          -               -         13,043
   Payments of dividends on the
      BankUnited Preferred Stock...........           -         -            -       (600)         -               -           (600)
   Other comprehensive income, net of tax..           -         -            -          -          -           2,759          2,759
                                                                                                                     ---------------
          Total comprehensive income.......                                                                                  15,202

  Stock issued from additional
   offering of 5,700,000 shares of
   Class A Common Stock....................           -        57       64,081          -          -               -         64,138
  Stock issued through the
    exercise of options, restricted
    stock grants and employee
    stock grants...........................           1         3        1,248          -          -               -          1,252
                                            ----------- --------- ------------ ---------- ---------- --------------- ---------------
Balance at June 30, 2001................... $        11  $    245  $   247,021  $  41,498  $  (2,801) $       (2,795) $     283,179
                                            =========== ========= ============ ========== ========== =============== ===============


Balance at September 30, 1999.............. $        10  $    185  $   181,335  $  14,081  $  (1,684) $       (3,790) $     190,137
  Comprehensive income:
   Net income for the nine months ended
      June 30, 2000........................           -         -            -     12,078          -               -         12,078
   Payments of dividends on the
      BankUnited Preferred Stock...........           -         -            -       (593)         -               -           (593)
   Other comprehensive income, net of tax..           -         -            -          -          -          (2,750)        (2,750)
                                                                                                                     ---------------
          Total comprehensive income.......                                                                                   8,735

  Stock issued through the exercise of
   options, restricted stock grants,
   directors' compensation and
   employee stock grants...................           -         1          230          -          -               -            231
  Treasury stock acquired..................           -         -            -          -     (1,117)              -         (1,117)
  Common stock issued through
     preferred stock dividends.............           -         -           34          -          -               -             34
                                            ----------- --------- ------------ ---------- ---------- --------------- ---------------
Balance at June 30, 2000................... $        10  $    186  $   181,599  $  25,566  $  (2,801) $       (6,540) $     198,020
                                            =========== ========= ============ ========== ========== =============== ===============

           See condensed notes to consolidated financial statements.

BankUnited Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

                                                                                          For the Nine Months Ended
                                                                                                   June 30,
                                                                                  ------------------------------------------
                                                                                          2001                   2000
                                                                                  ------------------      ------------------
                                                                                             (dollars in thousands)
Cash flows from operating activities:
 Net income before preferred stock dividends...................................   $           13,043      $           12,078
   Adjustments to reconcile net income before preferred stock dividends to net cash  provided by operating activities:
        Provision for loan losses..............................................                4,450                   3,200
        Depreciation and amortization..........................................                2,272                   2,141
        Adjustments to the carrying value of real estate owned.................                  377                     846
        Amortization of fees, discounts and premiums, net......................                3,442                   2,820
        Amortization of mortgage servicing rights..............................                1,115                   1,183
        Amortization of goodwill...............................................                1,165                   1,165
        Amortization of unrealized losses on transferred
          mortgage-backed securities...........................................                  167                     176
        Amortization of issuance cost of Senior Notes..........................                  400                     504
        Amortization of restricted stock and other stock awards................                  207                      34
        Net gain on sale of loans, mortgage-backed securities
         and other assets......................................................               (1,596)                    (30)
        Net gain on sale of real estate owned..................................                 (317)                   (511)
        Increase in bank owned life insurance cash value.......................                 (198)                      -
        Extraordinary gain on repurchase of trust preferred securities.........               (1,337)                 (1,105)
      Loans originated for sale................................................              (31,113)                      -
      Proceeds from sale of loans..............................................               34,281                   4,261
      Increase in accrued interest receivable..................................               (2,165)                 (1,495)
      Increase in interest payable on deposits and FHLB advances...............                3,744                   2,404
      (Decrease) increase in accrued taxes.....................................               (2,360)                  3,534
      Increase (decrease) in accrued expenses and other liabilities............                  669                    (969)
      Decrease (increase) in prepaid expenses and other assets.................                4,706                  (5,122)
      Other, net...............................................................                 (672)                   (180)
                                                                                  ------------------      ------------------
            Net cash provided by operating activities..........................               30,280                  24,934
                                                                                  ------------------      ------------------

Cash flows from investing activities:
    Net increase in loans......................................................             (160,069)               (370,018)
    Purchase of investment securities held to maturity.........................              (66,227)                      -
    Purchase of investment securities available for sale.......................               (9,932)                      -
    Purchase of mortgage-backed securities held to maturity....................              (50,320)                (49,824)
    Purchase of mortgage-backed securities available for sale..................             (329,363)                      -
    Purchase of other earning assets...........................................              (44,699)                (34,149)
    Purchase of bank owned life insurance......................................              (20,000)                      -
    Proceeds from repayments of investment securities held to maturity.........                5,000                       -
    Proceeds from repayments of investment securities available for sale.......                  350                   2,250
    Proceeds from repayments of mortgage-backed securities held to maturity....               52,458                  21,624
    Proceeds from repayments of mortgage-backed securities available for sale..               32,238                  17,184
    Proceeds from sale of mortgage-backed securities held to maturity..........                   21                       -
    Proceeds from sale of mortgage-backed securities available for sale........              146,620                       -
    Proceeds from repayments of other earning assets...........................               40,750                  28,650
    Proceeds from sale of real estate owned....................................                2,614                   7,413
    Purchase of office properties and equipment................................               (2,473)                 (2,430)
    Net decrease in tax certificates...........................................                4,088                   7,008
                                                                                  ------------------      ------------------
            Net cash used in investing activities..............................   $         (398,944)     $         (372,292)
                                                                                  ==================      ==================
                                                                                            (continued on next page)

BankUnited Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Continued)

                                                                                       For the Nine Months Ended
                                                                                                  June 30,
                                                                                  ------------------------------------
                                                                                         2001                2000
                                                                                  ----------------    ----------------
                                                                                         (dollars in thousands)
Cash flows from financing activities:
     Net increase in deposits..............................................       $         32,836    $        260,263
     Net increase in Federal Home Loan Bank advances.......................                 78,288             109,979
     Net increase (decrease) in other borrowings...........................                100,513             (16,455)
     Capitalized costs for the maintenance of senior notes.................                   (263)               (310)
     Repurchase of trust preferred securities..............................                 (6,105)             (2,652)
     Net proceeds from issuance of stock...................................                 65,183                 231
     Purchase of BankUnited's Class A Common and
        Preferred Stock....................................................                      -              (1,117)
     Dividends paid on BankUnited's preferred stock........................                   (600)               (559)
     Decrease in advances from borrowers for taxes and insurance...........                 (3,536)             (1,106)
                                                                                  ----------------    ----------------
          Net cash provided by financing activities........................       $        266,316    $        348,274
                                                                                  ----------------    ----------------

(Decrease) increase in cash and cash equivalents...........................               (102,348)                916

Cash and cash equivalents at beginning of period...........................                339,321             226,535
                                                                                  ----------------    ----------------
Cash and cash equivalents at end of period.................................       $        236,973    $        227,451
                                                                                  ================    ================

Supplemental disclosure of non-cash investing and financing activities:
     Securitization of loans receivable and mortgage loans held for sale...       $        173,878    $              -
     Purchase of mortgage-backed securities settling in July...............       $         94,798    $              -
     Transfers from loans to real estate owned.............................       $          1,816    $          5,696


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

     The unaudited consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the nine-month period ended June 30, 2001 are not necessarily indicative of the results, which may be expected for the year ending September 30, 2001. For further information, refer to the Consolidated Financial Statements and Notes thereto included in BankUnited's Annual Report on Form 10-K/A for the fiscal year ended September 30, 2000.

     Certain prior period amounts have been reclassified to conform to the June 30, 2001 consolidated financial statements.

2.   Earnings Per Share
     ------------------

     The following tables reconcile basic and diluted earnings per share for the three and nine months ended June 30, 2001 and 2000.

                                                                   For the Three Months Ended          For the Nine Months Ended
                                                                           June 30,                             June 30,
                                                                 ------------------------------     -------------------------------
                                                                    2001                2000            2001                2000
                                                                   ------              ------          ------              ------
                                                                            (dollars in thousands, except per share amounts)
Basic earnings per share:
    Numerator:
      Net income after preferred stock dividends
        and before extraordinary item.........................   $    4,382          $    3,630      $    11,621        $    10,784
        Extraordinary item....................................           61                   9              822                701
                                                                 ----------          ----------      -----------        -----------
      Net Income..............................................   $    4,443          $    3,639      $    12,443        $    11,485
                                                                 ==========          ==========      ===========        ===========
    Denominator:
      Weighted average common shares outstanding..............       19,150              18,190           18,614             18,228
                                                                 ==========          ==========      ===========        ===========

    Basic earnings per share before extraordinary item........   $     0.23          $     0.20      $      0.62        $      0.59
    Basic earnings per share from extraordinary item..........            -                   -             0.05               0.04
                                                                 ----------          ----------      -----------        -----------
    Basic earnings per share..................................   $     0.23          $     0.20      $      0.67        $      0.63
                                                                 ==========          ==========      ===========        ===========

Diluted earnings per share:
    Numerator:
      Net income after preferred stock dividends
        and before extraordinary item.........................   $    4,382          $    3,630      $    11,621        $    10,784
    Plus:
      Reduction of preferred stock dividends..................           49                  41              130                122
                                                                 ----------          ----------      -----------        -----------
    Diluted net income available to common stock
      before extraordinary item...............................        4,431               3,671           11,751             10,906
      Extraordinary item......................................           61                   9              822                701
                                                                 ----------          ----------      -----------        -----------
    Diluted net income available to common stock..............   $    4,492          $    3,680      $    12,573        $    11,607
                                                                 ==========          ==========      ===========        ===========

    Weighted average common shares outstanding................       19,150              18,190           18,614             18,228
    Plus:
      Number of common shares from the conversion of
        options and warrants..................................          878                  56              516                126
      Number of common shares from the conversion of
        preferred stock.......................................          459                 443              448                443
                                                                 ----------          ----------      -----------        -----------
  Diluted weighted average shares outstanding.................       20,487              18,689           19,578             18,797
                                                                 ==========          ==========      ===========        ===========

  Diluted earnings per share before extraordinary item........   $     0.22          $     0.20      $      0.60        $      0.58
  Diluted earnings per share from extraordinary item..........            -                   -             0.04               0.04
                                                                 ----------          ----------      -----------        -----------
  Diluted earnings per share..................................   $     0.22          $     0.20      $      0.64        $      0.62
                                                                 ==========          ==========      ===========        ===========

3.   Capital
     -------

     The Office of Thrift Supervision ("OTS") requires that the Bank meet minimum regulatory, core and risk-based capital requirements. Currently, the Bank exceeds all regulatory capital requirements. The Bank's required, actual and excess regulatory capital levels as of June 30, 2001 and 2000 were as follows:

                                                              Regulatory Capital
                         ----------------------------------------------------------------------------------------------------
                                  Required                          Actual                            Excess
                        --------------------------------   -----------------------------   ----------------------------------
                               2001           2000              2001            2000             2001               2000
                        ---------------  ---------------   --------------  -------------   ---------------   ----------------
                                                          (dollars in thousands)

Core capital.........    $     146,055   $    131,015   $     358,248    $     336,161   $      212,193    $      205,146
     % of Assets.....              3.0%           3.0%            7.4%             7.7%             4.4%              4.7%

Risk based capital...    $     198,726   $    184,202   $     370,210    $     349,050   $      171,484    $      164,848
     % of Assets.....              8.0%           8.0%           14.9%            15.2%             6.9%              7.2%


4.   Comprehensive Income
     --------------------

     BankUnited's comprehensive income includes all items which comprise net income, plus other comprehensive income, which includes the unrealized holding gains and losses on securities available for sale. For the three and nine months ended June 30, 2001 and 2000, BankUnited's other comprehensive income (loss) was as follows:

                                                                  For the Three Months Ended        For the Nine Months Ended
                                                                          June 30,                          June 30,
                                                              ----------------------------------  -------------------------------
                                                                     2001              2000            2001              2000
                                                              ----------------   ---------------  -------------    --------------
                                                                                       (dollars in thousands)
Other comprehensive income (loss), net of taxes:
Unrealized holding gains (losses) arising during the period...     $   377        $   (1,322)         $   2,997     $  (2,858)
     Reclassification adjustment for:
         Realized gains on sales during the period............        (337)                -               (341)            -
         Amortization of unrealized losses on transferred
          securities..........................................          35                33                103           108
                                                                   -------        ----------          ---------     ---------
Total other comprehensive income (loss), net of taxes.........     $    75        $   (1,289)         $   2,759     $  (2,750)
                                                                   =======        ==========          =========     =========

5.   Adoption of Statement of Financial Accounting Standard No. 133
     --------------------------------------------------------------

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

     During the three months and nine months ended June 30, 2001, BankUnited recorded fair value adjustments of approximately $22,000 and $294,000, respectively, as losses in earnings to recognize the change in the fair value of existing derivative instruments. Fair value adjustments of $20,000 and $297,000, respectively, were recorded as gains in earnings to recognize the change in the fair value of the related embedded call options in the FHLB advances. Both gains and losses are recorded as a component of interest on borrowings in the Statement of Operations.

6.   Adoption of Statement of Financial Accounting Standard No. 140
     --------------------------------------------------------------

     Effective April 1, 2001, BankUnited adopted Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," or SFAS No. 140. SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 140 also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

     When BankUnited sells receivables in securitizations of residential mortgage loans, it retains servicing rights and securities, which are retained interests in the securitized receivables. Gain or loss on the sale of the receivables depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interest based on their relative fair value at the date of the transfer. Fair value is derived from current market information and assumptions for similar products.

     During the quarter ended June 30, 2001, BankUnited securitized $37.0 million of residential mortgage loans and subsequently sold $30.2 million of the resulting securities, recognizing gains of $283,000. In these, securitization transactions, BankUnited retains servicing responsibilities. BankUnited receives annual servicing fees approximating 0.25% of the outstanding receivable balance. The investors in the securitized assets have no recourse to BankUnited's other assets for failure of debtors to pay when due. BankUnited's retained interests are subordinate to investors' interests. The value of the retained interest is subject to prepayment risk on the transferred financial assets, and the general level of interest rates. The fair value of servicing assets retained, upon the securitization of residential mortgage loans and the sale of resulting securities during the quarter ended June 30, 2001, is $493,000.

7.   Commitments and Contingencies
     -----------------------------

     BankUnited is a party to certain claims and litigation arising in the ordinary course of business. In the opinion of management, the resolution of such claims and litigation will not materially affect BankUnited's consolidated financial position or results of operations.

8.   Extraordinary Item
     ------------------

     In November 1999, the Board of Directors of BankUnited authorized the purchase, from time to time, in the open market, or otherwise, of up to 300,000 shares of Trust Preferred Securities issued by its trust subsidiaries (the "Trust Preferred Securities").

     BankUnited purchased 1,000 shares of Trust Preferred Securities at a cost of $0.9 million during the three months ended June 30, 2001, resulting in total purchases of 7,800 Trust Preferred Securities at a cost of $6.1 million for the nine months ended June 30, 2001. As a result of the early extinguishments of the Trust Preferred Securities, the purchases resulted in extraordinary gains of $61,000, net of $38,000 in taxes, for the three months ended June 30, 2001, and $0.8 million, net of $0.5 million in taxes, for the nine months ended June 30, 2001. From November 1999 to date, BankUnited has purchased a total of 166,299 shares of Trust Preferred Securities at a cost of $10.6 million.

9.   Subsequent Events
     -----------------

     On July 3, 2001, BankUnited sold an additional 855,000 shares of its Class A Common Stock, at a price of $12.00 per share, to the underwriters of the public offering closed in June of 2001. The shares were sold pursuant to the underwriters' exercise of an over-allotment option granted by BankUnited. The net proceeds from this exercise approximated $9.7 million.

     On July 9, 2001 BankUnited announced that it was calling for redemption, on August 15, 2001, all of the outstanding shares of its 9% Noncumulative Perpetual Preferred Stock (the "9% Preferred Stock")at a redemption price of $10.00 per share. On and after August 15, 2001, holders of the 9% Preferred Stock will not have any rights as holders other than the right to receive the redemption price, upon surrender of their shares of 9% Preferred Stock. Dividends on this stock ceased to accrue on June 30, 2001. As of June 30, 2001, there were 696,117 shares of 9% Preferred Stock outstanding.

10.  Recent Accounting Pronouncements
     --------------------------------

     During June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 is effective for business combinations initiated after June 30, 2001. SFAS 141 requires that all business combinations completed after its adoption be accounted for under the purchase method of accounting and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS 142 will be effective for BankUnited on October 1, 2002, but allows for early adoption as of the beginning of a company's fiscal year, and primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Upon adoption of SFAS 142, goodwill will no longer be amortized but is required to be tested for impairment at least annually at the reporting unit level, and goodwill previously recorded is required to be analyzed for potential reallocation to certain identifiable intangible assets. BankUnited is in the process of assessing the impact that adoption of SFAS 142 will have on its financial position and results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

     The following discussion and analysis and the related financial data present a review of the consolidated operating results and financial condition of BankUnited for the three and nine months ended June 30, 2001 and 2000. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in BankUnited's Annual Report on Form 10-K/A for the year ended September 30, 2000.

     This Quarterly Report on Form 10-Q contains forward-looking statements. Additional written or oral forward-looking statements may be made by BankUnited, from time to time, in filings with the Securities and Exchange Commission or otherwise. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements may include, but not be limited to, projections of income, borrowing costs, prepayment rates, and plans for future operations or acquisitions, as well as assumptions relating to the foregoing. The words "believe," "expect," "anticipate," "estimate," "project," "intend," and similar expressions identify forward-looking statements that are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.

General
-------

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

     BankUnited's results of operations are dependent primarily on its net interest income, which is the difference between the interest earned on its assets, primarily its loan and securities portfolios, and its cost of funds, which consists of the interest paid on its deposits and borrowings. BankUnited's results of operations are also affected by its provision for loan losses as well as non-interest income, non-interest expenses and income tax expense. Non-interest income consists of service fees and realized gains from the sales of loans and mortgage-backed securities. Non-interest expenses consist of employee compensation and benefits, occupancy and equipment, insurance, professional fees, telecommunications and data processing, loan servicing expense and other operating expenses. The earnings of BankUnited are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates and the U.S. Treasury yield curves, government policies and actions of regulatory authorities.

Third Quarter Highlights
------------------------

     BankUnited reported net income of $4.4 million for the quarter ended June 30, 2001, up $0.8 million, or 22% compared to $3.6 million for the same period in the prior year. Basic and diluted earnings were $0.23 and $0.22 per share, respectively, for the quarter ended June 30, 2001, versus $0.20 per share for both basic and diluted earnings for the corresponding period in the prior year. During the quarter, BankUnited sold loans, mortgage-backed securities and other assets, which resulted in a pretax gain of $861,000.

     Assets continued to grow, and reached $4.9 billion in the quarter ended June 30, 2001, up from $4.6 billion at September 30, 2000, and up from $4.4 billion, or 11%, from the quarter ended June 30, 2000.

     BankUnited completed a secondary public offering of 5,700,000 shares of Class A Common Stock at $12 per share, raising over $64 million in net proceeds. Subsequently, on July 3, 2001, BankUnited raised an additional $9.7 million from the sale to the underwriters of an additional 855,000 shares pursuant to their exercise of an over-allotment option. BankUnited will be using approximately $7 million of proceeds received from this secondary offering of Class A Common Stock to redeem its 9% Preferred Stock. The remaining funds have been invested and a portion used for funding working capital needs.

     BankUnited was added to the Russell 2000(C) Index and the broader Russell 3000(C) Index.

     BankUnited opened a branch office in Pembroke Pines, increasing the Bank's branch office total to thirty-six.

     Liquidity and Capital Resources
     -------------------------------

     BankUnited's cash and cash equivalents decreased by $102.3 million to $237.0 million at June 30, 2001 from $339.3 million at September 30, 2000. The decrease is due to cash used in investing activities of $398.9 million, offset by cash provided by financing activities and operating activities of $266.3 million and $30.3 million, respectively.

     BankUnited's primary use of funds during the nine months ended June 30, 2001 was for investing activities, including funding of loans and purchases of investment securities and mortgage-backed securities, and other earning assets. These uses were partially offset by cash provided by repayments of mortgage-backed securities and other earning assets and sales of mortgage-backed securities.

     Net cash used in investing activities during the nine months ended June 30, 2001 was $398.9 million compared to $372.3 million, for the nine months ended June 30, 2000. For the nine months ended June 30, 2001 and 2000, increases to the loan portfolio totaled $160.1 million and $370.0 million, respectively. For the nine months ended June 30, 2000 the loan portfolio increased $370.0 million. For the nine months ended June 30, 2001, purchases of investment securities totaled $76.2 million. There were no purchases of investment securities during the nine months ended June 30, 2000. Purchases of mortgage-backed securities for the nine months ended June 30, 2001 totaled $379.7 million compared to $49.8 million for the same period in 2000, and purchases of other earning assets totaled $44.7 million, as compared to $34.1 million for the same period in 2000. For the nine months ended June 30, 2001, there was a purchase of bank owned life insurance of $20.0 million. There were no purchases of bank owned life insurance in 2000 (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Assets", for a further discussion of bank owned life insurance).

     Proceeds from repayments of investment securities were $5.4 million and $2.3 million for the nine months ended June 30, 2001 and 2000, respectively. Proceeds from repayments of mortgage-backed securities were $84.7 million and $38.8 million for the nine months ended June 30, 2001 and 2000, respectively. Proceeds from repayments of other earning assets were $40.8 million and $28.7 million for the nine months ended June 30, 2001 and 2000, respectively. For the nine months ended June 30, 2001, proceeds from the sale of mortgage-backed securities were $146.6 million. During the same period in 2000, there were no sales of mortgage-backed securities.

     BankUnited's primary source of funds provided by its financing activities were increases in Federal Home Loan Bank of Atlanta ("FHLB") advances, other borrowings, and deposits and proceeds from the issuance of stock. For the nine months ended June 30, 2001, net increases in FHLB advances were $78.3 million, compared to $110.0 million for the same period in the prior year. For the nine months ended June 30, 2001, the net increase in other borrowings was $100.5 million, compared to a decrease of $16.5 million for the same period in the prior year. For the nine months ended June 30, 2001, deposits increased by $32.8 million, compared to a $260.3 million increase for the same period in the prior year. The increase in proceeds from issuance of stock of $65.4 million, compared to $0.2 million for the same period in the prior year, includes $64.1 million of net proceeds from the secondary offering of BankUnited's Class A Common Stock during the third quarter of 2001.

     BankUnited's primary use of funds in its financing activities, were the repurchase of trust preferred securities and the net decrease of advances from borrowers for taxes and insurance. For the nine months ended June 30, 2001, the net decrease in advances from borrowers for taxes and insurance was $3.5 million compared to $1.1 million for the same period in the prior year. BankUnited repurchased trust preferred securities in the amount of $6.1 million for the nine months ended June 30, 2001, compared to $2.7 million for the same period in the prior year.

     BankUnited's primary use of funds in its operating activities during the nine months ended June 30, 2001 was the origination of loans held for sale of $31.1 million, offset by a source of funds provided by the proceeds from the sale of loans of $34.3 million. During the nine months ended June 30, 2000, there were no originations of loans held for sale and $4.3 million of proceeds were received from the sale of loans.

     BankUnited's total stockholder's equity was $283.2 million at June 30, 2001, an increase of $80.6 million, or 39.8% from $202.6 million at September 30, 2000. The increase is due primarily to proceeds received from the secondary offering of Class A Common Stock of $64.1 million, income after preferred stock dividends for the nine months ended June 30, 2001 of $12.4 million and other comprehensive income of $2.8 million.

     Federal savings banks such as the Bank are required to maintain capital at levels specified by applicable minimum capital ratios. At June 30, 2001, the Bank was in compliance with all capital requirements and met the definition of a "well capitalized" institution under applicable federal regulations.

Asset Quality
-------------

     Non-performing assets as of June 30, 2001 were $31.0 million, which represents an increase of $5.7 million or 22.5% from $25.3 million as of September 30, 2000. The increase in non-performing assets primarily resulted from a net increase in non-accrual loans of $7.1 million, offset by a net decrease in real estate owned of $0.9 million, a decrease in loans past due 90 days and still accruing of $0.3 million, a decrease in restructured loans of $0.1 million, and a decrease in non-accrual tax certificates of $0.1 million.

     The net increase in non-accrual loans of $7.1 million was due to increased delinquencies in commercial mortgages, one-to-four family residential mortgages and consumer loans of $5.3 million, $3.3 million and $0.1 million, respectively, offset by a decrease in delinquencies in non-mortgage commercial loans, land loans and multi-family residential loans of $0.6 million, $0.6 million and $0.4 million, respectively. The net decrease of $0.9 million in real estate owned includes a reduction from the sale of properties aggregating $2.6 million, realized gains of $0.3 million, transfers to real estate owned of $1.8 million and an adjustment to the carrying value of $0.4 million. As of June 30, 2001, there were no loans past due 90 days and still accruing. The decrease of $0.3 million from September 30, 2000, was the result of moving $0.2 million back to the performing loan portfolio and charging off $0.1 million of loans. Non-performing assets as a percentage of total assets increased from 0.55% as of September 30, 2000 to 0.63% as of June 30, 2001 due to the increase in non-performing assets for the reasons discussed above.

     The following table sets forth information concerning BankUnited's non-performing assets at June 30, 2001 and September 30, 2000.

                                                                           June 30,             September 30,
                                                                             2001                   2000
                                                                      -------------------     -----------------
                                                                                (dollars in thousands)
             Non-accrual loans.....................................      $      26,807          $      19,751
             Restructured loans....................................              1,189                  1,283
             Loans past due 90 days and still accruing (1).........                  -                    261
                                                                      -------------------     -----------------
             Total non-performing loans............................             27,996                 21,295

             Non-accrual tax certificates..........................              1,526                  1,671
             Real estate owned.....................................              1,428                  2,286
                                                                      -------------------     -----------------
             Total non-performing  assets..........................      $      30,950          $      25,252
                                                                      ===================     =================

             Allowance for losses on tax certificates..............      $         932          $         986
             Allowance for loan losses.............................             14,334                 13,032
                                                                      -------------------     -----------------
             Total allowance.......................................      $      15,266          $      14,018
                                                                      ===================     =================

             Non-performing assets as a percentage of
                 total assets......................................               0.63%                  0.55%
             Non-performing loans as a percentage of
                 total loans.......................................               0.77%                  0.58%
             Allowance for loan losses as a percentage of
                 total loans.......................................               0.39%                  0.35%
             Allowance for loan losses as a percentage of
                 non-performing loans..............................              51.20%                 61.20%
             Net annualized year-to-date charge-offs as a
                percentage of average total loans..................               0.11%                  0.11%

(1) Consists primarily of loans guaranteed by the Federal Housing Authority ("FHA") acquired in the acquisition of Suncoast Savings and Loan Association, FSA.

         BankUnited's allowance for loan losses is established and maintained at levels management deems adequate to cover inherent losses on loans based upon a periodic evaluation of current information available on the risks inherent in the loan portfolio. The provision for loan losses for the three and nine months ended June 30, 2001 was $1.7 million and $4.5 million, respectively. The provision for loan losses for the three and nine months ended June 30, 2000 was $1.0 million and $3.2 million, respectively. BankUnited's allowance for loan losses increased by a net amount of $1.3 million from $13.0 million as of September 30, 2000 to $14.3 million as of June 30, 2001.



         The following table sets forth the change in BankUnited's allowance for loan losses for the three and nine months ended June 30, 2001 and 2000.

                                                                 For the Three Months                  For the Nine Months
                                                                    Ended June 30,                        Ended June 30,
                                                           ---------------------------------    --------------------------------
                                                                 2001               2000               2001              2000
                                                           ---------------   ---------------    --------------    --------------
                                                                                   (dollars in thousands)
Allowance for loan losses, balance (at beginning
    of period)..........................................     $    13,981        $    13,229       $    13,032       $    12,107
Provision for loan losses...............................           1,650              1,000             4,450             3,200
Loans charged off.......................................          (1,310)              (407)           (3,191)           (1,550)
Recoveries..............................................              13                 71                43               136
                                                           ---------------   ---------------    --------------    --------------
Allowance for loan losses, balance (at end of period)...     $    14,334        $    13,893       $    14,334       $    13,893
                                                           ===============   ===============    ==============    ==============

         During the three months ended June 30, 2001, commercial business and consumer loans accounted for 84% of charge offs, compared to 98% for the same period in the prior year. During the nine months ended June 30, 2001, commercial business and consumer loans accounted for 88% of charge offs, compared to 40% for the same period in the prior year. During the three months ended June 30, 2001, commercial business and consumer loans accounted for 100% of recoveries, compared to 15% for the same period in the prior year. During the nine months ended June 30, 2001, commercial business and consumer loans accounted for 100% of recoveries, compared to 46% for the same period in the prior year.

         During the three months ended June 30, 2001, one-to-four family loans accounted for 16% of charge offs, compared to 2% for the same period in the prior year. During the nine months ended June 30, 2001, one-to-four family loans accounted for 12% of charge offs, compared to 60% for the same period in the prior year. There were no recoveries for one-to-four family loans during the three and nine months ended June 30, 2001. During the three and nine months ended June 30, 2000, one-to-four family loans accounted for 85% and 54% of recoveries, respectively.

Loan Portfolio
--------------

         The following table sets forth the composition of BankUnited's loan portfolio, including loans held for sale, at June 30, 2001 and September 30, 2000.

                                                                      June 30,                     September 30,
                                                                       2001                             2000
                                                           -----------------------------   -----------------------------
                                                                              Percent of                     Percent of
                                                              Amount            Total        Amount            Total
                                                           -----------------------------   -----------------------------
                                                                                (dollars in thousands)
Mortgage loans:
      One-to-four family loans (1)...................      $   3,154,274           86.5%    $   3,218,868           87.8%
      Multi-family loans.............................             23,194            0.6            70,856            1.9
      Commercial real estate.........................            152,488            4.2           155,569            4.2
      Construction...................................             93,409            2.6            38,786            1.1
      Land...........................................             25,197            0.7            34,489            0.9
                                                           -------------    -----------     -------------    -----------
          Total mortgage loans.......................          3,448,562           94.6         3,518,568           95.9
                                                           -------------    -----------     -------------    -----------

Other loans:
      Consumer loans.................................             80,468            2.2            66,480            1.8
      Commercial business loans......................            110,811            3.1            83,023            2.3
                                                           -------------    -----------     -------------    -----------
        Total other loans............................            191,279            5.3           149,503            4.1
                                                           -------------    -----------     -------------    -----------
          Total loans................................          3,639,841           99.9         3,668,071          100.0
Unearned discounts, premiums and
      deferred loan fees, net........................             19,213            0.5            15,730            0.4
      Allowance for loan losses......................            (14,334)          (0.4)          (13,032)          (0.4)
                                                           -------------    -----------     -------------    -----------
Total loans receivable, net..........................      $   3,644,720          100.0%    $   3,670,769          100.0%
                                                           =============    ===========     =============    ===========

(1) For the nine months ended June 30, 2001, $173.9 million of residential loans were securitized.

Securities Portfolio
--------------------

Presented below is an analysis of the carrying values and fair values of investments held to maturity.

                                                                                 June 30, 2001
                                                           -------------------------------------------------------------
                                                                               Gross            Gross
                                                             Carrying       Unrealized        Unrealized        Fair
                                                               Value           Gains            Losses          Value
                                                           -------------    -----------     -------------    -----------
                                                                              (dollars in thousands)
U.S. Government agency securities...................       $      50,001    $         -     $        (351)   $    49,650
Trust preferred securities of other issuers.........              16,319            428              (127)        16,620
State of Israel Bonds...............................                  61              -                 -             61
                                                           -------------    -----------     -------------    -----------
     Total..........................................       $      66,381    $       428     $        (478)   $    66,331
                                                           =============    ===========     =============    ===========

                                                                                   September 30, 2000
                                                           -------------------------------------------------------------
                                                             Carrying          Gross            Gross
                                                                            Unrealized        Unrealized        Fair
                                                               Value           Gains            Losses          Value
                                                           -------------    -----------     -------------    -----------
                                                                              (dollars in thousands)
U.S. Government agency securities................          $       5,001    $         -     $         (77)   $     4,924
State of Israel Bonds............................                     61              -                 -             61
                                                           -------------    -----------     -------------    -----------
     Total.......................................          $       5,062    $         -     $         (77)   $     4,985
                                                           =============    ===========     =============    ===========

      Presented below is an analysis of the amortized costs and carrying values of investments designated as available for sale.

                                                                        June 30, 2001
                                               ----------------------------------------------------------------------
                                                                     Gross              Gross
                                                Amortized         Unrealized         Unrealized          Carrying
                                                  Cost               Gains             Losses              Value
                                               -------------    ---------------    ---------------    ---------------
                                                                      (dollars in thousands)
U.S. Government agency securities...........   $  4,998            $       32        $       -           $     5,030
Equity securities...........................      2,905                   353                -                 3,258
Trust preferred securities of other issuers.     22,236                    71           (2,224)               20,083
                                               --------            ----------        ---------           -----------
     Total..................................   $ 30,139            $      456        $  (2,224)          $    28,371
                                               ========            ==========        =========           ===========

                                                                        September 30, 2000
                                               ----------------------------------------------------------------------
                                                                     Gross             Gross
                                                Amortized         Unrealized         Unrealized          Carrying
                                                  Cost              Gains              Losses             Value
                                               -------------    ---------------    ---------------    ---------------
                                                                     (dollars in thousands)
U.S. Government agency securities...........   $    350            $        -        $     (10)          $       340
Equity securities...........................      2,905                     -             (115)                2,790
Trust preferred securities of other issuers.     17,313                     -           (3,040)               14,273
                                               --------            ----------          -------           -----------
     Total..................................   $ 20,568            $        -        $  (3,165)          $    17,403
                                               ========            ==========          =======           ===========

     Presented below is an analysis of the carrying values and fair values of mortgage-backed securities held to maturity.

                                                                    June 30, 2001
                                             -----------------------------------------------------------------------
                                                                  Gross              Gross
                                              Carrying         Unrealized          Unrealized             Fair
                                                Value             Gains              Losses              Value
                                             --------------   ----------------   --------------       --------------
                                                                   (dollars in thousands)
GNMA mortgage-backed securities..........    $  66,157           $  2,651          $      -             $     68,808
FNMA mortgage-backed securities..........       39,052                819                 -                   39,871
FHLMC mortgage-backed securities.........       60,229                685               (43)                  60,871
Collateralized mortgage obligations......       42,979                495                 -                   43,474
Mortgage pass-through certificates.......       12,284                192                 -                   12,476
                                             ---------           ---------         --------             ------------
     Total...............................    $ 220,701           $  4,842          $    (43)            $    225,500
                                             =========           =========         ========             ============

                                                                         September 30, 2000
                                             -----------------------------------------------------------------------
                                                                  Gross              Gross
                                              Carrying         Unrealized          Unrealized             Fair
                                                Value             Gains              Losses              Value
                                             --------------   ----------------   --------------       --------------
                                                                   (dollars in thousands)
GNMA mortgage-backed securities              $  85,201           $  1,006          $    (88)            $     86,119
FNMA mortgage-backed securities..........        1,741                  -               (16)                   1,725
FHLMC mortgage-backed securities.........       66,947                  -            (1,099)                  65,848
Collateralized mortgage obligations......       51,772                  -            (2,484)                  49,288
Mortgage pass-through certificates.......       16,931                594               (21)                  17,504
                                             ---------           --------          --------             ------------
     Total...............................    $ 222,592           $  1,600          $ (3,708)            $    220,484
                                             =========           ========          ========             ============

     Presented below is an analysis of the amortized costs and carrying values of mortgage-backed securities designated as available for sale.

                                                                                           June 30,  2001
                                                                 -------------------------------------------------------------------
                                                                                  Gross              Gross
                                                                 Amortized      Unrealized         Unrealized              Carrying
                                                                   Cost           Gains              Losses                 Value
                                                                 ---------       -------           ----------             ----------
                                                                                   (dollars in thousands)
GNMA mortgage-backed securities..........................        $  72,589       $   607           $      (54)            $   73,142
FNMA mortgage-backed securities..........................          172,447           330               (1,131)               171,646
FHLMC mortgage-backed securities.........................           83,151           120                 (356)                82,915
Collateralized mortgage obligations......................          107,703           130                 (812)               107,021
Mortgage pass-through certificates.......................          107,034           728                    -                107,762
                                                                 ---------       -------           ----------             ----------
     Total...............................................        $ 542,924       $ 1,915           $   (2,353)            $  542,486
                                                                 =========       =======           ==========             ==========

                                                                                       September  30,  2000
                                                                 -------------------------------------------------------------------
                                                                                  Gross              Gross
                                                                 Amortized      Unrealized         Unrealized             Carrying
                                                                   Cost           Gains              Losses                 Value
                                                                 ---------       -------           ----------             ----------
                                                                                   (dollars in  thousands)
GNMA mortgage-backed securities..........................        $  27,486       $   167           $     (101)            $   27,552
FNMA mortgage-backed securities..........................            4,539            24                 (110)                 4,453
FHLMC mortgage-backed securities.........................           12,835             8                 (167)                12,676
Collateralized mortgage obligations......................           75,679            60               (3,284)                72,455
Mortgage pass-through certificates.......................            2,592            41                   (6)                 2,627
                                                                 ---------       -------           ----------             ----------
     Total...............................................        $ 123,131       $   300           $   (3,668)            $  119,763
                                                                 =========       =======           ==========             ==========

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM SEPTEMBER 30, 2000 TO JUNE 30, 2001 AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2001 AND 2000.

FINANCIAL CONDITION

Assets
------

         Total assets increased by $0.3 billion, or 6.5% from $4.6 billion at September 30, 2000 to $4.9 billion at June 30, 2001.

         BankUnited's short-term investments, primarily consisting of FHLB overnight deposits and securities purchased under agreements to resell, decreased by $109.2 million, or 35.2% to $201.4 million at June 30, 2001, from $310.6 million at September 30, 2000. FHLB overnight deposits decreased by $54.9 million and $54.3 million of securities purchased under agreements to resell matured.

         BankUnited's investment in tax certificates decreased by $4.1 million, or 71.9%, to $1.6 million at June 30, 2001 from $5.7 million at September 30, 2000, as a result of certificate redemptions and repayments. BankUnited discontinued purchasing tax certificates in fiscal 1999.

         Investments held to maturity increased by $61.3 million to $66.4 million at June 30, 2001, from $5.1 million at September 30, 2000, primarily due to purchases of $66.2 million, offset by repayments of $5.0 million.

         Investments available for sale increased by $11.0 million, or 63.2% to $28.4 million at June 30, 2001, from $17.4 million at September 30, 2000, due primarily to purchases of $9.9 million and an increase in unrealized gains of $1.4 million. Repayments of $0.3 million slightly offset the increases.

         Mortgage-backed securities available-for-sale increased by $422.7 million, or 352.8%, to $542.5 million at June 30, 2001, from $119.8 million at September 30, 2000, due primarily to purchases of $424.2 million and loans securitized of $173.9 million. These increases are offset by sales of $146.0 million, net of realized gains of $0.6 million, repayments of $32.2 million, and an increase of $2.9 million in unrealized gains on the underlying securities.

         BankUnited's loans receivable, net (including loans held for sale) decreased by $26.1 million from $3,670.8 million at September 30, 2000 to $3,644.7 million at June 30, 2001. Loan fundings of $1,122.1 million were offset by $940.9 million of loan repayments (net of accretion of discount, amortization of premium, transfers and loan loss provision), by $173.9 million of loans securitized and classified as mortgage-backed securities available for sale and by $33.4 million of loan sales, net of realized gains of $0.9 million.

         Real estate owned decreased by $0.9 million, or 39.1% from $2.3 million at September 30, 2000 to $1.4 million at June 30, 2001. The net decrease of $0.9 million was due to additions of $1.8 million, fair value adjustments of ($0.4) million, and proceeds from sales of $2.3 million, net of $0.3 million in gains.

         An increase in other earning assets, which consists primarily of FHLB stock, of $3.9 million, or 6.2%, from $62.7 million at September 30, 2000 to $66.6 million at June 30, 2001, includes purchases of $44.7 million offset by repayments of $40.8 million.

         Prepaid expenses and other assets decreased by $5.2 million, or 18.8% from $27.6 million at

September 30, 2000 to $22.4 million at June 30, 2001. The decrease is mainly due to a reduction in deferred tax assets of $3.3 million, in addition to SFAS 133 market adjustment losses on the interest rate caps of $1.0 million.

         Bank owned life insurance increased by $20.2 million from September 30, 2000 to June 30, 2001, due to BankUnited's purchase of life insurance policies on the lives of certain Bank officers, which will be used to offset the projected cost of the Bank's benefit plans for all employees. The cash value of the insurance policies increased by $0.2 million through June 30, 2001.


Liabilities
-----------

         Deposits remained relatively the same at $2.6 billion as of June 30, 2001, increasing by $32.8 million, or 1.3%, from September 30, 2000.

         Securities sold under agreements to repurchase increased by $100.5 million to $109.7 million at June 30, 2001 from $9.2 million at September 30, 2000. This increase was due to repurchase agreements acquired at favorable market interest rates.

         Federal Home Loan Bank advances of $1.3 billion, increased by $78.3 million, or 6.3%, from September 30, 2000 to June 30, 2001. The additional advances were primarily used to fund new residential lending.

         In June 2001, BankUnited purchased mortgage-backed securities which settled in July 2001. The securities were reported in the available for sale category of mortgage-backed securities with a corresponding due to broker of $94.8 million in liabilities. There were no amounts due to brokers as of September 30, 2000.

         The decrease of $3.6 million, or 14.0% in advance payments by borrowers for taxes and insurance to $22.1 million at June 30, 2001 from $25.7 million at September 30, 2000, is a reflection of the borrower's real-estate taxes, which are paid in the last quarter of each calendar year.

         Trust preferred securities decreased $7.8 million, or 3.7%, to $204.6 million at June 30, 2001 from $212.4 million at September 30, 2000, due to purchases on the open market of 7,800 shares of Trust Preferred Securities issued by BankUnited's trust subsidiaries. For a further discussion on Trust Preferred Securities, see "Results of Operations - Extraordinary Item."

RESULTS OF OPERATIONS

General
-------

         Net income after preferred stock dividends increased to $4.4 million or 22.2% for the three months ended June 30, 2001, compared to $3.6 million for the three months ended June 30, 2000, and to $12.4 million or 7.8% for the nine months ended June 30, 2001, compared to $11.5 million for the nine months ended June 30, 2000. The increase in net income after preferred stock dividends for the three and nine months ended June 30, 2001, as compared to the same periods in the prior year, is attributable to an increase in non-interest income during periods when margin pressures restrict earnings potential, partially offset by additional loan loss provision and expenses incurred through the expansion of BankUnited's sales force and banking offices. Below is a more detailed discussion of each major category of income and expenses.

Net Interest Income
-------------------

         Net interest income before provision for loan losses decreased by $0.8 million, or 4.1%, to $18.8 million for the three months ended June 30, 2001 from $19.6 million for the same period in the prior year, and $3.6 million, or 6.2%, to $54.8 million for the nine months ended June 30, 2001 from $58.5 million for the same period in the prior year.

         The decrease in net interest income for the three months ended June 30, 2001 was primarily the result of the reduction in net interest margin, which decreased to 1.74% from 1.93% for the same period in the prior year due to changes in rates. This resulted in a decrease in net interest income of $0.8 million due to a $2.1 million decrease attributable to changes in rates and a $0.7 million decrease attributable to rate/volume (change in rate multiplied by the change in volume), offset by an increase attributable to a change in volume of $2.0 million. The ratio of interest earning assets to interest bearing liabilities remained relatively flat from the same three month period in 2000 at 103%, reflecting that, the decrease in the net interest margin was due primarily to a decrease in the interest rate spread of 22 basis points to 1.54% in the three month period ended June 30, 2001 from 1.76% for the same period in 2000.

         The decrease in net interest income for the nine months ended June 30, 2001 was also the result of the reduction in net interest margin, which decreased to 1.72% from 2.00% for the same period in the prior year due to changes in rates. This resulted in a decrease in net interest income of $3.6 million due to an $8.3 million decrease attributable to changes in rates and a $1.8 million decrease attributable to rate/volume, offset by an increase attributable to a change in volume of $6.5 million. The ratio of interest earning assets to interest bearing liabilities also remained relatively flat at 103% from the same nine month period in 2000. This consistency in the ratio suggests that the decrease in the net interest margin was due primarily to a decrease in the interest rate spread of 31 basis points to 1.53% in the nine month period ended June 30, 2001 from 1.84% for the same period in 2000.

         Interest income increased $3.8 million, or 5.0%, to $79.7 million for the three months ended June 30, 2001, compared to $75.9 million for the same period in the prior year, and $24.6 million, or 11.4%, to $241.1 million for the nine months ended June 30, 2001, compared to $216.5 million for the same period in the prior year. The increase in interest income during the three month period ended June 30, 2001, compared to the same period in the prior year, reflects an increase in the average balances of interest earning assets, slightly offset by decreases from the changes in rates and the changes in rate/volume. The increase in interest income for the nine-month period ended June 30, 2001, compared to the same period in the prior year, reflects an increase in yields and an increase in the average balances of interest earning assets, which are slightly offset by a decrease from changes in rates/volume.

         The average balances of interest earning assets for the three-month period ended June 30, 2001, increased by $0.2 billion to $4.3 billion, from $4.1 billion for the same period in the prior year. This increase in volume resulted in additional interest income of $4.9 million. The average balances of interest earning assets for the nine-month period June 30, 2001, increased by $0.4 billion to $4.3 billion, from $3.9 billion for the same period in the prior year. This increase in volume resulted in additional interest income of $19.2 million.

         The yields on interest earning assets for the three month and nine month periods ended June 30, 2001 were 7.33% and 7.51%, respectively, compared to 7.45% and 7.34% for the same periods in the prior year. The decrease of 12 basis points for the three months ended June 30, 2001 resulted in a decrease in interest income of $0.4 million, compared to the same period in the prior year. The increase of 17 basis points for the nine months ended June 30, 2001 resulted in an increase in interest income of $6.0 million, compared to the same period in the prior year.

         In addition, there were decreases in interest income for the three and nine-month periods ended June

30, 2001 of $0.7 million and $0.6 million, respectively, compared to the same period in the prior year, due to changes in rate/volume.

         Interest expense increased $4.7 million, or 8.4%, to $60.9 million for the three months ended June 30, 2001, compared to $56.2 million for the same period in the prior year, and $28.2 million, or 17.8%, to $186.2 million for the nine months ended June 30, 2001, compared to $158.0 million for the same period in the prior year. The increase in interest expense reflects an increase in the average balances of interest bearing liabilities and an increase in rates paid, during the three-month and nine-month periods ended June 30, 2001.

         The average balances of interest bearing liabilities for the three-month period ended June 30, 2001, increased by $0.2 billion to $4.2 billion, from $4.0 billion for the same period in the prior year. This increase in volume resulted in additional interest expense of $2.9 million. The average balances of interest bearing liabilities for the nine-month period June 30, 2001, increased by $0.3 billion to $4.1 billion, from $3.8 billion for the same period in the prior year. This increase in volume resulted in additional interest expense of $12.7 million.

         The rates paid on interest bearing liabilities for the three-months and nine-months ended June 30, 2001 were 5.79% and 5.98%, respectively, compared to 5.69% and 5.50% for the same periods in the prior year. The increase of 10 basis points for the three months ended June 30, 2001 resulted in an increase in interest expense of $1.8 million, compared to the same period in the prior year. The increase of 48 basis points for the nine-months ended June 30, 2001 resulted in an increase in interest expense of $14.3 million, compared to the same period in the prior year.

         In addition, there was an increase in interest expense for the nine months ended June 30, 2001 of $1.2 million, compared to the same period in the prior year, due to changes in rate/volume. For the three months ended June 30, 2001, there were no significant changes in interest expense due to changes in rate/volume compared to the same period in the prior year.

Analysis of Net Interest Income
-------------------------------

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

Yields Earned and Rates Paid
----------------------------

                                                                     For the Three Months Ended June 30,
                                             ---------------------------------------------------------------------------------
                                                                 2001                                   2000
                                             --------------------------------------- -----------------------------------------
                                                 Average                     Yield/       Average                       Yield/
                                                 Balance       Interest       Rate        Balance      Interest          Rate
                                             --------------------------------------- -----------------------------------------
                                                                             (dollars in thousands)
Interest-earning assets:
      Loan receivable, net................   $   3,606,623   $    66,917       7.42%  $   3,609,268   $    67,310        7.46%
      Mortgage-backed securities..........         578,666         9,946       6.88         363,050         6,439        7.09
      Short-term investments (1)..........          18,083           291       6.37          18,112           424        9.27
      Tax certificates....................           2,097           162      30.95           9,669           228        9.45
       Long-term investments and
      FHLB stock, net (2).................         143,491         2,392       6.67          75,951         1,479        7.82
                                             --------------  ------------  ---------  --------------  ------------  ----------
Total interest-earning assets.............       4,348,960        79,708       7.33%      4,076,050        75,880        7.45%
                                             --------------  ------------  ---------  --------------  ------------  ----------
Interest-bearing liabilities:
      NOW/Money Market....................         305,496         1,774       2.33%        256,998         1,523       2.38%
      Savings.............................         447,037         4,952       4.44         355,664         4,280        4.84
      Certificates of deposit.............       1,866,911        28,806       6.19       1,861,218        26,462        5.72
      Trust preferred securities..........         205,185         4,954       9.66         214,593         5,199        9.69
      Senior notes........................         200,000         2,834       5.67         200,000         2,835        5.67
      FHLB advances and other
      borrowings..........................       1,179,099        17,627       5.91       1,065,211        15,947        5.92
                                             --------------  ------------  ---------  --------------  ------------  ----------
Total interest-bearing liabilities........   $   4,203,728   $    60,947       5.79%  $   3,953,684   $    56,246        5.69%
                                             ==============  ============  =========  ==============  ============  ==========
Excess of interest-earning assets
      over interest-bearing liabilities...   $     145,232                            $     122,366
                                             ==============                           ==============

Net interest income.......................                   $    18,761                              $    19,634
                                                             ============                             ============
Interest rate spread......................                                     1.54%                                     1.76%
                                                                           =========                                ==========
Net interest margin.......................                                     1.74%                                     1.93%
                                                                           =========                                ==========
Ratio of interest earning assets to
      interest bearing liabilities........          103.45%                                  103.09%
                                             --------------                           --------------

(1) Short-term investments include FHLB overnight deposits and securities purchased under agreements to resell.

(2) Long-term investments include Agency Securities and Trust Preferred Securities of other issuers.

                                                                   For the Nine Months Ended June 30,
                                              ---------------------------------------------------------------------------------
                                                             2001                                     2000
                                              ---------------------------------------  ----------------------------------------
                                                  Average                    Yield/        Average                      Yield/
                                                  Balance       Interest      Rate         Balance       Interest        Rate
                                              --------------  ------------  ---------  --------------  ------------- ----------
                                                                          (dollars in thousands)
Interest-earning assets:
      Loan receivable, net................    $   3,654,112   $   206,821       7.55%  $   3,468,442   $    191,586       7.37%
      Mortgage-backed securities..........          462,470        25,082       7.23         355,949         18,679       7.00
      Short-term investments (1)..........           25,195         1,414       7.40          21,332          1,276       7.86
      Tax certificates....................            3,453           512      19.77          11,884            655       7.35
      Long-term investments and
      FHLB stock, net (2).................          134,167         7,252       7.22          73,344          4,273       7.78
                                              -------------   -----------      -----   --------------  ------------       ----
Total interest-earning assets.............        4,279,397       241,081       7.51%      3,930,951        216,469       7.34%
                                              -------------   -----------      -----   --------------  ------------       ----
Interest-bearing liabilities:
      NOW/Money Market....................          292,842         5,746       2.62%        262,837          4,948       2.51%
      Savings.............................          381,406        13,853       4.86         365,144         12,822       4.69
      Certificates of deposit.............        1,931,675        91,458       6.33       1,766,855         72,334       5.47
      Trust preferred securities..........          206,933        14,996       9.66         215,986         15,701       9.69
      Senior notes........................          200,000         8,500       5.67         200,000          8,593       5.73
      FHLB advances and other
      borrowings..........................        1,133,150        51,684       6.01       1,005,257         43,610       5.70
                                              -------------   -----------      -----   --------------  ------------       ----
Total interest-bearing liabilities........    $   4,146,006   $   186,237       5.98%  $   3,816,079   $    158,008       5.50%
                                              =============   ===========      =====   ==============  ============       ====
Excess of interest-earning assets
      over interest-earning liabilities...    $     133,391                            $     114,872
                                              =============                            =============

Net interest income.......................                    $    54,844                              $     58,461
                                                              ===========                              ============
Interest rate spread......................                                      1.53%                                     1.84%
                                                                               =====                                    ======
Net interest margin.......................                                      1.72%                                     2.00%
                                                                               =====                                    ======
Ratio of interest earning assets to

      interest bearing liabilities........           103.22%                                  103.01%
                                              -------------                            -------------

(1) Short-term investments include FHLB overnight deposits and securities purchased under agreements to resell.

(2) Long-term investments include Agency Securities and Trust Preferred Securities of other issuers.

Rate/Volume Analysis
--------------------

     The following tables present, for the periods indicated, the changes in interest income and the changes in interest expense attributable to the changes in interest rates and the changes in the volume of interest-earning assets and interest-bearing liabilities. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) changes in volume (change in volume multiplied by the prior year rate);
(ii) changes in rate (change in rate multiplied by the prior year volume); (iii) changes in rate/volume (change in rate multiplied by the change in volume); and
(iv) total changes in rate and volume.

                                                                        Three Months Ended June 30,
                                                                              2001 v. 2000
                                                        -------------------------------------------------------------------
                                                                     Increase (Decrease)
                                                                            Due to
                                                        -------------------------------------------------
                                                                                            Changes
                                                           Changes          Changes           in               Total
                                                              in               in            Rate/           Increase
                                                            Volume            Rate           Volume          (Decrease)
                                                        --------------   --------------   ---------------   ---------------
                                                                            (dollars in thousands)
Interest income attributable to:
Loans..................................................   $     (49)      $    (360)       $       16        $    (393)
Mortgage-backed securities and collateralized mortgage
     obligations.......................................       3,822            (191)             (124)           3,507
Short-term investments (1).............................          (1)           (131)               (1)            (133)
Tax Certificates.......................................        (179)            520              (407)             (66)
Long-term investments and FHLB stock (2)...............       1,320            (218)             (189)             913
                                                          ---------       ---------        ----------        ---------
     Total interest earning assets.....................       4,913            (380)             (705)           3,828
                                                          ---------       ---------        ----------        ---------
Interest expense attributable to:
NOW/Money Market.......................................         289             (32)               (5)             252
Savings................................................       1,106            (356)              (78)             672
Certificates of Deposit................................          81           2,187                76            2,344
Trust preferred securities.............................        (228)            (16)               (1)            (245)
Senior Notes...........................................           -               -                (1)              (1)
FHLB advances and other borrowings.....................       1,686             (27)               21            1,680
                                                          ---------       ---------        ----------        ---------
Total interest-bearing liabilities.....................       2,934           1,756                12            4,702
                                                          ---------       ---------        ----------        ---------
Increase (decrease) in net interest income.............   $   1,979       $  (2,136)       $     (717)       $    (874)
                                                          =========       =========        ==========        =========

(1) Short-term investments include FHLB overnight deposits and securities purchased under agreements to resell.

(2) Long-term investments include Agency Securities and Trust Preferred Securities of other issuers.

                                                                      Nine Months Ended June 30,
                                                                             2001 v. 2000
                                                    -------------------------------------------------------------------

                                                                      Increase
                                                                  (Decrease) Due to
                                                    --------------------------------------------------
                                                                                         Changes
                                                       Changes           Changes           in               Total
                                                          in               in             Rate/           Increase
                                                        Volume             Rate           Volume          (Decrease)
                                                    ---------------   --------------   ---------------   --------------
                                                               (dollars in thousands)
Interest income attributable to:
Loans........................................     $    10,264         $     4,682      $       289       $     15,235
Mortgage-backed securities and collateralized
mortgage obligations.........................           5,592                 614              197              6,403
Short-term investments (1)...................             228                 (74)             (16)               138
Tax Certificates.............................            (465)              1,107             (785)              (143)
Long-term investments and FHLB stock (2).....           3,549                (308)             262              2,979
                                                  -----------         -----------      -----------       ------------
     Total interest earning assets...........          19,168               6,021             (577)            24,612
                                                  -----------         -----------      -----------       ------------

Interest expense attributable to:
NOW/Money Market.............................             565                 217               16                798
Savings.                                                  572                 466               (7)             1,031
Certificates of Deposit......................           6,762              11,396              966             19,124
Trust preferred securities...................            (658)                (49)               2               (705)
Senior Notes.................................               -                 (90)              (3)               (93)
FHLB advances and other borrowings...........           5,467               2,337              269              8,073
                                                  -----------         -----------      -----------       ------------
Total interest-bearing liabilities...........          12,708              14,277            1,243             28,228
                                                  -----------         -----------      -----------       ------------

Increase (decrease) in net interest income...     $     6,460         $    (8,256)     $    (1,820)      $     (3,616)
                                                  ===========         ===========      ===========       ============

(1) Short-term investments include FHLB overnight deposits and securities purchased under agreements to resell.

(2) Long-term investments include Agency Securities and Trust Preferred Securities of other issuers.

Provision for Loan Loss
-----------------------

     Provision for loan loss for the three months ended June 30, 2001, increased by $0.7, or 70%, to $1.7 million from $1.0 million for the same period in the prior year. The provision for loan loss for the nine-months ended June 30, 2001, increased by $1.3 million, or 41%, to $4.5 million from $3.2 million for the same period in the prior year. These increases reflect the need for additional provision due to the growth in the loan portfolios and charge-offs in commercial business and consumer loans.

Non-Interest Income
--------------------

     Non-interest income increased by $2.3 million to $3.9 million for the three months ended June 30, 2001, up 143.8% from the same period in the prior year, and $4.4 million for the nine months ended June 30, 2001, up 97.8% from the same period in the prior year. This includes a net gain on the sale of loans and mortgage-backed securities, in the second and third quarters of fiscal 2001 of $0.7 million and $0.9 million, respectively. See Third Quarter Highlights. The balance of the increases, in both the three-month and nine-month periods, can be attributed to the increase in fee based income and the sale of specialized financial products to businesses and consumers as well as products sold through our affiliate organization BUFC Financial Services.

Non-Interest Expense
--------------------

     Non-interest expenses decreased by $0.1 million to $13.7 million for the three months ended June 30, 2001, down 0.7% from the same period in the prior year, and by $1.1 million for the nine months ended June 30, 2001, down 2.7% from the same period in the prior year. The decrease of $0.1 million for the three months ended June 30, 2001, compared to the same period in the prior year, stems from a decrease in advertising and promotion of $0.4 million and a decrease in loan servicing of $0.3 million. These decreases were partially offset by an increase in employee compensation and benefits of $0.4 million and an increase of occupancy and equipment of $0.3 million for both of the same periods in the prior year. The decrease of $1.1 million for the nine months ended June 30, 2001, compared to the same period in the prior year, stems from a decrease in advertising and promotion of $1.0 million, a decrease in fees paid for loans serviced by others of $0.7 million and a decrease in professional fees of $0.1 million. These decreases were offset by an increase in employee compensation and benefits of $0.6 million and occupancy and equipment of $0.5 million. Non-interest expense, stated as a percentage of average assets, dropped to 1.22% for the three months ended June 30, 2001 from 1.31% in the same period in the prior year. For the nine months ended June 30, 2001, the ratio dropped to 1.19% from 1.33% for the same period in the prior year.

Income Taxes
------------

     The income tax provision increased by $0.1 million, or 3.8%, to $2.7 million for the three months ended June 30, 2001, compared to $2.6 million for the same period in the prior year, and decreased by $0.2 million, or 2.6% to $7.6 million for the nine months ended June 30, 2001, compared to $7.8 million for the same period in the prior year. These changes are the result of an increase in income coupled with an adjustment to the Company's effective tax rate used to determine income tax expense.

Extraordinary Item
------------------

     In November 1999, the Board of Directors of BankUnited authorized the purchase, from time to time, in the open market, or otherwise, of up to 300,000 shares of Trust Preferred Securities issued by its trust subsidiaries (the "Trust Preferred Securities").

     BankUnited purchased 1,000 shares of Trust Preferred Securities at a cost of $0.9 million during the three months ended June 30, 2001, resulting in total purchases of 7,800 Trust Preferred Securities at a cost of $6.1 million for the nine months ended June 30, 2001. As a result of the early extinguishments of the Trust Preferred Securities, the purchases resulted in extraordinary gains of $61,000, net of $38,000 in taxes, for the three months ended June 30, 2001, and $0.8 million, net of $0.5 million in taxes, for the nine months ended June 30, 2001.

From November 1999 to date, BankUnited has purchased a total of 166,299 shares of Trust Preferred Securities at a cost of $10.6 million.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

     The discussion contained in BankUnited's Annual Report on Form 10-K/A for the year ended September 30, 2000, under Item 7a, "Quantitative and Qualitative Disclosures about Market Risk," provides detailed quantitative and qualitative disclosures about market risk and should be referenced for information thereon. In addition, the following discussion addresses the sources and effects of developments during the nine months ended June 30, 2001 which related to risks associated with investments and mortgage-backed securities.

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

                          PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------


         (a)   Exhibits*

               10.1     Agreement between BankUnited and Mehdi Ghomeshi (Exhibit
                        99.1 to the Registration Statement on Form S-3, Registration No. 333-60892, as filed by BankUnited with the Securities and Exchange Commission on May 14, 2001 [the "Registration Statement"])

               10.2     Agreement between the Bank and Mehdi Ghomeshi (Exhibit
                        99.2 to the Registration Statement)

         * Exhibits containing a parenthetical reference in their descriptions are incorporated herein by reference from the documents described in the parenthetical reference.

         (b)   Reports on Form 8-K.

               BankUnited filed no reports on Form 8-K during the quarter for which this report is filed.

                                  SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                  BANKUNITED FINANCIAL CORPORATION




                                        By:/s/ Humberto Lopez
                                           -------------------
                                           Humberto Lopez
                                           Senior Executive Vice President and
                                           Chief Financial Officer

Date:    August 14, 2001