Form 10-K
period 2001-09-30
BANKUNITED FINANCIAL CORP
filed 2001-12-28
CIK 894490

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

                 For the fiscal year ended September 30, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

                        Commission File Number 5-43936

                       BANKUNITED FINANCIAL CORPORATION
            (Exact name of Registrant as specified in its charter)

                       Florida                 65-0377773
                   (State or other          (I.R.S. Employer
                   jurisdiction of       Identification Number)
                  incorporation or
                    organization)

               255 Alhambra Circle,                33134
               Coral Gables, Florida
               (Address of principal            (Zip Code)
                executive offices)

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the Class A Common Stock and Class B Common Stock held by non-affiliates of the Registrant, based upon the average price on December 24, 2001, was $365,727,087*. The Class A Common Stock is the only publicly traded voting security of the Registrant.

   The shares of the Registrant's common stock outstanding as of December 24, 2001 were as follows:

                                                     Number of
                          Class                       Shares
                          -----                      ----------
                Class A Common Stock, $.01 par value 24,576,863
                Class B Common Stock, $.01 par value    500,194

                      DOCUMENTS INCORPORATED BY REFERENCE

   The Registrant's Definitive Proxy Statement for its 2002 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K pursuant to General Instruction G(3) of the Form 10-K. Information from such Definitive Proxy Statement will be incorporated by reference into Part III, Items 10, 11, 12 and 13 hereof.
--------
* Based on reported beneficial ownership of all directors and executive officers of the Registrant; this determination does not, however, constitute an admission of affiliated status for any of these individual stockholders.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       BANKUNITED FINANCIAL CORPORATION

                                Form 10-K Index

                                                                                               Page
                                                                                               ----
                                            PART I

Item 1.  Business.............................................................................   2

         Market Area and Competition..........................................................   3

         Lending Activities...................................................................   4

         Asset Quality........................................................................  11

         Investments and Mortgage-Backed Securities...........................................  12

         Mortgage Loan Servicing..............................................................  13

         Sources of Funds.....................................................................  14

         Activities of Subsidiaries...........................................................  18

         Employees............................................................................  19

         Regulation...........................................................................  19

         Taxation.............................................................................  25

Item 2.  Properties...........................................................................  27

Item 3.  Legal Proceedings....................................................................  27

Item 4.  Submission of Matters to a Vote of Security Holders..................................  27

Item 4A. Executive Officers of the Registrant.................................................  28

                                           PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholders Matters................  30

Item 6.  Selected Financial Data..............................................................  31

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations  33

Item 7A. Quantitative and Qualitative Disclosures about Market Risk...........................  49

Item 8.  Consolidated Financial Statements and Supplementary Data.............................  56

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.  98

                                           PART III

Item 10. Directors and Executive Officers of BankUnited.......................................  98

Item 11. Executive Compensation...............................................................  98

Item 12. Security Ownership of Certain Beneficial Owners and Management.......................  98

Item 13. Certain Relationships and Related Transactions.......................................  98

                                           PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K......................  99

                          FORWARD-LOOKING STATEMENTS

   When used in this Form 10-K or future filings by BankUnited Financial Corporation ("BankUnited") with the Securities and Exchange Commission, in BankUnited's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the word or phrases "will likely result," "expect," "will continue," "anticipate," "estimate," "project," " believe" and similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. BankUnited wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including general economic factors and conditions, changes in levels of market interest rates, credit risks of lending activities, competitive and regulatory factors, and expansion strategies could affect BankUnited's financial performance and could cause BankUnited's actual results for future periods to differ materially from those anticipated or projected. BankUnited does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

                                    PART I

Item 1. Business

Business of BankUnited Financial Corporation

  General

   BankUnited, a Florida based corporation, is a full-service financial institution. BankUnited's primary business currently consists of the operations of BankUnited FSB, (the "Bank"), its principal subsidiary. The Bank was founded in 1984 as a savings and loan association. In 1993, the Bank was converted to a federally chartered savings bank and became a wholly-owned subsidiary of BankUnited, pursuant to a plan of reorganization approved by its stockholders. Through the Bank's 36 full-service branches located in south Florida, BankUnited offers various retail and business deposit products, as well as a variety of value-added, fee-based banking services to retail customers and businesses in its market. The Bank also offers residential, consumer and commercial loans.

   The Bank's revenues consist primarily of interest earned on loans and investments and fees paid for our financial services and products. Our expenses are interest paid on deposits and borrowings and expenses incurred in providing our services and products. At September 30, 2001, BankUnited had assets of $5.2 billion, deposits of $2.7 billion and stockholders' equity of $0.3 billion.

  Change in Business Focus and New Management

   In fiscal 1999, we adopted a community banking strategy of expanding our deposit base and fee-generating products, and originating and retaining residential, consumer and commercial loans. By this change, we moved away from our traditional savings and loan model. We hired a new management team with extensive retail and commercial banking experience in our market area to facilitate this change in our business focus. These executives previously managed various operations of Barnett Bank in South Florida.

   Under our new management team we embarked on a thorough review of our business model as well as the qualifications and effectiveness of our personnel. We changed our strategy and operations to focus on originating residential, consumer and commercial real estate and cashflow-based commercial loans. We also introduced new products and services to meet the needs of both consumer and commercial customers. We now add branch locations in strategic target areas with family-oriented demographics and small to mid-sized businesses.

   Since the second quarter of fiscal 1999, we have significantly increased loan production, developed enhanced deposit products and recorded stronger earnings. The Bank is offering loans in sectors that we did not previously emphasize and the composition of our residential loan portfolio has shifted as a result of increased loan originations and a decrease in purchased loans.

   BankUnited currently has thirty-five banking offices in southeast Florida and one in southwest Florida and anticipates opening two to seven additional branch offices in fiscal year 2002. BankUnited continuously re-evaluates existing branch locations to ensure that its markets are optimally served.

   The Bank is a member of the Federal Home Loan Bank of Atlanta (the "FHLB") and is subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision (the "OTS") and the Federal Deposit Insurance Corporation (the "FDIC"). Deposits in the Bank are insured by the Savings Association Insurance Fund to the maximum extent permitted by law.

Market Area and Competition

   BankUnited conducts business in Miami-Dade, Broward, Palm Beach and Collier counties ("South Florida") which geographic region, at June 30, 2001, had a total of approximately $94.5 billion in deposits at commercial banks and savings institutions (43.3% of the total of $217.9 billion of deposits in Florida). BankUnited intends to expand its retail and commercial deposit base by providing convenient locations, competitive rates and high-quality personalized service to consumers and businesses in its target markets. We are improving our distribution channel by expanding our retail branch network or acquiring existing financial institutions or their branch offices.

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

   The competition in originating real estate and other loans comes principally from commercial banks, mortgage banking companies and other savings associations. BankUnited competes for loan originations primarily through the interest rates and loan fees that it charges, the types of loans that it offers, and the efficiency and quality of service that it provides. While BankUnited has been, and intends to continue to be, primarily a residential lender, BankUnited has increased its emphasis on commercial real estate, construction, commercial and consumer lending, as discussed more fully below. Factors that affect competition in lending include general and local economic conditions, current interest rates and volatility of the mortgage markets. Management continues to evaluate market needs and products to meet those needs that also allow BankUnited to control profitable growth of its assets and liabilities. As with its deposit products, BankUnited's strategy is to promote a higher level of personal service and to position itself as a community bank offering a full range of financial services.

Lending Activities

   From inception in 1984 through 1998, BankUnited's primary source of earning assets was the purchase of one-to-four family residential mortgage loans in the secondary market. During the last six months of fiscal 1998 and the first six months of fiscal 1999, BankUnited experienced significant prepayment of these loans and as a result BankUnited discontinued purchasing One-Year CMT loans which are adjustable-rate mortgages with an index tied to the weekly average yield on one-year U.S. Treasury securities adjusted to a constant maturity published by the Federal Reserve ("One-Year CMT"), altered its practice of purchasing loans in the secondary market, and turned its focus to producing assets. BankUnited's current lending strategy includes originating residential mortgages and continuing to expand commercial real estate, real estate construction, commercial business, and small business lending, as well as offering consumer loans, such as home equity loans and lines, and automobile loans. The credit approval process generally involves both a credit scoring process and traditional underwriting methodologies. BankUnited's credit approval policies and procedures are updated as necessary to encompass new products and services.

   Loan Portfolio. BankUnited's loan portfolio primarily consists of mortgage loans secured by one-to-four family residential and commercial real estate. As of September 30, 2001, BankUnited's loan portfolio totaled $3.7 billion, of which $3.2 billion or 85.3% consisted of one-to-four family residential mortgage loans. At the present time, BankUnited's residential real estate loans are primarily "conventional" loans not insured by the Federal Housing Administration (the "FHA") or guaranteed by the Veterans Administration (the "VA"). BankUnited is, however, approved to originate FHA and VA loans. As of September 30, 2001, the remainder of BankUnited's loan portfolio consisted of $158.5 million of commercial real estate loans (4.2% of total loans); $132.4 million of commercial business loans (3.5% of total loans); $148.4 million of construction and land loans (4.0% of total loans); $84.7 million of consumer loans (2.3% of total loans); and $20.6 million of multi-family (five-or-more units) residential real estate loans (0.5 % of total loans).

   At September 30, 2001, $1.3 billion, or 35.1% of BankUnited's total loan portfolio, consisted of purchased mortgage loans and loan participations, serviced by others. These loans were primarily one-to-four family residential mortgage loans. We expect this percentage to decrease since BankUnited no longer purchases wholesale residential mortgage loans in the secondary market. At September 30, 2001, BankUnited's loan portfolio included $737.8 million of residential mortgage loans to non-resident aliens, which was 19.7% of total loans before net items. See "One-to-Four Family Residential Mortgage Lending" for additional information on BankUnited's loans to non-resident aliens.

   Set forth below is a table showing BankUnited's loan origination, purchase and sale activity for the periods indicated.

                                                                       Year End September 30,
                                                                ------------------------------------
                                                                   2001         2000        1999
                                                                -----------  ----------  -----------
                                                                       (Dollars in thousands)
Total loans receivable, net, at beginning of period(1)......... $ 3,670,769  $3,302,866  $ 3,042,014
Loans funded:
   Residential real estate.....................................     934,405     667,466      592,899
   Commercial real estate, business and consumer...............     658,755     256,733      130,226
                                                                -----------  ----------  -----------
Total loans funded(1)..........................................   1,593,160     924,199      723,125
Loans purchased(2).............................................          --       5,465      803,329
Loans sold.....................................................     (35,116)    (10,210)     (23,564)
Loans securitized..............................................    (200,901)         --           --
Principal repayments and amortization of discounts and premiums  (1,268,559)   (543,292)  (1,228,540)
Net charge offs................................................      (4,192)     (3,720)      (1,960)
(Increase) decrease in allowance for loan losses, net..........      (2,908)      2,795       (4,019)
Transfers to real estate owned, net............................      (2,604)     (7,334)      (7,519)
                                                                -----------  ----------  -----------
Total loans receivable, net, at end of period(1)............... $ 3,749,649  $3,670,769  $ 3,302,866
                                                                ===========  ==========  ===========

--------
(1) Includes loans held for sale.
(2) Loans purchased are primarily one-to-four family residential real estate loans.

   The following table sets forth certain information with respect to the composition of BankUnited's loan portfolio, including mortgage loans held for sale, as of the dates indicated.

                                                                      As of September 30,
                       -----------------------------------------------------------------------------------------------
                                2001                    2000                    1999                    1998
                       --------------------    --------------------    --------------------    --------------------
                         Amount     Percent(1)   Amount     Percent(1)   Amount     Percent(1)   Amount     Percent(1)
                       ----------   ---------- ----------   ---------- ----------   ---------- ----------   ----------
                                                                     (Dollars in thousands)
First and second
 mortgage
 loans:
 One-to-four family
   residential loans.. $3,198,331      85.3%   $3,218,868      87.8%   $3,010,427      91.1%   $2,788,838      91.6%
 Multi-family
  residential
   loans..............     20,619       0.5%       70,856       1.9%       30,057       0.9%       24,392       0.8%
 Commercial real
  estate..............    158,451       4.2%      155,569       4.2%      141,090       4.3%      145,819       4.8%
 Construction.........    114,790       3.1%       38,786       1.1%       15,425       0.5%        7,827       0.3%
 Land.................     33,620       0.9%       34,489       0.9%       23,659       0.7%        5,410       0.2%
-----------------------------------------------------------------------------------------------------------------------
   Total first and
    second
    mortgage loans....  3,525,811      94.0%    3,518,568      95.9%    3,220,658      97.5%    2,972,286      97.7%
Consumer loans........     84,698       2.3%       66,480       1.8%       33,878       1.0%       30,401       1.0%
Commercial business
 loans................    132,438       3.5%       83,023       2.3%       48,173       1.5%       15,550       0.5%
-----------------------------------------------------------------------------------------------------------------------
Total loans receivable  3,742,947      99.8%    3,668,071     100.0%    3,302,709     100.0%    3,018,237      99.2%
-----------------------------------------------------------------------------------------------------------------------
Deferred loan fees,
 premium and disc          22,642       0.6%       15,730       0.4%       12,264       0.4%       29,905       1.0%
Allowance for loan
 losses...............    (15,940)     (0.4)%     (13,032)     (0.4)%     (12,107)     (0.4)%      (6,128)     (0.2)%
-----------------------------------------------------------------------------------------------------------------------
 Loans receivable, net $3,749,649     100.0%   $3,670,769     100.0%   $3,302,866     100.0%   $3,042,014     100.0%
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------


                                1997
                       --------------------
                         Amount     Percent(1)
                       ----------   ----------

First and second
 mortgage
 loans:
 One-to-four family
   residential loans.. $1,565,815     88.6%
 Multi-family
  residential
   loans..............     32,163      1.8%
 Commercial real
  estate..............    130,197      7.4%
 Construction.........      7,477      0.4%
 Land.................      7,997      0.5%
-----------------------------------------------
   Total first and
    second
    mortgage loans....  1,743,649     98.7%
Consumer loans........      1,748      0.1%
Commercial business
 loans................     10,890      0.6%
-----------------------------------------------
Total loans receivable  1,756,287     99.4%
-----------------------------------------------
Deferred loan fees,
 premium and disc          13,129      0.8%
Allowance for loan
 losses...............     (3,693)    (0.2)%
-----------------------------------------------
 Loans receivable, net $1,765,723    100.0%
-----------------------------------------------
-----------------------------------------------

--------
(1) Percent is calculated using loans receivable, net in the denominator.

   Applicable regulations permit BankUnited to engage in various categories of secured and unsecured commercial and consumer lending, in addition to residential real estate financing, subject to limitations on the percentage of total assets attributable to certain categories of loans. An additional limitation imposed by regulation requires that certain types of loans only be made in aggregate amounts that do not exceed specified percentages of the institution's capital. The following table sets forth, as of September 30, 2001, the amount of loans (including mortgage loans held for sale) by category and expected principal repayments. These repayments are based on contractual maturities and historical experience of prepayments.

                                      Outstanding at
                                      September 30,                                       2006-    2008-    2011 and
                                           2001        2002     2003     2004     2005    2007     2010    Thereafter
                                      -------------- -------- -------- -------- -------- -------- -------- ----------
                                                                  (Dollars in thousands)
First and second mortgage loans:
  One-to-four-family residential.....   $3,198,331   $582,472 $420,589 $445,910 $284,580 $678,405 $419,015  $367,360
  Multi-family residential...........       20,619      5,873    6,920    5,281    1,057    1,488       --        --
  Commercial real estate.............      158,451     67,177   34,405   18,167   19,899   18,803       --        --
  Construction.......................      114,790     61,248   48,884    4,035      154      284      185        --
  Land...............................       33,620     28,184    5,146       89       72      106       23        --
----------------------------------------------------------------------------------------------------------------------
Total first and second mortgage loans    3,525,811    744,954  515,944  473,482  305,762  699,086  419,223   367,360
----------------------------------------------------------------------------------------------------------------------
Consumer loans.......................       84,698     19,409   13,127    9,565    7,047    9,978   13,750    11,822
Commercial business loans............      132,438     93,111   12,358   16,948    8,756    1,142       40        83
----------------------------------------------------------------------------------------------------------------------
Total loans..........................   $3,742,947   $857,474 $541,429 $499,995 $321,565 $710,206 $433,013  $379,265
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------

   As of September 30, 2001, approximately $2.2 billion or 59.5% of BankUnited's loans receivable before net items (42.3% of total assets) were secured by properties located in Florida and approximately $0.3 billion or 8.1% of loans receivable before net items (5.8% of total assets) were secured by properties located in California. No other state comprises more than 5.0%. Because of this concentration, regional economic circumstances in those states could affect the level of BankUnited's non-performing loans. The following table sets forth, as of September 30, 2001, the distribution of the amount of BankUnited's loans receivable before net items (including mortgage loans held for sale) by state.

                                                            Outstanding at
 State                                                    September 30, 2001
 -----                                                  ----------------------
                                                        (Dollars in thousands)
 Florida(l)............................................       $2,172,836
 California............................................          286,126
 New York..............................................          122,027
 Colorado..............................................           75,213
 New Jersey............................................           74,194
 Massachusetts.........................................           73,191
 Virginia..............................................           72,074
 Texas.................................................           68,939
 Maryland..............................................           61,760
 Illinois..............................................           52,968
 Connecticut...........................................           49,417
 Arizona...............................................           39,400
 North Carolina........................................           39,309
 Michigan..............................................           38,695
 Washington............................................           38,589
 Georgia...............................................           36,733
 Pennsylvania..........................................           32,958
 Ohio..................................................           26,300
 Utah..................................................           22,734
 Nevada................................................           19,796
 Oregon................................................           17,318
 Tennessee.............................................           14,020
 Minnesota.............................................           13,223
 South Carolina........................................           11,472
 Indiana...............................................            8,775
 Missouri..............................................            8,767
 District of Columbia..................................            8,281
 New Mexico............................................            7,642
 Kansas................................................            7,314
 Alabama...............................................            7,126
 Oklahoma..............................................            5,389
 Idaho.................................................            4,778
 Arkansas..............................................            4,722
 Kentucky..............................................            4,283
 Wisconsin.............................................            4,154
 Louisiana.............................................            4,136
 Iowa..................................................            3,377
 Wyoming...............................................            3,213
 New Hampshire.........................................            2,857
 Delaware..............................................            2,477
 Hawaii................................................            2,418
 Maine.................................................            1,953
 Nebraska..............................................            1,935
 Montana...............................................            1,786
 Rhode Island..........................................            1,586
 Mississippi...........................................            1,307
 Alaska................................................            1,266
 Vermont...............................................            1,231
 Other.................................................              605
 Not secured by real estate............................          182,277
                                                              ----------
 Total loans...........................................       $3,742,947
                                                              ==========

--------
(1) Does not include $0.9 million of tax certificates representing liens secured by properties in Florida.

   One-to-Four Family Residential Mortgage Lending. BankUnited's lending primarily involves originating loans secured by first mortgages on real estate improved with single-family dwellings. During fiscal 1999, BankUnited completely phased-out the practice of purchasing wholesale residential mortgage loans in the secondary market and focused on originating these loans. BankUnited originates one-to-four family residential mortgage loans through its branches and its network of non-affiliated wholesale brokers. During fiscal 2001, approximately 73.4% of BankUnited's one-to-four family residential mortgage loan originations came from customer relationships introduced by brokers. We currently maintain relationships with approximately 200 wholesale brokers located mainly in South Florida. This network allows BankUnited to generate loan volume and cost effectively acquire new account relationships with brokers in our market areas. We can service and cross-sell these loan customers through our branch system. This network also generates residential loans to non-resident aliens secured by homes in Florida. Loan fundings in the wholesale program, together with branch lending, reached $934.4 million, $667.5 million, and $592.9 million for the years ended September 30, 2001, 2000, and 1999, respectively.

   The Bank services loans that it originates and endeavors to purchase loans servicing-released when available and appropriate. At September 30, 2001, $3.2 billion or 85.3%, of BankUnited's total loan portfolio consisted of one-to-four family residential loans, of which $1.8 billion, or 56.2%, were adjustable-rate mortgage ("ARM") loans and $1.4 billion, or 43.8%, were fixed-rate mortgage loans. BankUnited's first mortgage loans purchased or originated are generally repayable over 15 or 30 years. Residential loans typically remain outstanding for shorter periods than their contractual maturities because borrowers prepay the loans in full upon sale of the mortgaged property or upon refinancing of the original loan.

   BankUnited's ARMs generally have interest rates that adjust after an initial 1 month, 3 month, or 3, 5 or 7 year fixed-rate term ("hybrid" ARMs) and, to a lesser extent, semi-annually or annually with subsequent interest rate adjustments at a margin over the One-Year CMT or the 12 month moving average of the monthly average yield on U.S. Treasury securities adjusted to a constant maturity of one year published by the Federal Reserve ("MTA's"). Further, a portion of these ARMs provide for initial rates of interest which are significantly below the rates which would prevail were the contractual interest rate index and margin used for repricing applied initially. Such loans are commonly referred to as being in their teaser rate period. These loans adjust to the contractual rate on the first scheduled interest rate adjustment date. The maximum interest rate adjustment of BankUnited's ARMs is generally 1% semi-annually and 6% over the life of the loan, above or below the initial rate on the loan for semi-annual adjustable, or 2% annually and 6% over the life of the loan, above or below the initial rate on the loan for annual adjustable and hybrid ARMs. The maximum interest rate adjustments for Hybrid ARM's, which are tied to the MTA index generally range from none to 2%, periodically, and up to 13.8% over the life of the loan.

   Applicable regulations permit BankUnited to lend up to 100% of the appraised value of the real property securing a loan ("loan-to-value ratio"). When terms are favorable, BankUnited may purchase or originate single-family mortgage loans, other than wholesale loans, with loan-to-value ratios between 80% and 95%. In most of these cases, BankUnited will, as a matter of policy, require the borrower to obtain private mortgage insurance which insures that portion of the loan exceeding the 80% loan-to-value ratio, thereby reducing the risk to no more than 80% of appraised value. All loans are reviewed by BankUnited's underwriters to ensure that underwriting guidelines are met or that waivers are obtained in situations where mitigating factors exist.

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

   BankUnited has adopted written, non-discriminatory underwriting standards for use in the underwriting and review of every loan considered for origination or purchase. These underwriting standards are reviewed and approved annually by BankUnited's Board of Directors. BankUnited's underwriting standards for residential mortgage loans generally conform to standards established by the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation (the "FHLMC"), except that BankUnited's underwriting standards allow it to make loans (i) to non-resident aliens, as discussed below, (ii) exceeding the FNMA or FHLMC loan amount limits, and (iii) in cases where specific characteristics of the loan or borrower may compensate for the lack of conformity with the FNMA or FHLMC criteria.

   Borrowers are required to obtain casualty insurance and, if applicable, flood insurance in amounts at least equal to the outstanding loan balance or the maximum amount allowed by law. BankUnited also requires that a survey be conducted and title insurance be obtained, insuring the priority of its mortgage lien.

   BankUnited originates first mortgage loans to non-resident aliens in a manner similar to that described above for other residential loans. At September 30, 2001, approximately $737.8 million, or 19.7%, of the BankUnited's loan portfolio were first mortgage loans to non-resident aliens. The vast majority of these loans are secured by single-family residences located in Florida. Loans to non-resident aliens generally afford BankUnited an opportunity to receive rates of interest higher than those available from other single-family residential loans. Nevertheless, certain aspects of such loans may involve a greater degree of risk than conforming single-family residential mortgage loans. The ability to obtain access to the borrower is more limited for non-resident aliens, as is the ability to attach or verify assets located in foreign countries. BankUnited has attempted to minimize these risks through its underwriting standards for such loans including generally more conservative loan-to-value ratios and qualification based on verifiable assets located in the United States.

   Commercial Real Estate and Multi-Family Lending. BankUnited's commercial real estate lending division originates or participates in multi-family and commercial real estate loans. BankUnited sells a participating interest in the majority of the larger loans for risk management purposes in the normal course of business. The lending policy limits the Bank's risk generally to $25 million for a single loan and generally no more than $40 million to a single borrower. We believe the rapid consolidation of the south Florida banking market has created, and will continue to create, opportunities to originate commercial real estate loans for multi-family and commercial real estate developments. We have originated numerous development loans, largely by targeting top tier local real estate developers in Miami-Dade, Broward, Palm Beach and Collier Counties, who benefit from our market expertise, localized decision-making and rapid response time. BankUnited's strategy is to promote commercial lending together with private banking, as both areas seek to develop long-term relationships with select businesses, real estate investors, and professionals. At September 30, 2001, BankUnited had $179.1 million of commercial real estate loans and multi-family loans, representing a total of 4.8% of BankUnited's loan portfolio.

   BankUnited's commercial real estate loan portfolio includes loans secured by apartment buildings, office buildings, industrial/warehouses, retail centers and other properties, which are located in BankUnited's primary market area. Commercial real estate loans generally are originated in amounts up to 75% of the appraised value of the property securing the loan. Because commercial real estate and commercial lending requests are generally more complicated and involve larger dollar amounts, evaluation of such credit requests continues to rely on traditional credit analysis, including income projection, participation by the buyer, breakeven analysis and internal and external collateral evaluations. In determining whether to originate or purchase commercial real estate loans, BankUnited also considers such factors as the financial condition and track record of the borrower, and the debt service coverage of the property. Commercial real estate loans are made at both fixed- and adjustable-interest rates, typically for terms of less than 60 months, but may be up to 15 years.

   Loans secured by commercial real estate generally involve a greater degree of risk than one-to-four family residential mortgage loans. Commercial real estate loans typically involve large loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties usually depends on the successful operation of the real estate project that secures the loans and, thus, may be subject, to a greater extent, to adverse conditions in the real estate market or in the economy, particularly the interest rate environment.

   Real Estate Construction Lending. BankUnited makes real estate construction loans to individuals for the construction of their residences, as well as to builders and real estate developers for the construction of one-to-four family residences and commercial and multi-family real estate. At September 30, 2001, BankUnited had $114.8 million of construction loans representing a total of 3.1% of BankUnited's loan portfolio. Construction loans to individuals for their private residences are structured to be converted to permanent loans with the Bank at the end of the construction phase. Such residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential mortgage loans. The Bank's residential construction loans typically have terms of up to nine months and have rates higher than permanent residential mortgage loans offered by the Bank. During the construction phase, the borrower pays interest only. Generally, the maximum loan-to-value ratio of an owner occupied single-family construction loan is 90%.

   The Bank makes construction loans on commercial real estate projects secured by apartments, retail centers, industrial warehouse properties, office buildings, medical facilities or other property. These loans are structured to be converted to permanent loans at the end of the construction phase, which generally runs from 12 to 24 months. These construction loans have rates, that are higher than permanent commercial real estate loans currently offered by the Bank and the terms are generally consistent with those of permanent loans. These loans generally provide for the payment of interest and loan fees from loan proceeds. The loans are underwritten to the same standards as commercial real estate loans described above. Because of the uncertainties inherent in estimating construction costs and the market for the project upon completion, it is often difficult to determine the total loan funds that will be required to complete a project, the related loan-to-value ratios and the likelihood of ultimate success of a project. Construction loans to borrowers other than owner-occupants also involve many of the same risks discussed above regarding commercial real estate loans and tend to be more sensitive to general economic conditions than many other types of loans.

   Land. BankUnited makes land loans to individuals for the purchase of land for their residences, as well as to builders and real estate developers for purchase of land for future commercial development. Generally, the Bank requires for all land loans that they be developed within twelve to eighteen months. As a matter of policy the Bank does not make speculative land loans. At September 30, 2001, BankUnited had $33.6 million of land loans representing a total of 0.9% of BankUnited's loan portfolio.

   Commercial Business and Small Business Lending. Commercial and small business loans totaled $132.4 million as of September 30, 2001, representing 3.5% of total loans. Commercial business loans are made to companies with annual sales revenue in excess of $10.0 million in BankUnited's market area. Small business loans are made to companies with annual sales revenue less than $10.0 million; the loans do not typically exceed $1.0 million. BankUnited also offers payroll and merchant services through outside vendors, as well as in-house treasury management services. BankUnited makes both secured and unsecured loans, although the majority of these loans are on a secured basis. Accounts receivable, inventory, equipment, and/or general corporate assets of the borrowers, as well as the personal guarantee of the principal, typically secure the loans. The loans typically have fixed- and variable prime-based interest rates and are originated for terms ranging from 1 to 5 years. In its loan underwriting, BankUnited evaluates the value of the collateral securing the loan and assesses the borrower's creditworthiness and ability to repay. Exceptions to credit policy guidelines are discouraged, but may be available depending on all the circumstances. While these loans generally are made for shorter terms and at higher yields than one-to-four-family residential loans, such loans generally involve a higher level of risk than one-to-four-family residential loans because the risk of borrower default is greater and the collateral may be more difficult to liquidate and more likely to decline in value.

   Consumer Lending. Consumer loans totaled $84.7 million as of September 30, 2001, representing 2.3% of total loans. This portfolio consists primarily of automobile loans and home equity lines of credit. During fiscal 1999, BankUnited ceased its strategy of purchasing indirect paper from auto dealers and shifted its emphasis to primarily home equity lines and consumer loans. BankUnited cross-sells home equity lines of credit and consumer loans through its retail branch network to its growing deposit customer base. The origination and servicing of residential loans presents BankUnited with additional opportunities to expand its lending relationships by establishing home equity lines of credit for these customers.

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

   As of September 30, 2001, BankUnited had $35.2 million in substandard assets of which $31.6 million are classified as non-performing assets. Substandard assets consisted of the following:

                                                         As of
                                                     September 30,
                                                         2001
                                                     -------------
                                                      (Dollars in
                                                      thousands)
              One-to-four family residential loans..    $16,810
              Multi-family residential..............        162
              Commercial real estate................      8,540
              Commercial business and consumer loans      7,831
              REO...................................      1,832
                                                        -------
                 Total Substandard Assets...........    $35,175
                                                        =======

   In addition, $1.9 million of commercial business loans and $0.5 million of land loans for which reserves have been established were classified as loss as of September 30, 2001.

   BankUnited's allowance for loan losses is established and maintained based upon management's evaluation of the risks inherent in BankUnited's loan portfolio including the economic trends and other conditions in specific geographic areas as they relate to the nature of BankUnited's portfolio. BankUnited's one-to four family residential loans and consumer loans are homogeneous in nature and no single loan is individually significant in terms of its size or potential risk of loss. Therefore, management evaluates these loans as a group of loans. Management utilizes historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan administration and resolution, the views of its regulators, and other relevant factors, such as assumptions and projections of current economic and market conditions in order to determine the adequacy of the allowance for loan losses on these loans. For individually impaired commercial real estate loans, an estimated value of the property or collateral securing the loan is determined through an appraisal, where possible. In instances where BankUnited has not taken possession of the property or does not otherwise have access to the premises and therefore cannot obtain an appraisal, a real estate broker's opinion as to the value of the property is obtained based primarily on a drive-by inspection. If the unpaid balance of the loan is greater than the estimated fair value of the property, a reserve is established for the difference between the carrying value and the estimated fair value. Other impaired loans such as non-mortgage commercial loans are evaluated individually as well. For these loans, a determination is made of the value of the collateral, if any, through examination of current financial information. If the unpaid balance of the loan is greater than estimated fair value of the property, a reserve is established for the difference between the carrying value and the estimated fair value.

   Allowances are also established on all classes of the performing portfolio, for loans other than one-to-four family, and represent loss allowances that have been established to recognize the probable and inherent losses in the loan portfolio. In determining the adequacy of the reserves, management considers changes in the size and composition of the loan portfolio, historical loan loss experience, current economic and market conditions and BankUnited's credit administration and asset management philosophies and procedures.

   Because of the many factors that can affect recoverability, as discussed more fully in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Asset Quality," the estimated loss on individual loans or groups of loans may not be the same as the actual loss incurred, if any. As a self-correcting mechanism, to reduce the differences between estimated and actual losses, BankUnited's current process evaluates the actual losses that occur on all loans to determine whether refinements are necessary to improve procedures for estimating losses. This evaluation includes examining causes for actual losses and determining whether all of the factors resulting in the losses were considered in the estimation process. If not, the evaluation process is refined to consider those factors. Applied appropriately, this mechanism reduces, but will not eliminate, differences that occur between estimated and actual loan losses due to events and circumstances beyond the control of BankUnited.

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

   Mortgage-backed securities are primarily acquired for their liquidity, yield, and credit characteristics. Such securities may be used as collateral for borrowing or pledged as collateral for certain deposits, including public funds deposits. Mortgage-backed securities acquired include fixed- and adjustable-rate agency securities (GNMA, FNMA and FHLMC), private issue securities and collateralized mortgage obligations. BankUnited also securitizes residential mortgage loans with FNMA and FHLMC.

   BankUnited's portfolio also includes tax certificates issued by various counties in the State of Florida. Tax certificates represent tax obligations that are auctioned by county taxing authorities on an annual basis in order to collect delinquent real estate taxes. Although tax certificates have no stated maturity, the certificate holder has the right to collect the delinquent tax amount, plus interest, and can file for a tax deed if the delinquent tax amount is unpaid at the end of two years. Tax certificates have a claim superior to most other liens. If the holder does not file for the deed within seven years, the certificate becomes null and void. BankUnited discontinued purchasing tax certificates in fiscal 1999.

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

                                              As of September 30
                                         ----------------------------
                                           2001      2000      1999
                                         --------  --------  --------
                                            (Dollars in thousands)
         Federal agency securities...... $ 55,067  $  5,341  $  6,752
         Tax certificates...............      876     5,699    14,815
         Mortgage-backed securities.....  832,728   342,355   347,224
         Other(1).......................   80,069    17,124    18,307
                                         --------  --------  --------
            Total investment securities. $968,740  $370,519  $387,098
                                         ========  ========  ========
            Weighted average yield......     6.53%     6.93%     6.74%
                                         ========  ========  ========

--------
(1) Includes $39.9 million, $14.3 million and $14.7 million of trust preferred securities of other issuers as of September 30, 2001, 2000 and 1999 respectively.

   The following table sets forth information regarding the maturities of BankUnited's investments as of September 30, 2001. Amounts shown are carrying value:



                                           Periods to Maturity from September 30, 2001
                               As of     ------------------------------------------------
                           September 30, Within  1 Through 5 Through Over 10     Equity
                               2001      1 Year   5 Years  10 Years   Years    Securities
                           ------------- ------  --------- --------- --------  ----------
                                               (Dollars in thousands)
Federal agency securities.   $ 55,067    $   --   $5,066    $   --   $ 50,001    $   --
Tax certificates(1).......        876       876       --        --         --        --
Mortgage-backed securities    832,728     2,296      159     2,556    827,717        --
Other.....................     80,069     4,990       --    $6,222     64,151     4,706
                             --------    ------   ------    ------   --------    ------
   Total..................   $968,740    $8,162   $5,225    $8,778   $941,869    $4,706
                             ========    ======   ======    ======   ========    ======
Weighted average yield....       6.53%     6.51%    6.07%     5.91%      6.57%      N/A
                             ========    ======   ======    ======   ========    ======

--------
(1) Maturities are based on contractual maturities.

Mortgage Loan Servicing

   BankUnited's mortgage loans servicing agreements generally provide for loan servicing fees ranging from 0.25% to 0.50% per annum of the declining principal amount of the loans, plus any late charges or other ancillary fees. Loan servicing fees for loans serviced under mortgage-backed securities programs are either subject to negotiation with the sponsoring agency or in certain instances set by the sponsoring agency. Servicing fees for loans sold to private investors are determined by agreement with the investor. Income from servicing is calculated based upon the contractual servicing fee, net of amortization of the carrying value of the mortgage servicing rights. At September 30, 2001, 2000 and 1999 BankUnited serviced mortgage loans for investors with unpaid principal balances of approximately $348.7 million, $343.6 million and $421.8 million, respectively, which are not reflected in the accompanying Consolidated Statements of Financial Condition.

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

Sources of Funds

   BankUnited's primary sources of funds for its investment and lending activities are customer deposits, loan repayments, funds from operations, the issuance of BankUnited Capital stock (including trust preferred securities), Senior Notes and FHLB advances.

   Deposits. BankUnited offers a full variety of deposit accounts ranging from passbook accounts to certificates of deposit with maturities of up to five years. BankUnited also offers transaction accounts, which include personal and commercial checking accounts, negotiable order of withdrawal ("NOW") accounts, insured money market deposit accounts and the Diamond Program accounts. The Diamond Program is a package account that offers a suite of financial services. The rates paid on deposits are established periodically by management based on BankUnited's need for funds and the rates being offered by BankUnited's competitors with the goal of remaining competitive without offering the highest rates in the market area. Shortly after fiscal year end 2001, the Diamond Program was replaced by the Signature Program, which offers a similar suite of financial services with added value at various levels.

   During a high interest rate environment when rates are expected to decline, BankUnited has placed emphasis on attracting deposits into passbook accounts, money market accounts, short-term certificates of deposit and other short-term savings alternatives. These short-term deposits are more sensitive to market conditions than long-term fixed-rate certificates and reduce BankUnited's cost of funds. While market-sensitive savings instruments permit BankUnited to reduce its cost of funds during periods of declining interest rates, such savings instruments also increase BankUnited's vulnerability to periods of high interest rates. Conversely, during a low interest rate environment when rates are expected to increase, more emphasis is placed on attracting deposits into long-term, fixed-rate certificates. There are no regulatory interest rate ceilings on BankUnited's accounts (See "Item 7a. Quantitative and Qualitative Disclosure about Market Risk").

   The following table sets forth information concerning BankUnited's deposits by account type and the weighted average nominal rates at which interest is paid thereon as of the dates indicated:

                                                         As of September 30,
                                          -------------------------------------------------
                                                2001             2000             1999
                                          ---------------  ---------------  ---------------
                                            Amount   Rate    Amount   Rate    Amount   Rate
                                          ---------- ----  ---------- ----  ---------- ----
                                                        (Dollars in thousands)
Passbook accounts........................ $  596,534 3.64% $  324,894 4.86% $  379,503 4.57%
                                          ----------       ----------       ----------
Checking:
  Non-interest bearing...................     89,726   --      72,253   --      50,075   --
  NOW accounts...........................    128,576 1.97%    116,032 2.73%    125,617 2.75%
  Insured money market...................     92,975 3.01%     90,531 4.79%     92,785 4.04%
                                          ----------       ----------       ----------
   Total transaction accounts............    311,277          278,816          268,477
                                          ----------       ----------       ----------
   Total passbook and checking accounts..    907,811          603,710          647,980
                                          ----------       ----------       ----------
Certificates:
  30-89 day certificates of deposit......      2,258 3.31%      1,128 3.83%      2,260 4.40%
  3-5 month certificates of deposit......    211,672 4.16%     19,547 5.66%     28,943 4.63%
  6-8 month certificates of deposit......    131,364 4.28%    130,461 6.09%    273,090 4.92%
  9-11 month certificates of deposit.....    111,960 5.32%    280,019 6.45%    138,684 5.26%
  12-17 month certificates of deposit....    452,012 5.51%    776,084 6.33%    688,792 5.21%
  18-23 month certificates of deposit....    155,021 6.02%    184,924 6.18%     83,369 5.55%
  24-29 month certificates of deposit....    189,096 5.23%    148,593 5.85%    102,394 5.66%
  30-35 month certificates of deposit....     40,685 5.93%     32,493 6.09%     26,550 5.97%
  36-60 month certificates of deposit....    178,266 5.99%    151,279 6.18%    109,686 6.13%
  Public Funds...........................    273,000 6.31%    281,300 6.02%    178,050 4.98%
                                          ----------       ----------       ----------
   Total certificates....................  1,745,334        2,005,828        1,631,818
                                          ----------       ----------       ----------
    Totals............................... $2,653,145       $2,609,538       $2,279,798
                                          ==========       ==========       ==========
      Weighted average rates.............            4.60%            5.67%            4.83%

   At September 30, 2001, 2000 and 1999, there were overdrafts of approximately $405,000, $606,000 and $551,000, respectively.

   The following table sets forth information by various categories regarding the amount of BankUnited's certificate accounts (under $100,000) as of September 30, 2001 that mature during the period indicated.

                                                                      Periods to Maturity from September 30, 2001
                                                                      -------------------------------------------
                                                            As of                                         More
                                                        September 30,  Within 1     1 to 2     2 to 3    than 3
                                                            2001         Year       Years      Years     Years
                                                        ------------- --------     --------    -------   -------
                                                                         (Dollars in thousands)
Certificate accounts
   2.00% to 2.99 %.....................................  $    4,305   $  3,620    $    632    $    10   $    43
   3.00% to 3.99%......................................     125,118    109,515      14,975        515       113
   4.00% to 4.99%......................................     439,932    318,877     103,511     17,217       327
   5.00% to 5.99%......................................     144,189     88,224      30,589     22,415     2,961
   6.00% to 6.99%......................................     309,315    262,558      30,656      9,135     6,966
   7.00% to 7.99%......................................      70,777     58,695       9,892        421     1,769
                                                         ----------    --------    --------    -------   -------
       Total certificate accounts (under $100,000).....  $1,093,636   $841,489    $190,255    $49,713   $12,179
                                                         ==========    ========    ========    =======   =======

   The following table sets forth information by various rate categories regarding the amounts of the BankUnited's jumbo ($100,000 and over) certificate accounts as of September 30, 2001 that mature during the periods indicated.

                                                   Periods to Maturity from September 30, 2001
                                                   -------------------------------------------
                                         As of                                          More
                                     September 30,  Within 1     1 to 2      2 to 3    than 3
                                         2001         Year       Years       Years     Years
                                     ------------- --------     --------    -------   ------
                                                      (Dollars in thousands)
Jumbo certificate accounts..........
   2.00% to 2.99%...................   $  1,274    $  1,074    $    100    $   100    $   --
   3.00% to 3.99%...................     53,610      44,796       8,713         --       101
   4.00% to 4.99%...................    164,314     118,281      26,885     19,148        --
   5.00% to 5.99%...................     84,536      31,284      15,630     37,118       504
   6.00% to 6.99%...................    198,740     112,637      58,799     24,487     2,817
   7.00% to 7.99%...................    149,224     114,252      33,101        610     1,261
                                       --------     --------    --------    -------    ------
   Total Jumbo certificate accounts.   $651,698    $422,324    $143,228    $81,463    $4,683
                                       ========     ========    ========    =======    ======

   Included in the table of jumbo certificate accounts above, are $273.0 million in certificates of deposit issued to the State of Florida, referred to as public funds, which have interest rates ranging from 3.40% to 7.23%. These certificates are collateralized with GNMA, FNMA, and FHLMC mortgage-backed securities with market values of approximately $138.9 million at September 30, 2001.

   Of BankUnited's total deposits, excluding public funds, at September 30, 2001, 2000 and 1999, 15.9%, 16.8%, and 13.0%, respectively, were certificates of deposit of $100,000 or more issued to the general public. Although jumbo certificates of deposit are generally more rate sensitive than smaller size deposits, management believes that BankUnited will retain many of these deposits.

   Borrowings. When BankUnited's primary sources of funds are not sufficient to meet deposit outflows, loan originations and other cash requirements, BankUnited may borrow funds from the FHLB of Atlanta and from other sources. The FHLB system acts as an additional source of funding for financial institutions. In addition, BankUnited uses subordinated notes, securities sold under agreements to repurchase and trust preferred securities in order to increase available funds.

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

   BankUnited also has advances under the FHLB "knockout" advance program. In general, a knockout advance is structured as a fixed-rate advance that the FHLB may convert to a floating rate indexed to the 3-month LIBOR rate if, at the end of any given three-month period after the non-conversion period, the 3-month LIBOR rate equals or exceeds an agreed upon threshold rate. Should a particular advance be converted by the FHLB, its rate will reset quarterly for the remainder of the term.

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

   During the 1997 and 1998 fiscal years, BankUnited issued an aggregate of $227.2 million in Junior Subordinated Deferrable Interest Debentures, which were purchased by its Delaware trust subsidiaries primarily with proceeds from the sale of trust preferred securities. See Notes to Consolidated Financial Statements for a description of the Junior Subordinated Deferrable Interest Debentures and the trust preferred securities. In November 1999, the Board of Directors of BankUnited authorized the purchase from time to time in the open market, or otherwise, of up to 300,000 shares of trust preferred securities issued by BankUnited's trust subsidiaries. As of September 30, 2001, BankUnited had purchased a total of 167,299 shares of trust preferred securities issued by its trust subsidiaries on the open market at a cost of $11.4 million.

   During November 1998, the Bank established a medium-term note program which permits the issuance, from time to time, of up to a total of $500 million aggregate principal amount of the Senior Notes, with maturities from 9 months to 10 years from the date of issuance. As a condition of issuance, interest, principal and any redemption premium on all offered Senior Notes are supported by an irrevocable standby letter of credit of the FHLB of Atlanta. The Senior Notes provide an additional source of funding, potentially with longer maturities with attractive rates. In February 1999, the Bank issued and sold $200 million of Senior Notes that mature five years from the date of issuance and bear interest at an annual rate of 5.40% payable semiannually. The Bank used the net proceeds from the sale of the notes for general corporate purposes, loan financing, and assisting in the Bank's asset/liability management. The notes are rated "Aaa" by Moody's Investors Service, Inc. and "AAA" by Standard and Poor's Rating Services.

   Securities sold under agreements to repurchase is another source of borrowed funds which is available to BankUnited. Under this type of borrowing, securities are pledged against borrowed funds and are released when the funds are repaid. BankUnited uses this type of borrowing alternative on a short-term basis maturities are usually within thirty to sixty days from inception. At September 30, 2001, BankUnited held $283.1 million in repurchase agreements, $16.6 million of which matured overnight, $216.5 million of which matured in October and $50.0 million of which matured in November. As of September 30, 2001, BankUnited had $297.9 million in investments and mortgage-backed securities pledged against these agreements.

   The following tables set forth information as to BankUnited's borrowings as of the dates and for the periods indicated.

                                                            At September 30,
                                       ----------------------------------------------------------
                                              2001                2000                1999
                                       ------------------  ------------------  ------------------
                                                  Weighted            Weighted            Weighted
                                                  Average             Average             Average
                                        Balance     Rate    Balance     Rate    Balance     Rate
                                       ---------- -------- ---------- -------- ---------- --------
                                                         (Dollars in thousands)
Period End Balances:
   FHLB advances(1)................... $1,509,721   5.35%  $1,251,426   6.28%  $1,096,447   5.46%
   company obligated mandatorily
     redeemable trust preferred
     securities of subsidiary trusts
     holding solely junior
     subordinated deferrable interest
     debentures of BankUnited(2)......    203,592   9.50%     212,393   9.53%     218,500   9.53%
   Senior notes.......................    200,000   5.40%     200,000   5.40%     200,000   5.40%
   Securities sold under agreements
     to repurchase(3).................    283,116   3.61%       9,205   6.42%      31,701   5.34%
                                       ----------   ----   ----------   ----   ----------   ----
       Total borrowings............... $2,196,429   5.51%  $1,673,024   6.47%  $1,546,648   6.02%
                                       ==========   ====   ==========   ====   ==========   ====

                                                    For the Year Ended September 30,
                                       ----------------------------------------------------------
                                              2001                2000                1999
                                       ------------------  ------------------  ------------------
                                                  Weighted            Weighted            Weighted
                                                  Average             Average             Average
                                        Balance     Rate    Balance     Rate    Balance     Rate
                                       ---------- -------- ---------- -------- ---------- --------
                                                         (Dollars in thousands)
Average Balances:
   FHLB advances(1)................... $1,109,337   6.08%  $1,008,161   5.88%  $  917,560   5.41%
   Company obligated mandatorily
     redeemable trust preferred
     securities of subsidiary trusts
     holding solely junior
     subordinated deferrable interest
     debentures of BankUnited(2)......    206,316   9.66%     215,600   9.69%     218,500   9.68%
   Senior notes.......................    200,000   5.67%     200,000   5.71%     132,055   5.76%
   Securities sold under agreements
     to repurchase(3).................    112,062   4.40%      10,621   8.23%      25,311   5.86%
                                       ----------   ----   ----------   ----   ----------   ----
       Total borrowings............... $1,627,715   6.37%  $1,434,382   6.45%  $1,293,426   6.18%
                                       ==========   ====   ==========   ====   ==========   ====

--------
(1) The maximum amount of FHLB advances outstanding during the years ended September 30, 2001, 2000 and 1999 was $1.5 billion, $1.3 billion and $1.1 billion, respectively.
(2) The maximum amount of trust preferred securities outstanding was $218.5 million during the years ended September 30, 2001, 2000 and 1999.
(3) The maximum amount of securities sold under agreements to repurchase at any month-end during the years ended September 30, 2001, 2000 and 1999 was $316.7 million, $30.8 million, and $96.9 million, respectively.

Activities of Subsidiaries

   T&D Properties of South Florida, Inc., a Florida corporation ("T&D"), is a wholly owned operating subsidiary of the Bank that holds tax certificates and holds title to, maintains, manages and supervises the disposition of real property acquired through tax deeds. T&D was established in 1991 for the purpose of insulating the Bank from risk of liability concerning the maintenance, management and disposition of real property.

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

Employees

   At September 30, 2001, BankUnited had 558 full-time equivalent employees. BankUnited's employees are not represented by a collective bargaining group, and BankUnited considers its relations with its employees to be excellent. BankUnited provides employee benefits customary in the savings industry, which include group medical, dental and life insurance, a 401(k) profit sharing plan and paid vacations. BankUnited also provides incentive compensation plans (including stock bonus and stock option plans) for officers, directors and employees.

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

   Annual Reporting and Examinations. Under HOLA and OTS regulations, a savings bank holding company must file periodic reports with the OTS and comply with OTS record keeping requirements. BankUnited is also subject to holding company examination by the OTS.

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

   In September 1996, Congress enacted legislation to eliminate any competitive disadvantage between the Bank Insurance Fund (the "BIF") and SAIF member institutions, from SAIF deposit insurance premiums, which were generally higher than BIF deposit insurance premiums. The legislation provided for a one-time assessment to be imposed on all deposits assessed at the SAIF rates, as of March 31, 1995, in order to recapitalize the SAIF. As a result of the special assessment, the Bank's deposit insurance premiums were initially reduced to 6.7 basis points, and as of 1996 the SAIF deposits assessment was reduced to zero. These premiums are subject to change in future periods.

   In addition to deposit insurance assessments, the FDIC is authorized to collect assessments against insured deposits to be paid to the Finance Corporation ("FICO") to service FICO debt incurred in the 1980s. The FICO assessment rate is adjusted quarterly. Before 2000, the FICO assessment rate for SAIF-insured deposits was five times higher than the rate for BIF-insured deposits. Beginning in 2000, SAIF- and BIF-insured deposits are being assessed at the same rate by FICO. During fiscal 2001, the annualized rate was $0.02 cents per $100 of insured deposits.

   Regulatory Capital Requirements. OTS regulations incorporate a risk-based capital requirement that is designed to be no less stringent than the capital standard applicable to national banks. It is modeled in many respects on, but not identical to, the risk-based capital requirements adopted by the FDIC. Associations whose exposure to interest-rate risk is deemed to be above normal will be required to deduct a portion of such exposure in calculating their risk-based capital. The OTS may establish, on a case-by-case basis, individual minimum capital requirements for a savings association that vary from the requirements that otherwise would apply under the OTS capital regulations. The OTS has not established such individual minimum capital requirements for the Bank, and, as of September 30, 2001, the Bank exceeded all applicable regulatory requirements. See Notes to Consolidated Financial Statements. Under current law and regulations, there are no capital requirements directly applicable to BankUnited.

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

   Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank ("FHLB") system, which consists of 12 regional FHLBs governed and regulated by the Federal Housing Finance Board. The FHLBs provide a central credit facility for member institutions, The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations as of the close of each calendar year, or 5% of its borrowings from the FHLB of Atlanta (including advances and letters of credit issued by the FHLB on the Bank's behalf). The Bank is currently in compliance with this requirement, with a $75.5 million investment in stock of the FHLB of Atlanta as of September 30, 2001.

   The FHLB of Atlanta makes advances to members in accordance with policies and procedures periodically established by the Federal Housing Finance Board and the Board of Directors of the FHLB of Atlanta. Currently outstanding advances from the FHLB of Atlanta are required to be secured by a member's shares of stock in the FHLB of Atlanta and by certain types of mortgages and other assets. Eligible collateral is further limited in certain respects. Interest rates charged for advances vary depending on maturity, the cost of funds to the FHLB of Atlanta and the purpose of the borrowing. As of September 30, 2001, advances from the FHLB of Atlanta totaled $1.5 billion.

   The Bank is also required to maintain cash reserve requirements at the Federal Home Loan Bank. At September 30, 2001 this cash reserve requirement was $20.8 million.

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

   Any savings institution that fails to become or remain a QTL must either convert to a national bank charter or be subject to restrictions specified in the OTS regulations. Any such savings institution that does not become a bank will be: (i) prohibited from making any new investment or engaging in activities that would not be permissible for national banks; (ii) prohibited from establishing any new branch office in a location that would not be permissible for a national bank in the institution's home state; (iii) ineligible to obtain new advances from any FHLB; and (iv) subject to limitations on the payment of dividends comparable to the statutory and regulatory dividend restrictions applicable to national banks. Also, beginning three years after the date on which the savings association ceases to be a QTL, the savings association will be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding advances to any FHLB. A savings institution may re-qualify as a QTL if it thereafter complies with the QTL test. At September 30, 2001, the Bank exceeded the QTL requirements.

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

   Under regulations adopted by the OTS with the other federal banking agencies, there are three tests for the evaluation of a savings institution's performance. The lending test evaluates a savings institution's record of helping to meet the credit needs of its assessment area through its lending activities, by considering an institution's home mortgage, small business, small farm, and community development lending. The investment test evaluates a savings institution's record of helping to meet the needs of its assessment area through qualified investments that benefit its assessment area or a broader statewide or regional area including the assessment area, and the service test evaluates a savings institution by analyzing both the availability and the effectiveness of the institution's systems for delivering retail banking services and the extent and innovativeness of its community development services. Based upon the savings institution's performance under the lending, investment and service tests, and any other tests which may be applicable to the institution under the regulations, the OTS assigns the savings institution one of four ratings prescribed under the regulations. The four possible ratings of meeting community credit needs are outstanding, satisfactory, needs to improve, and substantial noncompliance. Based upon the most recent OTS examination performed in fiscal 2000, the Bank's CRA rating is satisfactory.

   Loans-to-one-borrower Limitations. The loans-to-one borrower limits applicable to national banks also apply to savings institutions. Generally, under current limits, loans and extensions of credit outstanding at one time to a single borrower and not fully secured may not exceed 15% of the savings institution's unimpaired capital and unimpaired surplus. Loans and extensions of credit fully secured by certain readily marketable collateral may represent an additional 10% of unimpaired capital and unimpaired surplus. As of September 30, 2001, the Bank was in compliance with the loans-to-one-borrower limitations.

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

  Legislative and Regulatory Developments

   Pursuant to the GLB, the federal banking agencies have jointly adopted a privacy regulation with which savings institutions must comply on and after July 1, 2001. Subject to certain exceptions, the privacy regulation requires each financial institution to give a consumer notice of its privacy policies and practices before disclosing nonpublic personal information about the consumer to any non-affiliated third party, to give each customer notice of its privacy policies and procedures at the time a customer relationship is established and annually thereafter, and to give each consumer an opt out notice and reasonable opportunity for the customer to opt out of having his nonpublic personal information disclosed by the financial institution to non-affiliated third parties. The Bank has worked diligently to make all necessary and appropriate preparations to comply with the new privacy requirements.

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

   As a result of this change in accounting method, the Bank must recapture the excess of its September 30, 1996 bad debt reserve over the reserve in existence on December 31, 1987. This recapture will occur over a six-year period, commencing with the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. This legislation has not had a material impact on BankUnited or the Bank.

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

  Foreclosures

   Tax legislation enacted in August of 1996 significantly changed the tax treatment with respect to foreclosures for taxable years beginning after December 31, 1995. Prior to this legislation, a thrift's acquisition of property by means of foreclosure was not treated as a taxable event for federal tax purposes. No gain or loss was recognized at the time of foreclosure and no portion of the debt could be treated as worthless. In addition, prior to the August 1996 legislation, thrift institutions were allowed a tax benefit for write-downs of foreclosed property to fair market value. Finally, for thrifts that computed its bad debt deduction under the experience method, gains or losses realized from the sale of foreclosed property were not taken into account in computing taxable income, but were credited or charged to the thrift's bad debt reserve.

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

Item 2. Properties

   Currently BankUnited operates 35 full-service banking offices located in South Florida and one in West Florida, of which 33 are leased and 3 are owned. BankUnited's banking offices have square footage ranging from 970 square feet to 5,000 square feet with lease terms ranging from the year 2002 to the year 2010.

   BankUnited's executive and administrative offices are located at 255 Alhambra Circle, Coral Gables, Florida 33134 where, as of September 30, 2001, BankUnited leased approximately 18,000 square feet of space pursuant to a lease agreement that begins to terminate with respect to portions of the premises in 2004. BankUnited also leases approximately 40,000 square feet of space for its operation center, which is located at 7815 NW 148 Street, Miami Lakes, Florida 33016, pursuant to a lease agreement that begins to terminate with respect to portions of the premises in 2002. BankUnited has multiple options to renew leases at all banking offices and other locations. BankUnited owns an office condominium, which is currently not leased.

   For further information regarding BankUnited's lease obligations, see Notes to Consolidated Financial Statements.

Item 3. Legal Proceedings.

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

Item 4. Submission of Matters to a Vote of Security Holders.

   No matters were submitted to a vote of BankUnited's security holders during the fourth quarter of the fiscal year ended September 30, 2001.

Item 4a. Executive Officers of the Registrant.

   The following table sets forth information concerning the executive officers and directors of BankUnited and the Bank.

         Name           Age               Positions with Company and Business Experience
         ----           ---               ----------------------------------------------

Alfred R. Camner....... 57  Director, Chairman of the Board and Chief Executive Officer (1993 to
                            present), President (1993 to 1998, April 2001 to present) and Chief
                            Operating Officer (April 2001 to present) of BankUnited; Director,
                            Chairman of the Board and Chief Executive Officer (1984 to present) and
                            President (1984 to 1993, 1994 to 1998) of the Bank; Senior Managing
                            Director (1996 to present) of Camner, Lipsitz and Poller, Professional
                            Association, attorneys-at-law; General Counsel to CSF Holdings, Inc. and its subsidiary, Citizens Federal Bank (1973 to 1996); Director, Executive
                            Committee member of Loan America Financial Corporation (1985 to
                            1994).

Mehdi Ghomeshi......... 45  Executive Vice Chairman of the Board (2001 to present) and Director,
                            President and Chief Operating Officer of BankUnited and the Bank
                            (December 1998 to 2001); Market President of NationsBank, South Florida
                            (January 1998 to December 1998); President and Chief Operating Officer
                            of Barnett Bank, South Florida (1996 to 1998); Director of Special Assets
                            and Risk Management, Barnett Banks, Inc. (1995 to 1996); Executive Vice
                            President, Commercial Real Estate, Barnett Bank of South Florida (1993 to
                            1995).

Lawrence H. Blum....... 58  Director and Vice Chairman of the Board of BankUnited (1993 to present)
                            and the Bank (1984 to present); Managing Director (1992 to present) and partner (1974 to present) of Rachlin, Cohen & Holtz, certified public accountants.

Marc D. Jacobson....... 59  Director (1993 to present) and Secretary (1993 to 1997) of BankUnited;
                            Director (1984 to present) and Secretary (1985 to 1996) of the Bank; Vice
                            President of Head-Beckham Ameri Insurance Agency, Inc., and its
                            predecessor, Head-Beckham Insurance Agency, Inc. (1990 to present).

Allen M. Bernkrant..... 71  Director of BankUnited (1993 to present) and the Bank (1985 to present);
                            Private investor in Miami, Florida (1990 to present).

Marc Lipsitz........... 60  Director (1996 to present) and Secretary (1997 to present) of BankUnited;
                            Managing Director (1996 to present) of Camner, Lipsitz and Poller,
                            Professional Association, attorneys-at-law and its predecessor, Stuzin and
                            Camner, Professional Association, attorneys-at-law; General Counsel of
                            Jefferson National Bank (1993 to 1996); Partner, Stroock, Stroock &
                            Lavan, attorneys-at-law (1991 to 1993).

Neil H. Messinger, M.D. 63  Director of BankUnited and the Bank (1996 to present); Radiologist;
                            President (1986 to present), Radiological Associates, Professional
                            Association; Chairman (1986 to present) of Imaging Services of Baptist
                            Hospital.

Executive Officers of BankUnited And/or the Bank
Who Are Not Directors:

        Name          Age               Positions with Company and Business Experience
        ----          ---               ----------------------------------------------

Lisa Barrera......... 38  Senior Executive Vice President (April 2001 to present), Executive Vice
                          President Production Manager (November 2000 to April 2001), Executive
                          Vice President Mortgage Operations (March 2000 to November 2000),
                          Senior Vice President Mortgage Operations (February 1999 to March
                          2000), of the Bank. Vice President/Regional Sales and Service Center
                          Manager (1994 to 1999) of NationsBank Mortgage Corporation, formerly
                          Barnett Mortgage Corporation. Senior Vice President/Corporate
                          Operations Manager (1989 to 1994) of Loan America Financial
                          Corporation.

Iliana Castillo-Frick 46  Senior Executive Vice President (April 2001 to present) and Executive
                          Vice President, Human Resources Director (April 2000 to April 2001) of
                          the Bank. Vice President/Staffing Manager (February 1998 to March
                          2000); Vice President /Human Resources Manager (October 1995 to
                          January 1998); Assistant Vice President/Senior Human Resources
                          Generalist (April 1994 to September 1995), of Bank of America formerly
                          Barnett Banks, Inc.

Michael J. Clutter... 54  Senior Executive Vice President (April 2001 to present), Executive Vice
                          President, Credit Policy, of the Bank (March 1999 to April 2001); Senior
                          Vice President-Credit Administration (1984 to 1999) of Barnett Bank,
                          Broward County and its successor by merger, NationsBank, Inc.

Janette L. Davis..... 46  Senior Executive Vice President (April 2001 to present), Executive Vice
                          President, Retail Banking, of the Bank (February 1999 to April 2001);
                          Senior Vice President/Region Executive (1998 to 1999), Group Senior
                          Vice President, Market Executive (1996 to 1998) and Vice President,
                          Office Manager (1992 to 1996) of Barnett Bank, South Florida and its
                          successor by merger, NationsBank, Inc.

Humberto Lopez....... 42  Senior Executive Vice President (April 2001 to present), Executive Vice
                          President, Finance, of the Bank (January 1999 to April 2001) and Chief
                          Financial Officer of BankUnited and the Bank (December 1999 to
                          present); Director (1998 to 1999), PricewaterhouseCoopers LLP; Chief
                          Financial Officer (1997 to 1998) of Barnett Bank, South Florida and its
                          successor by merger, NationsBank, Inc., Regional Finance Manager (1996 to 1997) and Regional Controller (1993 to 1996) of Barnett Banks, Inc. and
                          its successor by merger, NationsBank, Inc.

Vincent F. Post, Jr.. 48  Senior Executive Vice President (April 2001 to present) Executive Vice
                          President, Commercial Real Estate Banking, of the Bank (1998 to April
                          2001); Executive Vice President (1996 to 1998) and Group Senior Vice
                          President (1994 to 1996) of Barnett Bank, South Florida and its successor by merger, NationsBank, Inc.

   All executive officers serve at the discretion of the Board of Directors and are elected annually by the Board.

                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholders
Matters.

Stock Information

   BankUnited's Class A Common Stock, $.01 par value ("Class A Common Stock"), is traded in the over-the-counter market and quoted in the Nasdaq-Amex Stock Market ("Nasdaq"). BankUnited's Class B Common Stock, $.01 par value ("Class B Common Stock"), is not currently traded on any established public market.

   At December 24, 2001, there were 507 and 14 holders of record of BankUnited's Class A Common Stock and Class B Common Stock, respectively. The number of holders of record of the Class A Common Stock includes nominees of various depository trust companies for an undeterminable number of individual stockholders. Class B Common Stock is convertible into Class A Common Stock at a ratio (subject to adjustment on the occurrence of certain events) of one share of Class A Common Stock for each share of Class B Common Stock surrendered for conversion.

   There were no common stock dividends declared or paid in fiscal 2001 or 2000. See Notes to Consolidated Financial Statements for a discussion of restrictions on the Bank's payment of dividends to BankUnited.

   The following tables set forth, for the periods indicated, the range of high and low bid prices for the Class A Common Stock quoted on Nasdaq. Stock price data in the Nasdaq reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                         Class A
                                      Common Stock
                                      -------------
                                          Price
                                      -------------
                                       High   Low
                                      ------ ------
Fiscal Year Ended September 30, 2001:
   1st Quarter....................... $ 8.50 $ 6.69
   2nd Quarter....................... $11.88 $ 7.91
   3rd Quarter....................... $14.95 $10.25
   4th Quarter....................... $15.90 $12.00
Fiscal Year Ended September 30, 2000:
   1st Quarter....................... $ 9.07 $ 6.88
   2nd Quarter....................... $ 8.00 $ 6.78
   3rd Quarter....................... $ 7.38 $ 5.94
   4th Quarter....................... $ 7.81 $ 6.13

Item 6. Selected Financial Data.

                                                                          As of or for the Fiscal Year Ended September 30,
                                                                      --------------------------------------------------------
                                                                         2001        2000       1999        1998       1997
                                                                      ----------  ---------- ----------  ---------- ----------
                                                                           (Dollars in thousands, except statistical data
                                                                                      and earnings per share)
Operations Data:
Interest income...................................................... $  324,077  $  295,315 $  233,550  $  207,567 $  108,774
Interest expense.....................................................    246,793     219,146    187,515     167,543     75,960
                                                                      ----------  ---------- ----------  ---------- ----------
Net interest income..................................................     77,284      76,169     46,035      40,024     32,814
Provision for loan losses............................................      7,100       4,645      7,939       1,700      1,295
                                                                      ----------  ---------- ----------  ---------- ----------
Net interest income after provision for loan losses..................     70,184      71,524     38,096      38,324     31,519
                                                                      ----------  ---------- ----------  ---------- ----------
Non-interest income:
  Service fees, net..................................................      6,495       4,295      3,785       1,139      2,993
  Net gain (loss) on sales of loans, investments and mortgage-backed
   securities........................................................      3,235          71         (5)      4,429        819
  Net (loss) gain on sale of other assets............................        (15)         --          1           6          1
  Other..............................................................      3,877       1,709      1,019         651        247
                                                                      ----------  ---------- ----------  ---------- ----------
Total non-interest income............................................     13,592       6,075      4,800       6,225      4,060
                                                                      ----------  ---------- ----------  ---------- ----------
Non-interest expenses:
  Employee compensation and benefits.................................     22,629      19,819     15,970      10,943      8,880
  Occupancy and equipment............................................      9,046       8,332      8,029       4,854      3,568
  Insurance..........................................................      1,000       1,221      1,683       1,185        948
  Professional fees..................................................      3,267       3,193      3,084       1,891      1,605
  Other..............................................................     18,455      19,959     19,627      13,310      7,946
                                                                      ----------  ---------- ----------  ---------- ----------
  Total non-interest expense.........................................     54,397      52,524     48,393      32,183     22,947
                                                                      ----------  ---------- ----------  ---------- ----------
Income (loss) before income taxes, extraordinary item and
 preferred stock dividends...........................................     29,379      25,075     (5,497)     12,366     12,632
Provision (benefit) for income taxes.................................     11,106      10,247     (1,903)      5,009      5,033
                                                                      ----------  ---------- ----------  ---------- ----------
Net income (loss) before extraordinary item and preferred stock
 dividends...........................................................     18,273      14,828     (3,594)      7,357      7,599
Extraordinary item (net of tax)......................................        823         936         --          --         --
                                                                      ----------  ---------- ----------  ---------- ----------
Net income (loss) before preferred stock dividends...................     19,096      15,764     (3,594)      7,357      7,599
Preferred stock dividends............................................        649         790        773         897      2,890
                                                                      ----------  ---------- ----------  ---------- ----------
Net income (loss) after preferred stock dividends.................... $   18,447  $   14,974 $   (4,367) $    6,460 $    4,709
                                                                      ==========  ========== ==========  ========== ==========
Financial Condition Data:
Total assets......................................................... $5,238,195  $4,552,069 $4,078,471  $3,738,383 $2,145,406
Loans receivable, net, and mortgage-backed securities(1).............  4,332,336   3,700,492  3,246,455   3,215,360  1,781,652
Investments, overnight deposits, tax certificates, reverse
 repurchase agreements, certificates of deposit and other earning
 assets..............................................................    461,276     401,481    295,213     194,791    186,955
Total liabilities....................................................  4,937,749   4,349,482  3,888,334   3,539,091  2,045,761
Deposits.............................................................  2,653,145   2,609,538  2,279,798   2,124,824  1,195,892
Long-term debt.......................................................  1,349,721   1,086,426    966,447     766,466    191,484
Company obligated mandatory redeemable trust preferred securities of subsidiary trust holding solely junior subordinated deferrable
 interest debentures of BankUnited...................................    203,592     212,393    218,500     218,500    116,000
Borrowings...........................................................  2,196,429   1,673,024  1,546,648   1,361,114    817,484
Total stockholders' equity...........................................    300,446     202,587    190,137     199,292     99,645
Common stockholders' equity..........................................    297,620     193,241    180,984     190,627     75,649

                                                   (Continued on the next page)

                                          As for the Fiscal Year Ended September 30,
                               ---------------------------------------------------------------
                                  2001         2000         1999          1998         1997
                               -----------  -----------  -----------   -----------  ----------
                                        (Dollars in thousands, except statistical data
                                                   and earnings per share)
Per Common Share Data:
Basic earnings (loss) per
 common share................. $      0.91  $      0.82  $     (0.24)  $      0.41  $     0.57
Diluted earnings (loss) per
 common share................. $      0.87  $      0.81  $     (0.24)  $      0.39  $     0.54
Weighted average number of
 common shares and common
 equivalent shares assumed
 outstanding during the
 period:
 Basic........................  20,228,072   18,220,508   18,312,548    15,692,566   8,210,890
 Diluted......................  21,353,850   18,779,837   18,312,548    16,666,415   9,148,229
Book value per common share... $     11.88  $     10.61  $      9.88   $     10.50  $     7.94
Fully converted tangible book
 value per common share....... $     10.32  $      8.78  $      8.05   $      8.66  $     6.88
Select Financial Ratios:
Performance Ratios:
Return (loss) on average
 assets(2)....................        0.42%        0.38%       (0.10)%        0.24%       0.51%
Return (loss) on average
 tangible common equity.......        9.46         9.68        (3.79)         4.94        9.34
Return (loss) on average
 total equity (2).............        8.20         8.09        (1.85)         4.53        8.06
Interest rate spread..........        1.55         1.74         1.12          1.11        2.07
Net interest margin...........        1.76         1.91         1.27          1.32        2.31
Dividend payout ratio(3)......        3.40         5.01           NM         12.19       38.03
Ratio of earnings to combined
 fixed charges and preferred
 stock dividends(4):
Excluding interest on deposits        1.27         1.25         0.92          1.14        1.26
Including interest on deposits        1.11         1.11         0.96          1.06        1.10
Loans receivable, net, and
 mortgage-backed securities
 to total deposits............      163.29       141.81       142.40        151.32      148.98
Non-interest expense to
 average assets...............        1.20         1.27         1.28          1.03        1.55
Efficiency ratio(5)...........       56.97        61.07        94.70         64.86       57.56
Asset Quality Ratios:
Ratio of non-performing loans
 to total loans...............        0.76%        0.58%        0.70%         0.64%       0.72%
Ratio of non-performing
 assets to total loans, real
 estate owned and tax
 certificates.................        0.84         0.68         0.85          0.73        0.79
Ratio of non-performing
 assets to total assets.......        0.60         0.55         0.69          0.61        0.67
Ratio of net charge-offs to
 average total loans..........        0.11         0.11         0.06          0.02        0.04
Ratio of loan loss allowance
 to total loans...............        0.42         0.35         0.36          0.20        0.21
Ratio of loan loss allowance
 to non-performing Loans......       56.00        61.20        52.45         31.51       28.96
Capital Ratio:
Ratio of average common
 equity to average Total
 assets.......................        4.94%        4.49%        4.08%         4.18%       3.40%
Ratio of average total equity
 to average Total assets......        5.13         4.72         5.16          5.19        6.36
Core capital-to-assets
 ratio(6).....................        7.12         7.49         7.86          8.72        8.07
Risk-based capital-to-assets
 ratio(6).....................       14.66        14.84        15.54         17.54       11.27

-
----------
(1) Does not include mortgage loans held for sale.
(2) Return is calculated before payment of Preferred Stock dividends and after extraordinary items.
(3) The ratio of total dividends declared during the period (including dividends on the Bank's and BankUnited's Preferred Stock and BankUnited's Class A and Class B Common Stock) to total earnings for the period before dividends.
(4) The ratio of earnings to combined fixed charges and Preferred Stock dividends excluding interest on deposits is calculated by dividing income before taxes and extraordinary items by interest on borrowings plus 33% of rental expense plus Preferred Stock dividends On a pretax basis. The ratio of earnings to combined fixed charges and Preferred Stock dividends including interest on deposits is calculated by dividing income before taxes and extraordinary items by interest on deposits plus interest on borrowings plus 33% of rental expenses plus Preferred Stock dividends on a pretax basis.
(5) Efficiency ratio is calculated by dividing non-interest expenses less non-interest income, excluding net gains on sale of assets, by net interest income.
(6) Regulatory capital ratio of the bank.
NM = Not meaningful

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

   The following discussion and analysis and the related financial data present a review of the consolidated operating results and financial condition of BankUnited for the fiscal years ended September 30, 2001, 2000 and 1999. This discussion and analysis is presented to assist the reader in understanding and evaluating the financial condition, results of operations and future prospects of BankUnited, and is intended to supplement, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto.

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

  Fiscal 2001 Highlights

   During fiscal 2001, BankUnited increased its asset size to $5.2 billion and reported net income of $18.4 million, resulting in basic earnings of $0.91 and diluted earnings of $0.87 per share. BankUnited completed a secondary public offering of Class A Common Stock and was added to the Russel 2000(C) Index and the broader Russel 3000(C) Index.

   The increase in assets for the year stems mainly from a growth in loan production of 18% over last year to reach $1.3 billion. In addition, the secondary equity offering raised over $78 million. A portion of the proceeds was used to redeem BankUnited's outstanding 9% Noncumulative Perpetual Preferred Stock (the "9% Preferred Stock"). BankUnited plans to use the remaining net proceeds from the offering for general corporate purposes, which may include expanding operations through new branches and possible acquisitions. During fiscal 2001, BankUnited opened four new branches bringing the total number of banking offices to thirty-six.

   The increase in loan production allowed BankUnited to sell assets, which were in excess of its portfolio needs and to realize gains on loan sales and sales of securitized assets of $2.1 million. Also, as part of BankUnited's asset/liability management process, it sold $160 million of investment securities, which resulted in gains of $1.1 million.

Liquidity and Capital Resources

   BankUnited's primary source of funds is cash provided by investing activities and includes principal and interest payments on loans, mortgage-backed securities and other securities. For fiscal years ended September 30, 2001, 2000 and 1999, principal repayments on loans and mortgage-backed securities and proceeds from maturities of other securities totaled $1.4 billion, $657.9 million and $1.4 billion, respectively. During fiscal 1998 BankUnited began experiencing significant acceleration of prepayments on certain mortgage loans and mortgage-backed securities due to the decrease in long-term interest rates that continued through the second quarter of fiscal 1999. During the quarter ended June 30, 1999, long-term interest rates rose slightly causing the volume of mortgage loan refinancing to decrease, slowing the prepayment rate of BankUnited's loan portfolio. This trend continued until the end of the first fiscal quarter of 2001. At the end of the first fiscal quarter of 2001 and continuing through the end of the fiscal year, interest rates began to decline again causing the volume of prepayments to increase through the end of the fiscal year.

   Other significant sources of funds provided by investing activities include the sale of mortgage-backed securities. During fiscal 2001 BankUnited took advantage of its ability to originate loans by selling off some of those assets, which were in excess of its portfolio needs. This practice generated proceeds of $147.0 million from the sale of securitized loans and $136.0 million from the sale of mortgage-backed securities.

   BankUnited's other sources of funds are provided by financing activities, which principally includes borrowings, deposits and proceeds received from the issuance of stock. Net cash provided by financing activities during the fiscal year ended September 30, 2001 increased to $642.3 million from $461.8 million, for the fiscal year ended September 30, 2000. This increase was mainly attributable to increases in securities sold under the agreement to repurchase, FHLB advances and deposits of $273.9 million, $258.3 million and $43.6 million, respectively. In addition, BankUnited raised over $74.8 million from the issuance of stock. These increases were slightly offset by a $7.1 million decrease from the repurchase of trust-preferred securities. The increase in borrowings, in conjunction with the increase in outstanding stock from the additional offering of shares, is in line with BankUnited's asset/liability management process of efficiently utilizing borrowings and capital for the continued expansion of the Bank's operations and increasing stockholder value.

   BankUnited's primary use of funds, in its operating and investing activities, has been the funding of loans and the purchase of mortgage-backed securities and other securities. During the fiscal year ended September 30, 2001, BankUnited funded a total of $1.6 billion in loans, and purchased $824.2 million of mortgage-backed securities and other securities. For the same period in 2000, BankUnited's loans fundings totaled $924.2 million, and purchases of mortgage-backed securities and other securities totaled $59.7 million.

   In the normal course of business, BankUnited routinely enters into various commitments, primarily relating to the origination and purchase of loans, the purchase of securities and standby letters of credit. Total commitments outstanding at September 30, 2001 to originate loans were $83.6 million. In addition, BankUnited had $13.5 million in standby letters of credit outstanding at September 30, 2001 compared to commitments of $84.3 million and standby letters of credit outstanding of $15.5 million at September 30, 2000. BankUnited anticipates that it will have sufficient funds available to meet its current commitments in the normal course of business.

   BankUnited's total stockholders' equity was $300.4 million at September 30, 2001, an increase of $97.8 million, or 48.3%, from $202.6 million at September 30, 2000. The increase stems primarily from an additional offering of Class A Common stock, which raised $73.6 million, net of offering expense plus current year net income after preferred stock dividends of $18.4 million. In addition, there were increases from accumulated other comprehensive income of $11.2 million and stock issued from the exercise of stock options and other stock awards of $1.5 million. These increases were offset by the redemption of BankUnited's 9% Noncumulative Perpetual Preferred Stock of $7.0 million.

   In December 1998, the Executive Committee was authorized by the Board of Directors to purchase up to 1,000,000 shares of BankUnited's Class A Common Stock, in such circumstances, as the Committee deems advantageous, with the intent to increase shareholder value. Various criteria are considered by the Executive Committee, such as the market price in relation to book value, market liquidity and whether the purchase would be the best use of BankUnited's resources. To date, BankUnited has purchased 333,000 of its Class A Common Stock at an average price of $8.39 per share, recorded at cost as Treasury Stock.

   In May 1999, BankUnited's Board of Directors authorized the purchase of shares of its 9% Noncumulative Perpetual Preferred Stock (the "9% Preferred Stock") on the open market as deemed appropriate and, if the market is appropriate, the retirement of the 9% Preferred Stock. During fiscal 2000, BankUnited purchased a total of 1,000 shares of its 9% Preferred Stock on the open market at a cost of $7,250. During fiscal 2001, BankUnited redeemed all of the remaining 697,000 shares of its outstanding 9% Preferred Stock at a price of $10.00 per share.

   Federal savings banks such as the Bank are also required to maintain capital at levels specified by applicable minimum capital ratios. At September 30, 2001, the Bank was in compliance with all capital requirements and met the definition of a "well capitalized" institution under applicable federal regulations.

Asset Quality

   At September 30, 2001, non-performing assets totaled $31.6 million as compared to $25.3 million and $28.3 million at September 30, 2000 and 1999, respectively. Expressed as a percentage of total assets, non-performing assets stood at 0.60% as of September 30, 2001 as compared to 0.55% as of September 30, 2000 and 0.69% as of September 30, 1999. The increase in non-performing assets in fiscal 2001 primarily resulted from increases in non-accrual loans of $7.5 million. Non-accrual loans increased primarily due to a $4.4 million increase in one-to-four family residential loan delinquencies and a $3.6 million increase in commercial mortgage loan delinquencies. The increase was offset by a decrease of $0.5 million in commercial business loan delinquencies.

   The following table sets forth information concerning BankUnited's non-performing assets for the periods indicated:

                                                                                 September 30,
                                                                  -------------------------------------------
                                                                   2001     2000     1999     1998     1997
                                                                  -------  -------  -------  -------  -------
                                                                             (Dollars in thousands)
Non-accrual loans(1)............................................. $27,429  $19,751  $21,428  $15,999  $10,866
Restructured loans(2)............................................   1,034    1,283      962    1,137    1,888
Loans past due 90 days and still accruing........................      --      261      693    2,313       --
                                                                  -------  -------  -------  -------  -------
Total non-performing loans(3)....................................  28,463   21,295   23,083   19,449   12,754
Non-accrual tax certificates.....................................   1,264    1,671    1,703    1,225      958
Real estate owned................................................   1,832    2,286    3,548    1,974      611
                                                                  -------  -------  -------  -------  -------
Total non-performing assets...................................... $31,559  $25,252  $28,334  $22,648  $14,323
                                                                  =======  =======  =======  =======  =======
Allowance for losses on tax certificates.........................     934      986    1,168      469      697
Allowance for loan losses........................................  15,940   13,032   12,107    6,128    3,693
                                                                  -------  -------  -------  -------  -------
Total allowance.................................................. $16,874  $14,018  $13,275  $ 6,597  $ 4,390
                                                                  =======  =======  =======  =======  =======
Non-performing assets as a percentage of total assets............    0.60%    0.55%    0.69%    0.61%    0.67%
Non-performing loans as a percentage of total loans(4)...........    0.76%    0.58%    0.70%    0.64%    0.72%
Allowance for loan losses as a percentage of total loans(4)......    0.42%    0.35%    0.36%    0.20     0.21%
Allowance for loan losses as a percentage of non-performing loans   56.00%   61.20%   52.45%   31.51%   28.96%
Net charge-offs as a percentage of average total loans...........    0.11%    0.11%    0.06%    0.02%    0.04%

--------
(1) Gross interest income that would have been recorded on non-accrual loans had they been current in accordance with original terms was $1.3 million, $1.1 million, $1.3 million, $1.0 million and $0.6 million for the years ended September 30, 2001, 2000, 1999, 1998 and 1997, respectively. The amount of interest income on such non-accrual loans included in net income for the years ended September 30, 2001, 2000, 1999, 1998 and 1997 was $0.9 million, $0.7 million, $0.5 million, $0.4 million and $0.4 million, respectively.
(2) All restructured loans were accruing.
(3) In addition, management had concerns as to the borrower's ability to comply with present repayment terms on $1.4 million, $2.1 million and $6.5 million of accruing loans as of September 30, 2001, 2000 and 1999, respectively. Management estimates that on these loans the loss, if any, will not be significant.
(4) Based on balances prior to deductions for allowance for loan losses.

  General Discussion

   BankUnited's allowance for loan losses is established and maintained at levels management deems adequate to cover probable losses on loans based upon a periodic evaluation based on current information of the risks inherent in its loan portfolio. When evaluating loan loss allowances, management reviews performing and non-performing loans separately. There are several elements that management evaluates to estimate the loan loss allowance for BankUnited's loan portfolio. BankUnited applies procedural discipline in determining the amounts of each element of the allowance for loan losses. The elements evaluated, and how they are applied to each portion of the portfolio, are as follows:

    . Estimated losses on various pools of non-performing loans and groups of non-performing loans. This element is evaluated for each of the portfolios of one-to-four family residential loans, multi-family residential loans and consumer loans due to their homogeneous nature and the fact that no single loan is individually significant in terms of its size and potential risk of loss. Therefore, management evaluates these loans as separate groups of loans. Economic factors, historical loan losses, current trends in delinquencies and charge-offs, peer group analysis, and other relevant factors are considered in order to determine the adequacy of the allowance for loan losses.

    . Losses based upon specific evaluations of known losses on individual loans. Non-performing commercial mortgage, construction, business, and land loans are reviewed individually to determine the appropriate allowance for loan loss based upon the same factors as those described above as well as plans for problem loan administration and resolution. Where possible, the estimated value of the property underlying commercial mortgage loans is arrived at through an appraisal. In instances where BankUnited has not taken possession of the property or does not otherwise have access to the premises and therefore cannot obtain an appraisal, a real estate broker's opinion as to the value of the property is obtained. Construction loans, business loans, and land loans are evaluated individually based on a thorough examination of the current financial information of the borrower and an estimate of the value of the collateral, if any. If the carrying value of any of these loans is greater than the estimated net realizable value of the property or of the collateral securing these loans, a reserve is established for the difference. Management evaluates different factors in establishing the necessary allowance amount including appraisals, site reviews and financial information and statements.

    . BankUnited's entire loan portfolio is also evaluated in light of facts and circumstances such as economic trends and other conditions in specific geographical areas.

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

   The following table sets forth information regarding BankUnited's allowance for loan losses for the periods indicated:

                                                                For the Years Ended September 30,
                                                            -----------------------------------------
                                                             2001     2000     1999     1998    1997
                                                            -------  -------  -------  ------  ------
                                                                      (Dollars in thousands)
Allowance for loan losses, balance (at beginning of period) $13,032  $12,107  $ 6,128  $3,693  $2,158
Provisions for loan losses.................................   7,100    4,645    7,939   1,700   1,295
Allowance from acquisitions................................      --       --       --   1,262     775
Loans charged off:
   One-to-four family residential loans....................    (371)    (997)    (702)   (508)   (604)
   Commercial real estate..................................      --       --     (733)     --      --
   Construction............................................      --       --     (197)     --      --
   Commercial business.....................................  (3,726)  (2,595)     (21)    (30)     --
   Consumer................................................    (160)    (267)    (395)    (61)     --
                                                            -------  -------  -------  ------  ------
       Total loans charged off.............................  (4,257)  (3,859)  (2,048)   (599)   (604)
                                                            -------  -------  -------  ------  ------
Recoveries:
   One-to-four family residential loans....................       5       74       49      33      48
   Commercial real estate..................................      --        8        1      --      --
   Commercial business.....................................      46       53       --      30      21
   Consumer................................................      14        4       38       9      --
                                                            -------  -------  -------  ------  ------
       Total loans recovered...............................      65      139       88      72      69
                                                            -------  -------  -------  ------  ------
Allowance for loan losses, balance (at end of period)...... $15,940  $13,032  $12,107  $6,128  $3,693
                                                            =======  =======  =======  ======  ======

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

   The following table sets forth the allocation of general allowance for loan losses by loan category for the periods indicated.

                                                             As of September 30,
                                      ----------------------------------------------------------------
                                              2001                  2000                  1999
                                      --------------------  --------------------  --------------------
                                              % of Loans in         % of Loans in         % of Loans in
                                              Each Category         Each Category         Each Category
                                                to Total              to Total              to Total
                                              Loans Before          Loans Before          Loans Before
                                      Amount    Net Items   Amount    Net Items   Amount    Net Items
                                      ------- ------------- ------- ------------- ------- -------------
                                                           (Dollars in thousands)
Balance at end of period applicable
  to:
   One-to-four family residential
     Mortgages....................... $ 3,616      85.4%    $ 4,045      87.8%    $ 4,200      91.1%
   Multi-family residential..........     270       0.6         927       1.9         442       0.9
   Commercial real estate............   3,131       4.2       2,163       4.2       2,873       4.3
   Construction......................   1,377       3.1         465       1.1         154       0.5
   Land..............................     867       0.9       1,166       0.9       1,171       0.7
   Commercial business...............   5,298       3.5       2,435       2.3       1,798       1.5
   Consumer..........................   1,351       2.3       1,206       1.8         848       1.0
   Unallocated.......................      30       N/A         625       N/A         621       N/A
                                      -------     -----     -------     -----     -------     -----
       Total allowances for loan
         Losses...................... $15,940     100.0%    $13,032     100.0%    $12,107     100.0%
                                      =======     =====     =======     =====     =======     =====

                                                        As of September 30,
                                             ----------------------------------------
                                                     1998                 1997
                                             -------------------  -------------------
                                                    % of Loans in        % of Loans in
                                                    Each Category        Each Category
                                                      to Total             to Total
                                                    Loans Before         Loans Before
                                             Amount   Net Items   Amount   Net Items
                                             ------ ------------- ------ -------------
                                                      (Dollars in Thousands)
Balance at end of period applicable to:
   One-to-four family residential Mortgages. $1,917      92.4%    $1,873      89.2%
   Multi-family residential.................     98       0.8         61       1.8
   Commercial real estate...................  2,081       4.8      1,486       7.4
   Construction.............................    225       0.3         62       0.4
   Land.....................................    265       0.2         48       0.5
   Commercial business......................    307       0.5        108       0.6
   Consumer.................................    356       1.0         22       0.1
   Unallocated..............................    879       N/A         33       N/A
                                             ------     -----     ------     -----
       Total allowances for loan losses..... $6,128     100.0%    $3,693     100.0%
                                             ======     =====     ======     =====

   Management believes that the allowance for loan losses of $15.9 million as of September 30, 2001 is adequate given the strength of BankUnited's collateral position and the attention given to loan review and classifications. There can be no assurance that additional provisions for loan losses will not be required in future periods.

Discussion of Financial Condition Changes for the Years Ended September 30, 2001 and 2000

   Total assets increased 13.0% from $4.6 billion at September 30, 2000 to $5.2 billion at September 30, 2001. The overall increase of $0.6 million in assets was principally made up of increases in investments, mortgage-backed securities and lending of $112.7 million, $490.4 million and $78.9 million, respectively. These increases were funded in part by $18.4 million of net income, $73.6 million in net proceeds from the additional secondary offering of stock, and increased borrowings of $273.9 million from securities sold under the agreements to repurchase and $258.3 million from FHLB advances. The increase in borrowings, in conjunction with the increase in outstanding stock from the additional offering of shares, is in line with BankUnited's asset/liability management process of efficiently utilizing borrowings and capital for the continued expansion of the Bank's operations and increasing shareholder value.

   The following is a discussion of material changes from September 30, 2000 to September 30, 2001 in the Statement of Financial Condition.

   Tax Certificates. BankUnited's investment in tax certificates decreased $4.8 million, or 84.2%, to $0.9 million at September 30, 2001 from $5.7 million at September 30, 2000. The decrease is a result of certificate redemptions, repayments and is consistent with the decision in fiscal 1999 to discontinue investing in this line of business.

   Investments. Investments held to maturity increased by $61.3 million to $66.4 million at September 30, 2001 from $5.1 million at September 30, 2000. The increase is primarily due to purchases of $66.2 million, partially offset by repayments of $5.0 million.

   Investments available for sale increased $51.3 million to $68.7 million as of September 30, 2001, as compared to $17.4 million as of September 30, 2000. The increase is primarily due to purchases of $49.3 and net unrealized gains of $2.4 million, which were slightly offset by repayments of $0.4 million.

   Mortgage-Backed Securities. Mortgage-backed securities held to maturity decreased $27.6 million, or 12.4%, to $195.0 million at September 30, 2001 from $222.6 million at September 30, 2000. The decrease was due to repayments of $78.4 million offset by purchases of $50.3 million and amortization of premiums and discounts of $0.5 million.

   BankUnited's available for sale mortgage-backed securities portfolio increased $517.9 million to $637.7 million as of September 30, 2001 from $119.8 million as of September 30, 2000. This increase was due to purchases of $673.6 million, including $15.2 million of purchases settling in October 2001, the securitization of $200.9 million of loans, and unrealized gains on the underlying securities of $15.7 million. Decreases to mortgage-backed securities available for sale include proceeds from the sale of mortgage-backed securities including securitized loans of $306.6 million, which includes $25.5 million of sales settling in October 2001 and is net of $1.8 million of realized gains. Other decreases include repayments of $65.1 million and amortization of discounts and premiums of $.04 million.

   Loans. BankUnited's loans receivable, net (including loans held for sale) increased $78.9 million from September 30, 2000 to September 30, 2001. Loan fundings of $1,593.2 million, were offset by repayments of $1,268.6 million (net of accretion of discount and amortization of premium), securitizations of $200.9 million, loan sales of $35.1 million, net of realized gains of $1.4 million, a provision for loan loss of $7.1 million, and transfers to real estate owned of $2.6 million.

   Mortgage loans held for sale decreased $62.6 million to $250.0 million as of September 30, 2001 as compared to $312.6 million at September 30, 1999 principally due to residential loan repayments of $78.6 million, the securitization of $63.1 million from the loans held for sale portfolio, and sales of $17.5 million, net of realized gain of $1.4 million. These decreases were partially offset by transfers from the loan portfolio of $63.1 million and originations of loans held for sale of $33.5 million.

   Other Interest Earning Assets. Other interest earning assets increased $12.9 million, or 20.6%, to $75.6 million at September 30, 2001 from $62.7 million at September 30, 2000. This category primarily represents stock in the FHLB, which BankUnited is required to purchase in proportion to FHLB advances.

   Bank Owned Life Insurance. In third quarter of fiscal 2001, the Bank purchased $20.0 million of life insurance, which represents life insurance policies on the lives of certain Bank officers, which will be used to offset the projected cost of the Bank's benefit plans for all employees. Through September 30, 2001, the cash value of the life insurance policies increased by $0.5 million. The Bank did not own such life insurance policies at September 30, 2000.

   Due from Broker. Due from broker of $25.5 million represents the amount of securities sold at the end of September of 2001, which settle in October 2001. At the end of September 30, 2000, there were no amounts due from broker.

   Deposits. Deposits increased by $43.6 million, or 1.7%, to $2.7 billion at September 30, 2001, due to an increases in passbook savings of $271.6 million, non-interest bearing checking accounts of $17.5 million, NOW accounts of $12.5 million and insured money market accounts of $2.4 million. These increases were offset by a decrease in certificates of deposit of $260.4 million.

   Securities Sold Under Agreements To Repurchase. Securities sold under agreements to repurchase increased by $273.9 million to $283.1 million at September 30, 2001 from $9.2 million at September 30, 2000. The increase was used to fund the purchase of securities.

   FHLB Advances. FHLB advances increased approximately $258.3 million, or 19.9% to $1.5 billion at September 30, 2001 from $1.3 billion at September 30, 2000. The increase was used to fund the purchase of securities.

   Trust Preferred Securities. Trust Preferred securities decreased by $8.8 million or 4.1% from $212.4 million at September 30, 2000 to $203.6 million at September 30, 2001. In November 1999, the Board of Directors of BankUnited authorized the purchase from time to time in the open market, or otherwise, of up to 300,000 shares of trust preferred securities issued by BankUnited's trust subsidiaries. As of September 30, 2001, BankUnited had purchased a total of 167,299 shares of trust preferred securities issued by its trust subsidiaries on the open market at a cost of $11.4 million, 8,800 shares were purchased during fiscal 2001.

   Stockholders' Equity. BankUnited's total stockholders' equity was $300.4 million at September 30, 2001, an increase of $97.8 million, or 48.3%, from $202.6 million at September 30, 2000. The increase stems primarily from an additional offering of Class A Common stock, which raised $73.6 million, net of offering expense plus current year net income after preferred stock dividends of $18.4 million. In addition, there were increases from accumulated other comprehensive income of $11.2 million and stock issued from the exercise of stock options and other stock awards of $1.5 million. These increases were offset by the repurchase and retirement of BankUnited's 9% Noncumulative Perpetual Preferred Stock of $6.9 million. The proceeds from the additional offering of Class A Common Stock will be used for general corporate purposes consistent with our business strategy for growth and expansion.

   In May 1999, BankUnited's Board of Directors authorized the purchase of shares of its 9% Noncumulative Perpetual Preferred Stock (the "9% Preferred Stock") on the open market as deemed appropriate and, if the market is appropriate, the retirement of the 9% Preferred Stock. During fiscal 2000, BankUnited purchased a total of 1,000 shares of its 9% Preferred Stock on the open market at a cost of $7,250. During fiscal 2001, BankUnited redeemed and retired all 697,000 shares of its outstanding 9% Preferred Stock at a price of $10.00 per share.

   In December 1998, the Board of Directors of BankUnited authorized the purchase from time to time in the open market, or otherwise, of up to 1,000,000 shares of BankUnited's Class A Common Stock at such prices as the Executive Committee shall deem advantageous. This is in addition to the authority granted to purchase shares for compensation and benefit programs. Through September 30, 2001, BankUnited purchased a total of 333,000 shares of its Class A Common Stock on the open market at a cost of $2.8 million, which was purchased prior to fiscal 2001. As of the date of filing of this Annual Report on Form 10-K, no additional purchases have been made.

Comparison of Operating Results for the Fiscal Years Ended September 30, 2001 and 2000

  General

   Net income after preferred stock dividends increased by $3.4 million, or 22.7%, to $18.4 million for the year ended September 30, 2001, compared to $15.0 million for the year ended September 30, 2000. The increase in fiscal 2001 is mainly attributed to increases in non-interest income of $7.5 million and net interest income before provision for loan loss of $1.1 million, offset by increases in provision for loan loss of $2.5 million and non-interest expense of $1.9 million.

   Net Interest Income. Net interest income before provision for loan losses increased $1.1 million, or 1.4%, to $77.3 million for the year ended September 30, 2001 from $76.2 million for the year ended September 30, 2000. This marginal increase is the net result of volume related increases in the excess of interest earning assets over interest bearing liabilities, which generated an additional $10.1 million in net interest income offset by decreases attributable to a decline in interest rates and rate/volume (change in rate multiplied by the change in volume), reducing net interest income by $7.3 million and $1.7 million, respectively.

   Interest Income. Interest income increased by $28.8 million or 9.8%, to $324.1 million for the year ended September 30, 2001, compared to $295.3 million for the year ended September 30, 2000. This increase is predominantly volume related and reflects increases in the average balances of loans receivable, net, mortgage-backed securities and collateralized mortgage obligations, and long-term investments and FHLB stock of $151.1 million, $201.5 million and $71.3 million, respectively. These increases in average balances resulted in an increase in interest income due to volume of $11.2 million, $14.1 million and $5.5 million generated from loans receivable, net, mortgage backed securities and collateralized mortgage obligations, and long-term investments and FHLB stock, respectively. In addition, there was a reduction in the average balance of short-term investments of $19.5 million, which resulted in a decrease in interest income of $1.5 million due to volume, slightly offsetting the increases discussed above.

   While prepayments precipitated from the decline in interest rates during the last three quarters of fiscal 2001, BankUnited sufficiently increased loan production to raise the average balance in the loan portfolio and thus increase interest income by $11.2 million in the year ended September 30, 2001 compared to the year ended September 30, 2000.

   The secondary offering of stock during fiscal 2001, which raised $73.6 million in net proceeds, allowed BankUnited to increase its borrowing capacity. While maintaining its regulatory capital ratios, BankUnited will use this increase in capital to expand its operations. The increase in the average balance of mortgage-backed securities and collateralized mortgage obligations, and long-term investments and FHLB stock stems from BankUnited's effort to maximize interest earned until such time that BankUnited utilizes this capital for expansion. The increase in those investments resulted in increases in interest income of $14.1 million and $5.5 million, respectively.

   Interest Expense. Interest expense increased by $27.7 million or 12.6%, to $246.8 million for the year ended September 30, 2001, compared to $219.1 million for the year ended September 30, 2000. This increase has a volume related component of $18.7 million and a rate related component of $8.8 million.

   For the reasons indicated in the interest income portion of this discussion, BankUnited increased its average FHLB advances and other borrowings by $202.6 million to $1.2 billion for the year ended September 30, 2001 from $1.0 billion for the year ended September 30, 2000. This increase of 20.3% in the average balance resulted in additional interest expense due to volume of $12.0 million for the year ended September 30, 2001 compared to the prior year.

   The average balance of trust-preferred securities for the year ended September 30, 2001 was $206.3 million, which represents a decrease from the prior year of $9.3 million. (See Trust Preferred Securities in the Discussion of Financial Condition Changes for the Years Ended September 30, 2001 and
2000). This decrease in the average balance caused a reduction in interest expense of $0.9 million for the year ended September 30, 2001 compared to the prior year.

   The average balances of savings and certificates of deposit increased for the year ended September 30, 2001, compared to the year ended September 30, 2000 from $355.3 million to $427.1 million and from $1.8 billion to $1.9 billion, respectively. The increase in average balances resulted in an increase in interest expense due to volume of $3.4 million for savings and $3.4 million for certificates of deposit.

   BankUnited's net interest margin for the year ended September 30, 2001 was 1.76% versus 1.91% for the same period in the prior year, a drop of 15 basis points. The decrease in the interest margin can be largely attributed to the re-pricing characteristics of Certificates of Deposits. These Certificates of Deposits, which comprise a major portion of our deposits base, do not react as quickly to interest rate changes as these deposits are longer in term. This lag in re-pricing allowed certificates that were renewing in the first half of the year to renew at rates above their original rate. As a result, the rates paid on certificates increased by 54 basis points, from 5.65% in fiscal 2000 to 6.19% in fiscal 2001. Conversely, as interest rates remain low for an extended period, this lag reverses and the overall costs of Certificates decreases. This was the case in the second half of fiscal 2001.

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

                                                              For the Year Ended September 30,
                              ------------------------------------------------------------------------------------------------


                                                       2001                        2000                        1999
                                  As of     --------------------------  --------------------------  --------------------------
                                09/30/01     Average             Yield/  Average             Yield/  Average             Yield/
                              Yield/Rate(1)  Balance    Interest  Rate   Balance    Interest  Rate   Balance    Interest  Rate
                              ------------- ----------  -------- ------ ----------  -------- ------ ----------  -------- ------
                                                                   (Dollars in thousands)
Interest-earning assets:
 Loans receivable, net (2)...     7.40%     $3,666,749  $273,174  7.45% $3,515,652  $260,690  7.42% $3,038,086  $199,704  6.57%
 Mortgage-backed securities
   (2).......................     6.58         555,745    38,473  6.92     354,271    24,866  7.02     337,333    18,493  5.48
 Short-term investments (3)..     3.29          23,853     1,699  7.12      43,331     3,229  7.45     144,842     7,590  5.24
 Tax certificates............     0.14           2,879       640 22.22      10,585       784  7.41      26,666     1,882  7.06
 Long-term investments and
   FHLB stock, net...........     6.07         145,145    10,091  6.95      73,816     5,746  7.78      80,042     5,881  7.35
                                  ----      ----------  -------- -----  ----------  --------  ----  ----------  --------  ----
   Total interest- earning
    assets...................     7.00%      4,394,371   324,077  7.37%  3,997,655   295,315  7.39%  3,626,969   233,550  6.44%
                                  ----      ----------  -------- -----  ----------  --------  ----  ----------  --------  ----
Interest-bearing liabilities:
 NOW/Money Market............     1.67%        299,123     7,277  2.43%    264,577     6,777  2.56%    272,922     7,820  2.87%
 Savings.....................     3.64         427,095    19,349  4.53     355,320    16,825  4.74     360,019    16,010  4.45
 Certificate of deposits.....     5.44       1,883,395   116,508  6.19   1,823,606   103,027  5.65   1,599,661    82,825  5.18
 Trust preferred securities..     9.50         206,316    19,929  9.66     215,600    20,899  9.69     218,500    21,154  9.68
 Senior notes................      5.4         200,000    11,333  5.67     200,000    11,429  5.71     132,055     7,612  5.76
 FHLB advances and other
   Borrowings................     4.96       1,221,398    72,397  5.93   1,018,782    60,189  5.91     942,871    52,094  5.52
                                  ----      ----------  -------- -----  ----------  --------  ----  ----------  --------  ----
   Total interest-bearing
    liabilities..............     4.97%     $4,237,327  $246,793  5.82% $3,877,885  $219,146  5.65% $3,526,028  $187,515  5.32%
                                  ====      ==========  ======== =====  ==========  ========  ====  ==========  ========  ====
Excess of interest- earning
 assets over interest-bearing
 liabilities.................               $  157,044                  $  119,770                  $  100,941
                                            ==========                  ==========                  ==========
Net interest income..........                           $ 77,284                    $ 76,169                    $ 46,035
                                                        ========                    ========                    ========
Interest rate spread.........     2.03%                           1.55%                       1.74%                       1.12%
                                  ====                           =====                        ====                        ====
Net interest margin..........     2.23%                           1.76%                       1.91%                       1.27%
                                  ====                           =====                        ====                        ====
Ratio of interest- earning
 assets to interest-bearing
 liabilities.................                   103.71%                     103.09%                     102.86%
                                            ==========                  ==========                  ==========

--------
(1) The yields and rates along with the corresponding interest rate spread and net interest margin represent the yields earned and rates paid on BankUnited's interest-earning assets and interest-bearing liabilities, respectively, as of the close of business on September 30, 2001 and do not include any estimates of the effect accelerated amortization of purchased premiums would have on the yields earned.
(2) The yields and rates along with the corresponding interest rate spread and net interest margin for the fiscal year ended September 30, 1999 reflect the accelerated amortization of purchase premiums on the One-Year CMT loan portfolio and a related security in the first quarter of fiscal 1999 and the $14.8 million charge in the second quarter of fiscal 1999 related to the write-off of purchase premiums on the One-Year CMT loan portfolio and the continuing accelerated amortization of purchase premiums on a related security. The yields and rates along with the corresponding interest rate spread and net interest margin for the fiscal year ended September 30, 1998 reflect the accelerated amortization of purchase premiums on the one-year CMT loan portfolio in the third and fourth quarter of fiscal 1998.
(3) Short-term investments include FHLB overnight deposits, securities purchased under agreements to resell, federal funds sold and certificates of deposit.

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

                                         Year Ended September 30,              Year Ended September 30,
                                                2001 v 2000                           2000 v 1999
                                   ------------------------------------  ------------------------------------
                                        Increase (Decrease) Due to            Increase (Decrease) Due to
                                                     Changes                               Changes
                                   Changes  Changes    in       Total    Changes  Changes    in       Total
                                     in       in      Rate/    Increase    in       in      Rate/    Increase
                                   Volume    Rate    Volume   (Decrease) Volume    Rate    Volume   (Decrease)
                                   -------  -------  -------  ---------- -------  -------  -------  ----------
                                                             (Dollars in thousands)
Interest income attributable to:
 Loans............................ $11,211  $ 1,055  $   218   $12,484   $31,392  $25,574  $ 4,020   $60,986
  Mortgage-backed securities
   and collateralized mortgage
   obligations....................  14,143     (354)    (182)   13,607       929    5,184      260     6,373
  Short-term investments(1).......  (1,451)    (143)      64    (1,530)   (5,320)   3,204   (2,245)   (4,361)
  Tax Certificates................    (571)   1,568   (1,141)     (144)   (1,135)      92      (56)   (1,099)
  Long-term investments and
   FHLB stock.....................   5,549     (613)    (591)    4,345      (457)     351      (29)     (135)
                                   -------  -------  -------   -------   -------  -------  -------   -------
   Total interest-earning assets..  28,881    1,513   (1,632)   28,762    25,409   34,405    1,950    61,764
                                   -------  -------  -------   -------   -------  -------  -------   -------
Interest expense attributable to:
  NOW/Money Market................     884     (344)     (40)      500      (239)    (828)      24    (1,043)
  Savings.........................   3,402     (746)    (132)    2,524      (209)   1,044      (20)      815
  Certificates of Deposit.........   3,378    9,847      256    13,481    11,595    7,549    1,058    20,202
  Trust preferred securities......    (900)     (65)      (5)     (970)     (281)      27       (1)     (255)
  Senior Notes....................      --      (80)     (16)      (96)    3,917      (66)     (34)    3,817
  FHLB advances and other
   borrowings.....................  11,975      204       29    12,208     4,194    3,610      290     8,094
                                   -------  -------  -------   -------   -------  -------  -------   -------
   Total interest-bearing
    liabilities...................  18,739    8,816       92    27,647    18,977   11,336    1,317    31,630
                                   -------  -------  -------   -------   -------  -------  -------   -------
   Increase (decrease) in net
    interest income............... $10,142  $(7,303) $(1,724)  $ 1,115   $ 6,432  $23,069  $   633   $30,134
                                   =======  =======  =======   =======   =======  =======  =======   =======

--------
(1) Short term investments include FHLB overnight deposits, securities purchased under agreements to resell, federal funds sold and certificates of deposit.

   Provision for Loan Losses. The provision for loan losses increased $2.5 million to $7.1 million for the year ended September 30, 2001 compared to $4.6 million for the year ended September 30, 2000. This increase was necessary due to an increase in non-accrual loans which increased from $19.8 million at September 30, 2000 to $27.4 million at September 30, 2001, as well as an increase in outstanding loans. The increase in non-accruals as well as loan activity was primarily in consumer and commercial loans.

   Non-interest Income. Non-interest income increased $7.5 million to $13.6 million for the year ended September 30, 2001, compared to $6.1 million for the year ended September 30, 2000. The increase includes gains on the sale of investments, loans and mortgage-backed securities in the aggregate of $3.2 million for the year ended September 30, 2001, compared to $71,000 for the prior year. Included in the $3.2 million gain for fiscal 2001, is a gain of $2.0 million from the securitization and sale of residential mortgage loans. This activity is the result of BankUnited's asset/liability management process and the practice of selling assets, which are in excess of portfolio needs.

   The increase in non-interest income of $7.5 million also includes an increase in service fees on deposits of approximately $2.5 million, partially offset by a decrease of approximately $277,000 in loan servicing income, net.

Finally, non-interest income increased by $2.2 million from the sale of specialized financial products sold through our affiliate organization BUFC Financial Services.

   Non-interest Expenses. Operating expenses increased $1.9 million to $54.4 million for the year ended September 30, 2001 compared to $52.5 million for the year ended September 30, 2000. The increase in expenses is primarily attributable to additional staff and facilities necessitated by BankUnited's growth levels increasing compensation expense by $2.8 million, occupancy and equipment by $0.7 million, and telecommunications and data processing of $0.4 million. These increases are partially offset by the decreases in loan servicing expenses of $1.1 million and advertising and promotion expense of $0.9 million.

Comparison of Operating Results for the Fiscal Years Ended September 30, 2000 and 1999

  General

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

   Interest income increased $61.7 million, or 26.4%, to $295.3 million for the year ended September 30, 2000 from $233.6 million for the year ended September 30, 1999. Interest income for fiscal year 2000 was affected by the increase in outstanding commercial and commercial real estate loans combined with an increased annual interest rate yield of 9.19% as compared to 8.45% at September 30, 2000 and 1999, respectively, for commercial loans and 9.08% as compared to 8.72% at September 30, 2000 and 1999, respectively, for commercial real estate loans.

   Interest expense for the year ended September 30, 2000, increased $31.6 million, or 16.9%, to $219.1 million from $187.5 million for the year ended September 30, 1999, primarily due to increases in interest expense on interest-bearing deposits. Interest expense on interest-bearing deposits increased $19.9 million, or 18.7%, to $126.6 million for the year ended September 30, 2000, from $106.7 million for the prior year as a result of an increase in the average balance of interest-bearing deposits to $2.4 billion for the year ended September 30, 2000, from $2.2 billion for the prior year, and a 40 basis point increase in the average cost of interest-bearing deposits to 5.18% for the year ended September 30, 2000, from 4.78% for the prior year. Interest expense on the trust preferred securities decreased $255,000, or 1.2% to $20.9 million for the year ended September 30, 2000, from $21.2 million for the prior year, as a result of a decrease in the average balance of the trust preferred securities to $215.6 million for the year ended September 30, 2000 from $218.5 million for the prior year due to the acquisition of 158,499 shares of these securities by BankUnited during fiscal 2000.

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

  Second Quarter 1999 Evaluation

   In connection with the change in business focus (see "Change in Business Focus and New Management"), management performed a rigorous review of the loan portfolio in the second quarter of fiscal 1999, using its extensive workout experience, peer group data, industry data, economic information and regulatory guidance. As part of this review, management refined the techniques used to evaluate non-performing residential mortgage loans. This review differed from prior reviews in that BankUnited's new management reviewed every single performing loan, in the commercial and commercial mortgage loan portfolio. In prior quarters performing loans had been reviewed on a cycle basis.

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

   Non-interest Income. Non-interest income increased $1.3 million to $6.1 million for the year ended September 30, 2000 compared to $4.8 million for the year ended September 30, 1999. The increase is mainly attributed to an increase in service charges on deposits of approximately $276,000, an increase in service charges and fees on loans of approximately $744,000, and a $656,000 increase in sale of investment products through BUFC. These increases were partially offset by a decrease of approximately $400,000 of loan servicing income, net of the amortization of loan mortgage servicing rights.

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

Impact of Inflation and Changing Prices

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

Selected Quarterly Financial Data
   Set forth below is selected quarterly data for the fiscal years ended September 30, 2001 and 2000.


                                                                                      Fiscal Year 2001
                                                                      -------------------------------------------------
                                                                         First       Second        Third      Fourth
                                                                        Quarter      Quarter      Quarter     Quarter
                                                                      -------      -------      -------     -------
                                                                      (Dollars in thousands, except for per share data)
Net interest income.................................................. $17,938      $18,145      $18,761     $22,440
Provision for loan losses............................................   1,200        1,600        1,650       2,650
Non-interest income..................................................   2,063        2,936        3,876       4,717
Non-interest expense.................................................  12,931       12,781       13,737      14,948
                                                                        -------      -------      -------     -------
Income before taxes, extraordinary item and preferred stock dividends   5,870        6,700        7,250       9,559
Income taxes.........................................................   2,408        2,528        2,663       3,507
                                                                        -------      -------      -------     -------
Net income before extraordinary item and preferred stock dividends...   3,462        4,172        4,587       6,052
Extraordinary item (net of taxes)....................................     550          211           61           1
                                                                        -------      -------      -------     -------
Net income before preferred stock dividends..........................   4,012        4,383        4,648       6,053
Preferred stock dividends............................................     198          198          205          48
                                                                        -------      -------      -------     -------
Net income applicable to common stock................................ $ 3,814      $ 4,185      $ 4,443     $ 6,005
                                                                        =======      =======      =======     =======
Basic:
   Net income before extraordinary item.............................. $  0.18      $  0.22      $  0.23     $  0.24
                                                                        -------      -------      -------     -------
   Net income after extraordinary item............................... $  0.21      $  0.23      $  0.23     $  0.24
                                                                        =======      =======      =======     =======
Diluted:
   Net income before extraordinary item.............................. $  0.18      $  0.21      $  0.22     $  0.23
                                                                        -------      -------      -------     -------
   Net income after extraordinary item............................... $  0.21      $  0.22      $  0.22     $  0.23
                                                                        =======      =======      =======     =======


                                                                                      Fiscal Year 2000
                                                                      -------------------------------------------------
                                                                         First       Second        Third      Fourth
                                                                        Quarter      Quarter      Quarter     Quarter
                                                                      -------      -------      -------     -------
                                                                      (Dollars in thousands, except for per share data)
Net interest income.................................................. $19,189      $19,638      $19,634     $17,708
Provision for loan losses............................................   1,200        1,000        1,000       1,445
Non-interest income..................................................   1,307        1,570        1,602       1,596
Non-interest expense.................................................  12,988       13,753       13,777      12,006
                                                                        -------      -------      -------     -------
Income before taxes, extraordinary item and preferred stock dividends   6,308        6,455        6,459       5,853
Income taxes.........................................................   2,579        2,635        2,631       2,402
                                                                        -------      -------      -------     -------
Net income before extraordinary item and preferred stock dividends...   3,729        3,820        3,828       3,451
Extraordinary item (net of taxes)....................................     431          261            9         235
                                                                        -------      -------      -------     -------
Net income before preferred stock dividends..........................   4,160        4,081        3,837       3,686
Preferred stock dividends............................................     197          198          198         197
                                                                        -------      -------      -------     -------
Net income applicable to common stock................................ $ 3,963      $ 3,883      $ 3,639     $ 3,489
                                                                        =======      =======      =======     =======
Basic:
   Net income before extraordinary item.............................. $  0.19      $  0.20      $  0.20     $  0.18
                                                                        -------      -------      -------     -------
   Net income after extraordinary item............................... $  0.22      $  0.21      $  0.20     $  0.19
                                                                        =======      =======      =======     =======
Diluted:
   Net income before extraordinary item.............................. $  0.19      $  0.20      $  0.20     $  0.18
                                                                        -------      -------      -------     -------
   Net income after extraordinary item............................... $  0.21      $  0.21      $  0.20     $  0.19
                                                                        =======      =======      =======     =======

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

   BankUnited has phased out its practice of purchasing mortgage loans in the secondary market, particularly ARM loans, and has put increased emphasis on originating its own loans. Over time, this has mitigated BankUnited's exposure to the adverse impact accelerated premium amortization has on its net interest income.

   Investment securities, other than those with early call provisions, generally do not contain significant imbedded options that results in greater degree of repayment predictability. While savings and checking deposits generally may be withdrawn upon customer request without prior notice, on an overall basis, one customer's withdrawal is likely to be offset by another customer's deposit resulting in a dependable source of funds. Time deposits are generally subject to early withdrawal penalties, which results in the large majority of these deposits being maintained until maturity. Similarly, term FHLB advances have prepayment penalties, which discourage early repayment by the Bank. BankUnited's trust preferred securities may be redeemed at varying times and $59 million of these securities may be redeemed through 2016 at a premium. (See Notes to Consolidated Financial Statements for further discussion of the trust preferred securities).

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

   BankUnited also limits its interest rate risk by purchasing interest rate caps. At present BankUnited holds five interest rate cap contracts totaling $800 million. The contracts require the counter-party to pay the BankUnited quarterly interest payments based on the notional amount and the difference between the index and the cap rate, if and when the index exceeds the cap rate, in return for a one time fee paid by the BankUnited (See Notes to the Consolidated Financial Statements for further discussion of interest rate caps). Management does not include the caps in its assessment of interest rate risk of the Bank due to the extreme level of interest rates that would need to occur for the Bank to receive a benefit.

   During fiscal year 2000, BankUnited borrowed a total of $250 million in knockout advances, each with a 10-year term and a one year non-callable period. The initial rates on these advances range from 5.92% to 6.94% while the threshold rates range from 8.50% to 9.75%. BankUnited has chosen to borrow under the knockout advance program because, as long as these advances remain unconverted by the FHLB, the stability of BankUnited's net interest margin will be enhanced. However, if the 3-month LIBOR rate were to rise to these threshold rates so as to allow the FHLB to convert one or more of BankUnited's knockout advances, the funding cost associated with the converted advance would become higher and more volatile, negatively impacting BankUnited's net interest margin. These same knockout advances were outstanding at September 30, 2001.

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

   Cap Risks and Lag Risks. At September 30, 2001 BankUnited's residential loan portfolio included $1.8 billion of ARMs (48.6% of BankUnited's total loan portfolio). The ARMs purchased by BankUnited typically have annual interest rate adjustment caps that limit rate changes to 2% per year. Further, a portion of these ARMs provide for initial rates of interest which are significantly below the rates which would prevail were the contractual interest rate index and margin used for repricing applied initially. Such loans are commonly referred to as being in their teaser rate period.

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

   In originating or acquiring mortgage loans, BankUnited competes with REITs, investment banking firms, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, competing lenders, FNMA, FHLMC, GNMA, and other entities which purchase mortgage loans, some of which have greater financial resources than BankUnited. Increased competition for the origination or acquisition of eligible mortgage loans or a diminution in the supply could result in BankUnited having to incur higher costs and accept lower yields. This, in turn, would reduce the amount by which BankUnited's yield on earning assets would exceeds its cost of funding those assets.

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

   Gap Table. The following table sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2001, expected to reprice or mature in each of the future time periods shown.

                                                                                     At September 30, 2001
                                                                                Interest Sensitivity Period (1)
                                                             ----------------------------------------------------------
                                                              6 Months   6 Months-   Over 1-    Over 5-        Over
                                                              or Less     1 Year      5 Years   10 Years     10 Years
                                                             ----------  ---------  ----------  ---------   ----------
                                                                                     (Dollars in thousands)
Interest-earning assets:
  Investments, tax certificates, Federal funds sold,
   FHLB overnight deposits and other interest earning
   assets, at cost.......................................... $  393,578  $  5,257   $   15,097  $   4,661   $   42,683
  Mortgage-backed securities................................     99,181    69,298      306,968    200,062      157,219
Loans:
  Adjustable-rate mortgages.................................    676,614   264,854      899,659      9,415        1,436
  Fixed-rate mortgages......................................    161,660   130,664      656,765    407,741      313,790
  Commercial and consumer loans.............................    168,865     9,201       23,568      9,695        4,234
                                                             ----------  --------   ----------  ---------   ----------
   Total loans..............................................  1,007,139   404,719    1,579,992    426,851      319,460
                                                             ----------  --------   ----------  ---------   ----------
   Total interest-earning assets............................ $1,499,898  $479,274   $1,902,057  $ 631,574   $  519,362
                                                             ==========  ========   ==========  =========   ==========
Interest-bearing liabilities:
  Customer deposits:
  Money market and NOW accounts............................. $   25,240  $ 25,242   $  151,586  $  19,483   $       --
  Passbook accounts.........................................     41,740    41,757      334,057    178,980           --
  Certificate accounts......................................    860,623   403,242      481,469         --           --
                                                             ----------  --------   ----------  ---------   ----------
   Total customer deposits..................................    927,603   470,241      967,112    198,463           --
                                                             ----------  --------   ----------  ---------   ----------
Borrowings:
  FHLB advances.............................................    385,000    75,000      355,721    694,000           --
  Senior Notes..............................................         --        --           --         --           --
  Trust Preferred...........................................         --        --           --         --      203,592
  Other borrowings..........................................    233,116        --      200,000     50,000           --
                                                             ----------  --------   ----------  ---------   ----------
   Total borrowings.........................................    618,116    75,000      555,721    744,000      203,592
                                                             ----------  --------   ----------  ---------   ----------
   Total interest-bearing liabilities....................... $1,545,719  $545,241   $1,522,833  $ 942,463   $  203,592
                                                             ==========  ========   ==========  =========   ==========
Derivative instruments affecting interest rate sensitivity.. $  200,000  $     --   $  600,000  $      --   $       --
                                                             ==========  ========   ==========  =========   ==========
Total interest-earning assets less interest-bearing
 liabilities ("GAP")........................................ $  154,179  $(65,967)  $  979,224  $(310,889)  $  315,770
                                                             ==========  ========   ==========  =========   ==========
  Ratio of GAP to total assets..............................       2.94%    (1.26)%      18.69%     (5.94)%       6.03%
                                                             ==========  ========   ==========  =========   ==========
Cumulative excess (deficiency) of interest-earning assets
 over interest-bearing liabilities.......................... $  154,179  $ 88,212   $1,067,436  $ 756,547   $1,072,317
                                                             ==========  ========   ==========  =========   ==========
Cumulative excess (deficiency) of interest-earning assets
 over interest-bearing liabilities, as a percentage of total
 assets.....................................................       2.94%     1.68%       20.37%     14.43%       20.46%
                                                             ==========  ========   ==========  =========   ==========




                                                               Total
                                                             ----------

Interest-earning assets:
  Investments, tax certificates, Federal funds sold,
   FHLB overnight deposits and other interest earning
   assets, at cost.......................................... $  461,276
  Mortgage-backed securities................................    832,728
Loans:
  Adjustable-rate mortgages.................................  1,851,978
  Fixed-rate mortgages......................................  1,670,620
  Commercial and consumer loans.............................    215,563
                                                             ----------
   Total loans..............................................  3,738,161
                                                             ----------
   Total interest-earning assets............................ $5,032,165
                                                             ==========
Interest-bearing liabilities:
  Customer deposits:
  Money market and NOW accounts............................. $  221,551
  Passbook accounts.........................................    596,534
  Certificate accounts......................................  1,745,334
                                                             ----------
   Total customer deposits..................................  2,563,419
                                                             ----------
Borrowings:
  FHLB advances.............................................  1,509,721
  Senior Notes..............................................         --
  Trust Preferred...........................................    203,592
  Other borrowings..........................................    483,116
                                                             ----------
   Total borrowings.........................................  2,196,429
                                                             ----------
   Total interest-bearing liabilities....................... $4,759,848
                                                             ==========
Derivative instruments affecting interest rate sensitivity.. $  800,000
                                                             ==========
Total interest-earning assets less interest-bearing
 liabilities ("GAP")........................................ $1,072,317
                                                             ==========
  Ratio of GAP to total assets..............................      20.46%
                                                             ==========
Cumulative excess (deficiency) of interest-earning assets
 over interest-bearing liabilities..........................

Cumulative excess (deficiency) of interest-earning assets
 over interest-bearing liabilities, as a percentage of total assets.....................................................


   In preparing the table above, certain assumptions have been made with regard to the reprising of maturities of certain assets and liabilities. Assumptions as to prepayments on first and second mortgages loans and mortgage-backed securities were obtained from prepayment rate tables and provide assumptions corresponding to recent actual reprising experienced in the marketplace. Assumptions have also been made with regard to payments on tax certificates based on historical experience. Money market, NOW accounts and passbook accounts are assumed to decay based on duration estimates determined by management. The rates paid in these accounts are determined by management, based on market conditions and other factors, and may reprice more slowly than assumed. All other assets and liabilities have been repriced based on the earlier of repricing or contractual maturity. The mortgage prepayments rate table, deposit decay rates and the historical assumptions used regarding payments on tax certificates should not be regarded as indicative of the actual reprising that may be experienced by BankUnited.

   In addition to preparing and reviewing periodic gap reports which help identify repricing mismatches, management uses simulation models which estimate the impact on net interest income of various interest rate scenarios, balance sheet trends and strategies. These simulations cover the following financial instruments: short-term financial instruments, securities, loans, deposits, borrowings and off-balance sheet financial instruments. These simulations incorporate assumptions about balance sheet dynamics, such as loan and deposit growth and pricing, changes in funding mix and asset and liability repricing and maturity characteristics. Simulations are run under various interest rate scenarios to determine the impact on net income and capital. From these scenarios, interest rate risk is quantified and appropriate strategies are developed and implemented. The overall interest rate risk position and strategies are reviewed on an ongoing basis by senior management. Based on the information and assumptions in effect on September 30, 2001, management estimates the impact of a gradual and parallel 100 basis-point rise or fall in interest rates over the next 12 months to be between 1% and 4% of net interest income.

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

   The indices used in these contracts are the Constant Maturity Treasury ("CMT") and the Constant Maturity Swap ("CMS").

   The following table sets forth information concerning the interest rate cap contracts.

             Notional Amount        Index    Cap Rate Termination Date
             ---------------     ----------- -------- ----------------
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

   BankUnited entered into these contracts for the purpose of hedging a portion of BankUnited's interest rate risk against rising interest rates on certain borrowings from the Federal Home Loan Bank. As of September 30, 2001, the 5-Year CMT rate was 3.79%, the 10-Year CMT rate was 4.58%, the 5-Year CMS rate was 4.54% and the 10-Year CMS rate was 5.25%.

   There can be no assurance, however, of the degree to which BankUnited will be able to match its short-term, interest-earning assets to its short-term, interest-bearing liabilities. Neither can there be any assurances of BankUnited's ability to manage related liquidity risks.

                       BANKUNITED FINANCIAL CORPORATION

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                               Page
                                                                                               ----
Report of Independent Certified Public Accountants............................................  57

Consolidated Statements of Financial Condition as of September 30, 2001 and September 30, 2000  58

Consolidated Statements of Operations for the Years Ended September 30, 2001, 2000 and 1999...  59

Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 2001, 2000
  and 1999....................................................................................  60

Consolidated Statements of Cash Flows for the Years Ended September 30, 2001, 2000 and 1999...  63

Notes to Consolidated Financial Statements....................................................  65

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of BankUnited Financial Corporation

   In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of BankUnited Financial Corporation and its subsidiaries at September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Miami, Florida
October 29, 2001

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                      September 30,
                                                                 ----------------------
                                                                    2001          2000
                                                                 ----------    ----------
                                                                 (Dollars in thousands,
                                                                 except per share data)
Assets:
 Cash........................................................... $   45,113    $   28,681
 Federal Home Loan Bank overnight deposits......................    246,902       247,640
 Federal funds sold and securities purchased under agreements to
   resell.......................................................      2,738        63,000
 Tax certificates (net of reserves of $934 and $986 at September
   30, 2001 and 2000, respectively).............................        876         5,699
 Investments held to maturity (fair value of approximately
   $66,495 and $4,985 at September 30, 2001 and 2000,
   respectively)................................................     66,417         5,062
 Investments available for sale, at fair value..................     68,719        17,403
 Mortgage-backed securities, held to maturity (fair value of approximately $203,864 and $220,484 at September 30, 2001 and
   2000, respectively)..........................................    194,979       222,592
 Mortgage-backed securities available for sale, at fair value...    637,749       119,763
 Loans receivable, net..........................................  3,499,608     3,358,137
 Mortgage loans held for sale (fair value of approximately
   $253,490 and $313,840 at September 30, 2001 and 2000,
   respectively)................................................    250,041       312,632
 Other interest-earning assets..................................     75,625        62,676
 Office properties and equipment, net...........................     16,054        16,158
 Real estate owned..............................................      1,832         2,286
 Accrued interest receivable....................................     30,157        26,648
 Mortgage servicing rights......................................      5,837         6,227
 Goodwill.......................................................     28,357        29,911
 Due from broker................................................     25,469            --
 Bank owned life insurance......................................     20,516            --
 Prepaid expenses and other assets..............................     21,206        27,554
                                                                 ----------    ----------
   Total assets................................................. $5,238,195    $4,552,069
                                                                 ==========    ==========
Liabilities and Stockholders' Equity:
Liabilities:
 Deposits....................................................... $2,653,145    $2,609,538
 Securities sold under agreements to repurchase.................    283,116         9,205
 Advances from Federal Home Loan Bank...........................  1,509,721     1,251,426
 Senior notes...................................................    200,000       200,000
 Company obligated mandatorily redeemable trust preferred
   securities of subsidiary trust holding solely junior
   subordinated deferrable interest debentures of BankUnited....    203,592       212,393
 Interest payable (primarily on deposits and advances from
   Federal Home Loan Bank)......................................     14,265        12,041
 Advance payments by borrowers for taxes and insurance..........     31,999        25,651
 Due to broker..................................................     15,178            --
 Accrued expenses and other liabilities.........................     26,733        29,228
                                                                 ----------    ----------
   Total liabilities............................................  4,937,749     4,349,482
                                                                 ----------    ----------
Commitments and contingencies (Notes 7 and 17)
Stockholders' equity:
 Preferred stock, Series B and Series 9%, $0.01 par value.
   Authorized shares--10,000,000; issued shares--355,821 and
   992,938 at September 30, 2001 and 2000, respectively.
   Outstanding shares--355,821 and 991,938 at September 30, 2001
   and 2000, respectively.......................................          4            10
 Class A Common Stock, $0.01 par value. Authorized
   shares--30,000,000. Issued shares--24,871,219 and 18,093,575 at September 30, 2001 and 2000, respectively; Outstanding
   shares--24,538,219 and 17,760,575 at September 30, 2001 and
   2000, respectively...........................................        249           180
 Class B Common Stock, $0.01 par value. Authorized
   shares--3,000,000; issued and outstanding shares-- 505,669
   and 446,262 at September 30, 2001 and 2000, respectively.....          5             5
 Additional paid-in capital.....................................    249,788       181,692
 Retained earnings..............................................     47,502        29,055
 Treasury stock, 333,000 shares of class A Common Stock at
   September 30, 2001 and 2000, and 1,000 shares of Preferred 9%
   at September 30, 2000, at cost (none at September 30, 2001)..     (2,794)       (2,801)
 Accumulated other comprehensive income (loss)..................      5,692        (5,554)
                                                                 ----------    ----------
   Total stockholders' equity...................................    300,446       202,587
                                                                 ----------    ----------
   Total liabilities and stockholders' equity................... $5,238,195    $4,552,069
                                                                 ==========    ==========

          See accompanying notes to consolidated financial statements

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                            For the Years Ended
                                                                                               September 30,
                                                                                       ----------------------------
                                                                                         2001      2000      1999
                                                                                       --------  --------  --------
                                                                                          (Dollars in thousands,
                                                                                        except earnings per share)
Interest income:
  Interest and fees on loans.......................................................... $273,174  $260,690  $199,704
  Interest on mortgage-backed securities..............................................   38,473    24,866    18,493
  Interest on short-term investments..................................................    1,699     3,229     7,590
  Interest and dividends on long-term investments and other interest-earning assets...   10,731     6,530     7,763
                                                                                       --------  --------  --------
   Total interest income..............................................................  324,077   295,315   233,550
                                                                                       --------  --------  --------
Interest expense:
  Interest on deposits................................................................  143,134   126,629   106,655
  Interest on borrowings..............................................................   83,730    71,618    59,706
  Preferred dividends of subsidiary trust.............................................   19,929    20,899    21,154
                                                                                       --------  --------  --------
   Total interest expense.............................................................  246,793   219,146   187,515
                                                                                       --------  --------  --------
  Net interest income before provision for loan losses................................   77,284    76,169    46,035
Provision for loan losses.............................................................    7,100     4,645     7,939
                                                                                       --------  --------  --------
  Net interest income after provision for loan losses.................................   70,184    71,524    38,096
                                                                                       --------  --------  --------
Non-interest income:
  Service fees, net...................................................................    6,495     4,295     3,785
  Insurance commission................................................................    2,733     1,503       847
  Gain on sale of investments and mortgaged-backed securities.........................    1,837        --        --
  Net gain on sale of loans and other assets..........................................    1,383        71        (4)
  Other...............................................................................    1,144       206       172
                                                                                       --------  --------  --------
   Total non-interest income..........................................................   13,592     6,075     4,800
                                                                                       --------  --------  --------
Non-interest expenses:
  Employee compensation and benefits..................................................   22,629    19,819    15,970
  Occupancy and equipment.............................................................    9,046     8,332     8,029
  Loan servicing expense..............................................................    4,623     5,699     6,433
  Telecommunications and data processing..............................................    3,388     3,025     2,688
  Professional fees--legal and accounting.............................................    3,267     3,193     3,084
  Advertising and promotion expense...................................................    2,356     3,289     1,430
  Amortization of goodwill............................................................    1,554     1,565     1,555
  Insurance...........................................................................    1,000     1,221     1,683
  Real estate owned operations........................................................     (168)     (307)      152
  Other operating expenses............................................................    6,702     6,688     7,369
                                                                                       --------  --------  --------
   Total non-interest expenses........................................................   54,397    52,524    48,393
                                                                                       --------  --------  --------
  Income (loss) before income taxes, extraordinary item and preferred stock dividends.   29,379    25,075    (5,497)
Provision (benefit) for income taxes..................................................   11,106    10,247    (1,903)
                                                                                       --------  --------  --------
   Income (loss) before extraordinary item and preferred stock dividends..............   18,273    14,828    (3,594)
Extraordinary item (net of tax of $514 and $586 for 2001 and 2000, respectively)......      823       936        --
                                                                                       --------  --------  --------
  Net income (loss) before preferred stock dividends..................................   19,096    15,764    (3,594)
Preferred stock dividends.............................................................      649       790       773
                                                                                       --------  --------  --------
  Net income (loss) after preferred stock dividends................................... $ 18,447  $ 14,974  $ (4,367)
                                                                                       ========  ========  ========
Earnings (loss) per share:
  Basic:
   Net income (loss) before extraordinary item........................................ $   0.87  $   0.77  $  (0.24)
   Extraordinary item.................................................................     0.04      0.05        --
                                                                                       --------  --------  --------
   Net income (loss).................................................................. $   0.91  $   0.82  $  (0.24)
                                                                                       ========  ========  ========
  Diluted:
   Net income (loss) before extraordinary item........................................ $   0.83  $   0.76  $  (0.24)
   Extraordinary item.................................................................     0.04      0.05        --
                                                                                       --------  --------  --------
   Net income (loss).................................................................. $   0.87  $   0.81  $  (0.24)
                                                                                       ========  ========  ========
Weighted average common shares outstanding:
  Basic...............................................................................   20,228    18,220    18,313
  Diluted.............................................................................   21,354    18,780    18,313

         See accompanying notes to consolidated financial statements.

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                         For the Years Ended September 30, 2001, 2000 and 1999
                                                         ----------------------------------------------------
                                                                                 Class A           Class B
                                                          Preferred Stock      Common Stock     Common Stock
                                                         -----------------  ------------------ --------------
                                                          Shares     Amount   Shares    Amount Shares   Amount
                                                         --------    ------ ----------  ------ -------  ------
                                                                        (Dollars in thousands)
Balance at September 30, 1998...........................  926,697     $ 9   17,816,213   $178  331,743   $ 3
  Comprehensive loss:
   Net loss for the year ended September 30, 1999.......       --      --           --     --       --    --
   Payment of dividends on preferred stock..............       --      --           --     --       --    --
   Other comprehensive loss, net of tax.................       --      --           --     --       --    --
    Total comprehensive loss............................       --      --           --     --       --    --
  Issuance of Series B Preferred Stock..................   26,241      --           --     --       --    --
  Issuance of Class A and Class B Common Stock..........       --      --       64,176      1      811    --
  Conversion of Class B to Class A Common Stock.........       --      --       97,048      1  (97,048)   (1)
  Purchase of Class A Common Stock......................       --      --     (183,000)    --       --    --
  Stock options and warrants exercised..................   40,000       1       58,984     --  222,961     3
  Common stock issued through preferred stock dividends.       --      --       13,009     --       --    --
                                                         --------     ---   ----------   ----  -------   ---
Balance at September 30, 1999...........................  992,938      10   17,866,430    180  458,467     5
  Comprehensive income:
   Net income for the year ended September 30, 2000.....       --      --           --     --       --    --
   Payment of dividends on preferred stock..............       --      --           --     --       --    --
   Other comprehensive loss, net of tax.................       --      --           --     --       --    --
    Total comprehensive income..........................       --      --           --     --       --    --
  Dividend on B Preferred paid in Class A Common Stock..       --      --        4,244     --       --    --
  Conversion of Class B to Class A Common Stock.........       --      --       20,205     --  (20,205)   --
  Purchase of Class A Common Stock......................       --      --     (150,000)    --       --    --
  Purchase of preferred stock...........................   (1,000)     --           --     --       --    --
  Stock options and other awards........................       --      --       19,696     --    8,000    --
                                                         --------     ---   ----------   ----  -------   ---
Balance at September 30, 2000...........................  991,938      10   17,760,575    180  446,262     5
  Comprehensive income:
   Net income for the year ended September 30, 2001.....       --      --           --     --       --    --
   Payment of dividends on preferred stock..............       --      --           --     --       --    --
   Other comprehensive income, net of tax...............       --      --           --     --       --    --
    Total comprehensive income..........................       --      --           --     --       --    --
  Stock Offering--Class A Common stock..................       --      --    6,555,000     66       --    --
  Conversion of Class B to Class A Common Stock.........       --      --          238     --     (238)   --
  Redemption of preferred stock......................... (696,117)     (7)          --     --       --    --
  Stock options and other awards........................   60,000       1      222,406      3   59,645    --
                                                         --------     ---   ----------   ----  -------   ---
Balance at September 30, 2001...........................  355,821     $ 4   24,538,219   $249  505,669   $ 5
                                                         ========     ===   ==========   ====  =======   ===

                                                       (Continued on next page)

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                                                                                     Accumulated Other
                                                                                       Comprehensive       Total
                                                         Paid-in   Retained Treasury   Income (Loss)   Stockholders'
                                                         Capital   Earnings  Stock      Net of Tax        Equity
                                                         --------  -------- -------- ----------------- -------------
                                                                           (Dollars in thousands)
Balance at September 30, 1998........................... $178,777  $18,448  $    --       $ 1,877        $199,292
  Comprehensive loss:
   Net loss for the year ended September 30, 1999.......       --   (3,594)      --            --          (3,594)
   Payments of dividends on preferred stock.............       --     (773)      --            --            (773)
   Other comprehensive loss, net of tax.................       --       --       --        (5,667)         (5,667)
                                                                                                         --------
    Total comprehensive loss............................                                                  (10,034)
  Issuance of Series B Preferred Stock..................      111       --       --            --             111
  Issuance of Class A and Class B Common Stock..........      325       --       --            --             326
  Conversion of Class B to Class A Common Stock.........       --       --       --            --              --
  Purchase of Class A Common Stock......................       --       --   (1,684)           --          (1,684)
  Stock options and warrants exercised..................    2,007       --       --            --           2,011
  Common stock issued through preferred stock dividends.      115       --       --            --             115
                                                         --------  -------  -------       -------        --------
Balance at September 30, 1999...........................  181,335   14,081   (1,684)       (3,790)        190,137
  Comprehensive income:
   Net income for the year ended September 30, 2000.....       --   15,764       --            --          15,764
   Payment of dividends on preferred stock..............       --     (790)      --            --            (790)
   Other comprehensive loss, net of tax.................       --       --       --        (1,764)         (1,764)
                                                                                                         --------
    Total comprehensive income..........................                                                   13,210
  Dividend on B Preferred paid in Class A Common Stock..       33       --       --            --              33
  Conversion of Class B to Class A Common Stock.........       --       --       --            --              --
  Purchase of Class A Common Stock......................       --       --   (1,110)           --          (1,110)
  Purchase of preferred stock...........................       --       --       (7)           --              (7)
  Stock options and other awards........................      324       --       --            --             324
                                                         --------  -------  -------       -------        --------
Balance at September 30, 2000...........................  181,692   29,055   (2,801)       (5,554)        202,587
  Comprehensive income:
   Net income for the year ended September 30, 2001.....       --   19,096       --            --          19,096
   Payment of dividends on preferred stock..............       --     (649)      --            --            (649)
   Other comprehensive income, net of tax...............       --       --       --        11,246          11,246
                                                                                                         --------
    Total comprehensive income..........................       --       --       --            --          29,693
  Stock Offering-Class A Common Stock...................   73,568       --       --            --          73,634
  Conversion of Class B to Class A Common Stock.........       --       --       --            --              --
  Redemption of preferred stock.........................   (6,961)      --        7            --          (6,961)
  Stock options and other awards........................    1,489       --       --            --           1,493
                                                         --------  -------  -------       -------        --------
Balance at September 30, 2001........................... $249,788  $47,502  $(2,794)      $ 5,692        $300,446
                                                         ========  =======  =======       =======        ========

                                                       (Continued on next page)

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

             For the Years Ended September 30, 2001, 2000 and 1999

   The beginning balance at September 30, 1998 of each series of BankUnited's preferred stock was as follows:

            Shares        Amount
            -------       ------
          (Dollars in thousands)
Series B. 229,580           $2
Series 9% 697,117            7
            -------         --
Total.... 926,697           $9
            =======         ==

   The ending balance at September 30, 2001 of each series of BankUnited's preferred stock was as follows:

           Shares        Amount
           -------       ------
         (Dollars in thousands)
Series B 355,821           $4
           =======         ==

   The following table presents additional information concerning BankUnited's other comprehensive income (loss):

                                                                                    For the Years Ended September 30,
                                                                                    --------------------------------
                                                                                       2001         2000      1999
                                                                                     -------      -------    -------
                                                                                         (Dollars in thousands)
Other comprehensive income (loss), net of tax:
   Unrealized holding gains (losses) arising during the period, net of tax expense (benefit) of $6,889, $(1,185) and $(3,567) for 2001, 2000 and
     1999, respectively............................................................ $11,004      $(1,893)   $(5,698)
   Less reclassification adjustments for:
       Amortization of unrealized losses on transferred securities, net of tax
         expense of $86, $80 and $19 for 2001, 2000 and 1999, respectively.........     138          129         31
       Realized gains on securities sold included in net income, net of tax
         expense of $64............................................................     104           --         --
                                                                                     -------      -------    -------
Total other comprehensive income (loss), net of tax................................ $11,246      $(1,764)   $(5,667)
                                                                                     =======      =======    =======


         See accompanying notes to consolidated financial statements.

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 For the Years Ended September 30,
                                 --------------------------------
                                    2001       2000       1999
                                 ---------   ---------  ---------
                                      (Dollars in thousands)
Cash flows from operating
 activities:
Net income (loss)............... $  19,096   $  15,764  $  (3,594)
 Adjustments to reconcile net
   income (loss) to net cash
   provided by (used in)
   operating activities:
   Provision for loan losses....     7,100       4,645      7,939
   Provision for losses on
    tax certificates............        --          --      1,147
   Depreciation and
    amortization................     3,080       3,026      3,243
   Adjustments to the
    carrying value of real
    estate owned................       396         966      1,582
   Amortization of fees,
    discounts and premiums,
    net.........................     5,820       3,649     24,358
   Amortization of mortgage
    servicing rights............     1,675       1,593      1,471
   Amortization of goodwill.....     1,554       1,565      1,555
   Amortization of unrealized
    losses on transferred
    mortgage-backed securities..       224         209         50
   Amortization of restricted
    stock and other awards......       316         316        210
   Amortization of issuance
    cost of Senior Notes........       533         629        508
   Net (gain) loss on sale of
    loans, mortgage-backed
    securities and other
    assets......................    (3,220)        (71)         4
   Increase in bank owned
    life insurance cash
    surrender value.............      (516)         --         --
   Net gain on sale of real
    estate owned................      (332)       (647)      (154)
   Extraordinary gain on
    repurchase of trust
    preferred securities........    (1,337)     (1,522)        --
 Loans originated for sale......   (33,491)     (9,287)  (140,399)
 Proceeds from sale of loans....    36,514      10,210     23,559
 (Increase) decrease in
   accrued interest receivable..    (3,509)     (1,880)     8,096
 Increase in interest payable
   on deposits and FHLB
   advances.....................     2,224       1,836      2,380
 (Decrease) increase in
   accrued taxes................    (1,868)      3,480     (1,224)
 (Decrease) increase in other
   liabilities..................    (7,672)     (5,440)     3,359
 Decrease (increase) in
   prepaid expenses and other
   assets.......................     5,411      (4,300)    16,442
 Other, net.....................    (1,204)       (188)       329
                                 ---------   ---------  ---------
    Net cash provided by
     (used in) operating
     activities.................    30,794      24,553    (49,139)
                                 ---------   ---------  ---------
Cash flows from investing
 activities:
 Net increase in loans..........  (297,065)   (385,007)  (180,260)
 Purchase of investment
   securities held to maturity..   (66,227)         --         --
 Purchase of investment
   securities available for
   sale.........................   (49,263)     (1,000)    (3,915)
 Purchase of mortgage-backed
   securities held to maturity..   (50,320)    (49,824)   (19,581)
 Purchase of mortgage-backed
   securities available for
   sale.........................  (658,406)     (8,883)  (166,205)
 Purchase of other earning
   assets.......................   (84,949)    (50,399)   (49,649)
 Purchase of bank owned life
   insurance....................   (20,000)         --         --
 Proceeds from repayments of
   investment securities held
   to maturity..................     5,000          --      9,500
 Proceeds from repayments of
   investment securities
   available for sale...........       350       2,250      5,800
 Proceeds from repayments of
   mortgage-backed securities
   held to maturity.............    78,374      30,510    115,990
 Proceeds from repayments of
   mortgage-backed securities
   available for sale...........    65,116      31,999     57,663
 Proceeds from repayments of
   other earning assets.........    72,000      42,650     46,035
 Proceeds from sale of
   mortgage-backed securities
   held to maturity.............        21          --         --
 Proceeds from sale of
   mortgage-backed securities
   available for sale...........   282,960          --         --
 Proceeds from sale of real
   estate owned.................     2,994       8,398      4,542
 Purchase of office
   properties and equipment.....    (3,072)     (3,418)    (4,689)
 Net decrease in tax
   certificates.................     4,823       9,116     24,045
                                 ---------   ---------  ---------
    Net cash used in
     investing activities.......  (717,664)   (373,608)  (160,724)
                                 ---------   ---------  ---------

                                                       (Continued on next page)

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                                                                                      For the Years Ended September 30,
                                                                                      --------------------------------
                                                                                         2001         2000      1999
                                                                                       --------     --------  --------
                                                                                           (Dollars in thousands)
Cash flows from financing activities:
  Net increase in deposits...........................................................   43,607       329,740   154,974
  Net increase in Federal Home Loan Bank advances....................................  258,295       154,979    74,981
  Net increase (decrease) in other borrowings........................................  273,911       (22,496)  110,553
  Increase in capitalized costs for senior notes.....................................       --          (300)   (2,261)
  Repurchase of trust preferred securities...........................................   (7,060)       (4,368)       --
  Net proceeds from issuance of stock................................................   74,811           125     2,011
  Purchase of BankUnited's Class A Common Stock......................................       --        (1,117)   (1,684)
  Redemption of preferred stock......................................................   (6,961)           --        --
  Dividends paid on preferred stock..................................................     (649)         (757)     (658)
  Increase in advances from borrowers for taxes and insurance........................    6,348         6,035     6,971
                                                                                       --------     --------  --------
    Net cash provided by financing activities........................................  642,302       461,841   344,887
                                                                                       --------     --------  --------
(Decrease) increase in cash and cash equivalents.....................................  (44,568)      112,786   135,024
Cash and cash equivalents at beginning of year.......................................  339,321       226,535    91,511
                                                                                       --------     --------  --------
Cash and cash equivalents at end of year............................................. $294,753      $339,321  $226,535
                                                                                       ========     ========  ========
Supplemental disclosure of non-cash investing and financing activities:
  Interest paid on deposits and borrowings........................................... $244,569      $217,310  $185,136
  Income taxes paid.................................................................. $ 11,395      $  8,615  $     --
  Purchase of mortgage-backed securities settling in October, 2001................... $ 15,178      $     --  $     --
  Sales of mortgage-backed securities settling in October, 2001...................... $ 25,469      $     --  $     --
  Securitization of loans receivable................................................. $200,901      $     --  $     --
  Transfers from loans to real estate owned.......................................... $  2,604      $  7,334  $  7,519
  Transfer of loans from a mortgage-backed securities................................ $     --      $     --  $ 14,600
  Transfer of loans from held for sale to portfolio.................................. $     --      $     --  $ 73,825
  Transfer of loans from portfolio to held for sale.................................. $ 63,060      $     --  $288,319
  Transfer of mortgage-backed securities from available for sale to held to maturity. $     --      $     --  $156,370


         See accompanying notes to consolidated financial statements.

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 2001

(1) Summary of Significant Accounting Policies

   The accounting and reporting policies of BankUnited Financial Corporation ("BankUnited") and subsidiaries conform to accounting principles generally accepted in the United States of America and to general practices within the savings and loan industry. Presented below is a description of BankUnited's principal accounting policies.

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

  (b) Cash and Cash Equivalents

   For the purpose of reporting cash flows, cash and cash equivalents include cash, Federal Home Loan Bank overnight deposits, and securities purchased under agreement to resell with original maturities of three months or less. The collateral held by the bank for securities purchased under the agreements to resell is the securities underlying those agreements.

  (c) Investments and Mortgage-backed Securities

   Mortgage-backed securities and other investments available for sale are carried at fair value, inclusive of unrealized gains and losses, and net of discount accretion and premium amortization computed using the level yield method. Net unrealized gains and losses are included in comprehensive income
(loss) net of applicable income taxes.

   Mortgage-backed securities and investments held-to-maturity are carried at amortized cost. Mortgage-backed securities and investment securities that BankUnited has the positive intent and ability to hold to maturity are designated as held-to-maturity securities.

   Gains or losses on sales of mortgage securities and investments are recognized on the specific identification basis.

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              September 30, 2001


   Tax certificates are considered investments held to maturity and, accordingly, are carried at cost less a valuation allowance. Interest is accrued on tax certificates until payoff or until deemed uncollectible. When deemed uncollectible, accrued but uncollected interest is reversed.

  (d) Allowance for Loan Losses

   BankUnited's allowance for loan losses is established and maintained based upon management's evaluation of the risks inherent in BankUnited's loan portfolio including the economic trends and other conditions in specific geographic areas as they relate to the nature of BankUnited's portfolio. BankUnited's one-to four family residential loans and consumer loans are homogeneous in nature and no single loan is individually significant in terms of its size or potential risk of loss. Therefore, management evaluates these loans as a group of loans. Management utilizes historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan administration and resolution, the views of its regulators, and other relevant factors, such as assumptions and projections of current economic and market conditions in order to determine the adequacy of the allowance for loan losses on these loans. For individually impaired commercial real estate loans, an estimated value of the property or collateral securing the loan is determined through an appraisal, where possible. In instances where BankUnited has not taken possession of the property or does not otherwise have access to the premises and therefore cannot obtain an appraisal, a real estate broker's opinion as to the value of the property is obtained based primarily on a drive-by inspection. If the unpaid balance of the loan is greater than the estimated fair value of the property, a reserve is established for the difference between the carrying value and the estimated fair value. Other impaired loans such as non-mortgage commercial loans are evaluated individually as well. For these loans, a determination is made of the value of the collateral, if any, through examination of current financial information. If the unpaid balance of the loan is greater than estimated fair value of the property, a reserve is established for the difference between the carrying value and the estimated fair value.

   Allowances are also established on all classes of the performing portfolio and represent loss allowances that have been established to recognize the probable losses inherent in the loan portfolio. In determining the adequacy of the reserves, management considers changes in the size and composition of the loan portfolio, historical loan loss experience, current economic and market conditions and BankUnited's credit administration and asset management philosophies and procedures.

   Because of the many factors that can affect recoverability, the estimated loss on individual loans or groups of loans may not be the same as the actual loss incurred, if any. As a self-correcting mechanism, to reduce the differences between estimated and actual losses, BankUnited's current process evaluates the actual losses that occur on all loans to determine whether refinements are necessary to improve procedures for estimating losses. This evaluation includes examining causes for actual losses and determining whether all of the factors resulting in the losses were considered in the estimation process. If not, the evaluation process is refined to consider those factors. Applied appropriately, this mechanism reduces, but will not eliminate, differences that occur between estimated and actual loan losses due to events and circumstances beyond the control of BankUnited.

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

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              September 30, 2001

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

  (g) Other Interest-Earning Assets

   Other interest-earning assets includes Federal Home Loan Bank of Atlanta
(FHLB) stock and an equity investment in the Community Reinvestment Group. The fair value is estimated to be the carrying value which is par.

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

  (j) Real Estate Owned

   Property acquired through foreclosure or deed in lieu of foreclosure is carried at the lower of the related principal balance at foreclosure or estimated fair value less estimated costs to sell the property. Any excess of the loan balance over the fair value less estimated costs to sell the property is charged to the allowance for loan losses. The carrying value is reviewed periodically and, when necessary, any decline in the value of the real estate is charged to operations. Significant property improvements which enhance the salability of the property are capitalized to the extent that the carrying values do not exceed their estimated realizable values. Maintenance and carrying costs on the property are charged to operations as incurred. In connection with real estate owned, management obtains independent appraisals for properties.

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              September 30, 2001


  (k) Mortgage Servicing Rights

   In connection with the securitization and sale of loans, BankUnited may retain the rights to service such loans for investors. A servicing asset or liability and other retained interests are recognized as an allocation of the carrying amount of the assets sold between the asset sold and the servicing obligation and other retained interests based on the relative fair value of the assets sold to the interests retained. BankUnited may also acquire mortgage servicing rights, which are recorded at cost.

   Mortgage servicing assets are amortized in proportion to and over the period of estimated net servicing income. Estimated net servicing income is determined using the estimated future balance of the underlying mortgage loan portfolio which, absent new purchases, declines over time from prepayments and cash flows. BankUnited evaluates the mortgage servicing assets for impairment based on the fair value of the servicing assets by strata. BankUnited stratifies the servicing assets by product and interest rates. Management obtains from an independent third party, on an annual basis, a market valuation of the mortgage servicing rights. Management reviews the assumptions in calculating the market value, which is then compared to BankUnited's carrying value. If necessary, mortgage servicing rights are adjusted to the lower of cost or market.


   BankUnited receives fees from investors for servicing mortgage loans. Servicing fees, generally expressed as a percent of the unpaid principal balance, are collected from the borrowers' payments. Late charge income and other ancillary fees, net of amortization of servicing assets, are also included in servicing income.

  (l) Goodwill

   Goodwill is amortized on a straight-line basis over its estimated beneficial life of 10 to 25 years. BankUnited reviews the carrying value of goodwill if and when economic events occur which may affect its remaining life, by estimating discounted and undiscounted cash flows as a means of determining and recognizing impairments. To date, no known economic events have occurred which were detrimental to the carrying value of goodwill. (See (r) Impact of New Accounting Pronouncements for a discussion on Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets.")

  (m) Bank Owned Life Insurance

   Bank owned life insurance is carried at an amount that could be realized under the insurance contract as of the date of the consolidated statement of financial condition. The change in contract value is recorded as an adjustment of the premiums paid in determining the expense or income to be recognized under the contract.

  (n) Income Taxes

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

  (o) Earnings (Loss) per Share

   Basic earnings (loss) per common share is computed on the weighted average number of common shares outstanding during the year. Earnings (loss) per common share, assuming dilution, assume the maximum dilutive effect of the average number of shares from stock options and the conversion equivalents of preferred stocks and certain warrants.

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              September 30, 2001

  (p) Stock Options

   Stock options are granted to employees and directors at the fair market value of the underlying stock on the date of the grant. The proceeds from the exercise of options are credited to common stock for the par value of the shares issued, and the excess, adjusted for any tax benefit, is credited to paid-in capital.

  (q) Segment Reporting

   Public companies are required to report certain financial information about significant revenue-producing segments of the business for which such information is available and utilized by the chief operating decision maker. Specific information to be reported for individual operating segments includes a measure of profit and loss, certain revenue and expense items, and total assets. As a community-oriented financial institution, substantially all of BankUnited's operations involve the delivery of loan and deposit products to customers. Management makes operation decisions and assesses performance based on an ongoing review of these community-banking operations, which constitute BankUnited's only operating segment for financial reporting purposes.

  (r) Impact of New Accounting Pronouncements

   BankUnited adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No. 138 (collectively, "SFAS No. 133"), on October 1, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives designated as part of a hedge transaction are recorded each period in current earnings for fair value hedges or other comprehensive income for cash flow hedges. At October 1, 2000, BankUnited was party to interest rate caps with a notional face value of $800.0 million. These caps are used to hedge the interest rate risk relating to the callable options of the FHLB advances.

   In conjunction with the adoption of SFAS No. 133 on October 1, 2000, BankUnited accounted for the interest rate caps as fair value hedges, and in accordance with the transition provisions of SFAS No. 133, recorded a cumulative effect adjustment loss of approximately $453,000, net of tax, which was reflected in earnings. This was done in order to recognize, at fair value, all derivative instruments that are designated as fair value hedging instruments. The loss of $453,000 was offset by a corresponding gain of approximately $453,000, net of tax, which was also reflected in earnings. The gain was to recognize the difference, attributable to the interest rate risks, between the carrying values and fair values of the related embedded call options in the FHLB advances.

   During fiscal year 2001, BankUnited recorded fair value adjustments of approximately $404,000 as losses in earnings to recognize the change in the fair value of existing derivative instruments. Fair value adjustments of $391,000 were recorded as gains in earnings to recognize the change in the fair value of the related embedded call options in the FHLB advances. Both gains and losses are recorded as a component of interest on borrowings in the Statement of Operations.

   Effective April 1, 2001, BankUnited adopted SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              September 30, 2001

has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 140 also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

   In June of 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

   Except for goodwill and intangible assets acquired after June 30, 2001, which are immediately subject to its provisions, SFAS No. 142 is effective starting with fiscal years beginning after December 15, 2001. Early adoption is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued.

   The provisions of SFAS No. 142 no longer allow the amortization of goodwill, and certain intangible assets that have indefinite useful lives, and requires that impairment of goodwill on those assets be tested annually. In addition, SFAS No. 142 requires the following additional disclosures for goodwill and other intangible assets:

    .  Changes in the carrying amount of goodwill from period-to-period;

    .  The carrying amount of goodwill by major intangible asset class, and

    .  The estimated intangible amortization for the next five years.

   BankUnited adopted SFAS No. 142 effective October 1, 2001. Upon initial application of SFAS No. 142, BankUnited does not anticipate impairment losses for goodwill resulting from a transitional impairment test. However, BankUnited has not yet fully determined the impact that the adoption of other elements of SFAS No. 142, including the possible future impairment charges on goodwill, may have on its financial position or results of operations. BankUnited expects that the elimination of goodwill amortization will positively impact pretax net income by approximately $1.5 million in fiscal year 2002.

   In October of 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and was written to provide a single model for the disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."

   BankUnited will adopt the provision of SFAS No. 144 effective October 1, 2002. Adoption of SFAS No. 144 is not expected to have a material impact on BankUnited's financial position, results of operations or cash flows.

  (s) Financial Statement Reclassifications

   Certain prior period amounts have been reclassified to conform to the September 30, 2001 consolidated financial statements.

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              September 30, 2001


(2) Earnings (Loss) per Share

   Earnings (loss) per common share is calculated as follows:

                                                                 For Years Ended September 30,
                                                               --------------------------------
                                                                  2001         2000      1999
                                                                 -------     -------    -------
                                                               (Dollars in thousands, except per
                                                                        share amounts)
Basic earnings (loss) per share:
Numerator:
   Net income (loss) after preferred stock dividends.......... $18,447      $14,974    $(4,367)
                                                                 =======     =======    =======
Denominator:
   Weighted average common shares outstanding.................  20,228       18,220     18,313
                                                                 =======     =======    =======
Basic earnings (loss) per share............................... $  0.91      $  0.82    $ (0.24)
                                                                 =======     =======    =======
Diluted earnings (loss) per share:
Numerator:
   Net income (loss) after preferred stock dividends.......... $18,447      $14,974    $(4,367)
Plus:
   Reduction of preferred stock dividends.....................     179          163         --
                                                                 -------     -------    -------
Diluted net income (loss) available to common stock........... $18,626      $15,137    $(4,367)
                                                                 =======     =======    =======
Denominator:
   Weighted average common shares outstanding.................  20,228       18,220     18,313
Plus:
   Number of common shares from the conversion of options and
     warrants(1)..............................................     657          117         --
   Number of common shares from the conversion of dilutive
     preferred stock(2).......................................     469          443         --
                                                                 -------     -------    -------
Diluted weighted average shares outstanding...................  21,354       18,780     18,313
                                                                 =======     =======    =======
Diluted earnings (loss) per share............................. $  0.87      $  0.81    $ (0.24)
                                                                 =======     =======    =======

--------
(1) For the year ended September 30, 1999, there were 345,000 common stock equivalent shares of dilutive options that were not included in the computation of diluted earnings per share because of their antidilutive effect (none for the years ended September 30, 2001 and 2000).
(2) For the year ended September 30, 1999, there were 378,000 of common stock equivalent shares of convertible preferred stock that were not included in the computation of diluted earnings per share because of their antidilutive effect (none for the years ended September 30, 2001 and 2000).

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              September 30, 2001

(3) Tax Certificates

   Tax certificates are certificates representing delinquent real estate taxes owed to the respective counties. A substantial percentage of tax certificates are for properties located in southeast Florida. BankUnited's policy was to purchase tax certificates only for properties located in Florida. As a result of the review of interest-earning assets in the second quarter of fiscal 1999, the decision was made to discontinue purchasing tax certificates.

   The net carrying value of tax certificates was $0.9 million and $5.7 million at September 30, 2001 and 2000, respectively. Included in these amounts at September 30, 2001 and 2000, were $0.8 million and $4.1 million, respectively, of tax certificates for which BankUnited had made application for tax deeds. BankUnited maintains loss reserves for tax certificates that were $0.9 million and $1.0 million at September 30, 2001 and 2000, respectively.

(4) Securities Purchased under Agreements to Resell

   Interest income from securities purchased under agreements to resell aggregated approximately $0.2 million, $1.9 million and $6.1 million for the years ended September 30, 2001, 2000 and 1999, respectively.

   The following sets forth information concerning BankUnited's securities purchased under agreements to resell for the periods indicated:

                                                      As of or for the years ended September 30,
                                                      -----------------------------------------
                                                         2001            2000          1999
                                                        ------         --------      --------
                                                                (Dollars in thousands)
Maximum amount of outstanding agreements at any month
  end during the period.............................. $9,682         $113,000      $370,000
Average amount outstanding during the period......... $3,850         $ 29,426      $122,879
Weighted average interest rate for the period........   6.35%            6.53%         5.08%
Maturity............................................. less than 30 days

(5) Investments and Mortgage-backed Securities

  Investments

   Presented below is an analysis of the carrying values and approximate fair value of investments held to maturity.

                                                      September 30, 2001
                                            --------------------------------------
                                                       Gross      Gross
                                            Carrying Unrealized Unrealized  Fair
                                             Value     Gains      Losses    Value
                                            -------- ---------- ---------- -------
                                                    (Dollars in thousands)
U.S. Government agency securities.......... $50,001     $ --      $(362)   $49,639
Trust preferred securities of other issuers  16,355      683       (243)    16,795
State of Israel bonds......................      61       --         --         61
                                            -------     ----      -----    -------
   Total................................... $66,417     $683      $(605)   $66,495
                                            =======     ====      =====    =======

                                               September 30, 2000
                                      -------------------------------------
                                                 Gross      Gross
                                      Carrying Unrealized Unrealized Fair
                                       Value     Gains      Losses   Value
                                      -------- ---------- ---------- ------
                                             (Dollars in thousands)
    U.S. Government agency securities  $5,001     $--        $(77)   $4,924
    State of Israel bonds............      61      --          --        61
                                       ------     ---        ----    ------
       Total.........................  $5,062     $          $(77)   $4,985
                                       ======     ===        ====    ======

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              September 30, 2001


   Presented below is an analysis of the investments designated as available for sale.

                                                       September 30, 2001
                                            ----------------------------------------
                                                        Gross      Gross
                                            Amortized Unrealized Unrealized Carrying
                                              Cost      Gains      Losses    Value
                                            --------- ---------- ---------- --------
                                                     (Dollars in thousands)
U.S. government agency securities..........  $ 4,999    $   67    $    --   $ 5,066
Equity securities..........................    3,359     1,347         --     4,706
Trust preferred securities of other issuers   42,109       143     (2,305)   39,947
Other......................................   19,000        --         --    19,000
                                             -------    ------    -------   -------
   Total...................................  $69,467    $1,557    $(2,305)  $68,719
                                             =======    ======    =======   =======

                                                       September 30, 2000
                                            ----------------------------------------
                                                        Gross      Gross
                                            Amortized Unrealized Unrealized Carrying
                                              Cost      Gains      Losses    Value
                                            --------- ---------- ---------- --------
                                                     (Dollars in thousands)
U.S. government agency securities..........  $   350    $   --    $   (10)  $   340
Equity securities..........................    2,905        --       (115)    2,790
Trust preferred securities of other issuers   17,313        --     (3,040)   14,273
                                             -------    ------    -------   -------
   Total...................................  $20,568    $   --    $(3,165)  $17,403
                                             =======    ======    =======   =======

   Investments securities at September 30, 2001, by contractual maturity, are shown below.

                                       Held to Maturity Available for Sale
-                                      ---------------- ------------------
                                       Carrying  Fair   Amortized Carrying
                                        Value    Value    Cost     Value
                                       -------- ------- --------- --------
                                             (Dollars in thousands)
Due in one year or less............... $    --  $    -- $  4,960  $ 4,990
Due after one year through five years.      --       --    4,999    5,066
Due after five years through ten years      --       --    6,222    6,222
Due after ten years...................  66,417   66,495   49,927   47,735
Equity securities (maturity n/a)......      --       --    3,359    4,706
                                       -------  ------- --------  -------
                                       $66,417  $66,495 $ 69,467  $68,719
                                       =======  ======= ========  =======

  Mortgage-backed securities

   The carrying value and approximate fair value of mortgage-backed securities held to maturity are summarized as follows:

                                              September 30, 2001
                                    ---------------------------------------
                                               Gross      Gross
                                    Carrying Unrealized Unrealized  Fair
                                     Value     Gains      Losses    Value
                                    -------- ---------- ---------- --------
                                            (Dollars in thousands)
GNMA mortgage-backed securities.... $ 57,423   $3,326      $--     $ 60,749
FNMA mortgage-backed securities....   32,071    1,252       --       33,323
FHLMC mortgage-backed securities...   55,965    2,534       --       58,499
Collateralized mortgage obligations   38,646    1,492       --       40,138
Mortgage pass-through certificates.   10,874      281       --       11,155
                                    --------   ------      ---     --------
   Total........................... $194,979   $8,885      $--     $203,864
                                    ========   ======      ===     ========

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              September 30, 2001


                                                September 30, 2000
                                      ---------------------------------------
                                                 Gross      Gross
                                      Carrying Unrealized Unrealized  Fair
                                       Value     Gains      Losses    Value
                                      -------- ---------- ---------- --------
                                              (Dollars in thousands)
  GNMA mortgage-backed securities.... $ 85,201   $1,006    $   (88)  $ 86,119
  FNMA mortgage-backed securities....    1,741       --        (16)     1,725
  FHLMC mortgage-backed securities...   66,947       --     (1,099)    65,848
  Collateralized mortgage obligations   51,772       --     (2,484)    49,288
  Mortgage pass-through certificates.   16,931      594        (21)    17,504
                                      --------   ------    -------   --------
     Total........................... $222,592   $1,600    $(3,708)  $220,484
                                      ========   ======    =======   ========

   The carrying value and amortized cost of mortgage-backed securities available for sale are summarized as follows:

                                               September 30, 2001
                                    ----------------------------------------
                                                Gross      Gross
                                    Amortized Unrealized Unrealized Carrying
                                      Cost      Gains      Losses    Value
                                    --------- ---------- ---------- --------
                                             (Dollars in thousands)
GNMA mortgage-backed securities.... $ 56,068   $ 1,482      $--     $ 57,550
FNMA mortgage-backed securities....  217,449     4,175       --      221,624
FHLMC mortgage-backed securities...  105,080     2,182       --      107,262
Collateralized mortgage obligations  116,397     2,613       (3)     119,007
Mortgage pass-through certificates.  130,471     1,835       --      132,306
                                    --------   -------      ---     --------
   Total........................... $625,465   $12,287      $(3)    $637,749
                                    ========   =======      ===     ========

                                                 September 30, 2000
                                      ----------------------------------------
                                                  Gross      Gross
                                      Amortized Unrealized Unrealized Carrying
                                        Cost      Gains      Losses    Value
                                      --------- ---------- ---------- --------
                                               (Dollars in thousands)
  GNMA mortgage-backed securities.... $ 27,486     $167     $  (101)  $ 27,552
  FNMA mortgage-backed securities....    4,539       24        (110)     4,453
  FHLMC mortgage-backed securities...   12,835        8        (167)    12,676
  Collateralized mortgage obligations   75,679       60      (3,284)    72,455
  Mortgage pass-through certificates.    2,592       41          (6)     2,627
                                      --------     ----     -------   --------
     Total........................... $123,131     $300     $(3,668)  $119,763
                                      ========     ====     =======   ========

   Mortgage-backed securities at September 30, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                         Held to Maturity     Available for Sale
-                                      --------------------- --------------------
                                       Carrying              Amortized  Carrying
                                         Value   Fair Value     Cost      Value
                                       --------- ----------- ---------- ---------
                                                 (Dollars in thousands)
Due in one year or less............... $      -- $        -- $    2,264 $   2,296
Due after one year through five years.        --          --        155       159
Due after five years through ten years        --          --      2,465     2,556
Due after ten years...................  194,979      203,864    620,581   632,738
                                       --------- ----------- ---------- ---------
                                       $194,979  $   203,864 $  625,465 $ 637,749
                                       ========= =========== ========== =========

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              September 30, 2001


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

   Gross proceeds on sales of mortgage-backed securities and collateralized mortgage obligations were $283.0 million for the year ended September 30, 2001. Gross realized gains were $1.8 million on sales of mortgage-backed securities and collateralized mortgage obligations during the year ended September 30, 2001. There were no sales of mortgage-backed securities and collateralized mortgage obligations during the years ended September 30, 2000 and 1999.

   During fiscal 2001, BankUnited sold mortgage-backed securities with a carrying value of approximately $21,000 from the held to maturity portfolio. The sale did not call into question BankUnited's intent to hold other securities to maturity because one of the following criteria was met with each sale: (1) BankUnited had collected in excess of 85% of the principal outstanding, or (2) the security was within 90 days of maturity. The net loss on sale of these securities was approximately $1,200.

   At September 30, 2001, GNMA, FNMA and FHLMC mortgage-backed securities with market values of approximately $138.9 million were pledged as collateral for public funds on deposit. At September 30, 2001, investment and mortgage-backed securities with an aggregate carrying value of approximately $297.9 million were pledged as collateral for repurchase agreements.

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

   During fiscal year ended September 30, 2001, BankUnited securitized $200.9 million of residential mortgage loans, $121.9 million of which are loans serviced by others. These loans were securitized with FNMA and FHLMC and transferred into BankUnited's mortgage-backed securities available for sale portfolio, which is carried at fair value. BankUnited subsequently sold $146.2 million of the resulting securities, recognizing gains of $0.7 million. The remaining securities at September 30, 2001 were FNMA's serviced by others and had a carrying value of $48.5 million. BankUnited utilizes current market information for similar products to determine the weighted-average life in years, annual prepayments and discount rates, which are key economic assumptions used in determining fair value of the securities.

   In these securitization transactions, with the exception of loans serviced by others, BankUnited retains servicing responsibilities. BankUnited receives annual servicing fees approximating 0.25% of the outstanding receivable balance. The fair value of servicing assets retained upon the securitization of residential mortgage loans and the sale of the resulting securities during the fiscal year ended September 30, 2001, is $1.3 million.

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              September 30, 2001


   The investors in the securitized assets have no recourse to BankUnited's other assets for failure of debtors to pay when due. BankUnited's retained interests are subordinate to investors' interests. The value of the retained interest is subject to prepayment risk on the transferred financial assets, and the general level of interest rates.

   At September 30, 2001, key economic assumptions and the sensitivity of the current fair value of residual securities to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

                                                       Retained FNMA securities
                                                       ------------------------
                                                        (Dollars in thousands)
 Carrying amount (fair value) of retained securities..         $48,532
 Weighted average life in years.......................             3.7
 Annual prepayment assumption.........................            21.3%
    Impact on fair value of 10 percent adverse change.         $  (142)
    Impact on fair value of 20 percent adverse change.         $  (671)
 Annual cash flow discount rate.......................            5.83%
    Impact on fair value of 10 percent adverse change.         $  (832)
    Impact on fair value of 20 percent adverse change.         $(1,642)

   Credit losses do not affect the valuation due to FNMA's full guarantee to BankUnited for losses on loans collateralizing the securities.

   The sensitivities presented above are hypothetical and are presented for informational purposes only. As the amounts indicate, the fair values due to a variation in any assumption generally cannot be extrapolated because the relationship of the change in any assumption to the change in fair value may not be linear. The effect of a change in a particular assumption on the fair value of the retained securities is calculated without considering the changes in other assumptions. However, changes in one assumption may result in changes in another.

   The following table represents quantitative information about delinquencies, net credit losses, and components of securitized financial assets and other assets managed together with them:

                                                                 Principal
                                                                 Amount of
                                               Total Principal Loans 60 Days
                                                  Amount of    or More Past       Net Credit
                                                    Loans         Due(1)         Losses during
                                               --------------- -------------    the year ended
                                                   At September 30, 2001     September 30, 2001(2)
                                               ----------------------------- ---------------------
                                                  (Dollars in thousands)
    Securitized residential mortgage loans....     $46,747          --                --

--------
(1) Loans 60 days or more past due are based on end of period total loans.
(2) Net credit losses are charge-offs and are based on total loans outstanding.

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              September 30, 2001

(6) Loans Receivable
   Loans receivable (including loans held for sale) consist of the following:

                                                                 As of September 30,
                                                     ------------------------------------------
                                                             2001                    2000
                                                     --------------------    --------------------
                                                                    Percent                 Percent
                                                                       of                      of
                                                       Amount      Total (1)   Amount      Total (1)
                                                     ----------    --------- ----------    ---------
                                                               (Dollars in thousands)
Mortgage loans:
       One-to-four family........................... $3,198,331       85.3%  $3,218,868       87.8%
       Multi-family.................................     20,619        0.5       70,856        1.9
       Commercial real estate.......................    158,451        4.2      155,569        4.2
       Construction.................................    114,790        3.1       38,786        1.1
       Land.........................................     33,620        0.9       34,489        0.9
                                                     ----------      -----   ----------      -----
          Total mortgage loans......................  3,525,811       94.0    3,518,568       95.9
                                                     ----------      -----   ----------      -----
Other loans:
       Commercial...................................    132,438        3.5       83,023        2.3
       Consumer.....................................     84,698        2.3       66,480        1.8
                                                     ----------      -----   ----------      -----
          Total other loans.........................    217,136        5.8      149,503        4.1
                                                     ----------      -----   ----------      -----
          Total loans...............................  3,742,947       99.8    3,668,071      100.0
Unearned discounts, premiums and deferred loan fees,
  net...............................................     22,642       0.6        15,730       0.4
Allowance for loan losses...........................    (15,940)     (0.4)      (13,032)     (0.4)
                                                     ----------      -----   ----------      -----
Loans receivable, net............................... $3,749,649     100.0%   $3,670,769     100.0%
                                                     ==========      =====   ==========      =====

--------
   (1) Percent of total is calculated using loans receivable, net in the denominator.

   Of the total loan portfolio of $3.7 billion at September 30, 2001, approximately $2.2 billion, or 59.5%, represented loans secured by properties in Florida and $0.3 billion, or 8.1%, represented loans secured by properties in California. No other state represented more than 5% of BankUnited's loan portfolio.

   At September 30, 2001, the Bank had pledged approximately $2.0 billion of mortgage loans as collateral for advances from the Federal Home Loan Bank of Atlanta.

   Changes in the allowance for loan losses are as follows:

                                                    For Years Ended September 30,
                                                    ----------------------------
                                                      2001        2000     1999
                                                    -------     -------  -------
                                                       (Dollars in thousands)
  Balance at beginning of the period............... $13,032     $12,107  $ 6,128
     Provision.....................................   7,100       4,645    7,939
     Loan charge-off...............................  (4,257)     (3,859)  (2,048)
     Recoveries....................................      65         139       88
                                                    -------     -------  -------
     Balance at end of period...................... $15,940     $13,032  $12,107
                                                    =======     =======  =======

   As of September 30, 2001, and 2000 BankUnited had non-accrual loans of $27.4 million, and $19.8 million, respectively. For the years ended September 30, 2001, 2000 and 1999 the average amounts of non-accrual loans were $24.7 million, $18.4 million, and $20.7 million, respectively. Gross interest income that would have been recorded on non-accrual loans had they been current in accordance with original terms was $1.3 million, $1.1 million, and $1.3 million, for the years ended September 30, 2001, 2000, and 1999, respectively. The

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              September 30, 2001

amount of interest income on such non-accrual loans included in operations, prior to their non-accrual status, for the years ended September 30, 2001, 2000 and 1999 was $0.9 million, $0.7 million, and $0.5 million, respectively. No income is recognized on loans while in non-accrual status.

   The following table sets forth information concerning specific impaired loans:

                         As of September 30, 2001 As of September 30, 2000
                         ------------------------ ------------------------
                          No.           Allowance  No.           Allowance
                          of   Carrying for loan   of   Carrying for loan
                         loans  amount   losses   loans  amount   losses
                         ----- -------- --------- ----- -------- ---------
                          (Dollars in thousands)   (Dollars in thousands)
     Land...............   1    $  469   $  469     1    $  999   $  749
     Commercial business  59     7,872    3,387     8       517      517
                          --    ------   ------     -    ------   ------
                          60    $8,341   $3,856     9    $1,516   $1,266
                          ==    ======   ======     =    ======   ======

(7) Other interest earning assets
   Other interest earning assets include FHLB stock and an equity investment in the Community Reinvestment Group of $75.5 million and $105,000 as of September 30, 2001 and $62.6 million and $105,000, respectively as of September 30, 2000.

(8) Office Properties and Equipment
   Office properties and equipment are summarized as follows:

                                                            As of September 30,
                                                           ---------------------
                                                              2001        2000
                                                            --------    -------
                                                           (Dollars in thousands
 Office buildings......................................... $  2,694     $ 2,642
 Leasehold improvements...................................    9,577       9,025
 Furniture, fixtures and equipment........................   10,350       9,431
 Computer equipment and software..........................    6,360       4,947
                                                            --------    -------
    Total.................................................   28,981      26,045
 Less: accumulated depreciation...........................  (12,927)     (9,887)
                                                            --------    -------
 Office properties and equipment, net..................... $ 16,054     $16,158
                                                            ========    =======

   Depreciation expense was $3.1 million, $3.0 million, and $2.4 million, for the years ended September 30, 2001, 2000 and 1999, respectively.

   BankUnited has entered into non-cancelable leases with approximate minimum future rentals as follows:

Years Ending September 30,                                       Amount
--------------------------                               ----------------------
                                                         (Dollars in thousands)
2002....................................................      $ 4,934,834
2003....................................................        4,639,463
2004....................................................        3,916,589
2005....................................................        3,348,202
2006....................................................        3,331,839
Thereafter..............................................       10,923,043
                                                              -----------
   Total................................................      $31,093,970
                                                              ===========

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              September 30, 2001


   Rent expense for the years ended September 30, 2001, 2000, and 1999 was $4.0 million, $3.5 million, and $3.2 million, respectively. For the years ended September 30, 2000 and 1999, rent expense was net of sublease income of approximately $22,300 and $0.3 million, respectively (none for the year ended September 30, 2001).

(9) Deposits

   The following table sets forth information concerning BankUnited's deposits by account type and the weighted average nominal rates at which interest is paid thereon as of the dates indicated:

                                                        As of September 30,
                                                 --------------------------------
                                                       2001             2000
                                                 ---------------  ---------------
                                                   Amount   Rate    Amount   Rate
                                                 ---------- ----  ---------- ----
                                                      (Dollars in thousands)
Passbook accounts............................... $  596,534 3.64% $  324,894 4.86%
                                                 ----------       ----------
Checking:
   Non-interest-bearing.........................     89,726   --      72,253   --
   NOW accounts.................................    128,576 1.97%    116,032 2.73%
   Insured money market.........................     92,975 3.01%     90,531 4.79%
                                                 ----------       ----------
       Total checking accounts..................    311,277          278,816
                                                 ----------       ----------
       Total passbook and checking accounts.....    907,811          603,710
                                                 ----------       ----------
Certificates of deposit:
   Less than 3-month certificates of deposit....      2,258 3.31%      1,128 3.83%
   3-5-month certificates of deposit............    211,672 4.16%     19,547 5.66%
   6-11-month certificates of deposit...........    243,324 4.76%    410,480 6.34%
   12-month or more certificates of deposit.....  1,015,080 5.64%  1,293,373 6.23%
   Public funds.................................    273,000 6.31%    281,300 6.02%
                                                 ----------       ----------
       Total certificates of deposit............  1,745,334        2,005,828
                                                 ----------       ----------
          Total................................. $2,653,145       $2,609,538
                                                 ==========       ==========
Weighted average rate...........................            4.60%            5.67%
                                                            ====             ====

   Deposit accounts with balances of $100,000 or more totaled approximately $1.0 billion and $821.3 million at September 30, 2001 and 2000, respectively. Included in balances of $100,000 or more are $273.0 million in public funds at September 30, 2001 and $281.3 million in public funds at September 30, 2000.

   At September 30, 2001, 2000 and 1999, there were overdrafts of approximately $405,000, $606,000 and $551,000, respectively.

   Interest expense on deposits for the years ended September 30, 2001, 2000 and 1999 was as follows:

                                                          September 30,
                                                    --------------------------
                                                      2001     2000     1999
                                                    -------- -------- --------
                                                      (Dollars in thousands)
NOW and insured money market deposits.............. $  7,277 $  6,777 $  7,820
Passbook accounts..................................   19,349   16,825   16,010
Certificates of deposit............................  116,508  103,027   82,825
                                                    -------- -------- --------
                                                    $143,134 $126,629 $106,655
                                                    ======== ======== ========

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              September 30, 2001


   The amounts and scheduled maturities of certificate accounts at September 30, are as follows:

Year Ending September 30,                                       Amount
-------------------------                               ----------------------
                                                        (Dollars in thousands)
2002...................................................       $1,263,813
2003...................................................          333,483
2004...................................................          131,176
2005...................................................           12,409
2006...................................................            4,353
Thereafter.............................................              100
                                                              ----------
   Total...............................................       $1,745,334
                                                              ==========

   Early withdrawal penalties on deposits are recognized as a reduction of interest on deposits. For the years ended September 30, 2001, 2000 and 1999, early withdrawal penalties totaled $301,000, $336,000 and $221,000, respectively.

(10) Securities Sold under Agreements to Repurchase

   Interest expense on securities sold under an agreement to repurchase aggregated $4.9 million, $0.9 million and $1.4 million for the years ended September 30, 2001, 2000 and 1999, respectively.

   The following sets forth information concerning repurchase agreements for the periods indicated:

                                                          As of and for the Years Ended
                                                                  September 30,
                                                          ----------------------------
                                                            2001        2000    1999
                                                          --------    -------  -------
                                                             (Dollars in thousands)
Maximum amount of outstanding agreements at any month end
  during the period...................................... $316,738    $30,806  $96,862
Average amount outstanding during the period............. $112,062    $10,621  $25,311
Weighted average interest rate for the period............     4.40%      8.23%    5.46%

   All except $50.0 million of the $283.1 million of repurchase agreements outstanding at September 30, 2001 mature in October 2001. The remaining $50.0 million of repurchase agreements outstanding at September 30, 2001 mature in November 2001. At September 30, 2001, 2000 and 1999, BankUnited had $297.9 million, $11.1 million and $34.4 million, respectively, of investment and mortgage-backed securities pledged under repurchase agreements.

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              September 30, 2001


(11) Advances from Federal Home Loan Bank

   Advances from the Federal Home Loan Bank of Atlanta incur interest and have contractual repayments as follows:

                                                             September 30,
                                                         ----------------------
Repayable During Year Ending September 30, Interest Rate   2001(6)      2000
------------------------------------------ ------------- ----------  ----------
                                                         (Dollars in thousands)
               2001....................... 5.54% - 6.94% $       --  $  365,000
               2002....................... 3.59% - 7.33%    360,000      25,000
               2003....................... 4.26% - 7.24%    175,000      75,000
               2004....................... 4.49% - 7.17%    180,000      55,000
               2005....................... 7.43%            100,000     100,000
               2006....................... 6.65%              1,403       1,426
               2008(4).................... 5.50%             25,000      25,000
               2009(1).................... 4.43% - 5.48%    125,000     125,000
               2010(2),(3)................ 5.44% - 6.94%    480,000     480,000
               2011(5).................... 4.70% - 5.67%     64,000          --
                                                         ----------  ----------
   Total.............................................   $1,510,403  $1,251,426
                                                         ==========  ==========

--------
(1) Advances for $125 million are callable by the FHLB in 2002.
(2) Advances for $105 million are callable by the FHLB in 2002 and $125 million are callable by FHLB in 2003.
(3) Knock-out convertible advances for $250 million convertable by the FHLB in 2001 were never converted.
(4) Advances for $25 million are callable by FHLB in 2003.
(5) Advances for $45 million are callable by the FHLB in 2003 and $19 million are callable by the FHLB in 2004.
(6) The contractual repayments at September 30, 2001 above do not reflect fair value adjustments made in accordance with FAS No. 133 which are reflected in the Consolidated Statement of Financial Condition.

   The terms of a security agreement with the FHLB of Atlanta include a specific assignment of collateral that requires the maintenance of qualifying first mortgage loans as pledged collateral with unpaid principal amounts at least equal to 100% of the FHLB advances, when discounted at 85% of the unpaid principal balance. The FHLB of Atlanta stock, which is recorded at cost of $75.5 million, is also pledged as collateral for these advances.

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

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              September 30, 2001

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

   BankUnited Capital holds $61.8 million of Junior Subordinated Debentures which pay a preferential cumulative cash distribution at an annual rate of 10.25% and mature December 31, 2026. BankUnited Capital II holds $47.6 million of Junior Subordinated Debentures which pay a preferential cumulative cash distribution at an annual rate of 9.60% and mature on June 30, 2027. BankUnited Capital III holds $102.9 million of Junior Subordinated Debentures which pay a preferential cumulative cash distribution at an annual rate of 9% and mature March 31, 2028. In conjunction with the purchase and extinguishments of trust preferred securities, Junior Subordinated Debentures totaling $14.9 million were also extinguished.

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

   BankUnited purchased 8,800 shares of Trust Preferred Securities at a cost of $7.1 million during the year ended September 30, 2001. As a result of the early extinguishment of the Trust Preferred Securities which were acquired, the purchases resulted in extraordinary gains of $0.8 million, net of $0.5 million in taxes, for the year ended September 30, 2001.

(14) Regulatory Capital

   The Bank's required, actual and excess regulatory capital levels as of September 30, 2001 and 2000 are as follows:

                                             Regulatory Capital
                         ----------------------------------------------------------
                              Required             Actual              Excess
                         ------------------  ------------------  ------------------
                           2001      2000      2001      2000      2001      2000
                         --------  --------  --------  --------  --------  --------
                                           (Dollars in thousands)
Core capital............ $154,858  $134,512  $367,604  $335,761  $212,746  $201,249
                             3.00%     3.00%     7.12%     7.49%     4.12%     4.49%
Risk based capital...... $208,053  $187,794  $381,160  $348,283  $173,107  $160,489
                             8.00%     8.00%    14.66%    14.84%     6.66%     6.84%

   Under the Office of Thrift Supervision (OTS) regulations adopted to implement the "prompt corrective action" provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA"), a "well capitalized" institution must have a risk-based capital ratio of 10%, a core capital ratio of 5% and a Tier 1 risk-based capital ratio of 6%. (The "Tier 1 risk-based capital" ratio is the ratio of core capital to risk-weighted assets.) The Bank is a well capitalized institution under the definitions as adopted. Regulatory capital and net

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              September 30, 2001

income amounts as of and for the years ended September 30, 2001, 2000 and 1999 did not differ from regulatory capital and net income amounts reported to the OTS.

   Payment of dividends by the Bank is limited by federal regulations, which provide for certain levels of permissible dividend payments depending on the Bank's regulatory capital and other relevant factors.

(15) Stockholders' Equity

   BankUnited has the following capital structure:

   Preferred Stock--Issued in series with rights and preferences to be designated by the Board of Directors. As of September 30, 2001, 10,000,000 shares of Preferred Stock were authorized, of which 7,152,883 shares were not designated to a particular series.

Noncumulative Convertible Preferred Stock, Series B:

   Authorized shares--1,000,000 shares as of September 30, 2001 and September 30, 2000.

   Issued and outstanding shares--355,821 as of September 30, 2001 and 295,821 as of September 30, 2000.

   Dividends--noncumulative cash dividends payable quarterly in cash or shares of Class A Common Stock at the option of the holder, at the fixed annual rate of $0.55 per share beginning October 1, 1997 and $0.7375 per share prior to that date.

   Preference on liquidation--voluntary liquidation at the applicable redemption price per share and involuntary liquidation at $7.375 per share.

   Redemption--Not redeemable until October 1, 2007 or later unless earlier redemption is approved by the holders of at least 50 percent of the Series B Preferred shares.

   Voting rights--two-and-one-half votes per share.

   Convertibility--convertible into 1.4959 shares (adjusted for all stock dividends) of Class B Common Stock for each share of Noncumulative Convertible Preferred Stock, Series B, surrendered for conversion, subject to adjustment on the occurrence of certain events.

   Issuances--During fiscal year ended September 30, 2001, 60,000 shares were issued pursuant to the exercise of options. During the fiscal year ended September 30, 2000, no Series B Preferred Stock was issued.

9% Noncumulative Perpetual Preferred Stock:

   Authorized shares--1,847,117 shares as of September 30, 2001 and 2000.

   Issued--697,117 as of September 30, 2000 (none at September 30, 2001).

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              September 30, 2001

   Outstanding--696,117 as of September 30, 2000 (none at September 30, 2001).

   Dividends--non-cumulative cash dividends payable quarterly at the fixed annual rate of $0.90 per share.

   Preference on liquidation--voluntary liquidation at the applicable redemption price per share and involuntary liquidation at $10.00 per share.

   Redemption--at the option of BankUnited at a redemption price of $10.00 per share. For fiscal year ended September 30, 2001 BankUnited redeemed all of its outstanding shares of its 9% Noncumulative Perpetual Preferred Stock at a price of $10.00 per share.

   Voting rights--nonvoting, except under certain circumstances.

   Issuances--For fiscal year ended September 30, 2000 BankUnited acquired
     1,000 shares of its 9% Noncumulative Perpetual Preferred Stock at a price of $7.25 per share recorded at cost as Treasury Stock. There were no issuance of shares during fiscal years ended September 30, 2001 and 1999.

Class A Common Stock

   Issued in series with rights and preferences to be designated by the Board of Directors. As of September 30, 2001 and 2000, 30,000,000 shares of Class A Common Stock were authorized, of which all shares were designated to a series.

Series I Class A Common Stock:

   Authorized shares--30,000,000 at September 30, 2001 and 2000.

   Issued--24,871,219 shares as of September 30, 2001 and 18,093,575 shares as of September 30, 2000.

   Outstanding--24,538,219 shares as of September 30, 2001 and 17,760,575 shares as of September 30, 2000.

   Dividends--as declared by the Board in the case of a dividend on the Class A Common Stock alone or not less than 110% of the amount per share of any dividend declared on the Class B Common Stock.

   Voting rights--one tenth of one vote per share.

   Issuances--During the fiscal year ended September 30, 2001, BankUnited issued 6,555,000 shares in an additional stock offering, 222,406 shares with the exercise of options, awards, and issuances to directors and officers of BankUnited, and 238 shares upon the conversion of Class B Common Stock into Class A Common Stock.

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

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              September 30, 2001

Class B Common Stock:

   Authorized shares--3,000,000 at September 30, 2001 and 2000.

   Issued and outstanding--505,669 shares as of September 30, 2001 and 446,262 shares as of September 30, 2000.

   Dividends--as declared by the Board of Directors.

   Voting rights--one vote per share.

   Convertibility--convertible into one share of Class A Common Stock for each share of Class B Common Stock surrendered for conversion, subject to adjustment on the occurrence of certain events.

   Issuances--During the fiscal year ended September 30, 2001, BankUnited issued 59,645 shares in connection with the exercise of stock options and 238 shares of Class B Common Stock were converted into Class A Common Stock.

   During the fiscal year ended September 30, 2000, BankUnited issued 8,000 shares in connection with the exercise of stock options and 20,205 shares of Class B Common Stock were converted into Class A Common Stock.

(16) Stock Bonus Plan, Option Agreements and Other Benefit Plans

   BankUnited maintains the 1992 Stock Bonus Plan whereby it is authorized to issue up to 125,000 shares of Class A and Class B Common Stock to provide long-term incentives and rewards to officers, directors and employees of BankUnited. As of September 30, 2001, 72,042 shares of Class A Common Stock and 54,779 shares of Class B Common Stock had been issued under the 1992 Stock Bonus Plan. As of September 30, 2001, there were 21,637 shares available for grant under the 1992 Stock Bonus Plan, due to stock awards which had been forfeited by officers and employees who terminated service with BankUnited prior to full vesting of such awards.

   BankUnited also maintains a non-statutory stock option plan under which options for up to 825,000 shares of Class A and Class B Common Stock have been granted. As of September 30, 2001, 15,952 shares were available for the grant of options under this plan due to stock awards, that had been forfeited by officers and employees who terminated service with BankUnited prior to full vesting of such awards, and 304,817 options had been exercised.

   BankUnited also maintains the 1994 Incentive Stock Option Plan ("1994 plan") under which options for up to 250,000 shares of Class A and Class B Common Stock have been granted. As of September 30, 2001, 95,819 shares were available for the grant of options under this plan, due to options, that have been forfeited by officers and employees who terminated service with BankUnited prior to full vesting of these options, and options for 46,410 shares had been exercised.

   In October 1994, BankUnited's Board of Directors approved several non-qualified stock option agreements (the "Agreements") under which options to purchase shares of Class B Common Stock were granted at the fair market price of the Class B Common Stock on the date of the grant. The terms of the agreements, which originally expired on October 23, 1994, were extended pursuant to Stockholders' approval to October 23, 1999.

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              September 30, 2001

As of September 30, 1999, all options granted pursuant to the Agreements had been exercised at the exercise price of $4.64 per share.

   BankUnited maintains the 1996 Incentive Compensation and Stock Award Plan ("1996 plan"). Under the 1996 plan, the Compensation Committee of the Board of Directors may grant options to purchase, or may issue in connection with stock awards, stock bonuses and restricted stock, up to (as amended in January 2001) 3,150,000 shares of Class A and Class B Common Stock and up to 650,000 shares of Series B Preferred. Since inception to September 30, 2001, options to purchase 2,422,969 shares of Class A Common Stock, 312,500 shares of Class B Common Stock and 497,000 shares of Series B Preferred Stock have been granted. Officers and employees who terminated service with BankUnited prior to full vesting of these options have forfeited options for 605,585 shares of Class A Common Stock. Under the 1996 plan, 95,346 shares of Class A Common stock and 100,000 shares of Series B Preferred have been exercised.

   In addition, under the 1996 Special Awards Program, 266,277 shares of Common A Stock, 3,000 shares of Common B Stock and 47,003 of Series B Preferred Stock have been issued pursuant to other awards under the Plan of which 15,130 shares of class A Common Stock had been forfeited by officers and employees who terminated service with BankUnited prior to the full vesting of these awards. As of September 30, 2001, 765,969 shares of Class A and Class B Common Stock and 105,997 shares of Series B Preferred Stock were available for grant under this plan.

   Options granted under BankUnited's stock option plans expire ten years after the date of grant and are exercisable at the fair market value of the stock on the date of grant. The vesting and exercisability of options granted under the 1994 Incentive Stock Option Plan and the 1996 Incentive Compensation and Stock Award Plan is determined by the Compensation Committee of BankUnited's Board of Directors at the time of the grant, and an option may be immediately vested and exercisable or become so over a period of years. If an option vests over a period of years, it is subject to forfeiture as to any portion which is not exercisable upon termination of employment.

   The following table presents additional data concerning BankUnited's outstanding stock options:

                                         Number of   Option Price   Aggregate
                                          Shares      per Share    Option Price
                                         ---------  -------------- ------------
 Options outstanding, September 30, 1998 2,025,315  $3.11 - $13.91 $16,770,736
 Options granted........................   796,534   6.56 -  13.18   6,872,153
 Options exercised......................  (321,959)  3.11 -  10.85  (1,808,462)
 Options expired........................  (209,365)  5.73 -   8.00  (1,517,153)
 Reduction of option price(1)...........        --   7.28 -  13.91  (2,404,174)
                                         ---------  -------------- -----------
 Options outstanding, September 30, 1999 2,290,525   3.11 -  13.18  17,913,100
 Options granted........................   668,610   6.13 -   8.63   5,613,991
 Options exercised......................   (26,020)  3.75 -   6.60    (127,394)
 Options expired........................  (338,717)  3.32 -  11.00  (2,611,064)
                                         ---------  -------------- -----------
 Options outstanding, September 30, 2000 2,594,398   3.11 -  13.18  20,788,633
 Options granted........................   728,818   6.75 -  14.85   6,531,415
 Options exercised......................  (167,458)  3.11 -  10.85  (1,156,731)
 Options expired........................   (73,291)  3.11 -  13.11    (598,142)
                                         ---------  -------------- -----------
 Options outstanding, September 30, 2001 3,082,467  $3.23 - $14.85 $25,565,175
                                         =========  ============== ===========

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              September 30, 2001

--------
(1) On October 14, 1998, BankUnited repriced options to purchase Class A Common Stock, Class B Common Stock and Series B Preferred Stock which had exercise prices which exceeded the fair market value of the underlying stock on that date. As a result of this repricing the exercise price of options to purchase 456,368 shares of Class A Common Stock and 595,800 shares of Class B Common Stock was reduced to $7.25 per share, and the exercise price of options to purchase 315,000 shares of Series B Preferred Stock was reduced to $10.8452 per share.

   Summarized below is information about stock options outstanding and exercisable at September 30, 2001.

                                Outstanding            Exercisable
                         -------------------------- ------------------
          Exercise Price Number of Average Average  Number of Average
              Range       Shares   Life(1) Price(2)  Shares   Price(2)
          -------------- --------- ------- -------- --------- --------
           3.23 - 4.16      38,320   0.3    $ 3.55     38,320  $ 3.55
           4.95 - 7.28.. 1,306,549   5.0    $ 6.96  1,160,457  $ 6.94
           7.44 - 11.00. 1,533,048   8.0    $ 8.82    562,094  $10.03
          12.15 - 14.85.   204,550   9.5    $13.81     67,550  $13.27

                         ---------                  ---------
                         3,082,467                  1,828,421
                         =========                  =========

--------
(1) Weighted average contractual life remaining in years.
(2) Weighted average exercise price.

   BankUnited has adopted SFAS No. 123, "Accounting for Stock-Based Compensation" and as permitted by SFAS No. 123, BankUnited continues to follow the measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, does not recognize compensation expense for its stock-based incentive plans. Had compensation cost for BankUnited's stock-based incentive compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methodology prescribed by SFAS No. 123, BankUnited's net income (loss) and earnings (loss) per share for fiscal 2001, 2000 and 1999 would have been reduced to the pro forma amounts indicated below:

                                   For the Years Ended September 30,
                                   --------------------------------
                                      2001        2000       1999
                                    -------     -------    -------
                                   (Dollars in thousands, except per
                                            share amounts)
Net income (loss):
   As Reported.................... $18,447     $14,974    $(4,367)
   Pro Forma...................... $17,590     $14,301    $(5,935)
Basic earnings (loss) per share:
   As Reported.................... $  0.91     $  0.82    $ (0.24)
   Pro Forma...................... $  0.87     $  0.78    $ (0.32)
Diluted earnings (loss) per share:
   As Reported.................... $  0.87     $  0.81    $ (0.24)
   Pro Forma...................... $  0.83     $  0.77    $ (0.32)

   The pro forma results of operations reported above are not likely to be representative of the effects on reported income of future years due to vesting arrangements and additional option grants.

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              September 30, 2001


   The fair value of each option has been estimated on the date of the grant using the Black Scholes option pricing model, with the following historical weighted average assumptions applied to grants in fiscal 2001, 2000 and 1999:

                         For the Years Ended
                            September 30,
                         ------------------
                         2001   2000  1999
                         ----   ----  -----
Dividend yields.........   --     --     --
Expected volatility..... 38.0%  38.0% 40.00%
Risk-free interest rates 5.62%  6.21%  4.76%
Expected life (in years) 7.00   7.00   6.96

   Based upon the above assumptions, the weighted average fair value of options granted during the years ended September 2001, 2000 and 1999 was $2,299,708, $2,917,000 and $3,993,000, respectively.

   On September 7, 1999, the trustee of the 401(k) Plan and the trustees of the Profit Sharing Plan approved a merger and transfer agreement between the plans effective September 30, 1999. Under the terms of this agreement, the net assets of the Profit Sharing Plan were transferred and assigned to the 401(k) Plan as of September 30, 1999. The 401(k) Plan was then renamed the BankUnited 401(k) Profit Sharing Plan (the "Plan"). Under the terms of the combined plan, eligible employees are permitted to contribute up to 15% of their annual salary to the Plan. BankUnited currently makes quarterly matching contributions at a rate of 75% of employee contributions, up to a maximum of 6% of an employees' salary, in BankUnited's Class A Common Stock. Employees are eligible to participate in the plan after six months of service and begin vesting in BankUnited's contribution after two years of service at the rate of 25% per year up to 100%. For fiscal 2001 and 2000, the Bank made total matching contributions of approximately $529,000 and $371,000, respectively.

   Prior to September 7, 1999, BankUnited had a 401(k) savings plan (the "401(k) Plan") and a separate Profit Sharing Plan. For the year ended September 30, 1999, BankUnited made total matching contributions of approximately $159,500.

(17) Income Taxes

   The components of the provision (benefit) for income taxes for the years ended September 30, 2001, 2000 and 1999 are as follows:

                 For the Years Ended September 30,
                 --------------------------------
                    2001         2000      1999
                  -------      -------    -------
                      (Dollars in thousands)
Current-federal. $11,534      $ 8,538    $   192
Current-state...   1,154          842          7
Deferred-federal  (1,503)         796     (1,941)
Deferred-state..     (79)          71       (161)
                  -------      -------    -------
   Total........ $11,106      $10,247    $(1,903)
                  =======      =======    =======

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              September 30, 2001


   BankUnited's effective tax (benefit) rate differs from the statutory federal income tax (benefit) rate as follows:

                                                  Years Ended September 30,
                                         ------------------------------------------
                                             2001          2000            1999
                                         ------------  ------------  --------------
                                         Amount   %    Amount   %    Amount     %
                                         ------- ----  ------- ----  -------  -----
                                                    (Dollars in thousands)
Tax (benefit) at federal income tax rate $10,283 35.0% $ 8,776 35.0% $(1,868) (34.0)%
Increase resulting from:
 State tax..............................     699  2.4%     594  2.4%    (192)  (3.5)
 Other, net.............................     124  0.4%     877  3.5%     157    2.9
                                         ------- ----  ------- ----  -------  -----
   Total................................ $11,106 37.8% $10,247 40.9% $(1,903) (34.6)%
                                         ======= ====  ======= ====  =======  =====

   The tax effects of significant temporary differences included in the deferred tax asset as of September 30, 2001 and 2000 were:

                                                                                September 30,
                                                                            ----------------------
                                                                               2001        2000
                                                                              ------      ------
                                                                            (Dollars in thousands)
Deferred tax asset:
   Non-accrual interest.................................................... $  680      $  650
   Loan loss and other reserves............................................  6,168       5,041
   Fixed assets............................................................     --          14
   Unrealized holding losses on securities available for sale..............     --       2,624
   Unrealized holding losses on securities transferred to held to maturity.    770         856
   Loan fees...............................................................     --          81
   Other...................................................................    106         316
                                                                              ------      ------
       Gross deferred tax asset............................................  7,724       9,582
                                                                              ------      ------
Deferred tax liability:
   FHLB stock dividends....................................................     30          31
   Deferrals and amortizations.............................................  1,356       1,349
   Fixed assets............................................................    363          --
   Unrealized holding gain on securities available for sale................  4,333          --
   Other...................................................................     --       1,099
                                                                              ------      ------
       Gross deferred tax liability........................................  6,082       2,479
                                                                              ------      ------
       Net deferred tax asset.............................................. $1,642      $7,103
                                                                              ======      ======

   At September 30, 2001, BankUnited had $409,000 in tax bad debt reserves originating before December 31, 1987 for which deferred taxes have not been provided. The amount becomes taxable under the Internal Revenue Code upon the occurrence of certain events, including certain non-dividend distributions. BankUnited does not anticipate any actions that would ultimately result in the recapture of this amount for income tax purposes.

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              September 30, 2001


   The components of deferred income tax (benefit) provision relate to the following:

                                              Years Ended September 30,
                                              ------------------------
                                               2001     2000    1999
                                              -------  ------  -------
                                               (Dollars in thousands)
         Differences in book/tax depreciation $   377  $ (584) $   702
         Delinquent interest.................     (30)    (33)    (292)
         FHLB stock dividends................      (1)     (3)     (72)
         Loan fees...........................      81     (81)      --
         Loan loss and other reserves........  (1,127)   (286)  (3,044)
         Deferrals and amortization..........       7    (480)     610
         Purchase accounting and other.......    (889)  2,334       (6)
                                              -------  ------  -------
            Total deferred taxes............. $(1,582) $  867  $(2,102)
                                              =======  ======  =======

(18) Commitments and Contingencies

   In the normal course of business, BankUnited enters into instruments that are not recorded in the consolidated financial statements, but are required to meet the financing needs of its customers. These financial instruments include commitments to extend credit, purchase whole loans and securities, standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. The contract or notional amounts of those instruments reflect the extent of involvement BankUnited has in particular classes of financial instruments.

   BankUnited's exposure to credit loss in the event of nonperformance by the other party on the financial instrument is represented by the contractual amount and collateral value, if any, of those instruments.

   Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Total commitments to extend credit at September 30, 2001 were as follows:

                                   September 30, 2001
                                ------------------------
                                 Fixed  Variable
                                 Rate     Rate    Total
                                ------- -------- -------
                                 (Dollars in thousands)
Commitments to fund loans...... $ 1,875 $81,746  $83,621
Domestic letters of credit.....  13,011      --   13,011
International letters of credit     446      --      446
                                ------- -------  -------
   Total....................... $15,332 $81,746  $97,078
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

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              September 30, 2001


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

   The following table sets forth information concerning the interest rate cap contracts:

   Notional Amount        Index    Cap Rate Termination Date
   ---------------     ----------- -------- ----------------
(Dollars in thousands)
       $100,000         5-Year CMT   7.50%   March 23, 2002
        100,000        10-Year CMT   7.25%   March 23, 2002
        100,000         5-Year CMS   8.85%   March 23, 2003
        400,000        10-Year CMS   9.35%   March 23, 2003
        100,000        10-Year CMS   8.85%   March 23, 2003
       --------
       $800,000
       ========

   BankUnited entered into these contracts for the purpose of hedging a portion of BankUnited's interest rate risk against rising interest rates on certain borrowings from the Federal Home Loan Bank. As of September 30, 2001, the 5-Year CMT rate was 3.79%, the 10-Year CMT rate was 4.58%, the 5-Year CMS rate was 4.54% and the 10-Year CMS rate was 5.25%.

   The following table provides additional information regarding the interest rate caps contracts:

                                                                         As of
                                                                   September 30, 2001
                                                                 ----------------------
                                                                 (Dollars in thousands)
Aggregate notional amount.......................................        $800,000
Aggregate fair value............................................        $     26

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

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              September 30, 2001


(19) Related Party Transactions

   BankUnited employs the services of a law firm, of which BankUnited's Chairman of the Board and Chief Executive Office is senior managing director and of which another director of BankUnited is managing director. For the years ended September 30, 2001, 2000 and 1999, total fees, a portion of which were capitalized, paid to this law firm totaled approximately $2.1 million, $2.5 million and $2.5 million, respectively.

   BankUnited employs the services of an insurance agency, of which a director of BankUnited is a senior vice president. For the years ended September 30, 2001, 2000 and 1999, total premiums paid to this agency totaled approximately $543,000, $523,000 and $428,000, respectively. Commissions are less than 15% of the premiums paid. The spouse of the same director is president and owner of an insurance agency, which received approximately $60,966 and $46,300 in commissions on premium paid for health and dental insurance policies obtained by BankUnited through that agency for the years ended September 30, 2001 and 2000, respectively, none in 1999.

   In fiscal 1997, BankUnited leased property for a new branch, which is 25% owned by BankUnited's Chairman of the Board. The lease expires in June 2009. The annual rent for the property is approximately $131,000. Lease terms are comparable to those prevailing in the area for similar transactions involving non-affiliated parties at the time the lease was signed.

   At September 30, 2001, one of the board of directors had an outstanding loan balance with BankUnited of approximately $145,210, none outstanding as of September 30, 2000.

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              September 30, 2001


(20) BankUnited Financial Corporation

   The following summarizes the major categories of BankUnited's (parent company only) financial statements:

  Condensed Statements of Financial Condition

                                                                                   As of September 30,
                                                                                  ---------------------
                                                                                     2001       2000
                                                                                   --------   --------
                                                                                  (Dollars in thousands
Assets:
   Cash.......................................................................... $ 55,441    $    228
   FHLB overnight deposits.......................................................      415       7,579
   Tax certificates..............................................................      282         632
   Investments, net (market value of approximately $60 at September 30, 2001 and
     2000).......................................................................       60          60
   Investments available for sale, at market.....................................   20,896      16,039
   Mortgage-backed securities available for sale, at market......................   10,723      11,261
   Accrued interest receivable...................................................      828         939
   Investment in the Bank........................................................  402,799     362,827
   Investment in subsidiaries....................................................    8,218       8,385
   Other assets..................................................................   14,267      20,381
                                                                                   --------   --------
       Total assets.............................................................. $513,929    $428,331
                                                                                   ========   ========
Liabilities and Capital:
   Liabilities................................................................... $  1,151    $  4,611
   Junior subordinated deferrable interest debentures............................  212,332     221,133
                                                                                   --------   --------
       Total liabilities.........................................................  213,483     225,744
                                                                                   --------   --------
Stockholders' equity:
   Preferred stock...............................................................        4          10
   Common stock..................................................................      254         185
   Paid-in capital...............................................................  249,788     181,692
   Retained earnings.............................................................   47,502      29,055
   Treasury stock................................................................   (2,794)     (2,801)
   Accumulated other comprehensive income (loss), net of tax.....................    5,692      (5,554)
                                                                                   --------   --------
       Total stockholders' equity................................................  300,446     202,587
                                                                                   --------   --------
       Total liabilities and stockholders' equity................................ $513,929    $428,331
                                                                                   ========   ========

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              September 30, 2001


  Condensed Statements of Operations

                                                                                    For the Years Ended
                                                                                       September 30,
                                                                                --------------------------
                                                                                 2001     2000      1999
                                                                                -------  -------  --------
                                                                                  (Dollars in thousands)
Interest income................................................................ $ 4,534  $ 4,225  $  4,563
Interest expense...............................................................  21,967   22,121    21,990
Equity income of the subsidiaries..............................................  30,078   26,858     9,036
Operating expenses.............................................................   1,762    1,665     2,943
                                                                                -------  -------  --------
Income (loss) before income taxes, extraordinary item and preferred stock
  dividends....................................................................  10,883    7,297   (11,334)
Income tax benefit.............................................................  (7,390)  (7,531)   (7,740)
                                                                                -------  -------  --------
Net income (loss) before extraordinary item and preferred stock dividends......  18,273   14,828    (3,594)
Extraordinary item (net of tax of $514 and $586 in 2001 and 2000, respectively)     823      936        --
                                                                                -------  -------  --------
Net income (loss) before preferred stock dividends.............................  19,096   15,764    (3,594)
Preferred stock dividends......................................................     649      790       773
                                                                                -------  -------  --------
Net income (loss) after preferred stock dividends.............................. $18,447  $14,974  $ (4,367)
                                                                                =======  =======  ========

  Condensed Schedule of Other Comprehensive Income (Loss)

                                                                                       For the Years Ended
                                                                                          September 30,
                                                                                    ------------------------
                                                                                     2001    2000     1999
                                                                                    ------- -------  -------
                                                                                     (Dollars in thousands)
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising during the period, net of tax expense
  (benefit) of $6,889, $(1,185) and $(3,567) for 2001, 2000 and 1999,
  respectively..................................................................... $11,004 $(1,893) $(5,698)
Less reclassification adjustment for:
Amortization of unrealized losses on transferred securities, net of tax expense of
  $86, $80, and $19 for 2001, 2000 and 1999, respectively..........................     138     129       31
Realized gains on securities sold included in net income, net of tax expense of $64     104      --       --
                                                                                    ------- -------  -------
   Total other comprehensive income (loss), net of tax............................. $11,246 $(1,764) $(5,667)
                                                                                    ======= =======  =======

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              September 30, 2001


  Condensed Statements of Cash Flows

                                                                         For the Years Ended September 30,
                                                                         --------------------------------
                                                                            2001         2000      1999
                                                                          --------     --------  --------
                                                                              (Dollars in thousands)
Cash flows from operating activities:
   Net income (loss).................................................... $ 19,096      $ 15,764  $ (3,594)
   Less: Undistributed income of the subsidiaries.......................  (30,078)      (26,857)   (9,036)
   Extraordinary gain on repurchase of trust preferred securities.......   (1,337)       (1,522)       --
   Other................................................................    1,714         2,935   (10,229)
                                                                          --------     --------  --------
     Net cash used in operating activities..............................  (10,605)       (9,680)  (22,859)
                                                                          --------     --------  --------
Cash flows from investing activities:
   Purchase of investment securities available for sale.................   (2,565)           --    (3,915)
   Proceeds from repayments of mortgage-backed securities available for
     sale...............................................................      661         2,771     7,770
   Proceeds from sales of mortgage-backed securities available for sale.       67         9,091        --
   Net decrease (increase) in tax certificates..........................      350           (87)       (8)
                                                                          --------     --------  --------
       Net cash (used in) provided by investing activities..............   (1,487)       11,775     3,847
                                                                          --------     --------  --------
Cash flows from financing activities:
   Repurchase of trust preferred securities.............................   (7,060)       (4,368)       --
   Dividend from Bank...................................................       --         7,300    12,137
   Net proceeds from issuance of stock..................................   74,811           125     2,010
   Purchase of treasury shares..........................................       --        (1,117)   (1,684)
   Dividends paid on preferred stock....................................     (649)         (757)     (658)
   Redemption of preferred stock........................................   (6,961)           --        --
                                                                          --------     --------  --------
       Net cash provided by financing activities........................   60,141         1,183    11,805
                                                                          --------     --------  --------
Increase (decrease) in cash and cash equivalents........................   48,049         3,278    (7,207)
Cash and cash equivalents at beginning of year..........................    7,807         4,529    11,736
                                                                          --------     --------  --------
Cash and cash equivalents at end of year................................ $ 55,856      $  7,807  $  4,529
                                                                          ========     ========  ========

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              September 30, 2001


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

   For residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for national historical prepayment estimates using discount rates based on a compilation of secondary market sources published by the OTS in their "Asset and Liability Price Tables" for September 30, 2001.

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

   The fair value of the 10 1/4% Trust Preferred Securities is estimated at book value as these securities are privately-placed and have no active market. The fair value of the 9.60% and 9% Trust Preferred Securities is estimated based on quoted market prices.

   The fair value of borrowings, which include FHLB advances, securities sold under agreements to repurchase and senior notes is determined by discounting the scheduled cash flows through maturity using estimated market discount rates that reflect the interest rate currently available in the market.

   Other interest earning assets, which is primarily FHLB stock, is carried at par, which is its fair value.

   The carrying value of other interest earning assets, which is primarily FHLB stock, approximates their fair value.

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              September 30, 2001


   The fair value of the off-balance sheet financial instruments is estimated based on the OTS's valuation as contained in its September 30, 2001 "Interest Rate Risk Exposure Report" prepared for the Bank by the OTS from information provided by the Bank. The fair value of interest rate caps is determined through a third party valuation analysis.

                                            As of September 30, 2001
                                            -------------------------
                                            Carrying Value Fair Value
                                            -------------- ----------
                                             (Dollars in thousands)
Financial assets:
   Cash and cash equivalents...............   $  294,753   $  294,753
   Tax certificates and other investments..      136,012      136,148
   Mortgage-backed securities..............      832,728      841,613
   Loans receivable........................    3,749,649    3,807,464
   Other interest-earning assets...........       75,625       75,625
Financial liabilities:
   Deposits................................   $2,653,145   $2,681,435
   Borrowings..............................    1,992,837    2,101,729
   Trust Preferred Securities..............      203,592      196,091
   Interest rate cap contracts.............           26           26
   Off-balance sheet financial instruments.           --          161

                                            As of September 30, 2000
                                            -------------------------
                                            Carrying Value Fair Value
                                            -------------- ----------
                                             (Dollars in thousands)
Financial assets:
   Cash and cash equivalents...............   $  339,321   $  339,321
   Tax certificates and other investments..       28,164       28,087
   Mortgage-backed securities..............      342,355      340,247
   Loans receivable........................    3,670,769    3,634,638
   Mortgage servicing rights...............        6,227        6,895
   Other interest-earning assets...........       62,676       62,676
Financial liabilities:
   Deposits................................   $2,609,538   $2,622,965
   Borrowings..............................    1,460,631    1,464,637
   Trust Preferred Securities..............      212,393      204,465
   Interest rate cap contracts.............        1,167          430
   Off-balance sheet financial instruments.           --          636

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.

                                   PART III

Item 10. Directors and Executive Officers of BankUnited.

   The information contained under the caption "Election of Directors" to appear in BankUnited's definitive proxy statement relating to BankUnited's 2002 Annual Meeting of Stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of BankUnited's fiscal year covered by this report on Form 10-K (hereinafter referred to as the "Annual Meeting Proxy Statement"), is incorporated herein by reference. Information concerning the executive officers of BankUnited is included in Part I of this Report on Form 10-K.

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

   (a) The Following Documents Are Filed as Part of this Report:

 (1) Financial Statements.

     The following consolidated financial statements of BankUnited and the report of the independent certified public accountants thereon filed with this report:

     Report of Independent Certified Public Accountants (PricewaterhouseCoopers LLP).

  .  Consolidated Statements of Financial Condition as of September 30, 2001 and 2000.

     Consolidated Statements of Operations for the years ended September 30, 2001, 2000 and 1999.

     Consolidated Statements of Stockholders' Equity for the years ended September 30, 2001, 2000 and
       1999.

     Consolidated Statements of Cash Flows for the years ended September 30, 2001, 2000 and 1999.

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

  4.10 BankUnited and its subsidiaries have certain long-term debt outstanding. None of the instruments evidencing such debt authorizes an amount of securities in excess of 10% of the total assets of
       BankUnited and its subsidiaries on a consolidated basis; therefore, copies of such instruments are not included as exhibits to this Annual Report on Form 10-K. BankUnited agrees to furnish copies to the
       Securities and Exchange Commission upon request.

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

  10.6 Form of Employment Agreement between BankUnited and Alfred R. Camner (Exhibit 10.6 to the
       1998 10-K)***

  10.7 Form of Employment Agreement between the Bank and Alfred R. Camner (Exhibit 10.7 to the 1998
       10-K)***

  10.8 Form of Employment Agreement between the Bank and Mehdi Ghomeshi (Exhibit 99.2 to
       BankUnited's Amendment No. 1 to Form S-3 Registration Statement, File No. 333-60892, as filed with the Securities and Exchange Commission on May 25, 2001).***

10.8.1 Form of Employment Agreement between BankUnited and Mehdi Ghomeshi (Exhibit 99.1 to
       Amendment No. 1 to BankUnited's Form S-3 Registration Statement, File No. 333-60892, as filed with the Securities and Exchange Commission on May 25, 2001).***

  10.9 Form of Change of Control Agreement between the Bank and Earline G. Ford (Exhibit 10.11 to
       BankUnited's Form 10-K for the year ended September 20, 1996, as filed with the Securities and
       Exchange Commission on December 23, 1996).***

 10.10 Form of Change of Control Agreement between the Bank and executive officers (Exhibit 10.10 to
       BankUnited's Report on form 10-K for the year ended September 30, 1999[the "1999 10-K']).***

 10.11 Underwriting Agreement (Exhibit 1.1 to BankUnited's Amendment No. 1 to Form S-3 Registration
       Statement, File No. 333-60892, as filed with the Securities and Exchange Commission on May 25,
       2001).
  12.1 Statement regarding calculation of ratio of earnings to combined fixed charges and preferred stock dividends.


21.1 Subsidiaries of the Registrant.

23.1 Consent of PricewaterhouseCoopers LLP.

24.1 Power of attorney (set forth on the signature page in Part IV of this Report on Form 10-K for the year ended September 30, 2001).

--------
* Exhibits followed by a parenthetical reference are incorporated herein by reference from the documents described therein.
** Exhibits 10.1-10.5 are compensatory plans or arrangements.
*** Contracts with Management.

   (b) Reports on Form 8-K.

   During the quarter ended September 30, 2001, no Current Reports on Form 8-K were filed by BankUnited.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on December 28, 2001.

                                          BANKUNITED FINANCIAL CORPORATION

                                                  /S/ ALFRED R. CAMNER
                                          By: _________________________________
                                                      Alfred R. Camner
                                             Chairman of the Board, President,
                                             Chief Executive Officer and Chief
                                                     Operating Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on December 28, 2001 on behalf of the Registrant by the following persons and in the capacities indicated.

 /S/ ALFRED R. CAMNER  Chairman of the Board, President, Chief Executive Officer,
----------------------   Chief Operating Officer and Director (Principal Executive
   Alfred R. Camner      Officer)

---------------------- Executive Vice Chairman of the Board
    Mehdi Ghomeshi

 /S/ LAWRENCE H. BLUM  Vice Chairman of the Board and Director
----------------------
   Lawrence H. Blum

   /S/ MARC LIPSITZ    Director and Corporate Secretary
----------------------
     Marc Lipsitz

---------------------- Director
   Marc D. Jacobson

/S/ ALLEN M. BERNKRANT Director
----------------------
  Allen M. Bernkrant

  /S/ NEIL MESSINGER   Director
----------------------
    Neil Messinger

/S/ HUMBERTO L. LOPEZ  Senior Executive Vice President and Chief Financial Officer
----------------------
  Humberto L. Lopez

                                 EXHIBIT INDEX

EXHIBIT      DESCRIPTION
-------      -----------

 12.1 Statement regarding calculation of ratio of earnings to Combined fixed charges and preferred stock dividends.

 21.1        Subsidiaries of the Registrant.

 23.1        Consent of PricewaterhouseCoopers LLP.