Form 10-Q
period 2001-12-31
BANKUNITED FINANCIAL CORP
filed 2002-02-14
CIK 894490

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                For the quarterly period ended December 31, 2001

                                       or

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                          Commission File No. 1-13921

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   The number of shares outstanding of the registrant's common stock at the close of business on February 12, 2002 was 24,737,801 shares of Class A Common Stock, $.01 par value, and 500,194 shares of Class B Common Stock, $.01 par value.

   This Form 10-Q contains 28 pages.
   The Index to Exhibits appears on page 28.

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

            FORM 10-Q REPORT FOR THE QUARTER ENDED DECEMBER 31, 2001

                                     INDEX

                                                                       Page No.
                                                                       --------

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements..........................................
    Consolidated Statements of Financial Condition as of December 31,
     2001 (unaudited) and September 30, 2001..........................     3
    Consolidated Statements of Operations (unaudited) for the Three
     Months Ended December 31, 2001 and December 31, 2000.............     4
    Consolidated Statements of Stockholders' Equity (unaudited) for
     the Three Months Ended December 31, 2001 and December 31, 2000...     5
    Consolidated Statements of Cash Flows (unaudited) for the Three
     Months Ended December 31, 2001 and December 31, 2000.............     6
    Condensed Notes to Consolidated Financial Statements (unaudited)..     7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.....................................    11

Item 3. Quantitative and Qualitative Disclosures about Market Risk....    25

PART II--OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders...........    26

Item 5. Exhibits and Reports on Form 8-K..............................    26

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                     December 31, September 30,
                                                         2001         2001
                                                     ------------ -------------
                                                       (Dollars in thousands,
                                                       except per share data)
Assets:
 Cash...............................................  $   48,552   $   45,113
 Federal Home Loan Bank overnight deposits..........     164,881      246,902
 Federal funds sold and securities purchased under
  agreements to resell..............................       3,833        2,738
 Tax certificates (net of reserves of $923 and $934
  at December 31, 2001 and September 30, 2001,
  respectively).....................................         639          876
 Investments held to maturity (fair value of
  approximately $66,143 and $66,495 at December 31,
  2001 and September 30, 2001, respectively)........      66,452       66,417
 Investments available for sale, at fair value......      75,860       68,719
 Mortgage-backed securities, held to maturity (fair
  value of approximately $174,422 and $203,864 at
  December 31, 2001 and September 30, 2001,
  respectively).....................................     169,317      194,979
 Mortgage-backed securities available for sale, at
  fair value........................................     822,248      637,749
 Loans receivable, net..............................   3,690,771    3,499,608
 Mortgage loans held for sale (fair value of
  approximately $266,092 and $253,490 at December
  31, 2001 and September 30, 2001, respectively)....     264,430      250,041
 Other interest-earning assets......................      70,374       75,625
 Office properties and equipment, net...............      16,356       16,054
 Real estate owned..................................       1,967        1,832
 Accrued interest receivable........................      30,701       30,157
 Mortgage servicing rights..........................       5,781        5,837
 Goodwill...........................................      28,353       28,353
 Due from broker....................................         --        25,469
 Bank-owned life insurance..........................      41,031       20,516
 Prepaid expenses and other assets..................      24,832       21,210
                                                      ----------   ----------
   Total assets.....................................  $5,526,378   $5,238,195
                                                      ==========   ==========
Liabilities and Stockholders' Equity:
Liabilities:
 Deposits...........................................  $2,825,405   $2,653,145
 Securities sold under agreements to repurchase.....     366,142      283,116
 Advances from Federal Home Loan Bank...............   1,567,802    1,509,721
 Senior notes.......................................     200,000      200,000
 Company obligated mandatorily redeemable trust
  preferred securities of subsidiary trust holding
  solely junior subordinated deferrable interest
  debentures of BankUnited..........................     216,592      203,592
 Interest payable (primarily on deposits and
  advances from Federal Home Loan Bank).............      15,306       14,265
 Advance payments by borrowers for taxes and
  insurance.........................................       9,594       31,999
 Due to broker......................................         --        15,178
 Accrued expenses and other liabilities.............      23,489       26,733
                                                      ----------   ----------
   Total liabilities................................   5,224,330    4,937,749
                                                      ----------   ----------
Stockholders' Equity:
 Preferred stock, Series B, $0.01 par value.
  Authorized shares--10,000,000. Issued and
  outstanding shares--362,339.......................           4            4
 Class A Common Stock, $0.01 par value. Authorized
  shares--30,000,000. Issued shares--24,928,542 and
  24,871,219 at December 31, 2001 and September 30,
  2001, respectively. Outstanding shares--
  24,595,542 and 24,538,219 at December 31, 2001
  and September 30, 2001, respectively..............         249          249
 Class B Common Stock, $0.01 par value. Authorized
  shares--3,000,000. Issued and outstanding
  shares--500,194 and 505,669 at December 31, 2001
  and September 30, 2001, respectively..............           5            5
 Additional paid-in capital.........................     250,157      249,788
 Retained earnings..................................      54,389       47,502
 Treasury stock, 333,000 shares of Class A Common
  Stock.............................................      (2,794)      (2,794)
 Accumulated other comprehensive income.............          38        5,692
                                                      ----------   ----------
   Total stockholders' equity.......................     302,048      300,446
                                                      ----------   ----------
   Total liabilities and stockholders' equity.......  $5,526,378   $5,238,195
                                                      ==========   ==========

     See accompanying condensed notes to consolidated financial statements

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                For the Three
                                                                Months Ended
                                                                December 31,
                                                               ----------------
                                                                2001     2000
                                                               -------  -------
                                                                (Dollars and
                                                                   shares
                                                                in thousands,
                                                                 except per
                                                                 share data)
Interest income:
 Interest and fees on loans..................................  $66,087  $70,580
 Interest on mortgage-backed securities......................   13,450    6,753
 Interest on short-term investments..........................      151      735
 Interest and dividends on long-term investments and other
  interest-earning assets....................................    2,957    2,468
                                                               -------  -------
  Total interest income......................................   82,645   80,536
                                                               -------  -------
Interest expense:
 Interest on deposits........................................   28,921   37,902
 Interest on borrowings......................................   23,235   19,638
 Preferred dividends of subsidiary trust.....................    4,929    5,058
                                                               -------  -------
  Total interest expense.....................................   57,085   62,598
                                                               -------  -------
 Net interest income before provision for loan losses........   25,560   17,938
Provision for loan losses....................................    2,950    1,200
                                                               -------  -------
 Net interest income after provision for loan losses.........   22,610   16,738
                                                               -------  -------
Non-interest income:
 Service fees, net...........................................    1,439    1,605
 Insurance commission........................................      922      366
 Gain on sale of investments and mortgage-backed securities..      830      --
 Net (loss) gain on sale of loans and other assets...........      591       43
 Other.......................................................      726       50
                                                               -------  -------
  Total non-interest income..................................    4,508    2,064
                                                               -------  -------
Non-interest expenses:
 Employee compensation and benefits..........................    6,778    5,169
 Occupancy and equipment.....................................    2,624    2,135
 Advertising and promotion expense...........................    1,555      714
 Professional fees-legal and accounting......................    1,015      906
 Telecommunications and data processing......................    1,007      720
 Loan servicing expense......................................      923    1,284
 Insurance...................................................      248      248
 Real estate owned operations................................      (74)     (82)
 Amortization of goodwill....................................      --       388
 Other operating expenses....................................    2,399    1,450
                                                               -------  -------
  Total non-interest expenses................................   16,475   12,932
                                                               -------  -------
 Income before income taxes and extraordinary item...........   10,643    5,870
Provision for income taxes...................................    3,709    2,408
                                                               -------  -------
 Income before extraordinary item............................    6,934    3,462
Extraordinary item (net of tax of $2 and $345 for 2001 and
 2000, respectively).........................................        3      550
                                                               -------  -------
 Net income..................................................  $ 6,937  $ 4,012
                                                               =======  =======

Earnings Per Share:
 Basic earnings per share before extraordinary item..........  $  0.27  $  0.18
 Basic earnings per share from extraordinary item............      --      0.03
                                                               -------  -------
  Basic earnings per share...................................  $  0.27  $  0.21
                                                               =======  =======
 Diluted earnings per share before extraordinary item........  $  0.26  $  0.18
 Diluted earnings per share from extraordinary item..........      --      0.03
                                                               -------  -------
  Diluted earnings per share.................................  $  0.26  $  0.21
                                                               =======  =======
Weighted average number of common shares outstanding:
 Basic.......................................................   25,067   18,269
 Diluted.....................................................   26,707   18,806

     See accompanying condensed notes to consolidated financial statements

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   For the Three Months Ended December 31, 2001 and 2000
                          -------------------------------------------------------------------------
                                                                         Accumulated
                                                                            Other
                                                                        Comprehensive     Total
                          Preferred Common Paid-in  Retained  Treasury  Income (Loss) Stockholders'
                            Stock   Stock  Capital  Earnings   Stock     Net of Tax      Equity
                          --------- ------ -------- --------  --------  ------------- -------------
                                                  (Dollars in thousands)
Balance at September 30,
 2001...................     $ 4     $254  $249,788 $47,502   $(2,794)     $ 5,692      $300,446
 Comprehensive income:
 Net income for the
  three months ended
  December 31, 2001.....     --       --        --    6,937       --           --          6,937
 Payment of dividends on
  preferred stock.......     --       --        --      (50)      --           --            (50)
 Other comprehensive
  loss, net of tax......     --       --        --      --        --        (5,654)       (5,654)
                                                                                        --------
  Total comprehensive
   income...............                                                                   1,233
 Stock options and other
  awards................     --       --        369     --        --           --            369
                             ---     ----  -------- -------   -------      -------      --------
Balance at December 31,
 2001...................     $ 4     $254  $250,157 $54,389   $(2,794)     $    38      $302,048
                             ===     ====  ======== =======   =======      =======      ========

Balance at September 30,
 2000...................     $10     $185  $181,692 $29,055   $(2,801)     $(5,554)     $202,587
 Comprehensive income:
 Net income for the
  three months ended
  December 31, 2000.....     --       --        --    4,012       --           --          4,012
 Payment of dividends on
  preferred stock.......     --       --        --     (197)      --           --           (197)
 Other comprehensive
  income, net of tax....     --       --        --      --        --           732           732
                                                                                        --------
  Total comprehensive
   income...............                                                                   4,547
 Stock options and other
  awards................     --         2        60     --        --           --             62
                             ---     ----  -------- -------   -------      -------      --------
Balance at December 31,
 2000...................     $10     $187  $181,752 $32,870   $(2,801)     $(4,822)     $207,196
                             ===     ====  ======== =======   =======      =======      ========



            See condensed notes to consolidated financial statements

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          For the Three Months
                                                           Ended December 31,
                                                          ---------------------
                                                             2001       2000
                                                          ----------  ---------
                                                              (Dollars in
                                                               thousands)
Cash flows from operating activities:
Net income..............................................  $    6,937  $   4,012
Adjustments to reconcile net income to net cash provided
 by operating activities:
 Provision for loan losses..............................       2,950      1,200
 Depreciation and amortization..........................         842        735
 Adjustments to the carrying value of real estate
  owned.................................................         195        159
 Amortization of fees, discounts and premiums, net......       3,157        851
 Amortization of mortgage servicing rights..............         710        364
 Amortization of goodwill...............................         --         388
 Amortization of restricted stock and other awards......         145        --
 Amortization of unrealized losses on transferred
  mortgage-backed securities............................          59         55
 Amortization of issuance cost of Senior Notes..........         131        132
 Increase in bank-owned life insurance cash surrender
  value.................................................        (515)       --
 Net gain on sale of loans, mortgage-backed securities
  and other assets......................................      (1,421)       (43)
 Net gain on sale of real estate owned..................        (102)      (148)
 Extraordinary gain on repurchase of trust preferred
  securities............................................          (5)      (895)
Loans originated for sale...............................         --      (8,591)
Proceeds from sale of loans.............................      18,516      5,773
Increase in accrued interest receivable.................        (544)    (2,180)
Increase in interest payable on deposits and FHLB
 advances...............................................       1,041      3,159
Increase (decrease) in accrued taxes....................       2,919       (460)
(Decrease) increase in other liabilities................      (2,953)     1,209
Increase in prepaid expenses and other assets...........      (3,236)       (98)
Other, net..............................................        (650)        60
                                                          ----------  ---------
 Net cash provided by operating activities..............      28,176      5,682
                                                          ----------  ---------
Cash flows from investing activities:
 Net increase in loans..................................   (263,800)    (32,556)
 Purchase of investment securities held to maturity.....         --     (63,233)
 Purchase of investment securities available for sale...     (10,360)       --
 Purchase of mortgage-backed securities held to
  maturity..............................................         --     (50,321)
 Purchase of mortgage-backed securities available for
  sale..................................................    (273,004)   (24,214)
 Purchase of other earning assets.......................      (8,649)   (15,849)
 Purchase of bank owned life insurance..................     (20,000)       --
 Proceeds from repayments of investment securities
  available for sale....................................           6        --
 Proceeds from repayments of mortgage-backed securities
  held to maturity......................................      25,849      9,995
 Proceeds from repayments of mortgage-backed securities
  available for sale....................................      68,867      5,117
 Proceeds from repayments of other earning assets.......      13,900     12,250
 Proceeds from the sale of investment securities
  available for sale....................................       2,731        --
 Proceeds from the sale of mortgage-backed securities
  available for sale....................................      55,132     12,855
 Proceeds from sale of real estate owned................         969      1,007
 Purchase of office properties and equipment............      (1,165)      (540)
 Net decrease in tax certificates.......................         237      1,563
                                                          ----------  ---------
 Net cash used in investing activities..................    (409,287)  (143,926)
                                                          ----------  ---------
Cash flows from financing activities:
 Net increase (decrease) in deposits....................     172,260       (734)
 Net increase in Federal Home Loan Bank advances........      58,081     71,077
 Net increase in other borrowings.......................      83,026     55,947
 Increase in capitalized costs for senior notes.........        (225)      (263)
 Repurchase of trust preferred securities...............      (6,685)    (3,684)
 Net proceeds from issuance of stock....................         224         62
 Net proceeds from the issuance of trust preferred
  securities............................................      19,398        --
 Dividends paid on preferred stock......................         (50)      (197)
 Decrease in advances from borrowers for taxes and
  insurance.............................................     (22,405)   (17,224)
                                                          ----------  ---------
 Net cash provided by financing activities..............     303,624    104,984
                                                          ----------  ---------
Decrease in cash and cash equivalents...................     (77,487)   (33,260)
Cash and cash equivalents at beginning of period........     294,753    339,321
                                                          ----------  ---------
Cash and cash equivalents at end of period..............  $  217,266  $ 306,061
                                                          ==========  =========

     See accompanying condensed notes to consolidated financial statements

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

   The unaudited consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the three-month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002. For further information, refer to the Consolidated Financial Statements and Notes thereto included in BankUnited's Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

   Certain prior period amounts have been reclassified to conform to the December 31, 2001 consolidated financial statements.

2. Earnings Per Share

   The following tables reconcile basic and diluted earnings per share for the three months ended December 31, 2001 and 2000.

                                                          For the Three Months
                                                           ended December 31,
                                                          ---------------------
                                                             2001       2000
                                                          ---------- ----------
                                                           (Dollars and shares
                                                          in thousands, except
                                                             per share data)
Basic earnings per share:
Numerator:
  Net income before extraordinary item................... $    6,934 $    3,462
    Extraordinary item...................................          3        550
                                                          ---------- ----------
  Net Income.............................................      6,937      4,012
  Preferred stock dividends..............................         50        197
                                                          ---------- ----------
  Net income available to common stockholders............ $    6,887 $    3,815
                                                          ========== ==========
Denominator:
  Weighted average common shares outstanding.............     25,067     18,269
                                                          ========== ==========
Basic earnings per share before extraordinary item....... $     0.27 $     0.18
  Basic earnings per share from extraordinary item.......        --        0.03
                                                          ---------- ----------
Basic earnings per share................................. $     0.27 $     0.21
                                                          ========== ==========
Diluted earnings per share:
Numerator:
  Net income available to common stockholders before
   extraordinary item.................................... $    6,884 $    3,265
  Plus:
    Reduction of preferred stock dividends...............         50         41
                                                          ---------- ----------
  Diluted net income available to common stockholders
   before extraordinary item.............................      6,934      3,306
    Extraordinary item...................................          3        550
                                                          ---------- ----------
  Diluted net income available to common stockholders.... $    6,937 $    3,856
                                                          ========== ==========
Denominator:
  Weighted average common shares outstanding.............     25,067     18,269
  Plus:
    Number of common shares from the conversion of
     options and warrants................................      1,100         95
    Number of common shares from the conversion of
     preferred stock.....................................        540        442
                                                          ---------- ----------
  Diluted weighted average shares outstanding............     26,707     18,806
                                                          ========== ==========
Diluted earnings per share before extraordinary item..... $     0.26 $     0.18
  Diluted earnings per share from extraordinary item.....        --        0.03
                                                          ---------- ----------
Diluted earnings per share............................... $     0.26 $     0.21
                                                          ========== ==========

3. Company Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Deferrable Interest Debentures of BankUnited

   BankUnited Statutory Trust I is a wholly owned trust subsidiary of BankUnited which was created under Connecticut law for the purpose of issuing trust preferred securities ("Trust Preferred Securities") and investing the proceeds from the sale thereof in Junior Subordinated Deferrable Interest Debentures issued by BankUnited (the "Junior Subordinated Debentures").

   On December 18, 2001, BankUnited Statutory Trust I issued floating rate Trust Preferred Securities in the amount of $20.0 million and issued common securities in the amount of $0.6 million, which common securities are wholly owned by BankUnited. BankUnited Statutory Trust I simultaneously purchased $20.6 million of floating rate Junior Subordinated Deferrable Interest Debentures issued by BankUnited. The sole asset of the trust is the Junior Subordinated Deferrable Interest Debentures.

   These Trust Preferred Securities mature December 18, 2031 and pay a preferential cumulative cash distribution in accordance with the following rate schedule:

    . For the period beginning on December 18, 2001 through March 17, 2002, at the rate of 5.60% per annum.
    . For each successive period beginning on March 18, 2002, and each succeeding interest payment date, and ending on (but excluding) the next succeeding interest payment date at the rate equal to the 3-Month LIBOR plus 3.60%; provided, however, that prior to December 18, 2006, this rate shall not exceed 12.50%.

   The interest payment dates are on each March 18, June 18, September 18 and December 18 during the 30-year term.

   BankUnited has the right to redeem the debentures, in whole or in part, but in all cases in multiples of $1,000 in principal, on any payment date on or after December 18, 2006, at the redemption price. BankUnited and BankUnited Statutory Trust I have the right to defer payment of interest at any time and from time to time or up to 20 consecutive quarterly periods. BankUnited has guaranteed all of the obligations of the Trust Preferred Securities, subject to certain limitations.

4. Capital

   The Office of Thrift Supervision ("OTS") requires that the Bank meet minimum regulatory, core and risk-based capital requirements. Currently, the Bank exceeds all regulatory capital requirements. The Bank's required, actual and excess regulatory capital levels as of December 31, 2001 and 2000 were as follows:

                                     Regulatory Capital
                    ----------------------------------------------------------
                        Required             Actual              Excess
                    ------------------  ------------------  ------------------
                      2001      2000      2001      2000      2001      2000
                    --------  --------  --------  --------  --------  --------
                                   (Dollars in thousands)
Core capital....... $164,099  $138,156  $383,899  $342,674  $219,800  $204,518
                        3.00%     3.00%     7.02%     7.44%     4.02%     4.44%
Risk-based
 capital........... $221,520  $194,939  $398,998  $355,689  $177,478  $160,750
                        8.00%     8.00%    14.41%    14.60%     6.41%     6.60%

5. Comprehensive Income

   BankUnited's comprehensive income includes all items which comprise net income plus other comprehensive income which includes the unrealized holding gains and losses on available for sale securities, including investments and mortgage-backed securities. For the three months ended December 31, 2001 and 2000, BankUnited's other comprehensive income (loss) was as follows:

                                                        For the Three Months
                                                         Ended December 31,
                                                       -------------------------
                                                           2001        2000
                                                       ------------  -----------
                                                       (Dollars in thousands)
Other comprehensive (loss) income, net of tax:
  Unrealized holding (losses) gains arising during the
   period on securities, net of tax (benefit) expense
   of $(3,882) and $439 for 2001 and 2000,
   respectively....................................... $     (6,201) $     702
  Less reclassification adjustment for:
    Amortization of unrealized losses on transferred
     securities, net of tax expense of $23 and $21 for
     2001 and 2000, respectively......................           36         34
    Realized gains (losses) on securities sold
     included in net income, net of tax expense
     (benefit) of $320 and $(3) for 2001 and 2000,
     respectively.....................................          511         (4)
                                                       ------------  ---------
Total other comprehensive (loss) income, net of tax...      $(5,654) $     732
                                                       ============  =========

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

   BankUnited purchased 7,000 shares of Trust Preferred Securities at a cost of $6.7 million during the three months ended December 31, 2001. As a result of the early extinguishments of the Trust Preferred Securities, the purchases resulted in extraordinary gains of $3,398, net of $2,127 in taxes, for the three months ended December 31, 2001.

8. Impact of New Accounting Pronouncements

   In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). This statement addresses how goodwill should be accounted for after it has been initially recognized in the financial statements. The provisions of SFAS No. 142 no longer allow the amortization of goodwill but require that impairment of goodwill be tested annually.

   BankUnited adopted SFAS No. 142 effective October 1, 2001. The initial application of SFAS No. 142, did not result in the need to recognize any impairment losses for goodwill resulting from a transitional impairment test. BankUnited expects that the elimination of goodwill amortization will positively impact pretax net income by approximately $1.5 million in fiscal year 2002. The elimination of goodwill amortization has increased pretax net income by $0.4 million in the first quarter of fiscal year 2002, an increase in basic and diluted earnings per share of $0.02 and $0.01, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis and the related financial data present a review of the consolidated operating results and financial condition of BankUnited for the three-month periods ended December 31, 2001 and 2000. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in BankUnited's Annual Report on Form 10-K for the year ended September 30, 2001.

   This Quarterly Report on Form 10-Q contains forward-looking statements. Additional written or oral forward-looking statements may be made by BankUnited from time to time in filings with the Securities and Exchange Commission or otherwise. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements may include, but are not limited to, projections of income, borrowing costs, prepayment rates, and plans for future operations or acquisitions, as well as assumptions relating to the foregoing. The words "believe," "expect," "anticipate," "estimate," "project," "intend," and similar expressions identify forward-looking statements that are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.

General

   BankUnited is a Florida-incorporated savings and loan holding company for the Bank. The Bank was founded in 1984 as a state chartered savings and loan association. In 1993, the Bank was converted to a federally chartered savings bank and became a wholly owned subsidiary of BankUnited pursuant to a plan of re-organization approved by the shareholders. BankUnited's principal business currently consists of the operation of its wholly owned subsidiary, the Bank. In addition to managing the business activities of the Bank, BankUnited invests primarily in U.S. Government and federal agency securities, mortgage-backed securities and other permitted investments. The Bank's primary business has traditionally been to attract retail deposits from the general public and to invest those deposits, together with borrowings, principal repayments and other funds, primarily in one-to-four family residential mortgage loans and, to a lesser extent, mortgage-backed securities, commercial real estate loans, multi-family mortgage loans, commercial business loans and consumer loans. The Bank has also invested in other investments permitted by the OTS. The Bank is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities. References to BankUnited include the activities of all of its subsidiaries, including the Bank and its subsidiaries, if the context so requires.

   BankUnited's results of operations are dependent primarily on its net interest income, which is the difference between the interest earned on its assets, primarily its loan and securities portfolios, and its cost of funds, which consists of the interest paid on its deposits and borrowings. BankUnited's results of operations are also affected by its provision for loan losses, as well as non-interest income, non-interest expenses and income tax expense. Non-interest expenses consist of employee compensation and benefits, occupancy and equipment, insurance, professional fees, telecommunications and data processing, loan servicing expense and other operating expenses. The earnings of BankUnited are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates and the U.S. Treasury yield curves, government policies and actions of regulatory authorities.

Critical Accounting Policies

   BankUnited's financial position and results of operations are impacted by management's application of accounting policies involving judgments made to arrive at the carrying value of certain assets. Management's greatest challenge in implementing its policies is the need to make estimates about the effect of matters that are inherently less than certain. The most critical accounting policies applied by BankUnited are those that relate to the loan portfolio.

   A variety of estimates impact the carrying value of the loan portfolio, including the amount of the allowance for loan losses, the placement of loans on non-accrual status, and the valuation of loans held for sale.

   The allowance for loan losses is management's most difficult subjective judgment, and is established and maintained at levels that management believes are adequate to cover losses resulting from the inability of borrowers to make required payments on loans. Estimates of loan losses are arrived at by analyzing historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan administration and resolution, the views of regulators, changes in the size and composition of the loan portfolio, and peer group information. In addition, this analysis requires consideration of the economic climate and direction, increases or decreases in overall lending rates, political conditions, legislation directly or indirectly impacting the banking industry, and economic conditions affecting specific geographical areas in which BankUnited conducts business. Where there is a question as to the impairment of a specific loan, management obtains valuations of the property or collateral securing the loan, and current financial information of the borrower including financial statements, when available. Since the calculation of appropriate loan loss allowances relies on management's estimates and judgments relating to inherently uncertain events, accrual results may differ from management's estimates.

   For a more detailed discussion on the allowance for loan losses, see "Asset Quality" on pages 11 and 35, and "Allowance for Loan Losses" in Note 1 to the Notes to Consolidated Financial Statements ("Summary of Significant Accounting Policies") on page 66, of BankUnited's Form 10-K for the fiscal year ended September 30, 2001.

First Quarter Highlights

   BankUnited reported net income of $6.9 million for the three months ended December 31, 2001, up $2.9 million, or 73%, compared to $4.0 million for the same period in the prior year. Basic and diluted earnings per share were $0.27 and $0.26 per share, respectively, for the three months ended December 31, 2001, versus $0.21 per share for both basic and diluted earnings for the same period in the prior year.

   Assets grew to $5.5 billion at December 31, 2001, compared to $5.2 billion at September 30, 2001 and $4.7 billion at December 31, 2000. This 5% increase in BankUnited's assets between September 30, 2001 and December 31, 2001 is due in large part to loan production, which increased by 46% for the quarter ended December 31, 2001, compared to the quarter ended September 30, 2001.

   BankUnited adopted a recently issued accounting pronouncement in the first quarter of fiscal year 2002, discontinuing the amortization of goodwill. The adoption of SFAS No. 142 increased basic and diluted earnings per share by $0.02 and $0.01, respectively.

   BankUnited issued $20.0 million of Trust Preferred Securities during the quarter. The proceeds will be used to provide the Bank with additional capital and enable the Bank to continue its asset growth.

   BankUnited opened its thirty-seventh banking office, which is located in Broward County in the growing community of Weston.

Liquidity and Capital Resources

   BankUnited's primary source of funds is cash provided by investing activities and includes principal and interest payments on loans and mortgage-backed securities and maturities of other securities. For the three months ended December 31, 2001 and 2000, principal and interest payments on loans and mortgage-backed securities and proceeds from maturities of other securities totaled $520.3 million and $236.1 million, respectively.

   Other significant sources of funds provided by investing activities include the practice of selling assets that are in excess of portfolio needs. Portfolio needs are dictated by the desired composition of both the investment and loan portfolios, which is intended to maximize yields earned as well as to reflect management's business focus. The needs of the portfolios are subject to the availability and cost of funds and capital. This practice generated proceeds of $29.7 million from the sale of securitized loans and $25.5 million from the sale of mortgage-backed securities.

   Financing activities are the second largest source of funds for BankUnited. For the three months ended December 31, 2001 and 2000, deposits, borrowings and the issuance of Trust Preferred Securities have provided BankUnited with $332.8 million and $126.3 million, respectively. The majority of this increase of $206.5 million of funds provided by financing activities for the three months ended December 31, 2001 compared to the same period in 2000 is from an increase in deposits of $172.3 million. BankUnited attributes this increase in deposits to an aggressive advertising campaign and strategic partnerships with two of South Florida's professional sports teams, which helps to increase the Bank's market visibility. In addition, BankUnited issued $20.0 million of Trust Preferred Securities during the three months ended December 31, 2001, which provided $19.4 million in net proceeds over the same period in 2000 (See note 3 of the accompanying condensed notes to consolidated financial statements).

   Funds are also provided by operating activities, which include the proceeds from the sale of loans. During the three months ended December 31, 2001 and 2000, proceeds from the sale of loans were $18.5 million and $5.8 million, respectively. Selling loans in excess of portfolio needs is part of BankUnited's asset management strategy.

   BankUnited's primary use of funds is for its operating and investing activities, which includes funding loans and purchasing mortgage-backed and other securities. For the three months ended December 31, 2001 and 2000, BankUnited funded loans in the amount of $709.6 million and $260.5 million, respectively. The sharp increase in loan fundings is a result of the increase in loan production of 162% for the three months ended December 31, 2001 versus the same period in the prior year.

   For the three months ended December 31, 2001 and 2000, BankUnited purchased $283.4 million and $137.8 million, respectively, of mortgage-backed and other securities. This activity is also part of BankUnited's continuing asset management strategy to maximize yields on interest-earning assets.

   Federal savings banks such as the Bank are required to maintain capital at levels specified by applicable minimum capital ratios. At December 31, 2001, the Bank was in compliance with all capital requirements and met the definition of a "well capitalized" institution under applicable federal regulations.

Asset Quality

   Non-performing assets as of December 31, 2001 were $32.4 million, which represents an increase of $0.8 million or 2.5% from $31.6 million as of September 30, 2001. Despite the slight increase in the amount of non-performing assets, non-performing assets as a percentage of total assets decreased from 0.60% as of September 30, 2001 to 0.59% as of December 31, 2001.

   The following table sets forth information concerning BankUnited's non-performing assets at December 31, 2001 and September 30, 2001.

                                                    December 31, September 30,
                                                        2001         2001
                                                    ------------ -------------
                                                      (Dollars in thousands)
Non-accrual loans..................................   $28,305       $27,429
Restructured loans.................................       641         1,034
Loans past due 90 days and still accruing(1).......       321           --
                                                      -------       -------
  Total non-performing loans.......................    29,267        28,463
Non-accrual tax certificates.......................     1,117         1,264
Real estate owned..................................     1,967         1,832
                                                      -------       -------
  Total non-performing assets......................   $32,351       $31,559
                                                      =======       =======
Allowance for losses on tax certificates...........   $   923       $   934
Allowance for loan losses..........................    17,684        15,940
                                                      -------       -------
  Total allowance..................................   $18,607       $16,874
                                                      =======       =======
Non-performing assets as a percentage of total
 assets............................................      0.59%         0.60%
Non-performing loans as a percentage of total
 loans.............................................      0.74%         0.76%
Allowance for loan losses as a percentage of total
 loans.............................................      0.45%         0.42%
Allowance for loan losses as a percentage of non-
 performing loans..................................     60.42%        56.00%
Net charge-offs as a percentage of average total
 loans.............................................      0.12%         0.11%

--------
(1) Consists primarily of loans guaranteed by the Federal Housing Authority ("FHA").

   BankUnited's allowance for loan losses is established and maintained based upon management's evaluation of the risks inherent in BankUnited's loan portfolio, including the economic trends and other conditions in specific geographic areas as they relate to the nature of BankUnited's portfolio. The provision for loan losses for the three months ended December 31, 2001 was $3.0 million compared to $1.2 million for the three months ended December 31, 2000. BankUnited's allowance for loan losses increased by a net amount of $1.8 million from $15.9 million as of September 30, 2001 to $17.7 million as of December 31, 2001.

   The following table sets forth the change in BankUnited's allowance for loan losses for the three months ended December 31, 2001 and 2000.

                                                     For the Three Months Ended
                                                     --------------------------
                                                     December 31, September 30,
                                                         2001         2001
                                                     ------------ -------------
                                                       (Dollars in thousands)
Allowance for loan losses, balance (at beginning of
 period)...........................................    $15,940       $14,334
Provisions for loan losses.........................      2,950         2,650
Loans charged off..................................     (1,250)       (1,066)
Recoveries.........................................         44            22
                                                       -------       -------
Allowance for loan losses, balance (at end of
 period)...........................................    $17,684       $15,940
                                                       =======       =======

   During the three months ended December 31, 2001, commercial business and consumer loans accounted for 94% of charge offs, compared to 88% for the same period in the prior year. During the three months ended December 31, 2001 and 2000, commercial business and consumer loans accounted for 100% of recoveries.

   During the three months ended December 31, 2001, one-to-four family residential mortgage loans accounted for 6% of charge offs, compared to 12% for the same period in the prior year. There were no recoveries for one-to-four family residential mortgage loans during the three months ended December 31, 2001 and 2000.

   The following table sets forth BankUnited's allocation of the allowance for loan losses by category as of December 31, 2001 and September 30, 2001.

                                                     December 31, September 30,
                                                         2001         2001
                                                     ------------ -------------
                                                       (Dollars in thousands)
Balance at the end of the period applicable to:
  One-to-four family residential mortgages..........   $ 3,907       $ 3,616
  Multi-family residential mortgages................       273           270
  Commercial real estate............................     3,557         3,131
  Construction......................................     1,815         1,377
  Land..............................................       712           867
  Commercial business...............................     5,497         5,298
  Consumer..........................................     1,505         1,351
  Unallocated.......................................       418            30
                                                       -------       -------
    Total allowance for loan losses.................   $17,684       $15,940
                                                       =======       =======

Loan Portfolio

   The following table sets forth the composition of BankUnited's loan portfolio, including loans held for sale, at December 31, 2001 and September 30, 2001.

                                    December 31, 2001     September 30, 2001
                                  ---------------------- ----------------------
                                              Percent of             Percent of
                                    Amount     Total(1)    Amount     Total(1)
                                  ----------  ---------- ----------  ----------
                                            (Dollars in thousands)
Mortgage loans:
  One-to-four family residential
   mortgages(2).................  $3,388,604     85.7%   $3,198,331     85.3%
  Multi-family residential
   mortgages....................      20,862      0.5        20,619      0.5
  Commercial real estate........     157,850      4.0       158,451      4.2
  Construction..................     151,273      3.8       114,790      3.1
  Land..........................      20,741      0.5        33,620      0.9
                                  ----------    -----    ----------    -----
    Total mortgage loans........   3,739,330     94.5     3,525,811     94.0
                                  ----------    -----    ----------    -----
Other loans:
  Commercial business ..........     117,614      3.0       132,438      3.5
  Consumer .....................      90,851      2.3        84,698      2.3
                                  ----------    -----    ----------    -----
  Total other loans.............     208,465      5.3       217,136      5.8
                                  ----------    -----    ----------    -----
    Total loans.................   3,947,795     99.8     3,742,947     99.8
Unearned discounts, premiums and
 deferred loan fees, net........      25,090      0.6        22,642      0.6
Allowance for loan losses.......     (17,684)    (0.4)      (15,940)    (0.4)
                                  ----------    -----    ----------    -----
Loans receivable, net...........  $3,955,201    100.0%   $3,749,649    100.0%
                                  ==========    =====    ==========    =====

(1) Percent of Total is calculated using "Loans receivable, net" in the denominator.
(2) For the three months ended December 31, 2001, $33.3 million of one-to-four family residential mortgage loans were securitized.

Securities Portfolio

   Presented below is an analysis of the carrying values and approximate fair values of investments held to maturity.

                                                  December 31, 2001
                                        --------------------------------------
                                                   Gross      Gross
                                        Carrying Unrealized Unrealized  Fair
                                         Value     Gains      Losses    Value
                                        -------- ---------- ---------- -------
                                                (Dollars in thousands)
U.S. government agency securities...... $50,001     $--       $(391)   $49,610
Trust preferred securities of other
 issuers...............................  15,390      383       (324)    15,449
State of Israel Bonds..................      61      --         --          61
Other..................................   1,000       23        --       1,023
                                        -------     ----      -----    -------
  Total................................ $66,452     $406      $(715)   $66,143
                                        =======     ====      =====    =======

                                                  September 30, 2001
                                        --------------------------------------
                                                   Gross      Gross
                                        Carrying Unrealized Unrealized  Fair
                                         Value     Gains      Losses    Value
                                        -------- ---------- ---------- -------
                                                (Dollars in thousands)
U.S. government agency securities...... $50,001     $--       $(362)   $49,639
Trust preferred securities of other
 issuers...............................  16,355      683       (243)    16,795
State of Israel Bonds..................      61      --         --          61
                                        -------     ----      -----    -------
  Total................................ $66,417     $683      $(605)   $66,495
                                        =======     ====      =====    =======

   Presented below is an analysis of investments designated as available for sale.

                                                 December 31, 2001
                                      ----------------------------------------
                                                  Gross      Gross
                                      Amortized Unrealized Unrealized Carrying
                                        Cost      Gains      Losses    Value
                                      --------- ---------- ---------- --------
                                               (Dollars in thousands)
U.S. government agency securities....   $4,999    $   25       $--     $5,024
Equity securities....................    1,555       527        --      2,082
Trust preferred securities of other
 issuers.............................   24,871        42     (2,599)   22,314
Other................................   46,510       123       (193)   46,440
                                       -------    ------    -------   -------
  Total..............................  $77,935    $  717    $(2,792)  $75,860
                                       =======    ======    =======   =======

                                                 September 30, 2001
                                      ----------------------------------------
                                                  Gross      Gross
                                      Amortized Unrealized Unrealized Carrying
                                        Cost      Gains      Losses    Value
                                      --------- ---------- ---------- --------
                                               (Dollars in thousands)
U.S. government agency securities....  $ 4,999    $   67    $   --    $ 5,066
Equity securities....................    3,359     1,347        --      4,706
Trust preferred securities of other
 issuers.............................   42,109       143     (2,305)   39,947
Other................................   19,000       --         --     19,000
                                       -------    ------    -------   -------
  Total..............................  $69,467    $1,557    $(2,305)  $68,719
                                       =======    ======    =======   =======

   Investment securities at December 31, 2001, by contractual maturity, are shown below.

                                            Held to Maturity Available for sale
                                            ---------------- ------------------
                                            Carrying  Fair   Amortized Carrying
                                             Value    Value    Cost     Value
                                            -------- ------- --------- --------
                                                  (Dollars in thousands)
Due in one year or less.................... $   --   $   --   $ 4,960  $ 5,058
Due after one year through five years......     --       --     9,999   10,023
Due after five years through ten years.....     --       --    11,382   11,365
Due after ten years........................  66,452   66,143   34,916   32,379
Equity securities (maturity n/a)...........     --       --    16,678   17,035
                                            -------  -------  -------  -------
  Total.................................... $66,452  $66,143  $77,935  $75,860
                                            =======  =======  =======  =======

   Presented below is an analysis of the carrying values and approximate fair values of mortgage-backed securities held to maturity.

                                                   December 31, 2001
                                        ---------------------------------------
                                                   Gross      Gross
                                        Carrying Unrealized Unrealized   Fair
                                         Value     Gains      Losses    Value
                                        -------- ---------- ---------- --------
                                                (Dollars in thousands)
GNMA mortgage-backed securities........ $ 49,177   $2,449       --     $ 51,626
FNMA mortgage-backed securities........   24,084      758       --       24,842
FHLMC mortgage-backed securities.......   51,604    1,186       --       52,790
Collateralized mortgage obligations....   34,854      648       --       35,502
Mortgage pass-through certificates.....    9,598       64       --        9,662
                                        --------   ------      ----    --------
  Total................................ $169,317   $5,105      $--     $174,422
                                        ========   ======      ====    ========

                                                  September 30, 2001
                                        ---------------------------------------
                                                   Gross      Gross
                                        Carrying Unrealized Unrealized   Fair
                                         Value     Gains      Losses    Value
                                        -------- ---------- ---------- --------
                                                (Dollars in thousands)
GNMA mortgage-backed securities........ $ 57,423   $3,326      $--     $ 60,749
FNMA mortgage-backed securities........   32,071    1,252       --       33,323
FHLMC mortgage-backed securities.......   55,965    2,534       --       58,499
Collateralized mortgage obligations....   38,646    1,492       --       40,138
Mortgage pass-through certificates.....   10,874      281       --       11,155
                                        --------   ------      ----    --------
  Total................................ $194,979   $8,885      $--     $203,864
                                        ========   ======      ====    ========

   Presented below is an analysis of mortgage-backed securities designated as available for sale.

                                                  December 31, 2001
                                       ----------------------------------------
                                                   Gross      Gross
                                       Amortized Unrealized Unrealized Carrying
                                         Cost      Gains      Losses    Value
                                       --------- ---------- ---------- --------
                                                (Dollars in thousands)
GNMA mortgage-backed securities....... $ 50,289    $  724    $   --    $ 51,013
FNMA mortgage-backed securities.......  256,409     2,202       (945)   257,666
FHLMC mortgage-backed securities......  135,620     1,190       (847)   135,963
Collateralized mortgage obligations...   65,296     1,210        --      66,506
Mortgage pass-through certificates....  309,945     1,730       (575)   311,100
                                       --------    ------    -------   --------
  Total............................... $817,559    $7,056    $(2,367)  $822,248
                                       ========    ======    =======   ========

                                                  September 30, 2001
                                       ----------------------------------------
                                                   Gross      Gross
                                       Amortized Unrealized Unrealized Carrying
                                         Cost      Gains      Losses    Value
                                       --------- ---------- ---------- --------
                                                (Dollars in thousands)
GNMA mortgage-backed securities....... $ 56,068   $ 1,482      $--     $ 57,550
FNMA mortgage-backed securities.......  217,449     4,175       --      221,624
FHLMC mortgage-backed securities......  105,080     2,182       --      107,262
Collateralized mortgage obligations...  116,397     2,613        (3)    119,007
Mortgage pass-through certificates....  130,471     1,835       --      132,306
                                       --------   -------      ----    --------
  Total............................... $625,465   $12,287      $ (3)   $637,749
                                       ========   =======      ====    ========

   Mortgage-backed securities at December 31, 2001, by contractual maturity, are shown below.

                                           Held to Maturity  Available for sale
                                           ----------------- ------------------
                                           Carrying   Fair   Amortized Carrying
                                            Value    Value     Cost     Value
                                           -------- -------- --------- --------
                                                  (Dollars in thousands)
Due in one year or less................... $    --  $    --  $  3,735  $  3,757
Due after one year through five years.....      --       --       131       134
Due after five years through ten years....      --       --    10,540    10,489
Due after ten years.......................  169,317  174,422  803,153   807,868
                                           -------- -------- --------  --------
  Total................................... $169,317 $174,422 $817,559  $822,248
                                           ======== ======== ========  ========

   During the three months ended December 31, 2001, BankUnited securitized $33.3 million of residential mortgage loans with FHLMC and transferred them into BankUnited's mortgage-backed securties available for sale portfolio, which is carried at fair value. BankUnited subsequently sold $29.7 million of the resulting securities, recognizing net losses of $19,500. The remaining securities at December 31, 2001 had a carrying value of $3.7 million.

   In these securitization transactions, BankUnited retains servicing responsibilities. BankUnited receives annual servicing fees approximating 0.25% of the outstanding receivable balance. The fair value of servicing assets retained upon the securitization of residential mortgage loans and the sale of the resulting securities during the three months ended December 31, 2001, was $0.5 million.

 DISCUSSION OF FINANCIAL CONDITION CHANGES FROM SEPTEMBER 30, 2001 TO DECEMBER 31, 2001 AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2001
                                   AND 2000.

FINANCIAL CONDITION

   The following is a discussion of significant changes from September 30, 2001 to December 31, 2001 in the Statement of Financial Condition.

Assets

   Investments--Investments available for sale increased by $7.1 million, or 10.3%, from $68.7 million at September 30, 2001 to $75.9 million at December 31, 2001. The net increase of $7.1 million includes purchases of equity securities in the amount of $10.4 million, unrealized losses of $1.3 million and the sale of equity securities of $2.7 million, which includes realized gains of $0.8 million.

   Mortgage-backed securities--Mortgage-backed securities held to maturity decreased by $25.7 million, or 13.2%, from $195.0 million at September 30, 2001 to $169.3 million at December 31, 2001. This net decrease was due predominantly to repayments of $25.8 million.

   Mortgage-backed securities available for sale increased by $184.5 million, or 28.9%, from $637.7 million at September 30, 2001 to $822.2 million at December 31, 2001. This increase is due to purchases of $257.8 million and the securitization of $33.3 million of residential mortgage loans. This was offset by decreases due to repayments of $68.9 million, the sale of securitized loans of $29.7 million, and unrealized losses of $7.6 million.

   Loans--Loans receivable, net (including loans held for sale) increased by $205.6 million, or 5.5%, from just below $3.8 billion at September 30, 2001 to $4.0 billion at December 31, 2001. Loan fundings of $709.7 million were offset by repayments of $448.7 million (including accretion of discount and amortization of premium), the securitization of $33.3 million of residential mortgage loans, loan sales of $17.9 million, net of $0.6 million in realized gains, a provision for loan loss of $3.0 million and a transfer to real estate owned of $1.2 million.

   Other interest-earning assets--Other interest-earning assets decreased by $5.2 million or 6.9% from $75.6 million at September 30, 2001 to $70.4 million at December 31, 2001. This category is primarily comprised of FHLB stock, which is required to be purchased in proportion to advances received from the FHLB.

   Due from broker--Due from broker of $25.5 million at September 30, 2001 represents the amount of securities sold at the end of September 2001, which settled in October 2001. At the end of December 31, 2001, there were no sales of securities which would have settled in January 2002.

   Bank-owned life insurance--Bank-owned life insurance increased by $20.5 million, or 100%, from $20.5 million at September 30, 2001 to $41.0 million at December 31, 2001. During the three-month period ended December 31, 2001, BankUnited purchased an additional $20.0 million of bank-owned life insurance and the cash value of the policies increased by $0.5 million.

Liabilities

   Deposits--Deposits increased by $172.3 million, or 6.6%, from just above $2.6 billion at September 30, 2001 to $2.8 billion at December 31, 2001. The increase stems primarily from an increase in core deposits of $153.8 million accompanied by a relatively smaller increase of $18.5 million in certificates of deposit. The increase in core deposits reflects BankUnited's aggressive marketing efforts and strategic partnerships with South Florida sports teams in an effort to increase market visibility.

   Securities sold under agreements to repurchase--Securities sold under agreements to repurchase increased by $83.0 million, or 29.3%, from $283.1 million at September 30, 2001 to $366.1 million at December 31, 2001. Securities sold under agreements to repurchase are used to fund investing activities.

   FHLB advances--FHLB advances increased by $58.1 million, or 3.8%, from $1,509.7 million at September 30, 2001 to $1,567.8 million at December 31, 2001. FHLB advances are used to fund investing activities such as funding loans and purchasing securities.

   Trust Preferred Securities--Trust Preferred Securities increased by $13.0 million, or 6.4%, from $203.6 million at September 30, 2001 to $216.6 million at December 31, 2001. The net increase of $13.0 million is primarily the result of $19.4 million of net proceeds received from the issuance of Trust Preferred Securities by BankUnited Statutory Trust I (see note 3 of the accompanying condensed notes to consolidated financial statements) offset by repurchases of $6.7 million of Trust Preferred Securities originally issued by BankUnited Capital I.

   Advance payments by borrowers for taxes and insurance--The decrease in advance payments by borrowers for taxes and insurance of $22.4 million, or 70%, from $32.0 million at September 30, 2001 to $9.6 million at December 31, 2001 reflects the fact that real estate taxes are predominantly paid in the fourth quarter of each calendar year.

   Due to broker--Due to broker of $15.2 million at September 30, 2001 represents the amount of securities purchased at the end of September 2001, which settled in October 2001. At the end of December 31, 2001, there were no purchases of securities which would have settled in January 2002.

RESULTS OF OPERATIONS

General

   Net income reached $6.9 million for the three months ended December 31, 2001, an increase of $2.9 million, or 72.5%, compared to $4.0 million for the same period in 2000. This net increase includes an increase in net interest income before provision for loan loss of $7.6 million, and an increase in non-interest income of $2.4 million. These increases were offset by an increase in the provision for loan loss of $1.8 million, an increase in non-interest expense of $3.5 million, an increase in the provision for income taxes of $1.3 million, and a decrease in extraordinary gains of $0.5 million. Below is a more detailed discussion of each major category of income and expenses.

   The following detailed discussion of interest income and interest expense should be reviewed in conjunction with the Yields Earned and Rates Paid and Rate/Volume Analysis tables.

Net Interest Income

   Net interest income before provision for loan losses was $25.6 million for the three months ended December 31, 2001, a $7.6 million, or 42.5%, increase over $17.9 million for the same period in 2000. The total increase of $7.6 million is comprised of three components: an increase of $4.7 million due to changes in volume of average interest-earning assets and interest-bearing liabilities, an increase of $2.4 million due to changes in yields earned on interest-earning assets and rates paid on interest-bearing liabilities, and an increase of $0.5 million related the changes in Rate/Volume (see the definition of changes in Rate/Volume provided in the Rate/Volume Analysis table).

   The average balance of interest-earning assets increased by $757.6 million for the three months ended December 31, 2001, compared to the same period in the prior year. The average balance of interest-bearing liabilities increased by $688.1 million, for the three months ended December 31, 2001, compared to the same period in the prior year. The increase in average interest-earning assets generated $13.8 million of additional interest income while the increase in average interest-bearing liabilities generated only $9.1 million of additional interest expense, resulting in an increase of $4.7 million of net interest income due to changes in volume. In addition, the ratio of average interest-earning assets over average interest-bearing liabilities for the three months ended December 31, 2001 was 104.20%, an improvement from 103.21% for the same period in the prior year. This increase in this ratio contributed to the 35 basis point expansion in our net interest margin from 1.76% for the three months ended December 31, 2000 to 2.11% for the same period in 2001.

   Another factor which contributed to the improvement of our net interest margin was the increase in interest rate spread of 35 basis points from 1.57% during the three months ended December 31, 2000 to 1.92% for the same period in 2001. This increase in interest rate spread resulted in an increase in net interest income of $2.4 million due to changes in rates. The improvement in the interest rate spread, in an environment of declining interest rates, is reflective of BankUnited's asset management strategy to improve yields on assets and decrease rates paid on liabilities. This strategy is discussed in
ITEM 3 "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK".

   Interest Income--Interest income increased by $2.1 million, or 2.6%, to $82.6 million for the three months ended December 31, 2001, compared to $80.5 million for the same period in the prior year. This net increase is the result of increases of $13.8 million due to changes in volume, offset by decreases of $9.5 million and $2.2 million due to changes in rate and changes in rate/volume, respectively.

   The majority of the volume-related changes stem from increases in the average balances of mortgage-backed securities, loans, and long-term investments, which increased interest income by $8.9 million, $3.8 million and $1.7 million, respectively, for the three months ended December 31, 2001 compared to the same period in the prior year. Slightly offsetting the impact of these increases in average balances are decreases in the average balances of short-term investments and tax certificates, which decreased interest income by $0.6 million in the aggregate.

   The majority of the rate-related changes stem from the decrease in yield on loans of 86 basis points from 7.68% for the three months ended December 31, 2000 to 6.82% for the same period in 2001. This decrease in yield on loans reduced interest income by $7.9 million for the three months ended December 31, 2001 compared to the same period in the prior year. The yield also decreased on mortgage-backed securities and short-term and long-term investments, reducing interest income by $1.0 million, $0.3 million and $0.6 million, respectively, for the three months ended December 31, 2001 compared to the same period in the prior year. Slightly offsetting the impact of decreases in yield on interest income was an increase in yield on tax certificates, which increased interest income by $0.2 million.

   Interest Expense--Interest expense decreased by $5.5 million, or 8.8%, to $57.1 million for the three months ended December 31, 2001, compared to $62.6 million for the same period in the prior year. This net decrease is the result of increases of $9.1 million due to changes in volume, offset by decreases of $11.9 million and $2.7 million due to changes in rate and changes in rate/volume, respectively.

   The majority of the volume-related changes stem from increases in average FHLB advances and other borrowings, which increased interest expense by $8.3 million, and savings, which increased interest expense by $4.3 million, for the three months ended December 31, 2001 compared to the same period in the prior year. Offsetting the impact of increases in average balances of those liabilities on interest expense, are decreases in the average balance of certificates of deposit, which decreased interest expense by $3.7 million. BankUnited no longer invests in tax certificates. The increase in yield on tax certificates reflects the increase in redemptions of deeds and certificates as we liquidate that portfolio.

   The rate-related changes stem from the decrease in rates paid on all liabilities, from 6.07% for the three months ended December 31, 2000 to 4.73% for the same period in 2001. The most significant improvement came from a decrease in rates paid on certificates of deposits, which changed from 6.36% for the three months ended December 31, 2000 to 5.14% for the same period in 2001. This improvement of 122 basis points reduced the cost of funds by $6.0 million. The decrease in rates paid on FHLB advances and other borrowings of 119 basis points from 6.11% for the three months ended December 31, 2000 to 4.92% for the same period in 2001 reduced the cost of funds by $3.2 million. Additional reductions in the cost of funds came from the decrease in rates paid on NOW/Money Market and savings accounts of 142 basis points and 196 basis points, respectively, in the three-month period ended December 31, 2001 compared to the same period in 2000. The decrease in rates paid reduced the cost of funds for NOW/Money Market and savings accounts by $1.0 million and $1.6 million, respectively, for the three months ended December 31, 2001 compared to the same period in 2000.

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

Yields Earned and Rates Paid

                                 For the Three Months Ended December 31,
                          --------------------------------------------------------
                                     2001                         2000
                          ---------------------------  ---------------------------
                           Average             Yield/   Average             Yield/
                           Balance    Interest  Rate    Balance    Interest  Rate
                          ----------  -------- ------  ----------  -------- ------
                                         (Dollars in thousands)
Interest-earning assets:
  Loans receivable,
   net..................  $3,869,467  $66,087   6.82%  $3,669,465  $70,580   7.68%
  Mortgage-backed
   securities...........     880,357   13,452   6.11      379,447    6,753   7.12
  Short-term
   investments(1).......      12,287      151   4.81       37,392      735   7.69
  Tax certificates......         764       61  32.13        4,909      148  12.10
  Long-term investments
   and FHLB stock,
   net(2)...............     203,317    2,894   5.68      117,421    2,320   7.87
                          ----------  -------  -----   ----------  -------  -----
    Total interest-
     earning assets.....  $4,966,192  $82,645   6.65%  $4,208,634  $80,536   7.64%
                          ----------  -------  -----   ----------  -------  -----
Interest-bearing
 liabilities:
  NOW/Money Market......     325,801    1,158   1.41      285,976    2,041   2.83
  Savings...............     664,465    5,157   3.08      323,737    4,109   5.04
  Certificate of
   deposits.............   1,746,174   22,606   5.14    1,981,784   31,752   6.36
  Trust preferred
   securities...........     206,559    4,929   9.55      209,171    5,058   9.67
  Senior notes..........     200,000    2,831   5.66      200,000    2,832   5.66
  FHLB advances and
   other borrowings.....   1,622,861   20,404   4.92    1,077,114   16,806   6.11
                          ----------  -------  -----   ----------  -------  -----
    Total interest-
     bearing
     liabilities........  $4,765,860  $57,085   4.73%  $4,077,782  $62,598   6.07%
                          ==========  =======  =====   ==========  =======  =====
Excess of interest-
 earning assets over
 interest-bearing
 liabilities............  $  200,332                   $  130,852
                          ==========                   ==========
Net interest income.....              $25,560                      $17,938
                                      =======                      =======
Interest rate spread....                        1.92%                        1.57%
                                               =====                        =====
Net interest margin.....                        2.11%                        1.76%
                                               =====                        =====
Ratio of interest-
 earning assets to
 interest-bearing
 liabilities............      104.20%                      103.21%
                          ----------                   ----------

--------
(1) Short-term investments include FHLB overnight deposits and securities purchased under agreements to resell.
(2) Long-term investments include agency securities and trust preferred securities by other issuers.

Rate/Volume Analysis

   The following tables present, for the periods indicated, the changes in interest income and the changes in interest expense attributable to the changes in interest rates and the changes in the volume of interest-earning assets and interest-bearing liabilities. For each category of interest-earning assets and interest-bearing liabilities, information is provided on the changes attributable to: (i) changes in volume (change in volume multiplied by prior year rate); (ii) changes in rate (change in rate multiplied by prior year volume); (iii) changes in rate/volume (change in rate multiplied by change in volume); and (iv) total changes in rate and volume.

                                       Three Months Ended December 31,
                                                2001 vs. 2000
                                     --------------------------------------
                                     Increase (Decrease) Due
                                                to
                                     --------------------------
                                                        Changes
                                     Changes              in       Total
                                       in     Changes    Rate/    Increase
                                     Volume   in Rate   Volume   (Decrease)
                                     -------  --------  -------  ----------
                                                  (Dollars in thousands)
Interest income attributable to:
  Loans............................. $ 3,840  $ (7,889) $  (444)  $(4,493)
  Mortgage-backed securities and
   collateralized mortgage
   obligations......................   8,916      (958)  (1,259)    6,699
  Short-term investments(1).........    (483)     (269)     168      (584)
  Tax Certificates..................    (125)      246     (208)      (87)
  Long-term investments and FHLB
   stock(2).........................   1,690      (643)    (473)      574
                                     -------  --------  -------   -------
    Total interest-earning assets...  13,838    (9,513)  (2,216)    2,109
                                     -------  --------  -------   -------
Interest expense attributable to:
  NOW/Money Market..................     282    (1,015)    (150)     (883)
  Savings...........................   4,293    (1,586)  (1,659)    1,048
  Certificates of Deposit...........  (3,746)   (6,044)     644    (9,146)
  Trust preferred securities........     (63)      (63)      (3)     (129)
  Senior Notes......................     --                  (1)       (1)
  FHLB advances and other
   borrowings.......................   8,336    (3,204)  (1,534)    3,598
                                     -------  --------  -------   -------
    Total interest-bearing
     liabilities....................   9,102   (11,912)  (2,703)   (5,513)
                                     -------  --------  -------   -------
    Increase in net Interest
     income......................... $ 4,736  $  2,399  $   487   $ 7,622
                                     =======  ========  =======   =======

--------
(1) Short-term investments include FHLB overnight deposits and securities purchased under agreements to resell.
(2) Long-term investments include agency securities and trust preferred securities by other issuers.

   Provision for loan losses--The provision for loan losses was $3.0 million for the three months ended December 31, 2001, an increase of $1.8 million, or 150.0%, from $1.2 million for the same period in the prior year. This increase in provision was necessary to bring the allowance back up to levels management deemed adequate to cover future probable loan losses following the charge off of loans during the three months ended December 31, 2001 of $1.2 million. The additional $0.6 million increase reflects the general increase in loans due to increased production as well as the increase in non-performing loans.

   Non-interest income--Non-interest income was $4.5 million for the three months ended December 31, 2001, an increase of $2.4 million, or 118.4%, from $2.1 million for the same period in the prior year. The majority of this increase is from realized gains of $0.8 million on the sale of equity securities, gains on the securitization and sale of residential mortgage loans of $0.4 million, and realized gains of $0.2 million from the sale of loans. There were no sales of investment securities or securitization and sales of residential mortgage loans during the three months ended December 31, 2000. Loan sales during the three months ended December 31, 2000 resulted in $43,000 of realized gains. Insurance commissions increased by $0.5 million, or 125.0%, to $0.9 million for the three months ended December 31, 2001 compared to $0.4 million for the same period in the prior year. This increase reflects the further development of operations conducted by BUFC Financial Services Inc. ("BUFC"), a wholly owned operating subsidiary of BankUnited, organized for the purpose of selling insurance and securities products. Other increases include the increase in the cash surrender value of bank owned life insurance of $0.5 million and an increase in credit life income of $0.1 million, which is also part of BUFC operations.

   Slightly offsetting these increases was a decrease in service charges of $0.2 million, or 10.3%, for the three months ended December 31, 2001 compared to the same period in the prior year.

   Non-interest expense--Non-interest expense was $16.5 million for the three months ended December 31, 2001, an increase of $3.6 million, or 27.9%, from $12.9 million for the same period in the prior year. The majority of the increases stem from expanding the Bank's operations, which resulted in additional expenses for employee compensation of $1.6 million, occupancy and equipment of $0.5 million, telecommunications of $0.3 million and loan closing fees of $0.4 million. In addition, there were increases in advertising and promotion expense of $0.8 million, and legal and professional expenses of $0.1 million. These increases were offset by decreases in amortization expense of goodwill of $0.4 million (in accordance with a newly issued accounting pronouncement adopted by BankUnited on October 1, 2001), and loan servicing expenses of $0.4 million.

   BankUnited's ability to increase non-interest income by 118.4%, while increasing non-interest expense by only 27.4% has reduced the efficiency ratio to 52.4% for the three-month period ended December 31, 2001, compared to 60.8% for the same period in the prior year.

Extraordinary Item

   In November 1999, the Board of Directors of BankUnited authorized the purchase, from time to time, in the open market, or otherwise, of up to 300,000 shares of Trust Preferred Securities issued by its trust subsidiaries.

   BankUnited purchased 7,000 shares of Trust Preferred Securities at a cost of $6.7 million during the three months ended December 31, 2001. As a result of the early extinguishment of the Trust Preferred Securities, the purchases resulted in extraordinary gains of $3,398, net of $2,127 in taxes, for the three months ended December 31, 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The discussion contained in BankUnited's Annual Report on Form 10-K for the year ended September 30, 2001, under Item 7a, "Quantitative and Qualitative Disclosures about Market Risk," provides detailed quantitative and qualitative disclosures about market risk and should be referenced for information thereon. In addition, the following discussion addresses the sources and effects of developments during the three months ended December 31, 2001 which related to risks associated with investments and mortgage-backed securities.

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

   Risks Associated with Investments and Mortgage-Backed Securities. BankUnited purchases fixed and adjustable rate mortgage-backed securities and other securities for liquidity, yield and risk management purposes. Changes in market interest rates associated with BankUnited's investments and mortgage-backed securities could have a material adverse effect on BankUnited's carrying value of its securities. Such changes in the carrying value of mortgage-backed securities and other securities classified as available-for-sale would be reflected, net of taxes, as a component of stockholder's equity. See Note 5-- "Comprehensive Income" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Securities Portfolio."

                           PART II--OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   At the annual meeting of stockholders of BankUnited held on January 29, 2002, the stockholders voted on the election of three directors to Class III of BankUnited's Board of Directors, the approval of BankUnited's 2002 Stock Award and Incentive Plan, and the approval of an amendment to BankUnited's Articles of Incorporation to increase the number of authorized shares of Class A Common Stock to 60,000,000 from 30,000,000.

   The stockholders voted to elect the nominees for directors as follows:

                                                                         Votes
                                                              Votes For Withheld
                                                              --------- --------
      Alan M. Bernkrant...................................... 3,208,313 369,024
      Alfred R. Camner....................................... 2,889,480 687,857
      Neil H. Messinger, M.D................................. 3,209,264 368,073

   The stockholders voted to approve BankUnited's 2002 Stock Award and Incentive Plan as follows:

                                        Votes                                             Votes
      Votes For                        Against                                          Abstaining
      ---------                        -------                                          ----------
      2,002,170                       1,118,625                                           3,677

   The stockholders voted to approve the amendment to BankUnited's Articles of Incorporation as follows:

                                        Votes                                              Votes
      Votes For                        Against                                           Abstaining
      ---------                        -------                                           ----------
      3,186,638                        383,497                                             7,202

ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits.

    3.1  Articles of Incorporation of BankUnited, as amended on January 29,
         2002.
    10.1 2002 Stock Award and Incentive Plan.

   (b) Reports on Form 8-K.

     BankUnited filed no reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                     Bankunited Financial Corporation

                                                 /s/ Humberto L. Lopez
                                     By: ______________________________________
                                                   Humberto L. Lopez
                                          Senior Executive Vice President and
                                                Chief Financial Officer

Date: February 14, 2002

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

               FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2001

                               INDEX TO EXHIBITS

 Exhibit No. Numbered Page
 ----------- -------------
     3.1     Articles of Incorporation of BankUnited Financial Corporation, as
             amended on January 29, 2002.
    10.1     2002 Stock Award and Incentive Plan.