Form 10-Q
period 2002-03-31
BANKUNITED FINANCIAL CORP
filed 2002-05-15
CIK 894490

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                 For the quarterly period ended March 31, 2002

                                       or

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   The number of shares outstanding of the registrant's common stock at the close of business on May 10, 2002 was 24,574,663 shares of Class A Common Stock, $.01 par value, and 536,562 shares of Class B Common Stock, $.01 par value.

   This Form 10-Q contains 35 pages.
   The Index to Exhibits appears on page 34.

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

             FORM 10-Q REPORT FOR THE QUARTER ENDED MARCH 31, 2002

                                     INDEX

                                                                       Page No.
                                                                       --------

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements..........................................
    Consolidated Statements of Financial Condition as of March 31,
     2002 (unaudited) and September 30, 2001..........................     3
    Consolidated Statements of Operations (unaudited) for the Three
     Months and Six Months Ended March 31, 2002 and March 31, 2001....     4
    Consolidated Statements of Stockholders' Equity (unaudited) for
     the Six Months Ended March 31, 2002 and March 31, 2001...........     5
    Consolidated Statements of Cash Flows (unaudited) for the Six
     Months Ended March 31, 2002 and March 31, 2001...................     6
    Condensed Notes to Consolidated Financial Statements (unaudited)..     7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.....................................    12

Item 3. Quantitative and Qualitative Disclosures about Market Risk....    32

PART II--OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.....................    33

Item 6. Exhibits and Reports on Form 8-K..............................    34

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                      March 31,   September 30,
                                                         2002         2001
                                                      ----------  -------------
                                                       (Dollars in thousands,
                                                       except per share data)
Assets:
 Cash................................................ $   44,741   $   45,113
 Federal Home Loan Bank overnight deposits...........    300,212      246,902
 Federal funds sold and securities purchased under
  agreements to resell...............................        975        2,738
 Tax certificates (net of reserves of $939 and $934
  at March 31, 2002 and September 30, 2001,
  respectively)......................................        248          876
 Investments held to maturity (fair value of
  approximately $66,105 and $66,495 at March 31,
  2002 and September 30, 2001, respectively).........     66,464       66,417
 Investments available for sale, at fair value.......     68,099       68,719
 Mortgage-backed securities, held to maturity (fair
  value of approximately $147,834 and $203,864 at
  March 31, 2002 and September 30, 2001,
  respectively)......................................    143,154      194,979
 Mortgage-backed securities available for sale, at
  fair value.........................................    943,535      637,749
 Loans receivable, net...............................  3,528,406    3,499,608
 Mortgage loans held for sale (fair value of
  approximately $292,366 and $253,490 at March 31,
  2002 and September 30, 2001, respectively).........    289,928      250,041
 Other earning assets................................     83,974       75,625
 Office properties and equipment, net................     16,262       16,054
 Real estate owned...................................      5,821        1,832
 Accrued interest receivable.........................     30,237       30,157
 Mortgage servicing rights...........................      5,945        5,837
 Goodwill............................................     28,353       28,353
 Due from broker.....................................        --        25,469
 Bank-owned life insurance...........................     51,644       20,516
 Prepaid expenses and other assets...................     23,195       21,210
                                                      ----------   ----------
   Total assets...................................... $5,631,193   $5,238,195
                                                      ==========   ==========
Liabilities and Stockholders' Equity:
Liabilities:
 Deposits............................................ $2,885,372   $2,653,145
 Securities sold under agreements to repurchase......    277,024      283,116
 Advances from Federal Home Loan Bank................  1,676,897    1,509,721
 Senior notes........................................    200,000      200,000
 Company obligated mandatorily redeemable trust
  preferred securities of subsidiary trust holding
  solely junior subordinated deferrable interest
  debentures of BankUnited...........................    232,592      203,592
 Interest payable (primarily on deposits and
  advances from Federal Home Loan Bank)..............     14,678       14,265
 Advance payments by borrowers for taxes and
  insurance..........................................     18,737       31,999
 Due to broker.......................................        --        15,178
 Accrued expenses and other liabilities..............     16,995       26,733
                                                      ----------   ----------
   Total liabilities.................................  5,322,295    4,937,749
                                                      ----------   ----------
Stockholders' Equity:
 Preferred Stock, Series B, $0.01 par value.
  Authorized shares--10,000,000. Issued shares--
  574,890 and 355,821 at March 31, 2002 and
  September 30, 2001, respectively. Outstanding
  shares--548,170 and 355,821 at March 31, 2002 and
  September 30, 2001, respectively...................          6            4
 Class A Common Stock, $0.01 par value. Authorized
  shares--60,000,000 and 30,000,000 at March 31,
  2002 and September 30, 2001, respectively. Issued
  shares--24,893,140 and 24,871,219 at March 31,
  2002 and September 30, 2001, respectively.
  Outstanding shares--24,560,140 and 24,538,219 at
  March 31, 2002 and September 30, 2001,
  respectively.......................................        249          249
 Class B Common Stock, $0.01 par value. Authorized
  shares--3,000,000. Issued and outstanding shares--
  536,562 and 505,669 at March 31, 2002 and
  September 30, 2001, respectively...................          5            5
 Additional paid-in capital..........................    252,483      249,788
 Retained earnings...................................     61,803       47,502
 Treasury stock, 333,000 shares of Class A Common
  Stock..............................................     (2,794)      (2,794)
 Treasury stock, 26,720 shares of Series B Preferred
  at March 31, 2002, none at September 30, 2001......       (528)         --
 Deferred compensation obligation....................        528          --
 Accumulated other comprehensive (loss) income.......     (2,854)       5,692
                                                      ----------   ----------
   Total stockholders' equity........................    308,898      300,446
                                                      ----------   ----------
   Total liabilities and stockholders' equity........ $5,631,193   $5,238,195
                                                      ==========   ==========

     See accompanying condensed notes to consolidated financial statements

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                             For the Three      For the Six
                                             Months Ended      Months Ended
                                               March 31,         March 31,
                                            ---------------- ------------------
                                             2002     2001     2002      2001
                                            -------  ------- --------  --------
                                            (Dollars and shares in thousands,
                                                 except per share data)
Interest income:
 Interest and fees on loans...............  $64,161  $69,324 $130,248  $139,904
 Interest on mortgage-backed securities...   15,183    8,383   28,633    15,136
 Interest on short-term investments.......      163      388      314     1,123
 Interest and dividends on long-term
  investments and other interest-earning
  assets..................................    2,886    2,742    5,843     5,210
                                            -------  ------- --------  --------
  Total interest income...................   82,393   80,837  165,038   161,373
                                            -------  ------- --------  --------
Interest expense:
 Interest on deposits.....................   25,882   37,624   54,803    75,526
 Interest on borrowings...................   23,131   20,084   46,366    39,722
 Preferred dividends of subsidiary trust..    4,945    4,984    9,874    10,042
                                            -------  ------- --------  --------
  Total interest expense..................   53,958   62,692  111,043   125,290
                                            -------  ------- --------  --------
 Net interest income before provision for
  loan losses.............................   28,435   18,145   53,995    36,083
Provision for loan losses.................    2,450    1,600    5,400     2,800
                                            -------  ------- --------  --------
 Net interest income after provision for
  loan losses.............................   25,985   16,545   48,595    33,283
                                            -------  ------- --------  --------
Non-interest income:
 Service fees, net........................    1,692    1,539    3,131     3,144
 Insurance and investment services
  income..................................    1,053      599    1,975       927
 Gain on sale of investments and mortgage-
  backed securities.......................       51      281      882       288
 Net gain on sale of loans and other
  assets..................................      922      411    1,512       447
 Other....................................      727      105    1,453       193
                                            -------  ------- --------  --------
  Total non-interest income...............    4,445    2,935    8,953     4,999
                                            -------  ------- --------  --------
Non-interest expenses:
 Employee compensation and benefits.......    7,635    5,181   14,413    10,350
 Occupancy and equipment..................    2,692    2,215    5,316     4,350
 Advertising and promotion expense........    1,725      597    3,280     1,311
 Professional fees-legal and accounting...    1,241      662    2,256     1,568
 Telecommunications and data processing...    1,154      849    2,161     1,569
 Loan servicing expense...................      809    1,234    1,732     2,518
 Insurance................................      269      262      517       510
 Real estate owned operations.............      228     (84)      154     (166)
 Amortization of goodwill.................      --       389      --        777
 Other operating expenses.................    2,564    1,474    4,963     2,924
                                            -------  ------- --------  --------
  Total non-interest expenses.............   18,317   12,779   34,792    25,711
                                            -------  ------- --------  --------
 Income before income taxes and
  extraordinary item......................   12,113    6,701   22,756    12,571
Provision for income taxes................    4,628    2,529    8,337     4,937
                                            -------  ------- --------  --------
 Income before extraordinary item.........    7,485    4,172   14,419     7,634
Extraordinary item (net of tax (benefit)
 expense of $(13), and $132 for the three
 months ended March 31, 2002 and 2001,
 respectively, and $(11) and $476 for the
 six months ended March 31, 2002 and 2001,
 respectively)............................      (20)     211      (17)      761
                                            -------  ------- --------  --------
 Net income...............................  $ 7,465  $ 4,383 $ 14,402  $  8,395
                                            =======  ======= ========  ========
Earnings Per Share:
 Basic earnings per share before
  extraordinary item......................  $  0.30  $  0.22 $   0.57  $   0.39
 Basic earnings per share from
  extraordinary item......................    (0.01)    0.01      --       0.05
                                            -------  ------- --------  --------
  Basic earnings per share................  $  0.29  $  0.23 $   0.57  $   0.44
                                            =======  ======= ========  ========
 Diluted earnings per share before
  extraordinary item......................  $  0.28  $  0.21 $   0.54  $   0.38
 Diluted earnings per share from
  extraordinary item......................      --      0.01      --       0.04
                                            -------  ------- --------  --------
  Diluted earnings per share..............  $  0.28  $  0.22 $   0.54  $   0.42
                                            =======  ======= ========  ========
Weighted average number of common shares
 outstanding:
 Basic....................................   25,195   18,421   25,131    18,345
 Diluted..................................   26,929   19,475   26,846    19,139


     See accompanying condensed notes to consolidated financial statements

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                            For the Six Months Ended March 31, 2002 and 2001
                          --------------------------------------------------------------------------------------
                                                                                      Accumulated
                                                                                         Other
                                                                          Deferred   Comprehensive     Total
                          Preferred Common Paid-in  Retained  Treasury  Compensation Income (Loss) Stockholders'
                            Stock   Stock  Capital  Earnings   Stock     Obligation   Net of Tax      Equity
                          --------- ------ -------- --------  --------  ------------ ------------- -------------
                                                         (Dollars in thousands)
Balance at September 30,
 2001...................     $ 4     $254  $249,788 $47,502   $(2,794)     $ --         $ 5,692      $300,446
 Comprehensive income:
 Net income for the six
  months ended March 31,
  2002..................     --       --        --   14,402       --         --             --         14,402
 Payment of dividends on
  preferred stock.......     --       --        --     (101)      --         --             --           (101)
 Other comprehensive
  loss, net of tax......     --       --        --      --        --         --          (8,546)       (8,546)
                                                                                                     --------
  Total comprehensive
   income...............                                                                                5,755
 Deferred compensation
  obligation............     --       --        --      --        --         528            --            528
 Issuance of stock......     --       --        472     --        --         --             --            472
 Purchase of Series B
  Preferred Stock.......     --       --        --      --       (528)       --             --           (528)
 Stock options and other
  awards................       2      --      2,223     --        --         --             --          2,225
                             ---     ----  -------- -------   -------      -----        -------      --------
Balance at March 31,
 2002...................     $ 6     $254  $252,483 $61,803   $(3,322)     $ 528        $(2,854)     $308,898
                             ===     ====  ======== =======   =======      =====        =======      ========

Balance at September 30,
 2000...................     $10     $185  $181,692 $29,055   $(2,801)     $ --         $(5,554)     $202,587
 Comprehensive income:
 Net income for the six
  months ended March 31,
  2001..................     --       --        --    8,395       --         --             --          8,395
 Payment of dividends on
  preferred stock.......     --       --        --     (395)      --         --             --           (395)
 Other comprehensive
  income, net of tax....     --       --        --      --        --         --           2,684         2,684
                                                                                                     --------
  Total comprehensive
   income...............                                                                               10,684
 Stock options and other
  awards................     --         3       375     --        --         --             --            378
                             ---     ----  -------- -------   -------      -----        -------      --------
Balance at March 31,
 2001...................     $10     $188  $182,067 $37,055   $(2,801)     $ --         $(2,870)     $213,649
                             ===     ====  ======== =======   =======      =====        =======      ========


            See condensed notes to consolidated financial statements

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           For the Six Months
                                                             Ended March 31,
                                                           --------------------
                                                             2002       2001
                                                           ---------  ---------
                                                               (Dollars in
                                                               thousands)
Cash flows from operating activities:
Net income...............................................  $  14,402  $   8,395
Adjustments to reconcile net income to net cash provided
 by operating activities:
 Provision for loan losses...............................      5,400      2,800
 Depreciation and amortization...........................      1,705      1,492
 Adjustments to the carrying value of real estate owned..        391        173
 Amortization of fees, discounts and premiums, net.......      7,541      1,818
 Amortization of mortgage servicing rights...............      1,630        729
 Amortization of goodwill................................        --         777
 Amortization of restricted stock and other awards.......        204         91
 Amortization of unrealized losses on transferred
  mortgage-backed securities.............................         98        110
 Amortization of issuance cost of Senior Notes...........        266        266
 Increase in bank-owned life insurance cash surrender
  value..................................................     (1,128)       --
 Net gain on sale of investment and mortgage-backed
  securities available for sale..........................       (882)       --
 Net gain on sale of loans, and other assets.............     (1,512)      (735)
 Net gain on sale of real estate owned...................       (182)      (268)
 Extraordinary loss (gain) on repurchase of trust
  preferred securities...................................         29     (1,237)
Loans originated for sale................................   (192,339)   (31,113)
Proceeds from sale of loans..............................     20,606     12,126
Increase in accrued interest receivable..................        (80)    (1,654)
Increase in interest payable on deposits and FHLB
 advances................................................        413      1,056
(Decrease) increase in accrued taxes.....................     (2,201)       219
Increase in deferred compensation obligation.............        528        --
Decrease in other liabilities............................     (2,190)    (4,303)
(Increase) decrease in prepaid expenses and other
 assets..................................................     (1,137)       861
Other, net...............................................     (1,734)      (401)
                                                           ---------  ---------
 Net cash provided by (used in) operating activities.....  (150,172)     (8,798)
                                                           ---------  ---------
Cash flows from investing activities:
 Net increase in loans...................................    (81,687)   (47,556)
 Purchase of investment securities held to maturity......        --     (63,233)
 Purchase of investment securities available for sale....    (17,228)    (4,996)
 Purchase of mortgage-backed securities held to
  maturity...............................................        --     (50,320)
 Purchase of mortgage-backed securities available for
  sale...................................................   (423,595)  (112,459)
 Purchase of other earning assets........................    (36,449)   (32,949)
 Purchase of office properties and equipment.............     (1,942)    (1,430)
 Purchase of bank owned life insurance...................    (30,000)       --
 Proceeds from repayments of investment securities held
  to maturity............................................        --       5,000
 Proceeds from repayments of investment securities
  available for sale.....................................     10,037        350
 Proceeds from repayments of mortgage-backed securities
  held to maturity.......................................     52,039     24,305
 Proceeds from repayments of mortgage-backed securities
  available for sale.....................................    164,180     10,933
 Proceeds from repayments of other earning assets........     28,100     24,600
 Proceeds from the sale of investment securities
  available for sale.....................................      7,230        --
 Proceeds from the sale of mortgage-backed securities
  held to maturity.......................................        --          21
 Proceeds from the sale of mortgage-backed securities
  available for sale.....................................    118,236     48,382
 Proceeds from sale of real estate owned.................      1,726      1,665
 Net decrease in tax certificates........................        628      2,960
                                                           ---------  ---------
 Net cash used in investing activities...................   (208,725)  (194,727)
                                                           ---------  ---------
Cash flows from financing activities:
 Net increase in deposits................................    232,227     24,548
 Net increase in Federal Home Loan Bank advances.........    167,176    166,158
 Net (decrease) increase in other borrowings.............     (6,092)    57,838
 Increase in capitalized costs for senior notes..........       (164)      (263)
 Repurchase of trust preferred securities................    (15,325)    (5,250)
 Purchase of Series B Preferred Stock....................       (528)       --
 Net proceeds from issuance of stock.....................      2,493        287
 Net proceeds from the issuance of trust preferred
  securities.............................................     43,648        --
 Dividends paid on preferred stock.......................       (101)      (395)
 Decrease in advances from borrowers for taxes and
  insurance..............................................    (13,262)   (11,961)
                                                           ---------  ---------
 Net cash provided by financing activities...............    410,072    230,962
                                                           ---------  ---------
Increase in cash and cash equivalents....................     51,175     27,437
Cash and cash equivalents at beginning of period.........    294,753    339,321
                                                           ---------  ---------
Cash and cash equivalents at end of period...............  $ 345,928  $ 366,758
                                                           =========  =========
Supplemental disclosure of non-cash investing and
 financing activities:
 Securitization of loans receivable and mortgage loans
  held for sale..........................................  $ 168,264  $ 136,845
 Transfers from loans to real estate owned...............  $   5,924  $     974
 Transfer of loans from portfolio to held for sale.......  $ 178,989  $   1,265

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

   The unaudited consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the six-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002. For further information, refer to the Consolidated Financial Statements and Notes thereto included in BankUnited's Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

   Certain prior period amounts have been reclassified to conform to the March 31, 2002 consolidated financial statements.

2. Earnings Per Share

   The following tables reconcile basic and diluted earnings per share for the three and six months ended March 31, 2002 and 2001.

                                                                For the Six
                                       For the Three Months     Months Ended
                                          Ended March 31,        March 31,
                                       ---------------------- -----------------
                                          2002        2001      2002     2001
                                       ----------  ---------- --------  -------
                                         (Dollars and shares in thousands,
                                               except per share data)
Basic earnings per share:
Numerator:
  Net income before extraordinary
   item............................... $    7,485  $    4,172 $ 14,419  $ 7,634
    Extraordinary item................        (20)        211      (17)     761
                                       ----------  ---------- --------  -------
  Net income..........................      7,465       4,383   14,402    8,395
  Preferred stock dividends...........         51         198      101      395
                                       ----------  ---------- --------  -------
  Net income available to common
   stockholders....................... $    7,414  $    4,185 $ 14,301  $ 8,000
                                       ==========  ========== ========  =======
Denominator:
  Weighted average common shares
   outstanding........................     25,195      18,421   25,131   18,345
                                       ==========  ========== ========  =======
Basic earnings per share before
 extraordinary item................... $     0.30  $     0.22 $   0.57  $  0.39
  Basic earnings per share from
   extraordinary item.................      (0.01)       0.01      --      0.05
                                       ----------  ---------- --------  -------
Basic earnings per share.............. $     0.29  $     0.23 $   0.57  $  0.44
                                       ==========  ========== ========  =======
Diluted earnings per share:
Numerator:
  Net income available to common
   stockholders before extraordinary
   item............................... $    7,434  $    3,974 $ 14,318  $ 7,239
  Plus:
    Reduction of preferred stock
     dividends........................         51          40      101       81
                                       ----------  ---------- --------  -------
  Diluted net income available to
   common stockholders before
   extraordinary item.................      7,485       4,014   14,419    7,320
    Extraordinary item................        (20)        211      (17)     761
                                       ----------  ---------- --------  -------
  Diluted net income available to
   common stockholders................ $    7,465  $    4,225 $ 14,402  $ 8,081
                                       ==========  ========== ========  =======
Denominator:
  Weighted average common shares
   outstanding........................     25,195      18,421   25,131   18,345
  Plus:
    Number of common shares from the
     conversion of options and
     warrants.........................      1,150         611    1,153      351
    Number of common shares from the
     conversion of preferred stock....        584         443      562      443
                                       ----------  ---------- --------  -------
  Diluted weighted average shares
   outstanding........................     26,929      19,475   26,846   19,139
                                       ==========  ========== ========  =======
Diluted earnings per share before
 extraordinary item................... $     0.28  $     0.21 $   0.54  $  0.38
  Diluted earnings per share from
   extraordinary item.................        --         0.01      --      0.04
                                       ----------  ---------- --------  -------
Diluted earnings per share............ $     0.28  $     0.22 $   0.54  $  0.42
                                       ==========  ========== ========  =======

3. Company Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Deferrable Interest Debentures of BankUnited

   BankUnited Statutory Trust II is a wholly owned trust subsidiary of BankUnited which was created under Connecticut law for the purpose of issuing trust preferred securities ("Trust Preferred Securities") and investing the proceeds from the sale thereof in Junior Subordinated Deferrable Interest Debentures issued by BankUnited (the "Junior Subordinated Debentures").

   On March 26, 2002, BankUnited Statutory Trust II issued floating rate Trust Preferred Securities in the amount of $25.0 million and issued common securities in the amount of $0.8 million, which common securities are wholly owned by BankUnited. BankUnited Statutory Trust II simultaneously purchased $25.8 million of Junior Subordinated Debentures issued by BankUnited. The sole asset of the trust is the Junior Subordinated Debentures.

   These Trust Preferred Securities mature on March 26, 2032 and pay a preferential cumulative cash distribution in accordance with the following rate schedule:

  . For the period beginning on March 26, 2002 through June 25, 2002, at the rate of 5.59% per annum.

  . For each successive period beginning on June 26, 2002, and each succeeding interest payment date, and ending on (but excluding) the next succeeding interest payment date at the rate equal to the 3-Month LIBOR plus 3.60%; provided, however, that prior to March 26, 2007, this rate shall not exceed 11.00%.

   The cash distributions are funded by payments made by BankUnited on the Junior Subordinated Debentures, which are paid at the same rate as the Trust Preferred Securities. The interest payment dates are on each June 26, September 26, December 26 and March 26 during the 30-year term.

   BankUnited has the right to redeem the Junior Subordinated Debentures, in whole or in part, but in all cases in multiples of $1,000 in principal, on any payment date on or after March 26, 2007, at the redemption price. BankUnited and BankUnited Statutory Trust II have the right to defer payment of interest at any time and from time to time for up to 20 consecutive quarterly periods. BankUnited has guaranteed all of the obligations of the Trust Preferred Securities subject to certain limitations.

   During the three-month period ended December 31, 2001, BankUnited issued $20.0 million of Trust Preferred Securities through its wholly owned trust subsidiary, BankUnited Statutory Trust I. That issuance, combined with the $25.0 million issued by BankUnited Statutory Trust II, represents $45.0 million of issuances for the six-month period ending March 31, 2002. As of March 31, 2002, BankUnited had outstanding $232.6 million of Trust Preferred Securities issued by all of its subsidiary trusts. See also, Note 8. "Extraordinary Item."

4. Capital

   The Office of Thrift Supervision ("OTS") requires that the Bank meet minimum regulatory, core and risk-based capital requirements. Currently, the Bank exceeds all regulatory capital requirements. The Bank's required, actual and excess regulatory capital levels as of March 31, 2002 and 2001 were as follows:

                                           Regulatory Capital
                         -----------------------------------------------------------
                             Required             Actual               Excess
                         ------------------  ------------------  -------------------
                           2002      2001      2002      2001      2002      2001
                         --------  --------  --------  --------  --------  ---------
                                         (Dollars in thousands)
Core capital............ $168,725  $141,796  $433,869  $350,181  $265,144  $ 208,385
                              3.0%      3.0%      7.7%      7.4%      4.7%       4.4%
Risk-based capital...... $220,595  $192,560  $449,837  $363,140  $229,242  $ 170,580
                              8.0%      8.0%     16.3%     15.1%      8.3%       7.1%

   In connection with the agreement between BankUnited and BankUnited's Chief Executive Officer ("CEO"), to defer receipt of his 2001 bonus into equity of BankUnited, BankUnited issued 26,720 shares of its Noncumulative Convertible Series B Preferred Stock in March 2002 and placed the shares into a Rabbi Trust formed to satisfy BankUnited's obligation to the CEO. See Note 7. "Deferred Compensation Obligation."

5. Comprehensive Income

   BankUnited's comprehensive income includes all items which comprise net income plus other comprehensive income which includes the unrealized holding gains and losses on available for sale securities, including investments and mortgage-backed securities. For the three and six months ended March 31, 2002 and 2001, BankUnited's other comprehensive (loss) income was as follows:

                                                                 For the Six
                                                                    Months
                                          For the Three Months   Ended March
                                            Ended March 31,          31,
                                          -------------------------------------
                                             2002       2001     2002     2001
                                          ----------  -----------------  ------
                                                (Dollars in thousands)
Other comprehensive (loss) income, net
 of tax:
  Unrealized holding (losses) gains
   arising during the period, net of tax
   (benefit) expense of $(2,008) and
   $1,201 for the three months ended
   March 31, 2002 and 2001,
   respectively, and $(5,896) and $1,638
   for the six months ended March 31,
   2002 and 2001, respectively..........  $   (2,947) $   1,918 $(9,148) $2,616
  Less reclassification adjustment for:
    Amortization of unrealized losses on
     transferred securities, net of tax
     expense of $15 and $21 for the
     three months ended March 31, 2002
     and 2001, respectively, and $38 and
     $42 for the six months ended March
     31, 2002 and 2001, respectively....          24         34      60      68
    Realized gains on securities sold
     included in net income, net of tax
     expense of $20 and $340 for the
     three and six months ended March
     31, 2002, respectively.............          31        --      542     --
                                          ----------  --------- -------  ------
Total other comprehensive (loss) income,
 net of tax.............................  $   (2,892) $   1,952 $(8,546) $2,684
                                          ==========  ========= =======  ======

6. Commitments and Contingencies

   BankUnited is a party to certain claims and litigation arising in the ordinary course of business. In the opinion of management, the resolution of such claims and litigation will not materially affect BankUnited's consolidated financial position or results of operations.

7. Deferred Compensation Obligation

   In March 2002, BankUnited and its CEO agreed to restructure the CEO's compensation to assist BankUnited in ensuring that, to the extent possible, the CEO's compensation for the period from April 1, 2002 to September 30, 2005 would be deductible for federal income tax purposes. In connection with the compensation restructuring, BankUnited awarded the CEO the right to acquire on a deferred basis 26,720 shares of BankUnited's Noncumulative Convertible Preferred Stock, Series B in lieu of his deferred cash bonus for 2001. Delivery of these shares has been deferred and made subject to conditions intended to enable BankUnited to avoid being precluded from deducting the bonus for tax purposes. BankUnited accrued the deferred bonus during fiscal year 2001 and the deferred obligation, to deliver the shares, is classified in the stockholders' equity section of BankUnited's Consolidated Statement of Financial Condition as of March 31, 2002.

8. Extraordinary Item

   In November 1999, the Board of Directors of BankUnited authorized the purchase, from time to time, in the open market, or otherwise, of up to 300,000 shares of Trust Preferred Securities issued by its trust subsidiaries. BankUnited purchased 9,000 shares of Trust Preferred Securities at a cost of $8.6 million during the three months ended March 31, 2002, resulting in total purchases of 16,000 shares of Trust Preferred

Securities at a cost of $15.3 million for the six months ended March 31, 2002. As a result of the early extinguishments of the Trust Preferred Securities, extraordinary losses of $20,649, net of $12,926 in tax benefit, were recorded for the three months ended March 31, 2002, and extraordinary losses of $17,251, net of $10,799 in tax benefit, were recorded for the six months ended March 31, 2002.


9. Subsequent Event

   On April 2, 2002, the Bank entered into an interest rate swap contract having a notional value of $25.0 million and providing for the receipt by the Bank of fixed-rate payments based on an interest rate of 10.25% in exchange for variable-rate payments paid by BankUnited which are tied to 3 Month LIBOR. The contract requires the Bank to pay a floating rate based on 3 Month LIBOR plus 3.41% quarterly, beginning on June 30, 2002 with quarterly resets and payment dates beginning on June 30, 2002 on every March 31, June 30, September 30, and December 31, compounded quarterly. Payments will be made up to and including the maturity date of December 31, 2026. This contract became effective on April 4, 2002.

   The counter-party has the right to terminate this transaction at any time on or after December 31, 2006, upon 30 days notification and subject to the following premium call schedule:

   12/31/06                                                            105.125
   12/31/07                                                             104.61
   12/31/08                                                             104.10
   12/31/09                                                             103.59
   12/31/10                                                             103.08
   12/31/11                                                             102.56
   12/31/12                                                             102.05
   12/31/13                                                             101.54
   12/31/14                                                             101.03
   12/31/15                                                             100.51
   12/31/16                                                             100.00

   BankUnited entered into this contract for the purpose of hedging its long-term interest costs on the 10.25% Trust Preferred Securities, issued by BankUnited Capital, a wholly trust subsidiary of BankUnited. As of April 4, 2002, 3 Month LIBOR was 2.03%. BankUnited will account for this contract as a hedge under the provisions of Statement of Financial Accounting Standards
No. 133, "Accounting for Derivative Instruments and Hedging Activities."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis and the related financial data present a review of the consolidated operating results and financial condition of BankUnited for the six-month periods ended March 31, 2002 and 2001. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in BankUnited's Annual Report on Form 10-K for the year ended September 30, 2001.

   This Quarterly Report on Form 10-Q contains forward-looking statements. Additional written or oral forward-looking statements may be made by BankUnited from time to time in filings with the Securities and Exchange Commission or otherwise. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements may include, but are not limited to, projections of income, borrowing costs, prepayment rates, and plans for future operations or acquisitions, as well as assumptions relating to the foregoing. The words "believe," "expect," "anticipate," "estimate," "project," "intend," and similar expressions identify forward-looking statements that are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, and in many instances, are beyond BankUnited's control. Factors or events associated with risks and uncertainties include, but are not limited to: general economic conditions, competition, national and local market and economic conditions, credit risks related to BankUnited's loan portfolio, monetary and fiscal policies and regulations, which include those determined by the Federal Reserve Board, the Federal Deposit Insurance Corporation, state regulators and the Office of Thrift Supervision, the impact of changes in accounting policies, laws and regulations effecting the banking and financial services industries, adverse changes in interest rates, market volatility, and potential litigation liabilities. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.

General

   BankUnited is a Florida-incorporated savings and loan holding company for the Bank. The Bank was founded in 1984 as a state chartered savings and loan association. In 1993, the Bank was converted to a federally chartered savings bank and became a wholly owned subsidiary of BankUnited pursuant to a plan of re-organization approved by the shareholders. BankUnited's principal business currently consists of the operation of its wholly owned subsidiary, the Bank. In addition to managing the business activities of the Bank, BankUnited invests primarily in U.S. Government and federal agency securities, mortgage-backed securities and other permitted investments. The Bank's primary business has traditionally been to attract retail deposits from the general public and to invest those deposits, together with borrowings, principal repayments and other funds, primarily in one-to-four family residential mortgage loans and, to a lesser extent, mortgage-backed securities, commercial real estate loans, multi-family mortgage loans, commercial business loans and consumer loans. The Bank has also made other investments permitted by the OTS. The Bank is subject to the regulations issued by certain federal agencies and undergoes periodic examinations by those regulatory authorities. References to BankUnited include the activities of all of its subsidiaries, including the Bank and its subsidiaries, if the context so requires.

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

Critical Accounting Policies

   BankUnited's financial position and results of operations are impacted by management's application of accounting policies involving judgments made to arrive at the carrying value of certain assets. Management's greatest challenge in implementing its policies is the need to make estimates about the effect of matters that are inherently less than certain. For a detailed discussion of BankUnited's significant accounting policies, see Note 1 to the Notes to Consolidated Financial Statements ("Summary of Significant Accounting Policies") in BankUnited's Form 10-K for the fiscal year ended September 30, 2001. The most critical accounting policies applied by BankUnited are those that relate to the loan portfolio, and as we continue to securitize and sell residential mortgage loans, mortgage servicing rights.

   A variety of estimates impact the carrying value of the loan portfolio, including the amount of the allowance for loan losses, the placement of loans on non-accrual status, and the valuation of loans held for sale.

   The allowance for loan losses is management's most difficult subjective judgment regarding the loan portfolio, and is established and maintained at levels that management believes are adequate to cover losses resulting from the inability of borrowers to make required payments on loans. Estimates for loan losses are arrived at by analyzing historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan administration and resolution, the views of regulators, changes in the size and composition of the loan portfolio, and peer group information. In addition, this analysis requires consideration of the economic climate and direction, increases or decreases in overall lending rates, political conditions, legislation directly or indirectly impacting the banking industry, and economic conditions effecting specific geographical areas in which BankUnited conducts business. Where there is a question as to the impairment of a specific loan, management obtains valuations of the property or collateral securing the loan, and current financial information of the borrower including financial statements, when available. Since the calculation of appropriate loan loss allowances relies on management's estimates and judgments relating to inherently less than certain events, actual results may differ from management's estimates.

   For a more detailed discussion about the allowance for loan losses, see "Asset Quality" on pages 11 and 35 and "Allowance for Loan Losses" in Note 1 to the Notes to Consolidated Financial Statements ("Summary of Significant Accounting Policies") on page 66 of the BankUnited's Form 10-K for the fiscal year ended September 30, 2001.

   Several estimates impact mortgage servicing rights, including the amount of gains or losses recognized upon the securitization and sale of residential loans, the amortization of the assets, and the periodic valuation of the assets. The initial and ongoing valuation and amortization of mortgage servicing rights are significantly impacted by the interest rates, prepayment experience and the credit performance of the underlying loans. In general, in periods of declining interest rates, the value of these assets declines due to prepayment on loans serviced by BankUnited. See discussion contained herein, under Item 3. "Quantitative and Qualitative Disclosures about Market Risk."

   For a more detailed discussion on mortgage servicing rights, see "Mortgage Servicing Rights" on page 68 in Note 1 to the Notes to Consolidated Financial Statements ("Summary of Significant Accounting Policies") on page 66 of BankUnited's Form 10-K for the fiscal year ended September 30, 2001.

Second Quarter Highlights

   BankUnited reported net income before extraordinary items of $7.5 million for the quarter ended March 31, 2002, up $3.3 million, or 79%, compared to $4.2 million for the same period in the prior year. Basic and diluted earnings per share, before extraordinary items, were $0.30 and $0.28 per share, respectively, for the quarter ended March 31, 2002, versus $0.22 and $0.21 per share, before extraordinary items, for basic and diluted earnings, respectively, for the same period in the prior year.

   Assets grew to $5.6 billion at March 31, 2002, compared to $5.2 billion at September 30, 2001 and $5.5 billion at December 31, 2001, which represents an 8% increase from fiscal year-end 2001 and a 2% increase over the previous quarter. Loan production continues to fuel asset growth, which reached $513 million for the quarter ended March 31, 2002.

   BankUnited's trust subsidiary, BankUnited Statutory Trust II, issued $25.0 million of Trust Preferred Securities during the quarter. The proceeds were invested in Junior Subordinated Deferrable Interest Debentures issued by BankUnited. Proceeds from the sale of the Junior Subordinated Debentures will be used to provide the Bank with additional capital and enable the Bank to continue its asset growth.

Liquidity and Capital Resources

   Liquidity management is concerned with meeting all cash outflow commitments on a daily and ongoing basis while minimizing the cost of foregone earnings on idle cash, satisfying minimum reserve requirements and other regulatory standards, and avoiding the cost of emergency borrowing and forced liquidation of assets. The overall objective is to fund operations and meet obligations in the most cost effective manner.

   BankUnited manages liquidity through the analysis of alternative sources of short-term funding used to meet short-term demands. Short-term demands can be met with funds provided by borrowings, deposits, the maturity and repayment of portfolio loans, mortgage-backed and other securities, and proceeds from the sale of mortgage-backed securities, securitized loans and loans held for sale. When determining which sources of funds to utilize, BankUnited takes into consideration any known trends, events or uncertainties in order to prevent impediments to liquidity. For instance, customer deposits have historically been one of BankUnited's most reliable sources of funds. If customer satisfaction were to wane or if BankUnited were unable to offer competitive interest rates on our deposit products, this source could potentially be hampered, having a negative impact on liquidity. Furthermore, since over 59% of BankUnited's loans receivable before net items as of September 30, 2001 were secured by properties located in Florida, a downturn in the local economy could also have a negative impact on liquidity by reducing the ability of borrowers to repay loans. During the second quarter of fiscal 2002, BankUnited had not identified any known trends, events, or uncertainties, which are reasonably likely to impede liquidity.

   BankUnited experienced a $51.2 million increase in cash and cash equivalents, which consists of cash, Federal Home Loan Bank overnight deposits, federal funds sold and securities purchased under agreements to resell for the six month period ended March 31, 2002 from $294.8 million at September 30, 2001 to $345.9 million at March 31, 2002.

   BankUnited' primary source of funds is through investing activities, which includes principal and interest payments as well as maturities on loans and mortgage-backed securities, and other securities. For the six months ended March 31, 2002 and 2001, principal and interest payments on loans and mortgage-backed securities, and other securities totaled $1.3 billion and $569.5 million, respectively. Other significant sources of funds provided by investing activities include the sale of assets, which are in excess of portfolio needs. During the six months ended March 31, 2002, BankUnited received proceeds of $118.2 million from the sale of mortgage-backed securities, including securitized loans, and $7.2 million from the sale of investment securities.

   Financing activities are the second largest source of funds for BankUnited. For the six months ended March 31, 2002 and 2001, the increase in deposits, borrowings, and the issuance of Trust Preferred Securities provided BankUnited with $437.0 million and $248.5 million, respectively. The largest portion of the increase of $410.1 million of funds provided by financing activities for the six months ended March 31, 2002 is from an increase in deposits of $232.2 million. BankUnited attributes this increase in deposits to the aggressive advertising campaign and strategic partnerships with two of South Florida's professional sports teams, which helps to increase the Bank's market visibility. BankUnited also utilizes FHLB advances to help fund new loans generated from loan production which fuels asset growth. FHLB advances increased by $167.2 million and $166.2 million for the six months ended March 31, 2002 and 2001, respectively which is consistent with the increase in loan production. In addition, BankUnited issued Trust Preferred Securities through its subsidiary trusts BankUnited Statutory Trust I and II, during the six months ended March 31, 2002, which provided $43.6 million in net proceeds. There were no issuances of Trust Preferred Securities during the six months ended March 31, 2001. (See note 3. of the accompanying condensed notes to consolidated financial statements). These proceeds were offset by purchases, by BankUnited, of 10.25% Trust Preferred Securities issued by its trust subsidiary BankUnited Capital, in the amount of $15.3 million (See note 8. of the accompanying condensed notes to consolidated financial statements).

   Funds are also provided by operating activities, which include the proceeds from the sale of loans. During the six months ended March 31, 2002, proceeds from the sale of loans were $19.1 million, net of $1.5 million in gains. Selling loans in excess of portfolio needs is part of BankUnited's asset management strategy.

   BankUnited's primary use of funds is for its operating and investing activities, which includes funding loans and purchasing mortgage-backed and other securities. For the six months ended March 31, 2002 and 2001, BankUnited funded loans in the amount of $1.3 billion and $620.5 million, respectively. The sharp increase in loan fundings is largely the result of the increase in loan production of 134% for the six months ended March 31, 2002 as compared to the same period in the prior year. This increase in production is a reflection of BankUnited's efforts and the favorable rates available to borrowers. For the six months ended March 31, 2002 and 2001, BankUnited purchased $440.8 million and $231.0 million, respectively, of mortgage-backed and other securities. This activity is also part of BankUnited' continuing asset management strategy to maximize yields on interest earning assets.

   Federal savings banks such as the Bank are required to maintain capital at levels specified by applicable minimum capital ratios. At March 31, 2002, the Bank was in compliance with all capital requirements and met the definition of a "well capitalized" institution under applicable federal regulations.

Asset Quality

   Non-performing assets as of March 31, 2002 were $32.5 million, which represents an increase of $1.0 million or 2.8% from $31.6 million as of September 30, 2001. The net increase of $0.9 million in non-performing assets is the result of a net increase of 4.0 million in real estate owned, offset by a net decrease in non-performing loans of $2.7 million, and a decrease in non-accrual tax certificates of $0.4 million. The increase in real estate owned and decrease in non-performing loans is due mostly to one commercial loan in the amount of $3.8 million, which was transferred to real estate owned in the second quarter of fiscal 2002. BankUnited had reserved for projected losses on this loan in prior periods and disposed of it at a slight gain following the end of a quarter.

   The following table sets forth information concerning BankUnited's non-performing assets at March 31, 2002 and September 30, 2001.

                                                       March 31, September 30,
                                                         2002        2001
                                                       --------- -------------
                                                       (Dollars in thousands)
Non-accrual loans.....................................  $25,124     $27,429
Restructured loans....................................      638       1,034
                                                        -------     -------
  Total non-performing loans..........................   25,762      28,463
Non-accrual tax certificates..........................      939       1,264
Real estate owned.....................................    5,821       1,832
                                                        -------     -------
  Total non-performing assets.........................  $32,522     $31,559
                                                        =======     =======
Allowance for losses on tax certificates..............  $   939     $   934
Allowance for loan losses.............................   17,831      15,940
                                                        -------     -------
  Total allowance.....................................  $18,770     $16,874
                                                        =======     =======
Non-performing assets as a percentage of total
 assets...............................................     0.58%       0.60%
Non-performing loans as a percentage of total loans...     0.67%       0.76%
Allowance for loan losses as a percentage of total
 loans................................................     0.46%       0.42%
Allowance for loan losses as a percentage of non-
 performing loans.....................................    69.21%      56.00%
Net charge-offs as a percentage of average total
 loans................................................     0.18%       0.11%

   BankUnited's allowance for loan losses is established and maintained based upon management's evaluation of the risks inherent in BankUnited's loan portfolio, including the economic trends and other conditions in specific geographic areas as they relate to the nature of BankUnited's portfolio. See discussion contained herein on "Critical Accounting Policies."

   The following table sets forth the change in BankUnited's allowance for loan losses for the three and six months ended March 31, 2002 and September 30, 2001.

                                                              For the Six Months
                          For the Three Months Ended                 Ended
                          -------------------------------   -----------------------
                           March 31,       September 30,    March 31, September 30,
                             2002              2001           2002        2001
                          -------------   ---------------   --------- -------------
                                        (Dollars in thousands)
Allowance for loan
 losses, balance (at
 beginning of period)...   $      17,684     $      14,334   $15,940     $13,981
Provisions for loan
 losses.................           2,450             2,650     5,400       4,300
Loans charged off.......          (2,341)           (1,066)   (3,591)     (2,376)
Recoveries..............              38                22        82          35
                           -------------     -------------   -------     -------
Allowance for loan
 losses, balance (at end
 of period).............   $      17,831     $      15,940   $17,831     $15,940
                           =============     =============   =======     =======

   The following table sets forth charge-offs by category of BankUnited's non-performing loans for the three and six months ended March 31, 2002 and September 30, 2001.

                                                              For the Six Months
                          For the Three Months Ended                 Ended
                          -------------------------------   -----------------------
                           March 31,       September 30,    March 31, September 30,
                             2002              2001           2002        2001
                          -------------   ---------------   --------- -------------
                                        (Dollars in thousands)
One-to-four family
 residential mortgages..   $         248     $           4   $   320     $   211
Commercial real estate..             887               --        887         --
Commercial business.....           1,187             1,034     2,201       2,091
Consumer................              19                28       183          74
                           -------------     -------------   -------     -------
Total charge-offs.......   $       2,341     $       1,066   $ 3,591     $ 2,376
                           =============     =============   =======     =======

   The following table sets forth recoveries by category of BankUnited's non-performing loans for the three and six months ended March 31, 2002 and September 30, 2001.

                                                              For the Six Months
                          For the Three Months Ended                 Ended
                          -------------------------------   -----------------------
                           March 31,       September 30,    March 31, September 30,
                             2002              2001           2002        2001
                          -------------   ---------------   --------- -------------
                                        (Dollars in thousands)
One-to-four family
 residential mortgages..   $         --      $           4   $   --      $     5
Commercial real estate..             --                --        --          --
Commercial business.....              32                15        70          19
Consumer................               6                 3        12          11
                           -------------     -------------   -------     -------
Total recoveries........   $          38     $          22   $    82     $    35
                           =============     =============   =======     =======

   The following table sets forth BankUnited's allocation of the allowance for loan losses by category as of March 31, 2002 and September 30, 2001.

                                                         March 31, September 30,
                                                           2002        2001
                                                         --------- -------------
                                                         (Dollars in thousands)
Balance at the end of the period applicable to:
  One-to-four family residential mortgages..............  $ 3,914     $ 3,616
  Multi-family residential mortgages....................      355         270
  Commercial real estate................................    3,482       3,131
  Construction..........................................    1,633       1,377
  Land..................................................      638         867
  Commercial business...................................    5,614       5,298
  Consumer..............................................    1,508       1,351
  Unallocated...........................................      687          30
                                                          -------     -------
    Total allowance for loan losses.....................  $17,831     $15,940
                                                          =======     =======

Loan Portfolio

   The following table sets forth the composition of BankUnited's loan portfolio, including loans held for sale, at March 31, 2002 and September 30, 2001.

                                     March 31, 2002       September 30, 2001
                                  ---------------------- ----------------------
                                              Percent of             Percent of
                                    Amount     Total(1)    Amount     Total(1)
                                  ----------  ---------- ----------  ----------
                                            (Dollars in thousands)
Mortgage loans:
  One-to-four family residential
   mortgages(2).................  $3,300,016     86.4%   $3,198,331     85.3%
  Multi-family residential
   mortgages....................      19,147      0.5        20,619      0.5
  Commercial real estate........     143,497      3.8       158,451      4.2
  Construction..................     136,092      3.6       114,790      3.1
  Land..........................      14,556      0.4        33,620      0.9
                                  ----------    -----    ----------    -----
    Total mortgage loans........   3,613,308     94.7     3,525,811     94.0
                                  ----------    -----    ----------    -----
Other loans:
  Commercial business ..........     101,653      2.7       132,438      3.5
  Consumer .....................      93,908      2.4        84,698      2.3
                                  ----------    -----    ----------    -----
  Total other loans.............     195,561      5.1       217,136      5.8
                                  ----------    -----    ----------    -----
    Total loans.................   3,808,869     99.8     3,742,947     99.8
Unearned discounts, premiums and
 deferred loan fees, net........      27,296      0.7        22,642      0.6
Allowance for loan losses.......     (17,831)    (0.5)      (15,940)    (0.4)
                                  ----------    -----    ----------    -----
Loans receivable, net...........  $3,818,334    100.0%   $3,749,649    100.0%
                                  ==========    =====    ==========    =====

(1) Percent of Total is calculated using "Loans receivable, net" in the denominator.
(2) During the six months ended March 31, 2002, $168.3 million of one-to-four family residential mortgage loans were securitized and transferred to BankUnited's mortgage-backed securities available for sale portfolio.

Securities Portfolio

   Presented below is an analysis of the carrying values and approximate fair values of investments held to maturity.

                                                    March 31, 2002
                                        --------------------------------------
                                                   Gross      Gross
                                        Carrying Unrealized Unrealized  Fair
                                         Value     Gains      Losses    Value
                                        -------- ---------- ---------- -------
                                                (Dollars in thousands)
U.S. government agency securities...... $50,001     $--       $(401)   $49,600
Trust preferred securities of other
 issuers...............................  15,402      423       (387)    15,438
State of Israel Bonds..................      61      --         --          61
Other..................................   1,000        7         (1)     1,006
                                        -------     ----      -----    -------
  Total................................ $66,464     $430      $(789)   $66,105
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

                                                   March 31, 2002
                                      ----------------------------------------
                                                  Gross      Gross
                                      Amortized Unrealized Unrealized Carrying
                                        Cost      Gains      Losses    Value
                                      --------- ---------- ---------- --------
                                               (Dollars in thousands)
U.S. government agency securities....  $ 8,125    $    5    $   (44)  $ 8,086
Equity securities....................    1,122       167        --      1,289
Trust preferred securities of other
 issuers.............................   24,860        48     (2,442)   22,466
Other................................   36,622        53       (417)   36,258
                                       -------    ------    -------   -------
  Total..............................  $70,729    $  273    $(2,903)  $68,099
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
                                       =======    ======    =======   =======

   Investment securities at March 31, 2002, by contractual maturity, are shown below.

                                        Held to Maturity   Available for Sale
                                       ------------------- -------------------
                                       Carrying            Amortized  Carrying
                                        Value   Fair Value    Cost     Value
                                       -------- ---------- ---------- --------
                                               (Dollars in thousands)
Due in one year or less............... $     --  $    --    $    25   $     25
Due after one year through five
 years................................       --       --      3,105      3,061
Due after five years through ten
 years................................       --       --     21,310     21,181
Due after ten years...................   66,403   66,044     29,880     27,491
Equity securities (maturity n/a)......       61       61     16,409     16,341
                                       --------  -------    -------   --------
  Total............................... $ 66,464  $66,105    $70,729   $ 68,099
                                       ========  =======    =======   ========

   Presented below is an analysis of the carrying values and approximate fair values of mortgage-backed securities held to maturity.

                                                   March 31, 2002
                                       ---------------------------------------
                                                  Gross      Gross
                                       Carrying Unrealized Unrealized   Fair
                                        Value     Gains      Losses    Value
                                       -------- ---------- ---------- --------
                                               (Dollars in thousands)
GNMA mortgage-backed securities....... $ 40,817  $ 2,395    $   --    $ 43,212
FNMA mortgage-backed securities.......   18,842      683        --      19,525
FHLMC mortgage-backed securities......   46,320    1,104        --      47,424
Collateralized mortgage obligations...   28,398      375         (6)    28,767
Mortgage pass-through certificates....    8,777      129        --       8,906
                                       --------  -------    -------   --------
  Total............................... $143,154  $ 4,686    $    (6)  $147,834
                                       ========  =======    =======   ========

                                                  September 30, 2001
                                       ----------------------------------------
                                                   Gross      Gross
                                       Carrying  Unrealized Unrealized   Fair
                                         Value     Gains      Losses    Value
                                       --------- ---------- ---------- --------
                                                (Dollars in thousands)
GNMA mortgage-backed securities......  $ 57,423   $  3,326   $    --   $ 60,749
FNMA mortgage-backed securities......    32,071      1,252        --     33,323
FHLMC mortgage-backed securities.....    55,965      2,534        --     58,499
Collateralized mortgage obligations..    38,646      1,492        --     40,138
Mortgage pass-through certificates...    10,874        281        --     11,155
                                       --------   --------   --------  --------
  Total..............................  $194,979   $  8,885   $    --   $203,864
                                       ========   ========   ========  ========

   Presented below is an analysis of mortgage-backed securities designated as available for sale.

                                                    March 31, 2002
                                       ----------------------------------------
                                                   Gross      Gross
                                       Amortized Unrealized Unrealized Carrying
                                         Cost      Gains      Losses    Value
                                       --------- ---------- ---------- --------
                                                (Dollars in thousands)
GNMA mortgage-backed securities......  $ 44,799   $    843   $    --   $ 45,642
FNMA mortgage-backed securities......   365,152      1,691     (1,669)  365,174
FHLMC mortgage-backed securities.....   118,475        589       (792)  118,272
Collateralized mortgage obligations..    98,686        662       (524)   98,824
Mortgage pass-through certificates...   316,252      1,180     (1,809)  315,623
                                       --------   --------   --------  --------
  Total..............................  $943,364   $  4,965   $ (4,794) $943,535
                                       ========   ========   ========  ========

                                                  September 30, 2001
                                       ----------------------------------------
                                                   Gross      Gross
                                       Amortized Unrealized Unrealized Carrying
                                         Cost      Gains      Losses    Value
                                       --------- ---------- ---------- --------
                                                (Dollars in thousands)
GNMA mortgage-backed securities......  $ 56,068   $  1,482   $    --   $ 57,550
FNMA mortgage-backed securities......   217,449      4,175        --    221,624
FHLMC mortgage-backed securities.....   105,080      2,182        --    107,262
Collateralized mortgage obligations..   116,397      2,613         (3)  119,007
Mortgage pass-through certificates...   130,471      1,835        --    132,306
                                       --------   --------   --------  --------
  Total..............................  $625,465   $ 12,287   $     (3) $637,749
                                       ========   ========   ========  ========

   Mortgage-backed securities at March 31, 2002, by contractual maturity, are shown below.

                                         Held to Maturity   Available for Sale
                                       -------------------- -------------------
                                       Carrying             Amortized  Carrying
                                         Value   Fair Value    Cost     Value
                                       --------- ---------- ---------- --------
                                                (Dollars in thousands)
Due in one year or less..............  $     --   $     --   $     31  $     11
Due after one year through five
 years...............................        --         --        419       435
Due after five years through ten
 years...............................        --         --      9,733     9,671
Due after ten years..................   143,154    147,834    933,181   933,418
                                       --------   --------   --------  --------
  Total..............................  $143,154   $147,834   $943,364  $943,535
                                       ========   ========   ========  ========

   During the six months ended March 31, 2002, BankUnited securitized $168.3 million of residential mortgage loans with FNMA and FHLMC, $72.7 million of which were serviced by others, and transferred them into BankUnited's mortgage-backed securities available for sale portfolio, which is carried at fair value. BankUnited subsequently sold $93.2 million of the resulting securities, recognizing net gains of $1.2 million, which includes the recognition of mortgage servicing rights of $1.6 million and at March 31, 2002, there were $109.0 million of securities remaining from loan securitizations, $106.2 million of which are serviced by others.

 In these securitization transactions, with the exception of loans serviced by others, BankUnited retains servicing responsibilities. BankUnited receives annual servicing fees approximating 0.25% of the outstanding receivable balance. The fair value of servicing assets retained upon the securitization of residential mortgage loans and the sale of the resulting securities during the six months ended March 31, 2002 was $1.6 million.

 The investors in the securitized assets have no recourse to BankUnited's other assets for failure of debtors to pay when due. BankUnited's retained interests are subordinate to investors interests. The value of the retained interests is subject to prepayment risk on the transferred financial assets, and the general level of interest rates.

 At March 31, 2002, key economic assumptions and the sensitivity of the current fair value of retained securities to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

                                                          Retained Securities
                                                         ----------------------
                                                         (Dollars in thousands)
Carrying amount (fair value) of retained securities.....        $108,987
Weighted average life in years..........................             4.1
Annual prepayment assumption............................            20.8%
  Impact on fair value of 10 percent adverse change.....        $   (221)
  Impact on fair value of 20 percent adverse change.....        $   (397)
Annual cash flow discount rate..........................            6.10%
  Impact on fair value of 10 percent adverse change.....        $ (1,989)
  Impact on fair value of 20 percent adverse change.....        $ (3,905)

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

 The total principal amount of loans, underlying the retained securities at March 31, 2002 was $108.1 million, none of which was 60 days or more past due. There were no credit losses during the six months ended March 31, 2002 from the loans underlying the retained securities outstanding at March 31, 2002.

       DISCUSSION OF FINANCIAL CONDITION CHANGES FROM SEPTEMBER 30, 2001 TO MARCH 31, 2002 AND RESULTS OF OPERATIONS FOR THE THREE AND SIX
                     MONTHS ENDED MARCH 31, 2002 AND 2001.

FINANCIAL CONDITION

   The following is a discussion of material changes from September 30, 2001 to March 31, 2002 in the Consolidated Statement of Financial Condition. For a discussion of changes in cash in cash equivalents, see Liquidity and Capital Resources.

Assets

   Mortgage-backed securities--Mortgage-backed securities held to maturity decreased by $51.8 million, or 26.6%, from $195.0 million at September 30, 2001 to $143.2 million at March 31, 2002. This decrease was due predominantly to repayments of $52.0 million.

   Mortgage-backed securities available for sale increased by $305.8 million, or 48.0%, from $637.7 million at September 30, 2001 to $943.5 million at March 31, 2002. This increase is due to purchases of $408.4 million of mortgage-backed securities and the securitization of $168.3 million of residential mortgage loans. This was offset by decreases due to repayments of $164.2 million, sales of $93.2 million (including losses of $0.4 million), unrealized losses of $12.1 million, and accretion of discounts and amortization of premiums of $1.4 million.

   Loans--Although loans receivable, net (including loans held for sale) remained relatively flat at $3.8 billion increasing slightly by $68.7 million, or 1.8%, there was substantial activity. Loan fundings of $1,292.1 million were offset by repayments of $1,024.4 million (including accretion of discount and amortization of premium), the securitization of $168.3 million of residential mortgage loans, loan sales of $19.1 million, net of $1.5 million in realized gains, a provision for loan loss of $5.4 million, a transfer to real estate owned of $5.9 million, and a transfer to other assets of $0.3 million.

   Other earning assets--Other interest earning assets increased by $8.4 million, or 11.1%, from $75.6 million at September 30, 2001 to $84.0 million at March 31, 2002. This category is primarily comprised of FHLB stock, which is required to be purchased in proportion to advances received from the FHLB.

   Due from broker--Due from broker of $25.5 million at September 30, 2001 represents the amount of securities sold at the end of September 2001, which settled in October 2001. At the end of March 31, 2002, there were no sales of securities pending settlement.

   Bank owned life insurance--Bank owned life insurance increased by $31.1 million, or 151.7%, from $20.5 million at September 30, 2001 to $51.6 million at March 31, 2002. During the six-month period ended March 31, 2002, BankUnited purchased an additional $30.0 million of bank owned life insurance and the cash value of the policies increased by $1.1 million. The additional bank owned life insurance was purchased in order to further offset the projected cost of the Bank's benefit plan for all employees.

Liabilities

   Deposits--Deposits increased by $232.3 million, or 8.8%, from $2.7 billion at September 30, 2001 to $2.9 billion at March 31, 2002. The increase stems primarily from an increase in core deposits of $218.4 million accompanied by a relatively smaller increase of $13.9 million in certificates of deposit. The increase in core deposits reflects BankUnited's aggressive marketing efforts and strategic partnerships with two South Florida sports teams in an effort to increase market visibility.

   FHLB advances--FHLB advances increased by $167.2 million, or 11.1%, from $1.5 billion at September 30, 2001 to $1.7 billion at March 31, 2002. FHLB advances are used to fund investing activities such as funding loans and purchasing securities.

   Trust Preferred Securities--Trust preferred securities increased by $29.0 million, or 14.2%, from $203.6 million at September 30, 2001 to $232.6 million at March 31, 2002. The net increase of $29.0 million is primarily the result of $43.6 million of net proceeds received from the issuance by BankUnited Statutory Trust I and BankUnited Statutory Trust II (see note 3 of the accompanying condensed notes to consolidated financial statements) of Trust Preferred Securities offset by repurchases of $15.3 million of Trust Preferred Securities originally issued by BankUnited Capital.

   Advance payments by borrowers for taxes and insurance--The decrease in advance payments by borrowers for taxes and insurance of $13.3 million, or 41.6%, from $32.0 million at September 30, 2001 to $18.7 million at March 31, 2002 is a reflection of the borrower's real estate taxes, which are paid in the fourth quarter of each calendar year.

   Due to broker--Due to broker of $15.2 million at September 30, 2001 represents the amount of securities purchased at the end of September 2001, which settled in October 2001. At the end of March 31, 2002, there were no purchases of securities pending settlement.

Stockholders' Equity

   The net increase in stockholders' equity of $8.5 million or 2.8% from $300.4 million at September 30, 2001 to $308.9 million at March 31, 2002 is due largely to comprehensive income of $5.8 million for the six months ended March 31, 2002, which is the net result of net income after preferred stock dividends of $14.3 million reduced by $8.5 million of comprehensive losses. To a lesser extent the issuance of stock during the six months ended March 31, 2002 increased equity by $2.7 million, $2.2 million of which is from stock options and other awards to BankUnited associates under compensation plans approved by BankUnited's shareholders. The balance of stock issuances of $0.5 million is from the purchase of 23,887 shares of Series B Preferred Stock in the second quarter of fiscal 2002 by BankUnited's Chairman of the Board and Chief Executive Officer ("CEO") pursuant to rights granted under the 2002 Stock Award and Incentive Plan. In addition, in March 2002, BankUnited and its CEO agreed to restructure the CEO's compensation to assist BankUnited in ensuring, to the extent possible, the CEO's compensation for the period from April 1, 2002 to September 30, 2005 would be deductible for federal income tax purposes. In connection with the compensation restructuring, BankUnited awarded the CEO the right to acquire, on a deferred basis, 26,720 shares of BankUnited's Noncumulative Convertible Preferred Stock, Series B in lieu of his deferred cash bonus for 2001. Delivery of these shares has been deferred and made subject to conditions intended to enable BankUnited to avoid being precluded from deducting the bonus for tax purposes. These shares have been placed in a Rabbi Trust on behalf of the CEO and are classified as Treasury Stock in the stockholders equity section of BankUnited's Consolidated Statement of Financial Condition. BankUnited accrued the deferred bonus during fiscal year 2001 and the deferred obligation to deliver the shares is classified in the stockholders' equity section of BankUnited's Consolidated Statement of Financial Condition as of March 31, 2002.

RESULTS OF OPERATIONS

General

   Net income was $7.5 million for the three months ended March 31, 2002, an increase of $3.1 million, or 70.5%, compared to $4.4 million for the same period in 2001. The net increase of $3.1 million for the three-month period included an increase in net interest income before provision for loan losses of $10.3 million, and an increase in non-interest income of $1.5 million. These increases were offset by an increase in the provision for loan losses of $0.9 million, an increase in non-interest expense of $5.5 million, an increase in the provision for income taxes of $2.1 million, and a decrease in extraordinary gains of $0.2 million.

   For the six months ended March 31, 2002, net income was $14.4 million, which is a $6.0 million, or 71.4% higher than the $8.4 million for the same period in 2001. The net increase of $6.0 million for the six-month period included an increase in net interest income before provision for loan loss of $17.9 million, and an increase in non-interest income of $4.0 million. These increases were offset by an increase in the provision for loan loss of $2.6 million, an increase in non-interest expense of $9.1 million, an increase in the provision for income taxes of $3.4 million, and a decrease in extraordinary gains of $0.8 million.

   Below is a more detailed discussion of each major category of income and expense for both the three and six-month periods ended March 31, 2002 compared to the same periods in the prior year.

   In conjunction with the following discussion of interest income and interest expense, please review the Yields Earned and Rates Paid and Rate/Volume Analysis tables.

Net Interest Income

 Three Months Ended March 31, 2002 and 2001

   Net interest income before provision for loan losses was $28.4 million for the three months ended March 31, 2002, a $10.3 million, or 56.9%, increase over $18.1 million for the same period in 2001. The total increase of $10.3 million was due to three factors: an increase of $5.7 million due to changes in volume of average interest-earning assets and interest-bearing liabilities, an increase of $5.1 million due to changes in yields earned on interest-earning assets and rates paid on interest-bearing liabilities, and a decrease of $0.5 million related to the changes in Rate/Volume (see the definition of changes in Rate/Volume provided in the Rate/Volume Analysis table).

   The average balance of interest-earning assets increased by $853.6 million for the three months ended March 31, 2002, compared to the same period in the prior year. The average balance of interest-bearing liabilities increased by $803.6 million, for the three months ended March 31, 2002, compared to the same period in the prior year. The increase in average interest-earning assets generated $16.3 million of additional interest income while the increase in average interest-bearing liabilities generated only $10.6 million of additional interest expense, resulting in an increase of $5.7 million of net interest income due to changes in volume. In addition, the ratio of average interest-earning assets over average interest-bearing liabilities for the three months ended March 31, 2002 was 103.51%, an improvement from 102.98% for the same period in the prior year. The increase in this ratio contributed to the 54 basis point expansion in our net interest margin from 1.66% for the three months ended March 31, 2001 to 2.20% for the same period in 2002.

   Another factor that contributed to the improvement of BankUnited's net interest margin was the increase in interest rate spread of 56 basis points from 1.49% during the three months ended March 31, 2001 to 2.05% for the same period in 2002. This increase in interest rate spread resulted in an increase in net interest income of $5.1 million due to changes in rates.

   Interest Income--Interest income increased by $1.6 million, or 2.0%, to $82.4 million for the three months ended March 31, 2002, compared to $80.8 million for the same period in the prior year. This net increase was the result of increases of $16.3 million due to changes in volume, offset by decreases of $11.0 million and $3.7 million due to changes in rate and changes in rate/volume, respectively.

   The volume-related changes in interest income stem from the increase in average mortgage-backed securities, loans, long-term investments and FHLB stock, and short-term investments, which increased interest income by $11.0 million, $4.2 million, $1.2 million, and $0.1 million, respectively for the three months ended March 31, 2002 compared to the same period in the prior year. Slightly offsetting the impact that increases in average balances of those assets had on interest income was a decrease in the average balance of tax certificates, which decreased interest income by $0.2 million.

   The rate-related changes in interest income stemmed mostly from the decrease in the average yield on loans of 96 basis points from 7.54% for the three months ended March 31, 2001 to 6.58% for the same period in 2002. This drop in yield on loans reduced interest income by $8.8 million for the three months ended March 31, 2002 compared to the same period in the prior year. Yield also dropped on mortgage-backed securities, short-term and long-term investments and FHLB stock, reducing interest income by $1.8 million, $0.3 million and $0.7 million respectively, for the three months ended March 31, 2002 compared to the same period in the prior year. Slightly offsetting the impact that decreases in yield on those assets had on interest income was an increase in the yield on tax certificates, which increased interest income by $0.6 million.

   Interest Expense--Interest expense decreased by $8.7 million, or 13.9%, to $54.0 million for the three months ended March 31, 2002, compared to $62.7 million for the same period in the prior year. This net decrease was the result of increases of $10.6 million due to changes in volume, offset by decreases of $16.1 million and $3.2 million due to changes in rate and changes in rate/volume, respectively.

   The majority of the volume-related changes stem from the increase in average FHLB advances and other borrowings, and savings, which increased interest expense by $8.5 million and $4.3 million, respectively, for the three months ended March 31, 2002 compared to the same period in the prior year. Offsetting the impact increases in average balances of those liabilities had on interest expense were decreases in the average balance of certificates of deposit, which decreased interest expense by $3.0 million.

   The rate-related changes stemmed from the decrease in the average rates paid on all liabilities, from 6.08% for the three months ended March 31, 2001 to 4.38% for the same period in 2002. The most significant improvement came from a drop in rates paid on certificates of deposits, which changed from 6.44% for the three months ended March 31, 2001 to 4.59% for the same period in 2002. This improvement of 185 basis points reduced the cost of funds by $9.0 million. The drop in rates paid on FHLB advances and other borrowings of 127 basis points from 6.03% for the three months ended March 31, 2001 to 4.76% for the same period in 2002 reduced the cost of funds by $3.6 million. Additional reductions in the cost of funds came from the drop in rates paid on NOW/money market, savings accounts, and trust preferred securities of 129 basis points, 253 basis points, and 40 basis points, respectively, in the three-month period ended March 31, 2002 compared to the same period in 2001. The drop in rates paid reduced the cost of funds for NOW/money market, savings accounts and trust preferred securities by $0.9 million, $2.4 million, and $0.2 million, respectively, for the three months ended March 31, 2002 compared to the same period in 2001.

 Six Months Ended March 31, 2002 and 2001

   Net interest income before provision for loan losses was $54.0 million for the six months ended March 31, 2002, a $17.9 million, or 49.6%, increase over $36.1 million for the same period in 2001. Most of the total increase of $17.9 million was due to changes in volume of average interest-earning assets and interest-bearing liabilities resulting in an increase in net interest income of $10.4 million, and changes in yields earned on interest-earning assets and rates paid on interest-bearing liabilities, increasing net interest income by $7.4 million.

   The average balance of interest-earning assets increased by $805.0 million for the six months ended March 31, 2002, compared to the same period in the prior year. The average balance of interest-bearing liabilities increased by $745.2 million, for the six months ended March 31, 2002, compared to the same period in the prior year. The increase in average interest-earning assets generated $30.1 million of additional interest income while the increase in average interest-bearing liabilities generated only $19.7 million of additional interest expense, resulting in an increase of $10.4 million of net interest income due to changes in volume. In addition, the ratio of average interest-earning assets over average interest-bearing liabilities for the six months ended March 31, 2002 was 103.85%, a slight improvement from 103.10% for the same period in the prior year. The increase in this ratio contributed to the 44 basis point expansion in our net interest margin from 1.71% for the six months ended March 31, 2001 to 2.15% for the same period in 2002.

   Another factor that contributed to the improvement of our net interest margin was the increase in interest rate spread of 45 basis points from 1.53% during the six months ended March 31, 2001 to 1.98% for the same period in 2002. This increase in interest rate spread resulted in an increase in net interest income of $7.4 million due to changes in rates.

   Interest Income--Interest income increased by $3.6 million, or 2.2%, to $165.0 million for the six months ended March 31, 2002, compared to $161.4 million for the same period in the prior year. This net increase was the result of an increase of $30.1 million due to changes in volume, offset by decreases of $20.7 million and $5.8 million due to changes in rate and changes in rate/volume, respectively.

   The volume-related changes in interest income stemmed from the increase in average mortgage-backed securities, loans, and long-term investments and FHLB stock, which increased interest income by $19.9 million, $8.0 million, and $2.9 million, respectively, for the six months ended March 31, 2002 compared to the same period in the prior year. Slightly offsetting the impact that increases in average balances of those assets had on interest income were decreases in the average balances of short-term investments and tax certificates, which decreased interest income by $0.4 million and $0.3 million, respectively.

   The rate-related changes in interest income stemmed mostly from the decrease in yield on loans of 91 basis points from 7.61% for the six months ended March 31, 2001 to 6.70% for the same period in 2002. This drop in yield on loans reduced interest income by $16.7 million for the six months ended March 31, 2002 compared to the same period in the prior year. Yields also dropped on mortgage-backed securities, short-term and long-term investments and FHLB stock, reducing interest income by $2.8 million, $0.6 million and $1.3 million, respectively, for the six months ended March 31, 2002 compared to the same period in the prior year. Slightly offsetting the impact that decreases in the average yield on those assets had on interest income was an increase in the average yield on tax certificates, which increased interest income by $0.8 million.

   Interest Expense--Interest expense decreased by $14.3 million, or 11.4%, to $111.0 million for the six months ended March 31, 2002, compared to $125.3 million for the same period in the prior year. This net decrease was the result of increases of $19.7 million due to changes in volume, offset by decreases of $28.1 million and $5.8 million due to changes in rate and changes in rate/volume, respectively.

   The majority of the volume-related changes stemmed from the increase in average FHLB advances and other borrowings, and savings, which increased interest expense by $16.8 million and $8.6 million, respectively, for the six months ended March 31, 2002 compared to the same period in the prior year. Offsetting the impact that increases in average balances of those liabilities had on interest expense, was a decrease in the average balance of certificates of deposit, which decreased interest expense by $6.8 million.

   The rate-related changes stemmed from the decrease in the average rates paid on all liabilities, from 6.08% for the six months ended March 31, 2001 to 4.56% for the same period in 2002. The most significant improvement came from a drop in rates paid on certificates of deposits, which changed from 6.40% for the six months ended March 31, 2001 to 4.86% for the same period in 2002. This improvement of 154 basis points reduced the cost of funds by $15.1 million. The drop in rates paid on FHLB advances and other borrowings of 123 basis points from 6.07% for the six months ended March 31, 2001 to 4.84% for the same period in 2002 reduced the cost of funds by $6.8 million. Additional reductions in the cost of funds came from the drop in rates paid on NOW/money market, savings accounts, and trust preferred securities of 135 basis points, 225 basis points and 26 basis points, respectively, in the six-month period ended March 31, 2002 compared to the same period in 2001. The drop in rates paid reduced the cost of funds for NOW/ money market, savings accounts and trust preferred securities by $1.9 million, $3.9 million, and $0.3 million, respectively, for the six months ended March 31, 2002 compared to the same period in 2001.

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

Yields Earned and Rates Paid

                                  For the Three Months Ended March 31,
                          --------------------------------------------------------
                                     2002                         2001
                          ---------------------------  ---------------------------
                           Average             Yield/   Average             Yield/
                           Balance    Interest  Rate    Balance    Interest  Rate
                          ----------  -------- ------  ----------  -------- ------
                                         (Dollars in thousands)
Interest-earning assets:
  Loans receivable,
   net..................  $3,906,684  $64,161   6.58%  $3,686,431  $69,324   7.54%
  Mortgage-backed
   securities...........     992,438   15,183   6.12      429,851    8,383   7.80
  Short-term
   investments(1).......      24,968      163   2.61       19,917      388   7.80
  Tax certificates......         452      107  94.69        3,337      201  24.12
  Long-term investments
   and FHLB stock,
   net(2)...............     210,448    2,779   5.31      141,861    2,541   7.20
                          ----------  -------  -----   ----------  -------  -----
    Total interest-
     earning assets.....  $5,134,990  $82,393   6.43%  $4,281,397  $80,837   7.57%
                          ----------  -------  -----   ----------  -------  -----
Interest-bearing
 liabilities:
  NOW/Money Market......  $  375,924  $ 1,336   1.44%  $  287,067  $ 1,930   2.73%
  Savings...............     704,820    4,647   2.67      373,998    4,793   5.20
  Certificate of
   deposits.............   1,759,505   19,899   4.59    1,945,937   30,901   6.44
  Trust preferred
   securities...........     213,597    4,945   9.26      206,414    4,984   9.66
  Senior notes..........     200,000    2,834   5.67      200,000    2,834   5.67
  FHLB advances and
   other borrowings.....   1,707,170   20,297   4.76    1,143,968   17,250   6.03
                          ----------  -------  -----   ----------  -------  -----
    Total interest-
     bearing
     liabilities........  $4,961,016  $53,958   4.38%  $4,157,384  $62,692   6.08%
                          ==========  =======  =====   ==========  =======  =====
Excess of interest-
 earning assets over
 interest-bearing
 liabilities............  $  173,974                   $  124,013
                          ==========                   ==========
Net interest income.....              $28,435                      $18,145
                                      =======                      =======
Interest rate spread....                        2.05%                        1.49%
                                               =====                        =====
Net interest margin(3)..                        2.20%                        1.66%
                                               =====                        =====
Ratio of interest-
 earning assets to
 interest-bearing
 liabilities............      103.51%                      102.98%
                          ----------                   ----------

--------
(1) Short-term investments include FHLB overnight deposits and securities purchased under agreements to resell.
(2) Long-term investments include agency securities and trust preferred securities of other issuers.
(3) Net interest margin is calculated based on actual days outstanding for each category of interest-earning assets and interest-bearing liabilities.

Yields Earned and Rates Paid

                                   For the Six Months Ended March 31,
                          -------------------------------------------------------
                                     2002                         2001
                          ---------------------------  --------------------------
                           Average             Yield/   Average            Yield/
                           Balance    Interest  Rate    Balance   Interest  Rate
                          ----------  -------- ------  ---------- -------- ------
                                         (Dollars in thousands)
Interest-earning assets:
  Loans receivable,
   net..................  $3,887,871  $130,248  6.70%  $3,677,854 $139,904  7.61%
  Mortgage-backed
   securities...........     935,782    28,633  6.12      404,372   15,136  7.49
  Short-term
   investments(1).......      18,558       314  3.35       28,751    1,123  7.73
  Tax certificates......         610       168 55.08        4,132      350 16.93
  Long-term investments
   and FHLB stock,
   net(2)...............     206,843     5,675  5.49      129,506    4,860  7.52
                          ----------  -------- -----   ---------- -------- -----
    Total interest-
     earning assets.....  $5,049,664  $165,038  6.54%  $4,244,615 $161,373  7.61%
                          ----------  -------- -----   ---------- -------- -----
Interest-bearing
 liabilities:
  NOW/Money Market......  $  350,587  $  2,494  1.43%  $  286,515 $  3,972  2.78%
  Savings...............     684,421     9,804  2.87      348,591    8,901  5.12
  Certificate of
   deposits.............   1,752,766    42,505  4.86    1,964,058   62,653  6.40
  Trust preferred
   securities...........     210,039     9,874  9.40      207,808   10,042  9.66
  Senior notes..........     200,000     5,664  5.66      200,000    5,666  5.67
  FHLB advances and
   other borrowings.....   1,664,553    40,702  4.84    1,110,174   34,056  6.07
                          ----------  -------- -----   ---------- -------- -----
    Total interest-
     bearing
     liabilities........  $4,862,366  $111,043  4.56%  $4,117,146 $125,290  6.08%
                          ==========  ======== =====   ========== ======== =====
Excess of interest-
 earning assets over
 interest-bearing
 liabilities............  $  187,298                   $  127,469
                          ==========                   ==========
Net interest income.....              $ 53,995                    $ 36,083
                                      ========                    ========
Interest rate spread....                        1.98%                       1.53%
                                               =====                       =====
Net interest margin(3)..                        2.15%                       1.71%
                                               =====                       =====
Ratio of interest-
 earning assets to
 interest-bearing
 liabilities............      103.85%                     103.10%
                          ----------                   ----------

--------
(1) Short-term investments include FHLB overnight deposits and securities purchased under agreements to resell.
(2) Long-term investments include agency securities and trust preferred securities of other issuers.
(3) Net interest margin is calculated based on actual days outstanding for each category of interest-earning assets and interest-bearing liabilities.

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

                                            Three Months Ended March 31,
                                                    2002 vs. 2001
                                         --------------------------------------
                                         Increase (Decrease) Due
                                                    to
                                         --------------------------
                                                            Changes
                                         Changes              in       Total
                                           in     Changes    Rate/    Increase
                                         Volume   in Rate   Volume   (Decrease)
                                         -------  --------  -------  ----------
                                               (Dollars in thousands)
Interest income attributable to:
  Loans................................. $ 4,152  $ (8,847) $  (468)  $ (5,163)
  Mortgage-backed securities and
   collateralized mortgage obligations..  10,970    (1,805)  (2,365)     6,800
  Short-term investments(1).............      98      (258)     (65)      (225)
  Tax certificates......................    (174)      589     (509)       (94)
  Long-term investments and FHLB
   stock(2).............................   1,235      (670)    (327)       238
                                         -------  --------  -------   --------
    Total interest-earning assets.......  16,281   (10,991)  (3,734)     1,556
                                         -------  --------  -------   --------
Interest expense attributable to:
  NOW/Money Market......................     606      (926)    (274)      (594)
  Savings...............................   4,301    (2,366)  (2,081)      (146)
  Certificates of deposit...............  (3,002)   (9,000)   1,000    (11,002)
  Trust preferred securities............     173      (206)      (6)       (39)
  Senior notes..........................     --        --                  --
  FHLB advances and other borrowings....   8,490    (3,632)  (1,811)     3,047
                                         -------  --------  -------   --------
    Total interest-bearing liabilities..  10,568   (16,130)  (3,172)    (8,734)
                                         -------  --------  -------   --------
    Increase (decrease) in net interest
     income............................. $ 5,713  $  5,139  $  (562)  $ 10,290
                                         =======  ========  =======   ========

--------
(1) Short-term investments include FHLB overnight deposits and securities purchased under agreements to resell.
(2) Long-term investments include agency securities and trust preferred securities of other issuers.

                                             Six Months Ended March 31,
                                                    2002 vs. 2001
                                         --------------------------------------
                                         Increase (Decrease) Due
                                                    to
                                         --------------------------
                                                            Changes
                                         Changes              in       Total
                                           in     Changes    Rate/    Increase
                                         Volume   in Rate   Volume   (Decrease)
                                         -------  --------  -------  ----------
                                               (Dollars in thousands)
Interest income attributable to:
  Loans................................. $ 7,991  $(16,734) $  (913)  $ (9,656)
  Mortgage-backed securities and
   collateralized mortgage obligations..  19,901    (2,770)  (3,634)    13,497
  Short-term investments(1).............    (394)     (630)     215       (809)
  Tax certificates......................    (298)      788     (672)      (182)
  Long-term investments and FHLB
   stock(2).............................   2,907    (1,314)    (778)       815
                                         -------  --------  -------   --------
    Total interest-earning assets.......  30,107   (20,660)  (5,782)     3,665
                                         -------  --------  -------   --------
Interest expense attributable to:
  NOW/Money Market......................     891    (1,934)    (435)    (1,478)
  Savings...............................   8,597    (3,921)  (3,773)       903
  Certificates of deposit...............  (6,761)  (15,123)   1,736    (20,148)
  Trust preferred securities............     108      (270)      (6)      (168)
  Senior notes..........................      --       (10)       8         (2)
  FHLB advances and other borrowings....  16,825    (6,828)  (3,351)     6,646
                                         -------  --------  -------   --------
    Total interest-bearing liabilities..  19,660   (28,086)  (5,821)   (14,247)
                                         -------  --------  -------   --------
    Increase in net interest income..... $10,447  $  7,426  $    39   $ 17,912
                                         =======  ========  =======   ========

--------
(1) Short-term investments include FHLB overnight deposits and securities purchased under agreements to resell.
(2) Long-term investments include agency securities and trust preferred securities of other issuers.

   The following is a discussion of non-interest income and non-interest expense for the three and six months ended March 31, 2002 and 2001.

 Three Months Ended March 31, 2002 and 2001

   Provision for loan losses--The provision for loan losses was $2.5 million for the three months ended March 31, 2002, an increase of $0.9 million, or 56.3%, from $1.6 million for the same period in the prior year.

   Non-interest income--Non-interest income was $4.4 million for the three months ended March 31, 2002, an increase of $1.5 million, or 51.7%, from $2.9 million for the same period in the prior year. This net increase represented increases in each category of non-interest income with the exception of gains on the sale of investments and mortgage-backed securities. The largest increase was for other non-interest income, which increased by $0.6 million, or 600%, from $0.1 million for the three months ended March 31, 2001 to $0.7 million for the same period in 2002. This was the result of an increase in the cash surrender value of bank-owned life insurance of $0.6 million. BankUnited realized gains of $0.9 million from the sale of loans during the three months ended March 31, 2002, compared to $0.4 million for the same period in the prior year, which is a $0.5 million, or 125% increase. Insurance and investment services income increased by $0.5 million, or 83.3%, to $1.1 million for the three months ended March 31, 2002 compared to $0.6 million for the same period in the prior year. This increase reflected the further development of operations conducted by BUFC Financial Services Inc. ("BUFC"), a wholly owned operating subsidiary of BankUnited organized for the purpose of selling insurance and securities products. Net service fees increased by $0.2 million, or 13.3%, for the three months ended March 31, 2002 compared to the same period in the prior year.

   For the three months ended March 31, 2002, BankUnited realized gains of approximately $471,000 from the sale of investment securities, which was offset by losses from the sale of mortgage-backed securities of approximately $421,000. For the three months ended March 31, 2001, BankUnited realized gains of approximately $281,000 from the sale of mortgage-backed securities and there were no gains or losses from the sale of investment securities. This represents a $0.2 million, or 66.7%, net decrease in gains on the sale of investments and mortgage-backed securities for the three months ended March 31, 2002 compared to the same period in 2001.

   Non-interest expense--Non-interest expense was $18.3 million for the three months ended March 31, 2002, an increase of $5.5 million, or 43.0%, from $12.8 million for the same period in the prior year. The majority of the increases stemmed from expanding the Bank's operations, which resulted in additional expenses for employee compensation of $2.4 million, occupancy and equipment of $0.5 million, and telecommunications of $0.4 million. In addition, there were increases in advertising and promotion expense of $1.1 million, legal and professional expenses of $0.5 million, real estate owned operations of $0.3 million, and other of $1.1 million. These increases were offset by decreases in amortization expense of goodwill of $0.4 million (in accordance with a newly issued accounting pronouncement adopted by BankUnited on October 1, 2001, which eliminated the amortization of goodwill), and a decrease in loan servicing expense of $0.4 million.

   BankUnited's ability to increase non-interest income in greater proportion to non-interest expense has improved the efficiency ratio to 52.2% for the three-month period ended March 31, 2002, compared to 58.1% for the same period in the prior year.

 Six Months Ended March 31, 2002 and 2001

   Provision for loan losses--The provision for loan losses was $5.4 million for the six months ended March 31, 2002, an increase of $2.6 million, or 92.9%, from $2.8 million for the same period in the prior year.

   Non-interest income--Non-interest income was $9.0 million for the six months ended March 31, 2002, an increase of $4.0 million, or 80.0%, from $5.0 million for the same period in the prior year. This net increase represented increases in each category of non-interest income. The largest increase was for other non-interest income, which increased by $1.3 million, or 650%, from $0.2 million for the six months ended March 31, 2001 to $1.5 million for the same period in 2002. This was due mostly to an increase in the cash surrender value of bank owned life insurance of $1.1 million. BankUnited realized gains of $1.5 million from the sale of loans during the six months ended March 31, 2002, compared to $0.4 million for the same period in the prior year, which is a $1.1 million, or 275% increase. Insurance and investment services income increased by $1.1 million, or 122.2%, to $2.0 million for the six months ended March 31, 2002 compared to $0.9 million for the same period in the prior year.

   For the six months ended March 31, 2002, BankUnited realized gains of $1.3 million from the sale of investment securities, which was offset by losses from the sale of mortgage-backed securities of approximately $440,000. For the six months ended March 31, 2001, BankUnited realized gains of approximately $288,000 from the sale of mortgage-backed securities and there were no gains or losses from the sale of investment securities. This represents a $0.6 million, or 200.0%, net decrease in gains on the sale of investments and mortgage-backed securities for the six months ended March 31, 2002 compared to the same period in 2001.

   Non-interest expense--Non-interest expense was $34.8 million for the six months ended March 31, 2002, an increase of $9.1 million, or 35.4%, from $25.7 million for the same period in the prior year. The majority of the increases stemmed from expanding the Bank's operations, which resulted in additional expenses for employee compensation of $4.0 million, occupancy and equipment of $0.9 million, and telecommunications of $0.6 million. In addition, there were increases in advertising and promotion expense of $2.0 million, legal and professional expenses of $0.7 million, real estate owned operations of $0.4 million, and other of $2.1 million. These increases were offset by decreases in amortization expense of goodwill of $0.8 million (in accordance with a newly issued accounting pronouncement adopted by BankUnited on October 1, 2001) and loan servicing expense of $0.8 million.

   BankUnited's ability to increase non-interest income in greater proportion to non-interest expense has improved the efficiency ratio to 52.3% for the six-month period ended March 31, 2002, compared to 59.4% for the same period in the prior year.

Extraordinary Item

   In November 1999, the Board of Directors of BankUnited authorized the purchase, from time to time, in the open market, or otherwise, of up to 300,000 shares of Trust Preferred Securities issued by its trust subsidiaries.

   BankUnited purchased 9,000 shares of Trust Preferred Securities at a cost of $8.6 million during the three months ended March 31, 2002, resulting in total purchases of 16,000 shares of Trust Preferred Securities at a cost of $15.3 million for the six months ended March 31, 2002. As a result of the early extinguishments of the Trust Preferred Securities, extraordinary losses of $20,649, net of $12,926 in tax benefit, were recorded for the three months ended March 31, 2002, and extraordinary losses of $17,251, net of $10,799 in tax benefit, were recorded for the six months ended March 31, 2002.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The discussion contained in BankUnited's Annual Report on Form 10-K for the year ended September 30, 2001, under Item 7a, "Quantitative and Qualitative Disclosures about Market Risk," provides detailed quantitative and qualitative disclosures about market risk and should be referenced for information thereon. In addition, the following discussion addresses the sources and effects of developments during the six months ended March 31, 2002 which related to risks associated with investments and mortgage-backed securities.

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

                           PART II--OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

   In March 2002, BankUnited and its Chief Executive Officer (the "CEO"), Alfred R. Camner, agreed to restructure the CEO's compensation to assist BankUnited in ensuring that the CEO's compensation for the period from April 1, 2002 to September 30, 2005 would be deductible, to the extent possible, for federal tax purposes. In connection with the compensation restructuring, the CEO agreed to forego receipt of a portion of his cash compensation in fiscal year 2002 through 2005 and accept instead the opportunity to receive incentive cash compensation only if certain pre-established performance goals are satisfied, and further agreed not to exercise any options that will not expire during the period April 2002 through September 30, 2005, to the extent an exercise would result in nondeductible compensation to the Company for federal tax purposes. In connection with this restructuring, also, on March 20, 2002, the Compensation Committee of the Board of Directors awarded the CEO various rights to acquire from the Company shares of the Company's Noncumulative Convertible Preferred Stock, Series B (the "Series B Preferred Stock") at a price of $19.76 per share (the fair market value of the stock on that date) under Sections 6(f) and (h) of the 2002 Stock Award and Incentive Plan. On the same day, the CEO exercised these rights and acquired 23,887 shares of Series B Preferred Stock in exchange for cash and 26,720 shares in lieu of his cash bonus for 2001. Delivery of the shares acquired in lieu of the deferred bonus has been deferred and has been made subject to conditions that are intended to enable BankUnited to avoid being precluded from deducting the bonus for tax purposes. The issuance of these shares of Series B Preferred Stock to the CEO was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as it did not involve a public offering of securities. Each share of Series B Preferred Stock is convertible at the option of the holder into
1.4959 shares of the Company's Class B Common Stock, which itself is convertible into one share of the Company's Class A Common Stock.

   In addition, on March 20, 2002, the Compensation Committee of the Board of Directors awarded to the CEO the rights to exchange shares of the Company's Class A Common Stock for shares of Series B Preferred Stock under Section 7 of the Company's 2002 Stock Award and Incentive Plan. On the same day, the CEO exercised these rights and acquired 70,001 shares of Series B Preferred Stock in exchange for his surrender of 104,715 shares of Class A Common Stock. The CEO also received a grant of 65,000 shares of Series B Preferred Stock, subject to vesting restrictions based on the achievement of certain pre-established performance goals and continued employment with BankUnited for a specified period of time, in exchange for his surrender of 10,664 restricted shares of Class A Common Stock and 19,852 restricted shares of Series B Preferred Stock. The issuance of shares of Series B Preferred Stock to the CEO in these exchanges was exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended.

   Lastly, on March 20, 2002, the Company and the CEO agreed to an amendment to a previously executed restricted stock agreement to substitute 46,794 shares of Series B Preferred Stock for the 70,000 shares of Class A Common Stock originally granted under the restricted stock agreement. The effect of the amendment was the issuance by the Company of Series B Preferred Stock to the CEO pursuant to the exemption from registration in Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

    3.1 Bylaws of BankUnited Financial Corporation.

    4.1 BankUnited and its subsidiaries have certain long-term debt outstanding. None of the instruments evidencing such debt authorizes an amount of securities in excess of 10% of the total assets of BankUnited and its subsidiaries on a consolidated basis; therefore, copies of such instruments are not included as exhibits to this Quarterly Report in 10-Q. BankUnited agrees to furnish copies to the Securities and Exchange Commission upon request.

   10.1 Employment Agreement dated April 1, 2002 between BankUnited, FSB and
        Alfred R. Camner incorporated by reference from Exhibit 4 of Amendment
        No. 10 to the Schedule 13D filed by Alfred R. Camner on April 25, 2002.

   10.2 Employment Agreement dated April 1, 2002 between BankUnited Financial
        Corporation and Alfred R. Camner incorporated by reference from Exhibit
        4 of Amendment No. 10 to the Schedule 13D filed by Alfred R. Camner on
        April 25, 2002.

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

                                     BankUnited Financial Corporation

                                               /s/ Humberto L. Lopez
                                     By: ______________________________________
                                                   Humberto L. Lopez
                                          Senior Executive Vice President and
                                                Chief Financial Officer

Date: May 15, 2002

                                 Exhibit Index

Ex #                          Exhibit Description

 3.1    Bylaws of BankUnited Financial Corporation.