Form 10-Q
period 2002-06-30
BANKUNITED FINANCIAL CORP
filed 2002-08-14
CIK 894490

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                 For the quarterly period ended June 30, 2002

                                      or

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   The number of shares outstanding of the registrant's common stock at the close of business on August 12, 2002 was 24,634,222 shares of Class A Common Stock, $.01 par value, and 536,562 shares of Class B Common Stock, $.01 par value.

   This Form 10-Q contains 37 pages.
   The Index to Exhibits appears on page 38.

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

             FORM 10-Q REPORT FOR THE QUARTER ENDED JUNE 30, 2002

                                     INDEX

                                                                                               Page No.
                                                                                               --------

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Statements of Financial Condition as of June 30, 2002 (unaudited) and
          September 30, 2001..................................................................     3

        Consolidated Statements of Operations (unaudited) for the Three Months and Nine Months
          Ended June 30, 2002 and June 30, 2001...............................................     4

        Consolidated Statements of Stockholders' Equity (unaudited) for the Nine Months Ended
          June 30, 2002 and June 30, 2001.....................................................     5

        Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended June 30,
          2002 and June 30, 2001..............................................................     6

        Condensed Notes to Consolidated Financial Statements (unaudited)......................     7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
          Operations..........................................................................    14

Item 3. Quantitativeand Qualitative Disclosures about Market Risk.............................    35

PART II--OTHER INFORMATION

Item 6. Exhibitsand Reports on Form 8-K.......................................................    36

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                    June 30,   September 30,
                                                                                      2002         2001
                                                                                   ----------  -------------
                                                                                    (Dollars in thousands,
                                                                                    except per share data)
Assets:
   Cash........................................................................... $   51,780   $   45,113
   Federal Home Loan Bank overnight deposits......................................    285,441      246,902
   Federal funds sold and securities purchased under agreements to resell.........      4,426        2,738
   Tax certificates (net of reserves of $853 and $934 at June 30, 2002 and
    September 30, 2001, respectively).............................................         17          876
   Investments held to maturity (fair value of approximately $66,700 and
    $66,495 at June 30, 2002 and September 30, 2001, respectively)................     66,471       66,417
   Investments available for sale, at fair value..................................     91,516       68,719
   Mortgage-backed securities, held to maturity (fair value of approximately
    $130,854 and $203,864 at June 30, 2002 and September 30, 2001, respectively)..    125,184      194,979
   Mortgage-backed securities available for sale, at fair value...................  1,127,572      637,749
   Loans receivable, net..........................................................  3,575,660    3,499,608
   Mortgage loans held for sale (fair value of approximately $263,380 and
    $253,490 at June 30, 2002 and September 30, 2001, respectively)...............    259,055      250,041
   Other earning assets...........................................................     85,974       75,625
   Office properties and equipment, net...........................................     16,955       16,054
   Real estate owned..............................................................      1,124        1,832
   Accrued interest receivable....................................................     30,719       30,157
   Mortgage servicing rights......................................................      6,795        5,837
   Goodwill.......................................................................     28,353       28,353
   Securities sold pending settlement.............................................         --       25,469
   Bank-owned life insurance......................................................     52,410       20,516
   Prepaid expenses and other assets..............................................     23,981       21,210
                                                                                   ----------   ----------
     Total assets................................................................. $5,833,433   $5,238,195
                                                                                   ==========   ==========
Liabilities and Stockholders' Equity:
Liabilities:
   Deposits....................................................................... $3,006,518   $2,653,145
   Securities sold under agreements to repurchase.................................    252,914      283,116
   Advances from Federal Home Loan Bank...........................................  1,710,951    1,509,721
   Senior notes...................................................................    200,000      200,000
   Company obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely junior subordinated deferrable interest
    debentures of BankUnited......................................................    233,682      203,592
   Interest payable (primarily on deposits and advances from Federal Home Loan
   Bank)..........................................................................     17,303       14,265
   Advance payments by borrowers for taxes and insurance..........................     29,736       31,999
   Securities purchased pending settlement........................................     24,996       15,178
   Accrued expenses and other liabilities.........................................     27,469       26,733
                                                                                   ----------   ----------
     Total liabilities............................................................  5,503,569    4,937,749
                                                                                   ==========   ==========
Stockholders' Equity:
   Preferred Stock, Series B, $0.01 par value. Authorized shares--10,000,000.
    Issued shares--574,007 and 355,821 at June 30, 2002 and September 30, 2001,
    respectively. Outstanding shares--547,287 and 355,821 at June 30, 2002 and
    September 30, 2001, respectively..............................................          6            4
   Class A Common Stock, $0.01 par value. Authorized shares--60,000,000 and
    30,000,000 at June 30, 2002 and September 30, 2001, respectively. Issued shares--24,946,278 and 24,871,219 at June 30, 2002 and September 30, 2001,
    respectively. Outstanding shares--24,613,278 and 24,538,219 at June 30,
    2002 and September 30, 2001, respectively.....................................        250          249
   Class B Common Stock, $0.01 par value. Authorized shares--3,000,000. Issued and outstanding shares--536,562 and 505,669 at June 30, 2002 and September
    30, 2001, respectively........................................................          5            5
   Additional paid-in capital.....................................................    253,007      249,788
   Retained earnings..............................................................     69,567       47,502
   Treasury stock, 333,000 shares of Class A Common Stock.........................     (2,794)      (2,794)
   Treasury stock, 26,720 shares of Series B Preferred at June 30, 2002, none
   at September 30, 2001..........................................................       (528)          --
   Deferred compensation obligation...............................................        528           --
   Accumulated other comprehensive income.........................................      9,823        5,692
                                                                                   ----------   ----------
     Total stockholders' equity...................................................    329,864      300,446
                                                                                   ----------   ----------
     Total liabilities and stockholders' equity................................... $5,833,433   $5,238,195
                                                                                   ==========   ==========

     See accompanying condensed notes to consolidated financial statements

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  For the Three
                                                                                   Months Ended        For the Nine Months
                                                                                     June 30,            Ended June 30,
                                                                                 --------------------- ----------------------
                                                                                   2002       2001       2002        2001
                                                                                  -------     -------   --------    --------
                                                                                 (Dollars and shares in thousands, except per
                                                                                             share data)
Interest income:
 Interest and fees on loans..................................................... $61,959     $66,916   $192,207    $206,820
 Interest on mortgage-backed securities.........................................  16,796       9,946     45,429      25,082
 Interest on short-term investments.............................................     169         291        483       1,414
 Interest and dividends on long-term investments and other interest-earning
 assets.........................................................................   2,762       2,555      8,605       7,765
                                                                                  -------     -------   --------    --------
    Total interest income.......................................................  81,686      79,708    246,724     241,081
                                                                                  -------     -------   --------    --------
Interest expense:
 Interest on deposits...........................................................  25,839      35,531     80,642     111,057
 Interest on borrowings.........................................................  22,990      20,462     69,356      60,184
 Preferred dividends of subsidiary trust........................................   4,879       4,954     14,753      14,996
                                                                                  -------     -------   --------    --------
    Total interest expense......................................................  53,708      60,947    164,751     186,237
                                                                                  -------     -------   --------    --------
 Net interest income before provision for loan losses...........................  27,978      18,761     81,973      54,844
Provision for loan losses.......................................................   1,900       1,650      7,300       4,450
                                                                                  -------     -------   --------    --------
 Net interest income after provision for loan losses............................  26,078      17,111     74,673      50,394
                                                                                  -------     -------   --------    --------
Non-interest income:
 Service fees, net..............................................................   1,345       1,843      4,476       4,987
 Insurance and investment services income.......................................     844         929      3,024       2,011
 Net (loss)/gain on sale of investments and mortgage-backed securities..........    (295)        433        587         722
 Net gain on sale of loans and other assets.....................................   1,442         428      2,954         874
 Other..........................................................................     951         243      2,199         281
                                                                                  -------     -------   --------    --------
    Total non-interest income...................................................   4,287       3,876     13,240       8,875
                                                                                  -------     -------   --------    --------
Non-interest expenses:
 Employee compensation and benefits.............................................   7,891       5,772     22,304      16,122
 Occupancy and equipment........................................................   2,863       2,280      8,179       6,630
 Advertising and promotion expense..............................................   1,256         505      4,536       1,816
 Professional fees-legal and accounting.........................................   1,851       1,041      4,107       2,609
 Telecommunications and data processing.........................................   1,106         884      3,267       2,453
 Loan servicing expense.........................................................     652       1,093      2,384       3,611
 Insurance......................................................................     261         244        778         754
 Amortization of goodwill.......................................................      --         388         --       1,165
 Other operating expenses.......................................................   2,215       1,530      7,332       4,288
                                                                                  -------     -------   --------    --------
    Total non-interest expenses.................................................  18,095      13,737     52,887      39,448
                                                                                  -------     -------   --------    --------
 Income before income taxes and extraordinary item..............................  12,270       7,250     35,026      19,821
Provision for income taxes......................................................   4,429       2,663     12,766       7,600
                                                                                  -------     -------   --------    --------
 Income before extraordinary item...............................................   7,841       4,587     22,260      12,221
Extraordinary item (net of tax expense (benefit) of $38 for the three months ended June 30, 2001, and $(12) and $515 for the nine months ended June 30,
 2002 and 2001, respectively)...................................................      --          61        (17)        822
                                                                                  -------     -------   --------    --------
 Net income..................................................................... $ 7,841     $ 4,648   $ 22,243    $ 13,043
                                                                                  =======     =======   ========    ========

Earnings Per Share:
 Basic earnings per share before extraordinary item............................. $  0.31     $  0.23   $   0.88    $   0.62
 Basic earnings per share from extraordinary item...............................      --          --         --        0.05
                                                                                  -------     -------   --------    --------
    Basic earnings per share.................................................... $  0.31     $  0.23   $   0.88    $   0.67
                                                                                  =======     =======   ========    ========
 Diluted earnings per share before extraordinary item........................... $  0.29     $  0.22   $   0.83    $   0.60
 Diluted earnings per share from extraordinary item.............................      --          --         --        0.04
                                                                                  -------     -------   --------    --------
    Diluted earnings per share.................................................. $  0.29     $  0.22   $   0.83    $   0.64
                                                                                  =======     =======   ========    ========
Weighted average number of common shares outstanding:
 Basic..........................................................................  25,125      19,150     25,129      18,614
 Diluted........................................................................  27,176      20,487     26,954      19,578

     See accompanying condensed notes to consolidated financial statements

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                               For the Nine Months Ended June 30, 2002 and 2001
                             -----------------------------------------------------------------------------------
                                                                                       Accumulated
                                                                                          Other
                                                                           Deferred   Comprehensive     Total
                             Preferred Common Paid-in  Retained Treasury Compensation Income (Loss) Stockholders'
                               Stock   Stock  Capital  Earnings  Stock    Obligation   Net of Tax      Equity
                             --------- ------ -------- -------- -------- ------------ ------------- -------------
                                                            (Dollars in thousands)
Balance at September 30,
 2001.......................    $ 4     $254  $249,788 $47,502  $(2,794)    $  --        $ 5,692      $300,446
  Comprehensive income:
   Net income for the nine
    months ended June 30,
    2002....................     --       --        --  22,243       --        --             --        22,243
   Payment of dividends on
    preferred stock.........     --       --        --    (178)      --        --             --          (178)
   Other comprehensive
    income, net of tax......     --       --        --      --       --        --          4,131         4,131

                                                                                                      --------
    Total comprehensive
     income.................                                                                            26,196
   Deferred compensation
    obligation..............     --       --        --      --       --       528             --           528
   Issuance of stock........     --       --       472      --       --        --             --           472
   Purchase of Series B
    Preferred Stock.........     --       --        --      --     (528)       --             --          (528)
   Stock options and other
    awards..................      2        1     2,747      --       --        --             --         2,750
                                ---     ----  -------- -------  -------     -----        -------      --------
Balance at June 30, 2002....    $ 6     $255  $253,007 $69,567  $(3,322)    $ 528        $ 9,823      $329,864
                                ===     ====  ======== =======  =======     =====        =======      ========
Balance at September 30,
 2000.......................    $10     $185  $181,692 $29,055  $(2,801)    $  --        $(5,554)     $202,587
  Comprehensive income:
   Net income for the nine
    months ended June 30,
    2001....................     --       --        --  13,043       --        --             --        13,043
   Payment of dividends on
    preferred stock.........     --       --        --    (600)      --        --             --          (600)
   Other comprehensive
    income, net of tax......     --       --        --      --       --        --          2,759         2,759

                                                                                                      --------
    Total comprehensive
     income.................                                                                            15,202
  Stock offering-Class A
   Common Stock.............     --       57    64,081      --       --        --             --        64,138
  Stock options and other
   awards...................      1        3     1,248      --       --        --             --         1,252
                                ---     ----  -------- -------  -------     -----        -------      --------
Balance at June 30, 2001....    $11     $245  $247,021 $41,498  $(2,801)      $--        $(2,795)     $283,179
                                ===     ====  ======== =======  =======     =====        =======      ========



     See accompanying condensed notes to consolidated financial statements

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   For the Nine Months Ended
                                                                                         June 30,
                                                                                   ------------------------
                                                                                      2002         2001
                                                                                    ---------    ---------
                                                                                   (Dollars in thousands)
Cash flows from operating activities:
Net income........................................................................ $  22,243    $  13,043
Adjustments to reconcile net income to net cash provided by operating activities:
 Provision for loan losses........................................................     7,300        4,450
 Depreciation and amortization....................................................     2,597        2,272
 Adjustments to the carrying value of real estate owned...........................     1,403          377
 Amortization of fees, discounts and premiums, net................................    11,364        3,442
 Amortization of mortgage servicing rights........................................     2,610        1,115
 Amortization of goodwill.........................................................        --        1,165
 Amortization of restricted stock and other awards................................       327          207
 Amortization of unrealized losses on transferred mortgage-backed securities......       179          167
 Amortization of issuance cost of Senior Notes....................................       400          400
 Increase in bank-owned life insurance cash surrender value.......................    (1,894)        (198)
 Net gain on sale of investment and mortgage-backed securities available for sale.      (587)        (722)
 Net gain on sale of loans, and other assets......................................    (2,954)        (874)
 Net gain on sale of real estate owned............................................      (498)        (317)
 Extraordinary loss (gain) on repurchase of trust preferred securities............        29       (1,337)
Loans originated for sale.........................................................  (289,296)     (31,113)
Proceeds from sale of loans.......................................................    88,222       34,281
Increase in accrued interest receivable...........................................      (562)      (2,165)
Increase in interest payable on deposits and FHLB advances........................     3,038        3,744
Decrease in accrued taxes.........................................................    (2,177)      (2,360)
Increase in deferred compensation obligation......................................       528           --
Increase in other liabilities.....................................................       325          669
(Increase) decrease in prepaid expenses and other assets..........................    (1,032)       4,706
Other, net........................................................................    (3,568)        (672)
                                                                                    ---------    ---------
   Net cash (used in) provided by operating activities............................  (162,003)      30,280
                                                                                    ---------    ---------
Cash flows from investing activities:
 Net increase in loans............................................................  (135,894)    (160,069)
 Purchase of investment securities held to maturity...............................        --      (66,227)
 Purchase of investment securities available for sale.............................   (39,516)      (9,932)
 Purchase of mortgage-backed securities held to maturity..........................        --      (50,320)
 Purchase of mortgage-backed securities available for sale........................  (655,359)    (329,363)
 Purchase of other earning assets.................................................   (57,849)     (44,699)
 Purchase of office properties and equipment......................................    (3,558)      (2,473)
 Purchase of bank owned life insurance............................................   (30,000)     (20,000)
 Proceeds from repayments of investment securities held to maturity...............        --        5,000
 Proceeds from repayments of investment securities available for sale.............    10,067          350
 Proceeds from repayments of mortgage-backed securities held to maturity..........    70,199       52,458
 Proceeds from repayments of mortgage-backed securities available for sale........   254,853       32,238
 Proceeds from repayments of other earning assets.................................    47,500       40,750
 Proceeds from the sale of investment securities available for sale...............     7,230           --
 Proceeds from the sale of mortgage-backed securities held to maturity............        --           21
 Proceeds from the sale of mortgage-backed securities available for sale..........   181,046      146,620
 Proceeds from sale of real estate owned..........................................     6,833        2,614
 Net decrease in tax certificates.................................................       859        4,088
                                                                                    ---------    ---------
   Net cash used in investing activities..........................................  (343,589)    (398,944)
                                                                                    ---------    ---------
Cash flows from financing activities:
 Net increase in deposits.........................................................   353,373       32,836
 Net increase in Federal Home Loan Bank advances..................................   201,230       78,288
 Net (decrease) increase in other borrowings......................................   (30,202)     100,513
 Increase in capitalized costs for senior notes...................................      (164)        (263)
 Repurchase of trust preferred securities.........................................   (15,325)      (6,105)
 Purchase of Series B Preferred Stock.............................................      (528)          --
 Net proceeds from issuance of stock..............................................     2,895       65,183
 Net proceeds from the issuance of trust preferred securities.....................    43,648           --
 Dividends paid on preferred stock................................................      (178)        (600)
 Decrease in advances from borrowers for taxes and insurance......................    (2,263)      (3,536)
                                                                                    ---------    ---------
   Net cash provided by financing activities......................................   552,486      266,316
                                                                                    ---------    ---------
Increase (decrease) in cash and cash equivalents..................................    46,894     (102,348)
Cash and cash equivalents at beginning of period..................................   294,753      339,321
                                                                                    ---------    ---------
Cash and cash equivalents at end of period........................................ $ 341,647    $ 236,973
                                                                                    =========    =========
Supplemental disclosure of non-cash investing and financing activities:
 Securitization of loans receivable and mortgage loans held for sale.............. $ 230,958    $ 173,878
 Transfers from loans to real estate owned........................................ $   7,030    $   1,816
 Transfer of loans from portfolio to held for sale................................ $ 283,786    $  34,142
 Purchase of securities settling in July.......................................... $  24,996    $  94,798

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

   The unaudited consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the nine-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002. For further information, refer to the Consolidated Financial Statements and Notes thereto included in BankUnited's Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

   Certain prior period amounts have been reclassified to conform to the June 30, 2002 consolidated financial statements.

2.  Earnings Per Share

   The following tables reconcile basic and diluted earnings per share for the three and nine months ended June 30, 2002 and 2001.

                                                        For the Three Months For the Nine Months
                                                           Ended June 30,      Ended June 30,
                                                        -------------------- -------------------
                                                         2002       2001       2002      2001
                                                         -------    -------   -------   -------
                                                             (Dollars and shares in thousands,
                                                                 except per share data)
Basic earnings per share:
Numerator:
   Net income before extraordinary item................ $ 7,841    $ 4,587   $22,260    $12,221
       Extraordinary item..............................      --         61       (17)       822
                                                         -------    -------   -------   -------
   Net income..........................................   7,841      4,648    22,243     13,043
   Preferred stock dividends...........................      77        205       178        600
                                                         -------    -------   -------   -------
   Net income available to common stockholders......... $ 7,764    $ 4,443   $22,065    $12,443
                                                         =======    =======   =======   =======
Denominator:
   Weighted average common shares outstanding..........  25,125     19,150    25,129     18,614
                                                         =======    =======   =======   =======
Basic earnings per share before extraordinary item..... $  0.31    $  0.23   $  0.88    $  0.62
   Basic earnings per share from extraordinary item....      --         --        --       0.05
                                                         -------    -------   -------   -------
Basic earnings per share............................... $  0.31    $  0.23   $  0.88    $  0.67
                                                         =======    =======   =======   =======
Diluted earnings per share:
Numerator:
   Net income available to common stockholders before
     extraordinary item................................ $ 7,764    $ 4,382   $22,082    $11,621
   Plus:
       Reduction of convertible preferred stock
         dividends.....................................      77         49       178        130
                                                         -------    -------   -------   -------
   Diluted net income available to common
     stockholders before extraordinary item............   7,841      4,431    22,260     11,751
       Extraordinary item..............................      --         61       (17)       822
                                                         -------    -------   -------   -------
   Diluted net income available to common
     stockholders...................................... $ 7,841    $ 4,492   $22,243    $12,573
                                                         =======    =======   =======   =======
Denominator:
   Weighted average common shares outstanding..........  25,125     19,150    25,129     18,614
   Plus:
       Number of common shares from the conversion
         of options and warrants.......................   1,193        878     1,164        516
       Number of common shares from the conversion
         of preferred stock............................     858        459       661        448
                                                         -------    -------   -------   -------
   Diluted weighted average shares outstanding.........  27,176     20,487    26,954     19,578
                                                         =======    =======   =======   =======
Diluted earnings per share before extraordinary item... $  0.29    $  0.22   $  0.83    $  0.60
   Diluted earnings per share from extraordinary
     item..............................................      --         --        --       0.04
                                                         -------    -------   -------   -------
Diluted earnings per share............................. $  0.29    $  0.22   $  0.83    $  0.64
                                                         =======    =======   =======   =======

3.   Derivative Instruments

   On April 2, 2002, the Bank entered into an interest rate swap contract ("hedge") having a notional value of $25.0 million and providing for the receipt by the Bank of fixed-rate payments based on an interest rate of 10.25% in exchange for variable-rate payments paid by the Bank based on 3-Month LIBOR plus 3.41% with quarterly resets. The Bank entered into this contract for the purpose of hedging its fixed-rate long-term interest costs on the 10.25% Trust Preferred Securities ("hedged item"), issued by BankUnited Capital, a wholly-owned trust subsidiary of BankUnited. Due to the terms of both the hedge and the hedged item, BankUnited has accounted for this contract as a fair value hedge using the shortcut method, under the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133").

   In addition, BankUnited maintains financial instruments which may contain imbedded options or other derivatives. For a discussion of these instruments see Item 7a. "Quantitative and Qualitative Disclosures about Market Risk" on page 49, and Note 11 to the notes to consolidated financial statements ("Advances from Federal Home Loan Bank") on page 81 of BankUnited's Form 10-K for the fiscal year ended September 30, 2001.

4. Company Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Deferrable Interest Debentures of BankUnited

   BankUnited Statutory Trust I and II are wholly owned trust subsidiaries of BankUnited that were created under Connecticut law for the purpose of issuing trust preferred securities and investing the proceeds from the sale thereof in Junior Subordinated Deferrable Interest Debentures issued by BankUnited (the "Junior Subordinated Debentures").

   On December 18, 2001, BankUnited Statutory Trust I issued Trust Preferred Securities in the amount of $20.0 million and issued common securities in the amount of $0.6 million, which common securities are wholly owned by BankUnited. BankUnited Statutory Trust I simultaneously purchased $20.6 million of Junior Subordinated Debentures issued by BankUnited. The sole asset of the trust is the Junior Subordinated Debentures.

   These Trust Preferred Securities mature December 18, 2031 and pay a preferential cumulative cash distribution in accordance with the following rate schedule:

  . For each period beginning on March 18, 2002, and each succeeding interest payment date, and ending on (but excluding) the next succeeding interest payment date at the rate equal to the 3-Month LIBOR plus 3.60%; provided, however, that prior to December 18, 2006, this rate shall not exceed 12.50%.

   The interest payment dates are on each March 18, June 18, September 18 and December 18 during the 30-year term. As of June 30, 2002, the rate of interest being paid on these Trust Preferred Securities was 5.48%.

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

   These Trust Preferred Securities mature March 26, 2032 and pay a preferential cumulative cash distribution in accordance with the following rate schedule:

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

   The interest payment dates are on each June 26, September 26, December 26 and March 26 during the 30-year term. As of June 30, 2002, the rate of interest being paid on these Trust Preferred Securities was 5.47%.

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

5.  Capital

   The Office of Thrift Supervision ("OTS") requires that the Bank meet minimum regulatory, core and risk-based capital requirements. Currently, the Bank exceeds all minimum regulatory capital requirements. The Bank's required, actual and excess regulatory capital levels as of June 30, 2002 and 2001 were as follows:

                                        Regulatory Capital
                    ----------------------------------------------------------
                         Required             Actual              Excess
                    ------------------  ------------------  ------------------
                      2002      2001      2002      2001      2002      2001
                    --------  --------  --------  --------  --------  --------
                                      (Dollars in thousands)
 Core capital...... $172,662  $146,055  $445,921  $358,248  $273,259  $212,193
                         3.0%      3.0%      7.8%      7.4%      4.8%      4.4%
 Risk-based capital $222,004  $198,726  $463,822  $370,210  $241,818  $171,484
                         8.0%      8.0%     16.7%     14.9%      8.7%      6.9%

6.  Comprehensive Income

   BankUnited's comprehensive income includes all items which comprise net income after preferred stock dividends, plus other comprehensive income. Other comprehensive income represents the change in accumulated comprehensive income derived from the unrealized holding gains and losses on available for sale securities, including investments and mortgage-backed securities. For the three and nine months ended June 30, 2002 and 2001, BankUnited's other comprehensive income was as follows:

                                                  For the Three Months  For the Nine Months
                                                     Ended June 30,        Ended June 30,
                                                  -------------------   ------------------
                                                    2002      2001        2002        2001
                                                   -------   -------    -------      ------
                                                      (Dollars in thousands)
Other comprehensive income, net of tax:
   Unrealized holding gains arising during
     the period, net of tax expense of
     $7,905 and $236 for the three months
     ended June 30, 2002 and 2001,
     respectively, and $2,008 and $1,876 for
     the nine months ended June 30, 2002 and
     2001, respectively.......................... $12,627     $ 377     $3,208      $2,997
   Less reclassification adjustment for:
       Amortization of unrealized losses on
         transferred securities, net of tax
         expense of $31 and $22 for the
         three months ended June 30, 2002
         and 2001, respectively, and $69 and
         $64 for the nine months ended June
         30, 2002 and 2001, respectively.........      50        35        110         103
       Realized (losses) gains on securities
         sold included in net income, net of
         tax benefit of $(211) for the three
         months ended June 30, 2001, and
         expense (benefit) of $509 and
         ($213) for the nine months ended
         June 30, 2002 and 2001,
         respectively............................      --      (337)       813        (341)
                                                   -------    -----     ------       ------
Total other comprehensive income, net of tax..... $12,677     $  75     $4,131      $2,759
                                                   =======    =====     ======       ======

7.  Commitments and Contingencies

   BankUnited is a party to certain claims and litigation arising in the ordinary course of business. In the opinion of management, the resolution of such claims and litigation will not materially affect BankUnited's consolidated financial position or results of operations.

8.  Deferred Compensation Obligation

   In March 2002, BankUnited and its Chief Executive Officer, ("CEO") agreed to restructure the CEO's compensation to assist BankUnited in ensuring that, to the extent possible and in accordance with Internal Revenue Code Section 162(m), the CEO's compensation for the period from April 1, 2002 to September 30, 2005 would be deductible for federal income tax purposes. In connection with the compensation restructuring, the CEO received and exercised the right to acquire, on a deferred basis, 26,720 shares of BankUnited's Noncumulative Convertible Preferred Stock, Series B in lieu of his cash bonus of $528,000 for 2001. These shares have been issued and placed into a trust established by BankUnited to provide a source of funds used to satisfy BankUnited's obligation to the CEO under a nonqualified benefit plan. Delivery of these shares has been deferred and made subject to conditions intended to enable BankUnited to avoid being precluded from deducting the bonus for tax purposes. BankUnited accrued for and reflected the bonus in fiscal 2001 earnings. The deferred obligation is classified in the stockholders' equity section of BankUnited's Consolidated Statement of Financial Condition.

9.  Impact of New Accounting Pronouncements

SFAS No. 142

   In June of 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("No. 142"). This statement addresses how goodwill should be accounted for after it has been initially recognized in the financial statements. The provisions of SFAS No. 142 no longer allow the amortization of goodwill and it requires that impairment of goodwill be tested annually.

   BankUnited adopted SFAS No. 142 effective October 1, 2001. The initial application of SFAS No. 142, did not result in the need to recognize any impairment losses for goodwill resulting from a transitional impairment test. BankUnited expects that the elimination of goodwill amortization will positively impact pretax net income by approximately $1.5 million in fiscal year 2002. The elimination of goodwill amortization has increased pretax net income by $1.1 million for the first nine months of fiscal year 2002 ending on June 30, 2002, an increase in basic and diluted earnings per share of $0.04.

   Had BankUnited accounted for its goodwill under SFAS No. 142 for all periods presented, BankUnited's net income and earnings per share would have been as follows:

                                                               Three months ended      Nine months ended
                                                                   June 30,                 June 30,
                                                                 2002        2001        2002         2001
                                                                -------     -------     --------     -------
                                                               (Dollars in thousands, except per share amounts)
Net income:...................................................
Income before income taxes.................................... $12,270     $ 7,311     $ 35,009     $20,643
Add back: amortization of goodwill previously amortized.......       -         388            -       1,165
                                                                -------     -------     --------     -------
Income before income taxes, excluding amortization of goodwill  12,270       7,699       35,009      21,808
Provision for income taxes....................................  (4,429)     (2,663)     (12,766)     (7,600)
                                                                -------     -------     --------     -------
Net income, excluding amortization of goodwill................   7,841       5,036       22,243      14,208
Preferred stock dividends.....................................     (77)       (205)        (178)       (600)
                                                                -------     -------     --------     -------
Adjusted net income available to common stockholders.......... $ 7,764     $ 4,831     $ 22,065     $13,608
                                                                =======     =======     ========     =======
Basic earnings per share:
Net income, as reported....................................... $  0.31     $  0.23     $   0.88     $  0.67
Goodwill amortization.........................................       -        0.02            -        0.06
Adjusted net income........................................... $  0.31     $  0.25     $   0.88     $  0.73
Diluted earnings per share:
Net income, as reported....................................... $  0.31     $  0.23     $   0.88     $  0.67
Goodwill amortization.........................................       -        0.02            -        0.06
Adjusted net income........................................... $  0.31     $  0.25     $   0.88     $  0.73

SFAS No. 145

   In May of 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002". Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. This was an exception to Accounting Principals Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB No. 30"), which defines extraordinary items as events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence.

   SFAS No. 145 eliminates SFAS No. 4 and, thus, the exception to applying APB No. 30 to all gains and losses related to extinguishments of debt (other than extinguishments of debt to satisfy sinking-fund requirements). As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. Applying APB No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent in nature or that meet the criteria for classification as an extraordinary item. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. Although early application is encouraged, BankUnited will apply the provisions of SFAS No. 145 related to the rescission of SFAS No. 4 in its fiscal year beginning October 1, 2002.

10.  Extraordinary Item

   In November 1999, the Board of Directors of BankUnited authorized the purchase, from time to time, in the open market, or otherwise, of up to 300,000 shares of Trust Preferred Securities issued by its trust subsidiaries. BankUnited purchased 7,000 shares of Trust Preferred Securities at a cost of $6.7 million during the three months ended December 31, 2001, and 9,000 shares at a cost of $8.6 million during the three months ended March 31, 2002, resulting in total purchases of 16,000 shares of Trust Preferred Securities issued by BankUnited Capital at a cost of $15.3 million for the nine months ended June 30, 2002. As a result of the early extinguishments of the Trust Preferred Securities, extraordinary losses of $17,251, net of $10,799 in tax benefit, were recorded for the nine months ended June 30, 2002.

11.  Related Party Transactions

   During the quarter ended June 30, 2002, the Bank made residential mortgage or home improvement loans in the ordinary course of business to three of its executive officers. All of such loans received the standard employee discount available to all employees of the Bank, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and do not involve more than the normal risk of collectibility or present other unfavorable features.

   During the quarter ended June 30, 2002, the Bank amended its lease with Webster Park Associates, a partnership ownership owned 25% by Alfred Camner, Chairman of the Board and CEO, for property on which the Bank maintains a branch office. The Bank exercised an option to extend the lease term for an additional three years, to expire on June 30, 2012, and to decrease the minimum rent by 50 cents per square foot, to $9,966 per month. The Bank believes that the lease terms reflect market rates comparable to those prevailing in the area for similar transactions involving non-affiliated parties at the time that the lease was made.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis and the related financial data present a review of the consolidated operating results and financial condition of BankUnited Financial Corporation ("BankUnited") for the three and nine-month periods ended June 30, 2002 and 2001. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto contained in BankUnited's Annual Report on Form 10-K for the year ended September 30, 2001.

   This Quarterly Report on Form 10-Q contains forward-looking statements. Additional written or oral forward-looking statements may be made by BankUnited from time to time in filings with the Securities and Exchange Commission or otherwise. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements may include, but are not limited to, projections of income, borrowing costs, prepayment rates, and plans for future operations or acquisitions, as well as assumptions relating to the foregoing. The words "believe," "expect," "anticipate," "estimate," "project," "intend," and similar expressions identify forward-looking statements that are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, and in many instances, are beyond BankUnited's control. Factors or events associated with risks and uncertainties include, but are not limited to: general economic conditions, competition, national and local market and economic conditions, credit risks related to BankUnited's loan portfolio, monetary and fiscal policies and regulations, which include those determined by the Federal Reserve Board, the Federal Home Loan Bank ("FHLB") the Federal Deposit Insurance Corporation, state regulators and the Office of Thrift Supervision ("OTS"), the impact of changes in accounting policies, laws and regulations effecting the banking and financial services industries, adverse changes in interest rates, market volatility, and potential litigation liabilities. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.

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

   BankUnited operates in and has its' primary lending and deposit markets in the state of Florida. Current market conditions reflect an inflow of population to the state of Florida. Such market conditions may generally be considered favorable for financial institutions or other financial services companies that operate in BankUnited's primary market areas. BankUnited has significant competition from other financial institutions that are both headquartered in and operate branch offices in the state of Florida. In addition, BankUnited has competition from other financial services companies that offer lending and deposit products and other products and services similar to that offered by BankUnited. There can be no assurance that an increase in the demand for lending and deposit products and other products and services will continue. In addition, BankUnited may be more susceptible to downturns in the economy in the state of Florida and the Southeast region of the country. Other larger financial institutions and financial services companies that have greater geographic diversification may not be as susceptible to such risks. Furthermore because the south Florida market in particular, has significant economic ties with the Latin American and Canadian markets as well as some additional foreign countries, economic changes in these countries may have an effect on BankUnited.

Critical Accounting Policies

   BankUnited's financial position and results of operations are impacted by management's application of accounting policies involving judgments made to arrive at the carrying value of certain assets. Management's greatest challenge in implementing its policies is the need to make estimates about the effect of matters that are inherently less than certain. For a detailed discussion of BankUnited's significant accounting policies, see Note 1 to the Notes to Consolidated Financial Statements ("Summary of Significant Accounting Policies") in BankUnited's Form 10-K for the fiscal year ended September 30, 2001. The most critical accounting policies applied by BankUnited are those that relate to the loan portfolio, which includes the allowance for loan losses, and the valuation of mortgage servicing rights pertaining to the sale of, or securitization of mortgage loans.

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

Third Quarter Highlights

   BankUnited reported net income of $7.8 million for the quarter ended June 30, 2002, up $3.2 million, or 69.6%, compared to $4.6 million for the same period in the prior year. Basic and diluted earnings per share, were $0.31 and $0.29 per share, respectively, for the quarter ended June 30, 2002, versus $0.23 and $0.22 per share, for basic and diluted earnings, respectively, for the same period in the prior year.

   Assets grew to $5.8 billion at June 30, 2002, compared to $5.2 billion at September 30, 2001 and $5.6 billion at March 31, 2002, which represents an 11.5% increase from fiscal year-end 2001 and a 3.6% increase over the previous quarter. Loan production continues to fuel asset growth, which reached $553 million for the quarter ended June 30, 2002.

   BankUnited opened its thirty-eighth banking office, in the Broward County community of Plantation, Florida during the third quarter of fiscal 2002, and its thirty-ninth banking office in the Miami Dade County community of Aventura, Florida in July of 2002. Also during the quarter, BankUnited announced the appointment of Edward Pickney as a member of its Board of Directors. Mr. Pickney is a private investor with no affiliation to BankUnited other than this appointment. In addition, BankUnited appointed John Kuczwanski, as Senior Executive Vice President of Residential Lending. Mr. Kuczwanski will be responsible for growing and overseeing BankUnited's mortgage banking operations including, in particular, originations through wholesale and correspondent channels.

Liquidity and Capital Resources

   BankUnited utilizes an asset/liability management strategy designed to maximize net yields on interest earning assets, maintain sufficient levels of liquidity attain profitability goals and maximize franchise value.

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

   BankUnited manages liquidity through the analysis of alternative sources of short-term funding used to meet short-term demands. Short-term demands can be met with funds provided by borrowings, deposits, the maturity and repayment of portfolio loans, mortgage-backed and other securities, and proceeds from the sale of mortgage-backed securities, securitized loans and loans held for sale. When determining which sources of funds to utilize, BankUnited takes into consideration any known trends, events or uncertainties in order to prevent impediments to liquidity. For instance, customer deposits have historically been one of BankUnited's most reliable sources of funds. If customer satisfaction were to wane or if BankUnited were unable to offer competitive interest rates on our deposit products, this source could potentially be hampered, having a negative impact on liquidity. Furthermore, since over 69% of BankUnited's loans receivable before net items as of June 30, 2002 were secured by properties located in Florida, a downturn in the local economy could also have a negative impact on liquidity by reducing the ability of borrowers to repay loans. At June 30, 2002, BankUnited had not identified any known trends, events, or uncertainties, that would impede its ability to satisfy working capital needs, repay contractual obligations on borrowings and Trust Preferred Securities, and make payments necessary for capital improvements and other expansion plans.

   BankUnited experienced a $46.9 million increase in cash and cash equivalents from $294.8 million at September 30, 2001 to $341.6 million at June 30, 2002. Cash equivalents consist of FHLB overnight deposits, federal funds sold and securities purchased under agreements to resell.

   BankUnited's primary source of funds is through investing activities, which includes principal and interest payments as well as maturities on loans and mortgage-backed securities, and other securities. For the nine months ended June 30, 2002 and 2001, principal and interest payments and maturities on loans and mortgage-backed securities, and other securities totaled $1.8 billion and $1.1 billion, respectively. Other significant sources of funds provided by investing activities include the sales of assets. Those sales generated proceeds of $181.0 million, and $146.6 million from the sale of mortgage-backed securities, including securitized loans, for the nine months ended June 30, 2002 and 2001 respectively, and $7.2 million from the sale of investment securities for the nine months ended June 30, 2002. There were no sales of investment securities during the nine months ended June 30, 2001.

   Financing activities are the second largest source of funds for BankUnited. For the nine months ended June 30, 2002 and 2001, deposits, borrowings, and the issuance of Trust Preferred Securities have provided BankUnited with $568.0 million and $211.6 million, respectively. The majority of the increase of $356.4 million of funds provided by financing activities for the nine months ended June 30, 2002 compared to the same period in 2001 is from an increase in deposits of $353.4 million. BankUnited attributes this increase in deposits to the aggressive advertising campaign and strategic partnerships with two of South Florida's professional sports teams, which helps to increase the Bank's market visibility. BankUnited also utilizes FHLB advances to help fund new residential mortgage loan, consumer loan, and commercial loan production. FHLB advances have increased by $201.2 million and $78.3 million for the nine months ended June 30, 2002 and 2001, respectively. In addition, at June 30, 2002, BankUnited had the ability to borrow an additional $267.0 million from the FHLB based upon its available collateral. BankUnited issued Trust Preferred Securities through its subsidiary trusts BankUnited Statutory Trust I and II, during the nine months ended June 30, 2002, which provided $43.6 million in net proceeds. There were no issuances of Trust Preferred Securities during the same period in 2001. (See note 4 of the accompanying condensed notes to consolidated financial statements for a discussion of issuances of Trust Preferred Securities.) These proceeds were offset by purchases, by BankUnited, of $15.3 million of the 10.25% Trust Preferred Securities, issued by BankUnited's trust subsidiary BankUnited Capital. (See note 10 of the accompanying condensed notes to consolidated financial statements).

   Funds are also provided by operating activities, which include the proceeds from the sale of loans originated by BankUnited, which however, due to BankUnited's asset/liability management strategy are sold into the secondary market. During the nine months ended June 30, 2002 and 2001, proceeds from the sale of loans were $88.2 million and $34.3 million, respectively.

   BankUnited's primary use of funds is its operating and investing activities, which includes funding loans and purchasing mortgage-backed and other securities. For the nine months ended June 30, 2002 and 2001, BankUnited funded loans in the amount of $1.8 billion and $1.2 billion, respectively. The increase in loan fundings is largely the result of the increase in loan production of 47% for the nine months ended June 30, 2002 versus the same period in the prior year. This increase in production is a reflection of BankUnited's efforts, which includes increasing sales staff, enhancing our product line, and increasing automation, as well as its ability to take advantage of the low interest rate environment by offering borrowers more favorable rates. For the nine months ended June 30, 2002 and 2001, BankUnited purchased $694.9 million and $455.8 million, respectively, of mortgage-backed and other securities. This activity is also part of BankUnited's continuing asset/liability management strategy.

   As a publicly held entity, BankUnited has the ability to raise capital from the issuance of its Class A Common Stock. During fiscal year 2001, BankUnited raised over $73.0 million from an additional offering of Class A Common Stock.

   Federal savings banks such as the Bank are required to maintain capital at levels specified by applicable minimum capital ratios. At June 30, 2002, the Bank was in compliance with all minimum capital requirements and met the definition of a "well capitalized" institution under applicable federal regulations. (See note 5 of the accompanying condensed notes to consolidated financial statements for information on regulatory capital requirements).

Asset Quality

   Non-performing assets as of June 30, 2002 were $28.0 million, which represents a decrease of $3.6 million or 11.4% from $31.6 million as of September 30, 2001.

   The following table sets forth information concerning BankUnited's non-performing assets at June 30, 2002 and September 30, 2001.

                                                                               June 30, September 30,
                                                                                 2002       2001
                                                                               -------- -------------
                                                                               (Dollars in thousands)
Non-accrual loans............................................................. $25,438     $27,429
Restructured loans............................................................     636       1,034
                                                                               -------     -------
   Total non-performing loans.................................................  26,074      28,463
Non-accrual tax certificates..................................................     803       1,264
Real estate owned.............................................................   1,124       1,832
                                                                               -------     -------
   Total non-performing assets................................................ $28,001     $31,559
                                                                               =======     =======
Allowance for losses on tax certificates...................................... $   853     $   934
Allowance for loan losses.....................................................  18,856      15,940
                                                                               -------     -------
   Total allowance............................................................ $19,709     $16,874
                                                                               =======     =======
Non-performing assets as a percentage of total assets.........................    0.48%       0.60%
Non-performing loans as a percentage of total loans...........................    0.68%       0.76%
Allowance for loan losses as a percentage of total loans......................    0.49%       0.42%
Allowance for loan losses as a percentage of non-performing loans.............   72.32%      56.00%
Total allowance as a percentage of non-performing assets......................   70.39%      53.47%
Net annualized year-to-date charge-offs as a percentage of average total loans    0.15%       0.11%

   BankUnited's allowance for loan losses is established and maintained based upon management's evaluation of the risks inherent in BankUnited's loan portfolio, including the economic trends and other conditions in specific geographic areas as they relate to the nature of BankUnited's portfolio. See discussion contained herein on "Critical Accounting Policies."

   The following table sets forth the change in BankUnited's allowance for loan losses for the three and nine months ended June 30, 2002 and September 30, 2001.

                                                      For the Three Months Ended For the Nine Months Ended
                                                      -------------------------  ------------------------
                                                      June 30,   September 30,   June 30,   September 30,
                                                        2002         2001          2002         2001
                                                      --------   -------------   --------   -------------
                                                                 (Dollars in thousands)
Allowance for loan losses, balance (at beginning of
  period)............................................ $17,831       $14,334      $15,940       $13,291
Provision for loan losses............................   1,900         2,650        7,300         5,900
Loans charged off....................................    (922)       (1,066)      (4,513)       (3,306)
Recoveries...........................................      47            22          129            55
                                                      -------       -------      -------       -------
Allowance for loan losses, balance (at end of period) $18,856       $15,940      $18,856       $15,940
                                                      =======       =======      =======       =======

   The following table sets forth charge-offs by category of BankUnited's non-performing loans for the three and nine months ended June 30, 2002 and September 30, 2001.

                                         For the Three Months Ended For the Nine Months Ended
                                         -------------------------- -------------------------
                                         June 30,   September 30,   June 30,   September 30,
                                           2002         2001          2002         2001
                                         --------   -------------   --------   -------------
                                                    (Dollars in thousands)
One-to-four family residential mortgages   $123        $    4        $  443       $  253
Commercial real estate..................     --            --           887           --
Commercial business.....................    733         1,034         2,934        2,932
Consumer................................     66            28           249          121
                                           ----        ------        ------       ------
Total charge-offs.......................   $922        $1,066        $4,513       $3,306
                                           ====        ======        ======       ======

   The following table sets forth recoveries by category of BankUnited's non-performing loans for the three and nine months ended June 30, 2002 and September 30, 2001.

                                         For the Three Months Ended For the Nine Months Ended
                                         -------------------------- -------------------------
                                         June 30,   September 30,   June 30,   September 30,
                                           2002         2001          2002         2001
                                         --------   -------------   --------   -------------
                                                    (Dollars in thousands)
One-to-four family residential mortgages   $ 4          $  4          $  4          $ 5
Commercial real estate..................     2            --            71           --
Commercial business.....................    39            15            40           36
Consumer................................     2             3            14           14
                                           ---          ----          ----          ---
Total recoveries........................   $47          $ 22          $129          $55
                                           ===          ====          ====          ===

   The following table sets forth BankUnited's allocation of the allowance for loan losses by category as of June 30, 2002 and September 30, 2001.

                                                     June 30, September 30,
                                                       2002       2001
                                                     -------- -------------
                                                     (Dollars in thousands)
     Balance at the end of the period applicable to:
        One-to-four family residential mortgages.... $ 3,905     $ 3,616
        Multi-family residential mortgages..........     468         270
        Commercial real estate......................   3,479       3,131
        Construction................................   1,539       1,377
        Land........................................     724         867
        Commercial business.........................   5,220       5,298
        Consumer....................................   2,319       1,351
        Unallocated.................................   1,202          30
                                                     -------     -------
            Total allowance for loan losses......... $18,856     $15,940
                                                     =======     =======

Loan Portfolio

   The following table sets forth the composition of BankUnited's loan portfolio, including loans held for sale, at June 30, 2002 and September 30, 2001.

                                                             June 30, 2002        September 30, 2001
                                                         ---------------------  ---------------------
                                                                     Percent of             Percent of
                                                           Amount     Total(1)    Amount     Total(1)
                                                         ----------  ---------- ----------  ----------
                                                                    (Dollars in thousands)
Mortgage loans:
   One-to-four family residential mortgages(2).......... $3,266,153     85.2%   $3,198,331     85.3%
   Multi-family residential mortgages...................     28,582      0.7        20,619      0.5
   Commercial real estate...............................    145,781      3.8       158,451      4.2
   Construction.........................................    128,216      3.3       114,790      3.1
   Land.................................................     21,728      0.6        33,620      0.9
                                                         ----------    -----    ----------    -----
       Total mortgage loans.............................  3,590,460     93.6     3,525,811     94.0
                                                         ----------    -----    ----------    -----
Other loans:
   Commercial business..................................    134,296      3.5       132,438      3.5
   Consumer.............................................    100,198      2.6        84,698      2.3
                                                         ----------    -----    ----------    -----
   Total other loans....................................    234,494      6.1       217,136      5.8
                                                         ----------    -----    ----------    -----
       Total loans......................................  3,824,954     99.7     3,742,947     99.8
Unearned discounts, premiums and deferred loan fees, net     28,617      0.8        22,642      0.6
Allowance for loan losses...............................    (18,856)    (0.5)      (15,940)    (0.4)
                                                         ----------    -----    ----------    -----
Loans receivable, net................................... $3,834,715    100.0%   $3,749,649    100.0%
                                                         ==========    =====    ==========    =====

(1) Percent of Total is calculated using "Loans receivable, net" in the denominator.
(2) During the nine months ended June 30, 2002, $231.0 million of one-to-four family residential mortgage loans were securitized and transferred to BankUnited's mortgage-backed securities available for sale portfolio.

Securities Portfolio

   Presented below is an analysis of the carrying values and approximate fair values of investments held to maturity.

                                                        June 30, 2002
                                            --------------------------------------
                                                       Gross      Gross
                                            Carrying Unrealized Unrealized  Fair
                                             Value     Gains      Losses    Value
                                            -------- ---------- ---------- -------
                                                    (Dollars in thousands)
U.S. government agency securities.......... $50,001     $ --      $(390)   $49,611
Trust preferred securities of other issuers  15,409      903       (333)    15,979
State of Israel Bonds......................      61       --         --         61
Other......................................   1,000       49         --      1,049
                                            -------     ----      -----    -------
   Total................................... $66,471     $952      $(723)   $66,700
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

                                                         June 30, 2002
                                            ----------------------------------------
                                                        Gross      Gross
                                            Amortized Unrealized Unrealized Carrying
                                              Cost      Gains      Losses    Value
                                            --------- ---------- ---------- --------
                                                     (Dollars in thousands)
U.S. government agency securities..........  $ 3,093    $   20    $    --   $  3,113
Equity securities..........................    2,749       299         --      3,048
Trust preferred securities of other issuers   30,090       274     (2,175)    28,189
Other......................................   57,011       302       (147)    57,166
                                             -------    ------    -------   --------
   Total...................................  $92,943    $  895    $(2,322)  $ 91,516
                                             =======    ======    =======   ========

                                                       September 30, 2001
                                            ----------------------------------------
                                                        Gross      Gross
                                            Amortized Unrealized Unrealized Carrying
                                              Cost      Gains      Losses    Value
                                            --------- ---------- ---------- --------
                                                     (Dollars in thousands)
U.S. government agency securities..........  $ 4,999    $   67    $    --   $  5,066
Equity securities..........................    3,359     1,347         --      4,706
Trust preferred securities of other issuers   42,109       143     (2,305)    39,947
Other......................................   19,000        --         --     19,000
                                             -------    ------    -------   --------
   Total...................................  $69,467    $1,557    $(2,305)  $ 68,719
                                             =======    ======    =======   ========

   Investment securities at June 30, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the underlying borrowers may have the right to call obligations with or without call penalties.

                                         Held to Maturity   Available for Sale
                                        ------------------- ------------------
                                        Carrying            Amortized Carrying
                                         Value   Fair Value   Cost     Value
                                        -------- ---------- --------- --------
                                                (Dollars in thousands)
 Due in one year or less............... $    --   $    --    $    --  $    --
 Due after one year through five years.      --        --      3,093    3,113
 Due after five years through ten years      --        --     26,489   26,647
 Due after ten years...................  66,410    66,639     35,110   33,199
 Equity securities (maturity n/a)......      61        61     28,251   28,557
                                        -------   -------    -------  -------
    Total.............................. $66,471   $66,700    $92,943  $91,516
                                        =======   =======    =======  =======

   Presented below is an analysis of the carrying values and approximate fair values of mortgage-backed securities held to maturity.

                                                   June 30, 2002
                                     -----------------------------------------
                                                Gross      Gross
                                     Carrying Unrealized Unrealized
                                      Value     Gains      Losses   Fair Value
                                     -------- ---------- ---------- ----------
                                              (Dollars in thousands)
 GNMA mortgage-backed securities.... $ 35,018   $2,187     $  --     $ 37,205
 FNMA mortgage-backed securities....   15,088      759        --       15,847
 FHLMC mortgage-backed securities...   42,989    1,936        --       44,925
 Collateralized mortgage obligations   23,970      641        --       24,611
 Mortgage pass-through certificates.    8,119      147        --        8,266
                                     --------   ------     -----     --------
    Total........................... $125,184   $5,670     $  --     $130,854
                                     ========   ======     =====     ========


                                                September 30, 2001
                                     -----------------------------------------
                                                Gross      Gross
                                     Carrying Unrealized Unrealized
                                      Value     Gains      Losses   Fair Value
                                     -------- ---------- ---------- ----------
                                              (Dollars in thousands)
 GNMA mortgage-backed securities.... $ 57,423   $3,326     $  --     $ 60,749
 FNMA mortgage-backed securities....   32,071    1,252        --       33,323
 FHLMC mortgage-backed securities...   55,965    2,534        --       58,499
 Collateralized mortgage obligations   38,646    1,492        --       40,138
 Mortgage pass-through certificates.   10,874      281        --       11,155
                                     --------   ------     -----     --------
    Total........................... $194,979   $8,885     $  --     $203,864
                                     ========   ======     =====     ========

   Presented below is an analysis of mortgage-backed securities designated as available for sale.

                                                   June 30, 2002
                                    -------------------------------------------
                                                 Gross      Gross
                                    Amortized  Unrealized Unrealized  Carrying
                                      Cost       Gains      Losses     Value
                                    ---------- ---------- ---------- ----------
                                              (Dollars in thousands)
GNMA mortgage-backed securities.... $   40,312  $ 1,405      $ --    $   41,717
FNMA mortgage-backed securities....    360,125    7,554        --       367,679
FHLMC mortgage-backed securities...    181,753    2,767        (8)      184,512
Collateralized mortgage obligations     88,354    1,319       (10)       89,663
Mortgage pass-through certificates.    437,528    6,473        --       444,001
                                    ----------  -------      ----    ----------
   Total........................... $1,108,072  $19,518      $(18)   $1,127,572
                                    ==========  =======      ====    ==========

                                                                September 30, 2001
                                                   --------------------------------------------
                                                               Gross       Gross
                                                   Amortized Unrealized  Unrealized   Carrying
                                                     Cost      Gains       Losses      Value
                                                   --------- ---------- -----------  ----------
                                                              (Dollars in thousands)
GNMA mortgage-backed securities................... $ 56,068   $  1,482  $        --  $   57,550
FNMA mortgage-backed securities...................  217,449      4,175           --     221,624
FHLMC mortgage-backed securities..................  105,080      2,182           --     107,262
Collateralized mortgage obligations...............  116,397      2,613           (3)    119,007
Mortgage pass-through certificates................  130,471      1,835           --     132,306
                                                   --------   --------  -----------  ----------
   Total.......................................... $625,465   $ 12,287  $        (3) $  637,749
                                                   ========   ========  ===========  ==========

   Mortgage-backed securities at June 30, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the underlying borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                    Held to Maturity    Available for Sale
                                                   ------------------- ---------------------
                                                   Carrying            Amortized   Carrying
                                                    Value   Fair Value   Cost       Value
                                                   -------- ---------- ---------- ----------
                                                            (Dollars in thousands)
Due in one year or less........................... $     --  $     --  $       72 $       73
Due after one year through five years.............       --        --          16         16
Due after five years through ten years............       --        --       9,624      9,748
Due after ten years...............................  125,184   130,854   1,098,360  1,117,735
                                                   --------  --------  ---------- ----------
   Total.......................................... $125,184  $130,854  $1,108,072 $1,127,572
                                                   ========  ========  ========== ==========

   During the nine months ended June 30, 2002, BankUnited securitized $231.0 million of residential mortgage loans with FNMA and FHLMC, $72.7 million of which were serviced by others, and transferred them into BankUnited's mortgage-backed securities available for sale portfolio, which is carried at fair value. BankUnited subsequently sold $156.3 million of the resulting securities, recognizing net gains of $1.4 million, which includes the recognition of mortgage servicing rights of $2.6 million. At June 30, 2002, there were $97.5 million of securities remaining from loan securitizations, all of which are serviced by others.

   In these securitization transactions, with the exception of loans serviced by others, BankUnited retains servicing responsibilities. BankUnited receives annual servicing fees approximating 0.25% of the outstanding receivable balance. The fair value of servicing assets retained upon the securitization of residential mortgage loans and the sale of the resulting securities during the nine months ended June 30, 2002 was $2.6 million.

   The investors in the securitized assets have no recourse to BankUnited's other assets for failure of debtors to pay when due. BankUnited's retained interests are subordinate to investor's interests. The value of the retained interests is subject to prepayment risk on the transferred financial assets, and the general level of interest rates.

   At June 30, 2002, key economic assumptions and the sensitivity of the current fair value of securities remaining from loan securitizations to immediate adverse 10 percent and 20 percent changes in those assumptions were as follows:

                                                          Retained Securities
                                                         ----------------------
                                                         (Dollars in thousands)
 Carrying amount (fair value) of retained securities....        $97,519
 Weighted average life in years.........................            2.6
 Annual prepayment assumption...........................          32.50%
    Impact on fair value of 10 percent adverse change...        $  (281)
    Impact on fair value of 20 percent adverse change...        $  (553)
 Annual cash flow discount rate assumed.................           5.29%
    Impact on fair value of 10 percent adverse change...        $  (774)
    Impact on fair value of 20 percent adverse change...        $(2,200)

   Credit losses are substantially reduced due to FNMA's full guarantee to BankUnited for losses on loans collateralizing the securities.

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

   The total principal amount of loans underlying the retained securities at June 30, 2002 was $94.3 million, none of which was 60 days or more past due. There were no credit losses during the nine months ended June 30, 2002 from the loans underlying the retained securities outstanding at June 30, 2002.

       DISCUSSION OF FINANCIAL CONDITION CHANGES FROM SEPTEMBER 30, 2001 TO JUNE 30, 2002 AND RESULTS OF OPERATIONS FOR THE THREE AND NINE
                     MONTHS ENDED JUNE 30, 2002 AND 2001.

FINANCIAL CONDITION

   The following is a discussion of material changes from September 30, 2001 to June 30, 2002 in the Consolidated Statement of Financial Condition. For a discussion of changes in cash and cash equivalents, see Liquidity and Capital Resources.

Assets

   Investments available for sale -- Investments available for sale increased by $22.8 million or 33.2% from $68.7 million at September 30, 2001 to $91.5 million at June 30, 2002. This net increase primarily resulted from purchases in the amount of $39.5 million, which were offset by repayments of $10.1 million, and sales of $5.9 million (including gains of $1.3 million).

   Mortgage-backed securities -- Mortgage-backed securities held to maturity decreased by $69.8 million, or 35.8%, from $195.0 million at September 30, 2001 to $125.2 million at June 30, 2002. This decrease was due predominantly to repayments of $70.2 million.

   Mortgage-backed securities available for sale increased by $489.9 million, or 76.8%, from $637.7 million at September 30, 2001 to $1.1 billion at June 30, 2002. This increase is due to purchases of $665.2 million, the securitization of $231.0 million of mortgage loans, and unrealized gains of $7.2 million. These increases were offset by decreases due to repayments of $254.9 million, sales of $156.2 million.

   Loans -- Although loans receivable, net (including loans held for sale) remained relatively flat at $3.8 billion increasing slightly by $85.1 million, or 2.3%, this is the net result of significant activity during the nine months ended June 30, 2002. Loan fundings of $1.8 billion were offset by repayments of $1.4 billion (including accretion of discounts and amortization of premiums), the securitization of $231.0 million of residential mortgage loans, loan sales of $88.2 million, including $3.0 million in realized gains, a provision for loan losses of $7.3 million, and a transfer to real estate owned of $7.0 million.

   Other interest earnings assets -- Other interest earning assets increased by $10.4 million or 13.8% from $75.6 million at September 30, 2001 to $86.0 million at June 30, 2002. This category is primarily comprised of FHLB stock, which is required to be purchased in proportion to advances received from the FHLB.

   Securities sold pending settlement -- represents the amount of securities sold at the end of a period pending settlement in the next period. At September 30, 2001, there were $25.5 million of securities sold pending settlement in October 2001. At the end of June 30, 2002, there were no sales of securities pending settlement.

   Bank owned life insurance -- Bank owned life insurance increased by $31.9 million, or 155.6%, from $20.5 million at September 30, 2001 to $52.4 million at June 30, 2002. During the nine-month period ended June 30, 2002, BankUnited purchased an additional $30.0 million of bank owned life insurance and the cash value of the policies increased by $1.9 million. The additional bank owned life insurance was purchased as an investment in order to further offset the projected cost of the Bank's benefit plans for all employees.

Liabilities

   Deposits -- Deposits increased by $353.4 million, or 13.3%, from $2.7 billion at September 30, 2001 to $3.0 billion at June 30, 2002. The increase stems primarily from an increase in core deposits of $284.0 million accompanied by a relatively smaller increase of $69.4 million in certificates of deposit. The increase in deposits, including core deposits, reflects primarily the Bank's aggressive marketing and service efforts, branch expansion, and the offering of competitive products and rates sufficient to be attractive to the Bank's customer base.

   Securities sold under agreements to repurchase -- Securities sold under agreements to repurchase decreased by $30.2 million or 10.7% from $283.1 million at September 30, 2001 to $252.9 million at June 30, 2002.

   FHLB advances -- FHLB advances increased by $201.3 million, or 13.4%, from $1.5 billion at September 30, 2001 to $1.7 billion at June 30, 2002. FHLB advances are used to fund investing activities such as funding loans and purchasing securities.

   Trust Preferred Securities -- Trust preferred securities increased by $30.1 million, or 14.8%, from $203.6 million at September 30, 2001 to $233.7 million at June 30, 2002. The net increase of $30.1 million is primarily the result of $43.6 million of net proceeds received from the issuance by BankUnited Statutory Trust I and BankUnited Statutory Trust II (see note 4 of the accompanying condensed notes to consolidated financial statements) offset by repurchases of $15.3 million of Trust Preferred Securities originally issued by BankUnited Capital. In addition, there was an increase of $1.1 million as a result of an adjustment as required by Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." See note 3 of the accompanying condensed notes to consolidated financial statements for a full description of this transaction.

   Securities purchased pending settlement -- represents the amount of securities purchased at the end of a period, pending settlement in the next period. At September 30, 2001, there were $15.2 million of securities purchased pending settlement in October 2001. At June 30, 2002, there was $25.0 million in purchases of securities pending settlement in July 2002.

Stockholders' Equity

   The net increase in stockholders' equity of $29.5 million or 9.8% from $300.4 million at September 30, 2001 to $329.9 million at June 30, 2002, is due largely to comprehensive income of $26.2 million for the nine months ended June 30, 2002 which is the net result of net income after preferred stock dividends of $22.1 million, plus $4.1 million of other comprehensive income. To a lesser extent the issuance of stock during the nine months ended June 30, 2002 increased equity by $3.2 million, $2.8 million of which is from the exercise of stock options and other awards to BankUnited associates under various incentive and stock compensation plans all of which have been approved by BankUnited's shareholders. The balance of the changes in stockholders' equity relates to the restructuring of the compensation of the Chairman of the Board and Chief Executive Officer ("CEO"), pursuant to rights granted under the 2002 Stock Award and Incentive Plan that BankUnited and its CEO agreed to implement in March 2002 to assist BankUnited in ensuring, to the extent possible, that the CEO's compensation for the period from April 1, 2002 to September 30, 2005 would be deductible for federal income tax purposes under Section 162(m) of the Internal Revenue Code. In connection with the compensation restructuring, the CEO acquired, on a deferred basis, 26,720 shares of BankUnited's Noncumulative Convertible Preferred Stock, Series B in lieu of his deferred cash bonus for 2001. Delivery of these shares has been deferred and made subject to conditions intended to enable BankUnited to avoid being precluded from deducting the bonus for tax purposes. These shares have been placed in a trust established by BankUnited to provide a source of funds used to satisfy BankUnited's obligation to the CEO under a nonqualified benefit plan, on behalf of the CEO and are classified as Treasury Stock in the stockholders' equity section of BankUnited's Consolidated Statement of Financial Condition.

RESULTS OF OPERATIONS

General

   Net income reached $7.8 million for the three months ended June 30, 2002, an increase of $3.2 million, or 69.6%, compared to $4.6 million for the same period in 2001. The net increase of $3.2 million for the three-month period includes an increase in net interest income before provision for loan losses of $9.2 million, and an increase in non-interest income of $0.4 million. These increases in income were offset by an increase in the provision for loan losses of $0.2 million, an increase in non-interest expense of $4.4 million, an increase in the provision for income taxes of $1.7 million and a decrease in extraordinary gains of $0.1 million.

   For the nine months ended June 30, 2002, net income reached $22.2 million, which is a $9.2 million, or 70.8% increase over the $13.0 million achieved in the same period in 2001. The net increase of $9.2 million for the nine-month period includes an increase in net interest income before provision for loan losses of $27.1 million, and an increase in non-interest income of $4.4 million. These increases were offset by an increase in the provision for loan losses of $2.9 million, an increase in non-interest expense of $13.4 million, an increase in the provision for income taxes of $5.2 million, and a decrease in extraordinary gains of $0.8 million.

   Below is a more detailed discussion of each major category of income and expenses for both the three and nine-month periods ended June 30, 2002 compared to the same periods in the prior year.

   In conjunction with the following discussion of interest income and interest expense, please review the Yields Earned and Rates Paid and Rate/Volume Analysis tables below.

Net Interest Income

  Three Months Ended June 30, 2002 and 2001

   Net interest income before provision for loan losses was $28.0 million for the three months ended June 30, 2002, a $9.2 million, or 48.9%, increase over $18.8 million for the same period in 2001. The majority of the total increase of $9.2 million is due to two factors: an increase of $4.8 million due to changes in volume of average interest-earning assets and interest-bearing liabilities, and an increase of $4.4 million due to changes in yields earned on interest-earning assets and rates paid on interest-bearing liabilities. Collectively, these two factors contributed to an expansion in the net interest margin of 43 basis points from 1.74% for the three months ended June 30, 2001 to 2.17% for the three months ended June 30, 2002. In addition there was an increase in interest rate spread of 48 basis points from 1.54% for the three months ended June 30, 2001 to 2.02% for the three months ended June 30, 2002. During the three months ended June 30, 2002, BankUnited has been able to take advantage of the lower interest rate environment due to the favorable gap in re-pricing frequencies of its interest earning assets and interest bearing liabilities. The expansion in margin and increase in interest rate spread for the three month period ended June 30, 2002, compared to the same period in 2001, is attributable to this favorable gap. BankUnited monitors such interest rate gaps and seeks to manage changes in interest rates by adjusting the re-pricing frequencies of its interest earning assets and interest bearing liabilities.

   Interest Income -- Interest income increased by $2.0 million, or 2.5%, to $81.7 million for the three months ended June 30, 2002, compared to $79.7 million for the same period in the prior year. This net increase is the result of increases of $14.8 million due to changes in volume, offset by decreases of $10.4 million and $2.4 million due to changes in rate and changes in rate/volume, respectively.

   The volume related changes in interest income stem from the increase in average mortgage-backed securities, loans, and long-term investments, which increased interest income by $9.8 million, $3.6 million, and $1.3 million, respectively for the three months ended June 30, 2002 compared to the same period in the prior year.

   The rate related changes in interest income stem mostly from the decrease in the yield on loans of 89 basis points from 7.42% for the three months ended June 30, 2001 to 6.53% for the same period in 2002. This drop in yield on loans reduced interest income by $8.0 million for the three months June 30, 2002 compared to the same period in the prior year. The yield also dropped on mortgage-backed securities, short-term and long-term investments, reducing interest income by $2.3 million, in the aggregate, for the three months June 30, 2002 compared to the same period in the prior year.

   Interest Expense -- Interest expense decreased by $7.2 million, or 11.8%, to $53.7 million for the three months ended June 30, 2002, compared to $60.9 million for the same period in the prior year. This net decrease is the result of increases of $9.9 million due to changes in volume, offset by decreases of $14.8 million and $2.3 million due to changes in rate and changes in rate/volume, respectively.

   The majority of the volume related changes stem from the increase in average FHLB advances and other borrowings, savings, Trust Preferred Securities, and NOW/Money Market accounts, which increased interest expense by $6.7 million and $3.3 million, $0.7 million, and $0.6 million, respectively for the three months ended June 30, 2002, compared to the same period in the prior year. Offsetting the impact that increases in average balances of those liabilities had on interest income are decreases in the average balance of certificates of deposit, which decreased interest income by $1.3 million.

   The rate related changes stem from the decrease in rates paid on all liabilities, from 5.79% for the three months ended June 30, 2001 to 4.28% for the same period in 2002. The most significant improvement came from a drop in rates paid on certificates of deposits, which changed from 6.19% for the three months ended June 30, 2001 to 4.35% for the same period in 2002. This improvement of 184 basis points reduced the cost of funds by $8.6 million. The drop in rates paid on FHLB advances and other borrowings of 102 basis points from 5.91% for the three months ended June 30, 2001 to 4.89% for the same period in 2002 reduced the cost of funds by $3.0 million. Additional reductions in the cost of funds came from the drop in rates paid on NOW/ Money Market, savings accounts, and Trust Preferred Securities of 83 basis points, 175 basis points, and 127 basis points, respectively, in the three-month period ended June 30, 2002 compared to the same period in 2001. The drop in rates paid reduced the cost of funds for NOW/ Money Market, savings accounts and Trust Preferred Securities by $3.3 million, in the aggregate, for the three months ended June 30, 2002 compared to the same period in 2001.

  Nine Months Ended June 30, 2002 and 2001

   Net interest income before provision for loan losses was $82.0 million for the nine months ended June 30, 2002, a $27.2 million, or 49.6%, increase over $54.8 million for the same period in 2001. The majority of the total increase of $27.1 million is due to changes in volume of average interest-earning assets and interest-bearing liabilities resulting in an increase in net interest income of $15.5 million, and changes in yields earned on interest-earning assets and rates paid on interest-bearing liabilities, increasing net interest income by $10.9 million. Collectively, these two factors contributed to an expansion in the net interest margin of 44 basis points from 1.72% for the nine months ended June 30, 2001 to 2.16% for the nine months ended June 30, 2002. In addition there was an increase in the interest rate spread of 47 basis points from 1.53% for the nine months ended June 30, 2001 to 2.00% for the nine months ended June 30, 2002. During the nine months ended June 30, 2002, BankUnited has been able to take advantage of the lower interest rate environment due to the favorable gap in re-pricing frequencies of its interest earning assets and interest bearing liabilities. The expansion in margin and increase in interest rate spread for the nine month period ended June 30, 2002, compared to the same period in 2001, is attributable to this favorable gap. BankUnited monitors such interest rate gaps and seeks to manage changes in interest rates by adjusting the re-pricing frequencies of its interest earning assets and interest bearing liabilities.

   Interest Income -- Interest income increased by $5.6 million, or 2.3%, to $246.7 million for the nine months ended June 30, 2002, compared to $241.1 million for the same period in the prior year.

This net increase is the result of increases of $44.9 million due to changes in volume, offset by decreases of $32.1 million and $7.2 million due to changes in rate and changes in rate/volume, respectively.

   The volume-related changes in interest income stem mostly from the increase in average mortgage-backed securities, loans, and long-term investments, which increased interest income by $29.5 million, $11.6 million, and $4.2 million, respectively, for the nine months ended June 30, 2002 compared to the same period in the prior year.

   The rate related changes in interest income stem mostly from the decrease in the yield on loans of 91 basis points from 7.55% for the nine months ended June 30, 2001 to 6.64% for the same period in 2002. This drop in yield on loans reduced interest income by $24.9 million for the nine months ended June 30, 2002 compared to the same period in the prior year. The yield also dropped on mortgage-backed securities, short-term and long-term investments, reducing interest income by $4.2 million, $0.8 million and $2.2 million respectively, for the nine months ended June 30, 2002 compared to the same period in the prior year.

   Interest Expense -- Interest expense decreased by $21.4 million, or 11.5%, to $164.8 million for the nine months ended June 30, 2002, compared to $186.2 million for the same period in the prior year. This net decrease is the result of increases of $29.5 million due to changes in volume, offset by decreases of $43.0 million and $8.0 million due to changes in rate and changes in rate/volume, respectively.

   The majority of the volume-related changes stem from the increase in average FHLB advances and other borrowings, and savings, which increased interest expense by $23.4 million and $11.7 million, respectively for the nine months ended June 30, 2002 compared to the same period in the prior year. In addition, the increase in the average balances of NOW/Money Market and Trust Preferred Securities increased interest expense by $2.4 million in the aggregate for the nine months ended June 30, 2002 compared to the same period in the prior year. The impact of the increases in average balances of those liabilities on interest expense, was offset by decreases in the average balance of certificates of deposit, which decreased interest expense by $8.0 million.

   The rate related changes stem from the decrease in rates paid on all liabilities, from 5.98% for the nine months ended June 30, 2001 to 4.46% for the same period in 2002. The most significant improvement came from a drop in rates paid on certificates of deposits, which changed from 6.33% for the nine months ended June 30, 2001 to 4.69% for the same period in 2002. This improvement of 164 basis points reduced the cost of funds by $23.7 million. The drop in rates paid on FHLB advances and other borrowings of 116 basis points from 6.01% for the nine months ended June 30, 2001 to 4.85% for the same period in 2002 reduced the cost of funds by $9.8 million. Additional reductions in the cost of funds came from the drop in rates paid on NOW/ Money Market, savings accounts, and Trust Preferred Securities of 117 basis points, 205 basis points, and 62 basis points, respectively in the nine-month period ended June 30, 2002 compared to the same period in 2001. The drop in rates paid reduced the cost of funds for NOW/ Money Market, savings accounts and Trust Preferred Securities by $2.6 million, $5.9 million, and $1.0 million, respectively for the nine months ended June 30, 2002 compared to the same period in 2001.

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

Yields Earned and Rates Paid

                                                           For the Three Months Ended June 30,
                                                 -------------------------------------------------------
                                                            2002                         2001
                                                 --------------------------  ---------------------------
                                                    Daily                       Daily
                                                   Average            Yield/   Average             Yield/
                                                   Balance   Interest  Rate    Balance    Interest  Rate
                                                 ----------  -------- ------ -----------  -------- ------
                                                                  (Dollars in thousands)
Interest-earning assets:
   Loans receivable, net........................ $3,799,152  $61,959   6.53% $ 3,606,623  $66,917   7.42%
   Mortgage-backed securities...................  1,149,776   16,796   5.84%     578,666    9,946   6.88%
   Short-term investments(1)....................     20,597      169   3.25%      18,083      291   6.37%
   Long-term investments and FHLB
     stock, net(2)..............................    220,948    2,762   5.00%     145,588    2,554   7.02%
                                                 ----------  -------   ----  -----------  -------  -----
       Total interest-earning assets............ $5,190,473  $81,686   6.30% $ 4,348,960  $79,708   7.33%
                                                 ----------  -------   ----  -----------  -------  -----
Interest-bearing liabilities:
   NOW/Money Market(3).......................... $  415,432  $ 1,549   1.50% $   305,496  $ 1,774   2.33%
   Savings......................................    739,814    4,963   2.69%     447,037    4,952   4.44%
   Certificate of deposits......................  1,783,597   19,327   4.35%   1,866,911   28,806   6.19%
   Trust preferred securities...................    232,628    4,879   8.39%     205,185    4,954   9.66%
   Senior notes.................................    200,000    2,834   5.67%     200,000    2,834   5.67%
   FHLB advances and other
    borrowings(4)...............................  1,630,584   20,156   4.89%   1,179,099   17,627   5.91%
                                                 ----------  -------   ----  -----------  -------  -----
       Total interest-bearing liabilities....... $5,002,055  $53,708   4.28% $ 4,203,728  $60,947   5.79%
                                                 ==========  =======   ====  ===========  =======  =====
Excess of interest-earning assets over
  interest-bearing liabilities.................. $  188,418                  $   145,232
                                                 ==========                  ===========
Net interest income.............................             $27,978                      $18,761
                                                             =======                      =======
Interest rate spread............................                       2.02%                        1.54%
                                                                       ====                        =====
Net interest margin(5)..........................                       2.17%                        1.74%
                                                                       ====                        =====
Ratio of interest-earning assets to interest-
  bearing liabilities...........................     103.77%                      103.45%
                                                 ----------                  -----------

--------
(1) Short-term investments include FHLB overnight deposits and securities purchased under agreements to resell.
(2) Long-term investments include agency securities, trust preferred securities of other issuers and tax certificates.
(3) Includes non-interest bearing deposits of $107,326.
(4) Other borrowings is comprised of securities sold under agreements to repurchase.
(5) Net interest margin is calculated based on actual days outstanding for each category of interest-earning assets and interest-bearing liabilities.

Yields Earned and Rates Paid

                                                        For the Nine Months Ended June 30,
                                            ----------------------------------------------------------
                                                       2002                          2001
                                            --------------------------  ------------------------------
                                               Daily                       Daily
                                              Average            Yield/   Average               Yield/
                                              Balance   Interest  Rate    Balance    Interest    Rate
                                            ----------  -------- ------ ----------  ---------- -------
                                                              (Dollars in thousands)
Interest-earning assets:
   Loans receivable, net................... $3,858,299  $192,207  6.64% $3,654,112  $  206,821    7.55%
   Mortgage-backed securities..............  1,007,113    45,429  6.01%    462,470      25,082    7.23%
   Short-term investments(1)...............     19,237       483  3.31%     25,195       1,414    7.40%
   Long-term investments and FHLB
     stock, net(2).........................    211,951     8,605  5.42%    137,620       7,764    7.53%
                                            ----------  --------  ----  ----------  ---------- -------
       Total interest-earning assets....... $5,096,600  $246,724  6.46% $4,279,397  $  241,081    7.33%
                                            ----------  --------  ----  ----------  ---------- -------
Interest-bearing liabilities:
   NOW/Money Market(3)..................... $  372,202  $  4,043  1.45% $  292,842  $    5,746    2.62%
   Savings.................................    702,885    14,767  2.81%    381,406      13,853    4.86%
   Certificate of deposits.................  1,763,043    61,832  4.69%  1,931,675      91,458    6.33%
   Trust preferred securities..............    217,569    14,753  9.04%    206,933      14,996    9.66%
   Senior notes............................    200,000     8,498  5.67%    200,000       8,500    5.67%
   FHLB advances and other
     borrowings(4).........................  1,653,230    60,858  4.85%  1,133,150      51,684    6.01%
                                            ----------  --------  ----  ----------  ---------- -------
       Total interest-bearing
         liabilities....................... $4,908,929  $164,751  4.46% $4,146,006  $  186,237    5.98%
                                            ==========  ========  ====  ==========  ========== =======
Excess of interest-earning assets over
  interest-bearing liabilities............. $  187,671                  $  133,391
                                            ==========                  ==========
Net interest income........................             $ 81,973                    $   54,844
                                                        ========                    ==========
Interest rate spread.......................                       2.00%                           1.53%
                                                                  ====                         =======
Net interest margin(5).....................                       2.16%                           1.72%
                                                                  ====                         =======
Ratio of interest-earning assets to
  interest-bearing liabilities.............     103.82%                     103.22%
                                            ----------                  ----------

--------
(1) Short-term investments include FHLB overnight deposits and securities purchased under agreements to resell.
(2) Long-term investments include agency securities, trust preferred securities of other issuers and tax certificates.
(3) Includes non-interest bearing liabilities of $99,585.
(4) Other borrowings is comprised of securities sold under agreements to repurchase.
(5) Net interest margin is calculated based on actual days outstanding for each category of interest-earning assets and interest-bearing liabilities.

Rate/Volume Analysis

   The following tables present, for the periods indicated, the changes in interest income and the changes in interest expense attributable to the changes in interest rates and the changes in the volume of interest-earning assets and interest-bearing liabilities. For each category of interest-earning assets and interest-bearing liabilities, information is provided on the changes attributable to: (i) changes in average balances ("volume") (change in volume multiplied by prior year yields earned or rates paid ("rate"); (ii) changes in rate (change in rate multiplied by prior year volume); (iii) changes in rate/volume (change in rate multiplied by change in volume); and (iv) total increase or decrease resulting from changes in rate and volume.

                                                                Three Months Ended June 30,
                                                                       2002 vs. 2001
                                                           -------------------------------------
                                                           Increase (Decrease) Due to
                                                           --------------------------
                                                           Changes            Changes    Total
                                                             in      Changes  in Rate/  Increase
                                                           Volume    in Rate   Volume  (Decrease)
                                                           -------  --------  -------- ----------
                                                                   (Dollars in thousands)
Interest income attributable to:
   Loans.................................................. $ 3,571  $ (8,025) $  (505)  $(4,959)
   Mortgage-backed securities and collateralized mortgage
     obligations..........................................   9,823    (1,505)  (1,468)    6,850
   Short-term investments(1)..............................      40      (141)     (21)     (122)
   Long-term investments and FHLB stock(2)................   1,323      (735)    (379)      209
                                                           -------  --------  -------   -------
       Total interest-earning assets......................  14,757   (10,406)  (2,373)    1,978
                                                           -------  --------  -------   -------
Interest expense attributable to:
   NOW/Money Market.......................................     640      (634)    (231)     (225)
   Savings................................................   3,250    (1,956)  (1,283)       11
   Certificates of deposit................................  (1,289)   (8,588)     398    (9,479)
   Trust preferred securities.............................     663      (652)     (86)      (75)
   Senior notes...........................................                                   --
   FHLB advances and other borrowings.....................   6,671    (3,007)  (1,135)    2,529
                                                           -------  --------  -------   -------
       Total interest-bearing liabilities.................   9,935   (14,837)  (2,337)   (7,239)
                                                           -------  --------  -------   -------
       Increase (decrease) in net interest income......... $ 4,822  $  4,431  $   (36)  $ 9,217
                                                           =======  ========  =======   =======

--------
(1) Short-term investments include FHLB overnight deposits and securities purchased under agreements to resell.
(2) Long-term investments include agency securities, trust preferred securities of other issuers and tax certificates.

                                                                 Nine Months Ended June 30,
                                                                       2002 vs. 2001
                                                           -------------------------------------
                                                           Increase (Decrease) Due to
                                                           --------------------------
                                                           Changes            Changes    Total
                                                             in      Changes  in Rate/  Increase
                                                           Volume    in Rate   Volume  (Decrease)
                                                           -------  --------  -------- ----------
                                                                   (Dollars in thousands)
Interest income attributable to:
   Loans.................................................. $11,562  $(24,939) $(1,237)  $(14,614)
   Mortgage-backed securities and collateralized mortgage
     obligations..........................................  29,553    (4,231)  (4,955)    20,347
   Short-term investments(1)..............................    (331)     (773)     173       (931)
   Long-term investments and FHLB stock(2)................   4,198    (2,178)  (1,179)       841
                                                           -------  --------  -------   --------
       Total interest-earning assets......................  44,962   (32,121)  (7,198)     5,643
                                                           -------  --------  -------   --------
Interest expense attributable to:
   NOW/Money Market.......................................   1,559    (2,569)    (693)    (1,703)
   Savings................................................  11,718    (5,864)  (4,940)       914
   Certificates of deposit................................  (8,006)  (23,759)   2,139    (29,626)
   Trust preferred securities.............................     770      (962)     (51)      (243)
   Senior notes...........................................      --        --       --
   FHLB advances and other borrowings.....................  23,442    (9,858)  (4,412)     9,172
                                                           -------  --------  -------   --------
       Total interest-bearing liabilities.................  29,483   (43,012)  (7,957)   (21,486)
                                                           -------  --------  -------   --------
       Increase in net interest income.................... $15,479  $ 10,891  $   759   $ 27,129
                                                           =======  ========  =======   ========

--------
(1) Short-term investments include FHLB overnight deposits and securities purchased under agreements to resell.
(2) Long-term investments include agency securities, trust preferred securities of other issuers and tax certificates.

   The following is a discussion of non-interest income and non-interest expense for the three and nine months ended June 30, 2002 and 2001.

  Three Months Ended June 30, 2002 and 2001

   Provision for loan losses - The provision for loan losses was $1.9 million for the three months ended June 30, 2002, an increase of $0.2 million, or 11.8%, from $1.7 million for the same period in the prior year.

   The following table provides a comparison for each of the categories of non-interest income for the three-month periods ended June 30, 2002 and 2001:

                                                               Three months ended
                                                               ----------------------
                                                               June 30,    June 30,
                                                                 2002        2001         Change
                                                               --------    --------   --------------
                                                               (Dollars in thousands)
Non-interest income:
   Service fees, net..........................................  $1,345      $1,843    $ (498) -27.0%
   Insurance and investment services income...................     844         929       (85)  -9.1%
   Net (loss) gain on sale of investments and mortgage-backed
     securities...............................................    (295)        433      (728) 168.1%
   Net gain on sale of loans and other assets.................   1,442         428     1,014  236.9%
   Other......................................................     951         243       708  291.4%
                                                                ------      ------    ------  ------
       Total non-interest income..............................  $4,287      $3,876    $  411   10.6%
                                                                ======      ======    ======  ======

   The net decrease in net servicing fees of 27.0% is due mostly to an increase in amortization of mortgage servicing right resulting from an increase in prepayments.

   During the three months ended June 30, 2002, there were net losses of $0.3 million on the sale of investment and mortgage-backed securities, compared to net gains of $0.4 million for the same period in 2001. The net losses of $0.3 million in 2002, stem from the sale of mortgage-backed securities resulting from the securitization of loans. The net gains of $0.4 million in 2001 is the net result of a loss of $0.1 million from the sale of mortgage-backed securities resulting from the securitization of loans, and a gain of $0.5 from the sale of mortgage-backed securities originally purchased by BankUnited.

   The 236.9% increase in gains on the sale of loans and other assets stems from the sale of loans and activity related to the securitization of loans. Additional loans were securitized for the three months ended June 30, 2002 as a result of an increase in residential loan originations.

   The following table provides a comparison for each of the categories of non-interest expense for the three-month periods ended June 30, 2002 and 2001:

                                               Three months ended
                                           ---------------------------
                                           June 30, 2002 June 30, 2001     Change
                                           ------------- ------------- --------------
                                             (Dollars in thousands)
Non-interest expenses:
   Employee compensation and benefits.....    $ 7,891       $ 5,772    $2,119   36.7%
   Occupancy and equipment................      2,863         2,280       583   25.6%
   Insurance..............................        261           244        17    7.0%
   Professional fees-legal and accounting.      1,851         1,041       810   77.8%
   Telecommunications and data processing.      1,106           884       222   25.1%
   Loan servicing expense.................        652         1,093      (441) -40.3%
   Advertising and promotion expense......      1,256           505       751  148.7%
   Amortization of goodwill...............         --           388      (388) 100.0%
   Other operating expenses...............      2,215         1,530       685   44.8%
                                              -------       -------    ------  ------
       Total non-interest expenses........    $18,095       $13,737    $4,358   31.7%
                                              =======       =======    ======  ======

   The increases in the majority of categories included in non-interest expense, including employee compensation, occupancy and equipment, insurance, professional fees, telecommunications and data processing and other operating expenses, reflect the continuing expansion of BankUnited's operations. In addition, the increase in advertising and promotion reflects BankUnited's efforts for increasing brand recognition and market share.

   The decrease in amortization of goodwill is the result of adopting a newly issued accounting pronouncement adopted by BankUnited on October 1, 2001, which no longer allows amortization of goodwill. See Note 9. "Impact of New Accounting Pronouncements."

   BankUnited's ability to increase net interest income and non-interest income in greater proportion to non-interest expense has reduced the efficiency ratio to 53.5% for the three-month period ended June 30, 2002, compared to 57.2% for the same period in the prior year.

  Nine Months Ended June 30, 2002 and 2001

   Provision for loan losses - The provision for loan losses was $7.3 million for the nine months ended June 30, 2002, an increase of $2.8 million, or 62.2%, from $4.5 million for the same period in the prior year.

   The following table provides a comparison for each of the categories of non-interest income for the nine- month periods ended June 30, 2002 and 2001:

                                                             Nine months ended
                                                        ---------------------------
                                                        June 30, 2002 June 30, 2002     Change
                                                        ------------- ------------- --------------
                                                          (Dollars in thousands)
Non-interest income:
   Service fees, net...................................    $ 4,476       $4,987     $ (511) -10.2%
   Insurance and investment services income............      3,024        2,011      1,013   50.4%
   Net gain on sale of investments and mortgage-backed
     securities........................................        587          722       (135) -18.7%
   Net gain on sale of loans and other assets..........      2,954          874      2,080  238.0%
   Other...............................................      2,199          281      1,918  682.6%
                                                           -------       ------     ------  ------
       Total non-interest income.......................    $13,240       $8,875     $4,365   49.2%
                                                           =======       ======     ======  ======

   Net servicing fees include; loan servicing income, service charges on deposits and loans, and the amortization of loan servicing rights. The net decrease in net servicing fees of 10.2% is due mostly from an increase in amortization of mortgage servicing rights resulting from an increase in prepayments. The increase in insurance and investment services income of 50.4%, is due to an increase in income generated from the sale of annuity products of $1.0 million. The 238.0% increase in gains on the sale of loans and other assets stems from the sale of loans and activity related to the securitization of loans. The increase in other non-interest income of 682.6% is due to the increase in the cash surrender value of bank owned life insurance of $1.9 million.

   The following table provides a comparison for each of the categories of non-interest expense for the nine-month periods ended June 30, 2002 and 2001:

                                                Nine months ended
                                           ---------------------------
                                           June 30, 2002 June 30, 2002     Change
                                           ------------- ------------- ---------------
                                             (Dollars in thousands)
Non-interest expenses:
   Employee compensation and benefits.....    $22,304       $16,122    $ 6,182   38.3%
   Occupancy and equipment................      8,179         6,630      1,549   23.4%
   Insurance..............................        778           754         24    3.2%
   Professional fees-legal and accounting.      4,107         2,609      1,498   57.4%
   Telecommunications and data processing.      3,267         2,453        814   33.2%
   Loan servicing expense.................      2,384         3,611     (1,227) -34.0%
   Advertising and promotion expense......      4,536         1,816      2,720  149.8%
   Amortization of goodwill...............         --         1,165     (1,165) 100.0%
   Other operating expenses...............      7,332         4,288      3,044   71.0%
                                              -------       -------    -------  ------
       Total non-interest expenses........    $52,887       $39,448    $13,439   34.1%
                                              =======       =======    =======  ======

   The increases in the majority of categories included in non-interest expense, including employee compensation, occupancy and equipment, insurance, professional fees, telecommunications and data processing and other operating expenses, reflect the continuing expansion of BankUnited's operations. In addition, the increase in advertising and promotion reflects BankUnited's efforts for increasing brand recognition and market share.

   The decrease in amortization of goodwill is the result of adopting a newly issued accounting pronouncement adopted by BankUnited on October 1, 2001, which no longer allows amortization of goodwill. See Note 9. "Impact of New Accounting Pronouncements."

   BankUnited's ability to increase net interest income and non-interest income in greater proportion to non-interest expense has reduced the efficiency ratio to 52.7% for the nine-month period ended June 30, 2002, compared to 58.7% for the same period in the prior year.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The discussion contained in BankUnited's Annual Report on Form 10-K for the year ended September 30, 2001, under Item 7a, "Quantitative and Qualitative Disclosures about Market Risk," provides detailed quantitative and qualitative disclosures about market risk and should be referenced for information thereon. In addition, the following discussion addresses the sources and effects of developments during the nine months ended June 30, 2002 which related to risks associated with investments and mortgage-backed securities.

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

   Risks Associated with Investments and Mortgage-Backed
Securities. BankUnited purchases fixed and adjustable rate mortgage-backed securities and other securities for liquidity, yield and risk management purposes. Changes in market interest rates associated with BankUnited's investments and mortgage-backed securities could have a material adverse effect on BankUnited's carrying value of its securities. Such changes in the carrying value of mortgage-backed securities and other securities classified as available-for-sale would be reflected, net of taxes, as a component of stockholder's equity. See Note 6--"Comprehensive Income" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Securities Portfolio."

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits


        3.1 Articles of Incorporation of BankUnited Financial Corporation

       99.1 Certification of CEO and CFO

   (b) Reports on Form 8-K.

      BankUnited filed no reports on Form 8-K during the quarter for which this report is filed.

                                  SIGNATURES

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                              BANKUNITED FINANCIAL CORPORATION

                                              By:    /s/  HUMBERTO L. LOPEZ
                                                  -----------------------------
                                                        Humberto L. Lopez
                                                      Senior Executive Vice
                                                          President and
                                                     Chief Financial Officer

Date:  August 14, 2002

                        BANKUNITED FINANCIAL CORPORATION

                               INDEX TO EXHIBITS

EXHIBIT NO.       DESCRIPTION
-----------       -----------
   3.1            Articles of Incorporation of BankUnited.

  99.1            Certification of CEO and CFO.