Form 10-K
period 2002-09-30
BANKUNITED FINANCIAL CORP
filed 2002-12-30
CIK 894490

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

                 For the fiscal year ended September 30, 2002

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

                        Commission File Number 1-13921

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the Class A Common Stock and Class B Common Stock held by non-affiliates of the Registrant, based upon the average price on December 17, 2002, was $391,302,187*. The Class A Common Stock is the only publicly traded voting security of the Registrant.

   The shares of the Registrant's common stock outstanding as of December 17, 2002 were as follows:

                                                     Number of
                         Class                        Shares
                         -----                      ------------
               Class A Common Stock, $.01 par value   24,756,216
               Class B Common Stock, $.01 par value      564,162

                      DOCUMENTS INCORPORATED BY REFERENCE

   The Registrant's Definitive Proxy Statement for its 2003 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K pursuant to General Instruction G(3) of the Form 10-K. Information from such Definitive Proxy Statement will be incorporated by reference into Part III, Items 10, 11, 12 and 13 hereof.
--------
* Based on reported beneficial ownership of all directors and executive officers of the Registrant; this determination does not, however, constitute an admission of affiliated status for any of these individual stockholders.
================================================================================

                       BANKUNITED FINANCIAL CORPORATION

                          Form 10-K Table of Contents

                                                                                                Page
                                                                                                ----
                                            PART I

Item 1.  Business..............................................................................   3

          Employees............................................................................   3

          Market Area and Competition..........................................................   3

          Lending Activities...................................................................   4

          Mortgage Loan Servicing..............................................................   7

          Investments and Mortgage-Backed Securities...........................................   8

          Deposits.............................................................................   9

          Activities of Subsidiaries...........................................................   9

          Regulation...........................................................................   9

          Taxation.............................................................................  13

Item 2.  Properties............................................................................  14

Item 3.  Legal Proceedings.....................................................................  15

Item 4.  Submission of Matters to a Vote of Security Holders...................................  15

Item 4A. Executive Officers of the Registrant..................................................  15

                                            PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters..................  17

Item 6.  Selected Financial Data...............................................................  18

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.  20

Item 7A. Quantitative and Qualitative Disclosures About Market Risk............................  40

Item 8.  Consolidated Financial Statements and Supplementary Data..............................  46

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..  88

                                           PART III

Item 10. Directors and Executive Officers of the Registrant....................................  88

Item 11. Executive Compensation................................................................  88

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
           Matters.............................................................................  88

Item 13. Certain Relationships and Related Transactions........................................  88

                                            PART IV

Item 14. Controls and Procedures...............................................................  89

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................  89

                          Forward-Looking Statements

   This Annual Report on Form 10-K contains forward-looking statements. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Words and phrases such as: "will likely result," "expect," "will continue," "anticipate," "estimate," "project," "believe," "intend," "should," "may," "can," "plan," "target" and similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include, but are not necessarily limited to discussions concerning:

    . Projections of revenues, expenses, income, earnings per share, margin, asset growth, loan production, deposit growth, and other performance measures;

    . Expansion of operations, including branch openings, entrance into new markets, development of products and services; and

    .  Discussions on the outlook of the economy.

   BankUnited Financial Corporation, ("BankUnited"), wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and are not historical facts.Various factors, including general economic conditions, changes in levels of interest rates, deposit flows, loan demand, real estate values and competition, the issuance of additional equity or debt; changes in accounting principals, policies or guidelines, changes in legislation or regulation; credit risk of lending activities, expansion strategies; and other economic governmental, regulatory and technological facts, affecting BankUnited's financial performances, could cause BankUnited's actual results for future periods to differ materially from those anticipated or projected. BankUnited does not undertake, and specifically disclaims any obligation, to publicly release the result of any updates, which might be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

                                    PART I

Item 1.  Business

  General

   BankUnited is the holding company for BankUnited, FSB (the "Bank"), originally founded in 1984 and the largest bank headquartered in Florida. (As used in this Form 10-K, "BankUnited," "we," "us" and "our" refers to BankUnited Financial Corporation and its subsidiaries on a consolidated basis.) BankUnited's primary business consists of the Bank's operations. The Bank offers a full array of consumer and commercial banking products and services to consumers, small businesses, and middle market companies primarily located in Florida.

   BankUnited's revenues consist mainly of interest earned on loans and investments and fees paid for our financial services and products. BankUnited's expenses consist primarily of interest paid on deposits and borrowings and expenses incurred in providing services and products. At September 30, 2002, BankUnited had assets of $6.0 billion, deposits of $3.0 billion and stockholders' equity of $345 million. The Bank currently operates 40 full service banking offices, an extensive wholesale network for originating loans through mortgage broker relationships, internet banking and a call center.

  Recent Developments

   In August of 2002, Ramiro A. Ortiz was appointed President and Chief Operating Officer ("COO") and a member of the Board of Directors of BankUnited. Mr. Ortiz brings with him over 30 years of banking experience in South Florida. Mr. Ortiz has assumed responsibility for overseeing BankUnited's operations and will focus on strengthening relationships with the various communities that make up BankUnited's primary market area, expanding service to international private banking clientele, and growing BankUnited's commercial loan portfolio and client relationships. BankUnited expects that Mr. Ortiz's efforts will capitalize on the existing momentum created by the expansion of BankUnited's distribution channels.

   During fiscal 2002, BankUnited opened three banking offices, and a mortgage operations center and anticipates opening six to eight additional banking offices in fiscal 2003. BankUnited adds banking offices in strategic target areas with family-oriented demographics and small to mid-sized businesses, and continuously re-evaluates existing locations to ensure that its markets are optimally served.

Employees

   At September 30, 2002, BankUnited had 690 full-time equivalent employees. Management feels that its relations with its employees are good.

Market Area and Competition

   BankUnited encounters strong competition for deposits and loans mainly from commercial banks, other savings associations and financial institutions. Competitors include out-of-state organizations that offer premium deposit rates to offset their lack of physical locations in our market area, as well as regional and super-regional institutions that are substantially larger and have more extensive operations than BankUnited. BankUnited competes for savings and other deposits by offering a high level of personal service and a wide range of deposit products at competitive rates. BankUnited competes for loan originations through competitive interest rates and loan fees, products tailored to satisfy customer needs, high quality service, and the responsiveness afforded by local decision making. Mergers among institutions have disrupted many customer relationships and increased BankUnited's opportunities to acquire new customers. Larger institutions, however, are sometimes able to achieve economies of scale, offer a broader and more sophisticated product mix, have a reduced cost of capital and offer more extensive electronic banking facilities.

Lending Activities

   BankUnited's lending strategy is to increase residential mortgage loan originations, while continuing to expand commercial real estate, real estate construction, commercial business, and consumer loans such as our specialty first mortgage product and home equity loans and lines of credit.

   Applicable regulations permit BankUnited to engage in various categories of secured and unsecured commercial and consumer lending, in addition to residential real estate financing, subject to limitations on the percentage of total assets attributable to certain categories of loans. An additional regulatory limitation requires that certain types of loans only be made in aggregate amounts that do not exceed specified percentages of the institution's capital.

   One-to-four Family Residential Mortgage Lending. BankUnited originates both adjustable and fixed rate one-to-four family loans secured by first mortgages on the borrower's primary residence. BankUnited offers an extensive array of residential mortgage products and originates loans for both the Bank's loan portfolio and for sale or securitization in the secondary market to governmental agencies or other investors. Our loans are originated primarily through a network of mortgage brokers, internal retail loan originators, and our branch sales force. Combined, these distribution channels allow BankUnited to cost effectively generate high levels of loan volume as well as to service and offer additional products to loan customers through our retail banking offices.

   BankUnited's total loan portfolio at September 30, 2002 included approximately $698 million or 18 percent of purchased one-to-four family residential mortgage loans, serviced by others. As of September 30, 2001, purchased loans comprised $1.3 billion or 35 percent of BankUnited's total loan portfolio. We expect this percentage to continue to decrease since BankUnited ceased purchasing wholesale residential mortgage loans in the secondary market during fiscal 1999 and will continue to focus on originations.

   BankUnited's first mortgage loans generally have contractual maturities of between 15 and 30 years. However, residential loans typically remain outstanding for shorter periods than their contractual maturities because borrowers prepay the loans in full upon sale of the mortgaged property or upon refinancing of the original loan.

   At September 30, 2002, $3.4 billion, or 85 percent of the total loans including held for sale, consisted of one-to-four family residential loans, of which $1.8 billion, or 54 percent, were adjustable rate mortgage ("ARM") loans and $1.5 billion, or 46 percent, were fixed rate mortgage loans. BankUnited's ARMs generally have interest rates that adjust after an initial fixed-rate term. The majority of BankUnited's ARM loans have a five year initial term.

   Consumer Lending. BankUnited's consumer lending originations are generated through our branch network, and consist of our specialty consumer mortgage loans, home equity loans and lines, and to a lesser extent, lines of credit, automobile and boat loans.

   Our specialty consumer loans are both adjustable and fixed rate first mortgage loans secured by owner occupied, single-family residences and have contractual maturities of up to 25 years with the majority of these loans having 15 years terms. However, these loans tend to prepay at a much faster rate than their contractual terms. Origination of these consumer mortgages totaled $264 million, or 71% of the total consumer lending production for fiscal 2002 as compared to $104 million or 60% of the total consumer lending production for fiscal 2001. For financial statement presentation purposes, the consumer mortgage balances of $317 million as of September 30, 2002 and $89 million as of September 30, 2001 are combined with one-to-four residential mortgages.

   Home equity lines of credit are made with adjustable rates indexed to the Prime rate and generally have maturities of 15 years or less with mandatory repayment during the last 5 years. Home equity loans are fixed rate loans with maturities up to 15 years. Automobile and boat loans, and lines of credit, are offered on a fixed rate short-term basis.

   The underwriting standards employed by BankUnited for consumer loans include a determination of the applicant's payment history on other debts, an assessment of the borrower's ability to make payments on the proposed loan and other indebtedness and a review of the value of the collateral. In addition, BankUnited utilizes an on-line application and credit scoring system to assist in determining an applicant's creditworthiness.

   Commercial Real Estate and Multi-Family Lending. BankUnited's commercial real estate lending division originates or participates in commercial real estate, and to a lessor degree, multi-family loans. BankUnited's strategy is to promote commercial lending and seek to develop long-term relationships with select businesses, real estate investors, and professionals. The commercial real estate loan portfolio includes loans secured by apartment buildings, office buildings, industrial/warehouses, retail centers and other properties located primarily in BankUnited's market area.

   Real Estate Construction Lending. BankUnited makes real estate construction loans to builders and real estate developers for the construction of commercial, and single and multi-family real estate. These loans are primarily secured by single family homes, condominiums, apartments, retail centers, industrial warehouse properties, office buildings, medical facilities or other property. These loans are structured to be converted to permanent loans at the end of the construction phase, which generally runs from 12 to 60 months. The loans generally provide for the payment of interest and loan fees from loan proceeds and are underwritten to the same standards as commercial real estate loans. Because of the uncertainties inherent in estimating construction costs and the market for the project upon completion, it is often difficult to determine the total loan funds that will be required to complete a project, the related loan-to-value ratios and the likelihood of ultimate success of a project. Construction loans to borrowers other than owner-occupants also involve many of the same risks applicable to commercial real estate loans and tend to be sensitive to general economic conditions.

   Land. BankUnited makes land loans to individuals for the purchase of land for their residences, as well as to builders and real estate developers for the purchase of land slated for future commercial development. The Bank generally requires that land loans be developed within twelve to eighteen months.

   Commercial Business Lending. BankUnited makes both secured and unsecured commercial business loans to companies in its market area. The majority of BankUnited's commercial business loan portfolio is secured by real estate, accounts receivable, inventory, equipment, and/or general corporate assets of the borrowers, as well as the personal guarantee of the principal. These loans may have fixed or variable Prime and LIBOR-based interest rates and are typically originated for terms ranging from 1 to 5 years. While commercial business loans are generally made for shorter terms and at higher yields than mortgage loans, these loans involve a higher level of risk because of the difficulty in liquidating the underlying collateral in the event of default.

   The following table sets forth certain information with respect to the composition of BankUnited's loan portfolio, including mortgage loans held for sale, as of the dates indicated.

                                                                As of September 30,
                 -------------------------------------------------------------------------------------------
                          2002                   2001                   2000                   1999
                 --------------------   --------------------   ---------------------  ---------------------
                   Amount    Percent(1)   Amount    Percent(1)   Amount    Percent(1)   Amount    Percent(1)
                 ----------  ---------- ----------  ---------- ----------  ---------- ----------  ----------
                                                               (Dollars in thousands)
First and second
 mortgage
 loans:
  One-to-four
   family
   residential
    loans(2).... $3,096,312     83.4%   $2,948,290     84.3%   $2,906,236     86.5%   $2,606,792     89.9%
  Multi-family
   residential
   loans........     25,456      0.7%       20,619      0.6%       70,856      2.1%       30,057      1.0%
  Commercial
   real
    estate......    183,311      4.9%      158,451      4.5%      155,569      4.6%      141,090      4.9%
  Construction..     98,697      2.7%      114,790      3.3%       38,786      1.2%       15,425      0.5%
  Land..........     27,636      0.7%       33,620      1.0%       34,489      1.0%       23,659      0.8%
                 -------------------------------------------------------------------------------------------
   Total first
    mortgage
    loans.......  3,431,412     92.4%    3,275,770     93.7%    3,205,936     95.4%    2,817,023     97.1%
Commercial
 business
  loans.........    168,679      4.5%      132,438      3.8%       83,023      2.5%       48,173      1.7%
Consumer
 loans(2).......    103,118      2.8%       84,698      2.4%       66,480      2.0%       33,878      1.2%
                 -------------------------------------------------------------------------------------------
Total loans
  receivable....  3,703,209     99.7%    3,492,906     99.9%    3,355,439     99.9%    2,899,074    100.0%
                 -------------------------------------------------------------------------------------------
Unamortized
 deferred loan
 fees,
 premium and
 discounts......     30,449      0.8%       22,642      0.6%       15,730      0.5        12,264      0.4
Allowance for
 loan
  losses........    (20,293)    (0.5%)     (15,940)    (0.5%)     (13,032)    (0.4)      (12,107)    (0.4)
                 -------------------------------------------------------------------------------------------
  Loans held
   for
   investment,
   net.......... $3,713,365    100.0%   $3,499,608    100.0%   $3,358,137    100.0%   $2,899,231    100.0%
                 -------------------------------------------------------------------------------------------
  Mortgage
   loans held
   for sale..... $  278,759                250,041                312,632                403,635
                 -------------------------------------------------------------------------------------------
  Total loans,
   net..........  3,992,124              3,749,649              3,670,769              3,302,866
                 ===========================================================================================


                          1998
                 ---------------------
                   Amount    Percent(1)
                 ----------  ----------

First and second
 mortgage
 loans:
  One-to-four
   family
   residential
    loans(2).... $2,616,428     91.2%
  Multi-family
   residential
   loans........     24,392      0.9%
  Commercial
   real
    estate......    145,819      5.0%
  Construction..      7,827      0.3%
  Land..........      5,410      0.2%

   Total first
    mortgage
    loans.......  2,799,876     97.6%
Commercial
 business
  loans.........     15,550      0.5%
Consumer
 loans(2).......     30,401      1.1%

Total loans
  receivable....  2,845,827     99.2%

Unamortized
 deferred loan
 fees,
 premium and
 discounts......     29,905      1.0
Allowance for
 loan
  losses........     (6,128)    (0.2)

  Loans held
   for
   investment,
   net.......... $2,869,604    100.0%

  Mortgage
   loans held
   for sale.....    172,410

  Total loans,
   net..........  3,042,014

--------
(1) Percent is calculated using loans held for investment, net in the denominator.
(2) Specialty consumer mortgages originated through our branch network are included in one-to-four family residential loans in the table above.

   As of September 30, 2002, approximately $3.8 billion, or 95 percent of loans before net items were secured by real property. Of that $3.8 billion, approximately $2.9 billion or 77 percent are secured by real properties located in Florida. No other state comprises more than 5 percent of BankUnited's loans receivable. Because of this concentration, regional economic circumstances in Florida could affect the level of BankUnited's non-performing loans. BankUnited originates first mortgage loans to non-resident aliens in a manner similar to that for other residential loans. At September 30, 2002, approximately $970 million, or 24 percent, of BankUnited's loan portfolio were first mortgage loans to non-resident aliens, all of which are secured by domestic property. The vast majority of these loans were secured by single-family residences located in Florida. Loans to non-resident aliens generally afford BankUnited an opportunity to receive rates of interest higher than those available from other single-family residential loans, but may involve a greater degree of risk than conforming single-family residential mortgage loans. The ability to obtain access to the borrower is more limited for non-resident aliens, as is the ability to attach or verify assets located in foreign countries. BankUnited has attempted to minimize these risks through its underwriting standards for such loans, including generally requiring more conservative loan-to-value ratios and qualification based on verifiable assets located in the United States.

   The following table sets forth, as of September 30, 2002, the amount of loans (including mortgage loans held for sale, and excluding unamortized deferred loan fees, premiums and discounts; and allowance for loan losses) by category and expected principal repayments. These repayments are based on contractual maturities adjusted for an estimated rate of prepayments based on historical trends, current interest rates, types of loans and refinance patterns.

                                                                                Anticipated Repayments
                                                                            ------------------------------
                                                                                       After
                                                             Outstanding at           One Year
                                                             September 30,  One Year  through     After
                                                                  2002      or Less  Five Years Five Years
                                                             -------------- -------- ---------- ----------
                                                                        (Dollars in thousands)
First and second mortgage loans:
   One-to-four family residential, including loans held for
     sale...................................................   $3,375,071   $636,427 $2,408,234  $330,410
   Multi-family.............................................       25,456      7,650     17,806        --
   Commercial real estate...................................      183,311     84,414     98,897        --
   Construction.............................................       98,697     37,546     61,069        82
   Land.....................................................       27,636     16,741      6,856     4,039
                                                             ---------------------------------------------
Total first and second mortgage loans.......................    3,710,171    782,778  2,592,862   334,531
                                                             ---------------------------------------------
   Commercial business loans................................      168,679    106,210     61,440     1,029
   Consumer loans...........................................      103,118     24,384     51,007    27,727
                                                             ---------------------------------------------
Total Loans, including loans held for sale..................   $3,981,968   $913,372 $2,705,309  $363,287
                                                             =============================================

   Please refer to Asset Quality in "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion on the underwriting and credit quality of BankUnited's loan portfolio.

Mortgage Loan Servicing

   In addition to servicing the loans that it originates, BankUnited may retain the right to service loans that it has securitized and sold to investors or sponsoring agencies under mortgage-backed securities programs. BankUnited may also acquire mortgage-servicing rights in the secondary market. BankUnited receives fees for servicing loans, which are collected from investors and generally expressed as a percentage of the unpaid principal balance. The fees received for mortgage servicing rights arising from the securitization and sale of loans to sponsoring agencies are either negotiated or set by the sponsoring agencies. The fees received for mortgage servicing rights arising from the securitization and sale of loans to independent third parties are negotiated with those parties. At September 30, 2002, BankUnited was servicing $556 million in loans for others and had mortgage servicing rights with a carrying amount of $6.7 million.

   BankUnited is subject to certain costs and risks related to servicing delinquent loans. Servicing agreements relating to the mortgage-backed security programs of Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") require the servicer to advance funds to make scheduled payments of interest, taxes and insurance, and in some instances principal, even if such payments have not been received from the borrowers. However, BankUnited recovers substantially all of the advanced funds upon cure of default by the borrower, or through foreclosure proceedings and claims against agencies or companies that have insured or guaranteed the loans. Certain servicing agreements for loans sold directly to other investors require BankUnited to remit funds to the loan purchaser only upon receipt of payments from the borrower and, accordingly, the investor bears the risk of loss. BankUnited, however, is subject to the risk that declines in the market rates of interest for mortgage loans or other economic conditions will result in a revaluation of its servicing assets as borrowers refinance or otherwise prepay higher interest rate loans. See "Item 7a. Quantitative and Qualitative Disclosure About Market Risk".

Investments and Mortgage-Backed Securities

   BankUnited maintains an investment portfolio consisting of U.S. Government and Agency securities, mortgage-backed securities, trust preferred securities issued by others, and other investments. Federal regulations limit the instruments in which BankUnited may invest its funds. BankUnited's current investment policy permits purchases primarily of securities which are rated investment grade by a nationally recognized rating agency, however, substantially all of the investments in BankUnited's portfolio at September 30, 2002, were rated in one of the two highest grades.

   The vast majority of BankUnited's investment portfolio consists of mortgage-backed securities which are primarily acquired for their liquidity, yield, and credit characteristics. Such securities may be used as collateral for borrowing or pledged as collateral for certain deposits, including public funds deposits. Mortgage-backed securities acquired include fixed and adjustable-rate agency securities (Government National Mortgage Association ("GNMA"), FNMA and FHLMC), private issue securities and collateralized mortgage obligations. BankUnited also securitizes residential mortgage loans with FNMA and FHLMC. At September 30, 2002, BankUnited's investments and mortgage backed securities totaled $1.308 billion. Of those, $568 million or 44 percent were adjustable rate securities and the remainder were fixed rate.

   The following table sets forth information regarding BankUnited's investments and mortgage-backed securities as of the dates indicated. Amounts shown are carrying value.

                                               As of September 30
                                              --------------------
                                                 2002        2001
                                              ----------   --------
                                              (Dollars in thousands)
            U.S. Government agency securities $   52,760   $ 55,067
            Mortgage-backed securities.......  1,136,634    832,728
            Other............................    118,825     80,945
                                              ----------   --------
               Total investment securities... $1,308,219   $968,740
                                              ==========   ========
               Weighted average yield........       6.10%      6.53%
                                              ==========   ========

   The following table sets forth information regarding the maturities of BankUnited's investments and mortgage-backed securities as of September 30, 2002. Amounts shown are carrying value:

                                                 Periods to Maturity from September 30, 2002(1)
                                      As of     -------------------------------------------------
                                  September 30, Within 1 Through 5 Through   Over 10     Equity
                                      2002      1 Year  5 Years  10 Years     Years    Securities
                                  ------------- ------ --------- --------- ----------  ----------
                                                      (Dollars in thousands)
U.S. Government agency securities  $   52,760     --    $ 3,146   $    --  $   49,614    $   --
Mortgage-backed securities.......   1,136,634     --     21,411    37,596   1,077,627        --
Other............................     118,825     --         --   $26,850      87,817     4,158
                                   ----------     --    -------   -------  ----------    ------
   Total.........................  $1,308,219     --    $24,557   $64,446  $1,215,058    $4,158
                                   ==========     ==    =======   =======  ==========    ======
Weighted average yield...........        6.10%    --       5.41%     5.99%       6.12%      N/A
                                   ==========     ==    =======   =======  ==========    ======

--------
(1) Maturities are based on contractual maturities. Expected maturities are substantially shorter than contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. See Gap Table in Item 7a. Quantitative and Qualitative Disclosure About Market Risk.

   For additional information regarding BankUnited's investments and mortgage-backed securities, see Note (4) Investments and Mortgage-backed Securities to the Notes to Consolidated Financial Statements.

Deposits

   BankUnited offers a variety of deposit products ranging from savings to certificates of deposit with maturities of up to five years. BankUnited also offers transaction accounts, which includes personal and commercial checking accounts, negotiable order of withdrawal ("NOW") accounts, and insured money market accounts. BankUnited's savings and transaction accounts make up its core deposits, which provide BankUnited with a source of funds with a lower cost than time deposits. For this reason, BankUnited has increased its efforts in building core deposits through aggressive marketing and service efforts, branch expansion, and the offering of competitive products and rates sufficient to the Bank's customer base. For information on BankUnited's deposits, see Note (8) Deposits to the Notes to Consolidated Financial Statements.

Activities of Subsidiaries

   Bay Holdings, Inc., a Florida corporation ("Bay Holdings"), is a wholly owned operating subsidiary of the Bank that holds title to, maintains, manages and supervises the disposition of one-to-four family residential property acquired through foreclosure. Bay Holdings was established for these purposes in 1994.

   BankUnited Capital, BankUnited Capital II, and BankUnited Capital III are trusts that were created under Delaware law in 1996, 1997 and 1997, respectively. BankUnited Statutory Trust I was formed in 2001, and BankUnited Statutory Trust II, BankUnited Statutory Trust III, BankUnited Statutory Trust IV and BankUnited Statutory Trust V were formed in 2002, as trusts under Connecticut law. BankUnited Financial Corporation owns 100% of the common stock of each of these trusts. Trust preferred securities issued by the trusts are held by investors. Each of the trusts was formed for the purpose of issuing trust preferred securities and investing the proceeds from the sale thereof in junior subordinated debentures issued by BankUnited.

   BankUnited Financial Services, Incorporated ("BUFC"), formerly named BUFC Financial Services, Incorporated, is a Florida corporation and wholly owned subsidiary of BankUnited Financial Corporation organized in 1997 for the purpose of selling annuities, insurance and securities products to customers of the Bank and others. BUFC representatives are licensed insurance agents and act as registered securities representatives under the supervision of a non-affiliated registered broker-dealer.

   CRE Properties, Inc., a Florida corporation, is a wholly owned operating subsidiary of the Bank that holds title to, and maintains, manages and supervises the disposition of commercial real estate acquired through foreclosure. CRE Properties, Inc. was established for these purposes in 1998.

   BU Delaware, Inc. is a Delaware corporation and wholly owned subsidiary of the Bank which was formed in 2002. Currently, BU Delaware, Inc.'s only activity is the holding of stock of BU REIT, Inc.

   BU REIT, Inc. (the "REIT") is a Florida corporation formed in 2002. It is expected to elect to be taxed as a real estate investment trust for both federal and Florida income tax purposes for 2002 and forward. It was formed to enhance certain liquidity options and options for future capital needs of the Bank. The REIT holds a 100% participation interest in certain of the Bank's residential mortgage loans, and it provides investment services related thereto. One hundred percent of the REIT's outstanding common stock is owned by BU Delaware, Inc.; 100% of the REIT's outstanding non-voting preferred stock is owned by the Bank. It is anticipated that the Bank may grant some of these preferred shares to certain officers as compensation.

Regulation

  General

   BankUnited is a unitary savings and loan holding company and is subject to Office of Thrift Supervision ("OTS") regulation and supervision pursuant to the Home Owner's Loan Act (the "HOLA") and the Federal Deposit Insurance Act (the "FDIA"). The Bank is a federal savings bank and subject to extensive regulation and examination by the OTS, our primary federal regulator. The Bank's deposit accounts are insured by the Federal Deposit Insurance Corporation (the "FDIC") through the Savings Association Insurance Fund (the "SAIF").

  Savings and Loan Holding Company Regulations

   Activities Limitations. As a unitary savings and loan holding company that existed before May 4, 1999 and a qualified thrift lender, BankUnited generally has the broadest authority to engage in various types of business activities, including nonfinancial activities. The Gramm-Leach-Bliley Act ("GLB") could limit this authority if BankUnited were to acquire a non-OTS subsidiary or a subsidiary institution that was not merged into the Bank. The Director of the OTS may take enforcement action against the holding company if there is reasonable cause to believe that a particular activity is a serious risk to the financial safety, soundness, or stability of the Bank, and may limit any activities of the Bank that pose a serious risk of causing the liabilities of the holding company and its affiliates to be imposed on the Bank.

   Transactions with Affiliates. Transactions between the Bank and its affiliates are regulated under the HOLA and OTS regulations, which incorporate Sections 23A, 23B, 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated by the Federal Reserve Board. "Affiliates" of the Bank include the holding company and all subsidiaries other than the Bank. Under these regulations, "covered transactions" and certain other transactions with affiliates must be on terms and conditions that are consistent with safe and sound banking practices and that are substantially the same, or at least as favorable to the institution or its subsidiary, as those for comparable transactions with non-affiliated parties. These laws and regulations limit the amount of covered transactions in which the Bank may engage and set collateralization requirements. "Covered transactions" generally include loans or extensions of credit to an affiliate, purchases of securities issued by an affiliate, purchases of assets from an affiliate, and certain other transactions. The Bank may not extend credit to an affiliate other than a Bank subsidiary, unless the affiliate engages only in activities permissible for bank holding companies. Limitations are also imposed on loans and extensions of credit from an institution to its executive officers, directors and principal shareholders and each of their related interests.

   Acquisitions. The holding company may not directly or indirectly acquire control of a savings association or savings association holding company, or substantially all of the assets or more than 5% of the voting shares of a savings association or savings association holding company, without prior OTS approval.

   Reporting and Examinations. The holding company must file periodic reports with the OTS and comply with OTS record keeping requirements. BankUnited is also subject to examination by the OTS.

  Savings Institution Regulations

   The Bank is chartered by the OTS, is a member of the Federal Home Loan Bank ("FHLB") system, and insured by the SAIF. Federal laws empower the Bank to accept deposits and pay interest on them, make real estate loans, consumer loans and commercial loans, invest in corporate obligations, government debt securities and other securities, offer various banking services, and, subject to OTS notice and approval requirements, engage in activities such as trust operations and real estate investment. FDIC approval or notice may also be required for some activities. The Bank must file reports with the OTS and is subject to periodic examination by the OTS.

   Insurance of Accounts. The Bank's deposits are insured by the SAIF up to $100,000 for each insured account holder, subject to applicable terms and conditions. The FDIC examines the Bank and may terminate SAIF deposit insurance or impose sanctions if it finds that the Bank has engaged in unsafe and unsound practices, cannot continue operations because it is in an unsafe and unsound condition, or has violated regulatory requirements. The Bank's management does not know of any present condition pursuant to which the FDIC would seek to impose sanctions on the Bank or terminate insurance of its deposits.

   The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Institutions which the FDIC considers well capitalized and financially sound pay the lowest premium, while institutions that are less than adequately capitalized and of substantial supervisory concern pay the highest premium. The FDIC is authorized to increase or decrease assessment rates on a semiannual basis, up to a maximum increase or decrease of 5 basis points after aggregating all increases and decreases, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of
1.25 percent of SAIF insured deposits. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC. The Bank qualified for the lowest rate and did not pay any deposit insurance assessment. If the reserve ratio for the SAIF falls below the required level, the fund may re-institute deposit insurance assessments for all institutions. In addition to deposit insurance assessments, the FDIC may collect assessments against insured deposits to service debt incurred in the 1980s. The assessment rate is adjusted quarterly. During fiscal 2002, the annualized assessment rate was $0.01 cents per $100 of insured deposits.

   Regulatory Capital Requirements. OTS regulations incorporate a risk-based capital requirement that is designed to be at least as stringent as the capital standard applicable to national banks and that is similar to FDIC requirements. Associations whose exposure to interest-rate risk is deemed to be above normal must deduct a portion of such exposure in calculating their risk-based capital. As of September 30, 2002, the Bank exceeded all applicable regulatory requirements. See Note (14) Regulatory Capital to the Notes to Consolidated Financial Statements. There are currently no regulatory capital requirements directly applicable to holding companies.

   Regulators have also established capital levels for institutions to implement the "prompt corrective action" provisions of the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"). Insured institutions are categorized under these levels as well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized. An institution's category depends upon its capital levels in relation to relevant capital measures, which include a risk-based capital measure, a leverage ratio capital measure, and certain other factors. A "well capitalized" institution must have a ratio of total capital to risk-weighted assets (a "total risk-based capital ratio") of 10 percent or more, a ratio of core capital to risk-weighted assets ("Tier I risk-based capital ratio") of 6 percent or more and a ratio of core capital to adjusted total assets ("Tier 1 leverage ratio") of 5 percent or more, and may not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the OTS. An institution will be categorized as "adequately capitalized" if it has a total risk-based capital ratio of 8 percent or more, a Tier 1 risk-based capital ratio of 4 percent or more, and either a leverage ratio of 4 percent or more or a leverage ratio of 3 percent or more. Any institution that is neither well capitalized nor adequately capitalized will be considered undercapitalized. The OTS would be required to take prompt corrective action to resolve the Bank's situation if the Bank failed to satisfy these minimum capital requirements. The Bank is a well capitalized institution under the definitions as adopted.

   Risk-based capital guidelines take into account various factors, including concentration of credit risk, risks associated with nontraditional activities, and the actual performance and expected risk of loss of multi-family mortgages. OTS regulations include an interest-rate risk component to the risk-based capital requirements for savings associations such as the Bank. Management monitors interest rate risk based on the OTS's and BankUnited's standards, and believes that the effect of including such an interest rate risk component in the calculation of risk-adjusted capital will not cause the Bank to cease being well-capitalized. The FDIC also requires the OTS to review its capital standards every two years to ensure that its standards require sufficient capital to facilitate prompt corrective action and to minimize loss to the SAIF and the Bank Insurance Fund ("BIF").

   Restrictions on Dividends and Other Capital Distributions. The Bank must provide the OTS with at least 30 days written notice before declaring any dividend or approving any capital distribution. The OTS may object to any distribution on safety and soundness grounds and prior approval, instead of notice, may be required in some cases.

   Qualified Thrift Lender Test. The qualified thrift lender test (QTL) measures the proportion of a savings institution's assets invested in loans or securities supporting residential construction and home ownership. A savings institution qualifies as a QTL if its qualified thrift investments equal or exceed 65 percent of its portfolio assets on a monthly average basis in nine of every 12 months. Qualified thrift investments include (i) housing-related loans and investments, (ii) obligations of the FDIC, (iii) loans to purchase or construct churches, schools, nursing homes and hospitals, (iv) consumer loans, (v) shares of stock issued by any FHLB, and (vi) shares of stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus (a) goodwill and other intangible assets,
(b) the value of properties used by the savings institution to conduct its business, and (c) certain liquid assets in an amount not exceeding 20% of total assets. If the Bank fails to remain a QTL, it must either convert to a national bank charter or be subject to restrictions specified under OTS regulations. A savings institution may re-qualify as a QTL if it thereafter complies with the QTL test. At September 30, 2002, the Bank exceeded the QTL requirements.

  General Lending Regulations

   Consumer Regulations. The Bank's lending activities are subject to federal regulations, including the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Real Estate Settlement Procedures Act and the Community Reinvestment Act. Pursuant to OTS regulations, the Bank generally may extend credit as authorized under federal law, without regard to state laws purporting to regulate or affect its credit activities, other than state contract and commercial laws, real property laws, homestead laws, tort laws, criminal laws and other state laws designated by the OTS.

   Community Reinvestment Act. Under the Community Reinvestment Act (the "CRA"), as implemented by OTS regulations, a savings institution has a continuing and affirmative obligation consisting with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements for financial institutions and does not limit an institutions's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the OTS to assess the Bank's record of meeting the community's credit needs and to take such records into account in its evaluation of certain applications.

   Under OTS regulations there are three tests for evaluating a savings institution's performance. The lending test evaluates a savings institution's record of helping to meet the credit needs of its assessment area through its lending activities, by considering an institution's home mortgage, small business, small farm, and community development lending. The investment test evaluates a savings institution's record of helping to meet the needs of its assessment area through qualified investments that benefit its assessment area or a broader statewide or regional area including the assessment area, and the service test evaluates a savings institution by analyzing both the availability and the effectiveness of the institution's systems for delivering retail banking services and the extent and innovativeness of its community development services. The OTS assigns the savings institution a rating of outstanding, satisfactory, needs to improve or substantial noncompliance. Based upon the most recent OTS examination performed in fiscal 2000, the Bank's CRA rating is satisfactory.

   Loans-to-one-borrower Limitations. The loans-to-one borrower limitations applicable to national banks also apply to savings institutions. Under current limits, loans and extensions of credit outstanding at one time to a single borrower and not fully secured generally may not exceed 15% of the savings institution's unimpaired capital and unimpaired surplus. Loans and extensions of credit fully secured by certain readily marketable collateral may represent an additional 10% of unimpaired capital and unimpaired surplus. As of September 30, 2002, the Bank was in compliance with the loans-to-one-borrower limitations.

  Federal Reserve System

   The Bank must comply with Federal Reserve Board regulations requiring the maintenance of reserves against its transaction accounts (primarily interest-bearing and non-interest-bearing checking accounts) and non-personal time deposits. As of September 30, 2002, the Bank had $22 million in cash reserved maintained at the FHLB for this purpose. The balances maintained to meet these requirements may be used to satisfy liquidity requirements imposed by the OTS. Federal Reserve Board regulations also limit the periods within which depository institutions must provide availability for and pay interest on deposits to transaction accounts, and require depository institutions to disclose their check-hold policies and any changes to those policies in writing to customers. The Bank is in compliance with these regulations. Other Federal Reserve Board regulations affecting business operations include those relating to equal credit opportunity, electronic fund transfers, collection of checks, truth in lending, truth in savings and availability of funds.

  Other Regulation

   Regulation of Non-Banking Affiliates. BankUnited Financial Services, Incorporated ("BUFC") is an insurance agency subsidiary of BankUnited that sells fixed and variable annuities and mutual funds. BUFC's activities must comply with Florida insurance laws and regulations, and its employees are licensed insurance agents subject to continuing education, licensing and oversight by the Florida Department of Insurance. BUFC's employees are also registered representatives of Essex National Securities, Inc., a broker-dealer regulated by the NASD. BUFC's activities are also subject to regulations adopted by the federal banking agencies, requiring that sales of non-deposit insurance products comply with standards for disclosures, physical separation of activities from banking activities, due diligence, oversight, and other functions.

  Legislative and Regulatory Developments

   Pursuant to the GLB, the federal banking agencies have jointly adopted a privacy regulation with which savings institutions must have been required to comply since July 1, 2001. Subject to certain exceptions, the privacy regulation requires each financial institution to give a consumer notice of its privacy policies and practices before disclosing nonpublic personal information about the consumer to any non-affiliated third party, to give each customer notice of its privacy policies and procedures at the time a customer relationship is established and annually thereafter, and to give each consumer an opt out notice and reasonable opportunity for the customer to opt out of having his nonpublic personal information disclosed by the financial institution to non-affiliated third parties. The Bank has implemented and continues to develop procedures complying with the new privacy requirements.

   In July 2002, federal regulators proposed rules to implement section 326 of the USA PATRIOT Act requiring financial institutions to establish procedures for identifying and verifying the identity of customers. Although these regulations have not yet been finalized, the proposed rules establish minimum standards for financial institutions to follow in identifying customers at the time an account is opened and require that financial institutions implement procedures to verify the identity of persons seeking to open an account, maintain records of the information used to verify a person's identity, and determine whether the person appears on any governmental agency list of known or suspected terrorists or terrorist organizations. The Bank has implemented and continues to develop procedures to comply with the new requirements.

   In July 2002, the Department of Housing and Urban Development proposed rules to reform the regulatory requirements under the Real Estate Settlement and Procedures Act (RESPA) that would change the way compensation to mortgage brokers is disclosed to consumers, revise the Good Faith Estimate (GFE) settlement cost disclosure and remove regulatory barriers to permit an option for consumers with guaranteed packages of settlement services and mortgages. These rules have not been finalized.

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

   BankUnited has not been notified of a proposed examination of its federal income tax returns by the Internal Revenue Service (the "IRS") or of its state income tax returns by the Florida Department of Revenue.

  Bad Debt Reserves Deductions.

   In August of 1996, legislation was enacted that repealed the reserve method of accounting (including the percentage of taxable income method) used by many thrifts, including the Bank, to calculate their bad debt deduction for federal income tax purposes. Under Federal legislation thrifts are required to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. As such, thrifts like the Bank with assets whose tax basis exceeds $500 million are required to use the specific charge off method in computing its bad debt deduction. As a result of this change in accounting method, the Bank must recapture the excess of its September 30, 1996 bad debt reserve over the reserve in existence on December 31, 1987. This recapture will occur over a six-year period, commencing with the first taxable year beginning after December 31, 1997. This legislation has not had a material impact on BankUnited.

  Alternative Minimum Tax

   In addition to the income tax, corporations are generally subject to an alternative minimum tax at a rate of 20 percent. The alternative minimum tax is imposed on the sum of regular taxable income (with certain adjustments) and tax preference items, less any available exemption ("AMTI"). The alternative minimum tax is imposed to the extent that it exceeds a corporation's regular income tax liability. The items of tax preference that constitute AMTI for 1990 and thereafter include 75 percent of the difference between the taxpayer's adjusted current earnings and AMTI (determined without regard to this preference and prior to any deduction for net operating loss carry forwards or carry backs). In addition, net operating loss carry forwards cannot offset more than 90 percent of AMTI.

  State Taxation

   The State of Florida imposes a corporate income tax on BankUnited, at a rate of 5.5 percent of BankUnited's taxable income as determined for Florida income tax purposes. Taxable income for this purpose is based on federal taxable income with certain adjustments.

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

Item 2.  Properties

   Currently BankUnited operates 39 full-service banking offices located in South Florida and one in Southwest Florida, of which 37 are leased and 3 are owned. BankUnited's banking offices have square footage ranging from 960 square feet to 5,000 square feet with lease terms ranging from the year 2003 to the year 2010.

   BankUnited's executive and administrative offices are located at 255 Alhambra Circle, Coral Gables, Florida 33134 where, as of September 30, 2002, BankUnited leased approximately 18,000 square feet of space pursuant to a lease agreement that begins to terminate with respect to portions of the premises in 2004. BankUnited also leases over 55,000 square feet of space for its operation center, which is located at 7815 NW 148 Street, Miami Lakes, Florida 33016, pursuant to a lease agreement that begins to terminate with respect to portions of the premises in 2004.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

   No matters were submitted to a vote of BankUnited's security holders during the fourth quarter of the fiscal year ended September 30, 2002.

Item 4a.  Executive Officers of the Registrant.

   The following table sets forth information concerning the executive officers and directors of BankUnited and the Bank.

         Name           Age                 Positions with Company and Business Experience
         ----           ---                 ----------------------------------------------

Alfred R. Camner....... 58  Director, Chairman of the Board and Chief Executive Officer (1993 to
                            present), President (1993 to 1998, 2001 to 2002) and Chief Operating Officer
                            (2001 to 2002) of BankUnited; Director, Chairman of the Board and Chief
                            Executive Officer (1984 to present) and President (1984 to 1993, 1994 to
                            1998, 2001 to 2002) and Chief Operating Officer (2001 to 2002) of the Bank;
                            Senior Managing Director (1996 to present) of Camner, Lipsitz and Poller,
                            Professional Association, attorneys-at-law; General Counsel to CSF Holdings,
                            Inc. and its subsidiary, Citizens Federal Bank (1973 to 1996); Director,
                            Executive Committee member of Loan America Financial Corporation (1985 to 1994).

Ramiro A. Ortiz........ 52  Director, President and Chief Operating Officer of BankUnited and the Bank
                            (August 2002 to present); Director, Chairman, Chief Executive Officer and
                            President (July to August 2002) Director, and President (1996 to 2002)
                            Executive Vice President, Community Banking (1987 to 1996) of SunTrust
                            Bank, Miami.

Lawrence H. Blum....... 59  Director and Vice Chairman of the Board (1993 to present) of BankUnited
                            Director and Vice Chairman of the Board (1984 to present) and Secretary
                            (September 2002 to present) of the BankUnited; Managing Director (1992 to present) and partner (1974 to present) of Rachlin, Cohen & Holtz, certified public accountants.

Marc D. Jacobson....... 60  Director (1993 to present) and Secretary (1993 to 1997) of BankUnited;
                            Director (1984 to present) and Secretary (1985 to 1996) of the Bank; Senior
                            Vice President of Head-Beckham Ameri Insurance Agency, Inc., and its
                            predecessor, Head-Beckham Insurance Agency, Inc. (1990 to present).

Allen M. Bernkrant..... 72  Director of BankUnited (1993 to present) and the Bank (1985 to present);
                            Private investor in Miami, Florida (1990 to present).

Neil H. Messinger, M.D. 64  Director of BankUnited and the Bank (1996 to present); Radiologist; President
                            (1986 to present), Radiological Associates, Professional Association;
                            Chairman (1986 to present) of Imaging Services of Baptist Hospital.

Hardy C. Katz.......... 61  Director of BankUnited and the Bank (March 2002 to present); Vice President of, Communications and Show Management, Inc. and Industry Publisher, Inc.
                            (1972 to present).

Edward L. Pinckney..... 39  Director of BankUnited and the Bank (May 2002 to present); Television and
                            Radio Broadcaster and Commentator for ESPN and the Miami Heat (1997 to
                            present); Manager and Coach of the Miami Pro Summer league, L.C. (2000 to present); Professional Basketball Player, NBA (1985 to 1997); Private investor in Miami, Florida (1998 to present).

Executive Officers of BankUnited And/or the Bank
Who Are Not Directors:

        Name         Age               Positions with Company and Business Experience
        ----         ---               ----------------------------------------------

Michael J. Clutter.. 55  Senior Executive Vice President (2001 to present), Executive Vice
                         President, Credit Policy, of the Bank (March 1999 to April 2001); Senior
                         Vice President Credit Administration (1984 to 1999) of Barnett Bank,
                         Broward County and its successor by merger, NationsBank, Inc.

Janette L. Davis.... 47  Senior Executive Vice President (2001 to present), Executive Vice
                         President, Retail Banking, of the Bank (1999 to 2001); Senior Vice
                         President/Region Executive (1998 to 1999), Group Senior Vice President,
                         Market Executive (1996 to 1998) and Vice President, Office Manager
                         (1992 to 1996) of Barnett Bank, South Florida and its successor by merger,
                         NationsBank, Inc.

John Kuczwanski..... 57  Senior Executive Vice President of Residential Lending of the Bank (May
                         2002 to present); Managing Director, Sierra Grove Associates (1995 to
                         2002); President, Loan America Financial Corporation (1985 to 1995);
                         Executive Vice President, Citizens Federal Bank (1982 to 1985).

Humberto L. Lopez... 43  Senior Executive Vice President (2001 to present), Executive Vice
                         President, Finance, of the Bank (1999 to 2001) and Chief Financial Officer
                         of BankUnited and the Bank (1999 to present); Director (1998 to 1999),
                         PricewaterhouseCoopers LLP; Chief Financial Officer (1997 to 1998) of
                         Barnett Bank, South Florida and its successor by merger, NationsBank,
                         Inc., Regional Finance Manager (1996 to 1997) and Regional Controller
                         (1993 to 1996) of Barnett Banks, Inc. and its successor by merger,
                         NationsBank, Inc.

Vincent F. Post, Jr. 49  Senior Executive Vice President (2001 to present), Executive Vice
                         President, Commercial Banking, of the Bank (1998 to 2001); Executive
                         Vice President (1996 to 1998) and Group Senior Vice President (1994 to
                         1996) of Barnett Bank, South Florida and its successor by merger,
                         NationsBank, Inc.

   All executive officers serve at the discretion of the Board of Directors and are elected annually by the Board.

                                    PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
Matters.

Stock Information

   BankUnited's Class A Common Stock, $.01 par value ("Class A Common Stock"), is traded in the over-the-counter market and quoted in the Nasdaq-Amex Stock Market, National Market ("NASDAQ") under the symbol "BKUNA". BankUnited's Class B Common Stock, $.01 par value ("Class B Common Stock"), is not traded on any established public market.

   At December 17, 2002, there were 519 and 14 holders of record of BankUnited's Class A Common Stock and Class B Common Stock, respectively. The number of holders of record of the Class A Common Stock includes nominees of various depository trust companies for an undeterminable number of individual stockholders. Class B Common Stock is convertible into Class A Common Stock at a ratio (subject to adjustment upon the occurrence of certain events) of one share of Class A Common Stock for each share of Class B Common Stock surrendered for conversion.

   No dividends were declared or paid in fiscal 2002 or 2001 on Common Stock. See Note (14) Regulatory Capital to the Notes to Consolidated Financial Statements for a discussion of restrictions on the Bank's payment of dividends to BankUnited.

   The following tables set forth, for the periods indicated, the range of high and low bid prices for the Class A Common Stock quoted on Nasdaq. Stock price data reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                         Class A
                                      Common Stock
                                      -------------
                                          Price
                                      -------------
                                       High   Low
                                      ------ ------
Fiscal Year Ended September 30, 2002:
   1st Quarter....................... $15.95 $12.74
   2nd Quarter....................... $15.90 $12.90
   3rd Quarter....................... $19.48 $14.46
   4th Quarter....................... $19.35 $14.33
Fiscal Year Ended September 30, 2001:
   1st Quarter....................... $ 8.50 $ 6.69
   2nd Quarter....................... $11.88 $ 7.91
   3rd Quarter....................... $14.95 $10.25
   4th Quarter....................... $15.90 $12.00

Item 6.  Selected Financial Data.

   The following selected financial data should be read in conjunction with BankUnited's Consolidated Financial Statements and Notes thereto.

                                                                              As of or for the Years Ended September 30,
                                                                      ----------------------------------------------------------
                                                                          2002        2001         2000       1999        1998
                                                                      -----------  ----------   ---------- ----------  ----------
                                                                                   (Dollars in thousands, except statistical data
                                                                                              and earnings per share)
Operations Data:
Interest income...................................................... $   327,857  $  324,077   $  295,315 $  233,550  $  207,567
Interest expense.....................................................     217,171     246,793      219,146    187,515     167,543
                                                                      -----------  ----------   ---------- ----------  ----------
Net interest income..................................................     110,686      77,284       76,169     46,035      40,024
Provision for loan losses............................................       9,200       7,100        4,645      7,939       1,700
                                                                      -----------  ----------   ---------- ----------  ----------
Net interest income after provision for loan losses..................     101,486      70,184       71,524     38,096      38,324
                                                                      -----------  ----------   ---------- ----------  ----------
Non-interest income:
  Service fees, net..................................................       5,385       6,495        4,295      3,785       1,139
  Net gain (loss) on sales of loans, investments and mortgage-backed
   securities........................................................       5,621       3,235           71         (5)      4,429
  Net (loss) gain on sale of other assets............................        (214)        (15)          --          1           6
  Other..............................................................       6,991       3,877        1,709      1,019         651
                                                                      -----------  ----------   ---------- ----------  ----------
Total non-interest income............................................      17,783      13,592        6,075      4,800       6,225
                                                                      -----------  ----------   ---------- ----------  ----------
Non-interest expenses:
  Employee compensation and benefits.................................      30,501      22,629       19,819     15,970      10,943
  Occupancy and equipment............................................      11,166       9,046        8,332      8,029       4,854
  Insurance..........................................................       1,089       1,000        1,221      1,683       1,185
  Professional fees..................................................       5,342       3,267        3,193      3,084       1,891
  Other..............................................................      23,465      18,455       19,959     19,627      13,310
                                                                      -----------  ----------   ---------- ----------  ----------
  Total non-interest expense.........................................      71,563      54,397       52,524     48,393      32,183
                                                                      -----------  ----------   ---------- ----------  ----------
Income (loss) before income taxes, extraordinary item and
 preferred stock dividends...........................................      47,706      29,379       25,075     (5,497)     12,366
Provision (benefit) for income taxes.................................      17,201      11,106       10,247     (1,903)      5,009
                                                                      -----------  ----------   ---------- ----------  ----------
Net income (loss) before extraordinary item and preferred stock
 dividends...........................................................      30,505      18,273       14,828     (3,594)      7,357
Extraordinary item (net of tax)......................................        (184)        823          936         --          --
                                                                      -----------  ----------   ---------- ----------  ----------
Net income (loss) before preferred stock dividends...................      30,321      19,096       15,764     (3,594)      7,357
Preferred stock dividends............................................         257         649          790        773         897
                                                                      -----------  ----------   ---------- ----------  ----------
Net income (loss) after preferred stock dividends.................... $    30,064  $   18,447   $   14,974 $   (4,367) $    6,460
                                                                      ===========  ==========   ========== ==========  ==========
Financial Condition Data:
Total assets......................................................... $ 6,028,548  $5,238,195   $4,552,069 $4,078,471  $3,738,383
Loans receivable, net, and mortgage-backed securities(1).............   4,849,999   4,332,336    3,700,492  3,246,455   3,215,360
Investments, overnight deposits, tax certificates, reverse
 repurchase agreements, certificates of deposit and other earning
 assets..............................................................     685,990     461,276      401,481    295,213     194,791
Total liabilities....................................................   5,683,399   4,937,749    4,349,482  3,888,334   3,539,091
Deposits.............................................................   2,976,171   2,653,145    2,609,538  2,279,798   2,124,824
Long-term debt.......................................................   1,350,089   1,349,721    1,086,426    966,447     766,466
Company obligated mandatory redeemable trust preferred securities of subsidiary trust holding solely junior subordinated deferrable
 interest debentures of BankUnited...................................     253,761     203,592      212,393    218,500     218,500
Borrowings...........................................................   2,361,131   2,196,429    1,673,024  1,546,648   1,361,114
Total stockholders' equity...........................................     345,149     300,446      202,587    190,137     199,292
Common stockholders' equity..........................................     340,910     297,620      193,241    180,984     190,627

                                                   (Continued on the next page)

                                          As for the Fiscal Years Ended September 30,
                               -----------------------------------------------------------------
                                   2002         2001         2000          1999          1998
                               -----------  -----------  -----------  ------------   -----------
                                         (Dollars in thousands, except statistical data
                                                    and earnings per share)
Per Common Share Data:
Basic earnings (loss) per
 common share before
 extraordinary items.......... $      1.20  $      0.87  $      0.77   $    (0.24)   $      0.41
Diluted earnings (loss) per
 common share before
 extraordinary items.......... $      1.13  $      0.83  $      0.76   $    (0.24)   $      0.39
Weighted average number of
 common shares and common
 equivalent shares assumed
 outstanding during the
 period:
 Basic........................  25,142,322   20,228,072   18,220,508    18,312,548    15,692,566
 Diluted......................  27,072,669   21,353,850   18,779,837    18,312,548    16,666,415
Book value per common share... $     13.52  $     11.88  $     10.61   $      9.88   $     10.50
Select Financial Ratios:
Performance Ratios:
Return (loss) on average
 assets(2)....................        0.57%        0.42%        0.38%        (0.10)%        0.24%
Return (loss) on average
 tangible common equity(2)....       10.56         9.46         9.68         (3.79)         4.94
Return (loss) on average
 total equity (2).............        9.58         8.20         8.09         (1.85)         4.53
Interest rate spread..........        1.98         1.55         1.74          1.12          1.11
Net interest margin...........        2.14         1.76         1.91          1.27          1.32
Dividend payout ratio(3)......        0.85         3.40         5.01            NM         12.19
Loans receivable, net, and
 mortgage-backed securities
 to total deposits............      162.96       163.29       141.81        142.40        151.32
Non-interest expense to
 average assets...............        1.34         1.20         1.27          1.28          1.03
Efficiency ratio(4)...........       53.47        56.97        61.07         94.70         64.86
Asset Quality Ratios:
Ratio of non-performing loans
 to total loans...............        0.70%        0.76%        0.58%         0.70%         0.64%
Ratio of non-performing
 assets to total loans, real
 estate owned and tax
 certificates.................        0.79         0.84         0.68          0.85          0.73
Ratio of non-performing
 assets to total assets.......        0.53         0.60         0.55          0.69          0.61
Ratio of net charge-offs to
 average total loans..........        0.12         0.11         0.11          0.06          0.02
Ratio of loan loss allowance
 to total loans...............        0.51         0.42         0.35          0.36          0.20
Ratio of loan loss allowance
 to non-performing Loans......       72.53        56.00        61.20         52.45         31.51
Capital Ratio:
Ratio of average common
 equity to average Total
 assets.......................        5.85%        4.94%        4.49%         4.08%         4.18%
Ratio of average total equity
 to average Total assets......        5.92         5.13         4.72          5.16          5.19
Core capital-to-assets
 ratio(5).....................        7.77         7.12         7.49          7.86          8.72
Risk-based capital-to-assets
 ratio(5).....................       16.97        14.66        14.84         15.54         17.54

--------
(1) Does not include mortgage loans held for sale.
(2) Return is calculated before payment of preferred stock dividends and after extraordinary items.
(3) The ratio of total dividends declared during the period (including dividends on the Bank's and BankUnited's preferred stock and BankUnited's Class A and Class B Common Stock) to total earnings for the period before dividends.
(4) Efficiency ratio is calculated by dividing non-interest expenses less non-interest income, excluding net gains on sale of assets, by net interest income.
(5) Regulatory capital ratio of the bank.
NM = Not meaningful

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

   The following discussion and analysis and the related financial data present a review of the consolidated operating results and financial condition of BankUnited for the fiscal years ended September 30, 2002, 2001 and 2000. This discussion and analysis is presented to assist the reader in understanding and evaluating the financial condition, results of operations and future prospects of BankUnited, and is intended to supplement, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto.

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

   In addition to the foregoing, results of BankUnited's operations, like those of other financial institution holding companies, are affected by BankUnited's asset and liability management policies, as well as factors beyond BankUnited's control, such as general economic conditions and the monetary and fiscal policies of the federal government. Lending activities are affected by the demand for mortgage financing and other types of loans, and are thus influenced by interest rates and other factors affecting the supply of housing and the availability of funds. Deposit flows and costs of funds are influenced by yields available on competing investments and by general market rates of interest.

  Fiscal 2002 Highlights

   During fiscal 2002, BankUnited increased assets by 15 percent to $6.0 billion and reported $31 million in net income before extraordinary item, which is an improvement of 67 percent over 2001. Basic and diluted earnings per share before extraordinary item for the year were $1.20 and $1.13, respectively, as compared to $0.87 and $0.83, respectively, for fiscal 2001. Basic and diluted earnings per share for the year after extraordinary items reach $1.20 and $1.12, respectively, as compared to $0.91 and $0.87, respectively, for fiscal 2001.

   The primary factor in the increase in BankUnited's net income was an increase in net interest income to $111 million, up $34 million or 44 percent above fiscal 2001's amount. The net interest margin improved from 1.76 percent in 2001 to 2.14 percent in fiscal 2002. BankUnited benefited from an improved interest rate environment during the year when short-term rates decreased rapidly and long-term rates decreased at a slower pace than short-term rates. This coupled with improved loan production and a strong increase in the amount of lower cost core deposits, lead to the increase in net interest income. During the year, residential loan production increased 72 percent and our consumer lending, which includes our specialty consumer mortgage products, increased 113 percent. Core deposits increased by $329 million or 36 percent over fiscal 2001.

   As a result of the increase in loan production, particularly residential loans conforming to governmental agency standards, BankUnited has realized gains on sale of loans totaling $5.6 million, up 83 percent over fiscal 2001. In total, non-interest income increased $5.2 million or 41 percent over the prior year.

   Non-interest expense increased by $18.5 million or 35 percent in fiscal 2002 due primarily to increased compensation cost as BankUnited expanded its sales and service personnel, opened 3 new branch offices and a mortgage operations center in fiscal 2002, continued to invest in new technology, and expanded our marketing campaigns.

Critical Accounting Policies

   BankUnited's financial position and results of operations are impacted by management's application of accounting policies involving judgments made to arrive at the carrying value of certain assets. Management's greatest challenge in implementing its policies is the need to make estimates about the effect of matters that are inherently less than certain. For a detailed discussion of BankUnited's significant accounting policies, see Note (1) Summary of Significant Accounting Policies to the Notes to Consolidated Financial Statements. The most critical accounting policies applied by BankUnited are those that relate to the loan portfolio, which includes the allowance for loan losses, and the valuation of mortgage servicing rights pertaining to the sale of, or securitization of mortgage loans.

   Estimates of the amount of the allowance for loan losses, the placement of loans on non-accrual status, and the valuation of loans held for sale all affect the carrying amount of the loan portfolio.

   The allowance for loan losses is a difficult subjective judgment that management must make regarding the loan portfolio, and is established and maintained at levels that management believes are adequate to cover losses resulting from the inability of borrowers to make required payments on loans. Estimates for loan losses are made by analyzing historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan administration and resolution, the views of regulators, changes in the size and composition of the loan portfolio, and peer group information. In addition, the economic climate and direction, increases or decreases in overall lending rates, political conditions, legislation directly or indirectly impacting the banking industry, and economic conditions affecting specific geographical areas in which BankUnited conducts business are all considered. Where there is a question as to the impairment of a specific loan, management obtains valuations of the property or collateral securing the loan, and current financial information of the borrower, including financial statements, when available. Since the calculation of appropriate loan loss allowances relies on management's estimates and judgments relating to inherently uncertain events, actual results may differ from these estimates. For a more detailed discussion on the allowance for loan losses, see Asset Quality and, (e) Allowance for Loan Losses in Note (1) Summary of Significant Accounting Policies to the Notes to Consolidated Financial Statements.

   Several estimates impact mortgage servicing rights, including the amount of gains or losses recognized upon the securitization and sale of residential mortgage loans, the amortization of the assets, and the periodic valuation of the assets. The initial and ongoing valuation and amortization of mortgage servicing rights is significantly impacted by interest rates, prepayment experience and the credit performance of the underlying loans. In general, in periods of declining interest rates, the value of these assets declines due to prepayments on loans serviced. See discussion contained herein, under Item 7A. "Quantitative and Qualitative Disclosures About Market Risk."

   For a more detailed discussion on mortgage servicing rights, see (k) Mortgage Servicing Rights in Note (1) Summary of Significant Accounting Policies to the Notes to Consolidated Financial Statements.

Accounting Pronouncements Not Yet Adopted

    SFAS No. 145

   In May of 2002, the Financial Accounting Standards Board ("FASB"), issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002". Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. This was an exception to Accounting Principals Board Opinion No. 30, "Reporting the Results of Operations - "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB No. 30"), which defines extraordinary items as events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence.

   SFAS No. 145 eliminates Statement No. 4 and, thus, the exception to applying APB No. 30 to all gains and losses related to extinguishments of debt (other than extinguishment of debt to satisfy sinking-fund requirements). As a result gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB No.
30. Applying APB No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent in nature or that meet the criteria for classification as an extraordinary item. The provisions of SFAS No. 145 related to the rescission of Statement No. 4 shall be applied in fiscal years beginning after May 15, 2002. BankUnited will apply the provisions of SFAS No. 145 related to the rescission of Statement No. 4 in its fiscal year beginning October 1, 2002, which will result in a reclassification of any extraordinary item related to early extinguishment of debt, to non-interest income in the consolidated statement of operations.

FASB Interpretation No. 45

   In November of 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. This interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others", which is being superseded.

   The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Due to the prospective application of this interpretation, the impact on BankUnited's financial statements has not been determined.

Liquidity and Capital Resources

   BankUnited's objective in managing liquidity is to meet short-term demands related to obligations on debt and commitments, while funding loans and capital expenditures in connection with expansion, minimizing the cost of borrowings, and maximizing yields on liquid assets. In addition, the Bank maintain certain regulatory capital requirements. See Note (14) Regulatory Capital to the Notes to Consolidated Financial Statements. Management achieves this objective through the implementation of its asset/liability management policy.

   In managing liquidity BankUnited examines alternative sources of short-term funding used to meet short-term demands. Operating activities alone, like many other financial institutions, are historically not sufficient to meet all short-term demands. For this reason BankUnited relies heavily on other sources of funds to meet short-term demands including funds provided by financing such as deposits, borrowings, and issuances of equity and other securities, and investing activities.

   For more information on deposits, see Note (8) Deposits to the Notes to Consolidated Financial Statement.

   Borrowings. The Bank may borrow funds from the FHLB of Atlanta and from other sources. The FHLB system acts as an additional source of funding for financial institutions. In addition, BankUnited uses subordinated notes, securities sold under agreements to repurchase and trust preferred securities in order to increase available funds. As a shareholder of the FHLB of Atlanta, the Bank must hold shares of stock in the FHLB, which total $90 million at September 30, 2002.

   The FHLB of Atlanta offers a wide variety of borrowing plans, each with its own maturity and interest rate. FHLB borrowings, known as "advances," are secured by a member's share of stock in the FHLB and by certain types of mortgages and other eligible collateral. The terms and rates charged for FHLB advances vary in response to general economic conditions. A significant portion of the Bank's advances have been obtained through a convertible advances program that permits the FHLB to call an advance at its discretion on a specified "call" date which generally occurs every three months following an initial period ranging from three months to four years. Should the FHLB elect to exercise this option, the Bank can either convert the advance from a fixed rate basis to floating rate basis or repay it in full. See
Item 7A. "Quantitative and Qualitative Disclosure About Market Risk."

   The Bank also has advances under the FHLB "knockout" advance program. In general, a knockout advance is structured as a fixed-rate advance that the FHLB may call at the end of any given three-month period after the non-conversion period, the 3-month LIBOR rate equals or exceeds an agreed upon threshold rate. Should a particular advance be called by the FHLB, the Bank can either convert the advance from a fixed-rate basis to a floating rate basis or pay it in full.

   The FHLB of Atlanta will consider various factors, including an institution's regulatory capital position, net income, quality and composition of assets, lending policies and practices, and level of current borrowings from all sources, in determining the amount of credit to extend to an institution. In addition, an institution that fails to meet the qualified thrift lender test may have restrictions imposed on its ability to obtain FHLB advances. The Bank currently meets the qualified thrift lender test. As of September 30, 2002, the Bank had a credit limit of $2.3 billion with $1.8 billion outstanding. See Note
(10) Advances from Federal Home Loan Bank to Notes to Consolidated Financial Statements.

   BankUnited issues trust preferred securities through its trust subsidiaries, which in turn invest the proceeds from the sale thereof in Junior Subordinated Deferrable Debentures issued by BankUnited (the "Junior Subordinated Debentures"). See Item 1. Business--Activities of Subsidiaries for a list of the trust subsidiaries and when they were formed. In November 1999, the Board of Directors of BankUnited authorized the purchase from time-to-time in the open market, or otherwise, of up to 300,000 shares of trust preferred securities issued by BankUnited's trust subsidiaries. As of September 30, 2002, BankUnited had purchased a total of 189,749 shares of trust preferred securities issued by its trust subsidiaries on the open market at a cost of $33 million. For a further description of the Junior Subordinated Debentures and trust preferred securities, see Note (12) Company Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trusts Holding Soley Junior Subordinated Deferrable Interest Debenture of BankUnited to Notes to Consolidated Financial Statements.

   During November 1998, the Bank established a medium-term note program which permits the issuance, from time to time, of up to a total of $500 million aggregate principal amount of the Senior Notes, with maturities from 9 months to 10 years from the date of issuance. As a condition of issuance, interest, principal and any redemption premium on all offered Senior Notes are supported by an irrevocable standby letter of credit of the FHLB of Atlanta. The Senior Notes provide an additional source of funding, potentially with longer maturities with attractive rates. In February 1999, the Bank issued and sold $200 million of Senior Notes that mature five years from the date of issuance and bear interest at an annual rate of 5.40% payable semiannually. The Bank used the net proceeds from the sale of the notes for general corporate purposes, loan financing, and assisting in the Bank's asset/liability management. The notes are rated "Aaa" by Moody's Investors Service, Inc. and "AAA" by Standard and Poor's Rating Services. Any future issuances of medium-term notes under this program will reduce the Bank's availability of credit with the FHLB.

   Securities sold under agreements to repurchase is another source of borrowed funds which is available to BankUnited. Under this type of borrowing, securities are pledged against borrowed funds and are released when the funds are repaid. BankUnited uses this type of borrowing alternative on a short-term basis maturities are usually within 30 to 90 days from inception. At September 30, 2002, BankUnited held $355 million in repurchase agreements, $33 million of which matured overnight, $272 million which also matured in October.

   As part of the repurchase program, $50 million of the $355 million outstanding at September 30, 2002, was borrowed in the form of a convertible advance which is callable by the counter party every three months until maturity in 2010.

   As of September 30, 2002, BankUnited had $392 million in investments and mortgage-backed securities pledged against these agreements. See Note (9) Securities Sold under Agreements to Repurchase to Notes to Consolidated Financial Statements.

   The following tables set forth information as to BankUnited's borrowings as of the dates and for the periods indicated.

                                                                         At September 30,
                                              ----------------------------------------------------------------------
                                                       2002                    2001                    2000
                                              ----------------------  ----------------------  ----------------------
                                                           Weighted                Weighted                Weighted
                                               Balance   Average Rate  Balance   Average Rate  Balance   Average Rate
                                              ---------- ------------ ---------- ------------ ---------- ------------
                                                                      (Dollars in thousands)
Period End Balances:
   FHLB advances(1).......................... $1,806,089     4.47%    $1,509,721     5.35%    $1,251,426     6.28%
   Company obligated mandatory
      redeemable Trust Preferred
      Securities of subsidiary trusts
      holding solely junior subordinated
      deferrable interest debentures of
      BankUnited(2)..........................    253,761     8.19%       203,592     9.50%       212,393     9.53%
   Senior notes (3)..........................    200,000     5.40%       200,000     5.40%       200,000     5.40%
   Securities sold under agreements
      to repurchase(4).......................    355,042     2.26%       283,116     3.16%         9,205     6.42%
                                              ----------     ----     ----------     ----     ----------     ----
         Total borrowings.................... $2,614,892     4.60%    $2,196,429     5.51%    $1,673,024     6.47%
                                              ==========     ====     ==========     ====     ==========     ====

                                                                 For the Years Ended September 30,
                                              ----------------------------------------------------------------------
                                                       2002                    2001                    2000
                                              ----------------------  ----------------------  ----------------------
                                                           Weighted                Weighted                Weighted
                                               Balance   Average Rate  Balance   Average Rate  Balance   Average Rate
                                              ---------- ------------ ---------- ------------ ---------- ------------
                                                                      (Dollars in thousands)
Average Balances:
   FHLB advances(1).......................... $1,341,371     5.48%    $1,109,337     6.08%    $1,008,161     5.88%
   Company obligated mandatory
    redeemable Trust Preferred
    Securities of subsidiary trusts holding
    solely junior subordinated deferrable
    interest debentures of
     BankUnited(2)...........................    221,813     8.74%       206,316     9.66%       215,600     9.69%
   Senior notes(3)...........................    200,000     5.67%       200,000     5.67%       200,000     5.71%
   Securities sold under agreements to
    repurchase(4)............................    325,757     2.36%       112,062     4.40%        10,621     8.23%
                                              ----------     ----     ----------     ----     ----------     ----
      Total borrowings....................... $2,088,941     5.36%    $1,627,715     6.37%    $1,434,382     6.45%
                                              ==========     ====     ==========     ====     ==========     ====

(1) The maximum amount of FHLB advances outstanding at any month-end during the years ended September 30, 2002, 2001 and 2000 was $1.8 billion, $1.5 billion and $1.3 billion, respectively.
(2) The maximum amount of trust preferred securities outstanding at any month-end during the years ended September 30, 2002, 2001 and 2000 was $254 million, $210 million, and $219 million respectively. Includes the affect of Interest Rate Swaps. For more information on interest rate swaps see Note (13) Accounting for Derivative and hedging Activities.
(3) The maximum amount of Senior Notes outstanding at any month-end during the years ended September 30, 2002, 2001, and 2000 was $200 million.
(4) The maximum amount of securities sold under agreements to repurchase at any month-end during the years ended September 30, 2002, 2001 and 2000 was $370 million, $317 million, and $31 million, respectively.

   Please refer to the Consolidated Statement of Cash Flows when reading the following discussion.

   Cash and cash equivalents as of September 30, 2002 were $472 million which represents an increase of just over $177 million from September 30, 2001. This increase is the result of net cash provided by financing activities of $748 million offset by net cash used by operating activities of $290 million, and net cash used by investing activities of $281 million.

Uses of Funds During Fiscal 2002
   Since the end of calendar year 2000, interest rates have been rapidly declining inducing a significant number of homeowners to refinance their existing residential mortgage loans. To a lesser extent, first time borrowers are taking advantage of lower rates to purchase homes. BankUnited has capitalized on this trend by attracting new customers, and maintaining existing ones through competitive and innovative loan products. This is evidenced by the sharp increase in the amount of funds used during year 2002 to fund loans. For the year ended September 30, 2002, BankUnited funded approximately $2.6 billion in loans compared to $1.6 billion for the fiscal years ended 2001 and 2000, respectively.

   Other significant uses of funds during the year ended September 30, 2002 have been for the purchase of investment and mortgage-backed securities in the aggregate of approximately $821 million, and the purchase by BankUnited of trust preferred securities issued by its trust subsidiaries of $22 million. In connection with management's asset/liability management model, BankUnited purchased these investments and mortgage-backed securities to enhance liquidity. BankUnited purchased the trust preferred securities as a means of extinguishing high rate debt. See Note (12) Company Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiaries Trusts Holding Soley Junior Subordinated Deferrable Interest Debentures of BankUnited to Notes to Consolidated Financial Statements.

Sources of Funds During Fiscal 2002

   The trend in declining interest rates has also provided a significant amount of cash flow from the prepayment of existing loans and mortgage-backed securities. For the year ended September 30, 2002, BankUnited received $1.9 billion from principal repayments, including amortization of discounts and premiums, compared to $1.3 billion and over $500 million for the fiscal years ended 2001, and 2000, respectively. For the year ended September 30, 2002, BankUnited received $478 million from repayments of mortgage-backed securities compared to $143 million and $63 million for the fiscal years ended 2001, and 2000, respectively.

   BankUnited has seen an increase in deposits of $323 million to $3.0 billion at September 30, 2002 from $2.7 billion at September 30, 2001. The vast majority of these increases relate to core deposits, which include demand deposits, savings, and money market accounts.

   BankUnited sold $342 million of investment and mortgage-backed securities during the year ended September 30, 2002, compared to $283 million for fiscal year ended 2001 and none for 2000. In addition, BankUnited raised $68 million from the issuance of trust preferred securities issued by its trust subsidiaries during the year ended September 30, 2002, none for years 2001 and 2000. These activities were both carried out through the implementation of Management's asset/ liability management policy.

   In addition to the unused credit line of $500 million from the FHLB, BankUnited had additional borrowing capacity of $354 million as of September 30, 2002.

Share Repurchase Program

   BankUnited announced on October 24, 2002, that its Board of Directors had authorized a stock repurchase program on its Class A Common Stock. Under the program, BankUnited may purchase up to 1,000,000 shares of its Class A Common Stock in open market transactions, from time to time, at such prices and on such conditions as the Executive Committee of the Board determines to be advantageous. BankUnited initiated this program because its believes that the recent volatility of the financial markets, in general, have at times generated a market price that does not adequately reflect the real value of BankUnited stock or the level of confidence that management and the Board of Directors has in BankUnited's ability to implement its strategy and achieve continued growth. As of December 30, 2002, there have been no repurchases under this authorization.

   See Note (18) Commitments and Contingencies for a discussion of commitments entered into by BankUnited which will require capital resources, and contingencies which may require capital resources. BankUnited expects to have sufficient capital resources to satisfy its commitments.

   BankUnited is not aware of any events, or uncertainties, which may impede liquidity in the short or long-term.

Discussion of Financial Condition Changes for the Years Ended September 30, 2002 and 2001

   The following is a discussion of material changes from September 30, 2001 to September 30, 2002 in the Consolidated Statement of Financial Condition.

  Assets

   Investments held to maturity. Investments held to maturity decreased 100 percent from $66 million at September 30, 2001 to zero at September 30, 2002. This was the result of a strategic decision in the fourth quarter of fiscal 2002, to sell off some of the mortgage-backed securities that were being held to maturity and re-classify the remainder into available for sale.

   Investments available for sale. Investments available for sale increased by $103 million or 149 percent from $69 million at September 30, 2001 to $172 million at September 30, 2002. This net increase is the result of several factors including the re-classification of investments from held to maturity to available for sale of $67 million, purchases in the amount of $55 million, and an increase due to net unrealized gains of $2.3 million. These increases were offset by maturities of $15 million, proceeds from the sale of securities of $7.2 million, including gains of $1.3 million.

   Mortgage-backed securities held to maturity. Mortgage-backed securities held to maturity decreased by 100 percent, from $195 million at September 30, 2001 to zero at September 30, 2002 for the same reason mentioned above. Prior to the re-classification of mortgage-backed securities in the amount of $57 million from held to maturity to available for sale, there were repayments during the fiscal year ended September 30, 2002 in the amount of $87 million and proceeds from sales of $52 million.

   Mortgage-backed securities available for sale. Mortgage-backed securities available for sale increased by $499 million, or 78 percent, from $638 million at September 30, 2001 to $1.1 billion at September 30, 2002. This increase is due to several factors including the re-classification of mortgage-backed securities from held to maturity to available for sale of $57 million, purchases of $766 million, the securitization of $329 million mortgage of loans, and net unrealized holding gains of $15 million. These increases were offset by decreases due to repayments of $391 million, and proceeds from sales of $282 million.

   Loans. Loans receivable, net (including loans held for sale) increased by $243 million, or 6 percent from $3.8 billion at September 30, 2001 to $4 billion at September 30, 2002. Loan fundings of $2.6 billion were offset by repayments of $1.9 billion (including accretion of discounts and amortization of premiums), the securitization of $329 million of residential mortgage loans, loan sales of $89 million, including $4.1 million in realized gains, a provision for loan loss of $9.2 million, a transfer to real estate owned of $9.6 million.

   Other interest earning assets. Other interest earning assets increased by $15 million or 20 percent from $76 million at September 30, 2001 to $91 million at September 30, 2002. This category is primarily comprised of FHLB stock, which is required to be purchased in proportion to advances received from the FHLB.

   Securities sold pending settlement. At the end of September 30, 2002, there were no sales of securities pending settlement.

   Bank-owned life insurance. Bank owned life insurance increased by $33 million, or 160 percent, from $21 million at September 30, 2001 to approximately $53 million at September 30, 2002. During the year ended September 30, 2002, BankUnited purchased an additional $30 million of bank-owned life insurance and the cash value of the policies increased by $2.7 million. The additional bank-owned life insurance was purchased in order to further offset the projected cost of the Bank's benefit plan for all employees.

  Liabilities

   Deposits. Deposits increased by $323 million, or 12 percent, from $2.7 billion at September 30, 2001 to $3 billion at September 30, 2002. The increase comes almost entirely from an increase in core deposits of $329 million, offset by a minor decrease of $5.4 million in certificates of deposit. The increase in core deposits reflects BankUnited's aggressive marketing and service efforts, branch expansion, and the offering of competitive products and rates sufficient to be attractive to the Bank's customer base.

   Securities sold under the agreements to repurchase. Securities sold under the agreements to repurchase increased by $72 million or 25 percent from $283 million at September 30, 2001 to $355 million at September 30, 2002.

   FHLB advances. FHLB advances increased by $296 million, or 20 percent, from $1.5 billion at September 30, 2001 to $1.8 million at September 30, 2002. FHLB advances are used to fund investing activities such as funding loans and purchasing securities.

   Trust Preferred Securities. Trust preferred securities increased by $50 million, or 25 percent, from $204 million at September 30, 2001 to $254 million at September 30, 2002. The net increase of $50 million is primarily the result of $68 million of net proceeds received from the issuance by BankUnited Statutory Trust I, BankUnited Statutory Trust II and BankUnited Statutory Trust III offset by repurchases of $22 million of Trust Preferred Securities originally issued by BankUnited Capital I.

   Securities purchased pending settlement. At September 30, 2002, there were no purchases of securities pending settlement.

Asset Quality

   Federal regulations require a savings institution to review its assets on a regular basis and, if appropriate, to classify assets as "substandard," "doubtful," or "loss" depending on the likelihood of loss. Allowances for loan losses are required to be established for assets classified as substandard or doubtful. For assets classified as a loss, the institution must either establish specific allowances equal to the amount classified as a loss or charge off such amount. Assets that do not require classification as substandard but that possess credit deficiencies or potential weaknesses deserving management's close attention are required to be designated as "special mention." The deputy director of the appropriate OTS regional office may approve, disapprove or modify any classifications of assets and any allowance for loan losses established. BankUnited's Portfolio Management Committee reviews and classifies BankUnited's assets and reports the results to the Board of Directors monthly.

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

   As of September 30, 2002, BankUnited had $50 million in substandard assets of which $32 million are classified as non-performing assets. Substandard assets consisted of the following:

                                                         As of
                                                     September 30,
                                                         2002
                                                     -------------
                                                      (Dollars in
                                                      thousands)
              One-to-four family residential loans..    $22,856
              Multi-family residential..............        156
              Commercial real estate................     14,052
              Commercial business and consumer loans      7,017
              REO...................................      5,509
                                                        -------
                 Total Substandard Assets...........    $49,590
                                                        =======

   In addition, $200 thousand of commercial business loans, $400 thousand of consumer loans, and $500 thousand of land loans for which reserves have been established were classified as loss as of September 30, 2002.

   At September 30, 2002, non-performing assets totaled $32 million as compared to $32 million and $25 million at September 30, 2001 and 2000, respectively. Expressed as a percentage of total assets, non-performing assets stood at 0.53 percent as of September 30, 2002 as compared to 0.60 percent as of September 30, 2001 and 0.55 percent as of September 30, 2000.

   The following table sets forth information concerning BankUnited's non-performing assets for the periods indicated:

                                                                                 September 30,
                                                                  -------------------------------------------
                                                                    2002     2001     2000     1999     1998
                                                                  -------  -------  -------  -------  -------
                                                                             (Dollars in thousands)
Non-accrual loans(1)............................................. $27,664  $27,429  $19,751  $21,428  $15,999
Restructured loans(2)............................................     315    1,034    1,283      962    1,137
Loans past due 90 days and still accruing........................      --       --      261      693    2,313
                                                                  -------  -------  -------  -------  -------
Total non-performing loans(3)....................................  27,979   28,463   21,295   23,083   19,449
Non-accrual tax certificates.....................................     696    1,264    1,671    1,703    1,225
Real estate owned................................................   3,003    1,832    2,286    3,548    1,974
                                                                  -------  -------  -------  -------  -------
Total non-performing assets...................................... $31,678  $31,559  $25,252  $28,334  $22,648
                                                                  =======  =======  =======  =======  =======
Allowance for losses on tax certificates......................... $   771  $   934  $   986  $ 1,168  $   469
Allowance for loan losses........................................  20,293   15,940   13,032   12,107    6,128
                                                                  -------  -------  -------  -------  -------
Total allowance.................................................. $21,064  $16,874  $14,018  $13,275  $ 6,597
                                                                  =======  =======  =======  =======  =======
Non-performing assets as a percentage of total assets............    0.53%    0.60%    0.55%    0.69%    0.61%
Non-performing loans as a percentage of total loans(4)...........    0.70%    0.76%    0.58%    0.70%    0.64%
Allowance for loan losses as a percentage of total loans(4)......    0.51%    0.42%    0.35%    0.36%    0.20%
Allowance for loan losses as a percentage of non-performing loans   72.53%   56.00%   61.20%   52.45%   31.51%
Net charge-offs as a percentage of average total loans...........    0.12%    0.11%    0.11%    0.06%    0.02%

--------
(1) Gross interest income that would have been recorded on non-accrual loans had they been current in accordance with original terms was $1.3 million for the year ended September 30, 2002. The amount of interest income on such non-accrual loans included in net income for the year ended September 30, 2002, was $700 thousand.
(2) All restructured loans were accruing.
(3) In addition, management had concerns as to the borrower's ability to comply with present repayment terms on $19 million of accruing loans as of September 30, 2002. Management estimates that the loss on these loans, if any, will not be significant.
(4) Based on balances prior to deductions for allowance for loan losses.

  General Discussion

   BankUnited's allowance for loan losses is established and maintained at levels management deems prudent and adequate to cover probable losses on loans based upon a periodic evaluation of current information of the risks inherent in its loan portfolio. When evaluating loan loss allowances, management reviews performing and non-performing loans separately. There are several elements that management evaluates to estimate the loan loss allowance for BankUnited's loan portfolio. BankUnited applies procedural discipline in determining the amounts of each element of the allowance for loan losses. The elements evaluated, and how they are applied to each portion of the portfolio, are as follows:

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

    . BankUnited's entire loan portfolio is also evaluated in light of facts and circumstances such as general economic and political conditions and economic trends and other conditions in specific geographical areas. This procedure helps to minimize the risk related to the margin of imprecision inherent in the estimation of the allowance for loan losses. Due to the subjectivity involved in the determination of the unallocated portion of the allowance for loan losses, the relationship of the unallocated component to the total allowance for loan losses may fluctuate from period to period.

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

   The following table sets forth information regarding BankUnited's allowance for loan losses for the years ended September 30, as indicated:

                                                              2002     2001     2000     1999    1998
                                                            -------  -------  -------  -------  ------
                                                                      (Dollars in thousands)
Allowance for loan losses, balance (at beginning of period) $15,940  $13,032  $12,107  $ 6,128  $3,693
Provisions for loan losses.................................   9,200    7,100    4,645    7,939   1,700
Allowance from acquisitions................................      --       --       --       --   1,262
Loans charged off:
   One-to-four family residential loans....................    (443)    (371)    (997)    (702)   (508)
   Commercial real estate..................................    (886)      --       --     (733)     --
   Construction............................................       0       --       --     (197)     --
   Commercial business.....................................  (3,507)  (3,726)  (2,595)     (21)    (30)
   Consumer................................................    (308)    (160)    (267)    (395)    (61)
                                                            -------  -------  -------  -------  ------
       Total...............................................  (5,144)  (4,257)  (3,859)  (2,048)   (599)
                                                            -------  -------  -------  -------  ------
Recoveries:
   One-to-four family residential loans....................       5        5       74       49      33
   Commercial real estate..................................      71       --        8        1      --
   Commercial business.....................................     205       46       53       --      30
   Consumer................................................      16       14        4       38       9
                                                            -------  -------  -------  -------  ------
       Total...............................................     297       65      139       88      72
                                                            -------  -------  -------  -------  ------
Allowance for loan losses, balance (at end of period)...... $20,293  $15,940  $13,032  $12,107  $6,128
                                                            =======  =======  =======  =======  ======

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

   The following table sets forth the allocation of the general allowance for loan losses by loan category for the periods indicated.

                                                                  September 30,
                                        ----------------------------------------------------------------
                                                2002                  2001                  2000
                                        --------------------  --------------------  --------------------
                                                % of Loans in         % of Loans in         % of Loans in
                                                Each Category         Each Category         Each Category
                                                  to Total              to Total              to Total
                                                Loans Before          Loans Before          Loans Before
                                        Amount    Net Items   Amount    Net Items   Amount    Net Items
                                        ------- ------------- ------- ------------- ------- -------------
                                                             (Dollars in thousands)
Balance at end of period applicable to:
   One-to-four family residential
     mortgages.........................   4,096      84.5%    $ 3,616      85.3%    $ 4,045      87.8%
   Multi-family residential............     281       0.6         270       0.5         927       1.9
   Commercial real estate..............   3,834       4.6       3,131       4.2       2,163       4.2
   Construction........................   1,007       2.5       1,377       3.1         465       1.1
   Land................................     746       0.7         867       0.9       1,166       0.9
   Commercial business.................   5,420       4.2       5,298       2.3       2,435       1.8
   Consumer............................   2,094       2.6       1,351       3.5       1,206       2.3
   Unallocated.........................   2,815       N/A          30       N/A         625       N/A
                                        -------     -----     -------     -----     -------     -----
       Total allowances for loan
        losses......................... $20,293     100.0%    $15,940     100.0%    $13,032     100.0%
                                        =======     =====     =======     =====     =======     =====

                                                            September 30
                                             -----------------------------------------
                                                     1999                  1998
                                             --------------------  -------------------
                                                     % of Loans in        % of Loans in
                                                     Each Category        Each Category
                                                       to Total             to Total
                                                     Loans Before         Loans Before
                                             Amount    Net Items   Amount   Net Items
                                             ------- ------------- ------ -------------
Balance at end of period applicable to:
   One-to-four family residential mortgages. $ 4,200      91.1%    $1,917      92.4%
   Multi-family residential.................     442       0.9         98       0.8
   Commercial real estate...................   2,873       4.3      2,081       4.8
   Construction.............................     154       0.5        225       0.3
   Land.....................................   1,171       0.7        265       0.2
   Commercial business......................   1,798       1.5        307       0.5
   Consumer.................................     848       1.0        356       1.0
   Unallocated..............................     621       N/A        879       N/A
                                             -------     -----     ------     -----
       Total allowances for loan losses..... $12,107     100.0%    $6,128     100.0%
                                             =======     =====     ======     =====

   Management believes that the allowance for loan losses of $20 million as of September 30, 2002 is adequate given the strength of BankUnited's collateral position and the attention given to loan review and classifications. There can be no assurance that additional provisions for loan losses will not be required in future periods.

   For more information on BankUnited's Allowance for Loan Losses, see Note (1) Summary of Significant Accounting Policies (e) Allowance for Loan Losses and Note (5) Loans Receivable to the Notes to Consolidated Financial Statements.

Comparison of Operating Results for the Fiscal Years Ended September 30, 2002 and 2001

  General

   Net income, after extraordinary item, reached $30 million for the year ended September 30, 2002, an increase of $11 million, or 59 percent, compared to $19 million for the year ended September 30, 2001. The net increase of $11 million for the year includes an increase in net interest income of $33 million before provision for loan loss, and an increase in non-interest income of $4.2 million. These increases in income were offset by an increase in the provision for loan loss of $2.1 million, an increase in non-interest expense of $17 million, an increase in the provision for income taxes of $6.1 million and a decrease in extraordinary gains of $1 million.

   Below is a more detailed discussion of each major category of income and expenses for the year ending September 30, 2002 compared to 2001.

   In conjunction with the following discussion of interest income and interest expense, please review the Yields Earned and Rates Paid and Rate/Volume Analysis tables below.

  Net Interest Income

   Net interest income before provision for loan losses was $111 million for the year ended September 30, 2002, a $33 million, or 43 percent, increase over $77 million for the same period in 2001. The total increase of $33 million is due to three factors: an increase of $18 million due to increases in volume of average interest-earning assets and interest-bearing liabilities, an increase of $14 million due to changes in yields earned on interest-earning assets and rates paid on interest-bearing liabilities, and an increase of $1.3 million related the changes in Rate/Volume (see the definition of changes in Rate/Volume provided in the Rate/Volume Analysis table).

   The average balance of interest-earning assets increased by $767 million for the year ended September 30, 2002, compared to the prior year. The average balance of interest-bearing liabilities increased by $728 million, for the year ended September 30, 2002, compared to the prior year. The increase in average interest-earning assets generated $53.7 million of additional interest income while the increase in average interest-bearing liabilities generated only $36 million of additional interest expense, resulting in an increase of $17.7 million of net interest income due to changes in volume. In addition, the ratio of average interest-earning assets over average interest-bearing liabilities for the year ended September 30, 2002 was 103.95 percent, an improvement from
103.71 percent for the same period in the prior year. This increase in this ratio contributed to the 38 basis point expansion in our net interest margin from 1.76 percent for the year ended September 30, 2001 to 2.14 percent for 2002.

   Another factor, which contributed to the improvement of our net interest margin, was the increase in interest rate spread of 43 basis points from 1.55 percent for the year ended September 30, 2001 to 1.98 percent for the same period in 2002. This increase in interest rate spread resulted in an increase in net interest income of $14.4 million due to changes in rates.

   Interest Income. Interest income increased by $3.8 million, or 1.2 percent, to $327.9 million for the year ended September 30, 2002, compared to $324.1 million for the same period in 2001. This net increase is the result of increases of $53.7 million due to changes in volume, offset by decreases of $42.2 million and $7.7 million due to changes in rate and changes in rate/volume, respectively.

   The volume related changes in interest income stem from the increase in average mortgage-backed securities, loans, and long-term investments, which increased interest income by $34.7 million, $15.0 million, and $5.1 million, respectively for the year ended September 30, 2002 compared to 2001.

   The rate related changes in interest income stem mostly from the decrease in yield on loans of 88 basis points from 7.45 percent for the year ended September 30, 2001 to 6.57 percent for the same period in 2002. This drop in yield on loans reduced interest income by $32.3 million for the year ended September 30, 2002 compared to the prior year. The decrease in yields includes the effect of the amortization of deferred loan fees which accelerated due to higher loan prepayments in the lower interest rate environment. Yields also dropped on mortgage-backed securities, long-term and short-term investments, reducing interest income by $6.0 million, $2.4 million and $1.5 million respectively, for the year ended September 30, 2002 compared to the prior year.

   Interest Expense. Interest expense decreased by $29.6 million, or 12.0 percent, to $217.2 million for the year ended September 30, 2002, compared to $246.8 million for the prior year. This net decrease is the result of increases of $36.0 million due to changes in volume, offset by decreases of $56.7 million and $9.0 million due to changes in rate and changes in rate/volume, respectively.

   The majority of the volume related changes stem from the increase in average FHLB advances and other borrowings, savings, trust preferred securities, and NOW/money market accounts, which increased interest expense by $26.4 million, $13.3 million, $1.5 million, and $2.3 million, respectively for the year ended September 30, 2002, compared to the prior year. Offsetting the impact increases in average balances of those liabilities had on interest income, are decreases in the average balance of certificates of deposit, which decreased interest expense by $7.5 million.

   The rate related changes stem from the decrease in rates paid on all liabilities, from 5.82 percent for the year ended September 30, 2001 to 4.37 percent for 2002. The most significant improvement came from a drop in rates paid on certificates of deposits, which changed from 6.19 percent for the year ended September 30, 2001 to 4.54 percent for 2002. This improvement of 165 basis points reduced the cost of funds by $31.1 million. The drop in rates paid on FHLB advances and other borrowings of 106 basis points from 5.93 percent for the year ended September 30, 2001 to 4.87 percent for 2002 reduced the cost of funds by $12.9 million. Additional reductions in the cost of funds came from the drop in rates paid on NOW/money market, savings accounts, and trust preferred securities of 99 basis points, 182 basis points, and 92 basis points, respectively during year ended September 30, 2002 compared to 2001. The drop in rates paid reduced the cost of funds for NOW/money market, savings accounts and trust preferred securities by $3.0 million, $7.8 million, and $1.9 million, respectively for the year ended September 30, 2002 compared to 2001.

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

                                                            For the Year Ended September 30,
                                ----------------------------------------------------------------------------------------
                                            2002                           2001                           2000
                                ----------------------------   ----------------------------   ----------------------------
                                  Average             Yield/     Average             Yield/     Average             Yield/
                                  Balance   Interest Rate/(2)/   Balance   Interest Rate/(2)/   Balance   Interest Rate/(2)/
                                ----------  -------- --------  ----------  -------- --------  ----------  -------- --------
                                                                 (Dollars in thousands)
Interest-earning assets:
 Loans receivable, net (2)..... $3,867,704  $254,035   6.57%   $3,666,749  $273,174   7.45%   $3,515,652  $260,690   7.42%
 Mortgage-backed securities....  1,056,680    61,685   5.84       555,745    38,473   6.92       354,271    24,866   7.02
 Short-term investments (3)....     18,420       617   3.35        26,732     2,339   8.75        53,916     4,013   7.44
 Long-term investments and
   FHLB stock, net.............    218,384    11,520   5.28       145,145    10,091   6.95        73,816     5,746   7.78
                                ----------  --------   ----    ----------  --------   ----    ----------  --------   ----
   Total interest-earning
    assets.....................  5,161,188   327,857   6.35%    4,394,371   324,077   7.37%    3,997,655   295,315   7.39%
                                ----------  --------   ----    ----------  --------   ----    ----------  --------   ----
Interest-bearing liabilities:
 NOW/money market..............    392,405     5,638   1.44%      299,123     7,277   2.43%      264,577     6,777   2.56%
 Savings.......................    721,206    19,531   2.71       427,095    19,349   4.53       355,320    16,825   4.74
 Certificates of deposit.......  1,762,399    80,043   4.54     1,883,395   116,508   6.19     1,823,606   103,027   5.65
 Trust preferred securities(4).    221,813    19,384   8.74       206,316    19,929   9.66       215,600    20,899   9.69
 Senior notes..................    200,000    11,332   5.67       200,000    11,333   5.67       200,000    11,429   5.71
 FHLB advances and other
   borrowings..................  1,667,128    81,243   4.87     1,221,398    72,397   5.93     1,018,782    60,189   5.91
                                ----------  --------   ----    ----------  --------   ----    ----------  --------   ----
   Total interest-bearing
    liabilities................ $4,964,951  $217,171   4.37%   $4,237,327  $246,793   5.82%   $3,877,885  $219,146   5.65%
                                ==========  ========   ====    ==========  ========   ====    ==========  ========   ====
Excess of interest-earning
 assets over interest-bearing
 liabilities................... $  196,237                     $  157,044                     $  119,770
                                ==========                     ==========                     ==========
Net interest income............             $110,686                       $ 77,284                       $ 76,169
                                            ========                       ========                       ========
Interest rate spread...........                        1.98%                          1.55%                          1.74%
                                                       ====                           ====                           ====
Net interest margin............                        2.14%                          1.76%                          1.91%
                                                       ====                           ====                           ====
Ratio of interest-earning
 assets to interest- bearing
 liabilities...................     103.95%                        103.71%                        103.09%
                                ==========                     ==========                     ==========

--------
(1) The yields and rates along with the corresponding interest rate spread and net interest margin represent the yields earned and rates paid on BankUnited's interest-earning assets and interest-bearing liabilities, respectively, as of the close of business on September 30, 2002 and do not include any estimates of the effect accelerated amortization of purchased premiums would have on the yields earned.
(2) Includes non-accruing loans of $27.3 million, $24.7 million and $18.4 million for the years ended September 30, 2002, 2001 and 2000, respectively.
(3) Short-term investments include FHLB overnight deposits, securities purchased under agreements to resell, federal funds sold certificates of deposit, and tax certificates.
(4) Includes the affect of interest rate swaps. For more information see Note
    (13) Accounting for Derivatives and Hedging Activities.

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

                                                Year Ended September 30,              Year Ended September 30,
                                                      2002 v 2001                            2001 v 2000
                                         -------------------------------------  ------------------------------------
                                               Increase (Decrease) Due to            Increase (Decrease) Due to
                                                            Changes                               Changes
                                         Changes   Changes    in       Total    Changes  Changes    in       Total
                                           in        in      Rate/    Increase    in       in      Rate/    Increase
                                         Volume     Rate    Volume   (Decrease) Volume    Rate    Volume   (Decrease)
                                         -------  --------  -------  ---------- -------  -------  -------  ----------
                                                                    (Dollars in thousands)
Interest income attributable to: Loans.. $14,971  $(32,267) $(1,843)  $(19,139) $11,211  $ 1,055  $   218   $12,484
  Mortgage-backed securities and
   collateralized mortgage
   obligations..........................  34,665    (6,002)  (5,451)    23,212   14,143     (354)    (182)   13,607
  Short-term investments(1).............  (1,027)   (1,539)     844     (1,722)  (2,022)   1,425   (1,077)   (1,674)
  Long-term investments and FHLB
   stock................................   5,090    (2,424)  (1,237)     1,429    5,549     (613)    (591)    4,345
                                         -------  --------  -------   --------  -------  -------  -------   -------
   Total interest-earning assets........  53,699   (42,232)  (7,687)     3,780   28,881    1,513   (1,632)   28,762
                                         -------  --------  -------   --------  -------  -------  -------   -------
Interest expense attributable to:
  NOW/money market......................   2,267    (2,961)    (945)    (1,639)     884     (344)     (40)      500
  Savings...............................  13,323    (7,773)  (5,368)       182    3,402     (746)    (132)    2,524
  Certificates of deposit...............  (7,490)  (31,076)   2,101    (36,465)   3,378    9,847      256    13,481
  Trust preferred securities............   1,497    (1,898)    (144)      (545)    (900)     (65)      (5)     (970)
  Senior notes..........................      --        --       --         --       --      (80)     (16)      (96)
  FHLB advances and other
   borrowings...........................  26,431   (12,947)  (4,639)     8,845   11,975      204       29    12,208
                                         -------  --------  -------   --------  -------  -------  -------   -------
   Total interest-bearing liabilities...  36,028   (56,655)  (8,995)   (29,622)  18,739    8,816       92    27,647
                                         -------  --------  -------   --------  -------  -------  -------   -------
   Increase (decrease) in net interest
    income.............................. $17,671  $ 14,423  $ 1,308   $ 33,402  $10,142  $(7,303) $(1,724)  $ 1,115
                                         =======  ========  =======   ========  =======  =======  =======   =======

--------
(1) Short term investments include FHLB overnight deposits, securities purchased under agreements to resell, federal funds sold certificates of deposit, and tax certificates.

   Provision for Loan Losses. BankUnited records provisions for loan losses as a charge to income in amounts necessary to adjust the allowance for loan losses as determined by management through its review of asset quality in relation to BankUnited's loans receivable portfolio. See Asset Quality for a full discussion on BankUnited's allowance for loan losses. Factors giving rise to the increase in the provision of $2 million, for the year ended September 30, 2002 to $9 million include, an increase in the rate loans charged-off, a general increase in loans as well as consideration of the impact of environmental factors including general economic and political conditions and economic trends and other conditions in specific geographical areas. See the table with information concerning non-performing assets in Asset Quality.

  Non-interest Income

   BankUnited generates non-interest income in connection with servicing loans, fees charged on deposits and other products, sales of assets through the implementation of management's asset/liability policy, insurance and investment services, increases in the cash surrender value of bank-owned life insurance, and rental income it generates from properties it owns. In addition, BankUnited intends to, among other things, expand upon its ability to generate additional non-interest income by exploring opportunities with international clientele in the area of private banking.

   The following table provides a comparison for each of the categories of non-interest income for the years ended September 30, 2002 and 2001.

                                                                    For the Years Ended
                                                                     September 30,
                                                                    -------------------
                                                                     2002      2001          Change
                                                                    -------   -------   --------------
Non-interest income:
   Service fees on loans........................................... $ 1,034   $ 2,947   $(1,913) (64.9)%
   Service fees on deposits........................................   3,348     2,803       545   19.4%
   Service fees other..............................................   1,003       745       258   34.6%
   Net gain on sale of investments and mortgage-backed securities..   1,557     1,837      (280) (15.2)%
   Net gain on sale of loans and other assets......................   3,850     1,383     2,467  178.4%
   Insurance and investment services income........................   3,929     3,169       760   24.0%
   Other...........................................................   3,062       708     2,354  332.5%
                                                                      -------   ------- -------  -----
    Total non-interest income...................................... $17,783   $13,592   $ 4,191   30.8%
                                                                      =======   ======= =======  =====

   The decrease in service fees on loans for the year ended September 30, 2002 of $1.9 million or 65 percent, compared to fiscal 2001, is due mostly to an increase in amortization of, and an impairment charge of $800 thousand against mortgage servicing rights resulting primarily from an increase in prepayments.

   The increase in service fees on deposits of 19 percent is consistent with the increase in core deposits during the fiscal year, which reflects BankUnited's aggressive marketing and service efforts, branch expansion, and the offering of competitive products and rates.

   Insurance and investment services income increased by 24 percent, due mostly to an increase in income of $705 thousand generated from the sale of annuity products. BankUnited intends to increase fees generated from investment services in the private banking arena by increasing licensed professionals.

   During the year ended September 30, 2002, there were net gains of $1.6 million on the sale of investment and mortgage-backed securities, compared to net gains of $1.8 million for the same period in 2001. The net gains of $1.6 million in 2002, stem from the gains on sale of equity investment securities of $1.3 million, gains on the sale of mortgage-backed securities originally purchased by BankUnited of $1.4 million, and losses of $1.2 million on the sale of mortgage-backed securities arising from the sale of securitized loans. The net gains of $1.8 million in 2001 is the net result of a gain of $724 thousand from the sale of mortgage-backed securities arising from the securitization of loans, and a gain of $1.1 million from the sale of mortgage-backed securities originally purchased by BankUnited.

   During the year ended September 30, 2002, BankUnited generated $3.9 million in net gains from the sale of loans and other assets primarily from loan sales. The $3.9 million also includes a loss of $214 thousand from the property plant and equipment. The majority of the assets disposed of were obsolete computer equipment. During the year ended September 30, 2001, BankUnited generated
$1.4 million in net gains from the sale of loans and other assets.

   The remaining items in non-interest income of $3.1 million for the year ended September 30, 2002, included in Other, are the increase in the cash surrender value of bank-owned life insurance of $2.7 million and rental income of $156 thousand. Other non-interest income for the year ended September 30, 2001 of $708 thousand was primarily the result of an increase in the cash surrender value of bank-owned life insurance of $516 thousand.

  Non-interest Expense

   The following table provides a comparison for each of the categories of non-interest expenses for the years ended September 30, 2002 and 2001:

                                               For the Years
                                                   Ended
                                               September 30,
 -                                            ---------------
                                               2002    2001        Change
 -                                            ------- ------- --------------
 Non-interest expenses:
    Employee compensation and benefits....... $30,501 $22,629 $ 7,872   34.8%
    Occupancy and equipment..................  11,166   9,046   2,120   23.4%
    Insurance................................   1,089   1,000      89    8.9%
    Professional fees--legal and accounting..   5,342   3,267   2,075   63.5%
    Telecommunications and data processing...   4,427   3,388   1,039   30.7%
    Loan servicing expense...................   2,963   4,623  (1,660) (35.9)%
    Advertising and promotion expense........   5,767   2,356   3,411  144.8%
    Amortization of goodwill.................      --   1,554  (1,554)    --
    Other operating expenses.................  10,308   6,534   3,774   57.8%
                                              ------- ------- -------  -----
     Total non-interest expenses............. $71,563 $54,397 $17,166   31.6%
                                              ======= ======= =======  =====

   The increases in the majority of categories included in non-interest expenses, including employee compensation, occupancy and equipment, insurance, professional fees, telecommunications and data processing and other operating expenses, reflect the continuing expansion of BankUnited's operations. In addition, the increase in advertising and promotion reflects BankUnited's efforts to increase brand recognition and market share. Goodwill is no longer amortized as the result of adopting a newly issued accounting pronouncement adopted by BankUnited on October 1, 2001. While expenses increased this year, BankUnited was able to improve its efficiency ratio to 53.5 percent for fiscal 2002 versus 57 percent for fiscal 2001.

Comparison of Operating Results for the Fiscal Years Ended September 30, 2001 and 2000

  General

   Net income after preferred stock dividends increased by $3.4 million, or
22.7 percent, to $18.4 million for the year ended September 30, 2001, compared to $15.0 million for the year ended September 30, 2000. The increase in fiscal 2001 is mainly attributed to increases in non-interest income of $7.5 million and net interest income before provision for loan loss of $1.1 million, offset by increases in provision for loan loss of $2.5 million and non-interest expense of $1.9 million.

   Net Interest Income. Net interest income before provision for loan losses increased $1.1 million, or 1.4 percent, to $77.3 million for the year ended September 30, 2001 from $76.2 million for the year ended September 30, 2000. This marginal increase is the net result of volume related increases in the excess of interest earning assets over interest bearing liabilities, which generated an additional $10.1 million in net interest income offset by decreases attributable to a decline in interest rates and rate/volume (change in rate multiplied by the change in volume), reducing net interest income by $7.3 million and $1.7 million, respectively.

   Interest Income. Interest income increased by $28.8 million or 9.8 percent, to $324.1 million for the year ended September 30, 2001, compared to $295.3 million for the year ended September 30, 2000. This increase is predominantly volume related and reflects increases in the average balances of loans receivable, net, mortgage- backed securities and collateralized mortgage obligations, and long-term investments and FHLB stock of $151.1 million, $201.5 million and $71.3 million, respectively. These increases in average balances resulted in an increase in interest income due to volume of $11.2 million, $14.1 million and $5.5 million generated from loans receivable, net, mortgage backed securities and collateralized mortgage obligations, and long-term investments and FHLB stock, respectively. In addition, there was a reduction in the average balance of short-term investments of $19.5 million, which resulted in a decrease in interest income of $2.0 million due to volume, slightly offsetting the increases discussed above.

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

   Interest Expense. Interest expense increased by $27.7 million or 12.6 percent, to $246.8 million for the year ended September 30, 2001, compared to $219.1 million for the year ended September 30, 2000. This increase has a volume related component of $18.7 million and a rate related component of $8.8 million.

   For the reasons indicated in the interest income portion of this discussion, BankUnited increased its average FHLB advances and other borrowings by $202.6 million to $1.2 billion for the year ended September 30, 2001 from $1.0 billion for the year ended September 30, 2000. This increase of 20.3 percent in the average balance resulted in additional interest expense due to volume of $12.0 million for the year ended September 30, 2001 compared to the prior year.

   The average balance of trust preferred securities for the year ended September 30, 2001 was $206.3 million, which represents a decrease from the prior year of $9.3 million. (See Trust Preferred Securities in the Discussion of Financial Condition Changes for the Years Ended September 30, 2001 and
2000). This decrease in the average balance caused a reduction in interest expense of $0.9 million for the year ended September 30, 2001 compared to the prior year.

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

   BankUnited's net interest margin for the year ended September 30, 2001 was
1.76 percent versus 1.91 percent for the same period in the prior year, a drop of 15 basis points. The decrease in the interest margin can be largely attributed to the re-pricing characteristics of certificates of deposit. These certificates of deposit, which comprise a major portion of our deposit base, do not react as quickly to interest rate changes as these deposits that are longer in term. This lag in re-pricing allowed certificates that were renewing in the first half of the year to renew at rates above their original rate. As a result, the rates paid on certificates increased by 54 basis points, from 5.65 percent in fiscal 2000 to 6.19 percent in fiscal 2001. Conversely, as interest rates remain low for an extended period, this lag reverses and the overall costs of certificates decreases. This was the case in the second half of fiscal 2001.

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

   Non-interest Income. Non-interest income increased $7.5 million for the year ended September 30, 2001, compared to $6.1 million for the year ended September 30, 2000. The increase includes gains on the sale of investments, loans and mortgage-backed securities in the aggregate of $3.2 million for the year ended September 30, 2001, compared to $71,000 for the prior year. Included in the $3.2 million gain for fiscal 2001, is a gain of $2.0 million from the securitization and sale of residential mortgage loans. This activity is the result of BankUnited's asset/liability management process and the practice of selling assets, which are in excess of portfolio needs.

   The increase in non-interest income of $7.5 million also includes an increase in service fees on deposits of approximately $2.5 million, partially offset by a decrease of approximately $277,000 in loan servicing income, net. Finally, non-interest income increased by $2.2 million from the sale of specialized financial products sold through our affiliate organization BUFC Financial Services.

   Non-interest Expense. Operating expenses increased $1.9 million to $54.4 million for the year ended September 30, 2001 compared to $52.5 million for the prior year. The increase in expenses is primarily attributable to additional staff and facilities necessitated by BankUnited's growth levels increasing compensation by $2.8 million, occupancy and equipment by $0.7 million, and telecommunications and data processing of $0.4 million. These increases are partially offset by the decreases in loan servicing expenses of $1.1 million and advertising and promotion expense of $0.9 million.

Related Party Transactions

   See Note (19) Related Party Transactions to the Notes to Consolidated Financial Statements.

Selected Quarterly Financial Data

   Set forth below is selected quarterly data for the fiscal years ended September 30, 2002 and 2001.

                                                           2002
                                            ----------------------------------
                                             First  Second        Third  Fourth
                                            Quarter Quarter      Quarter Quarter
                                            ------- -------      ------- -------
                                                  (Dollars in thousands,
                                                except for per share data)
Net interest income........................ $25,560 $28,435      $27,978 $28,713
Provision for loan losses..................   2,950   2,450        1,900   1,900
Non-interest income........................   4,508   4,445        4,287   4,543
Non-interest expense.......................  16,475  18,317       18,095  18,676
                                            ------- -------      ------- -------
Income before taxes, extraordinary item and
 Preferred stock dividends.................  10,643  12,113       12,270  12,680
Income taxes...............................   3,709   4,628        4,429   4,435
                                            ------- -------      ------- -------
Net income before extraordinary item
 and preferred stock dividends.............   6,934   7,485        7,841   8,245
Extraordinary item (net of taxes)..........       3     (20)          --    (167)
                                            ------- -------      ------- -------
Net income before preferred stock dividends   6,937   7,465        7,841   8,078
Preferred stock dividends..................      50      51           77      79
                                            ------- -------      ------- -------
Net income applicable to common stock...... $ 6,887 $ 7,414      $ 7,764 $ 7,999
                                            ======= =======      ======= =======
Basic:
   Net income before extraordinary item.... $  0.27 $  0.30      $  0.31 $  0.32
                                            ------- -------      ------- -------
   Net income after extraordinary item..... $  0.27 $  0.29      $  0.31 $  0.32
                                            ======= =======      ======= =======
Diluted:
   Net income before extraordinary item.... $  0.26 $  0.28      $  0.29 $  0.30
                                            ------- -------      ------- -------
   Net income after extraordinary item..... $  0.26 $  0.28      $  0.29 $  0.30
                                            ======= =======      ======= =======

                                                           2001
                                            ----------------------------------
                                             First  Second        Third  Fourth
                                            Quarter Quarter      Quarter Quarter
                                            ------- -------      ------- -------
                                                  (Dollars in thousands,
                                                except for per share data)
Net interest income........................ $17,938 $18,145      $18,761 $22,440
Provision for loan losses..................   1,200   1,600        1,650   2,650
Non-interest income........................   2,063   2,936        3,876   4,717
Non-interest expense.......................  12,931  12,781       13,737  14,949
                                            ------- -------      ------- -------
Income before taxes, extraordinary item and
 Preferred stock dividends.................   5,870   6,700        7,250   9,558
Income taxes...............................   2,408   2,528        2,663   3,506
                                            ------- -------      ------- -------
Net income before extraordinary item
 and preferred stock dividends.............   3,462   4,172        4,587   6,052
Extraordinary item (net of taxes)..........     550     211           61       1
                                            ------- -------      ------- -------
Net income before preferred stock dividends   4,012   4,383        4,648   6,053
Preferred stock dividends..................     198     198          205      49
                                            ------- -------      ------- -------
Net income applicable to common stock...... $ 3,814 $ 4,185      $ 4,443 $ 6,004
                                            ======= =======      ======= =======
Basic:
   Net income before extraordinary item.... $  0.18 $  0.22      $  0.23 $  0.24
                                            ------- -------      ------- -------
   Net income after extraordinary item..... $  0.21 $  0.23      $  0.23 $  0.24
                                            ======= =======      ======= =======
Diluted:
   Net income before extraordinary item.... $  0.18 $  0.21      $  0.22 $  0.23
                                            ------- -------      ------- -------
   Net income after extraordinary item..... $  0.21 $  0.22      $  0.22 $  0.23
                                            ======= =======      ======= =======

Item 7a.  Quantitative and Qualitative Disclosure About Market Risk.

Interest Rate Sensitivity

   As a financial intermediary BankUnited invests in various types of interest-earning assets (primarily loans, mortgage-backed securities, and investment securities) which are funded largely by interest-bearing liabilities (primarily deposits, FHLB advances, and trust preferred securities). None of these financial instruments are entered into for trading purposes. Such financial instruments have varying levels of sensitivity to changes in market interest rates that creates interest rate risk for the Bank. Accordingly, BankUnited's net interest income, the most significant component of its net income, is impacted by changes in market interest rates and yield curves, particularly if there are differences, or gaps, in the repricing frequencies of its interest-earning assets and the interest-bearing liabilities which fund them. BankUnited monitors such interest rate gaps and seeks to manage its interest rate risk by adjusting the repricing frequencies of its interest-earning assets and interest-bearing liabilities. In addition to reviewing reports which summarize BankUnited's various interest sensitivity gaps, management utilizes a simulation model which measures the financial impact certain interest rate scenarios are likely to have on the Bank. As discussed more fully below, a variety of factors influence the repricing characteristics and the market values of BankUnited's interest-earning assets and interest-bearing liabilities, but many of these factors are difficult to quantify.

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

   Imbedded Options. As of September 30, 2002, a substantial portion of BankUnited's loans and mortgage-backed securities are mortgage loans that contain an imbedded option allowing borrowers to repay all, or a portion of, their loan prior to maturity, frequently without penalty. The existence of this imbedded prepayment option can adversely impact BankUnited's financial performance. In general, fixed rate securities tend to exhibit an increase in market value when the level of interest rates falls, and they tend to exhibit a decrease in market value when the level of interest rates rises. Mortgage loans having imbedded prepayment options, and the securities which contain them, do tend to decrease in market value as interest rates rise. However increases in market value due to a decrease in interest rates are typically suppressed since in a lower rate environment borrowers are more likely to prepay, or refinance, their mortgage loans. Consequently, the adverse impact an investment in mortgage loans or mortgage securities may have on BankUnited's market value of equity, should interest rates rise, may exceed the beneficial impact should interest rates fall by a like amount.

   Additionally, in an increasing interest rate environment BankUnited's funding costs may be expected to increase more quickly than would BankUnited's earnings from its mortgage loan assets. This could result in a deterioration in BankUnited's net interest margin. However, due to the asymmetry discussed previously, improvement in BankUnited's net interest margin due to a general decrease in interest rates, may be less than the deterioration in BankUnited's net interest margin given a similar increase in the general level of interest rates.

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

   Savings and checking deposits generally may be withdrawn upon customer request without prior notice. However, on an overall basis, one customer's withdrawal is likely to be offset by another customer's deposit resulting in a dependable source of funds. Time deposits are generally subject to early withdrawal penalties, which results in the large majority of these deposits being maintained until maturity. Similarly, term FHLB advances have prepayment penalties, which discourage early repayment by the Bank.

   BankUnited's trust preferred securities may be redeemed at par plus accrued interest receivable after five years from the issuance date, except for BankUnited Capital which has a ten year call provision.

  . BankUnited Capital was issued on December 31, 1996 and is callable on December 31, 2006 at 105.125%. This premium reduces ratably over ten years to par plus accrued interest, thereafter.

  .  BankUnited Capital II is currently callable at par plus accrued interest.

  . BankUnited Capital III was issued March 31, 1998 and is callable on March 31, 2003 at par plus accrued interest.

  . BankUnited Statutory Trusts (I, II, III) were issued from December 2001 to September 2002 and are callable from December 2006 to September 2007 at par plus accrued interest receivable.

   See Note (12) Company Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trusts Holding Solely Junior Subordinated Deferrable Interest Debentures of BankUnited to the Notes to Consolidated Financial Statements for further discussion of the trust preferred securities.

   BankUnited borrows from the FHLB in the form of advances to fund operations. These advances have a variety of terms, rates and repayment provisions. A significant portion of the Bank's advances have been obtained through a convertible advances program that permits the FHLB to call an advance at its discretion on a specified "call" date which generally occurs every three months following an initial period ranging from three months to four years. Should the FHLB elect to exercise this option, the Bank can either convert the advance from a fixed rate basis to floating rate basis or repay it in full. It is highly probable that the advances will be converted in a rising interest rate environment. Should the FHLB elect to exercise this option, BankUnited's cost of funds may be affected adversely.

   The Bank also has advances under the FHLB "knockout" advance program. In general, a knockout advance is structured as a fixed-rate advance that the FHLB may call at the end of any given three-month period after the non-conversion period, the 3-month LIBOR rate equals or exceeds an agreed upon threshold rate. Should a particular advance be called by the FHLB, the Bank can either convert the advance from a fixed-rate basis to a floating rate basis or pay it in full.

   During fiscal year 2000, BankUnited borrowed a total of $250 million in knockout advances, each with a 10-year term and a one year non-callable period. The initial rates on these advances range from 5.92 percent to 6.94 percent while the threshold rates range from 8.50 percent to 9.75 percent. BankUnited has chosen to borrow under the knockout advance program because, as long as these advances remain unconverted by the FHLB, the stability of BankUnited's net interest margin will be enhanced. However, if the 3-month LIBOR rate were to rise to these threshold rates so as to allow the FHLB to call one or more of BankUnited's knockout advances, the funding cost associated with the advance would become higher and more volatile, negatively impacting BankUnited's net interest margin. These same knockout advances were outstanding at September 30, 2002.

   Interest Rate Indices. BankUnited's ARM loans and mortgage-backed securities are primarily indexed to the One-Year Constant Maturity Treasury ("CMT") or Monthly Treasury Average ("MTA") indices. BankUnited commercial and consumer Loans may be indexed to Prime or LIBOR. To the extent such loans and mortgage-backed securities are funded by deposits, FHLB advances, and other interest-bearing liabilities whose interest costs are influenced by indices not highly correlated with the above indices, an environment of changing interest rates may impact the various indices differently which may lead to significant changes in the value of, and the net earnings generated from, BankUnited's financial instruments. Historical relationships between various indices may not necessarily be indicative of future relationships. BankUnited in its normal course of business uses liabilities which are correlated with these indices.

   Lag Risk. Lag risk results from timing differences between repricing of adjustable-rate assets and liabilities. The effect of this timing difference, or "lag", would be favorable in a falling interest rate environment and negative during periods of rising interest rates. This lag risk can produce short-term volatility in the net interest margin during periods of interest rate movements even though over time the lag effect will balance out. As an illustration we have loans indexed to the MTA. The MTA Index is based on a 12 month moving average of the prior twelve months of treasury rates. In periods of rapidly moving interest rates loans tied to this index will not reprice to the current level of rates for 12 months while liabilities generally reprice to current market interest rates immediately.

   Cap Risk. In times of sharply rising interest rates, caps may serve to limit the increase in interest income generated from certain interest-earning assets. Conversely, in an environment of sharply falling interest rates, they may reduce the decline in BankUnited's interest income. Over periods of time where the general level of interest rates has had time to fluctuate, the alternating positive and negative effects generated by such interest rate caps will be largely offsetting. Over shorter periods, however, and to the extent any caps are actually limiting the interest rate adjustment of any assets, they can increase the volatility of BankUnited's net interest income, and to a lesser extent, its market value of equity.

   BankUnited has mitigated its cap risk by currently originating loans that do not have caps and certain Hybrid ARM loans that will adjust up to 500 basis points at the first adjustment period. This first adjustment period can range from 3 years to 7 years. BankUnited anticipates the majority of these Hybrid ARM loans will prepay prior to the first adjustment.

   Availability of Mortgage Loans. The availability of mortgage loans meeting BankUnited's criteria is dependent upon, among other things, the size and level of activity in the residential real estate lending market, which in turn depends on other factors including the level of interest rates, regional and national economic conditions and changes in residential real estate values. To the extent the BankUnited is unable to originate or acquire a sufficient volume of mortgage loans meeting its criteria, BankUnited's operating results could be adversely affected.

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

   Gap Table. The following table sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2002, expected to reprice or mature in each of the future time periods shown.

                                                                        At September 30, 2002
                                                                     Interest Sensitivity Period
                                          ---------------------------------------------------------------------------------
                                           6 Months   6 Months-   13 Months-  25 Months- 37 Months-    Over
                                           or Less     1 Year     24 Months   36 Months  60 Months   60 Months      Total
                                          ----------  ---------  ----------   ---------- ---------- ----------   ----------
                                                                  (Dollars in thousands)
Interest-earning assets:
  FHLB overnight deposits, federal
   funds sold and securities
   purchased under agreements to
   resell, investments, and other
   interest earning assets............... $  595,880  $     --   $   28,793    $  4,742   $     60  $   56,515   $  685,990
  Mortgage-backed securities.............    275,892   150,112      198,057     139,946    183,145     189,482    1,136,634
Loans:
  Adjustable-rate mortgages..............    796,873   267,593      317,486     303,075    415,939       5,462    2,106,428
  Fixed-rate mortgages...................    358,534   162,100      221,892     175,246    239,386     456,741    1,613,899
  Commercial and consumer loans..........    228,439     9,628        9,414       5,797      6,266      12,253      271,797
                                          ----------  --------   ----------    --------   --------  ----------   ----------
   Total loans...........................  1,383,846   439,321      548,792     484,118    661,591     474,456    3,992,124
                                          ----------  --------   ----------    --------   --------  ----------   ----------
   Total interest-earning assets......... $2,255,618  $589,433   $  775,642    $628,806   $844,796  $  720,453   $5,814,748
                                          ==========  ========   ==========    ========   ========  ==========   ==========
Interest-bearing liabilities:
  Customer deposits:
  Money market and NOW accounts.......... $   51,739  $ 51,743   $  103,485    $103,485   $103,197  $   39,705   $  453,354
  Passbook accounts......................     54,787    54,809      109,618     109,618    219,236     234,896      782,964
  Certificate accounts...................    415,629   490,126      578,681     129,326    125,882         209    1,739,853
                                          ----------  --------   ----------    --------   --------  ----------   ----------
   Total customer deposits...............    522,155   596,678      791,784     342,429    448,315     274,810    2,976,171
                                          ----------  --------   ----------    --------   --------  ----------   ----------
Borrowings:
  FHLB advances..........................    681,000    75,000      180,000     125,000     51,089     694,000    1,806,089
  Trust Preferred........................     70,000        --           --          --         --     183,761      253,761
  Other borrowings.......................    305,042        --      200,000          --         --      50,000      555,042
                                          ----------  --------   ----------    --------   --------  ----------   ----------
   Total borrowings......................  1,056,042    75,000      380,000     125,000     51,089     927,761    2,614,892
                                          ----------  --------   ----------    --------   --------  ----------   ----------
   Total interest-bearing liabilities.... $1,578,197  $671,678   $1,171,784    $467,429   $499,404  $1,202,571   $5,591,063
                                          ==========  ========   ==========    ========   ========  ==========   ==========
Derivative instruments affecting interest
 rate sensitivity........................ $  (26,000) $     --   $       --    $     --   $(45,000) $   71,000   $        0
                                          ==========  ========   ==========    ========   ========  ==========   ==========
Total interest-earning assets less
 interest-bearing liabilities ("GAP").... $  651,421  $(82,245)  $ (396,142)   $161,377   $300,392  $ (411,118)  $  223,685
                                          ==========  ========   ==========    ========   ========  ==========   ==========
  Ratio of GAP to total assets...........       10.8%     (1.4)%       (6.6)%       2.7%       5.0%       (6.8)%        3.7%
                                          ==========  ========   ==========    ========   ========  ==========   ==========
Cumulative excess (deficiency) of
 interest-earning assets over interest-
 bearing liabilities..................... $  651,421  $569,176   $  173,034    $334,411   $634,803  $  223,685
                                          ==========  ========   ==========    ========   ========  ==========
Cumulative excess (deficiency) of
 interest-earning assets over interest-
 bearing liabilities, as a percentage of
 total assets............................       10.8%      9.4%         2.8%        5.5%      10.5%        3.7%
                                          ==========  ========   ==========    ========   ========  ==========

   In preparing the table above, certain assumptions have been made with regard to the repricing of maturities of certain assets and liabilities. Assumptions as to prepayments on first and second mortgages loans and mortgage-backed securities were based upon assumptions corresponding to recent actual repricing experienced in the marketplace. Money market, NOW accounts and passbook accounts are assumed to decay based on duration estimates determined by management. The rates paid in these accounts are determined by management, based on market conditions and other factors, and may reprice more slowly than assumed. All other assets and liabilities have been repriced based on the earlier of repricing or contractual maturity. These assumptions should not be regarded as indicative of the actual repricing that may be experienced by BankUnited.

   In addition to preparing and reviewing periodic gap reports which help identify repricing mismatches, management uses simulation models which estimate the impact on net interest income of various interest rate scenarios, balance sheet trends and strategies. These simulations incorporate assumptions about balance sheet dynamics, such as loan and deposit growth and pricing, changes in funding mix and asset and liability repricing and maturity characteristics. Simulations are run under various interest rate scenarios to determine the impact on net income and capital. From these scenarios, interest rate risk is quantified and appropriate strategies are developed and implemented. The overall interest rate risk position and strategies are reviewed on an ongoing basis by senior management. Based on the information and assumptions in effect on September 30, 2002, management estimates the impact of a gradual and parallel 100 basis-point rise or fall in interest rates over the next 12 months to be between (5%) and 4% of net interest income.

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

   Derivative and Hedging Activities. BankUnited uses derivative instruments as part of its interest rate risk management activities to reduce risks associated with its borrowing activities. Derivatives used for interest rate risk management include various interest rate swaps that relate to the pricing of specific on-balance sheet instruments and forecasted transactions. In connection with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), we recognize all derivatives as either assets or liabilities on the consolidated balance sheet and report them at fair value with realized and unrealized gains and losses included in either earnings or in other comprehensive income, depending on the purpose for which the derivative is held and whether the derivative qualifies for hedge accounting.

   BankUnited has interest rate swap agreements that qualify as fair value hedges and those that qualify as cash flow hedges. Fair value hedges are used to hedge fixed rate debt. BankUnited uses cash flow hedges to hedge interest rate risk associated with variable rate debt.

   In connection with its interest rate management activities, BankUnited may use other derivatives as economic hedges of on-balance sheet assets and liabilities or forecasted transactions which do not qualify for hedge accounting under SFAS 133. Accordingly, these derivatives are reported at fair value on the consolidated balance sheet with realized gains and losses included in earnings.

   By using derivative instruments, BankUnited is exposed to credit and market risk. Credit risk, which is the risk that a counterparty to a derivative instrument will fail to perform, is equal to the extent of the fair value gain in a derivative. Credit risk is created when the fair value of a derivative contract is positive, since this generally indicates that the counterparty owes us. When the fair value of a derivative is negative, no credit risk exists since BankUnited would owe the counterparty. BankUnited minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties as evaluated by management. Market risk is the adverse effect on the value of a financial instrument from a change in interest rates or implied volatility of rates. We manage the market risk associated with interest rate contracts by establishing and monitoring limits as to the types and degree of risk that may be undertaken. The market risk associated with derivatives used for interest rate risk management activity is fully incorporated into our market risk sensitivity analysis.

   See Note (21) Estimated Fair Value of Financial Instruments for the fair value of derivatives as of September 30, 2002.

                       BANKUNITED FINANCIAL CORPORATION

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                      Page
                                                                                                      ----
Report of Independent Certified Public Accountants...................................................  47

Consolidated Statements of Financial Condition as of September 30, 2002 and September 30, 2001.......  48

Consolidated Statements of Operations for the Years Ended September 30, 2002, 2001 and 2000..........  49

Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 2002, 2001 and 2000  50

Consolidated Statements of Cash Flows for the Years Ended September 30, 2002, 2001 and 2000..........  53

Notes to Consolidated Financial Statements...........................................................  55

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of BankUnited Financial Corporation

   In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of BankUnited Financial Corporation and its subsidiaries at September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP
Miami, Florida
October 28, 2002

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                       September 30,
                                                                                  ----------------------
                                                                                       2002        2001
                                                                                  ----------  ----------
                                                                                  (Dollars in thousands,
                                                                                  except per share data)
Assets:
   Cash.......................................................................... $   48,609  $   45,113
   Federal Home Loan Bank overnight deposits.....................................    419,946     246,902
   Federal funds sold and securities purchased under agreements to resell........      3,735       2,738
   Investments available for sale, at fair value.................................    171,585      68,719
   Investments held to maturity (fair value of approximately $66,495 at
    September 30, 2001)..........................................................         --      66,417
   Mortgage-backed securities available for sale, at fair value..................  1,136,634     637,749
   Mortgage-backed securities, held to maturity (fair value of approximately
    $203,864 at September 30,2001; there were no Mortgage Backed Securities in
    this category at September 30, 2002).........................................         --     194,979
   Mortgage loans held for sale (fair value of approximately $284,239 and
    $253,490 at September 30, 2002 and 2001, respectively).......................    278,759     250,041

   Loans held for investment.....................................................  3,703,209   3,492,906
    Add: Unearned discounts, premiums and deferred fees, net.....................     30,449      22,642
    Less: Allowance for loan losses..............................................    (20,293)    (15,940)
                                                                                  ----------  ----------
     Loans held for investment, net..............................................  3,713,365   3,499,608
                                                                                  ----------  ----------
   Other earning assets..........................................................     90,724      75,625
   Office properties and equipment, net..........................................     17,744      16,054
   Real estate owned.............................................................      3,003       1,832
   Accrued interest receivable...................................................     28,861      30,157
   Mortgage servicing rights.....................................................      6,746       5,837
   Goodwill......................................................................     28,353      28,353
   Securities sold pending settlement............................................         --      25,469
   Bank owned life insurance.....................................................     53,180      20,516
   Prepaid expenses and other assets.............................................     27,304      22,086
                                                                                  ----------  ----------
     Total assets................................................................ $6,028,548  $5,238,195
                                                                                  ==========  ==========
Liabilities and Stockholders' Equity:
Liabilities:
   Deposits...................................................................... $2,976,171  $2,653,145
   Securities sold under agreements to repurchase................................    355,042     283,116
   Advances from Federal Home Loan Bank..........................................  1,806,089   1,509,721
   Senior notes..................................................................    200,000     200,000
   Company obligated mandatorily redeemable trust preferred securities of subsidiary trusts holding solely junior subordinated deferrable interest
    debentures of BankUnited.....................................................    253,761     203,592
   Interest payable (primarily on deposits and advances from Federal Home Loan
    Bank)                                                                             13,938      14,265
   Advance payments by borrowers for taxes and insurance.........................     40,593      31,999
   Securities purchased pending settlement.......................................         --      15,178
   Accrued expenses and other liabilities........................................     37,805      26,733
                                                                                  ----------  ----------
Total liabilities................................................................  5,683,399   4,937,749
                                                                                  ----------  ----------
Commitments and Contingencies (See notes (7) & (18))

Stockholders' Equity:
   Preferred stock, Series B, $0.01 par value. Authorized shares-10,000,000.
    Issued shares--574,007 and 355,821 at September 30, 2002 and 2001, respectively. Outstanding shares--547,287 and 355,821 at September 30, 2002
    and 2001, respectively.......................................................          6           4
   Class A Common Stock, $0.01 par value. Authorized shares--60,000,000 at
    September 30, 2002 and 30,000,000 at September 30, 2001. Issued
    shares--25,008,515 and 24,871,219 at September 30, 2002 and 2001,
    respectively. Outstanding shares--24,675,515 and 24,538,219 at September
    30, 2002 and 2001, respectively..............................................        250         249
   Class B Common Stock, $0.01 par value. Authorized shares--3,000,000. Issued and outstanding shares--536,562 and 505,669 at September 30, 2002 and 2001,
    respectively.................................................................          5           5
   Additional paid-in capital....................................................    253,511     249,788
   Retained earnings.............................................................     77,566      47,502
   Treasury stock, 333,000 shares of class A Common Stock at September 30,
    2002, and 2001...............................................................     (2,794)     (2,794)
   Treasury stock, 26,720 shares of Series B Preferred at September 30, 2002.....       (528)         --
   Deferred compensation.........................................................        528          --
   Accumulated other comprehensive income........................................     16,605       5,692
                                                                                  ----------  ----------
     Total stockholders' equity..................................................    345,149     300,446
                                                                                  ----------  ----------
     Total liabilities and stockholders' equity.................................. $6,028,548  $5,238,195
                                                                                  ==========  ==========

          See accompanying notes to consolidated financial statements

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             For the Years Ended September 30,
                                                                             -------------------------------------------
                                                                                 2002                 2001          2000
                                                                             --------                --------      --------
                                                                             (Dollars and shares in thousands, except earnings
                                                                                     per share)
Interest income:
   Interest and fees on loans............................................... $254,035              $273,174      $260,690
   Interest on mortgage-backed securities...................................   61,685                38,473        24,866
   Interest on short-term investments.......................................      617                 1,699         3,229
   Interest and dividends on long-term investments and
    other interest-earning assets...........................................   11,520                10,731         6,530
                                                                                --------             --------      --------
     Total interest income..................................................  327,857               324,077       295,315
                                                                                --------             --------      --------
Interest expense:
   Interest on deposits.....................................................  105,212               143,134       126,629
   Interest on borrowings...................................................   92,575                83,730        71,618
   Preferred dividends of subsidiary trust..................................   19,384                19,929        20,899
                                                                                --------             --------      --------
     Total interest expense.................................................  217,171               246,793       219,146
                                                                                --------             --------      --------
   Net interest income before provision for loan losses.....................  110,686                77,284        76,169
Provision for loan losses...................................................    9,200                 7,100         4,645
                                                                                --------             --------      --------
   Net interest income after provision for loan losses......................  101,486                70,184        71,524
                                                                                --------             --------      --------
Non-interest income:
   Service fees on loans....................................................    1,034                 2,947         1,560
   Service fees on deposits.................................................    3,348                 2,803         2,193
   Service fees other.......................................................    1,003                   745           542
   Net gain on sale of investments and mortgage-backed securities...........    1,557                 1,837            --
   Net gain on sale of loans and other assets...............................    3,850                 1,383            71
   Insurance and investment services income.................................    3,929                 3,169         1,597
   Other....................................................................    3,062                   708           112
                                                                                --------             --------      --------
     Total non-interest income..............................................   17,783                13,592         6,075
                                                                                --------             --------      --------
Non-interest expenses:
   Employee compensation and benefits.......................................   30,501                22,629        19,819
   Occupancy and equipment..................................................   11,166                 9,046         8,332
   Advertising and promotion expense........................................    5,767                 2,356         3,289
   Professional fees-legal and accounting...................................    5,342                 3,267         3,193
   Telecommunications and data processing...................................    4,427                 3,388         3,025
   Loan servicing expense...................................................    2,963                 4,623         5,699
   Insurance................................................................    1,089                 1,000         1,221
   Amortization of goodwill.................................................       --                 1,554         1,565
   Other operating expenses.................................................   10,308                 6,534         6,381
                                                                                --------             --------      --------
     Total non-interest expenses............................................   71,563                54,397        52,524
                                                                                --------             --------      --------
   Income before income taxes and extraordinary item........................   47,706                29,379        25,075
Provision for income taxes..................................................   17,201                11,106        10,247
                                                                                --------             --------      --------
   Income before extraordinary item.........................................   30,505                18,273        14,828
   Extraordinary item (net of tax (benefit) expense of $(115), $514 and
    $586 for the years ended 2002, 2001 and 2002, respectively).............     (184)                  823           936
                                                                                --------             --------      --------
   Net income...............................................................   30,321                19,096        15,764
                                                                                --------             --------      --------
Earnings Per Share:
   Basic:
     Net income available to common stock before extraordinary item......... $   1.20              $   0.87      $   0.77
     Extraordinary item (net of tax)........................................       --                  0.04          0.05
                                                                                --------             --------      --------
     Net income available to common stock................................... $   1.20              $   0.91      $   0.82
                                                                                ========             ========      ========
   Diluted:
     Net income available to common stock before extraordinary item......... $   1.13              $   0.83      $   0.76
     Extraordinary item (net of tax)........................................    (0.01)                 0.04          0.05
                                                                                --------             --------      --------
     Net income available to common stock................................... $   1.12              $   0.87      $   0.81
                                                                                ========             ========      ========
Weighted average number of common shares outstanding:
   Basic....................................................................   25,142                20,228        18,220
   Diluted..................................................................   27,073                21,354        18,780

          See accompanying notes to consolidated financial statements

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                      For the Years Ended September 30, 2002, 2001 and 2000
                                                      ---------------------------------------------------
                                                                              Class A           Class B
                                                      Preferred Stock       Common Stock     Common Stock
                                                      ---------------    -----------------  ---------------
                                                       Shares     Amount   Shares    Amount  Shares  Amount
                                                      --------    ------ ----------  ------ -------  ------
                                                                    (Dollars in thousands)
Balance at September 30, 1999........................  992,938     $10   17,866,430   $180  458,467   $ 5
    Comprehensive income:
     Net income for the year ended September 30,
      2000...........................................       --      --           --     --       --    --
     Payment of dividends on preferred stock.........       --      --           --     --       --    --
     Other comprehensive loss, net of tax............       --      --           --     --       --    --
       Total comprehensive...........................
        income.......................................       --      --           --     --       --    --
    Dividend on Series B Preferred paid in Class A
     Common..........................................       --      --        4,244     --       --    --
    Conversion of Class B to Class A Common Stock....       --      --       20,205     --  (20,205)   --
    Purchase of Class A Common Stock.................       --      --     (150,000)    --       --    --
    Purchase of Preferred Stock......................   (1,000)     --           --     --       --    --
    Stock options and other awards...................       --      --       19,696     --    8,000    --
                                                      --------     ---   ----------   ----  -------   ---
Balance at September 30, 2000........................  991,938      10   17,760,575    180  446,262     5
                                                      --------     ---   ----------   ----  -------   ---
    Comprehensive income:
     Net income for the year ended September 30,
      2001...........................................       --      --           --     --       --    --
     Payment of dividends on preferred stock.........       --      --           --     --       --    --
     Other comprehensive income, net of tax..........       --      --           --     --       --    --
       Total comprehensive...........................
        income.......................................       --      --           --     --       --    --
    Stock Offering-Class A Common Stock..............       --      --    6,555,000     66       --    --
    Conversion of Class B to Class A Common Stock....       --      --          238     --     (238)   --
    Redemption of preferred stock.................... (696,117)     (7)          --     --       --    --
    Stock options and other awards...................   60,000       1      222,406      3   59,645    --
                                                      --------     ---   ----------   ----  -------   ---
Balance at September 30, 2001........................  355,821       4   24,538,219    249  505,669     5
                                                      --------     ---   ----------   ----  -------   ---
    Comprehensive income:
     Net income for the year ended September 30,
      2002...........................................       --      --           --     --       --    --
     Payments of dividends on preferred stock........
     Other comprehensive income, net of tax..........       --      --           --     --       --    --
       Total comprehensive...........................
        income.......................................       --      --           --     --       --    --
    Deferred compensation obligation.................   26,720      --           --     --       --    --
    Issuance of stock................................  191,466       2       43,552     --       --    --
    Purchase of Series B Preferred Stock.............  (26,720)     --           --     --       --    --
    Conversion of Class B to Class A Common Stock....       --      --        5,475     --   (5,475)   --
    Stock options and other awards...................       --      --      274,551      3   36,368    --
    Forfeited restricted stock and other awards......       --      --     (186,282)    (2)      --    --
                                                      --------     ---   ----------   ----  -------   ---
Balance at September 30, 2002........................  547,287     $ 6   24,675,515   $250  536,562   $ 5
                                                      ========     ===   ==========   ====  =======   ===

                                                       (Continued on next page)

          See accompanying notes to consolidated financial statements

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                                                    For the Years ended September 30, 2002, 2001, and 2000
                                        -----------------------------------------------------------------------------
                                                                                            Accumulated
                                                                    Treasury                   Other
                                                                      Stock     Deferred   Comprehensive     Total
                                         Paid-in  Retained Treasury Series B  Compensation Income (Loss) Stockholders'
                                         Capital  Earnings  Stock   Preferred  Obligation   Net of Tax      Equity
                                        --------  -------- -------- --------- ------------ ------------- -------------
                                                                    (Dollars in thousands)
Balance at September 30, 1999           $181,335  $14,081  $(1,684)      --         --        $(3,790)     $190,137
  Comprehensive income:
   Net income for the year ended
    September 30, 2000                        --   15,764       --       --         --             --        15,764
   Payment of dividends on the
    preferred stock                           --     (790)      --       --         --             --          (790)
   Other comprehensive loss, net of
    tax                                       --       --       --       --         --         (1,764)       (1,764)
                                                                                                           --------
      Total comprehensive
       income                                                                                                13,210
  Dividend on B Preferred paid in
   Class A Common                             33       --       --       --         --             --            33
  Conversion of Class B to Class A
   Common Stock                               --       --       --       --         --             --            --
  Purchase of Class A Common
   Stock                                      --       --   (1,110)      --         --             --        (1,110)
  Purchase of preferred stock                 --       --       (7)                                --            (7)
  Stock options and other awards             324       --       --       --         --             --           324
                                        --------  -------  -------    -----       ----        -------      --------
Balance at September 30, 2000            181,692   29,055   (2,801)      --         --         (5,554)      202,587
                                        --------  -------  -------    -----       ----        -------      --------
  Comprehensive income:
   Net income for the year ended
    September 30, 2001                        --   19,096       --       --         --             --        19,096
   Payment of dividends on the
    preferred stock                           --     (649)      --       --         --             --          (649)
   Other comprehensive income,
    net of tax                                --       --       --       --         --         11,246        11,246
                                                                                                           --------
       Total comprehensive
         income                                                                                              29,693
  Stock Offering-Class A Common
   Stock                                  73,568       --       --       --         --             --        73,634
  Conversion of Class B to Class A
   Common Stock                               --       --       --       --         --             --
  Redemption of preferred stock           (6,961)      --        7                                 --        (6,961)
  Stock options and other awards           1,489       --       --       --         --             --         1,493
                                        --------  -------  -------    -----       ----        -------      --------
Balance at September 30, 2001            249,788   47,502   (2,794)      --         --          5,692       300,446
                                        --------  -------  -------    -----       ----        -------      --------
  Comprehensive Income:
   Net income for the year
   ended September 30, 2002                   --   30,321       --       --         --             --        30,321
   Payments of dividends on
    preferred
     stock                                    --     (257)      --       --         --             --          (257)
   Other comprehensive income,
    net of tax                                --       --       --       --         --         10,913        10,913
                                                                                                           --------
      Total comprehensive
       income                                                                                                40,977
  Deferred compensation obligation            --       --       --       --        528             --           528
  Issuance of stock                        1,135       --       --       --         --             --         1,137
  Purchase of Series B Preferred
   Stock                                      --       --       --     (528)        --             --          (528)
  Conversion of Class B to Class A
   Common Stock                               --       --       --       --         --             --            --
  Stock options and other awards           2,588       --       --       --         --             --         2,591
  Forfeited restricted stock and other
   awards                                     --       --       --       --         --             --            (2)
                                        --------  -------  -------    -----       ----        -------      --------
Balance at September 30, 2002           $253,511  $77,566  $(2,794)   $(528)      $528        $16,605      $345,149
                                        ========  =======  =======    =====       ====        =======      ========

          See accompanying notes to consolidated financial statements

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

             For the Years Ended September 30, 2002, 2001 and 2000

   The following table presents additional information concerning BankUnited's other comprehensive income (loss):

                                                                                       For the Years Ended
                                                                                          September 30,
                                                                                    ------------------------
                                                                                      2002    2001     2000
                                                                                    -------  ------- -------
                                                                                     (Dollars in thousands)
Other comprehensive income (loss), net of tax:
   Unrealized gains (losses) on securities available for sale arising during the period, net of tax expense (benefit)of $4,609, $6,889 and, $(1,185) for
     2002, 2001 and 2000, respectively............................................. $ 7,362  $11,004 $(1,893)
   Unrealized gains on securities transferred from held to maturity to available
     for sale, net of tax of $1,355 for 2002.......................................   2,165       --      --
   Unrealized losses on cash flow hedges, net of tax benefit of $271 for 2002......    (433)      --      --
   Less reclassification adjustment for:
       Amortization of unrealized losses on transferred securities, net of tax expense of $515, $86 and $80 for 2002, 2001 and 2000,
         respectively..............................................................     823      138     129
       Realized gains on securities sold included in net income, net of tax
         expense of $1,124 and $64 for 2002 and 2001, respectively.................     996      104      --
                                                                                    -------  ------- -------
Total other comprehensive income (loss), net of tax................................ $10,913  $11,246 $(1,764)
                                                                                    =======  ======= =======




         See accompanying notes to consolidated financial statements.

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                       For the Years Ended
                                                                                                          September 30,
                                                                                                 -------------------------------
                                                                                                    2002       2001       2000
                                                                                                 ---------  ---------  ---------
                                                                                                      (Dollars in thousands)
Cash flows from operating activities:
Net income...................................................................................... $  30,321  $  19,096  $  15,764
   Adjustments to reconcile net income to net cash (used in) provided by operating activities:
      Provision for loan losses.................................................................     9,200      7,100      4,645
      Depreciation and amortization.............................................................     3,474      3,080      3,026
      Adjustments to the carrying value of real estate owned....................................     1,422        396        966
      Amortization of fees, discounts and premiums, net.........................................    15,839      5,820      3,649
      Amortization of mortgage servicing rights.................................................     4,130      1,675      1,593
      Amortization of goodwill..................................................................        --      1,554      1,565
      Amortization of restricted stock and other awards.........................................       490        316        316
      Amortization of unrealized losses on transferred mortgage-backed securities...............     1,338        224        209
      Amortization of issuance cost of Senior Notes.............................................       532        533        629
      Increase in bank owned life insurance cash surrender value................................    (2,664)      (516)        --
      Net gain on sale of investments and mortgage-backed securities available for sale.........    (1,557)    (1,837)        --
      Net gain on sale of loans and other assets................................................    (3,850)    (1,383)       (71)
      Net gain on sale of real estate owned.....................................................      (593)      (332)      (647)
      Extraordinary loss (gain) on repurchase of trust preferred securities.....................       299     (1,337)    (1,522)
Loans originated for sale.......................................................................  (438,356)   (33,491)    (9,287)
Proceeds from sale of loans.....................................................................    92,216     36,514     10,210
Decrease (increase) in accrued interest receivable..............................................     1,296     (3,509)    (1,880)
(Decrease) increase in interest payable on deposits and FHLB advances...........................      (327)     2,224      1,836
(Decrease) increase in accrued taxes............................................................    (2,406)    (1,868)     3,480
Increase (decrease) in other liabilities........................................................     6,924     (7,672)    (5,440)
Increase in deferred compensation obligation....................................................       528         --         --
(Increase) decrease in prepaid expenses and other assets........................................    (3,161)     5,674     (4,300)
Other, net......................................................................................    (5,039)    (1,204)      (188)
                                                                                                 ---------  ---------  ---------
         Net cash (used in) provided by operating activities....................................  (289,944)    31,057     24,553
                                                                                                 ---------  ---------  ---------
Cash flows from investing activities:
Net increase in loans...........................................................................  (252,649)  (297,065)  (385,007)
Purchase of investment securities held to maturity..............................................        --    (66,227)        --
Purchase of investment securities available for sale............................................   (55,147)   (49,263)    (1,000)
Purchase of mortgage-backed securities held to maturity.........................................        --    (50,320)   (49,824)
Purchase of mortgage-backed securities available for sale.......................................  (765,992)  (658,406)    (8,883)
Purchase of other earning assets................................................................   (87,749)   (84,949)   (50,399)
Purchase of office properties and equipment.....................................................    (5,410)    (3,072)    (3,418)
Purchase of bank owned life insurance...........................................................   (30,000)   (20,000)        --
Proceeds from repayments of investment securities held to maturity..............................        --      5,000         --
Proceeds from repayments of investment securities available for sale............................    15,105        350      2,250
Proceeds from repayments of mortgage-backed securities held to maturity.........................    87,390     78,374     30,510
Proceeds from repayments of mortgage-backed securities available for sale.......................   390,947     65,116     31,999
Proceeds from repayments of other earning assets................................................    72,650     72,000     42,650
Proceeds from sale of investment securities available for sale..................................     7,230         --         --
Proceeds from sale of mortgage-backed securities held to maturity...............................    52,326         21         --
Proceeds from sale of mortgage-backed securities available for sale.............................   281,966    282,960         --
Proceeds from sale of real estate owned.........................................................     7,610      2,994      8,398
Net decrease in tax certificates................................................................       876      4,823      9,116
                                                                                                 ---------  ---------  ---------
         Net cash used in investing activities..................................................  (280,847)  (717,664)  (373,608)
                                                                                                 ---------  ---------  ---------

                                                       (Continued on next page)

         See accompanying notes to consolidated financial statements.

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                                                                                             For the Years Ended
                                                                                                September 30,
                                                                                        ----------------------------
                                                                                          2002      2001      2000
                                                                                        --------  --------  --------
                                                                                           (Dollars in thousands)
Cash flows from financing activities:
   Net increase in deposits............................................................  323,026    43,607   329,740
   Net increase in Federal Home Loan Bank advances.....................................  296,368   258,295   154,979
   Net increase (decrease) in other borrowings.........................................   71,926   273,911   (22,496)
   Guarantee fees for senior notes.....................................................     (164)     (263)     (300)
   Increase in advances from borrowers for taxes and insurance.........................    8,594     6,348     6,035
   Repurchase of trust preferred securities............................................  (21,769)   (7,060)   (4,368)
   Net proceeds from issuance of trust preferred securities............................   67,896        --        --
   Net proceeds from issuance of stock.................................................    3,236    74,811       125
   Purchase of BankUnited's Class A Common Stock.......................................       --        --    (1,117)
   Purchase of BankUnited's Series B Preferred Stock...................................     (528)       --        --
   Redemption of Preferred Stock.......................................................       --    (6,961)       --
   Dividends paid on preferred stock...................................................     (257)     (649)     (757)
                                                                                        --------  --------  --------
      Net cash provided by financing activities........................................  748,328   642,039   461,841
                                                                                        --------  --------  --------
Increase (decrease) in cash and cash equivalents.......................................  177,537   (44,568)  112,786
Cash and cash equivalents at beginning of period.......................................  294,753   339,321   226,535
                                                                                        --------  --------  --------
Cash and cash equivalents at end of period............................................. $472,290  $294,753  $339,321
                                                                                        ========  ========  ========
Supplemental disclosure of non-cash investing and financing activities:
   Interest paid on deposits and borrowings............................................ $217,498  $244,569  $217,310
   Income taxes paid................................................................... $ 18,241  $ 11,395  $  8,615
   Securitization of loans receivable and mortgage loans held for sale................. $328,964  $200,901        --
   Transfers from loans to real estate owned........................................... $  9,610  $  2,604  $  7,334
   Transfer of loans from portfolio to held for sale................................... $421,653  $ 63,060        --
   Transfer of investment securities from held to maturity to available for sale....... $ 66,476        --        --
   Transfer of mortgage-backed securities from held to maturity to available for sale.. $ 57,253        --        --


         See accompanying notes to consolidated financial statements.

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 2002

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

  (a)  Basis of Presentation and Principles of Consolidation

   The consolidated financial statements include the accounts of BankUnited and its subsidiaries, including BankUnited, FSB (the "Bank"). The Bank provides a full range of banking services to individual and corporate customers through its branches in South and Southwest Florida. The Bank is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities. All significant inter-company transactions and balances have been eliminated.

   The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and operations for the period. Actual results could differ significantly from those estimates.

   Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the effect of prepayments on premiums on purchased loans, the valuation of mortgage servicing rights, and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans.

  (b)  Cash and Cash Equivalents

   For the purpose of reporting cash flows, cash and cash equivalents include cash, Federal Home Loan Bank overnight deposits, federal funds sold and securities purchased under agreement to resell with original maturities of three months or less. The collateral held by the bank for securities purchased under the agreements to resell is the securities underlying those agreements.

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

                              September 30, 2002


  (d)  Loans Receivable

   Loans receivable are considered long-term investments and, accordingly, are carried at historical cost. Loans held for sale are recorded at the lower of cost or market, determined in the aggregate. In determining cost, deferred loan origination fees and costs are adjusted to the principal balances of the related loans.

  (e)  Allowance for Loan Losses

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

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              September 30, 2002


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

  (g)  Other Interest-Earning Assets

   Other interest-earning assets includes Federal Home Loan Bank of Atlanta
(FHLB) stock and an equity investment under the Community Reinvestment Act. The fair value is estimated to be the carrying value which is par.

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

  (j)  Real Estate Owned

   Property acquired through foreclosure or deed in lieu of foreclosure is carried at the lower of the related principal balance at foreclosure or estimated fair value less estimated costs to sell the property. Any excess of the loan balance over the fair value less estimated costs to sell the property is charged to the allowance for loan losses at the time of foreclosure. The carrying value is reviewed periodically and, when necessary, any decline in the value of the real estate is charged to operations. Significant property improvements which enhance the salability of the property are capitalized to the extent that the carrying values do not exceed their estimated realizable values. Maintenance and carrying costs on the property are charged to operations as incurred. In connection with real estate owned, management obtains independent appraisals for properties.

  (k)  Mortgage Servicing Rights

   In connection with the securitization and sale of loans, BankUnited may retain the rights to service such loans for investors. Servicing assets or liabilities and other retained interests in connection with the securitization

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              September 30, 2002

and sale of loans are recognized as an allocation of the carrying amount of the assets sold between the asset sold and the servicing obligation and other retained interests based on the relative fair value of the assets sold to the interests retained. Gains on the securitization and sale of loans are deferred and recognized when the retained securities are ultimately sold. BankUnited may also acquire mortgage servicing rights, which are recorded at cost. BankUnited receives fees for servicing mortgage loans. Servicing fees, generally expressed as a percent of the unpaid principal balance, are collected from the borrowers' payments. Late charge income and other ancillary fees, net of amortization of servicing assets, are also included in servicing income.

   Mortgage servicing assets are amortized in proportion to and over the period of estimated net servicing income. Estimated net servicing income is determined using the estimated future balance of the underlying mortgage loan portfolio which, absent new purchases, declines over time from prepayments and cash flows. BankUnited evaluates the mortgage servicing assets for impairment based on the fair value of the servicing assets by strata. BankUnited stratifies the servicing assets by product and interest rates. Management obtains from an independent third party, on a semi-annual basis, a valuation of the mortgage servicing rights. Management reviews the assumptions in calculating the fair value, which is then compared to BankUnited's carrying value. If necessary, mortgage servicing rights are adjusted to the lower of cost or fair value.

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

  (l)  Goodwill

   Goodwill represents the excess of purchase price over the fair value of net assets acquired by BankUnited. On October 1, 2001, BankUnited adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") for the accounting for goodwill and other intangible assets. The provisions of SFAS No. 142 no longer allow the amortization of goodwill and requires that impairment of goodwill be tested annually. See (r) Impact of New Accounting Pronouncements.

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

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              September 30, 2002


  (o)  Earnings per Share

   Basic earnings per common share is computed on the weighted average number of common shares outstanding during the year. Earnings per common share, assuming dilution, assume the maximum dilutive effect of the average number of shares from stock options and the conversion equivalents of preferred stocks and certain warrants.

  (p)  Stock Options and Restricted Stock

   Stock options are granted to employees and directors at the fair market value of the underlying stock on the date of the grant. The proceeds from the exercise of options are credited to common stock for the par value of the shares issued, and the excess, adjusted for any tax benefit, is credited to paid-in capital.

   Restricted stock is issued to employees and directors from time to time. Restricted stock is recorded on the books of BankUnited based on the market price of the stock on the date of issuance. Equity is credited with the par value of the stock and paid in capital is credited with the balance of the market value at the date of issuance. Also at the date of issuance, the value of the stock is debited to paid-in-capital as contra equity. Restricted stock vests ratably over the period assigned by the Compensation Committee. The value of restricted stock is amortized out of contra equity over the twelve-month period preceding the vest date of the stock by a charge to compensation and a credit to the contra equity paid-in-capital account.

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

  (r)  Derivative Instruments Held for Purposes Other Than Trading

   BankUnited enters into derivative contracts as a means of reducing its interest rate exposures. No derivatives are held for trading purposes. At inception these contracts, i.e., hedging instruments, are evaluated in order to determine if they qualify for hedge accounting. With the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," on October 1, 2000, the hedging instrument must be highly effective in achieving offsetting changes in the hedge instrument and hedged item attributable to the risk being hedged. Any ineffectiveness which arises during the hedging relationship is recognized in noninterest expense in the period in which it arises. All qualifying hedges are valued at fair value and included in other assets or other liabilities. The changes in the fair value of the hedged item and changes in fair value of the derivative are recognized in noninterest income. For cash flow hedges, the unrealized changes in fair value to the extent effective are recognized in other comprehensive income. The fair value of cash flow hedges related to forecasted transactions is recognized in noninterest expense in the period when the forecasted transaction occurs.

   Residential mortgage loan commitments related to loans to be sold are required to be accounted for as derivatives at fair value, along with all forward sales contracts for loans to be sold. The commitments and forward sales contracts are recorded as either assets or liabilities in the consolidated statement of financial condition with the changes in fair value recorded in the consolidated statement of operations.

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              September 30, 2002


  (s)  Impact of New Accounting Pronouncements

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

   Except for goodwill and intangible assets acquired after June 30, 2001, which were immediately subject to its provisions, SFAS No. 142 was effective starting with fiscal years beginning after December 15, 2001. Early adoption was permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued.

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

   BankUnited adopted SFAS No. 142 effective October 1, 2001. Upon initial application of SFAS No. 142, BankUnited did not incur impairment losses for goodwill resulting from a transitional impairment test. The elimination of goodwill amortization has positively impacted pretax net income by approximately $1.5 million in fiscal year 2002. The following table provides pro-forma information on net income and earnings per share, had amortization of goodwill not been expensed in all three years ended September 30, 2002, 2001 and 2000:

                                                       For the Years Ended September 30,
                                                       ---------------------------------
                                                        2002        2001       2000
                                                         -------    -------    -------
                                                       (Dollars in thousands)
 Reported net income available to common stockholders. $30,064     $18,447    $14,974
 Add back: Goodwill amortization......................      --       1,554      1,565
                                                         -------    -------    -------
 Pro-forma net income available to common stockholders $30,064     $20,001    $16,539
                                                         =======    =======    =======
 Basic earnings per share:
 Net income as reported............................... $  1.20     $  0.91    $  0.82
 Goodwill amortization................................      --        0.08       0.09
                                                         -------    -------    -------
 Pro-forma............................................ $  1.20     $  0.99    $  0.91
                                                         =======    =======    =======
 Diluted earnings per share:
 Net income as reported............................... $  1.12     $  0.87    $  0.81
 Goodwill amortization................................      --        0.07       0.08
                                                         -------    -------    -------
 Pro-forma............................................ $  1.12     $  0.94    $  0.89
                                                         =======    =======    =======

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              September 30, 2002


    SFAS No. 144

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

   BankUnited adopted the provision of SFAS No. 144 effective October 1, 2002. Adoption of SFAS No. 144 did not have a material impact on BankUnited's financial position, results of operations or cash flows upon adoption.

    SFAS No. 145

   In May of 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002". Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. This was an exception to Accounting Principals Board Opinion No. 30, "Reporting the Results of Operations - "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB No. 30"), which defines extraordinary items as events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence.

   SFAS No. 145 eliminates Statement No. 4 and, thus, the exception to applying APB No. 30 to all gains and losses related to extinguishments of debt (other than extinguishment of debt to satisfy sinking-fund requirements). As a result gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. Applying APB No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent in nature or that meet the criteria for classification as an extraordinary item. The provisions of SFAS No. 145 related to the rescission of Statement No. 4 shall be applied in fiscal years beginning after May 15, 2002. Although early application is encouraged BankUnited will apply the provisions of SFAS No. 145 related to the rescission of Statement No. 4 in its fiscal year beginning October 1, 2002, which will result in a reclassification of extraordinary item to non-interest income in the consolidated statement of operations.

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              September 30, 2002


   FASB Interpretation No. 45

   In November of 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. This interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others", which is being superseded.

   The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Due to the prospective application of this interpretation, the impact on BankUnited's financial statements has not been determined.

  (t)  Financial Statement Reclassifications

   Certain prior period amounts have been reclassified to conform to the September 30, 2002 consolidated financial statements.

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              September 30, 2002


(2)  Earnings per Share

   Earnings per share is calculated as follows:

                                                                             For the Years Ended September 30,
                                                                             ---------------------------------
                                                                               2002        2001       2000
                                                                             ----------   -------    -------
                                                                             (In thousands, except per
                                                                                  share amounts)
Basic earnings per share:
Numerator:
   Net income before extraordinary item..................................... $30,505     $18,273    $14,828
     Preferred stock dividends..............................................     257         649        790
                                                                              -------     -------    -------
   Net income...............................................................  30,248      17,624     14,038
     Extraordinary item.....................................................    (184)        823        936
                                                                              -------     -------    -------
   Net income available to common stockholders.............................. $30,064     $18,447    $14,974
                                                                              =======     =======    =======
Denominator:
   Weighted average common shares outstanding...............................  25,142      20,228     18,220
                                                                              =======     =======    =======
Basic earnings per share before extraordinary item.......................... $  1.20     $  0.87    $  0.77
 Basic earnings per share from extraordinary item...........................      --        0.04       0.05
                                                                              -------     -------    -------
Basic earnings per share.................................................... $  1.20     $  0.91    $  0.82
                                                                              =======     =======    =======
Diluted earnings per share:
Numerator:
   Net income available to common stockholders before extraordinary item.... $30,248     $17,624    $14,038
   Plus:
     Preferred stock dividends..............................................     257         179        163
                                                                              -------     -------    -------
   Diluted net income available to common stockholders before extraordinary
     item...................................................................  30,505      17,803     14,201
     Extraordinary item.....................................................    (184)        823        936
                                                                              -------     -------    -------
   Diluted net income available to common stockholders...................... $30,321     $18,626    $15,137
                                                                              =======     =======    =======
Denominator:
   Weighted average common shares outstanding...............................  25,142      20,228     18,220
   Plus:
     Number of common shares from the conversion of options.................   1,220         657        117
     Number of common shares from the conversion of preferred stock.........     711         469        443
                                                                              -------     -------    -------
   Diluted weighted average shares outstanding..............................  27,073      21,354     18,780
                                                                              =======     =======    =======
Diluted earnings per share before extraordinary item........................ $  1.13     $  0.83    $  0.76
 Diluted earnings per share from extraordinary item.........................   (0.01)       0.04       0.05
                                                                              -------     -------    -------
Diluted earnings per share.................................................. $  1.12     $  0.87    $  0.81
                                                                              =======     =======    =======

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              September 30, 2002


(3)  Securities Purchased under Agreements to Resell

   Interest income from securities purchased under agreements to resell aggregated approximately $0.2 million and $1.9 million for the years ended September 30, 2001 and 2000, respectively, none for 2002.

   The following sets forth information concerning BankUnited's securities purchased under agreements to resell for the periods indicated:

                                                          As of or for the years ended
                                                                September 30,
                                                          ---------------------------
                                                           2002          2001
                                                          ------  ------------------
                                                            (Dollars in thousands)
Maximum amount of outstanding agreements at any month end
  during the period......................................     --  $            9,682
Average amount outstanding during the period.............     --  $            3,850
Weighted average interest rate for the period............     --                6.35%
Maturity.................................................         less than 30 days

(4)  Investments and Mortgage-backed Securities

  Investments

   Presented below is an analysis of investments designated as available for sale.

                                                       September 30, 2002
                                            ----------------------------------------
                                                        Gross      Gross
                                            Amortized Unrealized Unrealized  Fair
                                              Cost      Gains      Losses    Value
                                            --------- ---------- ---------- --------
                                                     (Dollars in thousands)
U.S. government agency securities.......... $ 53,082    $   65    $  (387)  $ 52,760
Equity securities..........................    4,242       132       (216)     4,158
Trust preferred securities of other issuers   58,875     2,621     (1,386)    60,110
Other(1)...................................   53,829       801        (73)    54,557
                                            --------    ------    -------   --------
       Total............................... $170,028    $3,619    $(2,062)  $171,585
                                            ========    ======    =======   ========

                                                       September 30, 2001
                                            ----------------------------------------
                                                        Gross      Gross
                                            Amortized Unrealized Unrealized  Fair
                                              Cost      Gains      Losses    Value
                                            --------- ---------- ---------- --------
                                                     (Dollars in thousands)
U.S. government agency securities.......... $  4,999    $   67         --   $  5,066
Equity securities..........................    3,359     1,347         --      4,706
Trust preferred securities of other issuers   42,109       143     (2,305)    39,947
Other(1)...................................   19,000        --                19,000
                                            --------    ------    -------   --------
       Total............................... $ 69,467    $1,557    $(2,305)  $ 68,719
                                            ========    ======    =======   ========

--------
(1) Other includes mutual funds, preferred stock of FHLMC, and bonds.

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              September 30, 2002


   Investments securities at September 30, 2002, by contractual maturity, are shown below.

                                                  Available for Sale
                                               -------------------------
                                               Amortized Cost Fair Value
                                               -------------- ----------
                                                (Dollars in thousands)
        Due in one year or less...............       $     --   $     --
        Due after one year through five years.          3,081      3,146
        Due after five years through ten years         52,830     26,850
        Due after ten years...................        109,875    137,431
        Equity securities (maturity n/a)......          4,242      4,158
                                                     --------   --------
               Total..........................       $170,028   $171,585
                                                     ========   ========

   Presented below is an analysis of investments held to maturity at September 30, 2001. There were no investments held to maturity at September 30, 2002.

                                                      September 30, 2001
                                            --------------------------------------
                                                       Gross      Gross
                                            Carrying Unrealized Unrealized  Fair
                                             Value     Gains      Losses    Value
                                            -------- ---------- ---------- -------
                                                    (Dollars in thousands)
U.S. Government agency securities.......... $50,001     $ --      $(362)   $49,639
Trust preferred securities of other issuers  16,355      683       (243)    16,795
Other......................................      61       --         --         61
                                            -------     ----      -----    -------
       Total............................... $66,417     $683      $(605)   $66,495
                                            =======     ====      =====    =======

  Mortgage-backed securities

   Presented below is an analysis of mortgage-backed securities designated as available for sale:

                                                September 30, 2002
                                    -------------------------------------------
                                                 Gross      Gross
                                    Amortized  Unrealized Unrealized   Fair
                                      Cost       Gains      Losses     Value
                                    ---------- ---------- ---------- ----------
                                              (Dollars in thousands)
GNMA mortgage-backed securities.... $   61,804  $ 3,311      $ --    $   65,115
FNMA mortgage-backed securities....    335,755   10,887        --       346,642
FHLMC mortgage-backed securities...    176,426    4,951        --       181,377
Collateralized mortgage obligations     91,819    1,618        --        93,437
Mortgage pass-through certificates.    444,022    6,041        --       450,063
                                    ----------  -------      ----    ----------
       Total....................... $1,109,826  $26,808      $ --    $1,136,634
                                    ==========  =======      ====    ==========

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              September 30, 2002


                                                September 30, 2001
                                     -----------------------------------------
                                                 Gross      Gross
                                     Amortized Unrealized Unrealized   Fair
                                       Cost      Gains      Losses     Value
                                     --------- ---------- ---------- ---------
                                              (Dollars in thousands)
 GNMA mortgage-backed securities.... $  56,068  $ 1,482      $ --    $  57,550
 FNMA mortgage-backed securities....   217,449    4,175        --      221,624
 FHLMC mortgage-backed securities...   105,080    2,182        --      107,262
 Collateralized mortgage obligations   116,397    2,613        (3)     119,007
 Mortgage pass-through certificates.   130,471    1,835        --      132,306
                                     ---------  -------      ----    ---------
        Total....................... $ 625,465  $12,287      $ (3)   $ 637,749
                                     =========  =======      ====    =========

   Mortgage-backed securities at September 30, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                  Available for Sale
                                               -------------------------
                                               Amortized Cost Fair Value
                                               -------------- ----------
                                                (Dollars in thousands)
        Due in one year or less...............     $       -- $       --
        Due after one year through five years.         21,037     21,411
        Due after five years through ten years         36,455     37,596
        Due after ten years...................      1,052,334  1,077,627
                                                   ---------- ----------
               Total..........................     $1,109,826 $1,136,634
                                                   ========== ==========

   Presented below is an analysis of mortgage-backed securities held to maturity at September 30, 2001. There were no mortgage-backed securities held to maturity at September 30, 2002.

                                                 September 30, 2001
                                      ----------------------------------------
                                                  Gross      Gross
                                      Carrying  Unrealized Unrealized  Fair
                                       Value      Gains      Losses    Value
                                      --------- ---------- ---------- --------
                                               (Dollars in thousands)
  GNMA mortgage-backed securities.... $ 57,423    $3,326      $ --    $ 60,749
  FNMA mortgage-backed securities....    32,071    1,252        --      33,323
  FHLMC mortgage-backed securities...    55,965    2,534        --      58,499
  Collateralized mortgage obligations    38,646    1,492        --      40,138
  Mortgage pass-through certificates.    10,874      281        --      11,155
                                      ---------   ------      ----    --------
         Total....................... $ 194,979   $8,885      $ --    $203,864
                                      =========   ======      ====    ========

   Management at BankUnited made a strategic decision in the fourth quarter of fiscal 2002, to sell off some of the mortgage-backed securities that were being held to maturity. In doing so, the remainder of the entire investment portfolio, including investment securities, were re-classified to investments available for sale with a resulting net unrealized gain of $2.1 million, after taxes of $1.4 million.

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              September 30, 2002

   Gross proceeds on sales of mortgage-backed securities and collateralized mortgage obligations were $334.3 million and $283.0 million for the years ended September 30, 2002 and 2001, respectively. Net realized gains were $236 thousand, and $1.8 million on sales of mortgage-backed securities and collateralized mortgage obligations during the year ended September 30, 2002 and 2001, respectively. There were no sales of mortgage-backed securities and collateralized mortgage obligations during the years ended September 30, 2000.

   At September 30, 2002, GNMA, FNMA and FHLMC mortgage-backed securities with market values of approximately $146.5 million were pledged as collateral for public funds on deposit. At September 30, 2002, investment and mortgage-backed securities with an aggregate carrying value of approximately $392.3 million were pledged as collateral for repurchase agreements.

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

   During fiscal year ended September 30, 2002, BankUnited securitized $329.0 million of residential mortgage loans. These loans were securitized with FNMA and FHLMC and transferred into BankUnited's mortgage-backed securities available for sale portfolio. During the fiscal year ended September 30, 2002, BankUnited sold $236.4 million of the resulting securities, recognizing gains of $1.9 million which includes the recognition of mortgage servicing rights of $4.0 million. The remaining securities at September 30, 2002 had a fair value of $95.7 million.

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

   At September 30, 2002, key economic assumptions and the sensitivity of the current fair value of securities remaining from securitizations to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

                                                         Retained Securities
                                                         -------------------
                                                             (Dollars in
                                                             thousands)
   Carrying amount (fair value) of retained securities..       $95,673
   Weighted average life in years.......................           2.0
   Annual prepayment assumption.........................         31.60%
      Impact on fair value of 10 percent adverse change.       $  (366)
      Impact on fair value of 20 percent adverse change.       $  (690)
   Annual cash flow discount rate.......................          4.22%
      Impact on fair value of 10 percent adverse change.       $  (705)
      Impact on fair value of 20 percent adverse change.       $(1,401)

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              September 30, 2002

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

   The total principal amount of loans underlying the retained securities at September 30, 2002 was $92.1 million, none of which was 60 days or more past due. There were no credit losses during the year ended September 30, 2002 from the loans underlying the retained securities outstanding at September 30, 2002.

(5)  Loans Receivable

   Loans receivable held for investment consist of the following:

                                                           September 30, 2002     September 30, 2001
                                                         ---------------------  ---------------------
                                                                     Percent of             Percent of
                                                           Amount      Total      Amount      Total
                                                         ----------  ---------- ----------  ----------
Mortgage loans:                                                     (Dollars in thousands)
   One-to-four family loans............................. $3,096,312     83.4%   $2,948,290     84.2%
   Multi-family loans...................................     25,456      0.7        20,619      0.6
   Commercial real estate...............................    183,311      4.9       158,451      4.5
   Construction.........................................     98,697      2.7       114,790      3.3
   Land.................................................     27,636      0.7        33,620      1.0
                                                         ----------    -----    ----------    -----
       Total mortgage loans.............................  3,431,412     92.4     3,275,770     93.6
                                                         ----------    -----    ----------    -----
Other loans:
   Commercial business loans............................    168,679      4.5       132,438      3.8
   Consumer loans.......................................    103,118      2.8        84,698      2.4
                                                         ----------    -----    ----------    -----
       Total other loans................................    271,797      7.3       217,136      6.2
                                                         ----------    -----    ----------    -----
       Total loans......................................  3,703,209     99.7     3,492,906     99.8
Unearned discounts, premiums and deferred loan fees, net     30,449      0.8        22,642      0.6
Allowance for loan losses...............................    (20,293)    (0.5)      (15,940)    (0.4)
                                                         ----------    -----    ----------    -----
Loans receivable held for investment, net............... $3,713,365    100.0%   $3,499,608    100.0%
                                                         ==========    =====    ==========    =====

   Approximately $2.9 billion or 77 percent of loans secured by real estate, including loans held for sale of $279 million, were secured by properties in Florida. No other state represented more than 5% of BankUnited's loan portfolio.

   At September 30, 2002, the Bank had pledged approximately $2.5 billion of mortgage loans as collateral for advances from the Federal Home Loan Bank of Atlanta.

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              September 30, 2002


   Changes in the allowance for loan losses are as follows:

                                          For the Years Ended September 30,
                                          --------------------------------
                                            2002        2001       2000
                                           -------     -------    -------
                                                (In thousands)
           Balance at beginning of period $15,940     $13,032    $12,107
              Provision..................   9,200       7,100      4,645
              Loans charged-off..........  (5,144)     (4,257)    (3,859)
              Recoveries.................     297          65        139
                                           -------     -------    -------
           Balance at end of period...... $20,293     $15,940    $13,032
                                           =======     =======    =======

   As of September 30, 2002 and 2001, BankUnited had non-accrual loans of $27.7 million and $27.4 million respectively. For the years ended September 30, 2002, 2001 and 2000 the average amounts of non-accrual loans were $27.3 million, $24.7 million and $18.4 million respectively. Gross interest income that would have been recorded on non-accrual loans had they been current in accordance with original terms was $1.3 million, $1.3 million and $1.1 million for the years ended September 30, 2002, 2001 and 2000 respectively.

   The amount of interest income on such non-accrual loans included in operations, prior to their non-accrual status, for the years ended September 30, 2002, 2001 and 2000 was $0.7 million, $0.9 million, and $0.7 million, respectively. No income is recognized on loans while in non-accrual status.

   The following table sets forth information concerning specific impaired loans:

                       As of September 30, 2002     As of September 30, 2001
                     ---------------------------- ----------------------------
                                        Allowance                    Allowance
                     No. of Outstanding for loan  No. of Outstanding for loan
                     loans   Principal   losses   loans   Principal   losses
                     ------ ----------- --------- ------ ----------- ---------
                        (Dollars in thousands)       (Dollars in thousands)
 Land...............    1     $  469     $  469      1     $  469     $  469
 Commercial business    6      1,084        651     59      7,872      3,387
 Consumer...........   15        901        658     --         --         --
                       --     ------     ------     --     ------     ------
    Total...........   22     $2,454     $1,778     60     $8,341     $3,856
                       ==     ======     ======     ==     ======     ======

(6)  Other earning assets

   Other earning assets are summarized as follows:

                                                          As of September 30,
                                                          -------------------
                                                           2002      2001
                                                          -------    -------
                                                          (In thousands)
      FHLB stock......................................... $90,319   $75,520
      Equity investments under Community Reinvestment Act     405       105
                                                            -------  -------
             Total....................................... $90,724   $75,625
                                                            =======  =======

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              September 30, 2002


(7)  Office Properties and Equipment

   Office properties and equipment are summarized as follows:

                                                            As of September 30,
                                                            ------------------
                                                              2002      2001
                                                            --------  --------
                                                              (In thousands)
 Office buildings.......................................... $  2,750  $  2,694
 Leasehold improvements....................................   12,097     9,577
 Furniture, fixtures and equipment.........................   10,523    10,350
 Computer equipment and software...........................    7,246     6,360
                                                            --------  --------
    Total..................................................   32,616    28,981
 Less: accumulated depreciation............................  (14,872)  (12,927)
                                                            --------  --------
 Office properties and equipment, net...................... $ 17,744  $ 16,054
                                                            ========  ========

   Depreciation expense was $3.5 million, $3.1 million, and $3.0 million, for the years ended September 30, 2002, 2001 and 2000, respectively.

   BankUnited has entered into non-cancelable leases with approximate minimum future rentals as follows:

    Years Ending September 30,                                    Amount
    --------------------------                                --------------
                                                              (In thousands)
    2003.....................................................    $ 4,467
    2004.....................................................      4,691
    2005.....................................................      4,028
    2006.....................................................      3,827
    2007.....................................................      3,600
    Thereafter...............................................     14,527
                                                                 -------
       Total.................................................    $35,140
                                                                 =======

   Rent expense for the years ended September 30, 2002, 2001, and 2000 was $4.8 million, $4.0 million, and $3.5 million, respectively. For the year ended September 30, 2000, rent expense was net of sublease income of approximately $22,300 (none for the years ended September 30, 2002 and 2001).

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              September 30, 2002


(8)  Deposits

   The following table sets forth information concerning BankUnited's deposits by account type and the weighted average nominal rates at which interest is paid thereon as of the dates indicated:

                                                  As of September 30,
                                           --------------------------------
                                                 2002             2001
                                           ---------------  ---------------
                                             Amount   Rate    Amount   Rate
                                           ---------- ----  ---------- ----
                                                (Dollars in thousands)
   Savings accounts.......................   $782,964 2.31% $  596,534 3.64%
                                           ----------       ----------
   Checking:
    Non-interest bearing..................    117,062   --      89,726   --
    NOW accounts..........................    147,611 1.44%    128,576 1.97%
    Insured money market..................    188,681 2.00%     92,975 3.01%
                                           ----------       ----------
      Total transaction accounts..........    453,354          311,277
                                           ----------       ----------
      Total savings and checking accounts.  1,236,318          907,811
                                           ----------       ----------
   Certificates:
    30-89 day certificates of deposit.....      3,422 2.06%      2,258 3.31%
    3-5 month certificates of deposit.....     40,649 2.06%    211,672 4.16%
    6-8 month certificates of deposit.....    131,079 2.45%    131,364 4.28%
    9-11 month certificates of deposit....     77,165 2.91%    111,960 5.32%
    12-17 month certificates of deposit...    304,888 2.99%    452,013 5.51%
    18-23 month certificates of deposit...    251,010 3.81%    155,021 6.02%
    24-29 month certificates of deposit...    202,399 4.36%    189,096 5.23%
    30-35 month certificates of deposit...    121,935 4.32%     40,684 5.93%
    36-60 month certificates of deposit...    328,306 5.28%    178,266 5.99%
    Public Funds..........................    279,000 4.74%    273,000 6.31%
                                           ----------       ----------
      Total certificates..................  1,739,853        1,745,334
                                           ----------       ----------
        Totals............................ $2,976,171       $2,653,145
                                           ==========       ==========

          Weighted average rates..........            3.15%            4.60%

   At September 30, 2002 and 2001, there were overdrafts of approximately $600 thousand and $405 thousand, respectively. Deposit accounts with balances of $100 thousand or more totaled approximately $1.3 billion and $1 billion at September 30, 2002 and 2001, respectively.

   Interest expense on deposits for the years ended September 30, 2002, 2001 and 2000 was as follows:

                                                           September 30,
                                                     --------------------------
                                                       2002     2001     2000
                                                     -------- -------- --------
                                                           (In thousands)
NOW and insured money market deposits............... $  5,638 $  7,277 $  6,777
Savings accounts....................................   19,531   19,349   16,825
Certificates of deposit.............................   80,043  116,508  103,027
                                                     -------- -------- --------
                                                     $105,212 $143,134 $126,629
                                                     ======== ======== ========

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              September 30, 2002


   Early withdrawal penalties on deposits are recognized as a reduction of interest on deposits. For the years ended September 30, 2002, 2001 and 2000, early withdrawal penalties totaled $197 thousand, $301 thousand and $336 thousand, respectively.

   The following table sets forth maturities of certificates of deposit equal to or greater than $100 thousand as of September 30, 2002.

                                                        As of
                                                    September 30,
                                                       2002(1)
                                                    -------------
                                                     (Dollars in
                                                     thousands)
              Three months or less.................   $ 79,273
              Over three months through six months.     54,002
              Over six months through twelve months    158,264
              Over twelve months...................    314,815
                                                      --------
                                                      $606,354
                                                      ========

--------
(1) Included in the table above are $279 million of certificates of deposit issued to the State of Florida, referred to as public funds with interest rates ranging from 2.43% to 7.17%. These certificates are collateralized with GNMA, FNMA, and FHLMC mortgage-backed securities with market values of approximately $146 million at September 30, 2002.

(9)  Securities Sold under Agreements to Repurchase

   Interest expense on securities sold under an agreement to repurchase aggregated $7.7 million, $4.9 million and $0.9 million for the years ended September 30, 2002, 2001 and 2000, respectively.

   The following sets forth information concerning repurchase agreements for the periods indicated:

                                                                     As of and for the Years
                                                                     Ended September 30,
                                                                     ----------------------
                                                                       2002        2001
                                                                      --------    --------
                                                                     (Dollars in thousands)
Maximum amount of outstanding agreements at any month end during the
  period............................................................ $425,233    $316,738
Average amount outstanding during the period........................ $325,757    $112,062
Weighted average interest rate for the period.......................     2.36%       4.40%

   All except $50 million of the $355 million of repurchase agreements outstanding at September 30, 2002 mature in October 2002. The remaining $50 million of repurchase agreements outstanding at September 30, 2002 was borrowed in the form of a convertible advance which is callable by the counter party every three months until maturity in 2010.

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              September 30, 2002


(10)  Advances from Federal Home Loan Bank

   Advances from the Federal Home Loan Bank of Atlanta incur interest and have contractual repayments as follows:

                                                               September 30,
                                                          -----------------------
Repayable During Year Ending September 30, Interest Rate      2002        2001
------------------------------------------ -------------  -----------  ----------
                                                          (Dollars in thousands)
              2002........................ 3.59% - 7.33%   $       --  $  360,000
              2003........................ 2.10% - 7.24%      656,000     175,000
              2004(1)..................... 1.43% - 7.17%      280,000     180,000
              2005........................ 3.90% - 7.43%      125,000     100,000
              2006........................ 6.65%                1,377       1,403
              2008(2)..................... 5.50%               25,000      25,000
              2009(3)..................... 4.43% - 5.48%      125,000     125,000
              2010(4)(5)(6)............... 5.44% - 6.94%      480,000     480,000
              2011(7)..................... 4.70% - 5.67%       64,000      64,000
              2012(8)..................... 4.01%               50,000          --
                                                          -----------  ----------
   Total contractual outstandings (9).................     $1,806,377  $1,510,403
                                                          -----------  ----------
   Fair value adjustments.............................           (288)      (682)
                                                          -----------  ----------
       Total carrying amount......................         $1,806,089  $1,509,721
                                                          ===========  ==========

--------
(1) Advances for $25 million are callable by the FHLB in 2003.
(2) Advances for $25 million are callable by the FHLB in 2003.
(3) Advances for $125 million callable by the FHLB in 2002 were never converted by BankUnited.
(4) Advances for $30 million are callable by FHLB in 2002 were never converted by BankUnited.
(5) Advances for $125 million are callable by FHLB in 2003.
(6) Knock-out convertible advances for $250 million callable by the FHLB in 2001 never converted by BankUnited.
(7)  Advances for $20 million callable by FHLB in 2002 were never converted by
              BankUnited. Advances of $25 million are callable by FHLB in 2003 and advances for $19 million are callable by FHLB in 2004.
(8)  Advances for $50 million are callable by FHLB in 2006.
(9) The contractual repayments above do not reflect fair value adjustments made in accordance with FAS No. 133 which are reflected in the Consolidated Statement of Financial Condition. These amounts were $288 thousand and $682 thousand at September 30, 2002 and 2001, respectively.

   The terms of a security agreement with the FHLB of Atlanta include a specific assignment of collateral that requires the maintenance of qualifying first mortgage loans as pledged collateral with unpaid principal amounts at least equal to 100% of the FHLB advances, when discounted at 85% of the unpaid principal balance. The FHLB of Atlanta stock, which is recorded at cost of $90.3 million, is also pledged as collateral for these advances.

(11)  Senior Notes

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

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              September 30, 2002


(12)  Company Obligated Mandatorily Redeemable Trust Preferred Securities of
              Subsidiary Trusts Holding Solely Junior Subordinated Deferrable Interest Debentures of BankUnited

   BankUnited operates wholly-owned trust subsidiaries ("Trust Subsidiaries") for the purpose of issuing Trust Preferred Securities and investing the proceeds from the sale thereof in Junior Subordinated Deferrable Interest Debentures issued by BankUnited (the "Junior Subordinated Debentures"). All of the proceeds of the trust preferred securities plus common securities issued by the Trust Subsidiaries are invested in Junior Subordinated Debentures, which represent the sole assets of the Trusts Subsidiaries. The Trust Preferred Securities pay preferential cumulative cash distributions at the same rate as the Junior Subordinated Debentures held by the Trust Subsidiaries. Considered together, back-up undertakings made by BankUnited with respect to the Trust Preferred Securities constitute a full and unconditional guarantee by BankUnited of the obligations of the Trust Preferred Securities.

   The following table provides information for each of BankUnited's Trust Subsidiaries as of September 30, 2002:

                                             Original
                               ------------------------------------
                                 Trust                    Junior
                               Preferred      Common   Subordinated    Annual Rate of
                               Securities   Securities  Debentures   Preferrential Cash    Maturity
                                 Issued       Issued       Held         Distribution         Date
                               ----------   ---------- ------------ ------------------    ----------
                                      (Dollars in thousands)
BankUnited Capital............  $ 70,000(1)  $ 2,800     $ 72,800          10.25%         12/31/2026
BankUnited Capital II.........    46,000(1)    1,840       47,840           9.60%          6/30/2027
BankUnited Capital III........   102,500       4,100      106,600           9.00%          3/31/2028
BankUnited Statutory Trust I..    20,000(1)      619       20,619   3-MonthLibor+3.60%(2) 12/18/2031
BankUnited Statutory Trust II.    25,000(1)      774       25,774   3-MonthLibor+3.60%(3)  3/26/2032
BankUnited Statutory Trust III    25,000         774       25,774   3-MonthLibor+3.40%(4)  9/26/2032
                                --------     -------     --------
                                $288,500(5)  $10,907     $299,407
                                ========     =======     ========

(1) BankUnited uses interest rate swaps as hedging instruments against these Trust Preferred Securities. See Note (13) Accounting for Derivatives and Hedging Activities.
(2) Not to exceed 12.50% prior to December 18, 2006.
(3) Not to exceed 11.00% prior to March 26, 2007.
(4) Not to exceed 11.90% prior to September 26, 2007. The annual rate will be fixed at 5.22% until December 26, 2002.
(5) The Board of Directors of BankUnited authorized the purchase, from time to time, in the open market, or otherwise, of up to 300 thousand shares of Trust Preferred Securities issued by the Trust Subsidiaries. Through September 30, 2002, BankUnited has purchased a total of 189,749 shares of Trust Preferred Securities issued by the Trust Subsidiaries at a cost of $33.2 million. During the year ended September 30, 2002, BankUnited purchased 22,450 shares of Trust Preferred Securities issued by the Trust Subsidiaries at a cost of $21.8 million resulting in extraordinary losses, net of tax, of $184 thousand from the early extinguishment of debt.

(13)  Accounting for Derivatives and Hedging Activities

Loan Commitments

   BankUnited commits to make one-to-four family residential mortgage loans with potential borrowers at specified interest rates for short periods of time, usually thirty days. If potential borrowers meet underwriting standards, these loan commitments obligate BankUnited to fund the loans, but do not obligate the potential borrower to take the loans. If the borrowers do not allow the commitments to expire, the loans are funded, placed

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              September 30, 2002

into loans held for sale, and ultimately sold in the secondary market. Based on historical experience, and the underlying loan characteristics, BankUnited estimates the amount of commitments that will ultimately become loans and treats those as derivatives during the commitment period. As derivatives, the changes in the fair value of the commitments are recorded in current earnings under other non-interest income with an offset to the balance sheet in other assets. Fair values are based on observable market prices from third parties. During the year ended September 30, 2002, BankUnited recorded $0.8 million in net gains from fair value adjustments on loan commitments. At September 30, 2002, the estimated notional amount of loan commitments BankUnited expected to be funded was $110 million.

Forward Sales Commitments

   To economically hedge to the fair value exposure on loan commitments to a change in interest rates during the commitment period, BankUnited enters into forward sales contracts with similar terms. Since both the loan commitments and the forward sales contracts are derivatives, this economic hedging relationship does not qualify for hedge accounting. Accordingly, the fair value adjustments on the forward contracts are also recorded in earnings under other non-interest expense with an offset to the balance sheet in other liabilities. These forward contracts may also extend beyond the commitment period and therefore are also used to offset the fair value exposure of loans held for sale to a change in interest rates. This relationship exists until either the loan is sold or until the forward contract expires. During the year ended September 30, 2002, BankUnited recorded $1.2 million in net losses from fair value adjustments on these forward contracts.

Interest Rate Swaps

   BankUnited enters into interest rate swap contracts ("hedge") for the purpose of hedging long-term fixed and variable interest costs on Trust Preferred Securities ("hedged item") issued by its wholly-owned trust subsidiaries. All terms of the interest rate swap contracts, with the exception of the right to defer interest payments, are the same as those of the Trust Preferred Securities. BankUnited expects these interest rate swap contracts to be highly effective in offsetting interest costs of its long-term debt, and therefore applies hedge accounting treatment.

   Interest rate swap contracts used by BankUnited to offset interest costs from fixed long-term debt are treated as qualifying fair value hedges. The accounting treatment for fair value hedges is to record the change in fair value during the period of both the hedge and the hedged item into current earnings with an offset to the hedged item. During the year ended September 30, 2002, BankUnited recorded a total of $2.6 million in non-interest income from a change in fair value of its fair value interest rate swap hedges with and offsetting amount to non-interest income for a change in fair value of the hedged item. There was no ineffectiveness during the period ended September 30, 2002.

   Interest rate swap contracts used by BankUnited to offset interest costs from variable long-term debt are treated as qualifying cash flow hedges. The accounting treatment for cash flow hedges is to record the effective portion of the gain or loss on the hedge as a component of other comprehensive income, net of tax, with an offsetting amount recorded in either other assets or other liabilities. The amounts recorded in other accumulated comprehensive income will be reclassified into current earnings in the same period in which the hedged item affects earnings. During the year ended September 30, 2002, BankUnited recorded a total of $0.4 million, net of taxes, in other comprehensive losses resulting from the effective portion of its cash flow hedges. There was no ineffectiveness during the period ended September 30, 2002. BankUnited expects $190 thousand of the amounts currently reported in other comprehensive income to be reclassified into earnings within the next twelve months.

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              September 30, 2002


(14)  Regulatory Capital

   The Bank's required, actual and excess regulatory capital levels as of September 30, 2002 and 2001 are as follows:

                                        Regulatory Capital
                    ----------------------------------------------------------
                         Required             Actual              Excess
                    ------------------  ------------------  ------------------
                      2002      2001      2002      2001      2002      2001
                    --------  --------  --------  --------  --------  --------
                                      (Dollars in thousands)
 Core capital...... $178,337  $154,858  $461,998  $367,604  $283,661  $212,746
                         3.0%      3.0%      7.8%      7.1%      4.8%      4.1%
 Risk based capital $227,072  $208,053  $481,546  $381,160  $254,474  $173,107
                         8.0%      8.0%     17.0%     14.7%      9.0%      6.7%

   Under the Office of Thrift Supervision (OTS) regulations adopted to implement the "prompt corrective action" provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA"), a "well capitalized" institution must have a risk-based capital ratio of at least 10%, a core capital ratio of at least 5% and a Tier 1 risk-based capital ratio of at least 6%. (The "Tier 1 risk-based capital" ratio is the ratio of core capital to risk-weighted assets.) The Bank is a well capitalized institution under the definitions as adopted. Regulatory capital and net income amounts as of and for the years ended September 30, 2002, 2001 and 2000 did not differ from regulatory capital and net income amounts reported to the OTS.

   Payment of dividends by the Bank is limited by federal regulations, which provide for certain levels of permissible dividend payments depending on the Bank's regulatory capital and other relevant factors.

(15)  Stockholders' Equity

   BankUnited has a capital structure with the following characteristics:

Preferred Stock:

       Issued in series with rights and preferences to be designated by the Board of Directors. As of September 30, 2002, 10,000,000 shares of Preferred Stock were authorized, 2,000,000 of which are designated to a particular series and 8,000,000 of which are not designated.

  Noncumulative Convertible Preferred Stock, Series B ("Series B Preferred")--

   . Dividends - Quarterly noncumulative cash dividends are paid at an annual rate of $0.55 per share.

   . Redemptions - Not redeemable until October 1, 2007 or later unless approved by the holders of at least 50 percent of the Series B Preferred shares.

   .   Voting Rights - Two and one half votes per share.

   . Preference on Liquidation - Voluntary liquidation at the applicable redemption price per share and involuntary at $7.375 per share.

   . Convertibility - Convertible into 1.4959 shares (adjusted for all stock dividends) of Class B Common Stock for each share of Series B Preferred surrendered for conversion, subject to adjustment on the occurrence of certain events.

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              September 30, 2002


Common Stock:

       Issued in series with rights and preferences to be designated by the Board of Directors. As of September 30, 2002, 60,000,000 shares of Class A Common Stock and 3,000,000 shares of Class B Common Stock were authorized. The Board has designated 30,000,000 shares of Class A Common Stock to a series.

  Class A Common Stock

   . Dividends - As declared by the Board of Directors in the case of a dividend alone or not less than 110% of the amount per share of any dividend declared on the Class B Common Stock.

   .   Voting Rights - One tenth of one vote per share.

  Class B Common Stock

   .   Dividends - As declared by the Board of Directors.

   .   Voting Rights - One vote per share.

   . Convertibility - Each share of Class B Common Stock is convertible into one share of Class A Common Stock.

       In March 2002, BankUnited and its Chief Executive Officer ("CEO") agreed to restructure the CEO's compensation. In connection with the compensation restructuring, the CEO agreed to defer receipt of his fiscal 2001 bonus, which has been invested in Series B Preferred Stock and held in a trust established by BankUnited to, among other things, satisfy BankUnited's obligation to the CEO under a nonqualified benefit plan. These shares are reflected in treasury stock in the equity section of BankUnited's Consolidated Statement of Financial Condition. BankUnited accrued for and reflected the deferred bonus in fiscal year 2001 earnings. The deferred obligation is also classified in the stockholders' equity section of BankUnited's Consolidated Statement of Financial Condition.

   BankUnited announced on October 24, 2002, that its Board of Directors had authorized a stock repurchase program on its Class A Common Stock. Under the program, BankUnited may purchase up to 1,000,000 shares of its Class A Common Stock in open market transactions, from time to time, at such prices and on such conditions as the Executive Committee of the Board determines to be advantageous. BankUnited initiated this program because its believes that the recent volatility of the financial markets, in general, have at times generated a market price that does not adequately reflect the real value of BankUnited stock or the level of confidence that management and the Board of Directors have in BankUnited's ability to implement its strategy and achieve continued growth.

(16)  Stock Bonus Plan, Option Agreements and Other Benefit Plans

   At September 30, 2002, BankUnited had certain stock-based compensation plans designed to provide incentives to current and prospective officers, directors and employees of BankUnited and its subsidiaries. Under the plans, BankUnited may award stock options, stock appreciation rights, restricted stock, deferred stock, bonus stock and awards in lieu of obligations, dividend equivalents, other stock-based awards and performance awards.

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              September 30, 2002


   The following table summarizes terms of BankUnited's stock-based incentive compensation plans as of September 30, 2002:

                                                      Stock Compensation Plans
                                     -----------------------------------------------------------
                                     Maximum    Shares                        Vesting    Type of
                                      Term    Authorized   Class of Stock   Requirements Options
                                     -------- ---------- ------------------ ------------ -------
2002 Stock Award and Incentive Plan. 10 Years 2,000,000    Common A & B;     0-10 Years  ISO, NQ
                                                         Series B Preferred
1996 Incentive and Stock Award Plan. 10 Years 3,150,000    Common A & B;     0-10 Years  ISO, NQ
1996 Incentive and Stock Award Plan. 10 Years   650,000  Series B Preferred  0-10 Years  ISO, NQ
1994 Incentive Stock Option Plan.... 10 Years   250,000     Common A & B     0-10 Years  ISO, NQ
1992 Stock Option Plan Non-Statutory 10 Years   825,000     Common A & B     0-10 Years    NQ

   Options granted under BankUnited's stock option plans expire ten years after the date of grant and are exercisable at the fair market value of the stock on the date of grant. The vesting and exercisability of options is determined by the Compensation Committee of BankUnited's Board of Directors at the time of the grant, and an option may be immediately vested and exercisable or become so over a period of years. If an option vests over a period of years, it is subject to forfeiture as to any portion which is not exercisable upon termination of employment unless otherwise provided by the option agreement or Compensation Committee.

   The following table presents additional data concerning activity of BankUnited's outstanding stock options for the three years ended September 30, 2002:

                                        Number of   Option Price    Aggregate     Weighted
                                         Shares      per Share     Option Price Average Price
                                        ---------  --------------- ------------ -------------
Options outstanding, September 30, 1999 2,290,525  $ 3.11 - $13.18 $17,913,100     $ 7.82
Options granted........................   668,610    6.13 -   8.63   5,613,991       8.40
Options exercised......................   (26,020)   3.75 -   6.60    (127,394)      4.90
Options expired........................  (338,717)   3.32 -  11.00  (2,611,064)      7.71
                                        ---------  --------------- -----------     ------
Options outstanding, September 30, 2000 2,594,398    3.11 -  13.18  20,788,633       8.01
Options granted........................   728,818    6.75 -  14.85   6,531,415       8.96
Options exercised......................  (167,458)   3.11 -  10.85  (1,156,731)      6.91
Options expired........................   (73,291)   3.11 -  13.11    (598,142)      8.16
                                        ---------  --------------- -----------     ------
Options outstanding, September 30, 2001 3,082,467    3.23 -  14.85  25,565,175       8.29
Options granted........................   680,476   12.93 -  20.20  10,058,852      14.78
Options exercised......................  (310,396)   3.54 -  14.09  (2,231,408)      7.19
Options expired........................  (105,159)   3.23 -  14.09  (1,130,676)     10.75
                                        ---------  --------------- -----------     ------
Options outstanding, September 30, 2002 3,347,388  $ 4.95 - $20.20 $32,261,943     $ 9.64
                                        =========  =============== ===========     ======

   The weighted-average grant date fair value of options granted during the years ended September 30, 2002, 2001, and 2000 was $3.9 million, $2.3 million and $2.9 million, respectively.

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              September 30, 2002


   Summarized below is information about stock options outstanding and exercisable at September 30, 2002.

                                Outstanding            Exercisable
                         -------------------------- ------------------
          Exercise Price Number of Average Average  Number of Average
              Range       Shares   Life(1) Price(2)  Shares   Price(2)
          -------------- --------- ------- -------- --------- --------
           $ 4.95- 7.25  1,165,828  4.45    $ 6.95  1,104,624  $ 6.95
           $ 7.44-11.16  1,003,500  7.50    $ 8.22    335,894  $ 8.52
           $12.15-17.81  1,078,581  7.40    $12.53    468,382  $13.60
                 $20.20     99,479  9.10    $20.20         --  $   --

                         ---------                  ---------
                         3,347,388                  1,908,900
                         =========                  =========

--------
(1) Weighted average contractual life remaining in years.
(2) Weighted average exercise price.

   BankUnited has adopted SFAS No. 123, "Accounting for Stock-Based Compensation" and as permitted by SFAS No. 123, continues to follow the measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, BankUnited does not recognize compensation expense for stock options awarded under its stock-based compensation plans. Had compensation cost for BankUnited's stock-based compensation plans been determined based on the fair value at the grant dates for stock option awards consistent with the methodology prescribed by SFAS No. 123, BankUnited's net income and earnings per share for fiscal 2002, 2001 and 2000 would have been reduced to the pro forma amounts indicated below:

                                            For the Years Ended September 30,
                                            ---------------------------------
                                               2002        2001       2000
                                            -------     -------    -------
                                            (Dollars in thousands, except per
                                                share amounts)
Net income available to common stockholder:
   As Reported............................. $30,064     $18,447    $14,974
   Pro Forma............................... $28,648     $17,590    $14,301
Basic earnings per share:
   As Reported............................. $  1.20     $  0.91    $  0.82
   Pro Forma............................... $  1.14     $  0.87    $  0.78
Diluted earnings per share:
   As Reported............................. $  1.12     $  0.87    $  0.81
   Pro Forma............................... $  1.07     $  0.83    $  0.77

   The pro forma results of operations reported above are not likely to be representative of the effects on reported income of future years due to vesting arrangements and additional option grants. The fair value of each option has been estimated on the date of the grant using the Black Scholes option pricing model, with the following historical weighted average assumptions applied to grants in fiscal 2002, 2001 and 2000:

                                          For the Years Ended September 30,
                                          --------------------------------
                                            2002        2001       2000
                                          ------      ------     ------
                 Dividend yields.........    --          --         --
                 Expected volatility.....  38.0%       38.0%      38.0%
                 Risk-free interest rates  4.37%       5.62%      6.21%
                 Expected life (in years)   7.0         7.0        7.0

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              September 30, 2002


   During the year ended September 30, 2002, BankUnited granted 113,749 shares of restricted stock having a weighted average grant date fair value of $18.56 per share. During the year ended September 30, 2001, BankUnited granted 171,433 shares of restricted stock having a weighted average grant date fair value of $7.04 per share.

   BankUnited sponsors a 401(k) profit sharing plan for its eligible employees. Under the terms of the combined plan, eligible employees are permitted to contribute up to 15% of their annual salary to the Plan. BankUnited currently makes quarterly matching contributions at a rate of 75% of employee contributions, up to a maximum of 6% of an employees' salary, in BankUnited's Class A Common Stock. Employees are eligible to participate in the plan after six months of service and begin vesting in BankUnited's contribution after two years of service at the rate of 25% per year up to 100%. For fiscal 2002, 2001 and 2000, the Bank made total matching contributions of approximately, $659,000, $529,000 and $371,000, respectively.

(17)  Income Taxes

   The components of the provision for income taxes for the years ended September 30, 2002, 2001 and 2000 are as follows:

                 For the Years Ended September 30,
                 ---------------------------------
                   2002        2001       2000
                  -------     -------     -------
                  (Dollars in thousands)
Current-federal. $16,037     $11,534     $ 8,538
Current-state...   1,578       1,154         842
Deferred-federal    (386)     (1,503)        796
Deferred-state..     (28)        (79)         71
                  -------     -------     -------
   Total........ $17,201     $11,106     $10,247
                  =======     =======     =======

   BankUnited's effective tax (benefit) rate differs from the statutory federal income tax (benefit) rate as follows:

                                        Years Ended September 30,
                               -------------------------------------------
                                     2002           2001          2000
                               --------------   ------------  ------------
                                Amount     %    Amount    %   Amount    %
-                              --------  ----   ------- ----  ------- ----
                                          (Dollars in thousands)
Tax at federal income tax rate  $16,697  35.0%  $10,283 35.0% $ 8,776 35.0%
Increase resulting from:
 State tax....................    1,002   2.1%      699  2.4%     594  2.4%
 Other, net...................     (498) (1.1)%     124  0.4%     877  3.5%
                               --------  ----   ------- ----  ------- ----
   Total...................... $ 17,201  36.0%  $11,106 37.8% $10,247 40.9%
                               ========  ====   ======= ====  ======= ====

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              September 30, 2002

   The tax effects of significant temporary differences included in the deferred tax asset as of September 30, 2002 and 2001 were:

                                                                             September 30,
                                                                            ----------------------
                                                                              2002        2001
                                                                              -------     ------
                                                                            (Dollars in thousands)
Deferred tax asset:
   Non-accrual interest.................................................... $   732      $  680
   Loan loss and other reserves............................................   7,757       6,168
   Unrealized holding losses on securities transferred to held to maturity.      --         770
   Other...................................................................     618         106
                                                                              -------     ------
       Gross deferred tax asset............................................   9,107       7,724
                                                                              -------     ------
Deferred tax liability:
   FHLB stock dividends....................................................      30          30
   Deferrals and amortizations.............................................   2,039       1,356
   Fixed assets............................................................     718         363
   Unrealized holding gain on securities available for sale................  10,665       4,333
   Other...................................................................     701          --
                                                                              -------     ------
       Gross deferred tax liability........................................  14,153       6,082
                                                                              -------     ------
       Net deferred tax (liability) asset.................................. $(5,046)     $1,642
                                                                              =======     ======

   At September 30, 2002, BankUnited had $409,000 in tax bad debt reserves originating before December 31, 1987 for which deferred taxes have not been provided. The amount becomes taxable under the Internal Revenue Code upon the occurrence of certain events, including certain non-dividend distributions. BankUnited does not anticipate any actions that would ultimately result in the recapture of this amount for income tax purposes.

   The components of deferred income tax provision (benefit) relate to the following:

                                              Years Ended September 30,
                                              ------------------------
                                                2002     2001    2000
                                              -------  -------  ------
                                               (Dollars in thousands)
         Differences in book/tax depreciation $   355  $   377  $ (584)
         Delinquent interest.................     (52)     (30)    (33)
         FHLB stock dividends................      --       (1)     (3)
         Loan fees...........................      --       81     (81)
         Loan loss and other reserves........  (1,589)  (1,127)   (286)
         Deferrals and amortization..........     683        7    (480)
         Purchase accounting and other.......     189     (889)  2,334
                                              -------  -------  ------
            Total deferred taxes............. $  (414) $(1,582) $  867
                                              =======  =======  ======

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

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              September 30, 2002

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

   Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Total commitments to extend credit at September 30, 2002 were as follows:

                                                          September 30, 2002
                                                        -----------------------
                                                        Fixed  Variable
                                                        Rate     Rate    Total
                                                        ------ -------- -------
Commitments to fund loans and available lines of credit 15,417 245,638  261,055
Domestic letters of credit............................. 30,287      --   30,287
International letters of credit........................  1,086      --    1,086
                                                        ------ -------  -------
       Total........................................... 46,790 245,638  292,428
                                                        ====== =======  =======

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

   In addition to the commitments to extend credit, BankUnited enters into interest rate commitments on both loans it intends to hold for investment in its loan portfolio and loans it intends to sell. The interest rate commitments on loans it intends to sell, as well as forward sales commitments are derivatives with fair values recognized in the consolidated statement of financial condition. See Note (13) Accounting for Derivatives and Hedging Activities for more information on loan commitments and forward sales commitments on loans. The notional amount of interest rate commitments on loans BankUnited intends to sell was $175 million as of September 30, 2002. Based on historical experience, BankUnited expects $110 million of those loans to close. The notional amount of interest rate commitments on loans BankUnited intends to hold in its portfolio for investment was $104 million as of September 30, 2002. Based on historical experience, BankUnited expects $66 million of those loans to close. In addition, BankUnited entered into forward sales commitments on loans with a notional amount of $105 million as of September 30, 2002.

   BankUnited and the Bank have employment agreements with certain members of senior management. The employment agreements, which establish the duties and compensation of the executives, have terms ranging from one year to five years, and include specific provisions for salary, bonus and other benefits.

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              September 30, 2002

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

(19)  Related Party Transactions

   The Chairman of the Board and Chief Executive Officer of BankUnited is the senior managing director of a law firm retained by BankUnited. For the years ended September 30, 2002, 2001, and 2000, fees paid to the law firm were $2.3 million, $2.1 million and $2.5 million, respectively.

   A director of BankUnited is a senior vice president of an insurance agency whose services are employed by BankUnited in connection with BankUnited's general corporate insurance policies. For the years ended September 30, 2002, 2001 and 2000, BankUnited paid premiums to the insurance agency of approximately $604 thousand, $543 thousand, $523 thousand, respectively. The spouse of the same director is president and owner of another insurance agency whose services are employed in connection with health and dental insurance policies obtained by BankUnited. For the years ended September 30, 2002, the agency earned approximately $111 thousand, $61 thousand and $46 thousand in commissions in connection with those policies.

   BankUnited leases property from a partnership, which is 25 percent owned by the Chairman of the Board and Chief Executive Officer of BankUnited, for one of its branches. The lease expires in June of 2012, and rental fees for the property were approximately $131 thousand for fiscal 2002.

   BankUnited extends loans to entities in which its directors have significant interests. As of September 30, 2002, there were approximately $1 million in loans receivable from entities in which two directors had interests. As of September 30, 2001, there were approximately $145 thousand in loans receivable from entities in which one director had interests. As of September 30, 2002, BankUnited had loans receivable from four of BankUnited's executive officers in the aggregate amount of $986 thousand. These loans are secured by each executive's primary residence.

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              September 30, 2002


(20)  BankUnited Financial Corporation

   The following summarizes the major categories of BankUnited's (holding company only) financial statements:

  Condensed Statements of Financial Condition

                                                                                  As of September 30,
                                                                                  ---------------------
                                                                                    2002        2001
                                                                                   --------   --------
                                                                                  (Dollars in thousands)
Assets:
   Cash.......................................................................... $ 45,281    $ 55,441
   FHLB overnight deposits.......................................................      103         415
   Tax certificates..............................................................       --         282
   Investments, net (market value of approximately $60 at September 30, 2001 and
     2000).......................................................................       --          60
   Investments available for sale, at market.....................................   23,177      20,896
   Mortgage-backed securities available for sale, at market......................    1,536      10,723
   Accrued interest receivable...................................................      730         828
   Investment in the Bank........................................................  507,371     402,799
   Investment in subsidiaries....................................................   10,289       8,218
   Other assets..................................................................   22,349      14,267
                                                                                   --------   --------
       Total assets.............................................................. $610,836    $513,929
                                                                                   ========   ========
Liabilities and Capital:
   Liabilities................................................................... $  1,019    $  1,151
   Junior subordinated deferrable interest debentures............................  264,668     212,332
                                                                                   --------   --------
       Total liabilities.........................................................  265,687     213,483
                                                                                   --------   --------
Stockholders' equity:
   Preferred stock...............................................................        6           4
   Common stock..................................................................      255         254
   Additional paid-in capital....................................................  253,511     249,788
   Retained earnings.............................................................   77,566      47,502
   Deferred compensation obligation..............................................      528          --
   Treasury stock -- Common......................................................   (2,794)     (2,794)
   Treasury stock -- Preferred...................................................     (528)         --
   Accumulated other comprehensive income, net of tax............................   16,605       5,692
                                                                                   --------   --------
       Total stockholders' equity................................................  345,149     300,446
                                                                                   --------   --------
       Total liabilities and stockholders' equity................................ $610,836    $513,929
                                                                                   ========   ========

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              September 30, 2002


  Condensed Statements of Operations

                                                                                      For the Years Ended
                                                                                         September 30,
                                                                                   -------------------------
                                                                                     2002     2001     2000
                                                                                   -------  -------  -------
                                                                                     (Dollars in thousands)
Interest income................................................................... $ 2,213  $ 4,534  $ 4,225
Interest expense..................................................................  20,201   21,967   22,121
Equity income of the subsidiaries and other income................................  45,768   30,078   26,858
Operating expenses................................................................   2,143    1,762    1,665
                                                                                   -------  -------  -------
Income before income taxes, extraordinary item and preferred stock
  dividends.......................................................................  25,637   10,883    7,297
Income tax benefit................................................................  (4,868)  (7,390)  (7,531)
                                                                                   -------  -------  -------
Net income before extraordinary item and preferred stock dividends................  30,505   18,273   14,828
Extraordinary item (net of tax (benefit) expense of $(115), $515 and $586 in 2002,
  2001 and 2000, respectively)....................................................    (184)     823      936
                                                                                   -------  -------  -------
Net income before preferred stock dividends.......................................  30,321   19,096   15,764
Preferred stock dividends.........................................................     257      649      790
                                                                                   -------  -------  -------
Net income after preferred stock dividends........................................ $30,064  $18,447  $14,974
                                                                                   =======  =======  =======

  Condensed Schedule of Other Comprehensive Income (Loss)

                                                                                     For the Years Ended
                                                                                        September 30,
                                                                                  ------------------------
                                                                                    2002    2001     2000
                                                                                  -------  ------- -------
                                                                                   (Dollars in thousands)
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities available for sale arising during the period, net of tax expense (benefit) of $4,609, $6,889 and $(1,185) for
  2002, 2001 and 2000, respectively.............................................. $ 7,362  $11,004 $(1,893)
Unrealized gains on securities transferred from held to maturity to available for
  sale, net of tax of $1,355 for 2002............................................   2,165       --      --
Unrealized losses on cash flow hedges, net of tax benefit of $271 for 2002.......    (433)      --      --
Less reclassification adjustment for:
   Amortization of unrealized losses on transferred securities, net of tax
     expense of $515, $86, and $80 for 2002, 2001 and 2000, respectively.........     823      138     129
   Realized gains on securities sold included in net income, net of tax expense
     of $1,124 and $64 for 2002 and 2001, respectively...........................     996      104      --
                                                                                  -------  ------- -------
       Total other comprehensive income (loss), net of tax....................... $10,913  $11,246 $(1,764)
                                                                                  =======  ======= =======

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              September 30, 2002


  Condensed Statements of Cash Flows

                                                                          For the Years Ended September 30,
                                                                          --------------------------------
                                                                            2002        2001       2000
                                                                           --------   --------   --------
                                                                             (Dollars in thousands)
Cash flows from operating activities:
   Net income............................................................ $ 30,505    $ 19,096   $ 15,764
   Less: Undistributed income of the subsidiaries........................  (47,346)    (30,079)   (26,857)
   Extraordinary gain on repurchase of trust preferred securities........     (184)     (1,337)    (1,522)
   Deferred Compensation.................................................      528          --         --
   Other.................................................................   (3,361)      2,065      2,848
                                                                           --------   --------   --------
       Net cash used in operating activities.............................  (19,858)    (10,255)    (9,767)
                                                                           --------   --------   --------
Cash flows from investing activities:
   Equity contributions to the Bank......................................  (47,000)         --         --
   Equity contributions to subsidiaries..................................   (2,167)         --         --
   Purchase of investment securities available for sale..................   (4,287)         --         --
   Sale of investment securities available for sale......................    2,905          --         --
   Purchase of mortgage-backed securities available for sale.............       --      (2,565)        --
   Proceeds from repayments of mortgage-backed securities available for
     sale................................................................    9,189         661      2,771
   Proceeds from sales of mortgage-backed securities available for sale..       --          67      9,091
                                                                           --------   --------   --------
       Net cash provided by (used in) investing activities...............  (41,360)     (1,837)    11,862
                                                                           --------   --------   --------
Cash flows from financing activities:
   Net proceeds from issuance of junior subordinated deferrable interest
     debentures..........................................................   70,064          --         --
   Repurchase of trust preferred securities..............................  (21,769)     (7,060)    (4,368)
   Dividend from Bank....................................................       --          --      7,300
   Net proceeds from issuance of stock...................................    3,236      74,811        125
   Purchase of Class A Common Stock......................................       --          --     (1,117)
   Purchase of Class B Preferred Stock...................................     (528)         --         --
   Dividends paid on preferred stock.....................................     (257)       (649)      (757)
   Redemption -- Preferred Stock 9%......................................       --      (6,961)        --
                                                                           --------   --------   --------
       Net cash provided by financing activities.........................   50,746      60,141      1,183
                                                                           --------   --------   --------
(Decrease) increase in cash and cash equivalents.........................  (10,472)     48,049      3,278
Cash and cash equivalents at beginning of year...........................   55,856       7,807      4,529
                                                                           --------   --------   --------
Cash and cash equivalents at end of year................................. $ 45,384    $ 55,856   $  7,807
                                                                           ========   ========   ========

(21)  Estimated Fair Value of Financial Instruments

   The information set forth below provides disclosure of the estimated fair value of BankUnited's financial instruments. Management has made estimates of fair value discount rates that it believes to be reasonable. However, because there is no readily available market for some of these financial instruments, management has no basis to determine whether the fair value presented would be indicative of the value negotiated in an actual sale. The fair value estimates do not consider the tax effect that would be associated with the disposition of the assets or liabilities at their fair value estimates.

               BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

                              September 30, 2002

   Fair values are estimated for loan portfolios with similar financial characteristics. Loans are segregated by category, such as commercial, commercial real estate, residential mortgage, second mortgages, and other installment. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and non-performing status. The fair value of loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit risk inherent in the loan. The estimate of average maturity is based on historical experience with prepayments for each loan classification modified, as required, by an estimate of the effect of current economic and lending conditions.

   The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, savings and NOW accounts, and money market accounts, is equal to the amount payable on demand. The fair value of certificates of deposit is based on the discounted value of contractual cash flows.

   The fair value of the 9.60% and 9.00% Trust Preferred Securities is estimated based on quoted market prices. The fair value of the remaining Trust Preferred Securities is estimated at book value.

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

                                  As of September 30, 2002  As of September 30, 2001
                                  ------------------------- -------------------------
                                  Carrying Value Fair Value Carrying Value Fair Value
                                  -------------- ---------- -------------- ----------
                                                (Dollars in thousands)
Financial assets:
   Cash and cash equivalents.....   $  472,290   $  472,290   $  294,753   $  294,753
   Investments...................      171,585      171,585      136,012      136,148
   Mortgage-backed securities....    1,136,634    1,136,634      832,728      841,613
   Loans receivable..............    3,992,124    4,039,230    3,749,649    3,807,464
   Other interest-earning assets.       90,724       90,724       75,625       75,625
Financial liabilities:
   Deposits......................   $2,976,171    3,029,899   $2,653,145   $2,681,435
   Borrowings....................    2,361,131    2,515,700    1,992,837    2,101,729
   Trust Preferred Securities....      253,761      255,695      203,592      196,091
   Derivative instruments........        1,544        1,544           --          161

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

   The information contained under the caption "Election of Directors" to appear in BankUnited's definitive proxy statement relating to BankUnited's 2003 Annual Meeting of Stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of BankUnited's fiscal year covered by this report on Form 10-K (hereinafter referred to as the "Annual Meeting Proxy Statement"), is incorporated herein by reference. Information concerning the executive officers and directors of BankUnited is included in Part I of this Report on Form 10-K.

Item 11.  Executive Compensation.

   The information contained under the caption "Executive Compensation" to appear in the Annual Meeting Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

   The information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" to appear in the Annual Meeting Proxy Statement is incorporated herein by reference.

Stock Compensation Plan Information

   The following table sets forth information as of September 30, 2002, with respect to stock compensation plans under which equity securities are authorized for issuance.

                                               Number of Securities to  Weighted Average   Number of Securities
                                               be Issued Upon Exercise  Exercise Price of  Remaining Available
                                               of Outstanding Options  Outstanding Options  for Future Issues
                                               ----------------------- ------------------- --------------------
Stock based compensation plans approved by
  stockholders................................        3,347,388               $9.64             2,254,355
Stock based compensation plans not approved by
  stockholders................................               --                  --                    --

Item 13.  Certain Relationships and Related Transactions.

   The information contained under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" to appear in the Annual Meeting Proxy Statement is incorporated herein by reference.

                                    PART IV

Item 14.  Controls and Procedures

   An evaluation of the effectiveness of the design and operation of BankUnited's disclosure controls and procedures was carried out by BankUnited, within 90 days prior to the filing date of this report, under the supervision and with the participation of BankUnited's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that BankUnited's disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by BankUnited in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Subsequent to the date of the most recent evaluation of BankUnited's internal controls, there were no significant changes in BankUnited's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) The Following Documents Are Filed as Part of this Report:

 (1) Financial Statements.

     The following consolidated financial statements of BankUnited and the report of the independent certified public accountants thereon filed with this report:

     Report of Independent Certified Public Accountants (PricewaterhouseCoopers LLP).

     Consolidated Statements of Financial Condition as of September 30, 2002 and 2001.

     Consolidated Statement of Operations for the years ended September 30, 2002, 2001, and 2000.

     Consolidated Statement of Stockholders' Equity for the years ended September 30, 2002, 2001, and
       2000.

     Consolidated Statements of Cash Flows for the years ended September 30, 2002, 2001 and 2000.

     Notes to Consolidated Financial Statements.

 (2) Financial Statement Schedules.

     Schedules are omitted because the conditions requiring their filing are not applicable or because the required information is provided in the Consolidated Financial statements, including the Notes thereto.

 (3) Exhibits.*

3.1  Articles of Incorporation of BankUnited, as amended (Exhibit 3.1 to BankUnited's Form 10-Q Report for the quarter ended June 30, 2002, as filed with the Commission on August 14, 2002).

3.2  Bylaws of BankUnited, as amended.

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

4.3 Statement of Designation of Noncumulative Convertible Preferred Stock, Series B of BankUnited
      (included as appendix to Exhibit 3.1).

4.4 Statement of Designation of Noncumulative Convertible Preferred Stock, Series C of BankUnited
      (included as appendix to Exhibit 3.1).

  4.5 Statement of Designation of Noncumulative Convertible Preferred Stock, Series C-II of BankUnited
        (included as appendix to Exhibit 3.1).

  4.6 Statement of Designation of 8% Noncumulative Convertible Preferred Stock, Series 1993 of
        BankUnited (included as appendix to Exhibit 3.1).

  4.7 Statement of Designation of 9% Noncumulative Perpetual Preferred Stock of BankUnited (included as appendix to Exhibit 3.1).

  4.8 Statement of Designation of 8% Noncumulative Convertible Preferred Stock, Series 1996 of
        BankUnited (included as appendix to Exhibit 3.1).

  4.9 Form of Letter Agreement between BankUnited and the holders of shares of BankUnited's
        Noncumulative Convertible Preferred Stock, Series B (Exhibit 4.7 to BankUnited's Form 10-K
        Report for the year ended September 30, 1998, as filed with the Commission on December 29,
        1998 [the "1998 10-K"]).

 4.10 BankUnited and its subsidiaries have certain long-term debt outstanding. None of the instruments evidencing such debt authorizes an amount of securities in excess of 10% of the total assets of
        BankUnited and its subsidiaries on a consolidated basis; therefore, copies of such instruments are not included as exhibits to this Annual Report of Form 10-K. BankUnited agrees to furnish copies to the Commission upon request.

 10.1 Non-statutory Stock Option Plan, as amended, (Exhibit 4.9 to BankUnited's Form S-8 Registration
        Statement, File No. 33-76882, as filed with the Commission on March 24, 1994).**

 10.2 1992 Stock Bonus Plan, as amended (Exhibit 10.2 to BankUnited's Form 10-K Report for the year ended September 30, 1994 [the "1994 10-K"]).**

 10.3 1994 Incentive Stock Option Plan. (Exhibit 10.3 to the 1994 10-K).**

 10.4 1996 Incentive Compensation and Stock Award Plan. (Exhibit 10.2 to BankUnited's Report on Form
        10-Q for the quarter ended December 31, 1999, as filed with the Commission on February 14,
        2000).**

 10.5 2002 Stock Award and Incentive Plan (Exhibit 10.1 to BankUnited's Report on Form 10-Q for the
        quarter ended December 31, 2001, as filed with the Commission on February 14, 2002).**

 10.6 BankUnited 401(k)/Profit Sharing Plan.**

 10.7 Employment Agreement between BankUnited and Alfred R. Camner (included in Exhibit 4 to Alfred
        R. Camner's Schedule 13D/A, as filed with the Commission on April 25, 2002).***

 10.8 Amendment to Employment Agreement between BankUnited and Alfred R. Camner (Exhibit 2 to
        Alfred R. Camner's Schedule 13D/A, as filed with the Commission on December 17, 2002).***

 10.9 Employment Agreement between the Bank and Alfred R. Camner (included in Exhibit 4 to Alfred R.
        Camner's Schedule 13 D/A, as filed with the Commission on April 25, 2002).***

10.10 Employment Agreement between BankUnited and Ramiro Ortiz, as amended.***

10.11 Employment Agreement between the Bank and Ramiro Ortiz, as amended.***

10.12 Form of Change of Control Agreement between BankUnited and Vincent F. Post, Jr., Janette L.
        Davis, Humberto L. Lopez and Michael J. Clutter (Exhibit 10.10 to BankUnited's Report on form
        10-K for the year ended September 30, 1999 [the "1999 10-K"]).***

10.13 Change in Control Agreement between the Bank and Lawrence H. Blum.***

10.14 Settlement Agreement between BankUnited and Mehdi Ghomeshi.***

10.15 Underwriting Agreement (Exhibit 1.1 to BankUnited's Amendment No. 1 to Form S-3 Registration
        Statement, File No. 333-60892, as filed with the Commission on May 25, 2001).


12.1 Statement regarding calculation of ratio of earnings to combined fixed charges and preferred stock dividends.

21.1 Subsidiaries of the Registrant.

23.1 Consent of PricewaterhouseCoopers LLP.

24.1 Power of attorney (set forth on the signature page in Part IV of this Report on Form 10-K for the year ended September 30, 2002).

99.1 Certification of Chief Executive Officer and Chief Financial Officer.

--------
* Exhibits followed by a parenthetical reference are incorporated herein by reference from the documents described therein. All references to the "Commission" shall signify the Securities and Exchange Commission.
** Compensatory plans or arrangements.
*** Contracts with Management.

   (b) Reports on Form 8-K.

   During the quarter ended September 30, 2002, no Current Reports on Form 8-K were filed by BankUnited.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on December 30, 2002.

                                          BANKUNITED FINANCIAL CORPORATION


                                               /s/  ALFRED R. CAMNER
                                          By: __________________________________
                                                      Alfred R. Camner
                                                 Chairman of the Board and
                                                  Chief Executive Officer

   KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alfred R. Camner , Ramiro A. Ortiz and Lawrence
H. Blum and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitutes, may lawfully do or cause to be done by virtue thereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on December 30, 2002 on behalf of the Registrant by the following persons and in the capacities indicated.

    /S/  ALFRED R. CAMNER     Chairman of the Board, Chief Executive Officer, and
-----------------------------   Director (Principal Executive Officer)
      Alfred R. Camner

    /s/  RAMIRO A. ORTIZ      President, Chief Operating Officer, and Director
-----------------------------
       Ramiro A. Ortiz

    /S/  LAWRENCE H. BLUM     Vice Chairman of the Board, Secretary and Director
-----------------------------
      Lawrence H. Blum

    /s/  MARC D. JACOBSON     Director
-----------------------------
      Marc D. Jacobson

   /s/  ALLEN M. BERNKRANT    Director
-----------------------------
     Allen M. Bernkrant

/s/  NEIL H. MESSINGER, M. D. Director
-----------------------------
  Neil H. Messinger, M. D.

     /s/  HARDY C. KATZ       Director
-----------------------------
        Hardy C. Katz

   /s/  EDWARD L. PINCKNEY    Director
-----------------------------
     Edward L. Pinckney

   /S/  HUMBERTO L. LOPEZ     Senior Executive Vice President and Chief Financial Officer
-----------------------------   (Principal Financial Officer)
      Humberto L. Lopez

I, Alfred R. Camner, certify that:

   1. I have reviewed this annual report on Form 10-K of BankUnited Financial Corporation;

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  December 30, 2002                               /s/  ALFRED R. CAMNER
                                                      ------------------------
                                                       Alfred R. Camner
                                                       Chairman of the Board and
                                                       Chief Executive Officer

I, Ramiro A. Ortiz, certify that:

   1. I have reviewed this annual report on Form 10-K of BankUnited Financial Corporation;

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: December 30, 2002                  /s/ Ramiro A. Ortiz
                                         -----------------------
                                         Ramiro A. Ortiz
                                         President and
                                         Chief Operating Officer

I, Humberto L. Lopez, certify that:

   1. I have reviewed this annual report on Form 10-K of BankUnited Financial Corporation;

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: December 30, 2002                  /s/ Humberto L. Lopez
                                         -----------------------------------
                                         Humberto L. Lopez
                                         Senior Executive Vice President and
                                         Chief Financial Officer

                                 Exhibit Index

   Exhibit
   Number                     Exhibit Description
  --------                    -------------------

     3.2  Bylaws of BankUnited, as amended.

    10.6  BankUnited 401(k)/Profit Sharing Plan.

    10.10 Employment Agreement between BankUnited and Ramiro Ortiz, as amended.

    10.11 Employment Agreement between the Bank and Ramiro Ortiz, as amended.

    10.13 Change in Control Agreement between the Bank and Lawrence H. Blum.

    10.14 Settlement Agreement between BankUnited and Mehdi Ghomeshi.

    12.1 Statement regarding calculation of ratio of earnings to combined fixed charges and preferred stock dividends.

    21.1  Subsidiaries of the Registrant.

    23.1  Consent of PricewaterhouseCoopers LLP.

    99.1  Certification of Chief Executive Officer and Chief Financial Officer.