Form 10-Q
period 2002-12-31
BANKUNITED FINANCIAL CORP
filed 2003-02-14
CIK 894490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-13921

BankUnited Financial Corporation

(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	65-0377773 (I.R.S. Employer Identification Number)

255 Alhambra Circle, Coral Gables 33134

(Address of principal executive offices) (Zip Code)

(305) 569-2000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares outstanding of the registrant’s common stock at the close of business on February 6, 2003 was 24,964,025 shares of Class A Common Stock, $.01 par value, and 536,562 shares of Class B Common Stock, $.01 par value.

This Form 10-Q contains 33 pages.

The Index to Exhibits appears on page 33.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q REPORT FOR THE QUARTER ENDED DECEMBER 31, 2002

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2002	September 30, 2002
	(Dollars in thousands, except share data)
Assets:
Cash	$68,222	$48,609
Federal Home Loan Bank overnight deposits	19,807	419,946
Federal funds sold and securities purchased under agreements to resell	1,746	3,735
Investments available for sale, at fair value	199,960	171,585
Mortgage-backed securities available for sale, at fair value	1,778,248	1,136,634
Loans receivable, net	3,715,404	3,713,365
Mortgage loans held for sale (fair value of approximately $297,325 and $284,239 at December 31, 2002 and September 30, 2002, respectively)	291,594	278,759
Other earning assets	90,023	90,724
Office properties and equipment, net	17,502	17,744
Real estate owned	3,239	3,003
Accrued interest receivable	30,356	28,861
Mortgage servicing rights	8,536	6,746
Goodwill	28,353	28,353
Bank-owned life insurance	73,937	53,180
Prepaid expenses and other assets	45,406	27,304

Total assets	$6,372,333	$6,028,548

Liabilities and Stockholders’ Equity:
Liabilities:
Deposits	$3,026,527	$2,976,171
Securities sold under agreements to repurchase	546,262	355,042
Advances from Federal Home Loan Bank	1,792,133	1,806,089
Senior notes	200,000	200,000
Company obligated mandatorily redeemable trust preferred securities of subsidiary trusts holding solely junior subordinated deferrable interest debentures of BankUnited	290,016	253,761
Interest payable (primarily on deposits and advances from Federal Home Loan Bank)	16,328	13,938
Advance payments by borrowers for taxes and insurance	11,251	40,593
Liability for securities purchased pending settlement	102,305	—
Accrued expenses and other liabilities	33,488	37,805

Total liabilities	6,018,310	5,683,399

Stockholders’ Equity:
Preferred Stock, Authorized shares—10,000,000. Issued shares—Noncumulative Convertible Preferred Stock, Series B—574,007; Outstanding shares—Noncumulative Convertible Preferred Stock Series B—547,287	7	6

Class A Common Stock, $0.01 par value. Authorized shares—60,000,000. Issued shares—25,144,583 and 25,008,515 at December 31, 2002 and September 30, 2002, respectively. Outstanding shares—24,811,583 and 24,675,515 at December 31, 2002 and September 30, 2002, respectively

	251	250
Class B Common Stock, $0.01 par value. Authorized shares—3,000,000. Issued shares—580,262 and 536,562, at December 31, 2002 and September 30, 2002, respectively. Outstanding shares—536,562 at December 31, 2002 and September 30, 2002.	6	5
Additional paid-in capital	255,265	253,511
Retained earnings	86,273	77,566
Common Treasury Stock—376,700 and 333,000 shares at December 31, 2002 and September 30, 2002, respectively	(3,279)	(2,794)
Preferred Treasury Stock—26,720 shares	(528)	(528)
Deferred compensation and option shares	697	528
Accumulated other comprehensive income	15,331	16,605

Total stockholders’ equity	354,023	345,149

Total liabilities and stockholders’ equity	$6,372,333	$6,028,548

See accompanying condensed notes to consolidated financial statements

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended December 31,
	2002	2001
	(Dollars and shares in thousands, except per share data)
Interest income:
Interest and fees on loans	$61,213	$66,087
Interest on mortgage-backed securities	13,671	13,450
Interest on short-term investments	117	151
Interest and dividends on long-term investments and other interest-earning assets	3,259	2,957

Total interest income	78,260	82,645

Interest expense:
Interest on deposits	22,644	28,921
Interest on borrowings	23,132	23,235
Preferred dividends of subsidiary trusts	4,876	4,929

Total interest expense	50,652	57,085

Net interest income before provision for loan losses	27,608	25,560
Provision for loan losses	1,300	2,950

Net interest income after provision for loan losses	26,308	22,610

Non-interest income:
Service fees on deposits	1,029	816
Service fees on loans	252	421
Service fees other	292	202
Insurance and investment services income	694	922
Net gain on sale of investments and mortgage-backed securities	597	830
Net gain on sale of loans and other assets	2,066	591
Other	810	731

Total non-interest income	5,740	4,513

Non-interest expenses:
Employee compensation and benefits	8,661	6,778
Occupancy and equipment	2,948	2,624
Telecommunications and data processing	1,210	1,007
Advertising and promotion expense	1,187	1,555
Professional fees-legal and accounting	1,147	1,015
Loan servicing expense	485	923
Insurance	280	248
Other operating expenses	2,317	2,325

Total non-interest expenses	18,235	16,475

Income before income taxes	13,813	10,648
Provision for income taxes	5,027	3,711

Net income	$8,786	$6,937

Earnings Per Share:
Basic earnings per share	$0.34	$0.27

Diluted earnings per share	$0.32	$0.26

Weighted average number of common shares outstanding:
Basic	25,260	25,067
Diluted	27,435	26,707

See accompanying condensed notes to consolidated financial statements

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended December 31,
	2002	2001
	(In thousands)
Cash flows (used in) provided by operating activities	$(185,262)	$28,176
Cash flows from investing activities:
Net decrease (increase) in loans	11,521	(263,800)
Net decrease in tax certificates	—	237
Purchase of investment securities available for sale	(67,235)	(10,360)
Purchase of mortgage-backed securities available for sale	(779,164)	(273,004)
Purchase of other earning assets	(36,649)	(8,649)
Purchase of bank-owned life insurance	(20,000)	(20,000)
Purchase of office properties and equipment	(658)	(1,165)
Proceeds from repayments of investment securities available for sale	6	6
Proceeds from repayments of mortgage-backed securities held to maturity	—	25,849
Proceeds from repayments of mortgage-backed securities available for sale	244,022	68,867
Proceeds from repayments of other earning assets	37,350	13,900
Proceeds from the sale of investment securities available for sale	40,393	2,731
Proceeds from the sale of mortgage-backed securities available for sale	140,079	55,132
Proceeds from sale of real estate owned	461	969

Net cash used in investing activities	(429,874)	(409,287)

Cash flows from financing activities:
Net increase in deposits	50,356	172,260
Net (decrease) increase in Federal Home Loan Bank advances	(13,956)	58,081
Net increase in other borrowings	191,220	83,026
Guarantee fees for senior notes	(113)	(225)
Repurchase of trust preferred securities	(501)	(6,685)
Net proceeds from issuance of stock	1,077	224
Net proceeds from the issuance of trust preferred securities	33,959	19,398
Dividends paid on preferred stock	(79)	(50)
Decrease in advances from borrowers for taxes and insurance	(29,342)	(22,405)

Net cash provided by financing activities	232,621	303,624

Decrease in cash and cash equivalents	(382,515)	(77,487)
Cash and cash equivalents at beginning of period	472,290	294,753

Cash and cash equivalents at end of period	$89,775	$217,266

Supplemental disclosure of non-cash investing and financing activities:
Securitization of loans receivable and loans held for sale	$150,309	$33,299
Transfer of loans held in portfolio to held for sale	$219,347	$69,927
Securities purchased pending settlement	$102,305	—

See accompanying condensed notes to consolidated financial statements

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of BankUnited Financial Corporation (“BankUnited”) and its subsidiaries, including BankUnited, FSB (the “Bank”). All significant intercompany transactions and balances have been eliminated.

The unaudited consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the three-month period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003. For further information, refer to the Consolidated Financial Statements and Notes thereto included in BankUnited’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

Certain prior period amounts have been reclassified to conform to the December 31, 2002 consolidated financial statements.

2.    Earnings Per Share

The following tables reconcile basic and diluted earnings per share for the three months ended December 31, 2002 and 2001.

	For the Three Months ended December 31,
	2002	2001
	(Dollars and shares in thousands, except per share data)
Basic earnings per share:
Numerator:
Net Income	$8,786	$6,937
Preferred stock dividends	79	50

Net income available to common stockholders	$8,707	$6,887

Denominator:
Weighted average common shares outstanding	25,260	25,067

Basic earnings per share	$0.34	$0.27

Diluted earnings per share:
Numerator:
Net income available to common stockholders	$8,707	$6,887
Plus:
Convertible preferred stock dividends	79	50

Diluted net income available to common stockholders	$8,786	$6,937

Denominator:
Weighted average common shares outstanding	25,260	25,067
Plus:
Number of common shares from the conversion of options	1,141	1,100
Number of common shares from the conversion of preferred stock	1,034	540

Diluted weighted average shares outstanding	27,435	26,707

Diluted earnings per share	$0.32	$0.26

Basic earnings per share is calculated by dividing net income, adjusted for dividends declared on preferred stock, by the weighted number of shares of common stock outstanding.

Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common outstanding, assuming conversion of outstanding convertible preferred stock from the beginning of the period and the exercise of stock options. Such adjustments to net income and the weighted average number of shares of common stock are made only when such adjustments dilute earnings per share.

3.	Company Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trusts Holding Solely Junior Subordinated Deferrable Interest Debentures of BankUnited

BankUnited Statutory Trust IV and BankUnited Statutory Trust V are wholly owned trust subsidiaries (“Trust Subsidiaries”) of BankUnited which were created under Connecticut law during the quarter ended December 31, 2002 for the purpose of issuing Trust Preferred Securities and investing the proceeds from the sale thereof in Junior Subordinated Deferrable Interest Debentures issued by BankUnited (the “Junior Subordinated Debentures”). The Trust Preferred Securities were issued and sold in private placement offerings. All of the proceeds from the sale of the Trust Preferred Securities and the common securities issued by the Trust Subsidiaries are invested in Junior Subordinated Debentures, which are the sole assets of the Trust Subsidiaries. The Trust Subsidiaries pay preferential cumulative cash distributions on the Trust Preferred Securities at the same rate as the distributions paid by BankUnited on the Junior Subordinated Debentures held by the Trust Subsidiaries. Taken together, the undertakings made by BankUnited with respect to the Trust Preferred Securities constitute a full and unconditional guarantee by BankUnited of the obligations of the Trust Preferred Securities.

The following table provides information on the issuances of Trust Preferred Securities by BankUnited Statutory Trust IV and BankUnited Statutory Trust V during the quarter ended December 31, 2002:

	Original
	Trust Preferred Securities Issued	Common Securities Issued	Junior Subordinated Debentures Held	Annual Rate of Preferential Cash Distribution	Maturity Date
	(Dollars in thousands)
BankUnited Statutory Trust IV	$20,000	$619	$20,619	3-Month LIBOR + 3.40%(1)	11/15/2032
BankUnited Statutory Trust V	15,000	464	15,464	3-Month LIBOR + 3.25%(2)	12/19/2032

	$35,000	$1,083	$36,083

(1)	The annual rate will be fixed at 4.80% until December 31, 2002, upon which time rates adjust quarterly not to exceed 11.90% prior to November 15, 2007.
(2)	The annual rate will be fixed at 4.66% until March 26, 2003, upon which time rates adjust quarterly not to exceed 11.75% prior to December 26, 2007.

4.	Treasury Stock

The following table provides information on Treasury Stock held by BankUnited as of December 31, 2002 and September 30, 2002:

	December 31, 2002	September 30, 2002
	(In thousands)
Common Treasury Stock:
Class A Common—333,000 shares	$(2,794)	$(2,794)
Class B Common—20,440 shares	(316)	—
Class B Common (held in Rabbi Trust)—23,260 shares	(169)	—

Total Common Treasury Stock	$(3,279)	$(2,794)

Preferred Treasury Stock:
Noncumulative Convertible Preferred Stock, Series B (held in Rabbi Trust)—26,720 shares	$(528)	$(528)

During the three months ended December 31, 2002, the Chief Executive Officer surrendered 20,440 shares of Class B Common Stock to BankUnited as consideration for the exercise of 43,700 shares of Class B Common Stock. The 20,440 shares had a value of $316 thousand and are reflected in treasury stock in the equity section of BankUnited’s Consolidated Statement of Financial Condition. The incremental shares on the option exercise, or 23,260 shares of Class B Common Stock with a value of $169 thousand, have been deferred by the CEO and are being held in a trust established by BankUnited. These incremental shares are also reflected in treasury stock in the equity section of BankUnited’s Consolidated Statement of Financial Condition. The obligation to issue the incremental option shares to the CEO is reflected in deferred compensation and option shares in the equity section of BankUnited’s Consolidated Statement of Financial Condition.

5.    Regulatory Capital

The Office of Thrift Supervision (“OTS”) requires that the Bank meet minimum regulatory, core and risk-based capital requirements. Currently, the Bank exceeds all regulatory capital requirements. The Bank’s required, actual and excess regulatory capital levels as of December 31, 2002 and 2001 were as follows:

	Regulatory Capital
	Required		Actual		Excess
	2002	2001	2002	2001	2002	2001
	(Dollars in thousands)
Core capital	$188,826	$164,099	$474,260	$383,899	$285,434	$219,800
	3.00%	3.00%	7.53%	7.02%	4.53%	4.02%
Risk-based capital	$244,669	$221,520	$494,447	$398,998	$249,778	$177,478
	8.00%	8.00%	16.17%	14.41%	8.17%	6.41%

6.    Comprehensive Income

BankUnited’s comprehensive income includes all items which comprise net income after preferred stock dividends, plus other comprehensive income. For the three months ended December 31, 2002 and 2001, BankUnited’s other comprehensive income (loss) was as follows:

	For the Three Months Ended December 31,
	2002	2001
	(In thousands)
Net income after preferred stock dividends	$8,707	$6,887
Other comprehensive loss, net of tax:
Unrealized holding losses arising during the period on securities, net of tax benefit of $1,149 and $3,882 for 2002 and 2001, respectively	(2,049)	(6,201)
Unrealized losses on cash flow hedges, net of tax benefit of $84 for 2002	(134)	—
Less reclassification adjustment for:
Amortization of unrealized losses on transferred securities, net of tax expense of $23 for 2001	—	36
Realized gains on securities sold included in net income, net of tax expense of $569 and $320 for 2002 and 2001, respectively	909	511

Total other comprehensive loss, net of tax	(1,274)	(5,654)

Comprehensive income	$7,433	$1,233

7.    Accounting For Derivatives and Hedging Activities

Loan Commitments

BankUnited commits to make one-to-four family residential mortgage loans with potential borrowers at specified interest rates for short periods of time, usually thirty days. If potential borrowers meet underwriting standards, these loan commitments obligate BankUnited to fund the loans, but do not obligate the potential borrower to take the loans. If the borrowers do not allow the commitments to expire, the loans are funded, placed into either BankUnited’s loan portfolio or held for sale. Based on historical experience, and the underlying loan characteristics, BankUnited estimates the amount of commitments that will ultimately become loans held for sale and treats those as derivatives during the commitment period. As derivatives, the changes in the fair value of these commitments are recorded in current earnings under other non-interest income with an offset to the balance sheet in other assets. Fair values are based on observable market prices from third parties. During the three months ended December 31, 2002, BankUnited recorded $345 thousand in net losses from fair value adjustments on these loan commitments. At December 31, 2002, the estimated notional amount of these loan commitments was $42.4 million.

Forward Sales Contracts

To economically hedge the fair value exposure on loan commitments to a change in interest rates during the commitment period, BankUnited enters into forward contracts with similar terms. Since both the loan commitments and the forward contracts are derivatives, this hedging relationship does not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133. Accordingly, the fair value adjustments on the forward contracts are also recorded in current earnings under other non-interest expense with an offset to the balance sheet in other liabilities. These forward contracts may also extend beyond the commitment period and are also used to offset the fair value exposure of loans held for sale to a change in interest rates. This relationship exists until either the loan is sold or until the forward contract expires. During the three months ended December 31, 2002, BankUnited recorded $354 thousand in net gains from fair value adjustments on these forward contracts.

Interest Rate Swaps

BankUnited enters into interest rate swap contracts (“hedge”) for the purpose of hedging long-term fixed and variable interest costs on Trust Preferred Securities (“hedged item”) issued by its wholly-owned trust subsidiaries. All terms of the interest rate swap contracts, with the exception of the right to defer interest payments, are the same as those on the Trust Preferred Securities. BankUnited expects these interest rate swap contracts to be highly effective in offsetting interest costs of its long-term debt, and therefore applies hedge accounting treatment.

Hedges used by BankUnited to offset interest costs from fixed long-term debt are treated as qualifying fair value hedges. The accounting treatment for fair value hedges is to record the change in fair value during the period of both the hedge and the hedged item into current earnings with an offset to the hedged item. During the three months ended December 31, 2002, BankUnited recorded a total of $1.8 million in non-interest income from a change in the fair value of its fair value interest rate swap hedges with an offsetting amount to non-interest income for the change in fair value of the hedged item. There was no ineffectiveness during the three months ended December 31, 2002.

Hedges used by BankUnited to offset interest costs from variable long-term debt are treated as qualifying cash flow hedges. The accounting treatment for cash flow hedges is to record the effective portion of the gain or loss on the hedge as a component of other comprehensive income, net of tax, with an offsetting amount recorded in either other assets or other liabilities. The amounts recorded in other accumulated comprehensive income will be reclassified into current earnings in the same period in which the hedged item affects earnings. During the three months ended December 31, 2002, BankUnited recorded a total of $134 thousand, net of taxes, in other comprehensive losses resulting from the effective portion of its cash flow hedges. There was no ineffectiveness during the three months ended December 31, 2002. BankUnited expects $61 thousand of the amounts currently reported in other comprehensive income to be reclassified into earnings within the next twelve months.

8.    Commitments and Contingencies

Standby letters of credit are conditional commitments issued by BankUnited to guarantee the performance of a customer to a third party. BankUnited had outstanding standby letters of credit in the amount of $30.9 million and $31.4 million as of December 31, 2002 and September 30, 2002, respectively. BankUnited’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for standby letters of credit is represented by the contractual amounts of those instruments. BankUnited uses the same credit policies in establishing conditional obligations as those for on-balance sheet instruments. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies but may include cash, accounts receivable, inventory, equipment, marketable securities and property. Since certain letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

BankUnited is a party to certain claims and litigation arising in the ordinary course of business. In the opinion of management, the resolution of such claims and litigation will not materially affect BankUnited’s consolidated financial position or results of operations.

9.    Impact of New Accounting Pronouncements

SFAS No. 148

In December of 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure.” Under SFAS No. 148, alternative methods of transition are provided for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS 123, “Accounting for Stock Based Compensation,” and Accounting Principles Board (“APB”) No. 28, “Interim Financial Reporting,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

As permitted by SFAS No. 123, BankUnited continues to follow the intrinsic value method of accounting for stock-based compensation under the provisions of APB No. 25, “Accounting for Stock Issued to Employees.” Accordingly, the alternative methods of transition to the fair value based method of accounting for stock-based employee compensation provided by SFAS No. 148 do not apply to BankUnited. The impact to BankUnited is the requirement under the provisions of SFAS No. 148 amending SFAS 123 and APB No. 28 to provide additional disclosures in both annual and interim financial statements.

These new disclosure requirements are effective and have been adopted by BankUnited for the interim period that began January 1, 2003.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis and the related financial data present a review of BankUnited’s consolidated operating results for the three-month periods ended December 31, 2002 and 2001 and consolidated financial condition as of December 31, 2002. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in BankUnited’s Annual Report on Form 10-K for the year ended September 30, 2002.

This Quarterly Report on Form 10-Q contains forward-looking statements. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words and phrases such as: “will likely result,” “expect,” “will continue,” “anticipate,” “estimate,” “project,” “believe,” “intend,” “should,” “may,” “can,” “plan,” “target” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include, but are not limited to, discussions concerning:

•	Projections of revenues, expenses, income, earnings per share, margin, asset growth, loan production, deposit growth, and other performance measures;

•	Expansion of operations, including branch openings, entrance into new markets, development of products and services and plans for new marketing strategies; and

•	Discussions on the outlook of the economy.

BankUnited cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and are not historical facts. Actual results may differ materially from the results discussed in these forward looking statements due to the following factors, among other things: general economic conditions, either nationally or regionally; changes or fluctuations in the interest rate environment; a deterioration in credit quality and/or a reduced demand for credit; reduced deposit flows and loan demand; competition from other financial services companies in our markets; legislative or regulatory changes, including changes in accounting standards, guidelines and policies; changes in the regulation of financial services companies; the issuance of additional equity or debt securities; the concentration of operations in south Florida, if the Florida economy or real estate values decline; and the threat and impact of war and terrorism. BankUnited cautions that the foregoing factors are not exclusive. BankUnited does not undertake, and specifically disclaims any obligations, to publicly release the result of any updates which might be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Critical Accounting Policies

BankUnited’s financial position and results of operations are impacted by management’s application of accounting policies involving judgments made to arrive at the carrying value of certain assets. Management’s greatest challenge in implementing its policies is the need to make estimates about the effect of matters that are inherently less than certain. Critical accounting policies applied by BankUnited are those that relate to the loan portfolio, which includes the allowance for loan losses and the valuation of mortgage servicing rights pertaining to the sale of, or securitization of mortgage loans. A variety of estimates impact the carrying value of the loan portfolio, including the amount of the allowance for loan losses, the placement of loans on non-accrual status, and the valuation of loans held for sale.

For a more detailed discussion on these critical accounting policies, see “Critical Accounting Policies” on page 21 of BankUnited’s Annual Report on Form 10-K for the year ended September 30, 2002.

Accounting Pronouncements Not Yet Adopted

SFAS No. 148

In December of 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock Based Compensation—Transition and

Disclosure”. Under SFAS No. 148, alternative methods of transition are provided for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS 123, “Accounting for Stock Based Compensation” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

For the impact that SFAS No. 148 will have on BankUnited, see Note 9. Impact of Accounting Pronouncements to the Accompanying Condensed Notes to Consolidated Financial Statements.

Recent Developments

On February 3, 2003, BankUnited announced the addition of Sharon A. Brown as an independent member of its Board of Directors. Ms. Brown will serve on the Audit Committee and will qualify as an “audit committee financial expert” in compliance with rules adopted by the Securities and Exchange Commission.

BankUnited announced on February 3, 2003 that it would be added to the S&P Small Cap 600 GICS (Global Industry Classification Standard) Banks sub-industry after the close of trading on Tuesday, February 4, 2003. The S&P SmallCap 600 Index consists of 600 domestic stocks chosen for market size, liquidity and industry group representation.

RESULTS OF OPERATIONS

For the Three Months Ended December 31, 2002 Compared to the Same Period in 2001

General

Net income was $8.8 million for the three months ended December 31, 2002 compared to $6.9 million for the same period in 2001. Basic and diluted earnings per share for the quarter was $0.34 and $0.32, respectively, versus $0.27 and $0.26, respectively, for the same period in 2001. This improvement reflects an increase in net interest income of $2.0 million, a reduction in the provision for loan losses of $1.7 million, and an increase in non-interest income of $1.2 million. These were partially offset by an increase in non-interest expense of $1.7 million and an increase of $1.3 million in the provision for income taxes.

Analysis of Net Interest Income

The following discussion of net interest income should be reviewed in conjunction with the Yields Earned and Rates Paid and Rate/Volume Analysis tables.

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. The following table sets forth certain information relating to the categories of BankUnited’s interest-earning assets and interest-bearing liabilities for the periods indicated. All yield and rate information is calculated on an annualized basis by dividing the annualized interest income or expense for the period by the average balance of the appropriate balance sheet item during the period. Net interest margin is calculated by dividing annualized net interest income by each category of average interest-earning assets. Non-accrual loans are included in asset balances for the appropriate period, whereas recognition of interest on such loans is discontinued and any remaining accrued interest receivable is reversed, in conformity with Generally Accepted Accounting Principles and regulatory requirements. The yields and net interest margins have been calculated on a pre-tax basis.

Yields Earned and Rates Paid

	For the Three Months Ended December 31,
	2002			2001
	Average Balance	Interest	Yield/ (1) Rate	Average Balance	Interest	Yield/ (1) Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net(2)	$4,030,151	$61,213	6.07%	$3,869,467	$66,087	6.82%
Mortgage-backed securities	1,206,202	13,671	4.53%	880,357	13,452	6.11%
Short-term investments(3)	13,936	117	3.28%	12,287	151	4.81%
Long-term investments and FHLB stock(4)	258,361	3,259	5.03%	204,081	2,955	5.78%

Total interest-earning assets	$5,508,650	78,260	5.67%	$4,966,192	$82,645	6.65%

Interest-bearing liabilities:
NOW/Money Market	499,852	1,517	1.20%	325,801	1,158	1.41%
Savings	735,659	4,071	2.20%	664,465	5,157	3.08%
Certificates of deposit	1,745,690	17,056	3.88%	1,746,174	22,606	5.14%
Trust Preferred Securities(5)	265,128	4,876	7.36%	206,559	4,929	9.55%
Senior notes	200,000	2,815	5.63%	200,000	2,831	5.66%
FHLB advances and other borrowings	1,843,072	20,317	4.31%	1,622,861	20,404	4.92%

Total interest-bearing liabilities	$5,289,401	50,652	3.78%	$4,765,860	$57,085	4.73%

Excess of interest-earning assets over interest-bearing liabilities	$219,249			$200,332

Net interest income		$27,608			$25,560

Interest rate spread			1.89%			1.92%

Net interest margin			2.04%			2.11%

Ratio of interest-earning assets to interest-bearing liabilities	104.15%			104.20%

(1)	The yields and rates along with the corresponding interest rate spread and net interest margin represent the yields earned and rates paid on BankUnited’s interest-earnings assets and interest-bearing liabilities, respectively, during the three-month periods ended December 31, 2002 and 2001 and do not include any estimates of the effect that accelerated amortization of purchased premiums would have on the yields earned.
(2)	Includes average non-accruing loans of $29.5 million and $29.2 million for the three months ended December 31, 2002 and 2001, respectively.
(3)	Short-term investments include FHLB overnight deposits, federal funds sold, and securities purchased under agreements to resell.
(4)	Long-term investments include agency securities, and trust preferred securities by other issuers.
(5)	Interest and rates include the effect of interest rate swaps. For more information see Note (7) Accounting for Derivatives and Hedging Activities to the Accompanying Condensed Notes to Consolidated Financial Statements.

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

	Three Months Ended December 31, 2002 vs. 2001
	Increase (Decrease) Due to			Total Increase (Decrease)
	Changes in Volume	Changes in Rate	Changes in Rate/ Volume
	(In thousands)
Interest income attributable to:
Loans receivable, net	$2,740	$(7,255)	$(359)	$(4,874)
Mortgage-backed securities	4,977	(3,477)	(1,279)	221
Short-term investments(1)	20	(47)	(7)	(34)
Long-term investments and FHLB stock(2)	784	(383)	(99)	302

Total interest-earning assets	8,521	(11,162)	(1,744)	(4,385)

Interest expense attributable to:
NOW/Money Market	613	(171)	(83)	359
Savings	548	(1,462)	(172)	(1,086)
Certificates of deposit	(6)	(5,500)	(44)	(5,550)
Trust Preferred Securities	1,398	(1,131)	(320)	(53)
FHLB advances and other borrowings	2,709	(2,490)	(322)	(103)

Total interest-bearing liabilities	5,262	(10,754)	(941)	(6,433)

Increase in net interest income	$3,259	$(408)	$(803)	$2,048

(1)	Short-term investments include FHLB overnight deposits, federal funds sold, and securities purchased under agreements to resell.
(2)	Long-term investments include agency securities, and trust preferred securities by other issuers.

Although interest income decreased by $4.4 million for the three months ended December 31, 2002, net interest income increased by $2.0 million compared with the same period in 2001.

The additional growth in our loan portfolio for the three months ended December 31, 2002 compared to the same period in 2001 generated enough interest income for BankUnited to offset the margin compression experienced during the quarter. The result was an increase in net interest income of $2.0 million for BankUnited for the three months ended December 31, 2002 compared to 2001. The majority of the growth in the portfolio during the three months ended December 31, 2002 came from residential loan production which increased by 24% compared to 2001, not including specialty consumer mortgage loans. Additional growth was experienced in consumer lending, including specialty consumer mortgage loans originated through the branch network. Consumer loan production increased by 17% to $130 million for the three months ended December 31, 2002 compared to 2001.

The current interest rate environment stimulated an increase in prepayments on residential mortgage loans of $105 million or 44% during the quarter versus 2001, causing yields on assets to decline faster than BankUnited could competitively re-price liabilities. Additionally, as previously announced, by continuing to allow its purchased mortgage loan portfolio to run-off, these balances decreased by $632 million, or 55% to $524 million. As a result, BankUnited’s margin dropped by 7 basis points to 2.04% for the three months ended

December 31, 2002, compared to 2.11% for the same period in 2001. In an anticipation of additional run-off resulting from external pressures, BankUnited added a net of $641 million of mortgage-backed securities with a more favorable spread to its portfolio during the three months ended December 31, 2002.

Analysis of Non-Interest Income and Expenses

	For the Three Months Ended December 31,
	2002	2001	Change
	(Dollars in thousands)
Non-interest income:
Service fees on loans	$252	$421	$(169)	(40.1%)
Service fees on deposits	1,029	816	213	26.1%
Service fees other	292	202	90	44.6%
Net gain on sale of investments and mortgage-backed securities	597	830	(233)	(28.1%)
Net gain on sale of loans and other assets	2,066	591	1,475	249.6%
Insurance and investment services income	694	922	(228)	(24.7%)
Other	810	731	79	10.8%

Total non-interest income	$5,740	$4,513	$1,227	27.2%

	For the Three Months Ended December 31,
	2002	2001	Change
	(Dollars in thousands)
Non-interest expenses:
Employee compensation and benefits	$8,661	$6,778	$1,883	27.8%
Occupancy and equipment	2,948	2,624	324	12.3%
Telecommunications and data processing	1,210	1,007	203	20.2%
Advertising and promotion expense	1,187	1,555	(368)	(23.7%)
Professional fees-legal and accounting	1,147	1,015	132	13.0%
Loan servicing expense	485	923	(438)	(47.5%)
Insurance	280	248	32	12.9%
Other operating expenses	2,317	2,325	(8)	(0.3%)

Total non-interest expenses	$18,235	$16,475	$1,760	10.7%

Non-interest income

The increase in non-interest income of $1.2 million for the three months ended December 31, 2002 compared to the same period in 2001 was due in large part to net gains resulting from the sale of assets. BankUnited sold mortgage assets originated for sale, including loans and securitized loans, during the three months ended December 31, 2002, resulting in net gains of $1.2 million, an increase of $646 thousand over the same period in 2001. BankUnited also sold equity securities during the three months ended December 31, 2002, resulting in net gains of $1.4 million, an increase of $581 thousand over the same period in 2001. The low interest rate environment has resulted in a decrease in service fees on loans of $169 thousand, or 40.1% resulting mostly from prepayments, and has stemmed our ability to generate income from the sale of insurance and investment services causing non-interest income generated from those activities to decline by $228 thousand or 24.7%. The increase in service fees on deposit reflects the increase in core deposits over the past twelve months ending December 31, 2002.

Non-interest expenses

Non-interest expenses increased by $1.8 million for the three months ended December 31, 2002 compared to the same period in 2001. As BankUnited continues to expand its operations, it is expected that non-interest expenses will increase from one year to the next. The biggest portion of the increase for the three months ended December 31, 2002 was $1.8 million in employee compensation and benefits. There were 689 full-time equivalent employees as of December 31, 2002 compared to 580 as of December 31, 2001. The increase in employees was as follows: residential lending 47%, consumer (including branch network) 28%, and operations and support 25%. Loan servicing expense, for loans purchased by BankUnited in previous years, that are owned by BankUnited but serviced by others, decreased by $438 thousand during the three months ended December 31, 2002 compared to the same period in 2001, reflecting prepayments during the past several months in response to lower interest rates. Loan servicing expense will continue to decline since BankUnited no longer purchases loans in the secondary market.

For the Three Months Ended December 31, 2001 Compared to the Same Period in 2000

The following discussion presents a review of the consolidated operating results of BankUnited for the three-month periods ended December 31, 2001 and 2000.

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

The average balance of interest-earning assets increased by $757.6 million for the three months ended December 31, 2001, compared to the same period in the prior year. The average balance of interest-bearing liabilities increased by $688.1 million for the three months ended December 31, 2001, compared to the same period in the prior year. The increase in average interest-earning assets generated $13.8 million of additional interest income while the increase in average interest-bearing liabilities generated only $9.1 million of additional interest expense, resulting in an increase of $4.7 million of net interest income due to changes in volume. In addition, the ratio of average interest-earning assets over interest-bearing liabilities for the three months ended December 31, 2001 was 104.20%, an improvement from 103.21% for the same period in the prior year. This increase in this ratio contributed to the 35 basis point expansion in our net interest margin from 1.76% for the three months ended December 31, 2000 to 2.11% for the same period in 2001.

Another factor which contributed to the improvement of our net interest margin was the increase in interest rate spread of 35 basis points from 1.57% during the three months ended December 31, 2000 to 1.92% for the same period in 2001. This increase in interest rate spread resulted in an increase in net interest income of $2.4 million due to changes in rates. The improvement in the interest rate spread, in an environment of declining interest rates, is reflective of BankUnited’s asset management strategy to improve yields on assets and decrease rates paid on liabilities.

Interest Income—Interest income increased by $2.1 million, or 2.6%, to $82.6 million for the three months ended December 31, 2001, compared to $80.5 million for the same period in the prior year. This net increase is the result of increases of $13.8 million due to changes in volume, offset by decreases of $9.5 million and $2.2 million due to changes in rate and changes in rate/volume, respectively.

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

The majority of rate-related changes stem from the decrease in yield on loans of 86 basis points from 7.68% for the three months ended December 31, 2000 to 6.82% for the same period in 2001. This decrease in yield on loans reduced interest income by $7.9 million for the three months ended December 31, 2001 compared to the same period in the prior year. The yield also decreased on mortgage-backed securities and short-term and long-term investments, reducing interest income by $1.0 million, $0.3 million and $0.6 million, respectively, for the three months ended December 31, 2001 compared to the same period in the prior year. Slightly offsetting the impact of decreases in yield on interest income was an increase in yield on tax certificates, which increased interest income by $0.2 million.

Interest Expense—Interest expense decreased by $5.5 million, or 8.8%, to $57.1 million for the three months ended December 31, 2001, compared to $62.6 million for the same period in the prior year. This net  decrease is the result of increases of $9.1 million due to changes in volume, offset by decreases of $11.9 million and $2.7 million due to changes in rate and changes in rate/volume, respectively.

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

Provision for loan losses—The provision for loan losses was $3.0 million for the three months ended December 31, 2001, an increase of $1.8 million or 150.0% from $1.2 million for the same period in the prior year. This increase in provision was necessary to bring the allowance back up to levels management deemed adequate to cover probable inherent loan losses following the charge off of loans during the three months ended December 31, 2001 of $1.2 million. The additional $50.6 million increase reflects the general increase in loans due to increased production as well as the increase in non-performing loans.

Non-interest income

Non-interest income was $4.5 million for the three months ended December 31, 2001, an increase of $2.4 million, or 118.4% from $2.1 million for the same period in the prior year. The majority of this increase was from realized gains of $0.8 million on the sale of equity securities, gains on the securitization and sale of residential mortgage loans of $0.4 million, and realized gains of $0.2 million from the sale of loans. There were no sales of investment securities or securitization and sales of residential mortgage loans during the three months ended December 31, 2000. Loan sales during the three months ended December 31, 2000 resulted in $43,000 of realized gains. Insurance commissions increased by $0.5 million, or 125.0% to $0.9 million for the three months ended December 31, 2001 compared to $0.4 million for the same period in the prior year. This increase reflected the further development of operations conducted by BankUnited Financial Services Incorporated, formerly called BUFC Financial Services, Incorporated (“BUFC”), a wholly owned operating subsidiary of BankUnited organized for the purpose of selling insurance and securities products. Other increases included the increase in the cash surrender value of bank owned life insurance of $0.5 million and an increase in credit life income of $0.1 million, which was also part of BUFC operations.

Slightly offsetting these increases was a decrease in service charges of $0.2 million, or 10.3%, for the three months ended December 31, 2001 compared to the same period in the prior year.

Non-interest expense

Non-interest expense was $16.5 million for the three months ended December 31, 2001, an increase of $3.6 million, or 27.9%, from $12.9 million for the same period in the prior year. The majority of the increases stemmed from expanding the Bank’s operations, which resulted in additional expenses for employee compensation of $1.6 million, occupancy and equipment of $0.5 million, telecommunications of $0.3 million and loan closing fees of $0.4 million. In addition, there were increases in advertising and promotion expense of $0.8 million, and legal and professional expenses of $0.1 million. These increases were offset by decreases in amortization expense of goodwill of $0.4 million (in accordance with a newly issued accounting pronouncement adopted by BankUnited on October 1, 2001), and loan servicing expenses of $0.4 million.

BankUnited’s ability to increase non-interest income by 118.4%, while increasing non-interest expense by 27.4% reduced the efficiency ratio to 54.8% for the three-month period ended December 31, 2001, compared to 64.7% for the same period in the prior year.

LIQUIDITY

BankUnited’s objective in managing liquidity is to meet all cash flow requirements including those from operating activities, customer demands on deposits and debt obligations, in a cost-effective manner. This is achieved through the implementation of BankUnited’s Asset/Liability Management Policy, which also strives to maintain earnings performance consistent with long-term goals and within acceptable levels of risk, while satisfying regulatory capital requirements. For information on the capital requirements that must be maintained by BankUnited, see Note 5. Regulatory Capital to the Accompanying Condensed Notes to Consolidated Financial Statements.

In managing liquidity, BankUnited analyzes various sources of short-term funding used to meet short-term demands. In addition to funds provided by operating activities, BankUnited also relies on funds provided by both investing and financing activities. Funds provided by investing activities include: proceeds from the sale of and/or maturities of investments, mortgage-backed securities, and securitized loans. Funds provided by financing activities include: deposits from customers, advances from the FHLB, proceeds from securities sold under agreements to repurchase and other borrowings, issuances of Trust Preferred Securities, and issuance of stock.

Cash used in operating activities for the three months ended December 31, 2002 was $185 million, which includes the funding of loans originated for sale of $220 million offset by proceeds from the sale of loans of $40 million.

Significant sources of funds provided by investing and financing activities during the three months ended December 31, 2002 include: repayments on loans of $570 million, proceeds from repayments of mortgage-backed securities of $244 million, proceeds from the sale of investments and mortgage-backed securities of $180 million, $191 million from an increase in other borrowings, $50 million from an increase in deposits, and $34 million from the issuance of Trust Preferred Securities.

Significant uses of funds in investing and financing activities for the three months ended December 31, 2002 include: $846 million for the purchase of mortgage-backed and investment securities available for sale, $563 million used to fund loans held for investment, and $20 million for the purchase of additional bank-owned life insurance.

In its continuous effort to reduce the cost of funds, BankUnited may consider calling some of the outstanding trust preferred securities issued by its trust subsidiaries and replace them with lower cost funding.

As of December 31, 2002, BankUnited had $588 million in investments and mortgage-backed securities pledged against securities sold under agreements to repurchase with an outstanding balance of $546 million.

BankUnited is not aware of any events, or uncertainties, which may impede liquidity in the short or long-term.

FINANCIAL CONDITION

The following is a discussion of significant changes from September 30, 2002 to December 31, 2002 in the Statement of Financial Condition. For a discussion of changes in cash and cash equivalents, see LIQUIDITY.

Assets

Investments available for sale—Investments available for sale increased by $28 million, or 16.6%, to $200 million at December 30, 2002. This increase is the net result of $67 million in purchases, offset by $40 million in sales. The sales resulted in net gains of $1.4 million from the sale of equity securities.

Mortgage-backed securities available for sale—Mortgage-backed securities available for sale increased by $641 million, or 56.4%, to $1.7 billion at December 30, 2002. This net increase is primarily the result of purchases of $881 million, including $102 million pending settlement, and securitizations of $150 million, offset by repayments of $244 million, and sales of $140 million, most of which resulted from loans which we securitized. The sales resulted in net losses of $833 thousand. In addition, there were reductions due to the amortization of premiums and discounts of $2.6 million, and unrealized losses of $2.6 million.

Loans—Loans receivable, net (including loans held for sale) increased by $14.9 million. This net increase is primarily the result of funding loans in the amount of $781 million, offset by repayments of $574 million, securitizations of $150 million, and sales proceeds of $42 million. The sales resulted in net gains of $2.1 million.

Bank-owned life insurance—Bank-owned life insurance increased by $21 million due to additional purchases of coverage under the policies of $20 million and an increase in the cash surrender value of $700 thousand. In addition to increasing coverage for new employees, BankUnited purchases additional coverage for existing employees as an effective means of reducing the projected cost of the Bank’s benefit plan.

Liabilities

Deposits—Deposits grew by $50 million to $3 billion as of December 31, 2002. Certificates of deposit grew by $40 million and core deposits by $10 million. Most notable, is the increase in non-interest bearing deposits of 11%, or $13 million.

Securities sold under agreements to repurchase—Securities sold under agreements to repurchase increased by $191 million to reach $546 million as of December 31, 2002. BankUnited utilized these borrowings to fund the purchase of mortgage-backed securities.

Trust Preferred Securities—Trust Preferred Securities increased by $36 million, or 14.3%, to $290 million at December 31, 2002. The net increase of $36 million is primarily the result of $34 million of net proceeds received from the issuance and sales of Trust Preferred Securities by BankUnited Statutory Trust IV and BankUnited Statutory Trust V (see note 3 of the Accompanying Condensed Notes to Consolidated Financial Statements). In addition, an increase of $1.8 million resulted from a fair value adjustment as required by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” See Note 7 Accounting for Derivatives and Hedging Activities to the Accompanying Condensed Notes to Consolidated Financial Statements for a description of this transaction.

Asset Quality

Non-performing assets as of December 31, 2002 were $33.3 million, which represents an increase of $1.6 million, or 5.1%, from $31.7 million as of September 30, 2002.

The following table sets forth information concerning BankUnited’s non-performing assets at December 31, 2002 and September 30, 2002.

	December 31, 2002	September 30, 2002
	(Dollars in thousands)
Non-accrual loans	$28,834	$27,664
Restructured loans	313	315
Loans past due 90 days and still accruing(1)	294	—

Total non-performing loans	29,441	27,979
Non-accrual tax certificates	628	696
Real estate owned	3,239	3,003

Total non-performing assets	$33,308	$31,678

Allowance for losses on tax certificates	$686	$771
Allowance for loan losses	20,853	20,293

Total allowance	$21,539	$21,064

Non-performing assets as a percentage of total assets	0.52%	0.53%
Non-performing loans as a percentage of total loans	0.73%	0.70%
Allowance for loan losses as a percentage of total loans	0.52%	0.51%
Allowance for loan losses as a percentage of non-performing loans	70.83%	72.53%
Total allowance as a percentage of non-performing assets	64.67%	66.49%
Net annualized year-to-date charge-offs as a percentage of average total loans	0.07%	0.12%

(1)	Consists primarily of loans guaranteed by the Federal Housing Authority (“FHA”).

BankUnited’s allowance for loan losses is established and maintained based upon management’s evaluation of the risks inherent in BankUnited’s loan portfolio, including the economic trends and other conditions in specific geographic areas as they relate to the nature of BankUnited’s portfolio.

The following table sets forth the change in BankUnited’s allowance for loan losses for the three months ended December 31, 2002 and 2001.

	For the Three Months Ended
	December 31, 2002	December 31, 2001
	(In thousands)
Allowance for loan losses, balance (at beginning of period)	$20,293	$15,940
Provision for loan losses	1,300	2,950
Loans charged off:
One-to-four family residential mortgages	(81)	(72)
Commercial real estate	—	—
Construction	—	—
Commercial business	(637)	(1,014)
Consumer	(33)	(164)

Total loans charged off	(751)	(1,250)

Recoveries:
One-to-four family residential mortgages	—	—
Commercial real estate	—	—
Construction	—	—
Commercial business	5	38
Consumer	6	6

Total recoveries	11	44

Allowance for loan losses, balance (at end of period)	$20,853	$17,684

The following table sets forth BankUnited’s allocation of the allowance for loan losses by category as of December 31, 2002 and September 30, 2002.

	December 31, 2002	September 30, 2002
	(In thousands)
Balance at the end of the period applicable to:
One-to-four family residential mortgages	$4,713	$4,096
Multi-family residential mortgages	350	281
Commercial real estate	5,083	3,834
Construction	1,199	1,007
Land	840	746
Commercial business	4,118	5,420
Consumer	2,220	2,094
Unallocated	2,330	2,815

Total allowance for loan losses	$20,853	$20,293

Loan Portfolio

The following table sets forth the composition of BankUnited’s loan portfolio, including loans held for sale, at December 31, 2002 and September 30, 2002.

	December 31, 2002		September 30, 2002
	Amount	Percent of Total(1)	Amount	Percent of Total(1)
	(Dollars in thousands)
Mortgage loans:
One-to-four family residential mortgages	$3,114,523	83.8%	$3,096,312	83.4%
Multi-family residential mortgages	30,399	0.8%	25,456	0.7%
Commercial real estate	182,981	4.9%	183,311	4.9%
Construction	111,072	3.0%	98,697	2.7%
Land	34,815	1.0%	27,636	0.7%

Total mortgage loans	3,473,790	93.5%	3,431,412	92.4%

Other loans:
Commercial business	127,582	3.4%	168,679	4.5%
Consumer(2)	103,582	2.8%	103,118	2.8%

Total other loans	231,164	6.2%	271,797	7.3%

Total loans	3,704,954	99.7%	3,703,209	99.7%
Unearned discounts, premiums and deferred loan fees, net	31,303	0.9%	30,449	0.8%
Allowance for loan losses	(20,853)	(0.6)%	(20,293)	(0.5%)

Loans held for investment, net	$3,715,404	100.0%	$3,713,365	100.0%

Mortgage loans held for sale	291,594		278,759

Total loans, net	$4,006,998		$3,992,124

(1)	Percent of Total is calculated using “Loans held for investment, net” in the denominator.
(2)	Specialty consumer mortgages originated through our branch network are included in one-to-four family residential loans in table above.

Securities Portfolio

Investments

Presented below is an analysis of investments designated as available for sale.

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. government agency securities	$53,013	$897	$(189)	$53,721
Equity securities	130	30	—	160
Trust preferred securities of other issuers	70,853	1,868	(1,804)	70,917
Other(1)	74,331	848	(17)	75,162

Total	$198,327	$3,643	$(2,010)	$199,960

	September 30, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. government agency securities	$53,082	$65	$(387)	$52,760
Equity securities	4,242	132	(216)	4,158
Trust preferred securities of other issuers	58,875	2,621	(1,386)	60,110
Other(1)	53,829	801	(73)	54,557

Total	$170,028	$3,619	$(2,062)	$171,585

(1)	Other includes mutual funds, preferred stock of FHLMC, and bonds.

Investment securities available for sale at December 31, 2002, by contractual maturity, are shown below.

	Available for sale
	Amortized Cost	Fair Value
	( In thousands)
Due in one year or less	$3,069	$3,144
Due after one year through five years	2,994	3,015
Due after five years through ten years	78,276	79,789
Due after ten years	113,858	113,852
Equity securities	130	160

Total	$198,327	$199,960

Mortgage-Backed Securities

Presented below is an analysis of mortgage-backed securities designated as available for sale.

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
GNMA mortgage-backed securities	$51,115	$3,047	$—	$54,162
FNMA mortgage-backed securities	407,801	12,388	—	420,189
FHLMC mortgage-backed securities	180,355	5,245	—	185,600
Collateralized mortgage obligations(1)	160,221	445	—	160,666
Mortgage pass-through certificates	954,540	3,932	(841)	957,631

Total	$1,754,032	$25,057	$(841)	$1,778,248

(1)	Includes $102,305 of securities purchased in December 2002 which do not earn interest until settlement date on January 31, 2003.

	September 30, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
GNMA mortgage-backed securities	$61,804	$3,311	$—	$65,115
FNMA mortgage-backed securities	335,755	10,887	—	346,642
FHLMC mortgage-backed securities	176,426	4,951	—	181,377
Collateralized mortgage obligations	91,819	1,618	—	93,437
Mortgage pass-through certificates	444,022	6,041	—	450,063

Total	$1,109,826	$26,808	$—	$1,136,634

Mortgage-backed securities available for sale at December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for sale
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$55	$56
Due after one year through five years	581	602
Due after five years through ten years	7,387	7,607
Due after ten years	1,746,009	1,769,983

Total	$1,754,032	$1,778,248

When BankUnited securitizes residential mortgage loans, it retains servicing rights and securities, which are considered retained interests in the securitized loans. Gain or loss on the sale of the receivables depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interest based on their relative fair value at the date of the transfer. Fair value is derived from current market information and assumptions for similar products. The investors in the securitized assets have no recourse to BankUnited for failure of debtors to pay when due.

During the three months ended December 31, 2002, BankUnited securitized $150 million of residential mortgage loans. These loans were securitized with FNMA and FHLMC and transferred into BankUnited’s mortgage-backed securities available for sale portfolio. During the same period BankUnited sold $140.9 million of securitized loans, recognizing net gains of $992 thousand. In connection with the sale of the securitized loans during the three months ended December 31, 2002, BankUnited retained mortgage servicing rights with a fair value of $2.6 million. At December 31, 2002, retained interests of BankUnited from securitized loans had a fair value of $90.9 million.

In these securitization transactions, with the exception of loans serviced by others, BankUnited retains servicing responsibilities. BankUnited receives annual servicing fees approximating 0.25% of the outstanding receivable balance.

The value of the retained interest is subject to prepayment risk on the transferred financial assets, and the general level of interest rates. At December 31, 2002, key economic assumptions and the sensitivity of the current fair value of securities remaining from securitizations to immediate 10% and 20% adverse changes in those assumptions are as follows:

Retained Securities
(Dollars in thousands)
Carrying amount (fair value) of retained securities	$90,939
Weighted average life in years	1.9
Annual prepayment assumption	14.25%
Impact on fair value of 10% adverse change	$(435)
Impact on fair value of 20% adverse change	$(768)
Annual cash flow discount rate	2.67%
Impact on fair value of 10% adverse change	$(539)
Impact on fair value of 20% adverse change	$(1,105)

Credit losses do not affect the valuation due to FNMA’s and FHLMC’s full guarantee to BankUnited for losses on loans collateralizing the securities.

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

The total principal amount of loans underlying the retained securities at December 31, 2002 was $86.5   million, none of which was 60 days or more past due. There were no credit losses during the three months ended December 31, 2002 from the loans underlying the retained securities outstanding at December 31, 2002.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The discussion contained in BankUnited’s Annual Report on Form 10-K for the year ended September 30, 2002, under Item 7a, “Quantitative and Qualitative Disclosures about Market Risk,” provides detailed quantitative and qualitative disclosures about market risk and should be referenced for information thereon. In addition, the following discussion addresses the sources and effects of developments during the three months ended December 31, 2002 which related to risks associated with investments and mortgage-backed securities.

Risks Associated with Changing Interest Rates.    As a financial intermediary, BankUnited invests in various types of interest-earning assets (primarily loans, mortgage-backed securities, and investment securities), which are funded largely by interest-bearing liabilities (primarily deposits, FHLB advances, senior notes, and Trust Preferred Securities). Such financial instruments have varying levels of sensitivity to changes in market interest rates, which creates interest rate risk for BankUnited. Accordingly, BankUnited’s net interest income, the most significant component of its net income, is subject to substantial volatility due to changes in interest rates or market yield curves, particularly if there are differences, or gaps, in the re-pricing frequencies of its interest-earning assets and the interest-bearing liabilities which fund them. BankUnited monitors such interest rate gaps and seeks to manage its interest rate risk by adjusting the re-pricing frequencies of its interest-earning assets and interest-bearing liabilities. Additionally, BankUnited utilizes, on a limited basis, derivative financial instruments designed to reduce the interest rate risks associated with its interest-earning assets and interest-bearing liabilities.

Risks Associated with Investments and Mortgage-Backed Securities.    BankUnited purchases fixed and adjustable rate mortgage-backed securities and other securities for liquidity, yield and risk management purposes. Changes in market interest rates associated with BankUnited’s investments and mortgage-backed securities could have a material adverse effect on BankUnited’s carrying value of its securities. Such changes in the carrying value of mortgage-backed securities and other securities classified as available-for-sale would be reflected, net of taxes, as a component of stockholders’ equity. See Note 6—“Comprehensive Income” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Securities Portfolio.”

Derivative and Hedging Activities.     BankUnited uses derivative instruments as part of its interest rate risk management activities to reduce risks associated with its borrowing activities. Derivatives used for interest rate risk management include various interest rate swaps that relate to the pricing of specific on-balance sheet instruments and forecasted transactions. In connection with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), we recognize all derivatives as either assets or liabilities on the consolidated balance sheet and report them at fair value with realized and unrealized gains and losses included in either earnings or in other comprehensive income, depending on the purpose for which the derivative is held and whether the derivative qualifies for hedge accounting.

BankUnited has interest rate swap agreements that qualify as fair value hedges and those that qualify as cash flow hedges. Fair value hedges area used to hedge fixed rate debt. BankUnited uses cash flow hedges to hedge interest rate risk associated with variable rate debt.

In connection with its interest rate management activities, BankUnited may use other derivatives as economic hedges of on-balance sheet assets and liabilities or forecasted transactions which do not qualify for hedge accounting under SFAS 133. Accordingly, these derivatives are reported as fair value on the consolidated balance sheet with realized gains and losses included in earnings.

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

See Note 7. Accounting For Derivative and Hedging Activities to the Accompanying Condensed Notes to Consolidated Financial Statements.

ITEM 4.    CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of BankUnited’s disclosure controls and procedures was carried out by BankUnited, within 90 days prior to the filing date of this report, under the supervision and with the participation of BankUnited’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that BankUnited’s disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by BankUnited in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Subsequent to the date of the most recent evaluation of BankUnited’s internal controls, there were no significant changes in BankUnited’s internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At BankUnited’s annual meeting of stockholders held on January 29, 2003, the stockholders voted on the election of three Class I directors to serve for a three-year term expiring in 2006, and the re-election of one Class II director with a term expiring in 2004.

The stockholders voted to elect the nominees for Class I directors as follows:

	Votes For	Votes Withheld
Ramiro A. Ortiz	3,827,973	16,120
Hardy C. Katz	3,700,896	143,197
Marc Jacobson	3,827,978	16,115

The stockholders voted to elect the nominee for Class II director as follows:

	Votes For	Votes Withheld
Edward L. Pinckney	3,826,883	17,210

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

10.1	Agreement for Advances and Security Agreement with Blanket Floating Lien effective October 1, 2002 between BankUnited, FSB and the Federal Home Loan Bank of Atlanta.

10.2	Participation Agreement between BankUnited, FSB and BU REIT, Inc., effective October 1, 2002

10.3	Affiliate Collateral Pledge and Security Agreement effective October 1, 2002 between BankUnited, FSB, BU REIT, Inc. and the Federal Home Loan Bank of Atlanta.

10.4	Form of Change in Control Agreement between BankUnited Financial Corporation and Humberto L. Lopez.*

99.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Contract with Management

(b)  Reports on Form 8-K.

BankUnited filed a Current Report on Form 8-K on November 27, 2002, announcing and describing certain terms of the resignation of BankUnited’s Executive Vice Chairman from all positions with BankUnited and its subsidiaries.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

BANKUNITED FINANCIAL CORPORATION

/s/    Humberto L. Lopez

By:

Humberto L. Lopez

Senior Executive Vice President and Chief Financial Officer

Date:    February 14, 2003

I, Alfred R. Camner, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of BankUnited Financial Corporation;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

/s/ Alfred R. Camner
Alfred R. Camner Chairman of the Board and Chief Executive Officer

I, Humberto L. Lopez, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of BankUnited Financial Corporation;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

/s/ Humberto L. Lopez
Humberto L. Lopez Senior Executive Vice President and Chief Financial Officer

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2002

INDEX TO EXHIBITS

Exhibit No.	Numbered Page
10.1	Agreement for Advances and Security Agreement with Blanket Floating Lien effective October 1, 2002 between BankUnited, FSB and the Federal Home Loan Bank of Atlanta.
10.2	Participation Agreement between BankUnited, FSB and BU REIT, Inc., effective October 1, 2002.
10.3	Affiliate Collateral Pledge and Security Agreement effective October 1, 2002 between BankUnited, FSB, BU REIT, Inc. and the Federal Home Loan Bank of Atlanta.
10.4	Form of Change in Control Agreement between BankUnited Financial Corporation and Humberto L. Lopez.*
99.1	Certifications of Chief Executive Officer and Chief Financial Officer.

*	Contract with Management.