Form 10-Q
period 2003-03-31
BANKUNITED FINANCIAL CORP
filed 2003-05-02
CIK 894490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The number of shares outstanding of the registrant’s common stock at the close of business on April 29, 2003 was 25,080,425 shares of Class A Common Stock, $.01 par value, and 536,562 shares of Class B Common Stock, $.01 par value.

This Form 10-Q contains 36 pages.

The Index to Exhibits appears on page 36.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q REPORT FOR THE QUARTER ENDED MARCH 31, 2003

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2003	September 30, 2002
	(Dollars in thousands, except share data)
Assets:
Cash	$84,980	$48,609
Federal Home Loan Bank overnight deposits	285	419,946
Federal funds sold and securities purchased under agreements to resell	2,398	3,735
Investments available for sale, at fair value	211,635	171,585
Mortgage-backed securities available for sale, at fair value	1,967,638	1,136,634
Loans receivable, net	3,729,780	3,713,365
Mortgage loans held for sale (fair value of approximately $328,948 and $284,239 at March 31, 2003 and September 30, 2002, respectively)	323,568	278,759
Other earning assets	100,522	90,724
Office properties and equipment, net	17,145	17,744
Real estate owned	4,765	3,003
Accrued interest receivable	30,457	28,861
Mortgage servicing rights	9,119	6,746
Goodwill	28,353	28,353
Bank-owned life insurance	74,591	53,180
Prepaid expenses and other assets	24,910	27,304

Total assets	$6,610,146	$6,028,548

Liabilities and Stockholders’ Equity:
Liabilities:
Deposits	$3,072,212	$2,976,171
Securities sold under agreements to repurchase	532,761	355,042
Advances from Federal Home Loan Bank	2,009,271	1,806,089
Senior notes	200,000	200,000
Company obligated mandatorily redeemable trust preferred securities of subsidiary trusts holding solely junior subordinated deferrable interest debentures of BankUnited	260,463	253,761
Interest payable	14,357	13,938
Advance payments by borrowers for taxes and insurance	21,805	40,593
Liability for securities purchased pending settlement	90,651	—
Accrued expenses and other liabilities	39,040	37,805

Total liabilities	6,240,560	5,683,399

Stockholders’ Equity:
Preferred Stock, Authorized shares—10,000,000. Issued shares—Noncumulative Convertible Preferred Stock, Series B—724,007 and 574,007 at March 31, 2003 and September 30, 2002, respectively; Outstanding shares—Noncumulative Convertible Preferred Stock Series B—697,287 and 547,287 at March 31, 2003 and September 30, 2002, respectively	7	6

Class A Common Stock, $0.01 par value. Authorized shares—60,000,000. Issued shares—25,370,596 and 25,008,515 at March 31, 2003 and September 30, 2002, respectively. Outstanding shares—25,037,596 and 24,675,515 at March 31, 2003 and September 30, 2002, respectively

	254	250
Class B Common Stock, $0.01 par value. Authorized shares—3,000,000. Issued shares—580,262 and 536,562, at March 31, 2003 and September 30, 2002, respectively. Outstanding shares—536,562 at March 31, 2003 and September 30, 2002.	6	5
Additional paid-in capital	257,207	253,511
Retained earnings	95,800	77,566
Common Treasury Stock—376,700 and 333,000 shares at March 31, 2003 and September 30, 2002, respectively	(3,279)	(2,794)
Preferred Treasury Stock—26,720 shares	(528)	(528)
Deferred compensation and option shares	697	528
Accumulated other comprehensive income	19,422	16,605

Total stockholders’ equity	369,586	345,149

Total liabilities and stockholders’ equity	$6,610,146	$6,028,548

See accompanying condensed notes to consolidated financial statements

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2003	2002	2003	2002
	(Dollars and shares in thousands, except per share data)
Interest income:
Interest and fees on loans	$58,421	$64,161	$119,634	$130,248
Interest on mortgage-backed securities	19,296	15,183	32,967	28,633
Interest on short-term investments	110	163	227	314
Interest and dividends on long-term investments and other interest-earning assets	3,463	2,886	6,722	5,843

Total interest income	81,290	82,393	159,550	165,038

Interest expense:
Interest on deposits	21,112	25,882	43,756	54,803
Interest on borrowings	24,754	23,131	47,886	46,366
Preferred dividends of subsidiary trusts	5,259	4,945	10,135	9,874

Total interest expense	51,125	53,958	101,777	111,043

Net interest income before provision for loan losses	30,165	28,435	57,773	53,995
Provision for loan losses	1,250	2,450	2,550	5,400

Net interest income after provision for loan losses	28,915	25,985	55,223	48,595

Non-interest income:
Service fees on loans	56	635	308	1,056
Service fees on deposits	991	819	2,020	1,635
Service fees other	312	237	604	439
Insurance and investment services income	626	1,084	1,320	2,181
Net gain on sale of investments and mortgage-backed securities	158	52	755	882
Net gain on sale of loans and other assets	1,702	921	3,768	1,512
Other	2,212	664	3,022	1,220

Total non-interest income	6,057	4,412	11,797	8,925

Non-interest expenses:
Employee compensation and benefits	9,708	7,635	18,369	14,413
Occupancy and equipment	3,005	2,692	5,953	5,316
Telecommunications and data processing	1,209	1,154	2,419	2,161
Advertising and promotion expense	1,256	1,725	2,443	3,280
Professional fees-legal and accounting	1,200	1,241	2,347	2,256
Loan servicing expense	362	809	847	1,732
Insurance	289	269	569	517
Other operating expenses	4,282	2,792	6,599	5,117

Total non-interest expenses	21,311	18,317	39,546	34,792

Income before income taxes	13,661	12,080	27,474	22,728
Provision for income taxes	4,055	4,615	9,082	8,326

Net income	$9,606	$7,465	$18,392	$14,402

Earnings Per Share:
Basic earnings per share	$0.37	$0.29	$0.72	$0.57
Diluted earnings per share	$0.35	$0.28	$0.67	$0.54
Weighted average number of common shares outstanding:
Basic	25,539	25,195	25,398	25,131
Diluted	27,710	26,929	27,572	26,846

See accompanying condensed notes to consolidated financial statements

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	For the Six Months Ended March 31, 2003 and 2002
	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Deferred Compensation	Accumulated Other Comprehensive Income Net of Tax	Total Stockholders’ Equity
	(In thousands)
Balance at September 30, 2002	$6	$255	$253,511	$77,566	$(3,322)	$528	$16,605	$345,149
Comprehensive income:
Net income for the nine months ended June 30, 2002	—	—	—	18,392	—	—	—	18,392
Other comprehensive income, net of tax	—	—	—	—	—	—	2,817	2,817

Total comprehensive income	—	—	—	—	—	—	—	21,209
Payments of dividends on preferred stock	—	—	—	(158)	—	—	—	(158)
Deferred Compensation Obligation	—	—	—	—	—	169	—	169
Purchase of Stock	—	—	—	—	(485)	—	—	(485)
Issuance of stock, stock options and other awards	1	5	3,696	—	—	—	—	3,702

Balance at March 31, 2003	$7	$260	$257,207	$95,800	$(3,807)	$697	$19,422	$369,586

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Deferred Compensation	Accumulated Other Comprehensive Income (Loss) Net of Tax	Total Stockholders’ Equity
	(In thousands)
Balance at September 30, 2001	$4	$254	$249,788	$47,502	$(2,794)	$—	$5,692	$300,446
Comprehensive income:
Net income for the nine months ended June 30, 2002	—	—	—	14,402	—	—	—	14,402
Other comprehensive loss, net of tax	—	—	—	—	—	—	(8,546)	(8,546)

Total comprehensive income	—	—	—	—	—	—	—	5,856
Payments of dividends on preferred stock	—	—	—	(101)	—	—	—	(101)
Deferred Compensation Obligation	—	—	—	—	—	528	—	528
Purchase of Stock	—	—	—	—	(528)	—	—	(528)
Issuance of stock, stock options and other awards	2	—	2,695	—	—	—	—	2,697

Balance at March 31, 2002	$6	$254	$252,483	$61,803	$(3,322)	$528	$(2,854)	$308,898

See accompanying condensed notes to consolidated financial statements

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended March 31,
	2003	2002
	(In thousands)
Cash flows used in operating activities	$(351,123)	$(150,172)
Cash flows from investing activities:
Other net decreases (increases) in loans	28,864	(81,687)
Purchase of investment securities available for sale	(77,461)	(17,228)
Purchase of mortgage-backed securities available for sale	(1,225,953)	(423,595)
Purchase of other earning assets	(59,248)	(36,449)
Purchase of bank-owned life insurance	(20,000)	(30,000)
Purchase of office properties and equipment	(1,698)	(1,942)
Proceeds from repayments of investment securities available for sale	—	10,037
Proceeds from repayments of mortgage-backed securities held to maturity	—	52,039
Proceeds from repayments of mortgage-backed securities available for sale	491,334	164,180
Proceeds from repayments of other earning assets	49,450	28,100
Proceeds from sale of investment securities available for sale	40,892	7,230
Proceeds from sale of mortgage-backed securities available for sale	274,078	118,236
Proceeds from sale of real estate owned	919	2,354

Net cash used in investing activities	(498,823)	(208,725)

Cash flows from financing activities:
Net increase in deposits	96,041	232,227
Net increase in Federal Home Loan Bank advances	203,182	167,176
Net increase (decrease) in other borrowings	177,719	(6,092)
Guarantee fees for senior notes	(113)	(164)
Decrease in advances from borrowers for taxes and insurance	(18,788)	(13,262)
Redemption of trust preferred securities	(46,501)	(15,325)
Net proceeds from issuance of trust preferred securities	51,080	43,648
Net proceeds from issuance of stock	2,857	2,493
Purchase of Series B Preferred Stock	—	(528)
Dividends paid on preferred stock	(158)	(101)

Net cash provided by financing activities	465,319	410,072

(Decrease) increase in cash and cash equivalents	(384,627)	51,175
Cash and cash equivalents at beginning of period	472,290	294,753

Cash and cash equivalents at end of period	$87,663	$345,928

Supplemental disclosure of non-cash investing and financing activities:
Securitization of loans receivable and mortgage loans held for sale	$286,132	$168,264
Transfer of loans to real estate owned	$2,825	$5,924
Securities purchased pending settlement	$90,651	$—

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

The unaudited consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the six-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003. For further information, refer to the Consolidated Financial Statements and Notes thereto included in BankUnited’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

Certain prior period amounts have been reclassified to conform to the March 31, 2003 consolidated financial statements.

2.    Significant Accounting Policies

During the quarter ended March 31, 2002, BankUnited adopted accounting policies pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure.” See note 10. Impact of New Accounting Pronouncements for a discussion of the requirements of SFAS No. 148 and note 11. Stock Options for the new disclosure required by SFAS No. 148.

3.    Earnings Per Share

The following tables reconcile basic and diluted earnings per share for the three and six months ended March 31, 2003 and 2002.

	For the Three Months ended March 31,		For the Six Months ended March 31,
	2003	2002	2003	2002
	(Dollars and shares in thousands, except per share data)
Basic earnings per share:
Numerator:
Net income	$9,606	$7,465	$18,392	$14,402
Preferred stock dividends	79	51	158	101

Net income available to common stockholders	$9,527	$7,414	$18,234	$14,301

Denominator:
Weighted average common shares outstanding	25,539	25,195	25,398	25,131

Basic earnings per share	$0.37	$0.29	$0.72	$0.57

Diluted earnings per share:
Numerator:
Net income available to common stockholders	$9,527	$7,414	$18,234	$14,301
Plus:
Convertible preferred stock dividends	79	51	158	101

Diluted net income available to common stockholders	$9,606	$7,465	$18,392	$14,402

Denominator:
Weighted average common shares outstanding	25,539	25,195	25,398	25,131
Plus:
Number of common shares from the conversion of options	1,088	1,150	1,116	1,153
Number of common shares from the conversion of preferred stock	1,083	584	1,058	562

Diluted weighted average shares outstanding	27,710	26,929	27,572	26,846

Diluted earnings per share	$0.35	$0.28	$0.67	$0.54

Basic earnings per share is calculated by dividing net income, adjusted for dividends declared on preferred stock, by the weighted number of shares of common stock outstanding.

Diluted earnings per share is calculated under the treasury stock method by dividing net income by the weighted average number of shares of common outstanding, assuming conversion of outstanding convertible preferred stock from the beginning of the period and the exercise of stock options. Such adjustments to net income and the weighted average number of shares of common stock are made only when such adjustments dilute earnings per share.

4.	Company Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trusts Holding Solely Junior Subordinated Deferrable Interest Debentures of BankUnited

BankUnited Statutory Trust IV, BankUnited Statutory Trust V, and BankUnited Statutory Trust VI are wholly owned trust subsidiaries (“Trust Subsidiaries”) of BankUnited which were created under Connecticut law during the six months ended March 31, 2003 for the purpose of issuing Trust Preferred Securities and investing the proceeds from the sale thereof in Junior Subordinated Deferrable Interest Debentures issued by BankUnited (the “Junior Subordinated Debentures”). The Trust Preferred Securities were issued and sold in private placement offerings. All of the proceeds from the sale of the Trust Preferred Securities and the common securities issued by the Trust Subsidiaries are invested in Junior Subordinated Debentures, which are the sole assets of the Trust Subsidiaries. The Trust Subsidiaries pay preferential cumulative cash distributions on the Trust Preferred Securities at the same rate as the distributions paid by BankUnited on the Junior Subordinated Debentures held by the Trust Subsidiaries. Taken together, the undertakings made by BankUnited with respect to the Trust Preferred Securities constitute a full and unconditional guarantee by BankUnited of the obligations of the Trust Preferred Securities.

The following table provides information on the issuances of Trust Preferred Securities by BankUnited during the six months ended March 31, 2003:

	Original
	Trust Preferred Securities Issued	Common Securities Issued	Junior Subordinated Debentures Held	Annual Rate of Preferential Cash Distribution	Maturity Date
	(Dollars in thousands)
BankUnited Statutory Trust IV	$20,000	$619	$20,619	3-Month LIBOR + 3.40%(1)	11/15/2032
BankUnited Statutory Trust V	15,000	464	15,464	3-Month LIBOR + 3.25%(2)	12/19/2032
BankUnited Statutory Trust VI	17,640	546	18,186	3-Month LIBOR + 3.15%(3)	3/26/2033

	$52,640	$1,629	$54,269

(1)	The annual rate adjusts quarterly not to exceed 11.90% prior to November 15, 2007.
(2)	The annual rate adjusts quarterly not to exceed 11.75% prior to December 26, 2007.
(3)	The annual rate is fixed at 4.41% until June 26, 2003, upon which time rates adjust quarterly not to exceed 11.75% prior to March 26, 2008.

On February 26, 2003 BankUnited Financial Corporation announced that it would redeem all of the 9.60% Junior Subordinated Debentures held by its trust subsidiary, BankUnited Capital II, and BankUnited Capital II would redeem all of its outstanding 9.60% Cumulative Trust Preferred Securities (Nasdaq: BKUNZ). The Trust Preferred Securities were redeemed on March 28, 2003 at a price of $25.00 per share plus accumulated and unpaid interest.

5.	Treasury Stock

The following table provides information on Treasury Stock held by BankUnited as of March 31, 2003 and September 30, 2002:

	March 31, 2003	September 30, 2002
	(In thousands)
Common Treasury Stock:
Class A Common—333,000 shares	$(2,794)	$(2,794)
Class B Common—20,440 shares	(316)	—
Class B Common (held in Rabbi Trust)—23,260 shares	(169)	—

Total Common Treasury Stock	$(3,279)	$(2,794)

Preferred Treasury Stock:
Noncumulative Convertible Preferred Stock, Series B (held in Rabbi Trust)—26,720 shares	$(528)	$(528)

Total Treasury Stock	$3,807	$3,322

In the first quarter of fiscal 2003, the Chief Executive Officer (“CEO”) surrendered 20,440 shares of Class B Common Stock to BankUnited as consideration for the exercise of 43,700 shares of Class B Common Stock. The 20,440 shares surrendered had a value of $316 thousand and are reflected in treasury stock in the equity section of BankUnited’s Consolidated Statement of Financial Condition. The shares due to the CEO upon the option exercise, were 23,260 shares of Class B Common Stock with a value of $169 thousand, which have been deferred by the CEO are being held in a trust established by BankUnited. These shares are reflected in treasury stock in the equity section of BankUnited’s Consolidated Statement of Financial Condition. The obligation to deliver the shares to the CEO is also reflected in the equity section of BankUnited’s Consolidated Statement of Financial Condition in deferred compensation.

6.    Regulatory Capital

The Office of Thrift Supervision (“OTS”) requires that the Bank meet minimum regulatory, core and risk-based capital requirements. Currently, the Bank exceeds all regulatory capital requirements. The Bank’s required, actual and excess regulatory capital levels as of March 31, 2003 and 2002 were as follows:

	Regulatory Capital
	Required		Actual		Excess
	2003	2002	2003	2002	2003	2002
	(Dollars in thousands)
Core capital	$195,902	$167,315	$487,882	$386,869	$291,980	$219,554
	3.0%	3.0%	7.5%	6.9%	4.5%	3.9%
Risk based capital	$241,917	$216,839	$509,644	$402,837	$267,727	$185,998
	8.0%	8.0%	16.9%	14.9%	8.9%	6.9%

7.    Comprehensive Income

BankUnited’s comprehensive income includes all items which comprise net income after preferred stock dividends, plus other comprehensive income. For the three months and six months ended March 31, 2003 and 2002, BankUnited’s other comprehensive income (loss) was as follows:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2003	2002	2003	2002
	(In thousands)
Net income	$9,606	$7,465	$18,392	$14,402
Other comprehensive income (loss), net of tax:
Unrealized income (loss) arising during the period on securities, net of tax expense (benefit) of $2,382 and $(2,008) for the three months ended March 31, 2003 and 2002, respectively and $1,233 and $(5,896) for the six months ended March 31, 2003 and 2002, respectively	4,235	(2,947)	2,186	(9,148)
Unrealized losses on cash flow hedges, net of tax benefit of $85 and $169 for the three and six months ended March 31, 2003, respectively	(144)	—	(278)	—
Less reclassification adjustment for:
Amortization of unrealized losses on transferred securities, net of tax expense of $15 and $38 for the three and six months ended March 31, 2002, respectively	—	24	—	60
Realized gains on securities sold included in net income, net of tax expense of $20 for the three months ended March 31, 2002, and $569 and $340 for the six months ended March 31, 2003 and 2002, respectively	—	31	909	542

Total other comprehensive income (loss), net of tax	4,091	(2,892)	2,817	(8,546)

Comprehensive income	$13,697	$4,573	$21,209	$5,856

8.    Accounting For Derivatives and Hedging Activities

BankUnited expects $62 thousand of the amounts currently reported in other comprehensive income related to cash flow hedges to be reclassified into earnings within the next twelve months.

During the three months ended March 31, 2003, BankUnited settled an interest rate swap which was used to hedge the 9.60% Cumulative Trust Preferred Securities issued by BankUnited Capital II. This settlement was made in conjunction with the redemption of the 9.60% Trust Preferred Securities which took place simultaneously and resulted in a gain of $87 thousand. See footnote 3.  Company Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Deferrable Interest Debentures of BankUnited in the Financial Statements for a further discussion of the redemption of the BankUnited Capital II securities.

9.    Commitments and Contingencies

Standby letters of credit are conditional commitments issued by BankUnited to guarantee the performance of a customer to a third party. BankUnited had outstanding standby letters of credit in the amount of $8.4 million and $8.0 million as of March 31, 2003 and September 30, 2002, respectively. Approximately $1.5 million of the standby letters of credit outstanding at March 31, 2003 were issued subsequent to December 31, 2002. BankUnited’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for standby letters of credit is represented by the contractual amounts of those instruments. BankUnited uses the same credit policies in establishing conditional obligations as those for on-balance sheet instruments. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies but may include cash, accounts receivable, inventory, equipment, marketable securities and property. Since certain letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

BankUnited is a party to certain claims and litigation arising in the ordinary course of business. In the opinion of management, the resolution of such claims and litigation will not materially affect BankUnited’s consolidated financial position or results of operations.

10.    Impact of New Accounting Pronouncements

SFAS No. 145

In May of 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002”. Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. This was an exception to Accounting Principals Board Opinion No. 30, “Reporting the Results of Operations—“Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB No. 30”), which defines extraordinary items as events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence.

SFAS No. 145 eliminates Statement No. 4 and, thus, the exception to applying APB No. 30 to all gains and losses related to extinguishments of debt (other than extinguishment of debt to satisfy sinking-fund requirements). As a result gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. Applying APB No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent in nature or that meet the criteria for classification as an extraordinary item. The provisions of SFAS No. 145 related to the rescission of Statement No. 4 shall be applied in fiscal years beginning after May 15, 2002. BankUnited adapted the provisions of SFAS No. 145 related to the rescission of Statement No. 4 beginning October 1, 2002, which resulted in a reclassification of extraordinary item to non-interest income in the consolidated statement of operations.

SFAS No. 148

In December of 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure.” Under SFAS No. 148, alternative methods of transition are provided for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS 123, “Accounting for Stock Based Compensation” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

As permitted by SFAS No. 123, BankUnited continues to follow the intrinsic value method of accounting for stock-based compensation under the provisions of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees.” Accordingly, the alternative methods of transition for the fair value based method of accounting for stock-based employee compensation provided by SFAS No. 148 do not apply to BankUnited. BankUnited is required under the provisions of SFAS No. 148 amending SFAS 123 and APB No. 28, “Interim Financial Reporting,” to provide additional disclosures in both annual and interim financial statements. See note 11. Stock Options for required interim disclosures.

11.    Stock Options

The new disclosure requirements under SFAS No. 148 for interim financial statements are effective and were adopted by BankUnited on January 1, 2003. The following table provides the newly required disclosures for the three and six-month periods ended March 31, 2003 compared to the same periods in the prior year:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2003	2002	2003	2002
	(Dollars in thousands)
Net income, as reported	$9,606	$7,465	$18,392	$14,402
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects (1)	(407)	(317)	(783)	(605)

Pro forma net income	$9,199	$7,148	$17,609	$13,797

Earnings per share:
Basic—as reported	$0.37	$0.29	$0.72	$0.57

Basic—pro forma	$0.36	$0.28	$0.69	$0.55

Diluted—as reported	$0.35	$0.28	$0.67	$0.54

Diluted—pro forma	$0.33	$0.27	$0.64	$0.51

(1)	The fair value of each option has been estimated on the date of the grant using the Black Scholes option pricing model.

12.    Related Party Transactions

The Bank, as an insured depository institution as defined under Section 3 of the Federal Deposit Investment Act, extends loans to entities in which its directors have significant interests. As of March 31, 2003, there were approximately $3.5 million in loans receivable from an entity in which a director had interests. As of September 30, 2002 there were approximately $1 million in loans receivables from entities in which two directors had interests. These loans and their terms have been reviewed and approved by the Bank’s board of directors.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Form 10-Q, “BankUnited,” “we,” “us” and “our” refers to BankUnited and its subsidiaries on a consolidated basis. The following discussion and analysis and the related financial data present a review of BankUnited’s consolidated operating results for the three and six-month periods ended March 31, 2003 and 2002 and consolidated financial condition as of March 31, 2003. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in BankUnited’s Annual Report on Form 10-K for the year ended September 30, 2002.

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

Critical Accounting Policies

BankUnited’s financial position and results of operations are impacted by management’s application of accounting policies involving judgments made to arrive at the carrying value of certain assets. Management’s greatest challenge in implementing its policies is the need to make estimates about the effect of matters that are inherently less than certain. Critical accounting policies applied by BankUnited are those that relate to the loan portfolio, which includes the allowance for loan losses and the valuation of mortgage servicing rights pertaining to the sale of, or securitization of mortgage loans. A variety of estimates impact the carrying value of the loan portfolio, including the amount of the allowance for loan losses, the placement of loans on non-accrual status, and the valuation of loans held for sale and mortgage servicing rights.

For a more detailed discussion on these critical accounting policies, see “Critical Accounting Policies” on page 21 of BankUnited’s Annual Report on Form 10-K for the year ended September 30, 2002.

Recent Developments

On February 3, 2003, BankUnited announced the addition of Sharon A. Brown as an independent member of its Board of Directors. Ms. Brown will serve on the Audit Committee and will qualify as an “audit committee financial expert” in compliance with rules adopted by the Securities and Exchange Commission. Ms. Brown is Director of Alumni and External Affairs for the University of Miami School of Business Administration and previously served as Assistant Dean for Administration and Development. Ms. Brown was a partner at Coopers & Lybrand, where she worked for 25 years, prior to joining the University of Miami in 1992. At Coopers & Lybrand, Ms. Brown’s clients included financial institutions, non-profit organizations and major organizations in government and education. She advised senior management on accounting, auditing, financial, and operations issues, and developed expertise in financial reporting, internal control reviews, major financing, acquisition reviews and other areas. She became a partner of that firm in 1979. Ms. Brown is a member of the Audit Committee of the School Board of Miami-Dade County, and served on the five-member citizen board appointed by Governor Chiles in 1998 to oversee the financial recovery of the City of Miami. Ms. Brown is a long-standing member of the Florida Institute of Certified Public Accountants where she has chaired various committees, including County Agency Audits, State and Local Government, Relations with Financial Institutions, and Structure and Governance. She also served as the organization’s President in 1986. The Florida House of Representatives recognized Ms. Brown for her service as president of the FICPA and for having devoted most of her professional career to improving the quality and integrity of local governmental audits.

BankUnited announced on February 3, 2003 that it was added to the S&P Small Cap 600 GICS (Global Industry Classification Standard) Banks sub-industry after the close of trading on Tuesday, February 4, 2003. The S&P SmallCap 600 Index consists of 600 domestic stocks chosen for market size, liquidity and industry group representation.

BankUnited believes that the branch network will continue to play a vital role in building banking relationships and toward this objective has opened its 41st branch location during the 2nd quarter of fiscal 2003 in the Broward County community of Wilton Manors. In addition, BankUnited opened a wholesale lending office in the state of Maryland just after quarter-end.

Shortly following the close of the quarter ended March 31, 2003, BankUnited launched its micro-market strategy for the retail banking operation. The initiative, which divided the company’s marketplace into eleven micro markets, is designed to provide BankUnited customers with an even greater level of high-touch service and to enhance community ties. Emphasizing that it is a true market-driven strategy, the company has empowered its micro-market managers with enhanced decision-making abilities, greater latitude in community sponsorship and involvement, and customer-centric promotions and product bundles. This should prove to be a highly effective approach in our efforts to build true long-term, loyal, banking relationships. By offering our customers the advantages of community-bank service, localized decision-making, and market-savvy bankers backed by our asset strength and broad product array, we hope to change the banking landscape in our markets. We intend to continue to carve a niche for ourselves by offering more products and services than our community bank competitors, and more high-touch, personalized and flexible service than our larger regional competitors.

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2003 Compared to the Same Period in 2002

General

Net income was $9.6 million for the three months ended March 31, 2003, a 28% increase compared to $7.5 million for the same period in 2002. Basic and diluted earnings per share for the quarter were $0.37 and $0.35, respectively, versus $0.29 and $0.28, respectively, for the same period in 2002. This improvement reflects an increase in net interest income of $1.7 million, a reduction of provision for loan losses of $1.2 million, an increase in non-interest income of $1.6 million, and a reduction of income tax provision of $560 thousand. This was offset by an increase in non-interest expense of $3 million.

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

Yields Earned and Rates Paid

	For the Three Months Ended March 31,
	2003			2002
	Average Balance	Interest	Yield/ (1) Rate	Average Balance	Interest	Yield/ (1) Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net(2)	$4,013,507	$58,421	5.82%	$3,906,684	$64,161	6.58%
Mortgage-backed securities	1,793,259	19,296	4.30	992,438	15,183	6.12
Short-term investments(3)	12,623	110	3.49	24,968	163	2.61
Long-term investments and FHLB stock(4)	296,332	3,463	4.67	210,900	2,886	5.47

Total interest-earning assets	$6,115,721	$81,290	5.32%	$5,134,990	$82,393	6.43%

Interest-bearing liabilities:
NOW/Money market	$578,844	$1,570	1.08%	$375,924	$1,336	1.44%
Savings	706,397	3,161	1.79	704,820	4,647	2.67
Certificates of deposit	1,786,009	16,381	3.67	1,759,505	19,899	4.59
Trust preferred securities(5)	289,142	5,259	7.28	213,597	4,945	9.26
Senior notes	200,000	2,796	5.59	200,000	2,834	5.67
FHLB advances and other borrowings	2,380,854	21,958	3.69	1,707,170	20,297	4.76

Total interest-bearing liabilities	$5,941,246	$51,125	3.46%	$4,961,016	$53,958	4.38%

Excess of interest-earning assets over interest-bearing liabilities	$174,475			$173,974

Net interest income		$30,165			$28,435

Interest rate spread			1.86%			2.05%

Net interest margin			1.96%			2.20%

Ratio of interest-earning assets to interest-bearing liabilities	102.94%			103.51%

(1)	The yields and rates along with the corresponding interest rate spread and net interest margin represent the yields earned and rates paid on BankUnited’s interest-earnings assets and interest-bearing liabilities, respectively, during the three-month periods ended March 31, 2003 and 2002 and do not include any estimates of the effect that accelerated amortization of premiums would have on the yields earned.
(2)	Includes average non-accruing loans of $33.6 million and $26.9 million for the three months ended March 31, 2003 and 2002, respectively. The yields on loans receivable, net include amortization of loan fees.
(3)	Short-term investments include FHLB overnight deposits, federal funds sold, and securities purchased under agreements to resell.
(4)	Long-term investments include agency securities, and trust preferred securities of other issuers.
(5)	Interest and rates include the effect of interest rate swaps.

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

	For the three month period ended March 31, 2003 vs. 2002
	Increase (Decrease) Due to
	Changes in Volume	Changes in Rate	Changes in Rate/ Volume	Total Increase (Decrease)
	(Dollars in thousands)
Interest income attributable to:
Loans receivable, net	$1,757	$(7,399)	$(98)	$(5,740)
Mortgage-backed securities	12,253	(4,505)	(3,635)	4,113
Short-term investments(1)	(81)	55	(27)	(53)
Long-term investments and FHLB stock(2)	1,168	(419)	(172)	577

Total interest-earning assets	$15,097	(12,268)	$(3,932)	$(1,103)

Interest expense attributable to:
NOW/Money market	$731	$(334)	$(163)	$234
Savings	11	(1,551)	54	(1,486)
Certificates of deposit	304	(4,052)	230	(3,518)
Trust preferred securities(3)	1,749	(1,060)	(375)	314
Senior notes	—	(38)	—	(38)
FHLB advances and other borrowings	8,017	(4,571)	(1,785)	1,661

Total interest-bearing liabilities	10,812	(11,606)	(2,039)	(2,833)

Increase (decrease) in net interest income	$4,285	$(662)	$(1,893)	$1,730

(1)	Short-term investments include FHLB overnight deposits, federal funds sold, and securities purchased under agreements to resell.
(2)	Long-term investments include agency securities, and trust preferred securities of other issuers.
(3)	Includes the effect of interest rate swaps.

BankUnited continued to experience a high level of mortgage loan pre-payments as a consequence of historically low mortgage rates during the quarter ended March 31, 2003. Although we produced record residential loan production of $539 million during the quarter, including consumer mortgage loans originated through the branch network, those loans were originated at rates less than the rates of loans which were paid off. This coupled with market-driven competitive deposit pricing, has resulted in a decrease of our net interest margin to 1.96% this quarter as compared to 2.20% for the same period in the prior year, and 2.04% in the previous quarter.

The effect of pre-payments was felt strongly by BankUnited particularly in the area of loans serviced by others (“LSBOs”), which were purchased several years ago. The LSBOs portfolio has pre-paid at a rate more than double that of the bank’s self-originated residential portfolio, and now has a balance of $385 million. BankUnited anticipates continued rapid pre-payments and substantial depletion of this portfolio over the next several quarters, which will continue to have an adverse effect on the company’s interest-rate margin until reaching its end. Notwithstanding the high pre-payment levels, BankUnited’s self-originated total loan portfolio showed growth of $183 million over the quarter ended December 31, 2002. BankUnited expects that it will continue to be able to offset the LBSO run-off with BankUnited-originated loans and that this strategy will help strengthen the interest margin over time.

The average balance of Mortgage-Backed Securities increased significantly during the three months ended March 31, 2003. This increase generated sufficient interest income due to changes in volume to help offset the margin compression experienced during the quarter. These securities were purchased at the end of the quarter ended December 31, 2002. The result was an increase in net interest income of $1.7 million for the three months ended March 31, 2003 as compared to 2002.

Analysis of Non-Interest Income and Expenses

	For the Three Months Ended March 31,
	2003	2002	Change
	(Dollars in thousands)
Non-interest income:
Service fees on loans(1)	$56	$635	$(579)	(91.2)%
Service fees on deposits	991	819	172	21.0%
Service fees on other	312	237	75	31.6%
Insurance and investment services income	626	1,084	(458)	(42.3)%
Net gain on sale of investment and mortgage-backed securities	158	52	106	203.8%
Net gain on sale of loans and other assets	1,702	921	781	84.8%
Other	2,212	664	1,548	233.1%

Total non-interest income	$6,057	$4,412	$1,645	37.3%

(1)	Includes loan servicing fees, net of amortization of servicing rights and loan fees.

Non-interest income reached $6.1 million for the three months ended March 31, 2003, which is an increase of $1.6 million over the same period in the prior year. The decrease in service fees on loans, net of $579 thousand includes an increase in servicing fee income of $183 thousand, an increase in amortization of mortgage servicing rights of $675 thousand and a decrease in loan fees of $87 thousand. The increase in amortization of mortgage servicing rights is largely the result of a high level of pre-payments occurring during the three months in the current low interest rate environment. The increase in service fees on deposits of 21.0% is the direct result of growth in core deposits, particularly non-interest bearing accounts. We expect continued improvement in generating service fees as we focus on expanding our banking office system and implementing our micro-market strategy.

BankUnited realized $1.9 million from the sale of assets, in the form of loans and securitized loans which were originated for sale. Also included in other non-interest income was a life insurance benefit payment of $1.1 million.

	For the Three Months Ended March 31,
	2003	2002	Change
	(Dollars in thousands)
Non-interest expenses:
Employee compensation and benefits	$9,708	$7,635	$2,073	27.2%
Occupancy and equipment	3,005	2,692	313	11.6%
Telecommunications and data processing	1,209	1,154	55	4.8%
Advertising and promotion expense	1,256	1,725	(469)	(27.2)%
Professional fees—legal and accounting	1,200	1,241	(41)	(3.3)%
Loan servicing expense(1)	362	809	(447)	(55.3)%
Insurance	289	269	20	7.4%
Other operating expenses	4,282	2,792	1,490	53.4%

Total non-interest expenses	$21,311	$18,317	$2,994	16.3%

(1)	Loan servicing expense relates to LSBOs.

Non-interest expenses increased by $3 million for the three months ended March 31, 2003 compared to the same period in 2002. As BankUnited continues to expand its operations, it is expected that non-interest expenses may increase. The largest portion of the increase for the period ended March 31, 2003 was $2.1 million in employee and benefits. There were 689 full time equivalent employees at March 31, 2003 as compared to 610 at March 31, 2002. The reduction in advertising and promotion expense of $469 thousand during the three months ended March 31, 2003 compared to the prior year reflects management’s intention to minimize such expenditures until they could be aligned with BankUnited’s micro market strategy for the retail banking operation. Management expects that advertising expenditures may increase, as well as the return on those expenditures as BankUnited heads in that strategic direction. Loan servicing fees are decreasing as the LSBO’s run off. In addition, a $1.8 million charge was recorded in other operating expense during the three months ended March 31, 2003 related to the redemption of BankUnited’s 9.60% Trust Preferred Securities. Excluding the increase in employee compensation of $2.1 million and the $1.8 million charge related to the redemption of Trust Preferred Securities, non-interest expenses have decreased, demonstrating our efforts to reduce such costs. Management continues to institute expense control programs while allowing for expenditures that will enhance infrastructure and promote growth.

The decrease in the provision for income taxes of $560 thousand for the three months ended March 31, 2003, compared to 2002, reflects a change in BankUnited’s effective tax rate due to the non-taxable nature of a life insurance benefit payment of $1.1 million received in the second quarter of fiscal 2003 as well as tax planning strategies.

For the Six Months Ended March 31, 2003 Compared to the Same Period in 2002.

General

Net income for the first six months of fiscal 2003 was $18.4 million compared to $14.4 million for the same period last year, a 28% increase. Basic and diluted earnings per share for the six months ended March 31, 2003, were $0.72 and $0.67, respectively, versus $0.57 and $0.54, respectively, for the same period in the prior year. This represents increases of 26% and 24% for basic and diluted earnings per share, respectively. This improvement reflects an increase in net interest income of $3.8 million, a reduction of provision for loan losses of $2.9 million, an increase in non-interest income of $2.9 million, offset by an increase in non-interest expense of $4.8 million and an increase of income tax provision of $756 thousand.

Analysis of Net Interest Income

Yields Earned and Rates Paid

	For the Six Months Ended March 31,
	2003			2002
	Average Balance	Interest	Yield/(1) Rate	Average Balance	Interest	Yield/(1) Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net(2)	$4,021,920	$119,634	5.95%	$3,887,871	$130,248	6.70%
Mortgage-backed securities	1,496,505	32,967	4.41	935,782	28,633	6.12
Short-term investments(3)	13,287	227	3.32	18,558	314	3.35
Long-term investments and FHLB stock(4)	277,137	6,722	4.85	207,453	5,843	5.63

Total interest-earning assets	$5,808,849	$159,550	5.49%	$5,049,664	$165,038	6.54%

Interest-bearing liabilities:
NOW/Money markets	$538,914	$3,086	1.15%	$350,587	$2,494	1.43%
Savings	721,189	7,232	2.01	684,421	9,804	2.87
Certificates of deposit	1,765,628	33,438	3.79	1,752,766	42,505	4.86
Trust Preferred Securities(5)	277,003	10,135	7.32	210,039	9,874	9.40
Senior notes	200,000	5,611	5.61	200,000	5,664	5.66
FHLB advances and other borrowings	2,109,009	42,275	4.01	1,664,553	40,702	4.84

Total interest-bearing liabilities	$5,611,743	$101,777	3.61%	$4,862,366	$111,043	4.56%

Excess of interest-earning assets over interest-bearing liabilities	$197,106			$187,298

Net interest income		$57,773			$53,995

Interest rate spread			1.88%			1.98%

Net interest margin			2.00%			2.15%

Ratio of interest-earning assets to interest-bearing liabilities	103.51%			103.85%

(1)	The yields and rates along with the corresponding interest rate spread and net interest margin represent the yields earned and rates paid on BankUnited’s interest-earnings assets and interest-bearing liabilities, respectively, during the six-month periods ended March 31, 2003 and 2002 and do not include any estimates of the effect that accelerated amortization of purchased premiums would have on the yields earned.
(2)	Includes average non-accruing loans of $31.5 million and $28.1 million for the six months ended March 31, 2003 and 2002, respectively.
(3)	Short-term investments include FHLB overnight deposits, federal funds sold, and securities purchased under agreements to resell.
(4)	Long-term investments agency securities, and trust preferred securities by other issuers.
(5)	Interest and rates include the effect of interest rate swaps.

Rate/Volume Analysis

	For the six month period ended March 31, 2003 vs. 2002
	Increase (Decrease) Due to
	Changes in Volume	Changes in Rate	Changes in Rate/ Volume	Total Increase (Decrease)
	(Dollars in thousands)
Interest income attributable to:
Loans receivable, net	$4,491	$(14,597)	$(508)	$(10,614)
Mortgage-backed securities	17,158	(8,020)	(4,804)	4,334
Short-term investments(1)	(88)	6	(5)	(87)
Long-term investments and FHLB stock(2)	1,962	(808)	(275)	879

Total interest-earning assets	23,523	(23,419)	(5,592)	(5,488)

Interest expense attributable to:
NOW/Money Market	1,347	(499)	(256)	592
Savings	528	(2,958)	(142)	(2,572)
Certificates of deposit	313	(9,398)	18	(9,067)
Trust Preferred Securities(3)	3,147	(2,187)	(699)	261
Senior notes	0	(53)	—	(53)
FHLB advances and other borrowings	10,756	(6,916)	(2,267)	1,573

Total interest-bearing liabilities	16,091	(22,011)	(3,346)	(9,266)

Increase in net interest income	$7,432	$(1,408)	$(2,246)	$3,778

(1)	Short-term investments include FHLB overnight deposits, federal funds sold, and securities purchased under agreements to resell.
(2)	Long-term investments include agency securities, and trust preferred securities by other issuers.
(3)	Includes the effect of interest rate swaps.

As indicated in the discussion of results for the three months ended March 31, 2003, the high levels of residential loan pre-payments resulting from historically low mortgage rates, coupled with market-driven competitive deposit pricing, has resulted in compression of the net interest margin. The net interest margin for the six months ended March 31, 2003 was of 2.00% compared to 2.15% for the same period in the prior year. The effect of pre-payments was especially evident in the area of LSBOs, which were purchased several years ago. This portfolio, which stood at $687 million at September 30, 2002, has pre-paid at a rate more than double that of the bank’s self-originated residential portfolio, and now has a balance of $385 million. BankUnited anticipates continued rapid pre-payments and substantial depletion of this portfolio over the next several quarters, which will continue to have an adverse effect on the company’s interest-rate margin until reaching its end. BankUnited will continue to offset the LSBO run-off with BankUnited originated loans and expects this strategy to help strengthen the interest rate margin over time. Despite the negative impacts of pre-payments, BankUnited was able to generate $4.5 million in additional interest income from additional loan volume.

The interest income generated from an increase in average mortgage-backed securities for the six months ended March 31, 2003 compared to 2002 helped to reduce margin compression by generating an additional $12.3 million in interest income. While interest expense decreased significantly for the six months ended March 31, 2003 compared to 2002 due to lower deposit and borrowing rates, competition prevented BankUnited from significantly lowering rates on deposits to offset the reduction of yield on its assets. There was also an increase in interest expense of $1.6 from FHLB advances fueled mostly by an increase in average balances. BankUnited utilizes advances from the FHLB to fund growth mostly in the loan and securities portfolios.

Analysis of Non-Interest Income and Expenses

	For the Six Months Ended March 31
	2003	2002	Change
	(Dollars in thousands)
Non-interest income:
Service fees on loans(1)	$308	$1,056	$(748)	(70.8)%
Service fees on deposits	2,020	1,635	385	23.5%
Service fees on other	604	439	165	37.6%
Insurance and investment service income	1,320	2,181	(861)	(39.5)%
Net gain on sale of investment and mortgage-backed securities	755	882	(126)	(14.4)%
Net gain on sale of loans and other assets	3,768	1,512	2,255	149.2%
Other	3,022	1,220	1,802	147.7%

Total non-interest income	$11,797	$8,925	$2,872	32.2%

(1)	Includes loan servicing fees, net of amortization of servicing assets and loan fees.

Non-interest income reached $11.8 million for the six months ended March 31, 2003, which is an increase of $2.9 million over the same period in the prior year. The decrease in service fees on loans, net of $748 thousand includes an increase in servicing fee income of $317 thousand, an increase in amortization of mortgage servicing rights of $1.2 million and an increase in loan fees of $149 thousand. The increase in amortization of mortgage servicing rights is largely the result of increased levels of pre-payments occurring during the six months in the current low interest rate environment. The increase in service fees on deposits of 23.5% is the direct result of growth in core deposits, particularly non-interest bearing accounts. As we focus on expanding our banking office system and implementing our micro-market strategy, we expect continued improvement in these categories.

BankUnited realized gains of $3.1 million from the sale of assets, in the form of loans and securitized loans, which were originated for sale. Also included in other non-interest income was a life insurance benefit payment of $1.1 million.

	For the Six Months Ended March 31
	2003	2002	Change
	(Dollars in thousands)
Non-interest expenses:
Employee compensation and benefits	$18,369	$14,413	$3,956	27.4%
Occupancy and equipment	5,953	5,316	637	12.0%
Telecommunications and data processing	2,419	2,161	258	11.9%
Advertising and promotion expense	2,443	3,280	(837)	(25.50)%
Professional fees—legal and accounting	2,347	2,256	91	4.0%
Loan servicing expense(1)	847	1,732	(885)	(51.1)%
Insurance	569	517	52	10.1%
Other operating expenses	6,599	5,117	1,482	29.0%

Total non-interest expenses	$39,546	$34,792	$4,754	13.7%

(1)	Loan servicing expenses relate to LSBOs.

Non-interest expense increased by $4.8 million for the six months ended March 31, 2003 compared to the same period in 2002. The largest portion of the increase was due to increases in employee compensation and benefits. It was expected that employee compensation and benefits would increase as BankUnited invests in key personnel, including senior executives hired in fiscal 2003, hires branch personnel for our new banking centers, adds sales and service personnel, absorbs an increase in health care costs of over 30%, and as commissions increase from higher production volumes for loans, deposits and other products. A significant number of the new employees were hired to support residential mortgage lending. Occupancy increased as we opened two branch offices during the first six months of fiscal 2003 and a residential loan operations center. The reduction in advertising and promotion expense of $837 thousand during the six months ended March 31, 2003 compared to the prior year reflects management’s intention to minimize such expenditures until they could be aligned with BankUnited’s micro market strategy for the retail banking operation. Management expects advertising expenditures to increase, as well as the return on those expenditures as BankUnited heads in that strategic direction. Loan servicing fees are decreasing as LSBOs run off. In addition, a $1.8 million charge was recorded in other operating expenses during the second quarter of fiscal 2003 related to the redemption of BankUnited’s 9.60% Cumulative Trust Preferred Securities. Excluding the increase in employee compensation of $4.0 million and the $1.8 million charge related to the redemption of Trust Preferred Securities, non-interest expenses have decreased, demonstrating our efforts to reduce such costs. Management continues to institute expense control programs while allowing for expenditures that will enhance infrastructure and promote growth.

The increase in the provision for income taxes of $756 thousand for the three months ended March 31, 2003, compared to 2002, reflects an increase in taxable income but also reflects a change in BankUnited’s effective tax rate due to the non-taxable nature of a life insurance benefit payment of $1.1 million received in the second quarter of fiscal 2003 as well as tax planning strategies.

LIQUIDITY

BankUnited’s objective in managing liquidity is to meet all cash flow requirements, including those from operating activities, customer demands on deposits and debt obligations, in a cost-effective manner. This objective is achieved through the implementation of BankUnited’s Asset/Liability Management Policy, which also strives to maintain earnings performance consistent with long-term goals and within acceptable levels of risk, while satisfying regulatory capital requirements. For information on the capital requirements that must be maintained by BankUnited, see note 6. Regulatory Capital to the Accompanying Condensed Notes to Consolidated Financial Statements.

In managing liquidity, BankUnited analyzes various sources of short-term funding used to meet short-term demands. In addition to funds provided by operating activities, BankUnited also relies on funds provided by both investing and financing activities. Funds provided by investing activities include: proceeds from the sale and/or maturities of investments, mortgage-backed securities, and securitized loans. Funds provided by financing activities include: deposits from customers, advances from the FHLB, proceeds from securities sold under agreements to repurchase and other borrowings, issuances of trust preferred securities, and issuance of stock.

Cash and cash equivalents decreased by approximately $385 million for the six months ended March 31, 2003, to $88 million versus $472 million at September 30, 2002. The relatively large cash and cash equivalent balance at the end of fiscal 2002 anticipated funding investments in mortgage-backed securities during fiscal 2003. The net increase in the mortgage-backed securities portfolio of $831 million was funded in part with this decrease in cash and cash equivalents. Other means of funding the increase in mortgage-backed securities came from an increase in deposits and additional borrowings from securities sold under agreements to repurchase and FHLB advances. See the discussion below on sources and uses of funds.

Cash used in operating activities for the six months ended March 31, 2003 was $351 million. The most significant items in that figure include net income of $18.4 million, the funding of loans originated for sale of $433 million, and proceeds from the sale of loans of $49 million.

Significant sources of funds from investing activities for the six months ended March 31, 2003 include payments on loans, investment, and mortgage-backed securities of $1.3 billion, $49 million, and $491 billion, respectively, and proceeds from the sale of loans, investments, and mortgage-backed securities of $49 million, $41 million and $274 million, respectively.

Significant sources of funds provided by financing activities include: a net increase in deposits, FHLB advances, and other borrowings of $96 million, $203 million, and $178 million, respectively. In addition, BankUnited received $51 million through the issuance of trust preferred securities.

Significant uses of funds in investing activities for the six months ended March 31, 2003 included; funding $1.5 billion in loans, and purchasing $1.2 billion and $77 million in mortgage-backed and investment securities.

In addition, BankUnited purchased $59 million of other earning assets and $20 million of bank-owned life insurance.

Significant uses of funds in financing activities for the six months ended March 31, 2003 include the redemption of 9.60% Trust Preferred Securities of $46 million. BankUnited anticipates retiring additional high-interest debt through funds raised through additional equity or debt offerings in the near future.

On March 11, 2002, BankUnited Financial Corporation requested that Moody’s Investor Services withdraw its ratings of the Company’s subsidiaries, BankUnited FSB, BankUnited Capital, BankUnited Capital II and BankUnited Capital III, which were involved in the issue of certain indebtedness, including trust preferred securities. This request followed BankUnited’s recent call for redemption of its 9.60% Cumulative Trust Preferred Securities (Nasdaq: BKUNZ), which had been rated by Moody’s. Certain of its other trust preferred securities, also previously rated by Moody’s, may be called, in whole or in part, in the near future.

As of March 31, 2003, BankUnited had $556 million in investments and mortgage-backed securities pledged against securities sold under agreements to repurchase with an outstanding balance of $533 million.

As of March 31, 2003 BankUnited had approximately $562 million in additional borrowing capacity not including funds that may be raised through additional debt or equity offerings.

BankUnited is not aware of any events, or uncertainties, which may impede liquidity in the short or long-term.

FINANCIAL CONDITION

The following is a discussion of significant changes from September 30, 2002 to March 31, 2003 in the Statement of Financial Condition. For a discussion of changes in cash and cash equivalents, see LIQUIDITY.

Assets continue to grow, and now total $6.6 billion versus $6.0 billion at September 30, 2002. The Bank is maintaining its strong capital position well in excess of regulatory requirements, with core and risk-based capital ratios of 7.5% and 16.9%, respectively.

Assets

Investments available for sale—Investments available for sale increased by $40 million or 23.3%, to $212 million at March 31, 2003. This increase is the net result of $77 million in purchases and $39 million in sales which resulted in a gain of $1.4 million. In addition, there was an increase of $2 million due to an adjustment for the changes in fair value as of March 31, 2003. Included in the purchases of $77 million were investments in agency notes and preferred securities of $55 million, and trust preferred securities issued by others of $19 million. The sales of $39 million includes $25 million of agency notes, $10.5 million of trust preferred securities of other issuers by others, and the balance of $3.5 million from the sale of equity securities.

Mortgage-backed securities available for sale—Mortgage-backed securities available for sale increased by $831 million or 73.1%, to just under $2.0 billion at March 31, 2003. This net increase is primarily the result of purchases of $1.3 billion, including $91 million pending settlement, and securitizations of $286 million. This was offset with repayments of $491 million, and sales of $274 million of securities created through the securitization of residential mortgage loans. The sales of $274 million resulted in losses of $684 thousand which is reflected in net gain on sale of investments and mortgage-backed securities in the consolidated statement of operations. In addition, there was a reduction due to the amortization of premiums and discounts of $6.7 million, and an increase of $1.1 million due to change in fair value as of March 31, 2003. The relatively high level of amortization of premiums and discounts during the six-month period is the result of increased levels of pre-payments occurring in the current low interest rate environment.

Loans—Loans receivable, net (including loans held for sale) increased by $61 million to $4.1 billion at March 31, 2003. This net increase stems primarily from funding loans in the amount of $1.5 billion, offset by repayments of $ 1.1 billion, securitizations of $286 million, and sales of $45 million. The sales resulted in gains of $3.8 million, which also includes activity in connection with the securitization of loans.

Mortgage servicing rights—Mortgage servicing rights increased by $2.4 million to $9.1 million at March 31, 2003. This net increase is the result of recognizing $5.2 million in servicing rights upon the sale of loans which will continue to be serviced by BankUnited. This increase was offset by the amortization of $2.8 million resulting mostly from acceleration in prepayments as a result of the low interest rate environment.

Other earning assets—Other earning assets increased by $9.8 million to $101 million at March 31, 2003. This category consists primarily of FHLB stock, which must be purchased in proportion to advances received from the FHLB.

Bank-owned life insurance—Bank-owned life insurance increased by $21 million due to additional purchases of coverage under the policies of $20 million and a net increase in the cash surrender value of $1.4 million.

Liabilities

Deposits—Deposits grew by $96 million to $3.1 billion as of March 31, 2003. As a result of BankUnited’s increased efforts to attract transaction accounts through business relationships, the deposit mix continues to shift towards core deposits. Core deposits, which include checking, savings, and money market accounts provide BankUnited with funds at a lower cost than time deposits. This is most evident by a sharp increase in non-interest bearing deposits of $28 million or 24% compared to September 30, 2002. The total increase in core deposits for the six months ended March 31, 2003 was $72 million, compared to $24 million for time deposits. BankUnited believes that the expansion of the branch network will continue to play a vital role in building banking relationships. Coupled with BankUnited’s micro-market strategy, management expects the branch network to facilitate a further shift in deposit mix towards core deposits.

Securities sold under agreements to repurchase—Securities sold under agreements to repurchase increased by $179 million to reach $533 million as of March 31, 2003. BankUnited utilized these borrowings primarily, to fund the increase of mortgage-backed securities and loans.

Advances from Federal Home Loan Bank—FHLB advances increased by $203 million to reach $2 billion as of March 31, 2003. BankUnited utilized these advances primarily, to fund the purchase of mortgage-backed securities.

Trust Preferred Securities—Trust preferred securities increased by $6.7 million, to $260 million at March 31, 2002. The net increase of $6.7 million is primarily the result of $51 million of net proceeds received from the issuance by BankUnited Statutory Trust IV, BankUnited Statutory Trust V, and BankUnited Statutory Trust VI offset by the redemption in the second quarter of fiscal 2003 of $46 million in 9.60% trust preferred securities issued by BankUnited Capital II (see note 4. Company Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trusts Holding Solely Junior Subordinated Deferrable Interest Debentures of BankUnited of the Accompanying Condensed Notes to Consolidated Financial Statements). The redemption resulted in the write off of approximately $1.8 million, which was recorded in the same period. In addition, there was an increase of $311 thousand as a result of an adjustment as required by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” See note 8. Accounting for Derivatives and Hedging Activities of the Accompanying Condensed Notes to Consolidated Financial Statements for a full description of this transaction.

Asset Quality

Non-performing assets as of March 31, 2003 were $42.6 million, which represents an increase of $10.9 million, or 34%, from $31.7 million as of September 30, 2002.

BankUnited places great importance on safeguarding its credit quality, and supports this through high credit standards and a centralized credit policy area. Second quarter results, however, indicated a sharp increase in non-performing loans as a percentage of total loans primarily as a result of one commercial credit that BankUnited expects to be resolved next quarter. BankUnited expects no additional impairment associated with this particular credit. BankUnited’s allowance for loan losses as a percentage of total loans is currently at 0.53% as of March 31, 2003, up from 0.51% as of September 30, 2002.

The following table sets forth additional information concerning BankUnited’s non-performing assets at March 31, 2003 and September 30, 2002.

	March 31, 2003	September 30, 2002
	(Dollars in thousands)
Non-accrual loans	$36,931	$27,664
Restructured loans	311	315
Loans past due 90 days and still accruing(1)	—	—

Total non-performing loans	37,242	27,979
Non-accrual tax certificates	537	696
Real estate owned	4,765	3,003

Total non-performing assets	$42,544	$31,678

Allowance for losses on tax certificates	$606	$771
Allowance for loan losses	21,662	20,293

Total allowance	$22,268	$21,064

Non-performing assets as a percentage of total assets	0.64%	0.53%
Non-performing loans as a percentage of total loans	0.91%	0.70%
Allowance for loan losses as a percentage of total loans	0.53%	0.51%
Allowance for loan losses as a percentage of non-performing loans	58.17%	72.53%
Total allowance as a percentage of non-performing assets	52.34%	66.49%
Net annualized year-to-date charge-offs as a percentage of average total loans	0.06%	0.12%

BankUnited’s allowance for loan losses is established and maintained based upon management’s evaluation of the risks inherent in BankUnited’s loan portfolio, including the economic trends and other conditions in specific geographic areas as they relate to the nature of BankUnited’s portfolio.

The following table sets forth the change in BankUnited’s allowance for loan losses for the three and six months ended March 31, 2003 and 2002.

	For the Three Months Ended		For the Six Months Ended
	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002
	(In thousands)
Allowance for loan losses, balance (at beginning of period)	$20,853	$17,684	$20,293	$15,940
Provisions for loan losses	1,250	2,450	2,550	5,400
Loans charged off :
One-to-four family residential mortgages(1)	(88)	(248)	(169)	(320)
Commercial real estate	—	(887)	—	(887)
Commercial business	(339)	(1,187)	(976)	(2,201)
Consumer(1)	(44)	(19)	(77)	(183)

Total loans charged off	(471)	(2,341)	(1,222)	(3,591)

Recoveries
Commercial business	22	32	27	70
Consumer(1)	8	6	14	12

Total recoveries	30	38	41	82

Allowance for loan losses, balance (at end of period)	$21,662	$17,831	$21,662	$17,831

(1)	Specialty consumer mortgage loans originated through our branch network are included in one-to-four family residential loans.

The following table sets forth BankUnited’s allocation of the allowance for loan losses by category as of March 31, 2003 and September 30, 2002.

	March 31, 2003	September 30, 2002
	(In thousands)
Balance at the end of the period applicable to:
One-to-four family residential mortgages(1)	$4,489	$4,096
Multi-family residential mortgages	415	281
Commercial real estate	4,888	3,834
Construction	1,532	1,007
Land	745	746
Commercial business	5,119	5,420
Consumer(1)	2,171	2,094
Unallocated	2,303	2,815

Total allowance for loan losses	$21,662	$20,293

(1)	Specialty consumer mortgage loans originated through our branch network are included in one-to-four family residential loans.

Loan Portfolio

The following table sets forth the composition of BankUnited’s loan portfolio, including loans held for sale, at March 31, 2003 and September 30, 2002.

	March 31, 2003		September 30, 2002
	Amount	Percent of Total(1)	Amount	Percent of Total(1)
	(Dollars in thousands)
Mortgage loans:
One-to-four family residential mortgages(2)	$3,122,413	83.7%	$3,096,312	83.4%
Multi-family residential mortgages	35,334	1.0%	25,456	0.7%
Commercial real estate	178,576	4.8%	183,311	4.9%
Construction	137,554	3.7%	98,697	2.7%
Land	25,230	0.7%	27,636	0.7%

Total mortgage loans	3,499,107	93.9%	3,431,412	92.4%

Other loans:
Commercial business	112,900	3.0%	168,679	4.5%
Consumer(2)	105,936	2.8%	103,118	2.8%

Total other loans	218,836	5.8	271,797	7.3%

Total loans	3,717,943	99.7%	3,703,209	99.7%
Unearned discounts, premiums and deferred loan fees, net	33,499	0.9%	30,449	0.8%
Allowance for loan losses	(21,662)	(0.6)%	(20,293)	(0.5%)

Loans held for investment, net	$3,729,780	100.0%	$3,713,365	100.0%

Mortgage loans held for sale	323,568		278,759

Total loans, net	$4,053,348		$3,992,124

(1)	Percent of Total is calculated using “Loans held for investment, net” in the denominator.
(2)	Specialty consumer mortgage loans originated through our branch network are included in one-to-four family residential loans.

Securities Portfolio

Investments

Presented below is an analysis of investments designated as available for sale.

	March 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. government agency securities	$53,003	$942	$(192)	$53,753
Equity securities	880	15	—	895
Trust preferred securities of other issuers	70,401	2,451	(1,843)	71,009
Other(1)	83,752	2,227	(1)	85,978

Total	$208,036	$5,635	$(2,036)	$211,635

	September 30, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. government agency securities	$53,082	$65	$(387)	$52,760
Equity securities	4,242	132	(216)	4,158
Trust preferred securities of other issuers	58,875	2,621	(1,386)	60,110
Other(1)	53,829	801	(73)	54,557

Total	$170,028	$3,619	$(2,062)	$171,585

(1)	Other includes mutual funds, preferred stock of FHLMC, and bonds.

Investment securities available for sale as of March 31, 2003 and September 30, 2002, by contractual maturity, are shown below.

	March 31, 2003		September 30, 2002
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	( In thousands)
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	6,009	6,107	3,081	3,146
Due after five years through ten years	77,740	80,144	52,830	26,850
Due after ten years	123,407	124,489	109,875	137,431
Equity securities	880	895	4,242	4,158

Total	$208,036	$211,635	$170,028	$171,585

Mortgage-Backed Securities

Presented below is an analysis of mortgage-backed securities designated as available for sale.

	March 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
GNMA mortgage-backed securities	$42,205	$2,566	$—	$44,771
FNMA mortgage-backed securities	344,951	9,893		354,844
FHLMC mortgage-backed securities	164,282	4,111	—	168,393
Collateralized mortgage obligations	32,232	178	(7)	32,403
Mortgage pass-through certificates	1,356,084	11,706	(563)	1,367,227

Total	$1,939,754	$28,454	$(570)	$1,967,638

	September 30, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
GNMA mortgage-backed securities	$61,804	$3,311	$—	$65,115
FNMA mortgage-backed securities	335,755	10,887	—	346,642
FHLMC mortgage-backed securities	176,426	4,951	—	181,377
Collateralized mortgage obligations	91,819	1,618	—	93,437
Mortgage pass-through certificates	444,022	6,041	—	450,063

Total	$1,109,826	$26,808	$—	$1,136,634

Mortgage-backed securities available for sale as of March 31, 2003 and September 30, 2002, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2003		September 30, 2002
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$43	$44	$—	$—
Due after one year through five years	486	504	21,037	21,411
Due after five years through ten years	23,683	24,097	36,455	37,596
Due after ten years	1,915,542	1,942,993	1,052,334	1,077,627

Total	$1,939,754	$1,967,638	$1,109,826	$1,136,634

When BankUnited securitizes and sells residential mortgage loans, it retains mortgage servicing rights and securities, which are considered retained interests in the securitized loans. Gain or loss on the sale of the receivables depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of the transfer. Fair value is derived from current market information and assumptions for similar products. The investors in the securitized assets have no recourse to BankUnited for failure of debtors to pay when due.

During the six months ended March 31, 2003, BankUnited securitized $286 million of residential mortgage loans. These loans were securitized with Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporatopn (“FHLMC”) and transferred into BankUnited’s mortgage-backed securities available for sale portfolio. During the same period BankUnited sold $275 million of securitized loans, recognizing net gains of $2.7 million. In connection with the sale of the securitized loans during the six months ended March 31, 2003, BankUnited retained mortgage servicing rights with a fair value of $4.7 million. At March 31, 2003, BankUnited’s retained interests from securitized loans, not including mortgage servicing rights, had a fair value of $74.1 million.

When BankUnited retains servicing responsibilities from these securitization transactions, it receives annual servicing fees approximating 0.25% of the outstanding receivable balance.

The value of the retained interest is subject to prepayment risk on the transferred financial assets, and the general level of interest rates. At March 31, 2003, key economic assumptions and the sensitivity of the current fair value of securities remaining from securitizations to immediate 10% and 20% adverse changes in those assumptions are as follows:

Retained Securities
(Dollars in thousands)
Carrying amount (fair value) of retained securities	$74,072
Weighted average life in years	1.5
Annual prepayment assumption	24.93%
Impact on fair value of 10% adverse change	$(400)
Impact on fair value of 20% adverse change	$(609)
Annual cash flow discount rate	2.25%
Impact on fair value of 10% adverse change	$(396)
Impact on fair value of 20% adverse change	$(764)

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

The total principal amount of loans underlying the retained securities at March 31, 2003 was $70.7 million, none of which was 60 days or more past due. There were no credit losses during the six months ended March 31, 2003 from the loans underlying the retained securities outstanding at March 31, 2003.

Related Party Transactions

The Bank, as an insured depository institution as defined under Section 3 of the Federal Deposit Investment Act, extends loans to entities in which its directors have significant interests. As of March 31, 2003, there were approximately $3.5 million in loans receivable from an entity in which a director has interests. As of September 30, 2002 there were approximately $1 million in loans receivables from entities in which two directors had interests. These loans were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons, and did not involve more than the normal risk of collectibility or present other unfavorable features. These loans and their terms have been reviewed and approved by the Bank’s board of directors.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The discussion contained in BankUnited’s Annual Report on Form 10-K for the year ended September 30, 2002, under Item 7a, “Quantitative and Qualitative Disclosures about Market Risk,” provides detailed quantitative and qualitative disclosures about market risk and should be referenced for information thereon. In addition, the following discussion addresses the sources and effects of developments during the six months ended March 31, 2003 which related to risks associated with investments and mortgage-backed securities.

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

Risks Associated with Investments and Mortgage-Backed Securities.    BankUnited purchases fixed and adjustable rate mortgage-backed securities and other securities for liquidity, yield and risk management purposes. Changes in market interest rates associated with BankUnited’s investments and mortgage-backed securities could have a material adverse effect on BankUnited’s carrying value of its securities. Such changes in the carrying value of mortgage-backed securities and other securities classified as available-for-sale would be reflected, net of taxes, as a component of stockholders’ equity. See note 7. Comprehensive Income to the Accompanying Condensed Notes to Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Securities Portfolio.”

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

PART II—OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

3.1	BankUnited Financial Corporation’s Articles of Incorporation as amended.

10.1	Form of Change in Control Agreement between BankUnited Financial Corporation and Robert Marsden.*

10.2	Form of Change in Control Agreement between BankUnited Financial Corporation and Carlos Fernandez-Guzman.*

10.3	Form of Change in Control Agreement between BankUnited Financial Corporation and Douglas Sawyer.*

10.4	Form of change in Control Agreement between BankUnited Financial Corporation and Roberta Kressel.*

99.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Contract with Management

(b)  Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

BANKUNITED FINANCIAL CORPORATION

/s/  Humberto L. Lopez

By:

Humberto L. Lopez

Senior Executive Vice President and Chief Financial Officer

Date:    May 02, 2003

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

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 02, 2003

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

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 02, 2003

/s/ Humberto L. Lopez
Humberto L. Lopez Senior Executive Vice President and Chief Financial Officer

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2003

INDEX TO EXHIBITS

Exhibit No.	Numbered Page
3.1	BankUnited Financial Corporation’s Articles of Incorporation as amended.
10.1	Form of Change in Control Agreement between BankUnited Financial Corporation and Robert Marsden.*
10.2	Form of Change in Control Agreement between BankUnited Financial Corporation and Carlos Fernandez-Guzman.*
10.3	Form of Change in Control Agreement between BankUnited Financial Corporation and Douglas Sawyer.*
10.4	Form of change in Control Agreement between BankUnited Financial Corporation and Roberta Kressel.*
99.1	Certifications of Chief Executive Officer and Chief Financial Officer.

*	Contract with Management.