Form 10-K/A
period 2002-09-30
BANKUNITED FINANCIAL CORP
filed 2003-05-21
CIK 894490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number 1-13921

BANKUNITED FINANCIAL CORPORATION

(Exact name of Registrant as specified in its charter)

Florida	65-0377773
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

255 Alhambra Circle, Coral Gables, Florida	33134
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (305) 569-2000

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, $.01 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.            Yes X             No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐

The aggregate market value of the Class A Common Stock and Class B Common Stock held by non-affiliates of the Registrant, based upon the average price on May 16, 2003, was $461,850,410*. The Class A Common Stock is the only publicly traded voting security of the Registrant.

The shares of the Registrant’s common stock outstanding as of May 16, 2003 were as follows:

Class	Number of Shares
Class A Common Stock, $.01 par value	25,093,569
Class B Common Stock, $.01 par value	536,562

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s Definitive Proxy Statement for its 2003 Annual Meeting of Stockholders was filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K/A pursuant to General Instruction G(3) of the Form 10-K/A. Information from such Definitive Proxy Statement will be incorporated by reference into Part III, Items 10, 11, 12 and 13 hereof.

*	Based on reported beneficial ownership of all directors and executive officers of the Registrant; this determination does not, however, constitute an admission of affiliated status for any of these individual stockholders.

BANKUNITED FINANCIAL CORPORATION

Form 10-K/A Table of Contents

Page

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

BankUnited’s results of operations are dependent primarily on its net interest income, which is the difference between the interest earned on its assets, primarily its loan and securities portfolios, and its cost of funds, which consists of the interest paid on its deposits and borrowings. BankUnited’s results of operations are also affected by its provision for loan losses as well as non-interest income, non-interest expenses and income tax expense. Non-interest expenses consist of employee compensation and benefits, occupancy and equipment, insurance, professional fees, telecommunications and data processing, loan servicing expense, and other operating expenses. Results of operations are also dependent on the dollar volume and asset quality of BankUnited’s loans and investments.

In addition to the foregoing, results of BankUnited’s operations, like those of other financial institution holding companies, are affected by BankUnited’s asset and liability management policies, as well as factors beyond BankUnited’s control, such as general economic conditions and the monetary and fiscal policies of the federal government. Lending activities are affected by the demand for mortgage financing and other types of loans, and are thus influenced by interest rates and other factors affecting the supply of housing and the availability of funds. Deposit flows and costs of funds are influenced by yields available on competing investments and by general market rates of interest.

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

The primary factor in the increase in BankUnited’s net income was an increase in net interest income to $111 million, up $34 million or 44 percent above fiscal 2001’s amount. The net interest margin improved from 1.76 percent in 2001 to 2.14 percent in fiscal 2002. BankUnited benefited from an improved interest rate environment during the year when short-term rates decreased rapidly and long-term rates decreased at a slower pace than short-term rates. This coupled with improved loan production and a strong increase in the amount of lower cost core deposits, lead to the increase in net interest income. During the year, residential loan production increased 75 percent and our consumer lending, which includes our specialty consumer mortgage products, increased 113 percent. Core deposits increased by $329 million or 36 percent over fiscal 2001.

As a result of the increase in loan production, particularly residential loans conforming to governmental agency standards, BankUnited has realized gains on sale of loans totaling $4.1 million, up 191 percent over fiscal 2001. In total, non-interest income increased $4.2 million or 31 percent over the prior year.

Non-interest expense increased by $17.2 million or 32 percent in fiscal 2002 due primarily to increased compensation cost as BankUnited expanded its sales and service personnel, opened 3 new branch offices and a mortgage operations center in fiscal 2002, continued to invest in new technology, and expanded our marketing campaigns.

Critical Accounting Policies

BankUnited’s financial position and results of operations are impacted by management’s application of accounting policies involving judgments made to arrive at the carrying value of certain assets. Management’s greatest challenge in implementing its policies is the need to make estimates about the effect of matters that are inherently less than certain. For a detailed discussion of BankUnited’s significant accounting policies, see Note (1) Summary of Significant Accounting Policies to the Notes to Consolidated Financial Statements. The most critical accounting policies applied by BankUnited are those that relate to the loan portfolio, which includes the allowance for loan losses, and the valuation of mortgage servicing rights pertaining to the sale of, or securitization of mortgage loans.

Estimates of the amount of the allowance for loan losses, the placement of loans on non-accrual status, and the valuation of loans held for sale all affect the carrying amount of the loan portfolio.

The allowance for loan losses is a difficult subjective judgment that management must make regarding the loan portfolio, and is established and maintained at levels that management believes are adequate to cover losses resulting from the inability of borrowers to make required payments on loans. Estimates for loan losses are made by analyzing historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan administration and resolution, the views of regulators, changes in the size and composition of the loan portfolio, and peer group information. In addition, the economic climate and direction, increases or decreases in overall lending rates, political conditions, legislation directly or indirectly impacting the banking industry, and economic conditions affecting specific geographical areas in which BankUnited conducts business are all considered. Where there is a question as to the impairment of a specific loan, management obtains valuations of the property or collateral securing the loan, and current financial information of the borrower, including financial statements, when available. Since the calculation of appropriate loan loss allowances relies on management’s estimates and judgments relating to inherently uncertain events, actual results may differ from these estimates. For a more detailed discussion on the allowance for loan losses, see Asset Quality and, (e) Allowance for Loan Losses in Note (1) Summary of Significant Accounting Policies to the Notes to Consolidated Financial Statements.

Several estimates impact mortgage servicing rights, including the amount of gains or losses recognized upon the securitization and sale of residential mortgage loans, the amortization of the assets, and the periodic valuation of the assets. The initial and ongoing valuation and amortization of mortgage servicing rights is significantly impacted by interest rates, prepayment experience and the credit performance of the underlying loans. In general, in periods of declining interest rates, the value of these assets declines due to prepayments on loans serviced. See discussion contained herein, under Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

For a more detailed discussion on mortgage servicing rights, see (k) Mortgage Servicing Rights in Note (1) Summary of Significant Accounting Policies to the Notes to Consolidated Financial Statements.

Accounting Pronouncements Not Yet Adopted

    SFAS No. 145

In May of 2002, the Financial Accounting Standards Board (“FASB”), issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002”. Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. This was an exception to Accounting Principals Board Opinion No. 30, “Reporting the Results of Operations – “Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB No. 30”), which defines extraordinary items as events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence.

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

FASB Interpretation No. 45

In November of 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. This interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others”, which is being superseded.

The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Due to the prospective application of this interpretation, the impact on BankUnited’s financial statements has not been determined.

Liquidity and Capital Resources

BankUnited’s objective in managing liquidity is to meet short-term demands related to obligations on debt and commitments, while funding loans and capital expenditures in connection with expansion, minimizing the cost of borrowings, and maximizing yields on liquid assets. In addition, the Bank maintain certain regulatory capital requirements. See Note (14) Regulatory Capital to the Notes to Consolidated Financial Statements. Management achieves this objective through the implementation of its asset/liability management policy.

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

The FHLB of Atlanta offers a wide variety of borrowing plans, each with its own maturity and interest rate. FHLB borrowings, known as “advances,” are secured by a member’s share of stock in the FHLB and by certain types of mortgages and other eligible collateral. The terms and rates charged for FHLB advances vary in response to general economic conditions. A significant portion of the Bank’s advances have been obtained through a convertible advances program that permits the FHLB to call an advance at its discretion on a specified “call” date which generally occurs every three months following an initial period ranging from three months to four years. Should the FHLB elect to exercise this option, the Bank can either convert the advance from a fixed rate basis to floating rate basis or repay it in full. See Item 7A. “Quantitative and Qualitative Disclosure About Market Risk.”

The Bank also has advances under the FHLB “knockout” advance program. In general, a knockout advance is structured as a fixed-rate advance that the FHLB may call at the end of any given three-month period after the non-conversion period, the 3-month LIBOR rate equals or exceeds an agreed upon threshold rate. Should a particular advance be called by the FHLB, the Bank can either convert the advance from a fixed-rate basis to a floating rate basis or pay it in full.

The FHLB of Atlanta will consider various factors, including an institution’s regulatory capital position, net income, quality and composition of assets, lending policies and practices, and level of current borrowings from all sources, in determining the amount of credit to extend to an institution. In addition, an institution that fails to meet the qualified thrift lender test may have restrictions imposed on its ability to obtain FHLB advances. The Bank currently meets the qualified thrift lender test. As of September 30, 2002, the Bank had a credit limit of $2.3 billion with $1.8 billion outstanding. See Note (10) Advances from Federal Home Loan Bank to Notes to Consolidated Financial Statements.

BankUnited issues trust preferred securities through its trust subsidiaries, which in turn invest the proceeds from the sale thereof in Junior Subordinated Deferrable Debentures issued by BankUnited (the “Junior Subordinated Debentures”). See Item 1. Business—Activities of Subsidiaries for a list of the trust subsidiaries and when they were formed. In November 1999, the Board of Directors of BankUnited authorized the purchase from time-to-time in the open market, or otherwise, of up to 300,000 shares of trust preferred securities issued by BankUnited’s trust subsidiaries. As of September 30, 2002, BankUnited had purchased a total of 189,749 shares of trust preferred securities issued by its trust subsidiaries on the open market at a cost of $33 million. For a further description of the Junior Subordinated Debentures and trust preferred securities, see Note (12) Company Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trusts Holding Soley Junior Subordinated Deferrable Interest Debenture of BankUnited to Notes to Consolidated Financial Statements.

During November 1998, the Bank established a medium-term note program which permits the issuance, from time to time, of up to a total of $500 million aggregate principal amount of the Senior Notes, with maturities from 9 months to 10 years from the date of issuance. As a condition of issuance, interest, principal and any redemption premium on all offered Senior Notes are supported by an irrevocable standby letter of credit of the FHLB of Atlanta. The Senior Notes provide an additional source of funding, potentially with longer maturities with attractive rates. In February 1999, the Bank issued and sold $200 million of Senior Notes that mature five years from the date of issuance and bear interest at an annual rate of 5.40% payable semiannually. The Bank used the net proceeds from the sale of the notes for general corporate purposes, loan financing, and assisting in the Bank’s asset/liability management. The notes are rated “Aaa” by Moody’s Investors Service, Inc. and “AAA” by Standard and Poor’s Rating Services. Any future issuances of medium-term notes under this program will reduce the Bank’s availability of credit with the FHLB.

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

The following tables set forth information as to BankUnited’s borrowings as of the dates and for the periods indicated.

	At September 30,
	2002		2001		2000
	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in thousands)
Period End Balances:
FHLB advances(1)	$1,806,089	4.47%	$1,509,721	5.35%	$1,251,426	6.28%
Company obligated mandatory
redeemable Trust Preferred
Securities of subsidiary trusts
holding solely junior subordinated
deferrable interest debentures of
BankUnited(2)	253,761	8.19%	203,592	9.50%	212,393	9.53%
Senior notes (3)	200,000	5.40%	200,000	5.40%	200,000	5.40%
Securities sold under agreements
to repurchase(4)	355,042	2.26%	283,116	3.16%	9,205	6.42%

Total borrowings	$2,614,892	4.60%	$2,196,429	5.51%	$1,673,024	6.47%

	For the Years Ended September 30,
	2002		2001		2000
	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in thousands)
Average Balances:
FHLB advances(1)	$1,341,371	5.48%	$1,109,337	6.08%	$1,008,161	5.88%
Company obligated mandatory redeemable Trust Preferred Securities of subsidiary trusts holding solely junior subordinated deferrable interest debentures of BankUnited(2)	221,813	8.74%	206,316	9.66%	215,600	9.69%
Senior notes(3)	200,000	5.67%	200,000	5.67%	200,000	5.71%
Securities sold under agreements to repurchase(4)	325,757	2.36%	112,062	4.40%	10,621	8.23%

Total borrowings	$2,088,941	5.36%	$1,627,715	6.37%	$1,434,382	6.45%

(1)	The maximum amount of FHLB advances outstanding at any month-end during the years ended September 30, 2002, 2001 and 2000 was $1.8 billion, $1.5 billion and $1.3 billion, respectively.
(2)	The maximum amount of trust preferred securities outstanding at any month-end during the years ended September 30, 2002, 2001 and 2000 was $254 million, $210 million, and $219 million respectively. Includes the affect of Interest Rate Swaps. For more information on interest rate swaps see Note (13) Accounting for Derivative and hedging Activities.
(3)	The maximum amount of Senior Notes outstanding at any month-end during the years ended September 30, 2002, 2001, and 2000 was $200 million.
(4)	The maximum amount of securities sold under agreements to repurchase at any month-end during the years ended September 30, 2002, 2001 and 2000 was $425 million, $317 million, and $31 million, respectively.

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

Other significant uses of funds during the year ended September 30, 2002 have been for the purchase of investment and mortgage-backed securities in the aggregate of approximately $821 million, and the purchase by BankUnited of trust preferred securities issued by its trust subsidiaries of $22 million. In connection with management’s asset/liability management model, BankUnited purchased these investments and mortgage-backed securities to enhance liquidity. BankUnited purchased the trust preferred securities as a means of extinguishing high rate debt. See Note (12) Company Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiaries Trusts Holding Soley Junior Subordinated Deferrable Interest Debentures of BankUnited to Notes to Consolidated Financial Statements.

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

BankUnited sold $342 million of investment and mortgage-backed securities during the year ended September 30, 2002, compared to $283 million for fiscal year ended 2001 and none for 2000. In addition, BankUnited raised $68 million from the issuance of trust preferred securities issued by its trust subsidiaries during the year ended September 30, 2002, none for years 2001 and 2000. These activities were both carried out through the implementation of Management’s asset/ liability management policy.

In addition to the unused credit line of $500 million from the FHLB, BankUnited had additional borrowing capacity of $354 million as of September 30, 2002.

Share Repurchase Program

BankUnited announced on October 24, 2002, that its Board of Directors had authorized a stock repurchase program on its Class A Common Stock. Under the program, BankUnited may purchase up to 1,000,000 shares of its Class A Common Stock in open market transactions, from time to time, at such prices and on such conditions as the Executive Committee of the Board determines to be advantageous. BankUnited initiated this program because its believes that the recent volatility of the financial markets, in general, have at times generated a market price that does not adequately reflect the real value of BankUnited stock or the level of confidence that management and the Board of Directors has in BankUnited’s ability to implement its strategy and achieve continued growth. As of December 30, 2002, there have been no repurchases under this authorization.

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

Bank-owned life insurance.    Bank owned life insurance increased by $33 million, or 160 percent, from $21 million at September 30, 2001 to approximately $53 million at September 30, 2002. During the year ended September 30, 2002, BankUnited purchased an additional $30 million of bank-owned life insurance and the cash value of the policies increased by $2.7 million. The additional bank-owned life insurance was purchased in order to further offset the projected cost of the Bank’s benefit plan for all employees.

Liabilities

Deposits.    Deposits increased by $323 million, or 12 percent, from $2.7 billion at September 30, 2001 to $3 billion at September 30, 2002. The increase comes almost entirely from an increase in core deposits of $329 million, offset by a minor decrease of $5.4 million in certificates of deposit. The increase in core deposits reflects BankUnited’s aggressive marketing and service efforts, branch expansion, and the offering of competitive products and rates sufficient to be attractive to the Bank’s customer base.

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

Asset Quality

Federal regulations require a savings institution to review its assets on a regular basis and, if appropriate, to classify assets as “substandard,” “doubtful,” or “loss” depending on the likelihood of loss. Allowances for loan losses are required to be established for assets classified as substandard or doubtful. For assets classified as a loss, the institution must either establish specific allowances equal to the amount classified as a loss or charge off such amount. Assets that do not require classification as substandard but that possess credit deficiencies or potential weaknesses deserving management’s close attention are required to be designated as “special mention.” The deputy director of the appropriate OTS regional office may approve, disapprove or modify any classifications of assets and any allowance for loan losses established. BankUnited’s Portfolio Management Committee reviews and classifies BankUnited’s assets and reports the results to the Board of Directors monthly.

Additionally, under standard banking practices, an institution’s asset quality is also measured by the level of non-performing loans in the institution’s portfolio and real estate acquired in foreclosure (“REO”). Non-performing loans consist of (i) non-accrual loans; (ii) loans that are more than 90 days contractually past due as to interest or principal but that are well-secured and (iii) loans that have been renegotiated to provide a deferral of interest or principal because of a deterioration in the financial condition of the borrower. BankUnited issues delinquency notices to borrowers when loans are 30 or more days past due, and places these loans on non-accrual status when more than 90 days past due. When a loan is placed on non-accrual status, BankUnited reverses all accrued and uncollected interest and also begins appropriate legal procedures to obtain repayment of the loan or otherwise satisfy the obligation.

As of September 30, 2002, BankUnited had $47 million in substandard assets of which $32 million are classified as non-performing assets. Substandard assets consisted of the following:

As of September 30, 2002
(Dollars in thousands)
One-to-four family residential loans	$22,856
Multi-family residential	156
Commercial real estate	14,052
Commercial business and consumer loans	7,017
REO	3,003

Total Substandard Assets	$47,084

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

The following table sets forth information concerning BankUnited’s non-performing assets for the periods indicated:

	September 30,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Non-accrual loans(1)	$27,664	$27,429	$19,751	$21,428	$15,999
Restructured loans(2)	315	1,034	1,283	962	1,137
Loans past due 90 days and still accruing	—	—	261	693	2,313

Total non-performing loans(3)	27,979	28,463	21,295	23,083	19,449
Non-accrual tax certificates	696	1,264	1,671	1,703	1,225
Real estate owned	3,003	1,832	2,286	3,548	1,974

Total non-performing assets	$31,678	$31,559	$25,252	$28,334	$22,648

Allowance for losses on tax certificates	$771	$934	$986	$1,168	$469
Allowance for loan losses	20,293	15,940	13,032	12,107	6,128

Total allowance	$21,064	$16,874	$14,018	$13,275	$6,597

Non-performing assets as a percentage of total assets	0.53%	0.60%	0.55%	0.69%	0.61%
Non-performing loans as a percentage of total loans(4)	0.70%	0.76%	0.58%	0.70%	0.64%
Allowance for loan losses as a percentage of total loans(4)	0.51%	0.42%	0.35%	0.36%	0.20%
Allowance for loan losses as a percentage of non-performing loans	72.53%	56.00%	61.20%	52.45%	31.51%
Net charge-offs as a percentage of average total loans	0.12%	0.11%	0.11%	0.06%	0.02%

(1)	Gross interest income that would have been recorded on non-accrual loans had they been current in accordance with original terms was $1.3 million for the year ended September 30, 2002. The amount of interest income on such non-accrual loans included in net income for the year ended September 30, 2002, was $700 thousand.
(2)	All restructured loans were accruing.
(3)	In addition, management had concerns as to the borrower’s ability to comply with present repayment terms on $19 million of accruing loans as of September 30, 2002. Management estimates that the loss on these loans, if any, will not be significant.
(4)	Based on balances prior to deductions for allowance for loan losses.

General Discussion

BankUnited’s allowance for loan losses is established and maintained at levels management deems prudent and adequate to cover probable losses on loans based upon a periodic evaluation of current information of the risks inherent in its loan portfolio. When evaluating loan loss allowances, management reviews performing and non-performing loans separately. There are several elements that management evaluates to estimate the loan loss allowance for BankUnited’s loan portfolio. BankUnited applies procedural discipline in determining the amounts of each element of the allowance for loan losses. The elements evaluated, and how they are applied to each portion of the portfolio, are as follows:

•	Estimated losses on various pools of non-performing loans and groups of non-performing loans. This element is evaluated for each of the portfolios of one-to-four family residential loans, multi-family residential loans and consumer loans due to their homogeneous nature and the fact that no single loan is individually significant in terms of its size and potential risk of loss. Therefore, management evaluates these loans as separate groups of loans. Economic factors, historical loan losses, current trends in delinquencies and charge-offs, peer group analysis, and other relevant factors are considered in order to determine the adequacy of the allowance for loan losses.

•	Losses based upon specific evaluations of known losses on individual loans. Non-performing commercial mortgage, construction, business, and land loans are reviewed individually to determine the appropriate allowance for loan loss based upon the same factors as those described above as well as plans for problem loan administration and resolution. Where possible, the estimated value of the property underlying commercial mortgage loans is arrived at through an appraisal. In instances where BankUnited has not taken possession of the property or does not otherwise have access to the premises and therefore cannot obtain an appraisal, a real estate broker’s opinion as to the value of the property is obtained. Construction loans, business loans, and land loans are evaluated individually based on a thorough examination of the current financial information of the borrower and an estimate of the value of the collateral, if any. If the carrying value of any of these loans is greater than the estimated net realizable value of the property or of the collateral securing these loans, a reserve is established for the difference. Management evaluates different factors in establishing the necessary allowance amount including appraisals, site reviews and financial information and statements.

•	BankUnited’s entire loan portfolio is also evaluated in light of facts and circumstances such as general economic and political conditions and economic trends and other conditions in specific geographical areas. This procedure helps to minimize the risk related to the margin of imprecision inherent in the estimation of the allowance for loan losses. Due to the subjectivity involved in the determination of the unallocated portion of the allowance for loan losses, the relationship of the unallocated component to the total allowance for loan losses may fluctuate from period to period.

The identification of impaired loans is conducted in conjunction with the review of the adequacy of the allowance for loan losses. Loss allowances are established for specifically identified impaired loans based on the fair value of the underlying collateral in accordance with SFAS No. 114.

Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Adjustments to impairment losses resulting from changes in the fair value of an impaired loan’s collateral are included in the provision for loan losses. Upon disposition of an impaired loan, any related valuation allowance is removed from the allowance for loan losses. The allowance for loan losses is adjusted by additions charged to operations as a provision for loan losses and by loan recoveries, with actual losses charged as reductions to the allowance.

The following table sets forth information regarding BankUnited’s allowance for loan losses for the years ended September 30, as indicated:

	2002	2001	2000	1999	1998
	(Dollars in thousands)
Allowance for loan losses, balance (at beginning of period)	$15,940	$13,032	$12,107	$6,128	$3,693
Provisions for loan losses	9,200	7,100	4,645	7,939	1,700
Allowance from acquisitions	—	—	—	—	1,262
Loans charged off:
One-to-four family residential loans	(443)	(371)	(997)	(702)	(508)
Commercial real estate	(886)	—	—	(733)	—
Construction	0	—	—	(197)	—
Commercial business	(3,507)	(3,726)	(2,595)	(21)	(30)
Consumer	(308)	(160)	(267)	(395)	(61)

Total	(5,144)	(4,257)	(3,859)	(2,048)	(599)

Recoveries:
One-to-four family residential loans	5	5	74	49	33
Commercial real estate	71	—	8	1	—
Commercial business	205	46	53	—	30
Consumer	16	14	4	38	9

Total	297	65	139	88	72

Allowance for loan losses, balance (at end of period)	$20,293	$15,940	$13,032	$12,107	$6,128

Historically, recoveries of charged off loans have been minimal since charged off loans have been primarily one-to-four family residential loans and typically the only substantial asset available to BankUnited is the real estate securing the loan, which is acquired through foreclosure and sold. BankUnited is not aware of any significant liability related to REO or loans that may be foreclosed.

The following table sets forth the allocation of the general allowance for loan losses by loan category for the periods indicated.

	September 30,
	2002		2001		2000
	Amount	% of Loans in Each Category to Total Loans Before Net Items	Amount	% of Loans in Each Category to Total Loans Before Net Items	Amount	% of Loans in Each Category to Total Loans Before Net Items
	(Dollars in thousands)
Balance at end of period applicable to:
One-to-four family residential mortgages	4,096	84.5%	$3,616	85.3%	$4,045	87.8%
Multi-family residential.	281	0.6	270	0.5	927	1.9
Commercial real estate	3,834	4.6	3,131	4.2	2,163	4.2
Construction	1,007	2.5	1,377	3.1	465	1.1
Land	746	0.7	867	0.9	1,166	0.9
Commercial business	5,420	4.2	5,298	2.3	2,435	1.8
Consumer	2,094	2.6	1,351	3.5	1,206	2.3
Unallocated	2,815	N/A	30	N/A	625	N/A

Total allowances for loan losses	$20,293	100.0%	$15,940	100.0%	$13,032	100.0%

	September 30
	1999		1998
	Amount	% of Loans in Each Category to Total Loans Before Net Items	Amount	% of Loans in Each Category to Total Loans Before Net Items
Balance at end of period applicable to:
One-to-four family residential mortgages	$4,200	91.1%	$1,917	92.4%
Multi-family residential	442	0.9	98	0.8
Commercial real estate	2,873	4.3	2,081	4.8
Construction	154	0.5	225	0.3
Land	1,171	0.7	265	0.2
Commercial business	1,798	1.5	307	0.5
Consumer	848	1.0	356	1.0
Unallocated	621	N/A	879	N/A

Total allowances for loan losses	$12,107	100.0%	$6,128	100.0%

Management believes that the allowance for loan losses of $20 million as of September 30, 2002 is adequate given the strength of BankUnited’s collateral position and the attention given to loan review and classifications. There can be no assurance that additional provisions for loan losses will not be required in future periods.

For more information on BankUnited’s Allowance for Loan Losses, see Note (1) Summary of Significant Accounting Policies (e) Allowance for Loan Losses and Note (5) Loans Receivable to the Notes to Consolidated Financial Statements.

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

	For the Year Ended September 30,
	2002			2001			2000
	Average Balance	Interest	Yield/ Rate(2)	Average Balance	Interest	Yield/ Rate(2)	Average Balance	Interest	Yield/ Rate(2)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (2)	$3,867,704	$254,035	6.57%	$3,666,749	$273,174	7.45%	$3,515,652	$260,690	7.42%
Mortgage-backed securities	1,056,680	61,685	5.84	555,745	38,473	6.92	354,271	24,866	7.02
Short-term investments (3)	18,420	617	3.35	26,732	2,339	8.75	53,916	4,013	7.44
Long-term investments and FHLB stock, net	218,384	11,520	5.28	145,145	10,091	6.95	73,816	5,746	7.78

Total interest-earning assets	5,161,188	327,857	6.35%	4,394,371	324,077	7.37%	3,997,655	295,315	7.39%

Interest-bearing liabilities:
NOW/money market	392,405	5,638	1.44%	299,123	7,277	2.43%	264,577	6,777	2.56%
Savings	721,206	19,531	2.71	427,095	19,349	4.53	355,320	16,825	4.74
Certificates of deposit	1,762,399	80,043	4.54	1,883,395	116,508	6.19	1,823,606	103,027	5.65
Trust preferred securities(4)	221,813	19,384	8.74	206,316	19,929	9.66	215,600	20,899	9.69
Senior notes	200,000	11,332	5.67	200,000	11,333	5.67	200,000	11,429	5.71
FHLB advances and other borrowings	1,667,128	81,243	4.87	1,221,398	72,397	5.93	1,018,782	60,189	5.91

Total interest-bearing liabilities	$4,964,951	$217,171	4.37%	$4,237,327	$246,793	5.82%	$3,877,885	$219,146	5.65%

Excess of interest-earning assets over interest-bearing liabilities	$196,237			$157,044			$119,770

Net interest income		$110,686			$77,284			$76,169

Interest rate spread			1.98%			1.55%			1.74%

Net interest margin			2.14%			1.76%			1.91%

Ratio of interest-earning assets to interest-bearing liabilities	103.95%			103.71%			103.09%

(1)	The yields and rates along with the corresponding interest rate spread and net interest margin represent the yields earned and rates paid on BankUnited’s interest-earning assets and interest-bearing liabilities, respectively, as of the close of business on September 30, 2002 and do not include any estimates of the effect accelerated amortization of purchased premiums would have on the yields earned.
(2)	Includes non-accruing loans of $27.3 million, $24.7 million and $18.4 million for the years ended September 30, 2002, 2001 and 2000, respectively.
(3)	Short-term investments include FHLB overnight deposits, securities purchased under agreements to resell, federal funds sold certificates of deposit, and tax certificates.
(4)	Includes the affect of interest rate swaps. For more information see Note (13) Accounting for Derivatives and Hedging Activities.

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

	Year Ended September 30, 2002 v 2001				Year Ended September 30, 2001 v 2000
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Changes in Volume	Changes in Rate	Changes in Rate/ Volume	Total Increase (Decrease)	Changes in Volume	Changes in Rate	Changes in Rate/ Volume	Total Increase (Decrease)
	(Dollars in thousands)
Interest income attributable to: Loans	$14,971	$(32,267)	$(1,843)	$(19,139)	$11,211	$1,055	$218	$12,484
Mortgage-backed securities and collateralized mortgage obligations	34,665	(6,002)	(5,451)	23,212	14,143	(354)	(182)	13,607
Short-term investments(1)	(727)	(1,444)	449	(1,722)	(2,025)	(178)	529	(1,674)
Long-term investments and FHLB stock	5,090	(2,424)	(1,237)	1,429	5,549	(613)	(592)	4,345

Total interest-earning assets	53,999	(42,137)	(8,082)	3,780	28,879	(90)	(27)	28,762

Interest expense attributable to:
NOW/money market	2,267	(2,961)	(945)	(1,639)	884	(344)	(40)	500
Savings	13,323	(7,773)	(5,368)	182	3,402	(746)	(132)	2,524
Certificates of deposit	(7,490)	(31,076)	2,101	(36,465)	3,378	9,847	256	13,481
Trust preferred securities	1,497	(1,898)	(144)	(545)	(900)	(65)	(5)	(970)
Senior notes	—	—	—	—	—	(80)	(16)	(96)
FHLB advances and other borrowings	26,431	(12,947)	(4,639)	8,845	11,975	204	29	12,208

Total interest-bearing liabilities	36,028	(56,655)	(8,995)	(29,622)	18,739	8,816	92	27,647

Increase (decrease) in net interest income	$17,971	$14,518	$913	$33,402	$10,140	$(8,906)	$(119)	$1,115

(1)	Short term investments include FHLB overnight deposits, securities purchased under agreements to resell, federal funds sold certificates of deposit, and tax certificates.

Provision for Loan Losses.    BankUnited records provisions for loan losses as a charge to income in amounts necessary to adjust the allowance for loan losses as determined by management through its review of asset quality in relation to BankUnited’s loans receivable portfolio. See Asset Quality for a full discussion on BankUnited’s allowance for loan losses. Factors giving rise to the increase in the provision of $2 million, for the year ended September 30, 2002 to $9 million include, an increase in the rate loans charged-off, a general increase in loans as well as consideration of the impact of environmental factors including general economic and political conditions and economic trends and other conditions in specific geographical areas. See the table with information concerning non-performing assets in Asset Quality.

Non-interest Income

BankUnited generates non-interest income in connection with servicing loans, fees charged on deposits and other products, sales of assets through the implementation of management’s asset/liability policy, insurance and investment services, increases in the cash surrender value of bank-owned life insurance, and rental income it generates from properties it owns. In addition, BankUnited intends to, among other things, expand upon its ability to generate additional non-interest income by exploring opportunities with international clientele in the area of private banking.

The following table provides a comparison for each of the categories of non-interest income for the years ended September 30, 2002 and 2001.

	For the Years Ended September 30,
	2002	2001	Change
Non-interest income:
Service fees on loans	$1,034	$2,947	$(1,913)	(64.9)%
Service fees on deposits	3,348	2,803	545	19.4%
Service fees other	1,003	745	258	34.6%
Net gain on sale of investments and mortgage-backed securities	1,557	1,837	(280)	(15.2)%
Net gain on sale of loans and other assets	3,850	1,383	2,467	178.4%
Insurance and investment services income	3,929	3,169	760	24.0%
Other	3,062	708	2,354	332.5%

Total non-interest income	$17,783	$13,592	$4,191	30.8%

The decrease in service fees on loans for the year ended September 30, 2002 of $1.9 million or 65 percent, compared to fiscal 2001, is due mostly to an increase in amortization of, and an impairment charge of $800 thousand against mortgage servicing rights resulting primarily from an increase in prepayments.

The increase in service fees on deposits of 19 percent is consistent with the increase in core deposits during the fiscal year, which reflects BankUnited’s aggressive marketing and service efforts, branch expansion, and the offering of competitive products and rates.

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

Non-interest Expense

The following table provides a comparison for each of the categories of non-interest expenses for the years ended September 30, 2002 and 2001:

	For the Years Ended September 30,
	2002	2001	Change
Non-interest expenses:
Employee compensation and benefits	$30,501	$22,629	$7,872	34.8%
Occupancy and equipment	11,166	9,046	2,120	23.4%
Insurance	1,089	1,000	89	8.9%
Professional fees—legal and accounting	5,342	3,267	2,075	63.5%
Telecommunications and data processing	4,427	3,388	1,039	30.7%
Loan servicing expense	2,963	4,623	(1,660)	(35.9)%
Advertising and promotion expense	5,767	2,356	3,411	144.8%
Amortization of goodwill	—	1,554	(1,554)	100%
Other operating expenses	10,308	6,534	3,774	57.8%

Total non-interest expenses	$71,563	$54,397	$17,166	31.6%

The increases in the majority of categories included in non-interest expenses, including employee compensation, occupancy and equipment, insurance, professional fees, telecommunications and data processing and other operating expenses, reflect the continuing expansion of BankUnited’s operations. In addition, the increase in advertising and promotion reflects BankUnited’s efforts to increase brand recognition and market share. Goodwill is no longer amortized as the result of adopting a newly issued accounting pronouncement adopted by BankUnited on October 1, 2001. While expenses increased this year, BankUnited was able to improve its efficiency ratio to 53.5 percent for fiscal 2002 versus 57 percent for fiscal 2001.

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

The secondary offering of stock during fiscal 2001, which raised $73.6 million in net proceeds, allowed BankUnited to increase its borrowing capacity. The increase in the average balance of mortgage-backed securities and collateralized mortgage obligations, and long-term investments and FHLB stock stems from BankUnited’s effort to maximize interest earned until such time that BankUnited utilizes this capital for expansion. The increase in those investments resulted in increases in interest income of $14.1 million and $5.5 million, respectively.

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

BankUnited’s net interest margin for the year ended September 30, 2001 was 1.76 percent versus 1.91 percent for the same period in the prior year, a drop of 15 basis points. The decrease in the interest margin can be largely attributed to the re-pricing characteristics of certificates of deposit. These certificates of deposit, which comprise a major portion of our deposit base, do not react as quickly to interest rate changes as these deposits that are longer in term. This lag in re-pricing allowed certificates that were renewing in the first half of the year to renew at rates above their original rate. As a result, the rates paid on certificates increased by 54 basis points, from 5.65 percent in fiscal 2000 to 6.19 percent in fiscal 2001. Conversely, as interest rates remain low for an extended period, this lag reverses and the overall costs of certificates decreases. This was the case in the second half of fiscal 2001.

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

Non-interest Income. Non-interest income increased $7.5 million for the year ended September 30, 2001, compared to $6.1 million for the year ended September 30, 2000. The increase includes gains on the sale of investments, loans and mortgage-backed securities in the aggregate of $3.2 million for the year ended September 30, 2001, compared to $71,000 for the prior year. Included in the $3.2 million gain for fiscal 2001, is a gain of $2.0 million from the securitization and sale of residential mortgage loans. This activity is the result of BankUnited’s asset/liability management process and the practice of selling assets, which are in excess of portfolio needs.

The increase in non-interest income of $7.5 million also includes an increase in service fees on deposits of approximately $2.5 million, partially offset by a decrease of approximately $277,000 in loan servicing income, net. Finally, non-interest income increased by $2.2 million from the sale of specialized financial products sold through our affiliate organization BUFC Financial Services.

Non-interest Expense. Operating expenses increased $1.9 million to $54.4 million for the year ended September 30, 2001 compared to $52.5 million for the prior year. The increase in expenses is primarily attributable to additional staff and facilities necessitated by BankUnited’s growth levels increasing compensation by $2.8 million, occupancy and equipment by $0.7 million, and telecommunications and data processing of $0.4 million. These increases are partially offset by the decreases in loan servicing expenses of $1.1 million and advertising and promotion expense of $0.9 million.

Related Party Transactions

See Note (19) Related Party Transactions to the Notes to Consolidated Financial Statements.

Selected Quarterly Financial Data

Set forth below is selected quarterly data for the fiscal years ended September 30, 2002 and 2001.

	2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except for per share data)
Net interest income	$25,560	$28,435	$27,978	$28,713
Provision for loan losses	2,950	2,450	1,900	1,900
Non-interest income	4,508	4,445	4,287	4,543
Non-interest expense	16,475	18,317	18,095	18,676

Income before taxes, extraordinary item and
Preferred stock dividends	10,643	12,113	12,270	12,680
Income taxes	3,709	4,628	4,429	4,435

Net income before extraordinary item
and preferred stock dividends	6,934	7,485	7,841	8,245
Extraordinary item (net of taxes)	3	(20)	—	(167)

Net income before preferred stock dividends	6,937	7,465	7,841	8,078
Preferred stock dividends	50	51	77	79

Net income applicable to common stock	$6,887	$7,414	$7,764	$7,999

Basic:
Net income before extraordinary item	$0.27	$0.30	$0.31	$0.32

Net income after extraordinary item	$0.27	$0.29	$0.31	$0.32

Diluted:
Net income before extraordinary item	$0.26	$0.28	$0.29	$0.30

Net income after extraordinary item	$0.26	$0.28	$0.29	$0.30

	2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except for per share data)
Net interest income	$17,938	$18,145	$18,761	$22,440
Provision for loan losses	1,200	1,600	1,650	2,650
Non-interest income	2,063	2,936	3,876	4,717
Non-interest expense	12,931	12,781	13,737	14,949

Income before taxes, extraordinary item and
Preferred stock dividends	5,870	6,700	7,250	9,558
Income taxes	2,408	2,528	2,663	3,506

Net income before extraordinary item
and preferred stock dividends	3,462	4,172	4,587	6,052
Extraordinary item (net of taxes)	550	211	61	1

Net income before preferred stock dividends	4,012	4,383	4,648	6,053
Preferred stock dividends	198	198	205	49

Net income applicable to common stock	$3,814	$4,185	$4,443	$6,004

Basic:
Net income before extraordinary item	$0.18	$0.22	$0.23	$0.24

Net income after extraordinary item	$0.21	$0.23	$0.23	$0.24

Diluted:
Net income before extraordinary item	$0.18	$0.21	$0.22	$0.23

Net income after extraordinary item	$0.21	$0.22	$0.22	$0.23

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on May 20, 2003.

BANKUNITED FINANCIAL CORPORATION

/s/    ALFRED R. CAMNER

By:

Alfred R. Camner

Chairman of the Board and

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K/A has been signed on May 20, 2003 on behalf of the Registrant by the following persons and in the capacities indicated.

/s/ ALFRED R. CAMNER Alfred R. Camner	Chairman of the Board, Chief Executive Officer, and Director (Principal Executive Officer)

* Lawrence H. Blum	Vice Chairman of the Board, Secretary and Director

* Ramiro A. Ortiz	President, Chief Operating Officer, and Director

* Marc D. Jacobson	Director

* Allen M. Bernkrant	Director

* Neil H. Messinger, M. D.	Director

* Hardy C. Katz	Director

* Edward L. Pinckney	Director

/s/ HUMBERTO L. LOPEZ Humberto L. Lopez	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ ALFRED R. CAMNER
Alfred R. Camner *Attorney-in-fact

I, Alfred R. Camner, certify that:

1.    I have reviewed this annual report on Form 10-K/A of BankUnited Financial Corporation;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

Date: May 20, 2003	/s/ ALFRED R. CAMNER Alfred R. Camner Chairman of the Board and Chief Executive Officer

I, Humberto L. Lopez, certify that:

1.    I have reviewed this annual report on Form 10-K/A of BankUnited Financial Corporation;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

Date: May 20, 2003	/s/ HUMBERTO L. LOPEZ Humberto L. Lopez Senior Executive Vice President and Chief Financial Officer

                                 Exhibit Index

   Exhibit
   Number                     Exhibit Description
  --------                    -------------------

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