Form 10-Q/A
period 2002-12-31
BANKUNITED FINANCIAL CORP
filed 2003-05-21
CIK 894490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares outstanding of the registrant’s common stock at the close of business on May 16, 2003 was 25,093,569 shares of Class A Common Stock, $.01 par value, and 536,562 shares of Class B Common Stock, $.01 par value.

This Form 10-Q/A contains 21 pages.

The Index to Exhibits appears on page 21.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q/A REPORT FOR THE QUARTER ENDED DECEMBER 31, 2002

Page No.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Signatures and Certifications	18

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This Quarterly Report on Form 10-Q/A contains forward-looking statements. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words and phrases such as: “will likely result,” “expect,” “will continue,” “anticipate,” “estimate,” “project,” “believe,” “intend,” “should,” “may,” “can,” “plan,” “target” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include, but are not limited to, discussions concerning:

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

/s/    Humberto L. Lopez

By:

Humberto L. Lopez

Senior Executive Vice President and Chief Financial Officer

Date:    May 20, 2003

I, Alfred R. Camner, certify that:

1.  I have reviewed this quarterly report on Form 10-Q/A of BankUnited Financial Corporation;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

Date: May 20, 2003

/s/ Alfred R. Camner
Alfred R. Camner Chairman of the Board and Chief Executive Officer

I, Humberto L. Lopez, certify that:

1.  I have reviewed this quarterly report on Form 10-Q/A of BankUnited Financial Corporation;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

Date: May 20, 2003

/s/ Humberto L. Lopez
Humberto L. Lopez Senior Executive Vice President and Chief Financial Officer

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q/A FOR THE QUARTER ENDED DECEMBER 31, 2002

INDEX TO EXHIBITS

Exhibit No.	Numbered Page
99.1	Certifications of Chief Executive Officer and Chief Financial Officer.