Form 10-Q
period 2003-06-30
BANKUNITED FINANCIAL CORP
filed 2003-08-11
CIK 894490

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

      The number of shares outstanding of the registrant’s common stock at the close of business on August 5, 2003 was 29,068,411 shares of Class A Common Stock, $.01 par value, and 536,562 shares of Class B Common Stock, $.01 par value.

      This Form 10-Q contains 39 pages.

      The Index to Exhibits appears on page 39.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II -- OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2003 INDEX TO EXHIBITS
EX-10.1 Change in Control Agreement - Garcia
EX-10.2 Change in Control Agreement - Iglesias
EX-10.3 Amendment to Employment Agree. - Camner
EX-10.4 Amendment to Employment Agree. - Camner
EX-31.1 Certification of CEO - Section 302
EX-31.2 Certification of CFO - Section 302
EX-32 Certification of CEO & CFO - Section 906

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q REPORT FOR THE QUARTER ENDED JUNE 30, 2003

		Page No.

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Financial Condition (unaudited) as of June 30, 2003 and September 30, 2002	2
	Consolidated Statements of Operations (unaudited) for the Three and Nine Months Ended June 30, 2003 and June 30, 2002	3
	Consolidated Statements of Stockholders’ Equity (unaudited) for the Nine Months Ended June 30, 2003 and June 30, 2002	4
	Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended June 30, 2003 and June 30, 2002	5
	Condensed Notes to Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	36
PART II — OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	37

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30,	September 30,
	2003	2002

	(Dollars in thousands, except
	share data)
ASSETS:
Cash	$32,806	$48,609
Federal Home Loan Bank overnight deposits	25,215	419,946
Federal funds sold and securities purchased under agreements to resell	11,998	3,735
Investments available for sale, at fair value	289,132	171,585
Mortgage-backed securities available for sale, at fair value	2,126,425	1,136,634
Loans receivable, net (allowance for loan losses of $22,441 and $20,293 as of June 30, 2003 and September 30, 2002, respectively)	3,808,586	3,713,365
Mortgage loans held for sale (fair value of approximately $312,719 and $284,239 at June 30, 2003 and September 30, 2002, respectively)	308,463	278,759
Other earning assets	116,373	90,724
Office properties and equipment, net	18,171	17,744
Real estate owned	5,100	3,003
Accrued interest receivable	29,920	28,861
Mortgage servicing rights	10,825	6,746
Goodwill	28,353	28,353
Bank-owned life insurance	83,074	53,180
Receivable for securities sold pending settlement	58,501	—
Prepaid expenses and other assets	27,250	27,304

Total assets	$6,980,192	$6,028,548

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits	$3,158,419	$2,976,171
Securities sold under agreements to repurchase	363,537	355,042
Advances from Federal Home Loan Bank	2,319,247	1,806,089
Senior notes	200,000	200,000
Trust preferred securities and junior subordinated deferrable interest debentures	161,684	253,761
Interest payable	17,063	13,938
Advance payments by borrowers for taxes and insurance	34,062	40,593
Liability for securities purchased pending settlement	247,313	—
Accrued expenses and other liabilities	33,372	37,805

Total liabilities	6,534,697	5,683,399

Commitments and Contingencies (See note 10)
STOCKHOLDERS’ EQUITY:
Preferred Stock, Authorized shares — 10,000,000. Issued shares — Noncumulative Convertible Preferred Stock, Series B — 724,007 and 574,007 at June 30, 2003 and September 30, 2002, respectively; Outstanding shares — Noncumulative Convertible Preferred Stock Series B — 697,287 and 547,287 at June 30, 2003 and September 30, 2002, respectively	7	6
Class A Common Stock, $0.01 par value. Authorized shares — 60,000,000. Issued shares — 29,389,882 and 25,008,515 at June 30, 2003 and September 30, 2002, respectively. Outstanding shares — 29,056,882 and 24,675,515 at June 30, 2003 and September 30, 2002, respectively	294	250
Class B Common Stock, $0.01 par value. Authorized shares — 3,000,000. Issued shares — 580,262 and 536,562, at June 30, 2003 and September 30, 2002, respectively. Outstanding shares — 536,562 at June 30, 2003 and September 30, 2002	6	5
Additional paid-in capital	326,150	253,511
Retained earnings	105,348	77,566
Common Treasury Stock — 376,700 and 333,000 shares at June 30, 2003 and September 30, 2002, respectively	(3,279)	(2,794)
Preferred Treasury Stock — 26,720 shares	(528)	(528)
Deferred compensation and option shares	697	528
Accumulated other comprehensive income	16,800	16,605

Total stockholders’ equity	445,495	345,149

Total liabilities and stockholders’ equity	$6,980,192	$6,028,548

See accompanying condensed notes to consolidated financial statements

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three		For the Nine
	Months		Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

	(Dollars and shares
	in thousands, except per share data)
Interest income:
Interest and fees on loans	$56,699	$61,959	$176,333	$192,207
Interest on mortgage-backed securities	17,796	16,796	50,763	45,429
Interest on short-term investments	113	169	340	483
Interest and dividends on long-term investments and other interest-earning assets	3,922	2,762	10,644	8,605

Total interest income	78,530	81,686	238,080	246,724

Interest expense:
Interest on deposits	19,715	25,839	63,471	80,642
Interest on borrowings	25,535	22,990	73,421	69,356
Preferred dividends of subsidiary trusts	4,922	4,879	15,057	14,753

Total interest expense	50,172	53,708	151,949	164,751

Net interest income before provision for loan losses	28,358	27,978	86,131	81,973
Provision for loan losses	1,375	1,900	3,925	7,300

Net interest income after provision for loan losses	26,983	26,078	82,206	74,673

Non-interest income:
Loan servicing fees, net of amortization	(1,346)	(632)	(3,228)	(1,616)
Loan fees	1,372	847	3,562	2,887
Deposit fees	1,017	843	3,037	2,479
Other fees	410	287	1,014	726
Insurance and investment services income	771	844	2,091	3,024
Net gain (loss) on sale of investments and mortgage-backed securities	4,085	(295)	4,840	587
Net gain on sale of loans and other assets	2,555	1,442	6,323	2,954
Other	1,158	951	4,180	2,171

Total non-interest income	10,022	4,287	21,819	13,212

Non-interest expenses:
Employee compensation and benefits	9,569	7,891	27,938	22,304
Occupancy and equipment	3,172	2,863	9,125	8,179
Telecommunications and data processing	1,310	1,106	3,729	3,267
Advertising and promotion expense	1,021	1,256	3,464	4,536
Professional fees — legal and accounting	864	1,851	3,211	4,107
Loan closing fees	827	705	2,362	1,927
Loan servicing expense	277	652	1,124	2,384
Postage and courier	394	306	1,059	875
Insurance	304	261	873	778
Other operating expenses	4,940	1,204	9,339	4,530

Total non-interest expenses	22,678	18,095	62,224	52,887

Income before income taxes	14,327	12,270	41,801	34,998
Provision for income taxes	4,700	4,429	13,782	12,755

Net income	$9,627	$7,841	$28,019	$22,243

Earnings Per Share:
Basic earnings per share	$0.35	$0.31	$1.07	$0.88
Diluted earnings per share	$0.33	$0.29	$0.99	$0.83
Weighted average number of common shares outstanding:
Basic	27,124	25,125	25,973	25,129
Diluted	29,438	27,176	28,197	26,954

See accompanying condensed notes to consolidated financial statements

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	For the Nine Months Ended June 30, 2003 and 2002

							Accumulated
							Other
							Comprehensive	Total
	Preferred	Common	Paid-in	Retained	Treasury	Deferred	Income	Stockholders’
	Stock	Stock	Capital	Earnings	Stock	Compensation	Net of Tax	Equity

	(In thousands)
Balance at September 30, 2002	$6	$255	$253,511	$77,566	$(3,322)	$528	$16,605	$345,149
Comprehensive income:
Net income for the nine months ended June 30, 2003	—	—	—	28,019	—	—	—	28,019
Other comprehensive income, net of tax	—	—	—	—	—	—	195	195

Total comprehensive income	—	—	—	—	—	—	—	28,214
Payments of dividends on preferred stock	—	—	—	(237)	—	—	—	(237)
Deferred Compensation Obligation	—	—	—	—	—	169	—	169
Purchase of Stock	—	—	—	—	(485)	—	—	(485)
Issuance of stock, stock options and other awards	1	45	72,639	—	—	—	—	72,685

Balance at June 30, 2003	$7	$300	$326,150	$105,348	$(3,807)	$697	$16,800	$445,495

							Accumulated
							Other
							Comprehensive	Total
	Preferred	Common	Paid-in	Retained	Treasury	Deferred	Income	Stockholders’
	Stock	Stock	Capital	Earnings	Stock	Compensation	Net of Tax	Equity

	(In thousands)
Balance at September 30, 2001	$4	$254	$249,788	$47,502	$(2,794)	$—	$5,692	$300,446
Comprehensive income:
Net income for the nine months ended June 30, 2002	—	—	—	22,243	—	—	—	22,243
Other comprehensive income, net of tax	—	—	—	—	—	—	4,131	4,131

Total comprehensive income	—	—	—	—	—	—	—	26,374
Payments of dividends on preferred stock	—	—	—	(178)	—	—	—	(178)
Deferred Compensation Obligation	—	—	—	—	—	528	—	528
Purchase of Stock	—	—	—	—	(528)	—	—	(528)
Issuance of stock, stock options and other awards	2	1	3,219	—	—	—	—	3,222

Balance at June 30, 2002	$6	$255	$253,007	$69,567	$(3,322)	$528	$9,823	$329,864

See accompanying condensed notes to consolidated financial statements

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months
	Ended June 30,

	2003	2002

	(In thousands)
Cash flows used in operating activities	$(576,943)	$(163,407)
Cash flows from investing activities:
Net increases in loans	(33,141)	(135,894)
Purchase of investment securities available for sale	(202,768)	(39,516)
Purchase of mortgage-backed securities available for sale	(1,681,620)	(655,359)
Purchase of other earning assets	(98,516)	(57,849)
Purchase of bank-owned life insurance	(27,500)	(30,000)
Purchase of office properties and equipment	(3,630)	(3,558)
Proceeds from repayments of investment securities available for sale	50,303	10,067
Proceeds from repayments of mortgage-backed securities held to maturity	—	70,199
Proceeds from repayments of mortgage-backed securities available for sale	821,388	254,853
Proceeds from repayments of other earning assets	72,867	47,500
Proceeds from sale of investment securities available for sale	41,051	7,230
Proceeds from sale of mortgage-backed securities available for sale	552,780	181,046
Proceeds from sale of real estate owned	2,176	6,833

Net cash used in investing activities	(506,610)	(344,448)

Cash flows from financing activities:
Net increase in deposits	182,248	353,373
Net increase in Federal Home Loan Bank advances	513,158	201,230
Net increase (decrease) in other borrowings	8,495	(30,202)
Guarantee fees for senior notes	(113)	(164)
Redemption of Trust Preferred Securities	(159,580)	(15,325)
Net proceeds from issuance of Trust Preferred Securities	65,630	43,648
Net proceeds from issuance of stock	71,681	2,895
Purchase of Series B Preferred Stock	—	(528)
Dividends paid on preferred stock	(237)	(178)

Net cash provided by financing activities	681,282	554,749

(Decrease) increase in cash and cash equivalents	(402,271)	46,894
Cash and cash equivalents at beginning of period	472,290	294,753

Cash and cash equivalents at end of period	$70,019	$341,647

Supplemental disclosure of non-cash investing and financing activities:
Securitization of loans receivable and mortgage loans held for sale	$506,999	$230,958
Transfer of loans to real estate owned	$4,361	$7,030
Securities purchased pending settlement	$247,313	$24,996
Securities sold pending settlement	$58,501	—

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

      The unaudited consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the nine-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003. For further information, refer to the Consolidated Financial Statements and Notes thereto included in BankUnited’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

      Certain prior period amounts have been reclassified to conform to the June 30, 2003 consolidated financial statements.

2.     Significant Accounting Policies

      During the second quarter of fiscal 2003, BankUnited adopted the disclosure requirement pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure.” See note 12. Impact of New Accounting Pronouncements for a discussion of the requirements of SFAS No. 148 and note 11. Stock Options for the new disclosure required by SFAS No. 148.

3.  Securities Portfolio

     Investments

      Presented below is an analysis of investments designated as available for sale.

	June 30, 2003

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(In thousands)
U.S. government agency securities	$52,990	$1,651	$—	$54,641
Equity securities	839	—	—	839
Trust preferred securities of other issuers	85,437	3,583	(1,364)	87,656
Other(1)	143,763	2,369	(136)	145,996

Total	$283,029	$7,603	$(1,500)	$289,132

(1)	Other includes mutual funds, preferred stock of FHLMC, and Bonds.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2002

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(In thousands)
U.S. government agency securities	$53,082	$65	$(387)	$52,760
Equity securities	4,242	132	(216)	4,158
Trust preferred securities of other issuers	58,875	2,621	(1,386)	60,110
Other(1)	53,829	801	(73)	54,557

Total	$170,028	$3,619	$(2,062)	$171,585

(1)	Other includes mutual funds, preferred stock of FHLMC, and bonds.

      Investment securities available for sale as of June 30, 2003 and September 30, 2002, by contractual maturity, are shown below.

	June 30, 2003		September 30, 2002

	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value

	(In thousands)
Due in one year or less	$3,044	$3,101	$—	$—
Due after one year through five years	27,990	28,235	3,081	3,146
Due after five years through ten years	113,017	115,230	52,830	26,850
Due after ten years	138,139	141,727	109,875	137,431
Equity securities	839	839	4,242	4,158

Total	$283,029	$289,132	$170,028	$171,585

 Mortgage-Backed Securities

      Presented below is an analysis of mortgage-backed securities designated as available for sale.

	June 30, 2003

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(In thousands)
GNMA mortgage-backed securities	$13,058	$590	$—	$13,648
FNMA mortgage-backed securities	339,342	4,674	—	344,016
FHLMC mortgage-backed securities	82,250	1,863	—	84,113
Collateralized mortgage obligations	21,820	68	(62)	21,826
Mortgage pass-through certificates	1,647,921	15,262	(361)	1,662,822

Total	$2,104,391	$22,457	$(423)	$2,126,425

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2002

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(In thousands)
GNMA mortgage-backed securities	$61,804	$3,311	$—	$65,115
FNMA mortgage-backed securities	335,755	10,887	—	346,642
FHLMC mortgage-backed securities	176,426	4,951	—	181,377
Collateralized mortgage obligations	91,819	1,618	—	93,437
Mortgage pass-through certificates	444,022	6,041	—	450,063

Total	$1,109,826	$26,808	$—	$1,136,634

      Mortgage-backed securities available for sale as of June 30, 2003 and September 30, 2002, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. As of June 30, 2003, the duration of BankUnited’s mortgage-backed securities portfolio was significantly less than contractual maturities.

	June 30, 2003		September 30, 2002

	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(In thousands)
Due in one year or less	$8	$8	$—	$—
Due after one year through five years	971	1,007	21,037	21,411
Due after five years through ten years	66,955	67,354	36,455	37,596
Due after ten years	2,036,457	2,058,056	1,052,334	1,077,627

Total	$2,104,391	$2,126,425	$1,109,826	$1,136,634

      When BankUnited securitizes residential mortgage loans, the resulting securities are considered retained interest for accounting purposes until sold. At June 30, 2003, BankUnited’s retained interests from securitized loans, not including mortgage servicing rights, had a fair value of $35.2 million. Upon sale of the securities, BankUnited retains servicing rights and the resulting gain or loss on the sale of the securities depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of the transfer. Fair value is derived from current market information and assumptions for similar products. The investors in the securitized assets have no recourse to BankUnited for failure of debtors to pay when due.

      During the nine months ended June 30, 2003, BankUnited securitized $507 million of residential mortgage loans. These loans were securitized with Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) and transferred into BankUnited’s mortgage-backed securities available for sale portfolio. During the same period BankUnited sold $494 million of securitized loans, recognizing net gains of $4.9 million. In connection with the sale of the securitized loans during the nine months ended June 30, 2003, BankUnited retained mortgage servicing rights with a fair value of $8.2 million. When BankUnited retains servicing responsibilities from these securitization transactions, it generally receives annual servicing fees approximating 0.25% of the outstanding receivable balance.

      The value of the retained interest from securitized loans is subject to prepayment risk on the transferred financial assets, and the general level of interest rates. At June 30, 2003, key economic

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assumptions and the sensitivity of the current fair value of securities remaining from securitizations to immediate 10% and 20% adverse changes in those assumptions are as follows:

Retained
Securities

(Dollars in
thousands)
Carrying amount (fair value) of retained securities	$35,158
Weighted average life in years	2.3
Annual prepayment assumption	37.83%
Impact on fair value of 10% adverse change	$(101)
Impact on fair value of 20% adverse change	$(277)
Annual cash flow discount rate	3.96%
Impact on fair value of 10% adverse change	$(236)
Impact on fair value of 20% adverse change	$(546)

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

      The total principal amount of loans underlying the retained securities at June 30, 2003 was $33.7 million, none of which was 60 days or more past due. There were no credit losses during the nine months ended June 30, 2003 from the loans underlying the retained securities outstanding at June 30, 2003.

4.     Earnings Per Share

      The following tables reconcile basic and diluted earnings per share for the three and nine months ended June 30, 2003 and 2002.

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

	(Dollars and shares in thousands,
	except per share data)
Basic earnings per share:
Numerator:
Net income	$9,627	$7,841	$28,019	$22,243
Preferred stock dividends	79	77	237	178

Net income available to common stockholders	$9,548	$7,764	$27,782	$22,065

Denominator:
Weighted average common shares outstanding	27,124	25,125	25,973	25,129

Basic earnings per share	$0.35	$0.31	$1.07	$0.88

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

	(Dollars and shares in thousands,
	except per share data)
Diluted earnings per share:
Numerator:
Net income available to common stockholders	$9,548	$7,764	$27,782	$22,065
Plus:
Convertible preferred stock dividends	79	77	237	178

Diluted net income available to common stockholders	$9,627	$7,841	$28,019	$22,243

Denominator:
Weighted average common shares outstanding	27,124	25,125	25,973	25,129
Plus:
Number of common shares from the conversion of options	1,231	1,193	1,157	1,164
Number of common shares from the conversion of preferred stock	1,083	858	1,067	661

Diluted weighted average shares outstanding	29,438	27,176	28,197	26,954

Diluted earnings per share	$0.33	$0.29	$0.99	$0.83

      Basic earnings per share is calculated by dividing net income, adjusted for dividends declared on preferred stock, by the weighted number of shares of common stock outstanding.

      Diluted earnings per share is calculated under the treasury stock method by dividing net income by the weighted average number of shares of common stock outstanding, assuming conversion of outstanding convertible preferred stock from the beginning of the period and the exercise of stock options. Such adjustments to net income and the weighted average number of shares of common stock are made only when such adjustments dilute earnings per share. There was no antidilutive effect from stock options and convertible securities during the three and nine month periods ending June 30, 2003 and 2002.

5.	Trust Preferred Securities and Junior Subordinated Deferrable Interest Debentures

      BankUnited Statutory Trust IV, BankUnited Statutory Trust V, BankUnited Statutory Trust VI and BUFC Statutory Trust VII are wholly owned trust subsidiaries (“Trust Subsidiaries”) of BankUnited which were created during the nine months ended June 30, 2003 for the purpose of issuing Trust Preferred Securities and investing the proceeds from the sale thereof in Junior Subordinated Deferrable Interest Debentures issued by BankUnited (the “Junior Subordinated Debentures”). The Trust Preferred Securities were issued and sold in private placement offerings. All of the proceeds from the sale of the Trust Preferred Securities and the common securities issued by the Trust Subsidiaries are invested in Junior Subordinated Debentures, which are the sole assets of the Trust Subsidiaries. The Trust Subsidiaries pay preferential cumulative cash distributions on the Trust Preferred Securities at the same rate as the distributions paid by BankUnited on the Junior Subordinated Debentures held by the Trust Subsidiaries. Taken together, the undertakings made by BankUnited with respect to the Trust Preferred Securities constitute a full and unconditional guarantee by BankUnited of the obligations of the Trust Preferred Securities.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table provides information on the issuances of Trust Preferred Securities by BankUnited’s trust subsidiaries during the nine months ended June 30, 2003:

	Original

	Trust		Junior
	Preferred	Common	Subordinated	Annual Rate of
	Securities	Securities	Debentures	Preferential Cash
	Issued	Issued	Held	Distribution	Maturity Date

	(Dollars in thousands)
BankUnited Statutory Trust IV(5)	$20,000	$619	$20,619	3-Month LIBOR + 3.40%(1)	11/15/2032
BankUnited Statutory Trust V(5)	15,000	464	15,464	3-Month LIBOR + 3.25%(2)	12/19/2032
BankUnited Statutory Trust VI(5)	17,640	546	18,186	3-Month LIBOR + 3.15%(3)	3/26/2033
BUFC Statutory Trust VII(6)	15,000	465	15,465	3-Month LIBOR + 3.25%(4)	4/24/2033

	$67,640	$2,094	$69,734

(1)	The annual rate adjusts quarterly not to exceed 11.90% prior to November 15, 2007.

(2)	The annual rate adjusts quarterly not to exceed 11.75% prior to December 26, 2007.

(3)	The annual rate adjusts quarterly not to exceed 11.75% prior to March 26, 2008.

(4)	The annual rate adjusts quarterly.

(5)	Created under Connecticut law.

(6)	Created under Delaware law.

      On February 26, 2003, BankUnited Financial Corporation announced that it would redeem all of the 9.60% Junior Subordinated Debentures held by its trust subsidiary, BankUnited Capital II, and BankUnited Capital II would redeem all of its outstanding 9.60% Cumulative Trust Preferred Securities (Nasdaq: BKUNZ). The Trust Preferred Securities, with an aggregate liquidation amount of $46 million, were redeemed on March 28, 2003 at a price of $25.00 per share plus accumulated and unpaid interest.

      On May 20, 2003, BankUnited Financial Corporation announced that it would partially redeem the outstanding 9% Junior Subordinated Debentures held by its trust subsidiary BankUnited Capital III, and BankUnited Capital III would partially redeem its outstanding Cumulative Trust Preferred Securities (NYSE: BUFPrC). On May 30, 2003, BankUnited Financial Corporation announced that it would redeem and retire the remaining outstanding 9% Junior Subordinated Debentures held by its trust subsidiary BankUnited Capital III, and BankUnited Capital III would redeem and retire its remaining 9% Cumulative Trust Preferred Securities. The Trust Preferred Securities, with an aggregate liquidation amount of $103 million, were redeemed on June 30, 2003 at a price of $25.00 per share plus accumulated and unpaid interest. For a discussion on interest rate swaps used to hedge some of BankUnited’s Trust Preferred Securities, see Note 9 Accounting for Derivatives and Hedging Activities.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Treasury Stock

      The following table provides information on Treasury Stock held by BankUnited as of June 30, 2003 and September 30, 2002:

	June 30, 2003	September 30, 2002

	(In thousands)
Common Treasury Stock:
Class A Common — 333,000 shares	$(2,794)	$(2,794)
Class B Common — 20,440 shares	(316)	—
Class B Common (held in Rabbi Trust) — 23,260 shares	(169)	—

Total Common Treasury Stock	(3,279)	(2,794)

Preferred Treasury Stock:
Noncumulative Convertible Preferred Stock, Series B (held in Rabbi Trust) — 26,720 shares	(528)	(528)

Total Treasury Stock	$(3,807)	$(3,322)

      In the first quarter of fiscal 2003, the Chief Executive Officer (“CEO”) surrendered 20,440 shares of Class B Common Stock to BankUnited as consideration for the exercise of 43,700 shares of Class B Common Stock. The 20,440 shares surrendered had a value of $316 thousand and are reflected in treasury stock in the equity section of BankUnited’s Consolidated Statement of Financial Condition. The incremental shares due to the CEO upon the option exercise were 23,260 shares of Class B Common Stock with a value of $169 thousand, which have been deferred by the CEO and are being held in a trust established by BankUnited. These shares are reflected in treasury stock in the equity section of BankUnited’s Consolidated Statement of Financial Condition. The obligation to deliver the shares to the CEO is also reflected in the equity section of BankUnited’s Consolidated Statement of Financial Condition in deferred compensation.

7.     Regulatory Capital

      The Office of Thrift Supervision (“OTS”) requires that the Bank meet minimum regulatory, core and risk-based capital requirements. Currently, the Bank exceeds all regulatory capital requirements. The Bank’s required, actual and excess regulatory capital levels as of June 30, 2003 and 2002 were as follows:

	Regulatory Capital

	Required		Actual		Excess

	2003	2002	2003	2002	2003	2002

	(Dollars in thousands)
Core capital	$207,048	$172,662	$502,671	$445,921	$295,623	$273,259
	3.0%	3.0%	7.3%	7.8%	4.3%	4.8%
Risk based capital	$260,666	$222,004	$524,213	$463,822	$263,547	$241,818
	8.0%	8.0%	16.1%	16.7%	8.1%	8.7%

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Comprehensive Income

      BankUnited’s comprehensive income includes all items which comprise net income, plus other comprehensive income. For the three months and nine months ended June 30, 2003 and 2002, BankUnited’s other comprehensive income (loss) was as follows:

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

	(In thousands)
Net income	$9,627	$7,841	$28,019	$22,243
Other comprehensive (loss) income, net of tax:
Unrealized (loss) income arising during the period on securities, net of tax (benefit) expense of $(40) and $7,905 for the three months ended June 30, 2003 and 2002, respectively and $2,211 and $3,026 for the nine months ended June 30, 2003 and 2002, respectively	(73)	12,627	3,931	4,834
Unrealized losses on cash flow hedges, net of tax benefit of $256 and $426 for the three and nine months ended June 30, 2003, respectively	(479)	—	(757)	—
Less reclassification adjustment for:
Amortization of unrealized losses on transferred securities, net of tax expense of $31 and $69 for the three and nine months ended June 30, 2002, respectively	—	(50)	—	(110)
Realized gains on securities sold included in net income, net of tax expense of $1,106 for the three months ended June 30, 2003, and $1,676 and $509 for the nine months ended June 30, 2003 and 2002, respectively	2,070	—	2,979	813

Total other comprehensive (loss), income net of tax	$(2,622)	$12,677	$195	$4,131

Comprehensive income	$7,005	$20,518	$28,214	$26,374

9.     Accounting For Derivatives and Hedging Activities

Loan Commitments

      BankUnited commits to make one-to-four family residential mortgage loans with potential borrowers at specified interest rates for short periods of time, usually thirty days. If potential borrowers meet underwriting standards, these loan commitments obligate BankUnited to fund the loans, but do not obligate the potential borrower to take the loans. If the borrowers do not allow the commitments to expire, the loans are funded, and either placed into BankUnited’s loan portfolio or held for sale. Based on historical experience, and the underlying loan characteristics, BankUnited estimates the amount of commitments that will ultimately become loans held for sale and treats those as derivatives during the commitment period. As derivatives, the changes in the fair value of the commitments are recorded in current earnings under other non-interest income with an offset to the consolidated statement of financial condition in other assets. Fair values are based on observable market prices from third parties. During the nine months ended June 30, 2003, BankUnited recorded $1.1 million in net losses from fair value adjustments on loan commitments. At June 30, 2003, the estimated notional amount of loan commitments BankUnited expected to be funded was $104.9 million.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Forward Sales Contracts

      To economically hedge the fair value exposure on loan commitments to a change in interest rates during the commitment period, BankUnited enters into forward contracts with similar terms. Since both the loan commitments and the forward contracts are derivatives, this hedging relationship does not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133. Accordingly, the fair value adjustments on the forward contracts are also assets or recorded in current earnings under other non-interest income or expense with an offset to the balance sheet in other liabilities. These forward contracts may also extend beyond the commitment period and are also used to offset the fair value exposure of loans held for sale to a change in interest rates. This relationship exists until either the loan is sold or until the forward contract expires. During the nine months ended June 30, 2003, BankUnited recorded $1.3 million in net gains from fair value adjustments on these forward contracts.

Interest Rate Swaps

      BankUnited enters into interest rate swap contracts as fair value and cash flow hedges (“hedge”) for the purpose of hedging long-term fixed and variable interest costs on Trust Preferred Securities (“hedged item”) issued by its trust subsidiaries. All terms of the interest rate swap contracts, with the exception of the right to defer interest payments, are the same as those of the Trust Preferred Securities. BankUnited expects these interest rate swap contracts to be highly effective in offsetting interest costs of its long-term debt, and therefore applies hedge accounting treatment.

      Hedges used by BankUnited to offset interest costs from fixed long-term debt are treated as qualifying fair value hedges. The accounting treatment for fair value hedges is to record the change in fair value during the period of both the hedge and the hedged item into current earnings. During the nine months ended June 30, 2003, BankUnited recorded a total of $2.6 million as a charge to non-interest income from a change in fair value of its fair value interest rate swap hedges with an offsetting amount to non-interest income for a change in fair value of the hedged item. There was no ineffectiveness during the nine month period ended June 30, 2003.

      Hedges used by BankUnited to offset interest costs from variable long-term debt, are treated as qualifying cash flow hedges. The accounting treatment for cash flow hedges is to record the effective portion of the gain or loss on the hedge as a component of other comprehensive income, net of tax, with an offsetting amount recorded in either other assets or other liabilities. The amounts recorded in other accumulated comprehensive income will be reclassified into current earnings in the same period in which the hedged item affects earnings. During the nine months ended June 30, 2003, BankUnited recorded a total of $757 thousand, net of taxes, in other comprehensive losses resulting from the effective portion of its cash flow hedges. There was no ineffectiveness during the nine month period ended June 30, 2003. BankUnited expects $232 thousand of the amounts currently reported in other comprehensive income related to cash flow hedges to be reclassified into earnings within the next twelve months.

      During the second quarter of fiscal 2003, BankUnited settled an interest rate swap which was used to hedge the 9.60% Cumulative Trust Preferred Securities issued by BankUnited Capital II. This settlement was made in conjunction with the redemption of the 9.60% Trust Preferred Securities which took place simultaneously and resulted in a gain of $87 thousand. During the third quarter of fiscal 2003 BankUnited settled an interest rate swap which was used to hedge the 10.25% Cumulative Trust Preferred Securities issued by BankUnited Capital. This settlement resulted in a deferred gain of $2.6 million. See Note 5. Trust Preferred Securities and Junior Subordinated Deferrable Interest Debentures in the Financial Statements for a further discussion of the redemption of the BankUnited Capital II securities.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Commitments and Contingencies

      Standby letters of credit are off balance sheet instruments which represent conditional commitments issued by BankUnited to guarantee the performance of a customer to a third party. BankUnited had outstanding standby letters of credit in the amount of $9.4 million and $8.0 million as of June 30, 2003 and September 30, 2002, respectively. In accordance with the disclosure requirements of Financial Accounting Standards Board (“FASB”) Interpretation No. 45, approximately $3.1 million of the standby letters of credit outstanding at June 30, 2003 were issued subsequent to December 31, 2002. The fair value of these instruments, which is represented by the fees earned in connection with the standby letters of credit, are recognized in BankUnited’s financial statements. BankUnited’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for standby letters of credit is represented by the contractual amounts of those instruments. BankUnited uses the same credit policies in establishing conditional obligations as those for on-balance sheet instruments. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies but may include cash, accounts receivable, inventory, equipment, marketable securities and property. Since certain letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

      BankUnited is a party to certain claims and litigation arising in the ordinary course of business. In the opinion of management, the resolution of such claims and litigation will not materially affect BankUnited’s consolidated financial position or results of operations.

11.     Stock Options

      The new disclosure requirements under SFAS No. 148 for interim financial statements are effective and were adopted by BankUnited on January 1, 2003. The following table provides the newly required disclosures for the three and nine-month periods ended June 30, 2003 compared to the same periods in the prior year:

	For the Three		For the Nine
	Months Ended		Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Dollars in thousands)
Net income, as reported	$9,627	$7,841	$28,019	$22,243
Add: Total stock-based employee and director compensation expense included in net income, net of related tax effects	16	—	16	—
Deduct: Total stock-based employee and director compensation expense determined under the fair value based method for all awards, net of related tax effects(1)	(611)	(330)	(1,372)	(902)

Pro forma net income	$9,032	$7,511	$26,663	$21,341

Earnings per share:
Basic — as reported	$0.35	$0.31	$1.07	$0.88

Basic — pro forma	$0.33	$0.30	$1.02	$0.84

Diluted — as reported	$0.33	$0.29	$0.99	$0.83

Diluted — pro forma	$0.31	$0.28	$0.95	$0.79

(1)	The fair value of each option has been estimated on the date of the grant using the Black Scholes option pricing model.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.     Impact of New Accounting Pronouncements

      SFAS No. 145

      In May of 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002”. Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. This was an exception to Accounting Principals Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB No. 30”), which defines extraordinary items as events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence.

      SFAS No. 145 eliminates Statement No. 4 and, thus, the exception to applying APB No. 30 to all gains and losses related to extinguishments of debt (other than extinguishment of debt to satisfy sinking-fund requirements). As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. Applying APB No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent in nature or that meet the criteria for classification as an extraordinary item. The provisions of SFAS No. 145 related to the rescission of Statement No. 4 shall be applied in fiscal years beginning after May 15, 2002. BankUnited adopted the provisions of SFAS No. 145 related to the rescission of Statement No. 4 beginning October 1, 2002, which resulted in a reclassification of extraordinary item related to early extinguishment of debt, to non-interest income in the consolidated statement of operations for prior periods.

      SFAS No. 148

      In December of 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure.” Under SFAS No. 148, alternative methods of transition are provided for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS 123, “Accounting for Stock Based Compensation” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

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

      In January of 2003, FASB issued FASB Interpretation No. 46 (“FIN 46”), an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 establishes the criteria used to identify variable interest entities and to determine whether or not to consolidate a variable interest entity. Under the criteria established by FIN 46, BankUnited believes it will be required to de-consolidate its trust subsidiaries, however management is still evaluating this interpretation. The result will be to recognize investments in its Trust Subsidiaries in other assets and to report the amount of subordinated debentures issued by BankUnited Financial Corporation to its Trust Subsidiaries in the liability section of BankUnited’s Consolidated Statement of Financial Condition. Prior to FIN 46, BankUnited eliminated the investments in all of its Trust Subsidiaries and reported Trust Preferred Securities in the liability section of BankUnited’s Consolidated Statement of Financial Condition. This interpretation is effective immediately

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for variable interest entities created after January 31, 2003 and in the first fiscal year or interim period beginning after June 15, 2003, for variable interest entities in which a variable interest was acquired prior to February 1, 2003.

      SFAS No. 149

      In April of 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 clarifies certain issues and amends definitions contained in SFAS 133 to ensure that contracts with comparable characteristics are accounted for similarly. Although applicable to BankUnited, management does not expect that SFAS No. 149 will have a significant impact on its consolidated financial condition or results of operations.

      SFAS No. 150

      In May of 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity. Although applicable to BankUnited, management does not expect that SFAS No. 150 will have a significant impact on its consolidated financial condition or results of operations.

13.     Related Party Transactions

      The Bank, as an insured depository institution as defined under Section 3 of the Federal Deposit Investment Act, extends loans to directors, officers and employees, as well as to members of their immediate families and their affiliates. The following discussion pertains to significant changes to related party transactions during the nine month period ending June 30, 2003. As of June 30, 2003, there were approximately $3.5 million in loans receivable from an entity in which a director has interests. As of September 30, 2002 there were approximately $1 million in loans receivables from entities in which two directors have interests. These loans and their terms have been reviewed and approved by the Bank’s board of directors.

      As of June 30, 2003, BankUnited had loans receivable from BankUnited’s executive officers in the aggregate amount of $2.4 million. Loans receivable from executive officers as of September 30, 2002 were $986 thousand. These loans are secured by each executive’s primary residence.

      During the quarter ended June 30, 2003 a related party interest was terminated by the sale of a property on which BankUnited has a branch office. The property was previously owned indirectly by a partnership in which the Chief Executive Officer has a 25% interest.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      As used in this Form 10-Q, “BankUnited,” “we,” “us” and “our” refers to BankUnited and its subsidiaries on a consolidated basis. The following discussion and analysis and the related financial data present a review of BankUnited’s consolidated operating results for the three and nine-month periods ended June 30, 2003 and 2002 and consolidated financial condition as of June 30, 2003. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in BankUnited’s Annual Report on Form 10-K for the year ended September 30, 2002.

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

      BankUnited cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and are not historical facts. Actual results may differ materially from the results discussed in these forward-looking statements due to the following factors, among other things: general economic conditions, either nationally or regionally; changes or fluctuations in the interest rate environment; a deterioration in credit quality and/or a reduced demand for credit; reduced deposit flows and loan demand; competition from other financial services companies in our markets; legislative or regulatory changes, including changes in accounting standards, guidelines and policies; changes in the regulation of financial services companies; the issuance or redemption of additional equity or debt securities; the concentration of operations in south Florida, if the Florida economy or real estate values decline; and the threat and impact of war and terrorism. BankUnited cautions that the foregoing factors are not exclusive. BankUnited does not undertake, and specifically disclaims, any obligations to publicly release the result of any updates which might be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Critical Accounting Policies

      BankUnited’s financial position and results of operations are impacted by management’s application of accounting policies involving judgments made to arrive at the carrying value of certain assets. Management’s greatest challenge in implementing its policies is the need to make estimates about the effect of matters that are inherently less than certain. Critical accounting policies applied by BankUnited are those that relate to the loan portfolio, which includes the allowance for loan losses and the valuation of mortgage servicing rights pertaining to the sale or securitization of mortgage loans. A variety of estimates impact the carrying value of the loan portfolio, including the amount of the allowance for loan losses, the placement of loans on non-accrual status, and the valuation of loans held for sale and mortgage servicing rights. On a periodic basis, management obtains a valuation of mortgage servicing rights from an independent third party.

      For a more detailed discussion on these critical accounting policies, see “Critical Accounting Policies” on page 21 of BankUnited’s Annual Report on Form 10-K/A for the year ended September 30, 2002.

Fiscal 2003 Developments

      On February 3, 2003, BankUnited announced the addition of Sharon A. Brown as an independent member of its Board of Directors. Ms. Brown will serve on the Audit Committee and will qualify as an “audit committee financial expert” in compliance with rules adopted by the Securities and Exchange Commission. Through July 31, 2003 Ms. Brown was Director of Alumni and External Affairs for the University of Miami School of Business Administration and previously served as Assistant Dean for Administration and Development. Ms. Brown was a partner at Coopers & Lybrand, where she worked for 25 years, prior to joining the University of Miami in 1992. At Coopers & Lybrand, Ms. Brown’s clients included financial institutions, non-profit organizations and major organizations in government and education. She advised senior management on accounting, auditing, financial, and operations issues, and developed expertise in financial reporting, internal control reviews, major financing, acquisition reviews and other areas. She became a partner of that firm in 1979. Ms. Brown is a member of the Audit Committee of the School Board of Miami-Dade County, and served on the five-member citizen board appointed by Florida Governor Chiles in 1998 to oversee the financial recovery of the City of Miami. Ms. Brown is a long-standing member of the Florida Institute of Certified Public Accountants where she has chaired various committees, including County Agency Audits, State and Local Government, Relations with Financial Institutions, and Structure and Governance. She also served as the organization’s President in 1986. The Florida House of Representatives recognized Ms. Brown for her service as president of the FICPA and for having devoted most of her professional career to improving the quality and integrity of local governmental audits.

      BankUnited was added to the S&P SmallCap 600 GICS (Global Industry Classification Standard) Banks sub-industry after the close of trading on February 4, 2003. The S&P SmallCap 600 Index consists of 600 domestic stocks chosen for market size, liquidity and industry group representation. BankUnited was selected for inclusion in the NASDAQ Financial-100 Index, effective June 23, 2003. The NASDAQ Financial-100 Index includes the 100 largest domestic and international financial organizations listed on the NASDAQ Stock Market based on market capitalization. The index contains banks and savings institutions and related holding companies, insurance companies, broker-dealers, investment companies and financial services organizations.

      BankUnited believes that the branch network will continue to play a vital role in building banking relationships and toward this objective has opened its 42nd branch location subsequent to the 3rd quarter of fiscal 2003 in the Palm Beach County community of Palm Beach Gardens and a wholesale lending office in the state of Maryland during the 3rd quarter of fiscal 2003. BankUnited intends to open four additional full-service branches by the end of the calendar year.

      In April 2003, BankUnited launched its micro-market strategy for the retail banking operation. The initiative, which divided the company’s marketplace into micro markets, is designed to provide BankUnited customers with an even greater level of high-touch service and to enhance community ties. Emphasizing that it is a true market-driven strategy, BankUnited has empowered its micro-market managers with enhanced decision making abilities, greater latitude in community sponsorship and involvement, and customer-centric promotions and product bundles. By offering our customers the advantages of community-bank service, localized decision making, and market-savvy bankers backed by BankUnited’s asset strength and broad product array, we hope to increase our market penetration. BankUnited intends to continue to carve a niche by offering more products and services than our community bank competitors, and more personalized and flexible service than our larger regional competitors.

      BankUnited issued 3,936,500 shares of its Class A Common Stock at a price of $18.50 per share in its public offering, which closed on May 28, 2003. This includes 436,500 shares purchased by the underwriters, pursuant to an exercise of a portion of their over-allotment option. Gross proceeds from this equity offering were $72.8 million.

Results of Operations

For the Three Months Ended June 30, 2003 Compared to the Same Period in 2002

General

      Net income was $9.6 million for the three months ended June 30, 2003, a 23% increase compared to $7.8 million for the same period in 2002. Basic and diluted earnings per share for the quarter were $0.35 and $0.33, respectively, versus $0.31 and $0.29, respectively, for the same period in 2002.

Analysis of Net Interest Income

      The following discussion of net interest income should be reviewed in conjunction with the Yields Earned and Rates Paid and Rate/Volume Analysis tables.

      Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. The following table sets forth certain information relating to the categories of BankUnited’s interest-earning assets and interest-bearing liabilities for the periods indicated. All yield and rate information is calculated on an annualized basis by dividing the annualized interest income or expense for the period by the average balance of the appropriate balance sheet item during the period. Net interest margin is calculated by dividing annualized net interest income by average interest-earning assets. Non-accrual loans are included in asset balances for the appropriate period, whereas recognition of interest on such loans is discontinued and any remaining accrued interest receivable is reversed, in conformity with Generally Accepted Accounting Principles and regulatory requirements. The yields and net interest margins have been calculated on a pre-tax basis.

Yields Earned and Rates Paid

	For the Three Months Ended June 30,

	2003			2002

	Average		Yield/(1)	Average		Yield/(1)
	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net(2)	$4,074,481	$56,699	5.57%	$3,799,152	$61,959	6.53%
Mortgage-backed securities	1,859,634	17,796	3.83%	1,149,776	16,796	5.84%
Short-term investments(3)	21,183	113	2.11%	20,597	169	3.25%
Long-term investments and FHLB stock(4)	350,010	3,922	4.48%	220,948	2,762	5.00%

Total interest-earning assets	6,305,308	78,530	4.98%	5,190,473	81,686	6.30%

Interest-bearing liabilities:
NOW/Money market	579,712	1,224	0.85%	415,432	1,549	1.50%
Savings	778,996	3,228	1.66%	739,814	4,963	2.69%
Certificates of deposit	1,719,289	15,263	3.56%	1,783,597	19,327	4.35%
Trust preferred securities and junior subordinated deferrable interest debentures(5)	266,262	4,922	7.39%	232,628	4,879	8.39%
Senior notes	200,000	2,796	5.59%	200,000	2,834	5.67%
FHLB advances and other borrowings	2,533,910	22,739	3.55%	1,630,584	20,156	4.89%

Total interest-bearing liabilities	$6,078,169	$50,172	3.29%	$5,002,055	$53,708	4.28%

Excess of interest-earning assets over interest-bearing liabilities	$227,139			$188,418

Net interest income		$28,358			$27,978

Interest rate spread			1.69%			2.02%

Net interest margin			1.81%			2.17%

Ratio of interest-earning assets to interest-bearing liabilities	103.74%			103.77%

(1)	The yields and rates along with the corresponding interest rate spread and net interest margin represent the yields earned and rates paid on BankUnited’s interest-earning assets and interest-bearing liabilities, respectively, during the three-month periods ended June 30, 2003 and 2002, and do not include any estimates of the effect that accelerated amortization of premiums or discounts would have on the yields earned.

(2)	Includes average non-accruing loans of $45 million and $26 million for the three months ended June 30, 2003 and 2002, respectively. The yields on loans receivable, net include amortization of loan fees.

(3)	Short-term investments include FHLB overnight deposits, federal funds sold, and securities purchased under agreements to resell.

(4)	Long-term investments include agency securities and Trust Preferred Securities of other issuers.

(5)	Interest and rates include the effect of interest rate swaps.

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

	For the Three Month Period Ended June 30,
	2003 vs. 2002

	Increase (Decrease) Due to

	Changes		Changes	Total
	in	Changes	in Rate/	Increase
	Volume	in Rate	Volume	(Decrease)

	(Dollars in thousands)
Interest income attributable to:
Loans receivable, net	$4,495	$(9,118)	$(637)	$(5,260)
Mortgage-backed securities	10,364	(5,778)	(3,586)	1,000
Short-term investments(1)	5	(59)	(2)	(56)
Long-term investments and FHLB stock(2)	1,613	(282)	(171)	1,160

Total interest-earning assets	16,477	(15,237)	(4,396)	(3,156)

Interest expense attributable to:
NOW/Money market	616	(675)	(266)	(325)
Savings	263	(1,905)	(93)	(1,735)
Certificates of deposit	(699)	(3,523)	158	(4,064)
Trust Preferred Securities and junior subordinated deferrable interest debentures(3)	705	(582)	(80)	43
Senior notes	—	(40)	2	(38)
FHLB advances and other borrowings	11,043	(5,462)	(2,998)	2,583

Total interest-bearing liabilities	11,928	(12,187)	(3,277)	(3,536)

Increase (decrease) in net interest income	$4,549	$(3,050)	$(1,119)	$380

(1)	Short-term investments include FHLB overnight deposits, federal funds sold, and securities purchased under agreements to resell.

(2)	Long-term investments include agency securities and Trust Preferred Securities of other issuers.

(3)	Includes the effect of interest rate swaps.

      While BankUnited anticipates future improvement, the sustained pressure of high industry-wide levels of residential loan pre-payments coupled with market pressure to competitively price deposits resulted in a net interest margin of 1.81% for the three months ended June 30, 2003, compared to 2.17% for the same period in 2002.

      The average balances of loans, mortgage-backed securities, and FHLB stock increased significantly during the three months ended June 30, 2003 compared to the same period in 2002. These increases generated sufficient interest income due to changes in volume to help offset the margin compression experienced during the quarter. The result was an increase in net interest income of $380 thousand for the three months ended June 30, 2003 as compared to the same period in 2002.

      While it is difficult to predict interest rate levels, we are cautiously optimistic that our net interest margin should begin to improve over the next several quarters as certain trends continue, and as

BankUnited takes proactive measures. Some of the measures that we have taken and possible favorable trends which should help to effect this improvement are:

•	Effecting growth in core deposits.

•	Increasing non-interest bearing deposits.

•	Capitalizing on deposit re-pricing opportunities. Given the lagging nature of time deposit re-pricing, we have an opportunity to continue to lower our time deposit cost of funds over the next several quarters.

•	Expanding the portfolio of loans originated by BankUnited. BankUnited’s portfolio of bank-originated loans grew by $171 million, or 5% from the quarter ended March 31, 2003. This growth should help to expand net interest margin. Management sees tremendous benefit to increasing its portfolio of self-originated loans. These loans are slower to pre-pay, and offer BankUnited significant cross-selling opportunities. Successful execution of this strategy should allow BankUnited to overcome the pressure of pre-payments on its margin in the long term.

•	Eventual run-off of previously purchased residential loans serviced by others (LSBO); BankUnited’s LSBO portfolio has received the hardest impact from the trend in pre-payments. This portfolio, which stood at $692 million at September 30, 2002, continues to be pre-paid at a rate more than double that of the Bank’s self-originated residential portfolio, and at quarter end had a balance of $278 million. BankUnited has followed a policy of allowing the LSBO portfolio to run off, replacing them with loans originated by BankUnited. We expect the significant pressure on our net interest margin resulting from the pre-payments on the LSBO portfolio to subside during the next several quarters. Until full depletion of the portfolio, management expects that pre-payments will continue to have an adverse effect on net interest margin.

•	Targeting consumer and commercial loan growth and diversification of the portfolio; management continues to implement proven consumer and commercial lending strategies to grow and diversify the Bank’s loan portfolio. The result of our lending strategies, as shown through record production in key areas, should serve to ease margin pressures, especially in light of our focus on gathering lower-cost deposits.

•	Asset sensitive balance sheet; BankUnited maintains as asset sensitive position allowing us to re-price our assets faster than our liabilities in a rising interest rate environment.

•	Strategically reducing high-interest debt.

Analysis of Non-Interest Income and Expenses

	For the Three
	Months Ended
	June 30,

	2003	2002	Change

	(Dollars in thousands)
Non-interest income:
Loan servicing fees, net of amortization	$(1,346)	$(632)	$(714)	(113.0)%
Loan fees	1,372	847	525	62.0%
Deposit fees	1,017	843	174	20.6%
Other fees	410	287	123	42.9%
Net gain (loss) on sale of investment and mortgage-backed securities	4,085	(295)	4,380	1,484.7%
Net gain on sale of loans and other assets	2,555	1,442	1,113	77.2%
Insurance and investment services income	771	844	(73)	(8.6)%
Other	1,158	951	207	21.8%

Total non-interest income	$10,022	$4,287	$5,735	133.8%

      Non-interest income reached $10.0 million for the three months ended June 30, 2003, which is an increase of 133.8%, or $5.7 million over the same period in the prior year. The decrease of $714 thousand in loan servicing fees, net of amortization includes an increase in loan servicing fees of $231 thousand, offset by an increase in the amortization of mortgage servicing rights of $945 thousand. The increase in amortization of mortgage servicing rights is largely the result of a high level of pre-payments occurring during the quarter in the current low interest rate environment. The increase in loan servicing fees reflects a general growth in loans serviced for others by BankUnited.

      Loan fees, which include late-payment fees and pre-payment penalties, increased by $525 thousand, or 62%, for the three months ended June 30, 2003 compared to the same period in the prior year; this increase reflects the high level of pre-payments discussed above. The increase in deposit fees of $174 thousand, or 20.6%, is the direct result of growth in core deposits, particularly non-interest bearing accounts. Other fees have increased by $123 thousand, or 42.9%, compared to the same period in the prior year. We expect continued improvement in generating fees as we focus on expanding our banking office locations, strengthen our commercial relationships, and as our micro-market strategy begins to build momentum.

      BankUnited realized a total of $4.1 million in net gains on the sale of investments and mortgage-backed securities during the three months ended June 30, 2003. Included in that figure is a $4.3 million gain resulting from the sale of $203 million of mortgage-backed securities. These sales were outside of BankUnited’s securitization activities, which includes originating and securitizing loans with the intention to sell the resulting securities. Management concluded that the realizable value upon sale represented greater value than holding those securities. In addition to these sales, BankUnited realized $2.6 million in gains upon the sale of loans and other assets.

      Other income of $1.1 million for the three months ended June 30, 2003 includes an increase in the cash surrender value of bank-owned life insurance policies of $983 thousand. The increase in cash surrender value during the three months ended June 30, 2003 was $218 thousand greater than it was for the same period in 2002, which is mostly an indication of the increase in coverage.

	For the Three Months
	Ended June 30,

	2003	2002	Change

	(Dollars in thousands)
Non-interest expenses:
Employee compensation and benefits	$9,569	$7,891	$1,678	21.3%
Occupancy and equipment	3,172	2,863	309	10.8%
Telecommunications and data processing	1,310	1,106	204	18.4%
Advertising and promotion expense	1,021	1,256	(235)	(18.7)%
Professional fees — legal and accounting	864	1,851	(987)	(53.3)%
Loan closing expense	827	705	122	17.3%
Postage and courier	394	306	88	28.8%
Loan servicing expense(1)	277	652	(375)	(57.5)%
Insurance	304	261	43	16.5%
Other operating expenses	4,940	1,204	3,736	310.3%

Total non-interest expenses	$22,678	$18,095	$4,583	25.3%

(1)	Loan servicing expense relates to LSBOs.

      Non-interest expense increased by $4.6 million for the three months ended June 30, 2003 compared to the same period in 2002. The largest portion of the increase was $3.7 million charged to other operating expenses related to the elimination of long-term debt demonstrating BankUnited’s efforts to reduce overall debt and replace existing debt with lower cost funds. As BankUnited continues to expand its operations, it is expected that non-interest expenses may increase as is evidenced by the increase in employee compensation of $1.7 million.

      The decrease in the provision for income taxes relative to income before income taxes for the three months ended June 30, 2003, compared to 2002, reflects a change in BankUnited’s effective tax rate due to new tax planning strategies.

                  For the Nine Months Ended June 30, 2003 Compared to the Same Period in 2002

General

      Net income for the first nine months of fiscal 2003 was $28.0 million compared to $22.2 million for the same period last year, a 26% increase. Basic and diluted earnings per share for the nine months ended June 30, 2003, were $1.07 and $0.99, respectively, versus $0.88 and $0.83, respectively, for the same period in the prior year. This represents increases of 22% and 19% for basic and diluted earnings per share, respectively.

Analysis of Net Interest Income

Yields Earned and Rates Paid

	For the Nine Months Ended June 30,

	2003			2002

	Average		Yield/(1)	Average		Yield/(1)
	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net(2)	$4,039,442	$176,333	5.82%	$3,858,299	$192,207	6.64%
Mortgage-backed securities	1,617,548	50,763	4.18%	1,007,113	45,429	6.01%
Short-term investments(3)	15,919	340	2.81%	19,237	483	3.31%
Long-term investments and FHLB stock(4)	301,428	10,644	4.71%	211,951	8,605	5.42%

Total interest-earning assets	5,974,337	238,080	5.31%	5,096,600	246,724	6.46%

Interest-bearing liabilities:
NOW/Money markets	552,514	4,311	1.04%	372,202	4,043	1.45%
Savings	740,458	10,460	1.89%	702,885	14,767	2.81%
Certificates of deposit	1,750,181	48,700	3.72%	1,763,043	61,832	4.69%
Trust preferred securities and junior subordinated deferrable interest debentures(5)	273,423	15,057	7.34%	217,569	14,753	9.04%
Senior notes	200,000	8,408	5.61%	200,000	8,498	5.67%
FHLB advances and other borrowings	2,250,642	65,013	3.81%	1,653,230	60,858	4.85%

Total interest-bearing liabilities	$5,767,218	$151,949	3.50%	$4,908,929	$164,751	4.46%

Excess of interest-earning assets over interest-bearing liabilities	$207,119			$187,671

Net interest income		$86,131			$81,973

Interest rate spread			1.81%			2.00%

Net interest margin			1.94%			2.16%

Ratio of interest-earning assets to interest-bearing liabilities	103.59%			103.82%

(1)	The yields and rates along with the corresponding interest rate spread and net interest margin represent the yields earned and rates paid on BankUnited’s interest-earning assets and interest-bearing liabilities, respectively, during the nine-month periods ended June 30, 2003 and 2002 and do not include any estimates of the effect that accelerated amortization of purchased premiums or discounts would have on the yields earned.

(2)	Includes average non-accruing loans of $36 million and $27 million for the nine months ended June 30, 2003 and 2002, respectively. The yield on loans receivable, net includes amortization of loan fees.

(3)	Short-term investments include FHLB overnight deposits, federal funds sold, and securities purchased under agreements to resell.

(4)	Long-term investments include agency securities and Trust Preferred Securities by other issuers.

(5)	Interest and rates include the effect of interest rate swaps.

Rate/Volume Analysis

	For the Nine Month Period Ended June 30,
	2003 vs. 2002

	Increase (Decrease) Due to

			Changes in	Total
	Changes in	Changes in	Rate/	Increase
	Volume	Rate	Volume	(Decrease)

	(Dollars in thousands)
Interest income attributable to:
Loans receivable, net	$9,021	$(23,729)	$(1,166)	$(15,874)
Mortgage-backed securities	27,515	(13,823)	(8,358)	5,334
Short-term investments(1)	(82)	(72)	11	(143)
Long-term investments and FHLB stock(2)	3,637	(1,129)	(469)	2,039

Total interest-earning assets	40,091	(38,753)	(9,982)	(8,644)

Interest expense attributable to:
NOW/Money Market	1,961	(1,145)	(548)	268
Savings	792	(4,850)	(249)	(4,307)
Certificates of deposit	(452)	(12,826)	146	(13,132)
Trust preferred securities and junior subordinated deferrable interest debentures(3)	3,787	(2,774)	(709)	304
Senior notes	—	(90)	—	(90)
FHLB advances and other borrowings	21,731	(12,895)	(4,681)	4,155

Total interest-bearing liabilities	27,819	(34,580)	(6,041)	(12,802)

Increase (decrease) in net interest income	$12,272	$(4,173)	$(3,941)	$4,158

(1)	Short-term investments include FHLB overnight deposits, federal funds sold, and securities purchased under agreements to resell.

(2)	Long-term investments include agency securities and Trust Preferred Securities by other issuers.

(3)	Includes the effect of interest rate swaps.

      As indicated in the discussion of results for the three months ended June 30, 2003, the high levels of residential loan pre-payments resulting from historically low mortgage rates, coupled with market-driven competitive deposit pricing, has resulted in compression of the net interest margin. The net interest margin for the nine months ended June 30, 2003 was 1.94% compared to 2.16% for the same period in the prior year. The effect of pre-payments was especially evident in the area of LSBOs, which were purchased several years ago. Despite the negative impacts of pre-payments, BankUnited was able to generate $9.0 million in additional interest income from loan volume.

      The interest income generated from an increase in average mortgage-backed securities for the nine months ended June 30, 2003 compared to 2002 helped to reduce margin compression by generating an additional $27.5 million in interest income. While interest expense decreased significantly for the nine months ended June 30, 2003 compared to 2002 due to lower deposit and borrowing rates, competition prevented BankUnited from significantly lowering rates on deposits to offset the reduction of yield on its assets. There was also an increase in interest expense of $4.2 million from FHLB advances fueled mostly by an increase in average balances. BankUnited utilizes advances from the FHLB to fund growth mostly in the loan and securities portfolios.

Analysis of Non-Interest Income and Expenses

	For the Nine Months
	Ended June 30,

	2003	2002	Change

	(Dollars in thousands)
Non-interest income:
Loan servicing fees, net of amortization	$(3,228)	$(1,616)	$(1,612)	(99.8)%
Loan fees	3,562	2,887	675	23.4%
Deposit fees	3,037	2,479	558	22.5%
Other fees	1,014	726	288	39.7%
Net gain on sale of investment and mortgage-backed securities	4,840	587	4,253	724.5%
Net gain on sale of loans and other assets	6,323	2,954	3,369	114.0%
Insurance and investment service income	2,091	3,024	(933)	(30.9)%
Other	4,180	2,171	2,009	92.5%

Total non-interest income	$21,819	$13,212	$8,607	65.1%

      Non-interest income reached $21.8 million for the nine months ended June 30, 2003, which is an increase of 65.1%, or $8.6 million, over the same period in the prior year. The decrease of $1.6 million in loan servicing fees, net of amortization includes an increase in loan servicing fees of $548 thousand, offset by an increase in the amortization of mortgage servicing rights of $2.2 million. The increase in amortization of mortgage servicing rights is largely the result of a high level of pre-payments during the first three quarters of fiscal 2003 due to the current low interest rate environment. The increase in loan servicing fees reflects a general growth in loans serviced for others by BankUnited.

      Loan fees, which include late payment fees and pre-payment penalties, increased by $675 thousand, or 23.4%, for the nine months ended June 30, 2003 compared to the same period in the prior year; this increase reflects the high level of pre-payments discussed above. The increase in deposit fees of $558 thousand, or 22.5%, is the direct result of growth in core deposits, particularly non-interest bearing accounts. Other fees have increased by $288 thousand, or 39.7% compared to the same period in the prior year. We expect continued improvement in generating fees as we focus on expanding our banking office locations, strengthen our commercial relationships, and as our micro-market strategy continues to build momentum.

      BankUnited realized a total of $4.8 million in net gains on the sale of investments and mortgage-backed securities during the nine months ended June 30, 2003. Included in that figure is a $4.3 million gain resulting from the sale of $203 million of mortgage-backed securities during the three months ended June 30, 2003, and the sale of investment securities during the three months ended December 31, 2002 which resulted in a net gain of $1.5 million, offset by a loss on the sale of mortgage-backed securities related to securitizations. The sale of mortgage-backed securities resulting in the $4.3 million net gain were outside of BankUnited’s securitization activities, which includes originating and securitizing loans with the intention to sell the resulting securities. Management concluded that the realizable value upon sale represented greater value than holding these securities. In addition to those sales, BankUnited realized $6.3 million of gains from the sale of loans and other assets.

      Other non-interest income of $4.1 million for the nine months ended June 30, 2003 includes a life insurance payment of $1.1 million related to bank-owned life insurance policies and an increase in the cash surrender value of those policies of $2.4 million. The increase in cash surrender value during the nine months ended June 30, 2003 was $500 thousand greater than it was for the same period in 2002, which is mostly an indication of the increase in coverage.

	For the Nine Months
	Ended June 30

	2003	2002	Change

	(Dollars in thousands)
Non-interest expenses:
Employee compensation and benefits	$27,938	$22,304	$5,634	25.3%
Occupancy and equipment	9,125	8,179	946	11.6%
Telecommunications and data processing	3,729	3,267	462	14.1%
Advertising and promotion expense	3,464	4,536	(1,072)	(23.6)%
Professional fees — legal and accounting	3,211	4,107	(896)	(21.8)%
Loan closing fees	2,362	1,927	435	22.5%
Loan servicing expense(1)	1,124	2,384	(1,260)	(52.9)%
Postage and courier	1,059	875	184	21.0%
Insurance	873	778	95	12.2%
Other operating expenses	9,339	4,530	4,809	106.2%

Total non-interest expenses	$62,224	$52,887	$9,337	17.7%

(1)	Loan servicing expenses relate to LSBOs.

      The largest portion of the increase was $5.6 million in employee compensation and benefits, which is expected as BankUnited expands its operations. There was a $5.5 million charge to other operating expenses during the nine months ended June 30, 2003 related to the elimination of long-term debt reflecting efforts to replace existing debt with lower cost funds. Loan servicing fees decreased by $1.3 million and will ultimately be eliminated as BankUnited allows its LSBO portfolio run off. Advertising and promotion expenses decreased by $1.1 million reflecting a realignment of BankUnited’s overall marketing strategy in preparation for the full roll-out of BankUnited’s micro-market advertising campaign in the first quarter of fiscal 2004.

      The increase in the provision for income taxes of $1.0 million for the nine months ended June 30, 2003, compared to 2002, reflects an increase in taxable income but also reflects a decrease in BankUnited’s effective tax rate due to new tax planning strategies.

Liquidity

      BankUnited’s objective in managing liquidity is to meet all cash flow requirements, including those from operating activities, customer demands on deposits and debt obligations, in a cost-effective manner. This objective is achieved through the implementation of BankUnited’s Asset/Liability Management Policy, which also strives to maintain earnings performance consistent with long-term goals and within acceptable levels of risk, while satisfying regulatory capital requirements. For information on the capital requirements that must be maintained by BankUnited, see note 7. Regulatory Capital to the Accompanying Condensed Notes to Consolidated Financial Statements.

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

      Cash and cash equivalents decreased by $402 million for the nine months ended June 30, 2003, to $70 million versus $472 million at September 30, 2002. The relatively large cash and cash equivalent balance at the end of fiscal 2002 was in anticipation of funding investments in mortgage-backed securities during fiscal 2003. The net increase in mortgage-backed securities portfolio of $990 million was funded in part with this decrease in cash and cash equivalents. Other means of funding the increase in mortgage-backed securities came from an increase in deposits and additional borrowings in the form of FHLB advances.

      Cash used in operating activities for the nine months ended June 30, 2003 was $577 million. The most significant items in that figure include net income of $28 million, the funding of loans originated for sale of $671 million, and proceeds received from the sale of loans of $60 million.

      Significant sources of funds from investing activities for the nine months ended June 30, 2003 included payments on loans, investment, and mortgage-backed securities of $1.7 billion, $50 million, and $821 million, respectively and proceeds from the sale of investment and mortgage-backed securities of $41 million, and $553 million, respectively.

      Significant sources of funds from financing activities for the nine months ended June 30, 2003 included a net increase in deposits, FHLB advances, and Trust Preferred Securities of $182 million, $513 million, and $66 million, respectively. In addition, BankUnited raised $72 million from an additional public offering of its Class A Common Stock in the third quarter of fiscal 2003.

      Significant uses of funds in investing activities for the nine months ended June 30, 2003 included funding $2.4 billion in loans, purchasing $1.9 billion of mortgage-backed and investment securities, and purchasing $28 million of bank-owned life insurance.

      Significant uses of funds in financing activities for the nine months ended June 30, 2003 included redeeming and repurchasing Trust Preferred Securities of $160 million.

      As of June 30, 2003, BankUnited had $385 million in investments and mortgage-backed securities pledged against securities sold under agreements to repurchase with an outstanding balance of $364 million.

      As of June 30, 2003 BankUnited had approximately $642 million in additional borrowing capacity not including funds that may be raised through additional debt or equity offerings. The borrowing capacity is primarily comprised of unused credit lines with the FHLB of Atlanta and repurchase agreements.

      BankUnited is not aware of any events, or uncertainties, which may impede liquidity in the short or long-term.

Financial Condition

      The following is a discussion of significant changes from September 30, 2002 to June 30, 2003 in the Statement of Financial Condition. For a discussion of changes in cash and cash equivalents, see Liquidity.

      Assets continue to grow, and now total $7.0 billion versus $6.0 billion at September 30, 2002. The Bank is maintaining its strong capital position well in excess of regulatory requirements, with core and risk-based capital ratios of 7.3% and 16.1%, respectively.

Assets

      Investments available for sale — Investments available for sale increased by $118 million or 68.6%, to $289 million at June 30, 2003. This increase is the net result of $203 million in purchases, $50 million in maturities, and $41 million in sales, which resulted in a gain of $1.5 million. In addition, there was an increase of $4.5 million due to an adjustment for the changes in fair value as of June 30, 2003.

      Mortgage-backed securities available for sale — Mortgage-backed securities available for sale increased by $990 million or 87%, to $2.1 billion at June 30, 2003. This net increase is primarily the result of purchases of $1.7 billion, including $247 million pending settlement, and securitizations of $507 million. This was offset with repayments of $821 million, and sales of $553 million, including $59 million pending settlement. The sales of $553 million resulted in gains of $3.4 million which is reflected in net gain on sale of investments and mortgage-backed securities in the consolidated statement of operations. In addition, there was a reduction due to the amortization of premiums and discounts of $12 million, and a reduction of $4.8 million due to changes in fair value as of June 30, 2003. The relatively high level of amortization of premiums and discounts during the nine-month period is the result of increased levels of pre-payments occurring in the current low interest rate environment.

      Loans — Loans receivable, net (including loans held for sale) increased by $125 million to $4.1 billion at June 30, 2003. This net increase stems primarily from funding loans in the amount of $2.4 billion, offset by repayments of $1.7 billion, securitizations of $507 million, and sales of $54 million. The sales resulted in gains of $6.4 million, which also includes activity in connection with the securitization of loans.

      Mortgage servicing rights — Mortgage servicing rights increased by $4.1 million to $10.8 million at June 30, 2003. This net increase is the result of recognizing $8.9 million in servicing rights upon the sale of loans which will continue to be serviced by BankUnited. This increase was offset by the amortization of $4.8 million resulting mostly from acceleration in prepayments as a result of the low interest rate environment.

      Other earning assets — Other earning assets increased by $25.6 million to $116.4 million at June 30, 2003. This category consists primarily of FHLB stock, which must be purchased in proportion to advances received from the FHLB.

      Bank-owned life insurance — Bank-owned life insurance increased by $29.9 million due to additional purchases of coverage under the policies of $27.5 million and a net increase in the cash surrender value of $2.4 million.

Liabilities

      Deposits — Deposits grew by $182 million to $3.2 billion as of June 30, 2003. As a result of BankUnited’s increased efforts to attract transaction accounts through business relationships, the deposit mix continues to shift towards core deposits. Core deposits, which include checking, savings, and money market accounts provide BankUnited with funds at a lower cost than time deposits. This is most evident from the sharp increase in non-interest bearing deposits of $57 million or 49% compared to September 30, 2002. The total increase in core deposits for the nine months ended June 30, 2003 was $182 million, whereas time deposits remained relatively flat. BankUnited believes that the expansion of the branch network will continue to play a vital role in building banking relationships. Coupled with BankUnited’s micro-market strategy, management expects the branch network to facilitate a further shift in deposit mix towards core deposits.

      Advances from Federal Home Loan Bank — FHLB advances increased by $513 million to reach $2.3 billion as of June 30, 2003. BankUnited utilized these advances primarily, to fund the purchase of mortgage-backed securities.

      Trust Preferred Securities and Junior Subordinated Deferrable Interest Debentures – Trust preferred securities and junior subordinated deferrable interest debentures decreased by $92 million, to $163 million at June 30, 2003. The net decrease of $92 million is primarily the result of redemptions and repurchases, reducing Trust Preferred Securities by $160 million, offset by $67 million of new issuances. See note 5. Trust Preferred Securities and Junior Subordinated Deferrable Interest Debentures for more information on the redemptions and issuances.

Asset Quality

      Non-performing assets as of June 30, 2003 were $52.7 million, which represents an increase of $21.0 million, or 66%, from $31.7 million as of September 30, 2002. BankUnited places great importance on safeguarding its credit quality, and supports this through high credit standards and a centralized credit policy area. Net charge-offs during the nine-month period ended June 30, 2003 were $1.7 million compared to the pro-rata equivalent of $3.6 million for the twelve months ended September 30, 2002. Accordingly, the net annualized charge-off ratio decreased from 0.12% at September 30, 2002 to 0.06% at June 30, 2003.

      Although BankUnited achieved an anticipated reduction in certain non-performing assets during the past quarter, the period-end deterioration of a secured credit relationship contributed to an increase in non-performing assets as a percentage of total assets to 0.75% from 0.53% at the end of fiscal year 2002. The increase in non-performing loans of $19.2 million over September 30, 2002 includes an increase in non-performing residential loans of $3.4 million, an increase in non-performing commercial real estate loans of $10.1 million, and an increase in non-performing commercial business loans of $5.7 million.

      BankUnited’s allowance for loan losses as a percentage of total loans is currently at 0.54% as of June 30, 2003, up from 0.51% as of September 30, 2002. Management believes it to be prudent given the composition of its loan portfolio, with more than 90% secured by real estate.

      The following table sets forth additional information concerning BankUnited’s non-performing assets at June 30, 2003 and September 30, 2002.

	June 30,	September 30,
	2003	2002

	(Dollars in thousands)
Non-accrual loans	$46,597	$27,664
Restructured loans	309	315
Loans past due 90 days and still accruing	318	—

Total non-performing loans	47,224	27,979
Non-accrual tax certificates	355	696
Real estate owned	5,100	3,003

Total non-performing assets	$52,679	$31,678

Allowance for losses on tax certificates	$365	$771
Allowance for loan losses	22,441	20,293

Total allowance	$22,806	$21,064

Non-performing assets as a percentage of total assets	0.75%	0.53%
Non-performing loans as a percentage of total loans	1.14%	0.70%
Allowance for loan losses as a percentage of total loans	0.54%	0.51%
Allowance for loan losses as a percentage of non-performing loans	47.52%	72.53%
Total allowance as a percentage of non-performing assets	43.29%	66.49%
Net annualized year-to-date charge-offs as a percentage of average total loans	0.06%	0.12%

      BankUnited’s allowance for loan losses is established and maintained based upon management’s evaluation of the risks inherent in BankUnited’s loan portfolio, including the economic trends and other conditions in specific geographic areas as they relate to the nature of BankUnited’s portfolio.

      The following table sets forth the change in BankUnited’s allowance for loan losses for the three and nine months ended June 30, 2003 and 2002.

	For the Three		For the Nine
	Months Ended		Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

	(In thousands)
Allowance for loan losses, balance (at beginning of period)	$21,662	$17,831	$20,293	$15,940
Provisions for loan losses	1,375	1,900	3,925	7,300
Loans charged off:
One-to-four family residential mortgages(1)	(85)	(123)	(256)	(443)
Commercial real estate	—	—	—	(887)
Commercial business	(448)	(733)	(1,423)	(2,934)
Consumer(1)	(80)	(66)	(156)	(249)

Total loans charged off	(613)	(922)	(1,835)	(4,513)

Recoveries:
One-to-four family residential mortgages(1)	—	4	—	4
Commercial real estate	—	2	—	71
Commercial business	13	39	44	40
Consumer(1)	4	2	14	14

Total recoveries	17	47	58	129

Allowance for loan losses, balance (at end of period)	$22,441	$18,856	$22,441	$18,856

(1)	Specialty consumer mortgage loans originated through our branch network are included in one-to-four family residential loans.

      The following table sets forth BankUnited’s allocation of the allowance for loan losses by category as of June 30, 2003 and September 30, 2002.

	June 30,	September 30,
	2003	2002

	(In thousands)
Balance at the end of the period applicable to:
One-to-four family residential mortgages(1)	$4,371	$4,096
Multi-family residential mortgages	323	281
Commercial real estate	4,856	3,834
Construction	1,586	1,007
Land	716	746
Commercial business	6,541	5,420
Consumer(1)	2,115	2,094
Unallocated	1,933	2,815

Total allowance for loan losses	$22,441	$20,293

(1)	Specialty consumer mortgage loans originated through our branch network are included in one-to-four family residential loans.

     Loan Portfolio

      The following table sets forth the composition of BankUnited’s loan portfolio, including loans held for sale, at June 30, 2003 and September 30, 2002.

	June 30, 2003		September 30, 2002

		Percent of		Percent of
	Amount	Total(1)	Amount	Total(1)

	(Dollars in thousands)
Mortgage loans:
One-to-four family residential mortgages(2)	$3,167,258	83.2%	$3,096,312	83.4%
Multi-family residential mortgages	27,973	0.7%	25,456	0.7%
Commercial real estate	186,909	4.9%	183,311	4.9%
Construction	146,848	3.9%	98,697	2.7%
Land	23,348	0.6%	27,636	0.7%

Total mortgage loans	3,552,336	93.3%	3,431,412	92.4%

Other loans:
Commercial business	136,891	3.6%	168,679	4.5%
Consumer(2)	107,420	2.8%	103,118	2.8%

Total other loans	244,311	6.4%	271,797	7.3%

Total loans	3,796,647	99.7%	3,703,209	99.7%
Unearned discounts, premiums and deferred loan fees, net	34,380	0.9%	30,449	0.8%
Allowance for loan losses	(22,441)	(0.6)%	(20,293)	(0.5)%

Loans held for investment, net	$3,808,586	100.0%	$3,713,365	100.0%

Mortgage loans held for sale	308,463		278,759

Total loans, net	$4,117,049		$3,992,124

(1)	Percent of Total is calculated using “Loans held for investment, net” in the denominator.

(2)	Specialty consumer mortgage loans originated through our branch network are included in one-to-four family residential loans.

      Securities Portfolio (See Note 3. Securities Portfolio of BankUnited condensed notes to consolidated financial statements for information on investment and mortgage-backed securities).

Related Party Transactions

      The Bank, as an insured depository institution as defined under Section 3 of the Federal Deposit Investment Act, extends loans to directors, officers and employees, as well as to members of their immediate families and their affiliates. The following discussion pertains to significant changes to related party transactions during the nine month period ending June 30, 2003. As of June 30, 2003, there were approximately $3.5 million in loans receivable from an entity in which a director has interests. As of September 30, 2002 there were approximately $1 million in loans receivables from entities in which two directors had interests. As of June 30, 2003, BankUnited had loans receivable from BankUnited’s executive officers in the aggregate amount of $2.4 million. Loans receivable from executive officers as of September 30, 2002 were $986 thousand. These loans are secured by each executive’s primary residence.

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

      During the quarter ended June 30, 2003 a related party interest was terminated by the sale of a property on which BankUnited has a branch office. The property was previously owned indirectly by a partnership in which the Chief Executive Officer has a 25% interest.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      The discussion contained in BankUnited’s Annual Report on Form 10-K/A for the year ended September 30, 2002, under Item 7a, “Quantitative and Qualitative Disclosures about Market Risk,” provides detailed quantitative and qualitative disclosures about market risk and should be referenced for information thereon. In addition, the following discussion addresses the sources and effects of developments during the nine months ended June 30, 2003 which related to risks associated with investments and mortgage-backed securities.

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

      Risks Associated with Investments and Mortgage-Backed Securities. BankUnited purchases fixed and adjustable rate mortgage-backed securities and other securities for liquidity, yield and risk management purposes. Changes in market interest rates associated with BankUnited’s investments and mortgage-backed securities could have a material adverse effect on BankUnited’s carrying value of its securities. Such changes in the carrying value of mortgage-backed securities and other securities classified as available-for-sale would be reflected, net of taxes, as a component of stockholders’ equity. See note 8. Comprehensive Income to the Accompanying Condensed Notes to Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Securities Portfolio.”

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

      BankUnited uses interest rate swap agreements that qualify as fair value hedges and those that qualify as cash flow hedges. Fair value hedges are used to hedge fixed rate debt. BankUnited uses cash flow hedges to hedge interest rate risk associated with variable rate debt.

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

Item 4.     Controls and Procedures

      An evaluation of the effectiveness of the design and operation of BankUnited’s disclosure controls and procedures was carried out by BankUnited, as of period end under the supervision and with the participation of BankUnited’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that BankUnited’s disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by BankUnited in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Subsequent to the date of the most recent evaluation of BankUnited’s internal controls, there were no significant changes in BankUnited’s internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits.

10.1	Form of Change in Control Agreement between BankUnited Financial Corporation and Felix Garcia.*
10.2	Form of Change in Control Agreement between BankUnited Financial Corporation and Abel Iglesias.*
10.3	Form of Amendment to Employment Agreement between BankUnited Financial Corporation and Alfred R. Camner.*
10.4	Form of Amendment to Employment Agreement between BankUnited, FSB and Alfred R. Camner.*
31.1	Certification of the Chief Executive Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.
32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      * Contract with Management.

      (b) Reports on Form 8-K.

A current Report on Form 8-K was filed on April 23, 2003 relating to BankUnited’s April 23, 2003 press release setting forth BankUnited’s second quarter 2003 earnings.

SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

BANKUNITED FINANCIAL CORPORATION

By:	/s/ HUMBERTO L. LOPEZ

Humberto L. Lopez
Senior Executive Vice President and
Chief Financial Officer

Date: August 11, 2003

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2003

INDEX TO EXHIBITS

Exhibit No.	Numbered Page

10.1	Form of Change in Control Agreement between BankUnited Financial Corporation and Felix Garcia.*
10.2	Form of Change in Control Agreement between BankUnited Financial Corporation and Abel Iglesias.*
10.3	Form of Amendment to Employment Agreement between BankUnited Financial Corporation and Alfred R. Camner.*
10.4	Form of Amendment to Employment Agreement between BankUnited, FSB and Alfred R. Camner.*
31.1	Certification of the Chief Executive Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.
32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      * Contract with Management.