Form 10-K
period 2003-09-30
BANKUNITED FINANCIAL CORP
filed 2003-12-18
CIK 894490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended September 30, 2003

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

Class A Common Stock, $.01 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.            Yes X             No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of the Class A Common Stock and Class B Common Stock held by non-affiliates of the Registrant, based upon the average price on December 5, 2003, was $738,831,964*. The Class A Common Stock is the only publicly traded voting security of the Registrant.

The shares of the Registrant’s common stock outstanding as of December 5, 2003 were as follows:

Class	Number of Shares
Class A Common Stock, $.01 par value	29,310,654
Class B Common Stock, $.01 par value	536,562

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s Definitive Proxy Statement for its 2004 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K pursuant to General Instruction G(3) of the Form 10-K. Information from such Definitive Proxy Statement will be incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 hereof.

*	Based on reported beneficial ownership of all directors and executive officers of the Registrant; this determination does not, however, constitute an admission of affiliated status for any of these individual stockholders.

BANKUNITED FINANCIAL CORPORATION

Form 10-K Table of Contents

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words and phrases such as: “will likely result,” “expect,” “will continue,” “anticipate,” “estimate,” “project,” “believe,” “intend,” “should,” “may,” “can,” “plan,” “target” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include, but are not limited to, discussions concerning:

•	Projections of revenues, expenses, income, earnings per share, margin, asset growth, loan production, deposit growth, and other performance measures;

•	Expansion of operations, including branch openings, entrance into new markets, development of products and services; and

•	Discussions on the outlook of the economy, competition, regulation, taxation, company strategies, subsidiaries, investment risk, and policies.

Actual results or performance could differ from those implied or contemplated by forward-looking statements. BankUnited Financial Corporation, a Florida corporation, and its subsidiaries (“BankUnited”), wish to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and are not historical facts. Forward-looking statements are subject to certain risks and uncertainties, including, among others: general economic or political conditions, whether national, regional or international; changes or fluctuations in the interest rate environment; a deterioration in credit quality and/or a reduced demand for credit; reduced deposit flows and loan demand; competition from other financial services companies in our markets; legislative or regulatory changes, including, but not limited to, changes in accounting standards, guidelines and policies; changes in the regulation of financial services companies; the issuance of additional equity or debt securities; the concentration of operations in south Florida, if the Florida economy or real estate values decline; the impact of war or natural disasters and the threat and impact of terrorism. Information in this Annual Report on Form 10-K is as of the dates, and for the periods, indicated. BankUnited does not undertake, and specifically disclaims any obligation, to publicly update or revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements, whether as the result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in or incorporated by reference into this report might not occur.

PART I

Item 1.     Business

General

BankUnited Financial Corporation is the holding company for BankUnited, FSB (the “Bank”), the largest banking institution headquartered in Florida based on assets. (As used in this Form 10-K, “BankUnited,” “we,” “us” and “our” refers to BankUnited Financial Corporation and its subsidiaries on a consolidated basis.) BankUnited’s primary business consists of the Bank’s operations. The Bank, which was founded in 1984, offers a broad array of banking products and services to consumers and businesses located primarily in south Florida.

BankUnited’s revenues consist mainly of interest earned on loans and investments and fees received for our financial services and products. Sources of funds also include deposits, borrowings, proceeds from issuances of our equity securities, sales of loans and securities, and loan servicing income. BankUnited’s expenses consist primarily of interest paid on deposits and borrowings and expenses incurred in providing services and products. At September 30, 2003, BankUnited had assets of $7.1 billion, loans of $4.2 billion, liabilities of $6.7 billion, deposits of $3.2 billion and stockholders’ equity of $447 million. The Bank’s distribution system includes 45 full service banking offices, four mortgage production offices, an extensive wholesale network for originating loans through mortgage broker relationships, and channels for conducting business through automated teller machines, PC banking, telebanking and internet banking.

Fiscal 2003 Developments

BankUnited continued to build its management team during fiscal 2003 and realigned responsibilities in accordance with its marketing strategies. The Bank strengthened its commercial lending and commercial real estate lending teams and infrastructure to expand these business lines. These business lines are making a transition from focusing on large corporate participations to emphasizing middle market commercial relationships that are more stable. A new “micro-market” strategy was launched for the consumer banking area and expanded to encompass small business customers. This strategy focuses on the specific needs of the diverse communities comprising the south Florida market, with the goal of providing a neighborhood banking experience combined with a competitive array of products and services.

Employees

At September 30, 2003, BankUnited had 736 full-time equivalent employees. Management considers relations with its employees to be good.

Market Area and Competition

BankUnited’s main competitors for deposits and loans are other banking institutions, savings associations, lenders and financial institutions. These competitors include out-of-state organizations that offer premium rates to offset their lack of physical locations in our market area, as well as regional and super-regional institutions that are substantially larger and have more extensive operations than BankUnited. BankUnited competes for deposits and loans by emphasizing competitive rates, personalized service with high customer service standards and responsive decision-making. The experience and involvement of our management team in our market area and our localized decision-making are expected to help us compete against other institutions. Larger institutions, however, are sometimes able to achieve economies of scale, offer a broader and more sophisticated product mix, have a reduced cost of capital and offer more extensive electronic banking facilities.

Lending Activities

BankUnited’s lending activities are targeted mainly at increasing customer relationships and loan originations in its commercial lending and commercial real estate areas, and on continuing to increase residential mortgage loan originations and consumer loan originations, including specialty consumer mortgage loan originations.

Applicable regulations permit BankUnited to engage in various categories of secured and unsecured commercial and consumer lending, in addition to residential real estate financing, subject to limitations on the percentage of total assets attributable to certain categories of loans. An additional regulatory limitation requires that certain types of loans only be made in aggregate amounts that do not exceed specified percentages of the Bank’s capital.

One-to-four Family Residential Mortgage Lending.    BankUnited originates both adjustable and fixed rate one-to-four family loans typically secured by first mortgages on the borrower’s primary or secondary residence. BankUnited offers an extensive array of residential mortgage products and originates loans for both the Bank’s loan portfolio and for sale or securitization in the secondary market to governmental agencies or other investors. Mortgage loans are originated primarily through our network of mortgage brokers, internal retail loan originators, our branch sales force and our mortgage operations centers. These distribution channels allow BankUnited to cost-effectively generate high levels of loan volume as well as to offer additional products and services to loan customers through its retail banking offices.

BankUnited’s first mortgage loans generally have contractual maturities of between 15 and 30 years. However, residential loans typically remain outstanding for shorter periods than their contractual maturities because borrowers prepay the loans in full upon sale of the mortgaged property or upon refinancing of the original loan.

At September 30, 2003, $3.6 billion, or 84% of total loans, including loans held for sale, consisted of one-to-four family residential loans, including specialty consumer mortgage loans made through the consumer lending area, of which $2.3 billion, or 64%, were adjustable rate mortgage (“ARM”) loans and $1.3 billion, or 36%, were fixed rate mortgage loans. BankUnited’s ARMs generally have interest rates that adjust after an initial fixed-rate period. More than half of BankUnited’s ARM loans reprice after an initial period of five years.

BankUnited’s total loan portfolio at September 30, 2003 included approximately $207 million, or 5%, of purchased one-to-four family residential mortgage loans serviced by others. The balance of these loans, which were purchased prior to 2000 and comprised $692 million, or 17%, of BankUnited’s total loan portfolio as of September 30, 2002, declined significantly during 2003 due to loan pre-payments, and is expected to continue decreasing. BankUnited ceased purchasing wholesale residential mortgage loans in the secondary market during fiscal 1999 and expects to continue focusing on originations.

For the fiscal years ended 2003, 2002, and 2001, interest income generated from one-to-four family residential mortgage loans represented 91%, 91%, and 88%, respectively, of total interest income.

Consumer Lending.    BankUnited’s consumer lending originations are generated through our branch network, and consist of our specialty consumer mortgage loans, home equity loans and lines, and to a lesser extent, lines of credit, automobile and boat loans.

Our specialty consumer mortgage loans offer our customers the convenience of an accelerated application, review and approval process. The loans are both adjustable and fixed rate first mortgage loans secured by owner occupied, single-family residences. These loans have contractual terms of up to 30 years, with the majority of these loans having 15 year maturities, but tend to prepay at a much faster rate than their contractual maturities. Origination of these specialty consumer mortgages totaled $420 million, or 74% of total consumer lending production for fiscal 2003, as compared to $264 million, or 71% of total consumer lending production for fiscal 2002. For financial statement and tabular presentation purposes, the specialty consumer mortgage loan balances of $613 million as of September 30, 2003 and $317 million as of September 30, 2002 are combined with one-to-four family residential mortgages.

Home equity lines of credit are made with adjustable rates indexed to the prime rate, and generally have maturities of 15 years or less with mandatory repayment during the last 5 years. Home equity loans are fixed rate loans with maturities up to 15 years. Automobile and boat loans are offered on a fixed rate basis.

The underwriting standards employed by BankUnited for consumer loans include a determination of the applicant’s payment history on other debts, an assessment of the borrower’s ability to make payments on the proposed loan and other indebtedness and a review of the value of the collateral. In addition, BankUnited utilizes an on-line application and credit scoring system to assist in determining an applicant’s creditworthiness.

Commercial Real Estate and Multi-Family Lending.    BankUnited’s commercial real estate lending area originates and participates in commercial real estate loans, and to a lesser degree, multi-family loans. This business line also makes real estate construction loans and land loans. Loans made by this business line may have fixed or variable interest rates. BankUnited’s commercial real estate strategy is to increase originations by developing long-term relationships with businesses, real estate developers, investors, and other professionals in the real estate market. The commercial real estate loan portfolio includes loans secured by apartment buildings, office buildings, industrial/warehouses, retail centers and other properties located primarily in BankUnited’s market area.

Real Estate Construction Lending.    BankUnited makes real estate construction loans to builders and real estate developers for the construction of commercial and single and multi-family real estate. These loans are primarily secured by single family homes, condominiums, apartments, retail centers, industrial warehouse properties, office buildings, medical facilities or other property. The loans are structured to be converted to permanent loans at the end of the construction phase, which usually runs from 12 to 60 months. The loans generally provide for the payment of interest and loan fees from loan proceeds and are underwritten to the same standards as commercial real estate loans. Because of the uncertainties inherent in estimating construction costs and the market for the project upon completion, it is often difficult to determine the total loan funds that will be required to complete a project, the related loan-to-value ratios and the likelihood of a project’s ultimate success. Construction loans to borrowers other than owner-occupants also involve many of the same risks applicable to commercial real estate loans and tend to be sensitive to general economic conditions.

Land.    BankUnited makes land loans to individuals for the purchase of land for their residences, as well as to builders and real estate developers for the purchase of land slated for future commercial development. The Bank generally requires that the properties securing land loans be developed within 12 to 18 months and these loans generally have a lower loan-to-value ratio than other commercial real estate loans.

Commercial Lending.    BankUnited makes and participates in both secured and unsecured commercial business loans to companies in its market area. The strategy for commercial lending focuses on forming and maintaining customer relationships with primarily middle market companies doing business in south Florida. The majority of BankUnited’s commercial business loan portfolio is secured by real estate, accounts receivable, inventory, equipment, and/or general corporate assets of the borrowers, as well as the personal guarantee of the principal. BankUnited also makes and participates in loans guaranteed by third parties. Commercial business loans not secured by real estate may have fixed or variable interest rates and are typically originated for maturities ranging from one to five years. While commercial business loans are generally made for shorter maturities and at higher yields than mortgage loans, these loans may involve a higher level of risk because of the difficulty in liquidating the underlying collateral in the event of default. We are diversifying our commercial lending and small business portfolios in pursuit of higher returns within the context of our conservative credit culture.

See “Discussion of Financial Condition Changes in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), for more information on the composition of

BankUnited’s loan portfolio by type of loan, including mortgage loans held for sale, at the end of each of the five past fiscal years, and for information on asset quality.

Mortgage Loan Servicing

BankUnited sells a portion of the mortgage loans that it originates, primarily through securitization of residential mortgage loans that conform to Federal National Mortgage Association “FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) standards. Loans that are securitized are delivered to FNMA or FHLMC, and BankUnited receives a security, guaranteed as to payment of principal and interest, which it may retain or sell to investors. In addition to servicing the loans that it originates, BankUnited generally retains the right to service loans that it has securitized and sold to investors or sponsoring agencies under mortgage-backed securities programs. BankUnited receives fees for servicing loans, which are collected from the borrowers’ payments and generally expressed as a percentage of the unpaid principal balance. The fees received for mortgage servicing rights arising from the securitization and sale of loans to sponsoring agencies are either negotiated or set by the sponsoring agencies. The fees received for mortgage servicing rights arising from the securitization and sale of loans to independent third parties are negotiated with those parties. At September 30, 2003, 2002, and 2001 BankUnited was servicing approximately $1 billion, $559 million, and $349 million in loans for others. As of September 30, 2003, BankUnited had mortgage servicing rights with a carrying amount of $12.9 million. BankUnited, however, is subject to the risk that a decline in the market rates of interest for mortgage loans or other economic conditions may cause a revaluation of its servicing assets as borrowers refinance or otherwise prepay higher interest rate loans. See “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” and MD&A for more information about mortgage servicing rights.

BankUnited is subject to certain costs and risks related to servicing delinquent loans. Servicing agreements relating to the mortgage-backed security programs of FNMA and FHLMC require the servicer to advance funds to make scheduled payments of interest, taxes and insurance, and in some instances principal, even if such payments have not been received from the borrowers. In general, BankUnited recovers substantially all of the advanced funds upon cure of default by the borrower, or through foreclosure proceedings and claims against agencies or companies that have insured or guaranteed the loans. Certain servicing agreements for loans sold directly to other investors require BankUnited to remit funds to the loan purchaser only upon receipt of payments from the borrower and, accordingly, the investor bears the risk of loss.

Deposits

BankUnited offers transaction accounts which include personal and commercial checking accounts, and negotiable order of withdrawal (“NOW”) accounts. BankUnited also offers a variety of deposit products ranging from money market and regular savings accounts to certificates of deposit with maturities of up to five years. Core deposits, which include all deposits except certificates of deposit, provide BankUnited with a source of funds that have a lower cost. For this reason, BankUnited’s strategy focuses on building core deposits through its marketing initiatives and service efforts, branch expansion, and the offering of competitive products and rates.

The following table sets forth average amounts and average rates paid on each of BankUnited’s deposit categories for the periods indicated:

	For the Years ended September 30,
	2003		2002
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Savings accounts	$769,335	1.85%	$721,206	2.71%
Demand accounts:
Non-interest-bearing.	149,590	—	103,819	—
Interest bearing (NOW)	252,156	1.37%	145,520	1.68%
Money market	158,356	1.23%	143,066	2.23%
Certificates of deposit	1,751,039	3.60%	1,762,399	4.54%

Total average deposits	$3,080,476		$2,876,010

See note (7) Deposits to the notes to Consolidated Financial Statements for more information about BankUnited’s deposits.

Investments and Mortgage-Backed Securities

BankUnited maintains an investment portfolio consisting of U.S. Government and agency securities, mortgage-backed securities, trust preferred securities issued by others, and other investments. Federal regulations limit the instruments in which BankUnited may invest its funds. BankUnited’s current investment policy permits purchases primarily of securities which are rated investment grade by a nationally recognized rating agency, however, substantially all of the investments in BankUnited’s portfolio at September 30, 2003 were rated in one of the two highest grades.

The majority of BankUnited’s investment portfolio consists of mortgage-backed securities which are primarily acquired for their liquidity, yield, and credit characteristics. Such securities may be used as collateral for borrowing or pledged as collateral for certain deposits, including public funds deposits. Mortgage-backed securities acquired include fixed and adjustable-rate agency securities (Government National Mortgage Association, FNMA and FHLMC), private issue securities and collateralized mortgage obligations. BankUnited also securitizes residential mortgage loans with FNMA and FHLMC. At September 30, 2003, BankUnited’s investments and mortgage backed securities totaled $2.4 billion. See MD&A and notes (1) Summary of Significant Accounting Policies and (4) Investments and Mortgage-Backed Securities to the Notes to Consolidated Financial Statements for more information on BankUnited’s investments and mortgage-backed securities.

Borrowings

BankUnited has borrowings consisting of advances from the Federal Home Loan Bank of Atlanta (“FHLB”), securities sold under agreements to repurchase, notes, and trust preferred securities, and subordinated debentures. These borrowings may be entered into on a short-term or long-term basis. Generally, any borrowing having an original maturity of one year or greater is considered long-term. For more information on borrowings see MD&A and note (8) Borrowings to the Notes to Consolidated Financial Statements.

Activities of Subsidiaries

Bay Holdings, Inc., a Florida corporation (“Bay Holdings”), is a wholly owned operating subsidiary of the Bank that holds title to, maintains, manages and supervises the disposition of one-to-four family residential property acquired through foreclosure. Bay Holdings was established for these purposes in 1994.

BankUnited Capital, BankUnited Capital II, and BankUnited Capital III are trusts that were created under Delaware law in 1996, 1997 and 1997, respectively. BankUnited Statutory Trust I was formed in 2001; BankUnited Statutory Trust II, BankUnited Statutory Trust III, BankUnited Statutory Trust IV and BankUnited Statutory Trust V were formed in 2002; and BankUnited Statutory Trust VI was formed in 2003, as trusts under Connecticut law. BUFC Statutory Trust VII was formed in 2003 as a Delaware trust. In fiscal 2003, all of the outstanding preferred and common securities of BankUnited Capital II and BankUnited Capital III were redeemed. BankUnited Financial Corporation owns all of the common stock outstanding of each of the other trusts. Trust preferred securities issued by the trusts are held by investors. Each of the trusts was formed for the purpose of issuing trust preferred securities and investing the proceeds from the sale thereof solely in junior subordinated debentures issued by BankUnited. See note (8) Borrowings to the Notes to Consolidated Financial Statements for more information on these trust subsidiaries.

BankUnited Financial Services, Incorporated, is a Florida corporation and wholly owned subsidiary of BankUnited Financial Corporation. It was organized in 1997 for the purpose of selling annuities, mutual funds and other insurance and securities products to customers of the Bank and others.

CRE Properties, Inc., a Florida corporation, is a wholly owned operating subsidiary of the Bank that holds title to and maintains, manages and supervises the disposition of commercial real estate acquired through foreclosure. CRE Properties, Inc. was established for these purposes in 1998.

BU Delaware, Inc. is a Delaware corporation and wholly owned subsidiary of the Bank formed in 2002. BU Delaware, Inc. holds and manages investments, and owns all of the common stock of BU REIT, Inc.

BU REIT, Inc. (the “REIT”) is a Florida corporation formed in 2002. It has elected to be taxed as a real estate investment trust for both federal and Florida income tax purposes for calendar years 2002 and forward. The REIT holds a 100% participation interest in certain of the Bank’s residential mortgage loans. All of the REIT’s outstanding common stock is owned by BU Delaware, Inc. The REIT’s outstanding shares of non-voting preferred stock are owned primarily by the Bank, and non-voting preferred shares representing less than one percent of the REIT’s total equity are held by certain non-executive officers of the Bank and others.

Regulation

General

BankUnited is a unitary savings and loan holding company and is subject to Office of Thrift Supervision (“OTS”) regulation and examination pursuant to the Home Owner’s Loan Act (the “HOLA”). The Bank is a federal savings bank and is subject to regulation and examination by the OTS, our primary federal regulator. The Bank’s is also subject to regulation by the Federal Deposit Insurance Corporation (the “FDIC”), which insures the Bank’s deposit accounts through the Savings Association Insurance Fund (the “SAIF’).

Savings and Loan Holding Company Regulations

Activities Limitations.    As a unitary savings and loan holding company that existed before May 4, 1999 and a qualified thrift lender, BankUnited generally has the broadest authority to engage in various types of business activities, including nonfinancial activities. This authority could be restricted if BankUnited was to fail to meet the qualified thrift lender test. The Gramm-Leach-Bliley Act (“GLB”) could also limit this authority if BankUnited were to acquire a non-OTS regulated subsidiary or a subsidiary institution that was not merged into the Bank. The Director of the OTS may take enforcement action against the holding company if there is reasonable cause to believe that a particular activity is a serious risk to the financial safety, soundness, or stability of the Bank, and may limit any activities of the Bank that pose a serious risk of causing the liabilities of the holding company and its affiliates to be imposed on the Bank.

Acquisitions.    The holding company generally may not directly or indirectly acquire control of a savings association or savings association holding company, or substantially all of the assets or more than 5% of the voting shares of a savings association or savings association holding company, without prior OTS approval. No director or officer of a savings and loan holding company, or person owning or controlling by proxy or otherwise more than 35% of such company’s stock, may acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company, without prior OTS approval.

Reporting and Examinations.    The holding company must file periodic reports with the OTS and comply with OTS record keeping requirements. BankUnited is also subject to examination by the OTS.

Securities Regulation and Corporate Governance.    BankUnited’s common stock is registered with the Securities and Exchange Commission under Section 12(g) of the Securities Exchange Act of 1934, and BankUnited is subject to restrictions, reporting requirements and review procedures under federal securities laws and regulations. BankUnited is also subject to the rules and reporting requirements of the Nasdaq Stock Market, on which its Class A Common Stock is traded. Like other issuers of publicly traded securities, BankUnited must also comply with the corporate governance reforms enacted under the Sarbanes-Oxley Act of 2002 (“The Sarbanes-Oxley Act”) and the rules of the Securities and Exchange Commission (the “Commission”) and Nasdaq

Stock Market adopted pursuant to the Sarbanes Oxley Act. Among other things, these reforms, which go into effect at various dates, require certification of financial statements by the chief executive officer and chief financial officer, prohibit the provision of specified services by independent auditors and require pre-approval of independent auditor services, define director independence and require certain committees, and a majority of a subject company’s board of directors, to consist of independent directors, establish additional disclosure requirements in reports filed with the Commission, require expedited filing of reports, require management evaluation and auditor attestation of internal controls, prohibit loans by the company (but not by certain depository institutions) to directors and officers, set record-keeping requirements, mandate complaint procedures for the reporting of accounting and audit concerns by employees, and establish penalties for non-compliance.

Savings Institution Regulations

The Bank is chartered by the OTS, is a member of the FHLB system, and insured by the SAIF. Federal laws empower the Bank to accept deposits and pay interest on them, make real estate loans, consumer loans and commercial loans, invest in corporate obligations, government debt securities and other securities, offer various banking services, and, subject to OTS notice and approval requirements, engage in activities such as trust operations and real estate investment. FDIC approval or notice may also be required for some activities. The Bank must file reports with the OTS and is subject to periodic examination by the OTS.

Insurance of Accounts.    The Bank’s deposits are insured by the SAIF up to $100,000 for each insured account holder, subject to applicable terms and conditions. The FDIC examines the Bank and may terminate SAIF deposit insurance or impose sanctions if it finds that the Bank has engaged in unsafe and unsound practices, cannot continue operations because it is in an unsafe and unsound condition, or has violated regulatory requirements. The Bank’s management does not know of any present condition pursuant to which the FDIC would seek to impose sanctions on the Bank or terminate insurance of its deposits.

The FDIC’s deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Institutions which the FDIC considers well capitalized and financially sound pay the lowest premium, while institutions that are less than adequately capitalized and of substantial supervisory concern pay the highest premium. The FDIC is authorized to increase or decrease assessment rates on a semiannual basis, up to a maximum increase or decrease of 5 basis points after aggregating all increases and decreases, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC. During fiscal 2003 assessment rates for SAIF insured institutions ranged from 0% of insured deposits for well capitalized institutions with minor supervisory concerns to 27% of insured deposits for undercapitalized institutions with substantial supervisory concerns. If the FDIC were to significantly increase its assessment rates, such action could adversely affect the Bank’s earnings. If the reserve ratio for the SAIF falls below the required level, the fund may re-institute deposit insurance assessments for all institutions. In addition to deposit insurance assessments, the FDIC may collect assessments against insured deposits to service debt incurred in the 1980s. The assessment rate is adjusted quarterly.

Regulatory Capital Requirements.    OTS regulations incorporate a risk-based capital requirement that is designed to be at least as stringent as the capital standard applicable to national banks and that is similar to FDIC requirements. Associations whose exposure to interest-rate risk is deemed to be above normal must deduct a portion of such exposure in calculating their risk-based capital. As of September 30, 2003, the Bank exceeded all applicable regulatory requirements. See note (10) Regulatory Capital to the Notes to Consolidated Financial Statements. There are currently no regulatory capital requirements directly applicable to holding companies.

Regulators have also established capital levels for institutions to implement the “prompt corrective action” provisions of the Federal Deposit Insurance Corporation improvement Act (“FDICIA”). Insured institutions are categorized under the following levels: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized. An institution’s category depends upon its capital levels in relation to relevant capital measures, which include a risk-based capital measure, a leverage ratio capital measure, and certain other factors. A “well capitalized” institution must have a ratio of total capital to risk-weighted assets (a Total risk-based capital ratio) of 10% or more, a ratio of capital to risk-weighted assets (Tier 1 risk-based capital ratio) of 6% or more and a ratio of capital to adjusted total assets (Tier 1 leverage ratio) of 5% or more, and may not be subject to any written agreement order capital directive, or prompt corrective action directive issued by the OTS. An institution will be categorized as “adequately capitalized” if it has a total risk- based capital ratio of 8% or more, a Tier 1 risk-based capital ratio of 4% or more, and either a Tier 1 leverage ratio of 4% or more or a Tier 1 leverage ratio of 3% or more, if the institution is assigned a composite rating of 1. The composite rating is the numeric rating assigned by the OTS under its rating system, as a result of the most recent OTS examination. Any institution that is neither well capitalized nor adequately capitalized will be considered undercapitalized. The OTS would be required to take prompt corrective action to resolve the Bank’s situation if the Bank failed to satisfy these minimum capital requirements. The Bank is a well capitalized institution under the definitions as adopted.

Risk-based capital guidelines take into account various factors, including concentration of credit risk, risks associated with nontraditional activities, and the actual performance and expected risk of loss of multi-family mortgages. OTS regulations include an interest-rate risk component to the risk-based capital requirements for savings associations such as the Bank. Management monitors interest rate risk based on the OTS’s and BankUnited’s standards, and believes that the effect of including such an interest rate risk component in the calculation of risk-adjusted capital will not cause the Bank to cease being well-capitalized. The FDIC also requires the OTS to review its capital standards every two years to ensure that its standards require sufficient capital to facilitate prompt corrective action and to minimize loss to the SAIF and the Bank Insurance Fund (‘‘BIF’’).

Restrictions on Dividends and Other Capital Distributions.    The Bank must provide the OTS with at least 30 days written notice before declaring any dividend or approving any capital distribution. The OTS may object to any distribution on safety and soundness grounds and prior approval, instead of notice, may be required in some cases.

Transactions with Affiliates.    Transactions between the Bank and its affiliates are regulated under the HOLA and OTS regulations, which incorporate Sections 23A, 23B, 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated by the Federal Reserve Board. The OTS issued a final rule effective November 6, 2003 conforming its regulations on affiliate transactions with Regulation W, a new regulation adopted by the Federal Reserve Bank Board which comprehensively implements sections 23A and 23B of the Federal Reserve Act and imposing additional restrictions on savings associations under §11(a) of the Home Owners’ Loan Act (“HOLA”). “Affiliates” of the Bank include the holding company and all subsidiaries other than those of the Bank. Under these regulations, “covered transactions” and certain other transactions with affiliates must be on terms and conditions that are consistent with safe and sound banking practices and substantially the same, or at least as favorable to the institution or its subsidiary, as those for comparable transactions with non-affiliated parties. These laws and regulations limit the amount of covered transactions in which the Bank may engage and set collateralization requirements. “Covered transactions” generally include loans or extensions of credit to an affiliate, purchases of securities issued by an affiliate, purchases of assets from an affiliate, and certain other transactions. The Bank may not extend credit to an affiliate other than a Bank subsidiary, unless the affiliate engages only in activities permissible for bank holding companies. Limitations are also imposed on loans and extensions of credit from an institution to its executive officers, directors and principal shareholders and each of their related interests. A savings association is also restricted from purchasing or investing in securities issued by any affiliate other than shares of the affiliate.

Qualified Thrift Lender Test.    The qualified thrift lender test (QTL) measures the proportion of a savings institution’s assets invested in loans or securities supporting residential construction and home ownership. A savings institution qualifies as a QTL if its qualified thrift investments equal or exceed 65% of its portfolio assets on a monthly average basis in nine of every 12 months. Qualified thrift investments include (i) housing-related loans and investments, (ii) obligations of the FDIC, (iii) loans to purchase or construct churches, schools, nursing homes and hospitals, (iv) consumer loans, (v) shares of stock issued by any FHLB, and (vi) shares of stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus (a) goodwill and other intangible assets, (b) the value of properties used by the savings institution to conduct its business, and (c) certain liquid assets in an amount not exceeding 20% of total assets. If the Bank fails to remain a QTL, it must either convert to a national bank charter or be subject to restrictions specified under OTS regulations. A savings institution may re-qualify as a QTL if it thereafter complies with the QTL test. At September 30, 2003, the Bank exceeded the QTL requirements.

General Lending Regulations

Consumer Regulations.    The Bank’s lending activities are subject to federal regulations, including the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Real Estate Settlement Procedures Act and the Community Reinvestment Act. Pursuant to OTS regulations, the Bank generally may extend credit as authorized under federal law, without regard to state laws purporting to regulate or affect its credit activities, other than state contract and commercial laws, real property laws, homestead laws, tort laws, criminal laws and other state laws designated by the OTS.

Community Reinvestment Act.    Under the Community Reinvestment Act (the “CRA”), as implemented by OTS regulations, a savings institution has a continuing and affirmative obligation consisting with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements for financial institutions and does not limit an institutions’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the OTS to assess the Bank’s record of meeting the community’s credit needs and to take such records into account in its evaluation of certain applications.

Under OTS regulations there are three tests for evaluating a savings institution’s CRA performance. The lending test evaluates a savings institution’s record of helping to meet the credit needs of its assessment area through its lending activities, by considering an institution’s home mortgage, small business, small farm, and community development lending. The investment test evaluates a savings institution’s record of helping to meet the needs of its assessment area through qualified investments that benefit its assessment area or a broader statewide or regional area including the assessment area, and the service test evaluates a savings institution by analyzing both the availability and the effectiveness of the institutions’s systems for delivering retail banking services and the extent and innovativeness of its community development services. The OTS assigns the savings institution a rating of outstanding, satisfactory, needs to improve or substantial noncompliance. Based upon the most recent OTS examination completed in fiscal 2000, the Bank’s CRA rating is satisfactory.

Loans-to-one-borrower Limitations.    The loans-to-one borrower limitations applicable to national banks also apply to savings institutions. Under current limits, loans and extensions of credit outstanding at one time to a single borrower and not fully secured generally may not exceed 15% of the savings institution’s unimpaired capital and unimpaired surplus. Loans and extensions of credit fully secured by certain readily marketable collateral may represent an additional 10% of unimpaired capital and unimpaired surplus. As of September 30, 2003, the Bank was in compliance with the loans-to-one-borrower limitations.

Other Regulation

Federal Reserve System.    The Bank must comply with Federal Reserve Board regulations requiring the maintenance of reserves against its transaction accounts (primarily interest-bearing and non-interest-bearing checking accounts) and non-personal time deposits. As of September 30, 2003, the Bank had $650 thousand in cash reserves maintained at the FHLB for this purpose. The balances maintained to meet these requirements may be used to satisfy liquidity requirements imposed by the OTS. Federal Reserve Board regulations also limit the periods within which depository institutions must provide availability for and pay interest on deposits to transaction accounts, and require depository institutions to disclose their check-hold policies and any changes to those policies in writing to customers. The Bank is in compliance with these regulations. Other Federal Reserve Board regulations affecting business operations include those relating to equal credit opportunity, electronic fund transfers, collection of checks, truth in lending, truth in savings and availability of funds.

Consumer Financial Privacy Regulations.    Pursuant to the GLB, the federal banking agencies have jointly adopted a privacy regulation with which savings institutions have had to comply since July 1, 2001. Subject to certain exceptions, the privacy regulation requires each financial institution to give a consumer notice of its privacy policies and practices before disclosing nonpublic personal information about the consumer to any non-affiliated third party, to give each customer notice of its privacy policies and procedures at the time a customer relationship is established and annually thereafter, and to give each consumer an opt out notice and reasonable opportunity for the customer to opt out of having his nonpublic personal information disclosed by the financial institution to non-affiliated third parties.

Regulation of Non-Banking Affiliates.    BankUnited Financial Services, Incorporated (“BUFS”) is an insurance agency subsidiary of BankUnited that sells fixed and variable annuities and mutual funds. BUFS’s activities must comply with Florida insurance laws and regulations, and its employees are licensed insurance agents subject to continuing education, licensing and oversight by the Florida Department of Insurance. BUFS’s employees are also registered representatives of Essex National Securities, Inc., a broker-dealer regulated by the National Association of Securities Dealers (“NASD”), with which BankUnited has a brokerage agreement. BUFS’s activities are also subject to regulations adopted by the federal banking agencies, requiring that sales of non-deposit insurance products comply with standards for disclosures, physical separation of activities from banking activities, due diligence, oversight, consumer privacy and other functions.

Legislative and Regulatory Developments

USA PATRIOT ACT    The final rules on USA PATRIOT Act Section 326 Customer Identification Programs were effective as of October 1, 2003. Under the Section 326 rules, each institution must develop a Customer Identification Program (CIP) as part of it Bank Secrecy Act compliance program. The objective of the CIP is for banks to determine the true identity of its customers based on risk factors such as: types of accounts; methods of opening accounts; types of identifying information; and characteristics of the bank. Information to be collected includes, but is not limited to: name, address, and identifying number on every new customer (with certain exceptions, like government agencies and publicly traded companies), and the date of birth for individuals prior to opening an account. This information must be verified within a reasonable time through documentary or non-documentary methods. Furthermore, all new customers must be screened against any Section 326 government lists of known or suspected terrorists within a reasonable time after opening the account.

HMDA and Regulation C.    Financial institutions must implement programs to respond to significant changes in the Home Mortgage Disclosure Act (“HMDA”) and Regulation C promulgated thereunder, which will go into effect in 2004. Regulation C has been revised to expand the collection and reporting of data including: disclosure of pricing data on higher cost loans; information on ethnicity as well as race; details about the rate and rate spread; and whether the application was for a pre-approval.

Income Taxes

BankUnited and its subsidiaries are subject to income taxes at the federal level and are individually subject to state taxation based on the laws of each state in which an entity operates. BankUnited and its subsidiaries other than BU REIT, Inc. file a consolidated federal tax return with a fiscal year ending on September 30. BU REIT, Inc. files a separate tax return with a calendar year-end. BankUnited and its subsidiaries will file separate tax returns for each state jurisdiction affected in 2003. No tax return is currently subject to examination.

Bad Debt Reserve Deductions

In August of 1996, legislation was enacted that repealed the reserve method of accounting (including the percentage of taxable income method) used by many thrifts, including the Bank, to calculate their bad debt deduction for federal income tax purposes. Under Federal legislation thrifts are required to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. As such, thrifts like the Bank with assets whose tax basis exceeds $500 million are required to use the specific charge off method in computing its bad debt deduction. As a result of this change in accounting method, the Bank must recapture the excess of its September 30, 1996 bad debt reserve over the reserve in existence on December 31, 1987. This recapture commenced over a six-year period, with the first taxable year beginning after December 31, 1997. This legislation has not had a material impact on BankUnited.

Available Information

BankUnited’s Internet address is www.buexpress.com. Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports are available, free of charge, through our website as soon as reasonably practicable after their filing with the Securities and Exchange Commission.

Segment Reporting

See note (1) Summary of Significant Accounting Policies (q) Segment Reporting to the Notes to Consolidated Financial Statements for BankUnited’s policy on segment reporting.

Item 2.	Properties

BankUnited leases executive and administrative office space located at 225 Alhambra Circle, Coral Gables, Florida 33134, pursuant to a lease terminating in 2014. In addition to its operations center in Miami Lakes, Florida, BankUnited operates three mortgage-production offices located in Tampa, Chicago, and Rockville, Maryland with lease terms extending through 2008. There is also a lease on the operations center, which terminates in 2007.

Currently BankUnited operates 45 full-service banking offices located in south Florida, two of which are owned and 43 of which are leased with terms extending through 2013. There are 17 offices located in Miami Dade County, 18 in Broward County, eight in Palm Beach County, and two in Collier County.

BankUnited has multiple options to renew leases at all leased banking offices and other locations.

Item 3.	Legal Proceedings

BankUnited and its subsidiaries, from time to time, are involved as plaintiff or defendant in various legal actions arising in the normal course of their businesses. While the ultimate outcome of any such proceedings cannot be predicted with certainty, it is the opinion of management that no proceedings exist, either individually or in the aggregate, which, if determined adversely to BankUnited and its subsidiaries, would have a material effect on BankUnited’s consolidated financial condition, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of BankUnited’s security holders during the fourth quarter of the fiscal year ended September 30, 2003.

Item 4A.	Directors and Executive Officers of the Registrant

The following table sets forth information concerning BankUnited’s directors and executive officers.

Name	Age	Position
Alfred R. Camner	59	Chief Executive Officer and Chairman of the Board of Directors
Lawrence H. Blum	60	Vice Chairman of the Board of Directors and Secretary
Ramiro A. Ortiz	53	President, Chief Operating Officer and Director
Allen M. Bernkrant	73	Director
Sharon A. Brown	59	Director
Marc D. Jacobson	61	Director
Hardy C. Katz	62	Director
Neil H. Messinger, M.D.	65	Director
Edward L. Pinckney	40	Director
Albert E. Smith	71	Director
Humberto L. Lopez	44	Senior Executive Vice President and Chief Financial Officer
John Kuczwanski	58	Executive Vice President, Residential Lending
Felix M. Garcia	54	Executive Vice President, Risk Management
Douglas B. Sawyer	46	Executive Vice President, Consumer Banking
Robert A. Marsden	61	Executive Vice President, Operations
Roberta R. Kressel	48	Executive Vice President, Human Resources
Carlos R. Fernandez-Guzman	47	Executive Vice President, Marketing
Abel L. Iglesias	41	Executive Vice President, Corporate and Commercial Banking
Clay F. Wilson	44	Executive Vice President, Commercial Real Estate
Gary Laurash	47	Senior Vice President and Treasurer

Alfred R. Camner has served as Chairman of the Board and Chief Executive Officer of BankUnited Financial Corporation (the “Company”) since 1993, as President from 1993 to 1998 and 2001 to 2002, and as Chief Operating Officer from 2001 to 2002. He has served as the Bank’s Chairman of the Board and Chief Executive Officer since 1984, as its President from 1984 to 1993, 1994 to 1998, and 2001 to 2002, and as its Chief Operating Officer from 2001 to 2002. He is the Senior Managing Director of the law firm of Camner, Lipsitz and Poller, P. A. and has held that position since 1996. Mr. Camner was General Counsel to CSF Holdings, Inc. and its subsidiary, Citizens Federal Bank, from 1973 to 1996. He was also a Director and Executive Committee member of Loan America Financial Corporation from 1985 to 1994.

Lawrence H. Blum has served as Vice Chairman of the Board of Directors of the Company since 1993, and as its Secretary since 2002. He has served as the Bank’s Vice Chairman of the Board since 1984, and its Secretary since 2002. Mr. Blum has served as the Managing Director of Rachlin, Cohen & Holtz LLP, certified public accountants and consultants, since 1993, and has been a partner there since 1974.

Ramiro A. Ortiz has served as a director, President and Chief Operating Officer of the Company and of the Bank since August 2002. He previously served as the Chairman and Chief Executive Officer, from July 2002 to August 2002, as President, from 1996 to August 2002, and as Executive Vice President of Community Banking, from 1987 to 1996, of SunTrust Bank, Miami. He was the Chairman of the Greater Miami Chamber of Commerce from 2001 to 2002 and the Campaign Co-Chair of the United Way of Dade County in 1999.

Allen M. Bernkrant has served as a director of the Company since 1993, and of the Bank since 1985. He has been a private investor in Miami, Florida since 1990.

Sharon A. Brown has served as a director of the Company and of the Bank since January 2003. She served at the University of Miami School of Business Administration as the Director of Alumni and External Affairs from 2002 to 2003, and as Assistant Dean for Administration and Development from 1992 to 2001. Ms. Brown was a Partner from 1979 to 1992 at Coopers and Lybrand, certified public accountants, where her clients included financial institutions, nonprofit organizations and major organizations in government and education. She is a member of the Audit Committee of the School Board of Miami-Dade County, and served on the five-member citizen board appointed in 1998 to oversee the financial recovery of the City of Miami. She served as a Director of the United Way of Miami-Dade County from 1988-2003.

Marc D. Jacobson has served as a director of the Company since 1993, and as the Company’s Secretary from 1993 to 1997. He has served as a director of the Bank since 1984, and as its Secretary from 1985 to 1996. Mr. Jacobson has been the Senior Vice President of Head-Beckham AmerInsurance Agency, Inc., and its predecessor, Head-Beckham Insurance Agency, Inc., since 1990.

Hardy C. Katz has served as a director of the Company and the Bank since March 2002. He has been the Vice President of Finance for Communications and Show Management, Inc., a trade show marketing and management company, and Industry Publishers, Inc., a publishing company, since 1972. Mr. Katz has also served as the managing partner of BiZBashFla, LLC, a publishing and trade show company, since 2003.

Neil H. Messinger, M.D has served as a director of the Company and the Bank since 1996. He is a Radiologist and has served as the President of Radiological Associates, Professional Association, since 1986. Dr. Messinger has also been the Chairman of Imaging Services of Baptist Hospital since 1986.

Edward L. Pinckney has served as a director of the Company and the Bank since May 2002. He became an assistant coach of the Villanova University Men’s Basketball team in May 2003, and was a television and radio broadcaster and commentator for ESPN and the Miami Heat from 1997 until May 2003. Mr. Pinckney also served as the Manager and Coach of the Miami Pro Summer League, L.C., which he established in 2000, and was a professional basketball player from 1985 to 1997.

Albert E. Smith joined the Board of and the Company and the Bank in November 2003. He has served as the President of Florida Memorial College since 1993 and served as President of South Carolina State College from 1986 to 1993. Dr. Smith currently serves as a director of the Greater Miami Chamber of Commerce and the Orange Bowl Committee and as the Vice Chair on the Miami-Dade County Social and Economic Development Council. He is a member of the Executive Committee of The College Fund/UNCF.

Humberto L. Lopez has served as Senior Executive Vice President of Finance of the Company and the Bank since 2001, and as Executive Vice President of Finance of the Company and the Bank from 1999 to 2001. He has served as the Chief Financial Officer of the Company and the Bank since 1999. Mr. Lopez was a Director at PricewaterhouseCoopers LLP from 1998 to 1999. He also served as the Chief Financial Officer from 1997 to 1998, of Barnett Bank, South Florida and its successor by merger, Nations Bank, NA in south Florida, and the Regional Financial Officer from 1993 to 1996, of Barnett Banks, Inc.

John Kuczwanski has served as the Executive Vice President of Residential Lending of the Bank since 2002. He served as the Managing Director of Sierra Grove Associates from 1995 to 2002 and was the President of Loan America Financial Corporation from 1985 to 1995. Mr. Kuczwanski served as Executive Vice President of Citizens Federal Bank from 1982 to 1985.

Felix M. Garcia was appointed the Bank’s Executive Vice President of Risk Management in June 2003. He served as the Executive Vice President and Senior Lender at Eagle National Bank, from 2002 to 2003, Executive Vice President and Head of Domestic Lending at Hamilton Bank from 2000 to 2002, and Executive Vice President and Head of Corporate Lending at Union Planters Bank from 1999 to 2000. Mr. Garcia also served as Executive Vice President from 1985 to 1999, and Chief Credit Officer from 1993 to 1999, at Republic National Bank.

Douglas B. Sawyer has served as Executive Vice President of Consumer Banking for the Bank since October 2003, and as Executive Vice President of Wealth Management since February 2003. He previously served as the Executive Vice President of Retail from 2002 to 2003, Executive Vice President of Private Client Services from 2000 to 2002, and Senior Vice President from 1997 to 2000, for SunTrust Bank, Miami.

Robert A. Marsden has served as the Executive Vice President of Operations for the Bank since 2002. He served as the Executive Vice President of Operations from 1998 to 2002 of SunTrust Bank, Miami and was an Account Manager from 1995 to 1998 at The SCA Group.

Roberta R. Kressel has served as the Executive Vice President of Human Resources for the Bank since January 2003. She was Vice President of Human Resources from 2001 to 2002 at Kemper National Services. Ms. Kressel also served as Senior Vice President, Human Resources Relationship Manager from 2000 to 2001, and Senior Vice President, Human Resources Manager from 1998 to 2000, at SunTrust Bank, South Florida and SunTrust Bank, Miami.

Carlos R. Fernandez-Guzman has served as the Executive Vice President of Marketing for the Bank since February 2003. He served as the Executive Vice President, Chief Operating Officer and Director from 1999 to 2003, of XTec, Incorporated. Mr. Fernandez-Guzman was also the President, Chief Operating Officer and Director from 1995 to 1999 at CTI, and the Executive Vice President of Market Development, from 1992 to 1995, at American Savings of Florida.

Abel L. Iglesias was appointed the Executive Vice President of Corporate and Commercial Banking for the Bank in May 2003. He served as the Executive Vice President and Chief Lending Officer of Colonial Bank, South Florida Region, from 1998 to May 2003. Mr. Iglesias was the Executive Vice President and Chief Lending Officer of Eastern National Bank from 1992 to 1998.

Clay F. Wilson was appointed the Executive Vice President of Commercial Real Estate for the Bank in May 2003, and served as Senior Vice President of Commercial Real Estate from 1999 to 2003. He served as the Group Senior Vice President of Commercial Real Estate from 1996 to 1999, and the Vice President of Commercial Real Estate from 1991 to 1996, of Barnett Bank, South Florida and its successor by merger, NationsBank, Inc. in south Florida.

Gary Laurash has served as Senior Vice President and Treasurer of the Company since January 2003 and of the Bank since 2000. Mr. Laurash served as the First Vice President of MBNA America from 1998 to 2000 and as the First Vice President/Administration Director of MBNA Marketing Systems, Inc. from 1996 to 1998.

PART II

Item 5.    Market for the Registrant’s Common Stock and Related Stockholder Matters

Stock Information

BankUnited’s Class A Common Stock, $.01 par value (“Class A Common Stock”), is traded in the over-the-counter market and quoted in the Nasdaq-Amex Stock Market, National Market (“NASDAQ”) under the symbol “BKUNA”. BankUnited’s Class B Common Stock, $.01 par value (“Class B Common Stock”), is not traded on any established public market.

At December 5, 2003, there were 518 and 12 holders of record of BankUnited’s Class A Common Stock and Class B Common Stock, respectively. The number of holders of record of the Class A Common Stock includes nominees of various depository trust companies for an undeterminable number of individual stockholders. Class B Common Stock is convertible into Class A Common Stock at a ratio (subject to adjustment upon the occurrence of certain events) of one share of Class A Common Stock for each share of Class B Common Stock surrendered for conversion.

No dividends were declared or paid in fiscal 2003 or 2002 on Common Stock. See note (10) Regulatory Capital to the Notes to Consolidated Financial Statements for a discussion of restrictions on the Bank’s payment of dividends to BankUnited.

For the range of high and low bid prices for the Class A Common Stock quoted on Nasdaq for each quarter of fiscal 2003 and 2002, see Selected Quarterly Financial Data.

Item 6.    Selected Financial Data

The following selected financial data should be read in conjunction with BankUnited’s Consolidated Financial Statements and Notes thereto.

	As of or for the Years Ended September 30,
	2003	2002	2001	2000	1999
	(Dollars in thousands, except per share data)
Operations Data:
Interest income	$314,342	$327,857	$324,077	$295,315	$233,550
Interest expense	198,848	217,171	246,793	219,146	187,515

Net interest income	115,494	110,686	77,284	76,169	46,035
Provision for loan losses	5,425	9,200	7,100	4,645	7,939

Net interest income after provision for loan losses	110,069	101,486	70,184	71,524	38,096

Non-interest income:
Service and other fees, net	5,716	5,385	6,495	4,295	3,785
Net gain on sale of investments and mortgage-backed securities	4,604	1,557	1,837	—	—
Net gain on sale of loans and other assets	9,968	3,850	1,383	71	(4)
Other	8,181	6,692	5,214	3,231	1,019

Total non-interest income	28,469	17,484	14,929	7,597	4,800

Non-interest expenses:
Employee compensation and benefits	37,113	30,501	22,629	19,819	15,970
Occupancy and equipment	12,606	11,166	9,046	8,332	8,029
Insurance	1,166	1,089	1,000	1,221	1,683
Professional fees	4,610	5,342	3,267	3,193	3,084
Other	27,372	23,465	18,455	19,959	19,627

Total non-interest expense	82,867	71,563	54,397	52,524	48,393

Income (loss) before income taxes, and preferred stock dividends	55,671	47,407	30,716	26,597	(5,497)
Provision (benefit) for income taxes	16,551	17,086	11,620	10,833	(1,903)

Net income (loss) before preferred stock dividends	39,120	30,321	19,096	15,764	(3,594)
Preferred stock dividends	316	257	649	790	773

Net income (loss) after preferred stock dividends	$38,804	$30,064	$18,447	$14,974	$(4,367)

Basic earnings (loss) per common share	$1.45	$1.20	$0.91	$0.82	$(0.24)
Diluted earnings (loss) per common share	$1.36	$1.12	$0.87	$0.81	$(0.24)
Weighted average number of common shares and common equivalent shares assumed outstanding during the period:
Basic	26,803,377	25,142,322	20,228,072	18,220,508	18,312,548
Diluted(3)	28,864,972	27,072,669	21,353,850	18,779,837	18,312,548
Financial Condition Data:
Total assets	$7,145,143	$6,028,548	$5,238,195	$4,552,069	$4,078,471
Loans receivable, net, and mortgage-backed securities(1)	6,004,569	4,849,999	4,332,336	3,700,492	3,246,455
Investments, overnight deposits, tax certificates, reverse repurchase agreements, certificates of deposit and other earning assets	618,196	685,990	461,276	401,481	295,213
Total liabilities	6,697,770	5,683,399	4,937,749	4,349,482	3,888,334
Deposits	3,236,106	2,976,171	2,653,145	2,609,538	2,279,798
Trust preferred securities and subordinated debentures	162,219	253,761	203,592	212,393	218,500
Borrowings(2)	3,339,807	2,614,892	2,196,429	1,673,024	1,546,648
Total stockholders’ equity	447,373	345,149	300,446	202,587	190,137
Common stockholders’ equity	441,917	340,910	297,620	193,241	180,984
Book value per common share	14.88	13.52	11.88	10.61	9.88

(Continued on the next page)

	As of and for the Fiscal Years Ended September 30,
	2003	2002	2001	2000	1999
Select Financial Ratios:
Performance Ratios:
Return (loss) on average assets(4)	0.61%	0.57%	0.42%	0.38%	(0.10)%
Return (loss) on average tangible common equity(4)	11.02	10.56	9.46	9.68	(3.79)
Return (loss) on average total equity (4)	10.14	9.58	8.20	8.09	(1.85)
Interest rate spread	1.75	1.98	1.55	1.74	1.12
Net interest margin	1.88	2.14	1.76	1.91	1.27
Dividend payout ratio(5)	0.81	0.85	3.40	5.01	NM
Total loans, net, and mortgage-backed securities to total deposits	185.55	162.96	163.29	141.81	142.40
Non-interest expense to average assets	1.30	1.34	1.20	1.27	1.28
Efficiency ratio(6)	57.56	55.84	58.99	62.70	95.20
Asset Quality Ratios:
Non-performing loans to total loans	0.89%	0.70%	0.76%	0.58%	0.70%
Non-performing assets to total loans and real estate owned	0.99	0.79	0.84	0.68	0.85
Non-performing assets to total assets	0.59	0.53	0.60	0.55	0.69
Net charge-offs to average total loans	0.08	0.12	0.11	0.11	0.06
Loan loss allowance to total loans	0.52	0.51	0.42	0.35	0.36
Loan loss allowance to non-performing loans	59.20	72.53	56.00	61.20	52.45
Capital Ratio:
Average common equity to average total assets	5.53%	5.85%	4.94%	4.49%	4.08%
Average total equity to average total assets	6.05	5.92	5.13	4.72	5.16
Core capital-to-assets ratio(7)	7.24	7.77	7.12	7.49	7.86
Risk-based capital-to-assets ratio(7)	16.08	16.97	14.66	14.84	15.54

(1)    Does not include mortgage loans held for sale.

(2)    Includes repurchase agreements, advances from the Federal Home Loan Bank of Atlanta, senior notes, and trust preferred securities and subordinated debentures.

(3)    The effect of stock options and convertible securities was anti-dilutive for the year ended September 30, 1999.

(4)    Return is calculated before payment of preferred stock dividends.

(5)    The ratio of total dividends declared during the period (including dividends on the Bank’s and BankUnited’s preferred stock and BankUnited’s Class A and Class B Common Stock) to total earnings for the period before dividends.

(6)    Efficiency ratio is calculated by dividing non-interest expenses by the sum of net interest income, and non-interest income.

(7)    Regulatory capital ratio of the bank.

NM = Not meaningful

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis and the related financial data present a review of the consolidated operating results and financial condition of BankUnited for the fiscal years ended September 30, 2003, 2002 and 2001. This discussion and analysis is presented to assist the reader in understanding and evaluating the financial condition, results of operations and future prospects of BankUnited, and is intended to supplement, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto.

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

Fiscal 2003 Highlights

During fiscal 2003, BankUnited increased assets by 19% to $7.1 billion and reported $39.1 million in net income, an improvement of 29% over 2002. Basic and diluted earnings per share for the year were $1.45 and $1.36, respectively, compared to $1.20 and $1.12, respectively, for 2002. Earnings per share for fiscal 2003 include the dilutive effect of 3,936,500 shares of Class A common stock issued in the May 2003 secondary public offering. Fiscal 2003 marks BankUnited’s fourth consecutive year of record net income. Other notable BankUnited milestones include:

•	Loan production for 2003 improved by 31% compared to 2002, to reach $3 billion

•	Core deposits increased in 2003 by 16% to $1.4 billion

•	Non-interest bearing deposits increased by 69% to $198 million as of September 30, 2003

•	Non-interest income reached $28 million, up 63% over 2002

•	Retired $162 million of high interest debt

•	Raised $72.8 million in a secondary public offering of BankUnited Class A Common Stock

•	Market capitalization increased by 56% to $629 million as of September 30, 2003

Critical Accounting Policies

BankUnited’s financial position and results of operations are impacted by management’s application of accounting policies involving judgments made to arrive at the carrying value of certain assets. In implementing its policies, management must make estimates and assumptions about the effect of matters that are inherently less than certain. Actual results could differ significantly from these estimates which could materially affect the reported amounts of our assets, liabilities, income and expenses. For a detailed discussion of BankUnited’s significant accounting policies, see note (1) Summary of Significant Accounting Policies to the Notes to Consolidated Financial Statements. The most critical accounting policies applied by BankUnited are those that relate to the allowance for loan losses, and the valuation of mortgage servicing rights.

Estimates of the amount of the allowance for portfolio loan losses, and the valuation of loans held for sale both affect the carrying amount of the loan portfolio.

The allowance for loan losses is a subjective judgment that management must make regarding the loan portfolio, and is established and maintained at levels that management believes are adequate to cover losses resulting from the inability of borrowers to make required payments on loans. Estimates for loan losses are made by analyzing historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan administration and resolution, the views of regulators, changes in the size and composition of the loan portfolio, and peer group information. In addition, the economic climate and direction, increases or decreases in overall lending rates, political conditions, legislation directly or indirectly impacting the banking industry, and economic conditions affecting specific geographical areas in which BankUnited conducts business are all considered. Where there is a question as to the impairment of a specific loan, management obtains valuations of the property or collateral securing the loan, and current financial information of the borrower, including financial statements, when available. Since the calculation of appropriate loan loss allowances relies on management’s estimates and judgments relating to inherently uncertain events, actual results may differ from these estimates. For a more detailed discussion on the allowance for loan losses, see Asset Quality and, (e) Allowance for Loan Losses in note (1) Summary of Significant Accounting Policies to the Notes to Consolidated Financial Statements.

Several estimates impact mortgage servicing rights, including the amount of gains or losses recognized upon the securitization and sale of residential mortgage loans, the amortization of the assets, and the periodic valuation of the assets. The initial and ongoing valuation and amortization of mortgage servicing rights is significantly impacted by interest rates, prepayment experience and the credit performance of the underlying loans. In general, in periods of declining interest rates, the value of these assets declines due to prepayments on loans serviced. For a more detailed discussion on mortgage servicing rights, see discussion Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” and (k) Mortgage Servicing Rights in note (1) Summary of Significant Accounting Policies to the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

Liquidity management is the process of allocating assets and structuring liabilities to provide sufficient cash or cash equivalents to meet an entity’s daily operating needs on an ongoing basis. It is the policy of BankUnited to manage our funds so that there is no need to make unplanned sales of assets or to borrow funds under emergency conditions. Sources of liquidity include: cash and cash equivalents, retail deposit growth, FHLB advances, Federal Reserve borrowings, loan repayments, investment portfolio run-off, liquidation of investments and mortgage-backed securities, and overnight and term reverse repurchase agreements.

BankUnited’s objective in managing liquidity is to maintain sufficient resources of available cash to address both short and long-term business funding needs such as loan demand, investment purchases, deposit fluctuations, and debt service requirements. In doing so, BankUnited maintains an overall liquidity position that has an aggregate amount of readily accessible and marketable assets, cash flow and borrowing capacity to meet unexpected deposit outflows and/or increases in loan demand. Cash levels are minimized to levels required by regulation and necessary to meet the projected anticipated needs for business operations.

BankUnited is not aware of any events, or uncertainties, which may impede liquidity in the short or long-term.

For information on deposits, see note (7) Deposits to the Notes to Consolidated Financial Statement.

Borrowings

BankUnited utilizes both short and long-term borrowings. Short-term borrowings are due within one year, long-term borrowings are due in one year or more. The Bank may borrow funds from the FHLB of Atlanta and from other sources. The FHLB system acts as a source of funding for member financial institutions. In addition, BankUnited uses subordinated notes, securities sold under agreements to repurchase and trust preferred securities in order to increase available funds. As a shareholder of the FHLB of Atlanta, the Bank must hold shares of stock in the FHLB, which totaled $123 million at September 30, 2003.

The FHLB of Atlanta offers a wide variety of borrowing plans, each with its own maturity and interest rate. FHLB borrowings, known as “advances,” are secured by a member’s share of stock in the FHLB and by certain types of mortgages and other eligible collateral. The terms and rates charged for FHLB advances vary in response to general economic conditions. A portion of the Bank’s advances have been obtained through a convertible advances program that permits the FHLB to call an advance at its discretion on a specified “call” date which generally occurs every three months following an initial period ranging from three months to four years. Should the FHLB elect to exercise this option, the Bank can either convert the advance from a fixed rate basis to floating rate basis or repay it in full. See Item 7A. “Quantitative and Qualitative Disclosure About Market Risk.”

The FHLB of Atlanta will consider various factors, including an institution’s regulatory capital position, net income, quality and composition of assets, lending policies and practices, and level of current borrowings from all sources, in determining the amount of credit to extend to an institution. BankUnited had $75 million of unused credit lines with the FHLB as of September 30, 2003. BankUnited may seek increases in available credit lines with the FHLB based on additional available collateral. In addition, an institution that fails to meet the qualified thrift lender test may have restrictions imposed on its ability to obtain FHLB advances. The Bank currently meets the qualified thrift lender test.

Securities sold under agreements to repurchase is another source of borrowed funds which is available to BankUnited. Under this type of borrowing, securities are pledged against borrowed funds and are released when the funds are repaid. BankUnited typically uses this type of borrowing alternative on a short-term basis, but may also use these instruments on a long-term basis.

In February 1999, the Bank issued and sold $200 million of Senior Notes that mature in February 2004 and bear interest at an annual rate of 5.40% payable semiannually. The Bank used the net proceeds from the sale of the notes for general corporate purposes, loan financing, and assisting in the Bank’s asset/liability management. As a condition of issuance, interest, principal and any redemption premium on all offered Senior Notes are supported by an irrevocable standby letter of credit of the FHLB of Atlanta. Repayment of the Senior Notes will be funded through BankUnited’s asset/liability management activities.

BankUnited has issued trust preferred securities through its trust subsidiaries, which in turn have invested the proceeds from the sale thereof in Junior Subordinated Deferrable Debentures issued by BankUnited (the “Junior Subordinated Debentures”). See Item 1. Business—Activities of Subsidiaries for a list of the trust subsidiaries and when they were formed. In the past three fiscal years, all of the trust preferred securities issued by BankUnited’s trust subsidiaries have been sold through participation in “pools”, whereby a number of financial institutions issue trust preferred securities through their trust subsidiaries, and sell such securities to investors in private placement transactions. In November 1999, the Board of Directors of BankUnited authorized the purchase from time-to-time in the open market, or otherwise, of up to 300,000 shares of trust preferred securities issued by BankUnited’s trust subsidiaries. As of September 30, 2003, BankUnited had purchased a total of 203,419 shares of trust preferred securities issued by its trust subsidiaries on the open market at a cost of $48 million. Proceeds from the sale of Junior Subordinated Debentures, if contributed to the Bank as additional paid-in-capital, increase Tier 1 equity capital for regulatory purposes.

The following tables set forth information as to BankUnited’s short-term borrowings as of the dates and for the periods indicated.

	As of September 30,
	2003		2002		2001
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Period End Balances:
Securities sold under agreements to repurchase	$367,297	1.2%	$305,042	1.9%	$205,672	3.2%
FHLB advances	510,000	1.3%	531,000	2.1%	335,000	3.7%

	$877,297	1.2%	$836,042	2.0%	$540,672	3.5%

	For the Years Ended September 30,
	2003	2002	2001
	(In thousands)
Average Balances:
Securities sold under agreements to repurchase	$336,939	$301,257	$82,569
FHLB advances	466,800	166,664	237,997

	$803,739	$467,921	$320,566

Maximum Outstanding at any Month End:
Securities sold under agreements to repurchase	$372,472	$385,495	$267,908
FHLB advances	601,000	531,000	335,000

	$973,472	$916,495	$602,908

For more information on BankUnited’s borrowings see note (8) Borrowings to Notes to Consolidated Financial Statements.

Discussion of Cash Flows

Please refer to the Consolidated Statement of Cash Flows when reading the following discussion.

Cash and cash equivalents as of September 30, 2003 were $227 million which represents a decrease of $245 million from September 30, 2002. This decrease is the result of net cash used in operating and investing activities of $654 million and $647 million, respectively, offset by net cash provided by financing activities of $1.1 billion.

Significant Uses of Funds

For the year ended September 30, 2003, BankUnited funded approximately $3.4 billion in loans compared to $2.6 billion and $1.6 billion for fiscal 2002 and 2001, respectively. This growth in fundings reflects the expansion of our lending products and activities as well as a declining interest rate environment during fiscal 2001, 2002, and most of 2003.

Other significant uses of funds during the year ended September 30, 2003 were for the purchase of investment and mortgage-backed securities in the aggregate of approximately $2.6 billion, and for the retirement of trust preferred securities issued by BankUnited’s trust subsidiaries of $160 million. BankUnited purchased these investments and mortgage-backed securities to enhance liquidity. BankUnited retired the trust preferred securities as a means of reducing high rate debt. See note (8) Borrowings to Notes to Consolidated Financial Statements.

Significant Sources of Funds

The decline in interest rates provided a significant amount of cash flow from the prepayment of existing loans and mortgage-backed securities. For the year ended September 30, 2003, BankUnited received $2.4 billion from principal repayments, compared to $1.9 billion and $1.3 billion for fiscal 2002 and 2001, respectively. For the year ended September 30, 2003, BankUnited received $1.2 billion from repayments of mortgage-backed securities compared to $478 million and $143 million for fiscal 2002 and 2001, respectively.

BankUnited raised $73 million from a secondary public offering of its Class A Common Stock issued in May of 2003.

BankUnited has seen an increase in deposits of $260 million to $3.2 billion at September 30, 2003 from $3.0 billion at September 30, 2002. Approximately 74% of this increase relates to core deposits.

BankUnited sold $1 billion of investment and mortgage-backed securities during fiscal year 2003, compared to $342 million for 2002 and $283 million for 2001. The majority of these sales, or $733 million, were generated through the securitization of loans fueled by the increase in loan production experienced during 2003. In addition, BankUnited raised $66 million from the issuance of trust preferred securities issued by its trust subsidiaries during fiscal year 2003, $68 million for 2002 and none for 2001. Funds provided by borrowings for fiscal year 2003, including FHLB advances, were $816 million compared to $368 million and $532 million for 2002 and 2001, respectively. These activities were carried out through the implementation of BankUnited’s asset/ liability management function.

Share Repurchase Program

BankUnited announced on October 24, 2002 that its Board of Directors had authorized a stock repurchase program on its Class A Common Stock. Under the program, BankUnited may purchase up to 1,000,000 shares of its Class A Common Stock in open market transactions, from time to time, at such prices and on such conditions as the Executive Committee of the Board determines to be advantageous. BankUnited initiated this program because we believe that the volatility of the financial markets has at times generated a market price that does not adequately reflect the real value of BankUnited stock or the level of confidence that management and the Board of Directors has in BankUnited’s ability to implement its strategy and achieve continued growth. As of the filing date of this Form 10-K, there have been no repurchases under this authorization.

Off-Balance Sheet Arrangements

See note (14) Commitments and Contingencies for a discussion of commitments entered into by BankUnited which may require capital resources. BankUnited expects to have sufficient capital resources to satisfy its commitments.

Discussion of Financial Condition Changes for the Years Ended September 30, 2003 and 2002

The following is a discussion of material changes from September 30, 2002 to September 30, 2003 in the Consolidated Statement of Financial Condition.

Assets

Investments available for sale    Investments available for sale increased by $125 million or 73% from $172 million at September 30, 2002 to $297 million at September 30, 2003. This increase is predominantly the result of purchases of $213 million offset by maturities of $51 million and sales of $40 million.

Mortgage-backed securities available for sale    Mortgage-backed securities available for sale increased by $928 million or 82% to just under $2.1 billion at September 30, 2003 from $1.1 billion at September 30, 2002. This increase is predominantly the result of purchases of $2.4 billion and securitizations of $750 million offset by repayments of $1.2 billion and sales of $1 billion.

The following table sets forth additional information regarding BankUnited’s investments and mortgage-backed securities available for sale as of the dates indicated. Investments and mortgage-backed securities available for sale are carried by BankUnited at fair value on the financial statements.

	As of September 30
	2003	2002	2001
	(Dollars in thousands)
U.S. Government agency securities	$53,694	$52,760	$55,067
Mortgage-backed securities	2,064,981	1,136,634	832,728
Other (1)	242,983	118,825	80,945

Total investment securities	$2,361,658	$1,308,219	$968,740

Weighted average yield	4.65%	6.10%	6.53%

(1)	Includes trust preferred securities of other issuers, preferred stock of FHLMC and FNMA, mutual funds, and bonds.

The following table sets forth information regarding the maturities of BankUnited’s investments and mortgage-backed securities available for sale as of September 30, 2003.

	As of September 30, 2003	Periods to Maturity from September 30, 2003(1)
		Within 1 Year	1 Through 5 Years	5 Through 10 Years	Over 10 Years	Equity Securities
	(Dollars in thousands)
U.S. Government agency securities	$53,694	$3,072	$25,043	$25,579	$—	$—
Mortgage-backed securities (1)	2,064,981	721,464	1,178,793	163,120	1,604	—
Other (3)	242,983	—	3,152	26,579	212,391	861

Total	$2,361,658	$724,536	$1,206,988	$215,278	$213,995	$861

Weighted average yield(2)	4.65%	4.78%	4.72%	4.25%	4.31%	n/a

(1)	Maturities on mortgage-backed securities have been adjusted for anticipated pre-payments. See Gap Table in Item 7A. Quantitative and Qualitative Disclosure About Market Risk.
(2)	Yields on tax exempt investments have not been computed on a tax equivalent basis.
(3)	Includes trust preferred securities of other issuers, preferred stock of FHLMC and FNMA, mutual funds, and bonds.

For additional information regarding BankUnited’s investments and mortgage-backed securities, see note (3) Investments and Mortgage-backed Securities to the Notes to Consolidated Financial Statements.

Loans.    Loans receivable, net (including loans held for sale) increased by $234 million, or 6% from $4 billion at September 30, 2002 to $4.2 billion at September 30, 2003. BankUnited funded $3.4 billion in loans during fiscal 2003, which was offset by repayments of $2.4 billion, securitizations of $750 million, sales of $60 million, a transfer to real estate owned of $7.3 million and a provision of $5.4 million.

The following table sets forth certain information with respect to the composition of BankUnited’s loan portfolio, including mortgage loans held for sale, by collateral type as of the dates indicated.

	As of September 30,
	2003		2002		2001		2000		1999
	Amount	Percent(1)	Amount	Percent(1)	Amount	Percent(1)	Amount	Percent(1)	Amount	Percent(1)
	(Dollars in thousands)
Real estate loans:
One-to-four family residential:
Residential mortgages	$2,653,515	67.4%	$2,779,323	74.8%	$2,858,818	81.7%	$2,876,490	85.7%	$2,596,857	89.6%
Specialty consumer mortgages	613,287	15.5%	316,989	8.6%	89,472	2.6%	29,746	0.8%	9,935	0.3%

Total one-to-four family residential	3,266,802	82.9%	3,096,312	83.4%	2,948,290	84.3%	2,906,236	86.5%	2,606,792	89.9%
Multi-family	32,583	0.8%	25,456	0.7%	20,619	0.6%	70,856	2.1%	30,057	1.0%
Commercial real estate	196,237	5.0%	183,311	4.9%	158,451	4.5%	155,569	4.6%	141,090	4.9%
Construction	132,778	3.4%	98,697	2.7%	114,790	3.3%	38,786	1.2%	15,425	0.5%
Land	27,569	0.7%	27,636	0.7%	33,620	1.0%	34,489	1.0%	23,659	0.8%

Total real estate loans	3,655,969	92.8%	3,431,412	92.4%	3,275,770	93.7%	3,205,936	95.4%	2,817,023	97.1%
Commercial	152,663	3.9%	168,679	4.5%	132,438	3.8%	83,023	2.5%	48,173	1.7%
Consumer (2)	116,445	3.0%	103,118	2.8%	84,698	2.4%	66,480	2.0%	33,878	1.2%

Total loans held in portfolio	3,925,077	99.7%	3,703,209	99.7%	3,492,906	99.9%	3,355,439	99.9%	2,899,074	100.0%

Unamortized deferred loan fees, premium and discounts	36,806	0.9%	30,449	0.8%	22,642	0.6%	15,730	0.5%	12,264	0.4%
Allowance for loan losses	(22,295)	(0.6)%	(20,293)	(0.5)%	(15,940)	(0.5)%	(13,032)	(0.4)%	(12,107)	(0.4)%

Total loans held in portfolio, net	3,939,588	100.0%	3,713,365	100.0%	3,499,608	100.0%	3,358,137	100.0%	2,899,231	100.0%

Mortgage loans held for sale	286,796		278,759		250,041		312,632		403,635

Total loans, net	$4,226,384		$3,992,124		$3,749,649		$3,670,769		$3,302,866

(1)	Percent is calculated using loans held in portfolio, net in the denominator.
(2)	Includes home equity loans and lines of credit.

As of September 30, 2003, approximately $3.7 billion, or 93% of loans before net items were secured by real property. Of that $3.7 billion, approximately $3.5 billion or 95% are secured by real properties located in Florida. Due to this concentration, regional economic circumstances in Florida could affect the level of BankUnited’s non-performing loans. At September 30, 2003, approximately $1 billion, or 24%, of BankUnited’s loan portfolio were first mortgage loans to non-resident aliens, all of which are secured by domestic property. The majority of these loans were secured by single-family residences located in Florida. Loans to non-resident aliens, may involve a greater degree of risk than conforming single-family residential mortgage loans. The ability to obtain access to the borrower is more limited for non-resident aliens, as is the ability to attach or verify assets located in foreign countries. BankUnited has attempted to minimize these risks through its underwriting standards for such loans, including generally requiring more conservative loan-to-value ratios and qualification based on verifiable assets located in the United States.

The following table sets forth, as of September 30, 2003, the amount of loans (including mortgage loans held for sale, and excluding unamortized deferred loan fees, premiums and discounts; and allowance for loan losses) by category and anticipated principal repayments. These anticipated repayments are based on contractual maturities adjusted for an estimated rate of prepayments based on historical trends, current interest rates, types of loans and refinance patterns.

		Anticipated Repayments
	Outstanding at September 30, 2003	One Year or Less	After One Year through Five Years	After Five Years
	(Dollars in thousands)
Real estate loans:
One-to-four family residential, including loans held for sale	$3,553,598	$992,304	$2,030,584	$530,710
Multi-family	32,583	14,387	12,890	5,306
Commercial real estate	196,237	63,354	104,930	27,953
Construction	132,778	97,344	34,669	765
Land	27,569	20,255	6,363	951

Total real estate loans, including loans held for sale	3,942,765	1,187,644	2,189,436	565,685

Commercial	152,663	118,698	32,073	1,892
Consumer (1)	116,445	21,669	38,920	55,856

Total loans, including loans held for sale, but excluding net items	$4,211,873	$1,328,011	$2,260,429	$623,433

(1)	Includes home equity loans and lines of credit.

FHLB stock and other earning assets.    FHLB stock and other earning assets increased by $32 million or 35% from $91 million at September 30, 2002 to $123 million at September 30, 2003 from the purchase of FHLB stock, which is required to be purchased in proportion to advances received from the FHLB.

Bank-owned life insurance.    Bank owned life insurance increased by $31 million, or 58%, from $53 million at September 30, 2002 to $84 million at September 30, 2003. During the year ended September 30, 2003, BankUnited purchased an additional $28 million of bank-owned life insurance and the cash value of the policies increased by $3.5 million.

Liabilities

Deposits.    Deposits increased by $260 million, or 9%, from $3 billion at September 30, 2002 to $3.2 billion at September 30, 2003. The increase comes from an increase in core deposits of $193 million, plus an increase of $67 million in certificates of deposit. The increase in core deposits reflects BankUnited’s marketing and service efforts, branch expansion, and the offering of competitive products and rates.

Securities sold under agreements to repurchase.    Securities sold under agreements to repurchase increased by $162 million or 46% from $355 million at September 30, 2002 to $517 million at September 30, 2003.

FHLB advances.    FHLB advances increased by $654 million, or 36%, from $1.8 billion at September 30, 2002 to $2.5 billion at September 30, 2003. FHLB advances are used to fund investing activities such as funding loans and purchasing securities.

Trust Preferred Securities and Subordinated Debentures.    Trust preferred securities and subordinated debentures decreased by $92 million, or 36%, from $254 million at September 30, 2002 to $162 million at September 30, 2003. The net decrease of $92 million is primarily the result of $68 million of proceeds received from issuances offset by retirements of $162 million.

Asset Quality

At September 30, 2003, non-performing assets totaled $42 million as compared to $32 million at September 30, 2002 and 2001. Expressed as a percentage of total assets, non-performing assets stood at 0.59% as of September 30, 2003 as compared to 0.53% as of September 30, 2002 and 0.60% as of September 30, 2001. Non-performing assets are composed of non-performing loans and real estate acquired through foreclosure (“REO”).

Non-performing loans consist of (i) non-accrual loans; (ii) accruing loans more than 90 days contractually past due as to interest or principal and (iii) loans that have been restructured because of a deterioration in the financial condition of the borrower. Generally BankUnited places loans on non-accrual status when more than 90 days past due. When a loan is placed on non-accrual status, BankUnited reverses all accrued and uncollected interest.

The following table sets forth information concerning BankUnited’s non-performing assets for the periods indicated:

	September 30,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Non-accrual loans(1)	$37,080	$27,664	$27,429	$19,751	$21,428
Restructured loans(2)	306	315	1,034	1,283	962
Accruing loans more than 90 days past due as to interest or principal	276	—	—	261	693

Total non-performing loans	37,662	27,979	28,463	21,295	23,083
Non-accrual tax certificates	334	696	1,264	1,671	1,703
Real estate owned (3)	4,290	3,003	1,832	2,286	3,548

Total non-performing assets	$42,286	$31,678	$31,559	$25,252	$28,334

Allowance for losses on tax certificates	$355	$771	$934	$986	$1,168
Allowance for loan losses	22,295	20,293	15,940	13,032	12,107

Total allowance	$22,650	$21,064	$16,874	$14,018	$13,275

Non-performing assets as a percentage of total assets	0.59%	0.53%	0.60%	0.55%	0.69%
Non-performing loans as a percentage of total loans(4)	0.89%	0.70%	0.76%	0.58%	0.70%
Allowance for loan losses as a percentage of total loans(4)	0.52%	0.51%	0.42%	0.35%	0.36%
Allowance for loan losses as a percentage of non-performing loans	59.20%	72.53%	56.00%	61.20%	52.45%
Net charge-offs as a percentage of average total loans	0.08%	0.12%	0.11%	0.11%	0.06%

(1)	Gross interest income that would have been recorded on non-accrual loans had they been current in accordance with original terms was $1.3 million for the year ended September 30, 2003. The amount of interest income on such non-accrual loans included in net income for the year ended September 30, 2003, was $1 million.
(2)	All restructured loans were accruing.
(3)	BankUnited is not aware of any significant liability related to REO or loans that may be foreclosed.
(4)	Based on balances prior to deductions for allowance for loan losses.

The following table sets forth information regarding BankUnited’s allowance for loan losses for the years ended September 30, as indicated:

	2003	2002	2001	2000	1999
	(In thousands)
Allowance for loan losses (balance at beginning of period)	$20,293	$15,940	$13,032	$12,107	$6,128
Provision for loan losses	5,425	9,200	7,100	4,645	7,939
Loans charged off:
One-to-four family residential	(654)	(443)	(371)	(997)	(702)
Commercial real estate	(469)	(886)	—	—	(733)
Construction	—	—	—	—	(197)
Commercial	(2,205)	(3,507)	(3,726)	(2,595)	(21)
Consumer	(225)	(308)	(160)	(267)	(395)

Total	(3,553)	(5,144)	(4,257)	(3,859)	(2,048)

Recoveries:
One-to-four family residential	—	5	5	74	49
Commercial real estate	—	71	—	8	1
Commercial	107	205	46	53	—
Consumer	23	16	14	4	38

Total	130	297	65	139	88

Allowance for loan losses (balance at end of period)	$22,295	$20,293	$15,940	$13,032	$12,107

The following table sets forth the allocation of the general allowance for loan losses by category of loans held in portfolio for the periods indicated.

	September 30,
	2003		2002		2001
	Amount	% of Loans in Each Category to Total Loans Before Net Items(1)	Amount	% of Loans in Each Category to Total Loans Before Net Items(1)	Amount	% of Loans in Each Category to Total Loans Before Net Items(1)
	(Dollars in thousands)
Balance at end of period applicable to:
One-to-four family residential	$3,807	83.2%	$4,096	84.5%	$3,616	85.3%
Multi-family residential.	358	0.8	281	0.6	270	0.5
Commercial real estate	4,166	5.0	3,834	4.6	3,131	4.2
Construction	1,461	3.4	1,007	2.5	1,377	3.1
Land	303	0.7	746	0.7	867	0.9
Commercial	8,128	3.9	5,420	4.2	5,298	2.3
Consumer	2,415	3.0	2,094	2.6	1,351	3.5
Unallocated	1,657	N/A	2,815	N/A	30	N/A

Total allowance for loan losses	$22,295	100.0%	$20,293	100.0%	$15,940	100.0%

(1)  Excluding loans held for sale.

(Continued on next page)

	September 30
	2000		1999
	Amount	% of Loans in Each Category to Total Loans Before Net Items	Amount	% of Loans in Each Category to Total Loans Before Net Items
	(Dollars in thousands)
Balance at end of period applicable to:
One-to-four family residential	$4,045	87.8%	$4,200	91.1%
Multi-family residential	927	1.9	442	0.9
Commercial real estate	2,163	4.2	2,873	4.3
Construction	465	1.1	154	0.5
Land	1,166	0.9	1,171	0.7
Commercial	2,435	1.8	1,798	1.5
Consumer	1,206	2.3	848	1.0
Unallocated	625	N/A	621	N/A

Total allowance for loan losses	$13,032	100.0%	$12,107	100.0%

Management believes that the allowance for loan losses of $22 million as of September 30, 2003 is adequate given the strength of BankUnited’s collateral position and the attention given to loan review and classifications. There can be no assurance that additional provisions for loan losses will not be required in future periods.

For more information on BankUnited’s Allowance for Loan Losses, see note (1) Summary of Significant Accounting Policies (e) Allowance for Loan Losses and note (4) Loans Receivable to the Notes to Consolidated Financial Statements.

Comparison of Operating Results for the Fiscal Years Ended September 30, 2003 and 2002

General

Net income reached $39.1 million for the year ended September 30, 2003, an increase of $8.8 million, or 29% over 2002. Basic and diluted earnings per share were $1.45 and $1.36, respectively, up from $1.20 and $1.12 for fiscal 2002. Earnings per share for fiscal 2003 include the dilutive effect of 3,936,500 shares of Class A Common Stock issued in May 2003 in a secondary public offering. The net increase for 2003 includes an increase in net interest income before provision for loan losses of $4.8 million, a decrease in the provision for loan losses of $3.8 million, and an increase in non-interest income of $11 million, offset by an increase in non-interest expense of $11.3 million.

Net Interest Income

Yields Earned and Rates Paid    The following table sets forth certain information relating to the categories of BankUnited’s interest-earning assets and interest-bearing liabilities for the periods indicated. All yield and rate information is calculated on an annualized basis by dividing the income or expense item for the period by the average balances during the period of the appropriate balance sheet item. Net interest margin is calculated by dividing net interest income by average interest-earning assets. Net interest spread is the difference between the yield earned on average interest earning assets and the rate paid on average in interest bearing liabilities. Non-accrual loans are included for the appropriate periods, whereas recognition of interest on such loans is discontinued and any remaining accrued interest receivable is reversed, in conformity with generally accepted accounting principles and federal regulations. The yields and net interest margins appearing in the following table have been calculated on a pre-tax basis.

	For the Year Ended September 30,
	2003			2002			2001
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, net (1)	$4,081,637	$231,110	5.66%	$3,867,704	$254,035	6.57%	$3,666,749	$273,174	7.45%
Mortgage-backed securities	1,713,530	67,934	3.96	1,056,680	61,685	5.84	555,745	38,473	6.92
Short-term investments (2)	17,157	445	2.59	18,420	617	3.35	26,732	2,339	8.75
Investment securities and FHLB stock	327,145	14,853	4.54	218,384	11,520	5.28	145,145	10,091	6.95

Total interest-earning assets	6,139,469	314,342	5.12%	5,161,188	327,857	6.35%	4,394,371	324,077	7.37%

Interest-bearing liabilities:
NOW and money market	560,102	5,391	0.96%	392,405	5,638	1.44%	299,123	7,277	2.43%
Savings	769,335	14,211	1.85	721,206	19,531	2.71	427,095	19,349	4.53
Certificates of deposit	1,751,039	62,957	3.60	1,762,399	80,043	4.54	1,883,395	116,508	6.19
Trust preferred securities and subordinated debentures(3)	245,505	17,406	7.09	221,813	19,384	8.74	206,316	19,929	9.66
Senior notes	200,000	11,204	5.60	200,000	11,332	5.67	200,000	11,333	5.67
FHLB advances and other borrowings	2,381,733	87,679	3.68	1,667,128	81,243	4.87	1,221,398	72,397	5.93

Total interest-bearing liabilities	$5,907,714	$198,848	3.37%	$4,964,951	$217,171	4.37%	$4,237,327	$246,793	5.82%

Excess of interest-earning assets over interest-bearing liabilities	$231,755			$196,237			$157,044

Net interest income		115,494			$110,686			$77,284

Interest rate spread			1.75%			1.98%			1.55%

Net interest margin			1.88%			2.14%			1.76%

Ratio of interest-earning assets to interest-bearing liabilities	103.92%			103.95%			103.71%

Note:	The yields and rates along with the corresponding interest rate spread and net interest margin represent the yields earned and rates paid on BankUnited’s interest-earning assets and interest-bearing liabilities, respectively, for the periods presented, and do not include any estimates of the effect accelerated amortization of purchased premiums would have on the yields earned. The yields are not calculated on a tax equivalent basis.

(1)	Including loans held for sale. Also including non-accruing loans of $37.5 million $27.3 million and $24.7 million for the years ended September 30, 2003, 2002 and 2001, respectively.
(2)	Short-term investments include FHLB overnight deposits, federal funds sold and securities purchased under agreements to resell, and certificates of deposit.
(3)	Includes the effect of interest rate swaps. For more information see note (9) Accounting for Derivatives and Hedging Activities.

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

	Year Ended September 30, 2003 v 2002				Year Ended September 30, 2002 v 2001
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Changes in Volume	Changes in Rate	Changes in Rate/ Volume	Total Increase (Decrease)	Changes in Volume	Changes in Rate	Changes in Rate/ Volume	Total Increase (Decrease)
	(Dollars in thousands)
Interest income attributable to: Loans receivable, net	$14,055	$(35,196)	$(1,784)	$(22,925)	$14,971	$(32,267)	$(1,843)	$(19,139)
Mortgage-backed securities	38,360	(19,866)	(12,245)	6,249	34,665	(6,002)	(5,451)	23,212
Short-term investments(1)	(42)	(140)	10	(172)	(727)	(1,444)	449	(1,722)
Investment securities and FHLB stock	5,743	(1,616)	(794)	3,333	5,090	(2,424)	(1,237)	1,429

Total interest-earning assets	58,116	(56,818)	(14,813)	(13,515)	53,999	(42,137)	(8,082)	3,780

Interest expense attributable to:
NOW/money market	2,415	(1,884)	(778)	(247)	2,267	(2,961)	(945)	(1,639)
Savings	1,304	(6,202)	(422)	(5,320)	13,323	(7,773)	(5,368)	182
Certificates of deposit	(516)	(16,567)	(3)	(17,086)	(7,490)	(31,076)	2,101	(36,465)
Trust preferred securities	2,071	(3,660)	(389)	(1,978)	1,497	(1,898)	(144)	(545)
Senior notes	—	(140)	12	(128)	—	—	—	—
FHLB advances and other borrowings	34,801	(19,839)	(8,526)	6,436	26,431	(12,947)	(4,639)	8,845

Total interest-bearing liabilities	40,075	(48,292)	(10,106)	(18,323)	36,028	(56,655)	(8,995)	(29,622)

Increase (decrease) in net interest income	$18,041	$(8,526)	$(4,707)	$4,808	$17,971	$14,518	$913	$33,402

(1)	Short term investments include FHLB overnight deposits, securities purchased under agreements to resell, federal funds sold, certificates of deposit, and tax certificates.

Net interest income before provision for loan losses was $115 million for the year ended September 30, 2003, a $4.8 million, or 4.3%, increase over $111 million for the same period in 2002. The total increase of $4.8 million is due to three factors: an increase of $18 million due to increases in volume of average interest-earning assets and interest-bearing liabilities, a decrease of $8.5 million due to changes in yields earned on interest-earning assets and rates paid on interest-bearing liabilities, and a decrease of $4.7 million related the changes in Rate/Volume (see the definition of changes in Rate/Volume provided in the Rate/Volume Analysis table).

Net interest margin decreased to 1.88% for fiscal year 2003 compared to 2.14% for 2002, largely due to the sustained high level of residential pre-payments, and competition in pricing deposits.

Interest Income Interest income decreased by $13.5 million, for the year ended September 30, 2003, compared to the same period in 2002. This net decrease is the result of increases of $58 million due to changes in volume, offset by decreases of $57 million and $15 million due to changes in rate and changes in rate/volume, respectively.

The volume related changes in interest income stem from the increase in average mortgage-backed securities, loans, and investment securities and FHLB stock, which increased interest income by $38 million, $14 million, and $5.7 million, respectively, for the year ended September 30, 2003 compared to 2002.

The rate related changes in interest income stem mostly from the decrease in yield on loans of 91 basis points from 6.57% for the year ended September 30, 2002 to 5.66% for the same period in 2003. This drop in yield on loans reduced interest income by $35 million for the year ended September 30, 2003 compared to the prior year. The decrease in yields includes the effect of the amortization of deferred loan fees which accelerated due to higher loan prepayments in the lower interest rate environment. Yields also dropped on mortgage-backed securities reducing interest income by $20 million for the year ended September 30, 2003 compared to the prior year.

Interest Expense    Interest expense decreased by $18 million for the year ended September 30, 2003, compared to the prior year. This net decrease is the result of increases of $40 million due to changes in volume, offset by decreases of $48 million and $10 million due to changes in rate and changes in rate/volume, respectively.

The majority of the volume related changes stem from the increase in average FHLB advances and other borrowings, trust preferred securities, and NOW/money market accounts, which increased interest expense by $35 million, $2.1 million, $2.4 million, respectively for the year ended September 30, 2003, compared to the prior year.

The rate related changes stem from the decrease in rates paid on all liabilities, from 4.37% for the year ended September 30, 2002 to 3.37% for 2003. The most significant improvement came from a drop in rates paid on FHLB advances and other borrowings, which changed from 4.87% for the year ended September 30, 2002 to 3.68% for 2003. This improvement of 119 basis points reduced the cost of funds by $20 million. The drop in rates paid on certificates of deposits of 94 basis points from 4.54% for the year ended September 30, 2002 to 3.60% for 2003 reduced the cost of funds by $17 million. Additional reductions in the cost of funds came from the drop in rates paid on savings accounts, trust preferred securities, and NOW and money market accounts, of 165 basis points, 48 basis points, respectively during year ended September 30, 2003 compared to 2002. The reduction in rates paid on trust preferred securities is the result of retiring $162 million of high interests trust preferred securities and replacing it with trust preferred securities at lower rates. The drop in rates paid on these interest-bearing liabilities reduced the cost of funds by $11.7 million in the aggregate for the year ended September 30, 2003 compared to 2002.

Provision for Loan Losses    BankUnited records provisions for loan losses as a charge to income in amounts necessary to adjust the allowance for loan losses as determined by management through its review of asset quality. The provision for loan losses of $5.4 million for fiscal 2003 represents a decrease compared to $9.2 million for 2002. Net charge-offs for fiscal 2003 were $3.4 million compared to $4.8 million for 2002. See Asset Quality for information on BankUnited’s allowance for loan losses.

Non-interest Income

BankUnited generates the majority of non-interest income from servicing loans, fees charged on deposits and other products, sales of loans and other assets, insurance and investment services, and increases in the cash surrender value of bank-owned life insurance.

The following table provides a comparison for each of the categories of non-interest income for the years September 30, 2003 and 2002.

	For the Years Ended September 30,
	2003	2002	Change
	(Dollars in thousands)
Non-interest income:
Loan servicing fees	$2,208	$1,412	$796	56.4%
Amortization and impairment of mortgage servicing rights	(6,800)	(4,130)	(2,670)	64.6%
Loan fees	4,825	3,752	1,073	28.6%
Deposit fees	4,059	3,348	711	21.2%
Other fees	1,424	1,003	421	42.0%
Net gain on sale of investments and mortgage-backed securities	4,604	1,557	3,047	195.7%
Net gain on sale of loans and other assets	9,968	3,850	6,118	158.9%
Insurance and investment services income	2,695	3,929	(1,234)	(31.4)%
Other	5,486	2,763	2,723	98.6%

Total non-interest income	$28,469	$17,484	$10,985	62.8%

BankUnited may adjust the rate of amortization of its mortgage servicing rights as the level of mortgage repayments change. In addition, BankUnited may make additional adjustments to the carrying value of its mortgage servicing rights, impairment charges, based upon semi-annually valuations received from independent third parties. As a result of the continued high level of mortgage prepayments during fiscal 2003, BankUnited amortized $6.8 million of servicing rights for the year compared to $4.1 million in fiscal 2002. The $4.1 million for 2002 includes an impairment charge of $800 thousand, none for 2003.

Fee income, including fees on loans and deposits, but excluding loan servicing fees, increased by $2.2 million for fiscal 2003, reaching $10.3 million, compared to $8.1 million for 2002. This increase is the result of our efforts to attract and expand primary banking relationships.

BankUnited realized a net gain of $4.6 million on the sale of investments and mortgage-backed securities during fiscal 2003. This included a gain of $5.8 million from the sale of mortgage-backed securities purchased in the open market and a gain of $1.5 million from the sale of other investment securities. Also included in this figure is a loss of $2.7 million from the sale of mortgage-backed securities generated from BankUnited’s loan securitization activities.

Associated with this loan securitization activity is a gain resulting from the recognition of mortgage servicing rights in the amount of $12.2 million and other losses on loan sales of $2.6 million. These amounts are reflected in the net gain on sale of loans and represent most of the $10 million net gain on the sale of loans and other assets.

Insurance and investment services income decreased by 31.4% due to the fact that BankUnited is no longer offering credit life insurance combined with a reduction in sales volume of annuity products. Other non-interest income of $5.5 million for fiscal 2003 includes an increase in the cash surrender value of life insurance of $3.5 million for fiscal 2003, compared to $2.7 million for 2002, and a life insurance death benefit payment of $1.1 million.

Non-Interest Expense

The following table provides a comparison for each of the categories of non-interest expense for the years ended September 30, 2003 and 2002.

	For the Years Ended September 30,
	2003	2002	Change
	(Dollars in thousands)
Non-interest expenses:
Employee compensation and benefits	$37,113	$30,501	$6,612	21.7%
Occupancy and equipment	12,606	11,166	1,440	12.9%
Telecommunications and data processing	5,206	4,427	779	17.6%
Professional fees-legal and accounting	4,610	5,342	(732)	(13.7)%
Advertising and promotion expense	4,290	5,767	(1,477)	(25.6)%
Loan servicing expense	1,327	2,963	(1,636)	(55.2)%
Insurance	1,166	1,089	77	7.1%
Other operating expenses	16,549	10,308	6,241	60.5%

Total non-interest expenses	$82,867	$71,563	$11,304	15.8%

The increases in the majority of categories included in non-interest expenses, including employee compensation, occupancy and equipment, insurance, and telecommunications and data processing, reflect the continuing investment in infastructure to enhance our distribution network and improve service capacity. The decrease in advertising and promotion expense reflects cost control measures and changes in strategies designed to increase return on those expenditures. Loan servicing expenses continue to decrease as BankUnited’s portfolio of loans serviced by others runs off. Other operating expenses for the fiscal year ended 2003 include a $5.5 million charge related to the elimination of long-term debt, compared to $299 thousand in 2002.

Provision for Income Taxes

The effective income tax rate was reduced from 36.0% in 2002 to 29.7% in 2003. The reduction in the effective tax rate resulted from ongoing tax planning strategies that increased federal tax-exempt income and reduced state income tax expense. See Item 1. Business -Income Taxes, and notes (1) Summary of Significant Accounting Policies - (n) Income Taxes, and (13) Income Taxes to the Notes to Consolidated Financial Statements.

Comparison of Operating Results for the Fiscal Years Ended September 30, 2002 and 2001

General

Net income reached $30 million for the year ended September 30, 2002, an increase of $11 million, or 59%, compared to $19 million for the year ended September 30, 2001. The net increase of $11 million for the year includes an increase in net interest income of $33 million before provision for loan loss, and an increase in non-interest income of $2.6 million. These increases in income were offset by an increase in the provision for loan loss of $2.1 million, an increase in non-interest expense of $17 million, and an increase in the provision for income taxes of $5.5 million.

Below is a more detailed discussion of each major category of income and expenses for the year ending September 30, 2002 compared to 2001. In conjunction with the following discussion of net interest income, please review the Yields Earned and Rates Paid and Rate/Volume Analysis tables.

Net Interest Income

Net interest income before provision for loan losses was $111 million for the year ended September 30, 2002, a $33 million, or 43%, increase over $77 million for 2001. The total increase of $33 million is due to three factors: an increase of $18 million due to increases in volume of average interest- earning assets and interest-bearing liabilities, an increase of $14 million due to changes in yields earned on interest-earning assets and rates paid on interest-bearing liabilities, and an increase of $1.3 million related the changes in Rate/Volume (see the definition of changes in Rate/Volume provided in the Rate/Volume Analysis table).

The average balance of interest-earning assets increased by $767 million for the year ended September 30, 2002, compared to the prior year. The average balance of interest-bearing liabilities increased by $728 million, for the year ended September 30, 2002, compared to the prior year. The increase in average interest-earning assets generated $53.7 million of additional interest income while the increase in average interest-bearing liabilities generated only $36 million of additional interest expense, resulting in an increase of $17.7 million of net interest income due to changes in volume. In addition, the ratio of average interest-earning assets over average interest-bearing liabilities for the year ended September 30, 2002 was 103.95%, an improvement from 103.71% for the prior year. This increase in this ratio contributed to the 38 basis point expansion in our net interest margin from 1.76% for the year ended September 30, 2001 to 2.14% for 2002.

Another factor which contributed to the improvement of our net interest margin was the increase in interest rate spread of 43 basis points from 1.55% for the year ended September 30, 2001 to 1.98% for the same period in 2002. This increase in interest rate spread resulted in an increase in net interest income of $14.4 million due to changes in rates.

Interest Income    Interest income increased by $3.8 million, or 1.2%, to $327.9 million for the year ended September 30, 2002, compared to $324.1 million for 2001. This net increase is the result of increases of $53.7 million due to changes in volume, offset by decreases of $42.2 million and $7.7 million due to changes in rate and changes in rate/volume, respectively.

The volume related changes in interest income stem from the increase in average mortgage-backed securities, loans, and long-term investments, which increased interest income by $34.7 million, $15.0 million, and $5.1 million, respectively for the year ended September 30, 2002 compared to 2001.

The rate related changes in interest income stem mostly from the decrease in yield on loans of 88 basis points from 7.45% for the year ended September 30, 2001 to 6.57% for 2002. This drop in yield on loans reduced interest income by $32.3 million for the year ended September 30, 2002 compared to the prior year. The decrease in yields includes the effect of the amortization of deferred loan fees which accelerated due to higher loan prepayments in the lower interest rate environment. Yields also dropped on mortgage-backed securities, long-term and short-term investments, reducing interest income by $6.0 million, $2.4 million and $1.5 million respectively, for the year ended September 30, 2002 compared to the prior year.

Interest Expense    Interest expense decreased by $29.6 million, or 12.0%, to $217.2 million for the year ended September 30, 2002, compared to $246.8 million for the prior year. This net decrease is the result of increases of $36.0 million due to changes in volume, offset by decreases of $56.7 million and $9.0 million due to changes in rate and changes in rate/volume, respectively.

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

The rate related changes stem from the decrease in rates paid on all liabilities, from 5.82% for the year ended September 30, 2001 to 4.37% for 2002. The most significant improvement came from a drop in rates paid on certificates of deposits, which changed from 6.19% for the year ended September 30, 2001 to 4.54% for 2002. This improvement of 165 basis points reduced the cost of funds by $31.1 million. The drop in rates paid on FHLB advances and other borrowings of 106 basis points from 5.93% for the year ended September 30, 2001 to 4.87% for 2002 reduced the cost of funds by $12.9 million. Additional reductions in the cost of funds came from the drop in rates paid on NOW/money market, savings accounts, and trust preferred securities of 99 basis points, 182 basis points, and 92 basis points, respectively during year ended September 30, 2002 compared to 2001. The drop in rates paid reduced the cost of funds for NOW/money market, savings accounts and trust preferred securities by $3.0 million, $7.8 million, and $1.9 million, respectively for the year ended September 30, 2002 compared to 2001.

Provision for Loan Losses    Factors giving rise to the increase in the provision of $2.1 million, for the year ended September 30, 2002 to $9.2 million include, an increase in the rate of loans charged-off, a general increase in loans as well as consideration of the impact of environmental factors including general economic and political conditions and economic trends and other conditions in specific geographical areas. See the table with information concerning non-performing assets in Asset Quality.

Non-interest Income

The following table provides a comparison for each of the categories of non-interest income for the years ended September 30, 2002 and 2001.

	For the Years Ended September 30,
	2002	2001	Change
	(Dollars in thousands)
Non-interest income:
Loan servicing fees	$1,412	$1,300	$112	8.6%
Amortization and impairment of mortgage servicing rights	(4,130)	(1,675)	(2,455)	146.6%
Loan fees	3,752	3,322	430	12.9%
Deposit fees	3,348	2,803	545	19.4%
Other fees	1,003	745	258	34.6%
Net gain on sale of investments and mortgage-backed securities	1,557	1,837	(280)	(15.2)%
Net gain on sale of loans and other assets	3,850	1,383	2,467	178.4%
Insurance and investment services income	3,929	3,169	760	24.0%
Other	2,763	2,045	718	35.1%

Total non-interest income	$17,484	$14,929	$2,555	17.1%

During the year ended September 30, 2002 BankUnited amortized $3.3 million and recorded an impairment charge of $800 thousand against mortgage servicing rights resulting primarily from an increase in prepayments. There was no impairment charge in 2001.

The increase in service fees on deposits of 19% is consistent with the increase in core deposits during the fiscal year, which reflects BankUnited’s aggressive marketing and service efforts, branch expansion, and the offering of competitive products and rates.

Insurance and investment services income increased by 24%, due mostly to an increase in income of $705 thousand generated from the sale of annuity products.

During the year ended September 30, 2002, there were net gains of $1.6 million on the sale of investment and mortgage-backed securities, compared to net gains of $1.8 million for 2001. The net gains of $1.6 million in

2002, stem from the gains on sale of equity investment securities of $1.3 million, gains on the sale of mortgage-backed securities originally purchased by BankUnited of $1.4 million, and losses of $1.2 million on the sale of mortgage-backed securities arising from the sale of securitized loans. The net gains of $1.8 million in 2001 is the net result of a gain of $724 thousand from the sale of mortgage-backed securities arising from the securitization of loans, and a gain of $1.1 million from the sale of mortgage-backed securities originally purchased by BankUnited.

During the years ended September 30, 2002 and 2001, BankUnited generated $3.9 million and $1.4 million, respectively, in net gains from the sale of loans and other assets primarily from loan sales.

The remaining items in other include the increase in cash surrender value of bank-owned life insurance of $2.7 million for fiscal 2002, and $708 thousand for 2001. Other non-interest income for fiscal 2001 also includes a gain of $1.3 million from the early extinguishment of debt.

Non-interest Expense

The following table provides a comparison for each of the categories of non-interest expenses for the years ended September 30, 2002 and 2001:

	For the Years Ended September 30,
	2002	2001	Change
	(Dollars in thousands)
Non-interest expenses:
Employee compensation and benefits	$30,501	$22,629	$7,872	34.8%
Occupancy and equipment	11,166	9,046	2,120	23.4%
Telecommunications and data processing	4,427	3,388	1,039	30.7%
Professional fees—legal and accounting	5,342	3,267	2,075	63.5%
Advertising and promotion expense	5,767	2,356	3,411	144.8%
Loan servicing expense	2,963	4,623	(1,660)	(35.9)%
Insurance	1,089	1,000	89	8.9%
Amortization of goodwill	—	1,554	(1,554)	100%
Other operating expenses	10,308	6,534	3,774	57.8%

Total non-interest expenses	$71,563	$54,397	$17,166	31.6%

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

Related Party Transactions

See note (15) Related Party Transactions to the Notes to Consolidated Financial Statements.

Selected Quarterly Financial Data

Set forth below is selected quarterly data for the fiscal years ended September 30, 2003 and 2002.

	2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except for per share data)
Net interest income	$27,608	$30,165	$28,358	$29,363
Provision for loan losses	1,300	1,250	1,375	1,500
Non-interest income	5,740	6,057	10,022	6,650
Non-interest expense	18,235	21,311	22,678	20,643

Income before taxes, extraordinary item and
Preferred stock dividends	13,813	13,661	14,327	13,870
Income taxes	5,027	4,055	4,700	2,769

Net income before preferred stock dividends	8,786	9,606	9,627	11,101
Preferred stock dividends	79	79	79	79

Net income applicable to common stock	$8,707	$9,527	$9,548	$11,022

Basic	$0.34	$0.37	$0.35	$0.37
Diluted	$0.32	$0.35	$0.33	$0.35

High bid quoted on Nasdaq	$17.46	$18.05	$20.35	$23.09
Low bid quoted on Nasdaq	$13.70	$14.75	$17.60	$19.20

	2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except for per share data)
Net interest income	$25,560	$28,435	$27,978	$28,713
Provision for loan losses	2,950	2,450	1,900	1,900
Non-interest income	4,513	4,412	4,287	4,272
Non-interest expense	16,475	18,317	18,095	18,676

Income before taxes, extraordinary item and
Preferred stock dividends	10,648	12,080	12,270	12,409
Income taxes	3,711	4,615	4,429	4,331

Net income before preferred stock dividends	6,937	7,465	7,841	8,078
Preferred stock dividends	50	51	77	79

Net income applicable to common stock	$6,887	$7,414	$7,764	$7,999

Basic	$0.27	$0.29	$0.31	$0.32
Diluted	$0.26	$0.28	$0.29	$0.30

High bid quoted on Nasdaq	$15.95	$15.90	$19.48	$19.35
Low bid quoted on Nasdaq	$12.74	$12.90	$14.46	$14.33

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk.

Interest Rate Sensitivity

As a financial intermediary BankUnited invests in various types of interest-earning assets (primarily loans, mortgage-backed securities, and investment securities) which are funded largely by interest-bearing liabilities (primarily deposits, FHLB advances, and trust preferred securities). None of these financial instruments are entered into for trading purposes. Such financial instruments have varying levels of sensitivity to changes in market interest rates that creates interest rate risk for the Bank. Accordingly, BankUnited’s net interest income, the most significant component of its net income, is impacted by changes in market interest rates and yield curves, particularly if there are differences, or gaps, in the repricing frequencies of its interest-earning assets and the interest-bearing liabilities which fund them. BankUnited monitors such interest rate gaps and seeks to manage its interest rate risk by adjusting the repricing frequencies of its interest-earning assets and interest-bearing liabilities. In addition to reviewing reports which summarize BankUnited’s various interest sensitivity gaps, management utilizes a simulation model which measures the financial impact certain interest rate scenarios are likely to have on the Bank. As discussed more fully below, a variety of factors influence the repricing characteristics and the market values of BankUnited’s interest-earning assets and interest-bearing liabilities, but many of these factors are difficult to quantify.

The matching of the repricing characteristics of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring an institution’s interest rate sensitivity gap. An asset or liability is said to be interest rate sensitive within a specific time period if it will contractually mature or reprice, or if by management assumption, it is likely to be impacted by prepayments, run-off, early withdrawal, or other such forces which can impact the timing and amount of a given financial instrument’s cash flows. An interest rate sensitivity gap is the difference between the amount of interest-earning assets anticipated to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated to mature or reprice within that same period. A gap is considered to be positive when the amount of interest rate sensitive assets maturing or repricing within a specific time frame exceeds the amount of interest rate sensitive liabilities maturing or repricing within that same time frame. Conversely, a gap is considered to be negative when, within a given period of time, the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period where the general level of interest rates is rising, a bank with a negative gap over that period is likely to experience a decline in net interest income; while a bank with a positive gap will typically experience an increase in net interest income.

Significant Assumptions Utilized in Managing Interest Rate Risk

Assessing and managing BankUnited’s exposure to interest rate risk involves significant assumptions concerning the exercise of options which are considered to be embedded in many of the financial instruments on BankUnited’s balance sheet, the expected movement and relationship of various interest rate indices, the impact of lag and cap risk, and the general availability of mortgages.

Embedded Options.    As of September 30, 2003, a substantial portion of BankUnited’s loans and mortgage-backed securities consist of mortgage loans that contain an embedded option allowing borrowers to repay all, or a portion of, their loan prior to maturity, frequently without penalty. The existence of this embedded prepayment option can adversely impact BankUnited’s financial performance. In general, fixed rate securities tend to exhibit an increase in market value when the level of interest rates falls, and they tend to exhibit a decrease in market value when the level of interest rates rises. Mortgage loans having embedded prepayment options, and the securities which contain them, tend to decrease in market value as interest rates rise. However increases in market value due to a decrease in interest rates are typically suppressed since in a lower rate environment borrowers are more likely to prepay, or refinance, their mortgage loans. Consequently, the adverse impact an investment in mortgage loans or mortgage securities may have on BankUnited’s market value of equity, should interest rates rise, may exceed the beneficial impact should interest rates fall by a like amount.

Additionally, in an increasing interest rate environment BankUnited’s funding costs may be expected to increase more quickly than would BankUnited’s earnings from its mortgage loan assets. This could result in a deterioration in BankUnited’s net interest margin. However, due to the asymmetry discussed previously, improvement in BankUnited’s net interest margin due to a general decrease in interest rates may be less than the deterioration in BankUnited’s net interest margin given a similar increase in the general level of interest rates.

A borrower’s propensity for prepayment is dependent upon a number of factors, some of which are: the loan’s current interest rate versus the rate at which the borrower would be able to refinance, the economic benefit expected to be obtained from refinancing, the borrower’s financial ability to refinance, the availability of mortgage loans in general, and numerous other economic and non-economic factors, some of which may vary by geographic region.

Savings and checking deposits generally may be withdrawn upon customer request without prior notice. However, on an overall basis, one customer’s withdrawal is likely to be offset by another customer’s deposit resulting in a dependable source of funds. Time deposits are generally subject to early withdrawal penalties, which results in the large majority of these deposits being maintained until maturity. Similarly, term FHLB advances have prepayment penalties, which discourage early repayment by the Bank.

BankUnited’s trust preferred securities may be redeemed at par plus accrued interest receivable after five years from the issuance date, except for securities issued by BankUnited Capital, which have a ten year call provision.

See note (8) Borrowings to the Notes to Consolidated Financial Statements for further discussion of the trust preferred securities.

BankUnited borrows from the FHLB in the form of advances to fund operations. These advances have a variety of terms, rates and repayment provisions. A significant portion of the Bank’s advances have been obtained through a convertible advances program that permits the FHLB to call an advance at its discretion on a specified “call” date which generally occurs every three months following an initial period ranging from three months to four years. Should the FHLB elect to exercise this option, the Bank can either convert the advance from a fixed rate basis to a floating rate basis or repay it in full. It is highly probable that the advances would be converted in a rising interest rate environment. Should the FHLB elect to exercise this option, BankUnited’s cost of funds may be affected adversely.

The Bank also has advances under the FHLB “knockout” advance program. In general, a knockout advance is structured as a fixed-rate advance that the FHLB may call at the end of any given three-month period after the non-conversion period, if the 3-month LIBOR rate equals or exceeds an agreed upon threshold rate. Should a particular advance be called by the FHLB, the Bank can either convert the advance from a fixed-rate basis to a floating rate basis or pay it in full.

During fiscal year 2000, BankUnited borrowed a total of $250 million in knockout advances, each with a 10-year term and a one year non-callable period. The initial rates on these advances range from 5.92% to 6.94% while the threshold rates range from 8.50% to 9.75%. BankUnited has chosen to borrow under the knockout advance program because, as long as these advances remain unconverted by the FHLB, the stability of BankUnited’s net interest margin will be enhanced. However, if the 3-month LIBOR rate were to rise to these threshold rates so as to allow the FHLB to call one or more of BankUnited’s knockout advances, the funding cost associated with the advance would become higher and more volatile, negatively impacting BankUnited’s net interest margin. These same knockout advances were outstanding at September 30, 2003.

Interest Rate Indices.    BankUnited’s ARM loans and mortgage-backed securities are primarily indexed to the One-Year Constant Maturity Treasury (“CMT”) or Monthly Treasury Average (“MTA”) indices. BankUnited’s commercial and consumer loans may be indexed to Prime or LIBOR. To the extent such loans and mortgage-backed securities are funded by deposits, FHLB advances, and other interest-bearing liabilities whose interest costs are influenced by indices not highly correlated with the above indices, an environment of changing interest rates may impact the various indices differently which may lead to significant changes in the value of, and the net earnings generated from, BankUnited’s financial instruments. Historical relationships between various indices may not necessarily be indicative of future relationships. BankUnited in the normal course of business uses liabilities which are correlated with these indices.

Lag Risk.    Lag risk results from timing differences between repricing of adjustable-rate assets and liabilities. The effect of this timing difference, or “lag”, would be favorable in a falling interest rate environment and negative during periods of rising interest rates. This lag risk can produce short-term volatility in the net interest margin during periods of interest rate movements even though over time the lag effect will balance out. As an illustration we have loans indexed to the MTA. The MTA Index is based on a 12 month moving average of the prior twelve months of treasury rates. In periods of rapidly moving interest rates loans tied to this index will not reprice to the current level of rates for 12 months while liabilities generally reprice to current market interest rates immediately.

Cap Risk.    In times of sharply rising interest rates, caps may serve to limit the increase in interest income generated from certain interest-earning assets. Conversely, in an environment of sharply falling interest rates, they may reduce the decline in BankUnited’s interest income. Over periods of time where the general level of interest rates has had time to fluctuate, the alternating positive and negative effects generated by such interest rate caps will be largely offsetting. Over shorter periods, however, and to the extent any caps are actually limiting the interest rate adjustment of any assets, they can increase the volatility of BankUnited’s net interest income, and to a lesser extent, its market value of equity.

BankUnited has mitigated its cap risk by originating loans that do not have caps and certain hybrid ARM loans that will adjust up to 500 basis points at the first adjustment period. This first adjustment period can range from 3 years to 7 years. BankUnited anticipates the majority of these hybrid ARM loans will prepay prior to the first adjustment.

Availability of Mortgage Loans.    The availability of mortgage loans meeting BankUnited’s criteria is dependent upon, among other things, the size and level of activity in the residential real estate lending market, which in turn depends on other factors including the level of interest rates, regional and national economic conditions and changes in residential real estate values. To the extent that BankUnited is unable to originate or acquire a sufficient volume of mortgage loans meeting its criteria, BankUnited’s operating results could be adversely affected.

In originating or acquiring mortgage loans, BankUnited competes with REITs, investment banking firms, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, competing lenders, FNMA, FHLMC, GNMA, and other entities which purchase mortgage loans, some of which have greater financial resources than BankUnited. Increased competition for the origination or acquisition of eligible mortgage loans or a diminution in the supply could result in BankUnited having to incur higher costs and accept lower yields. This, in turn, would reduce the amount by which BankUnited’s yield on earning assets would exceeds its cost of funding those assets.

The following table sets forth the re-pricing gap between interest-sensitive assets and interest-sensitive liabilities expected to mature or re-price within the same period of time. This gap analysis is a static view as of September 30, 2003. The analysis reflects assumptions made as to the prepayment of residential mortgage loans and mortgage-backed securities. Assumptions are also made as to the re-pricing period of deposits that have no stated maturity and are not contractually subject to re-pricing except as determined by BankUnited. Other interest-bearing assets and liabilities have been scheduled to re-price based on the earlier contractual re-pricing or final maturity date of the contract.

Assumptions as to the prepayment of mortgage-backed securities and residential mortgage loans are based upon expected prepayment speeds and an analysis of current market conditions. Money market, savings and NOW accounts are assumed to re-price based upon deposit decay estimates determined by BankUnited. Pricing of these deposits is determined by BankUnited based upon market conditions and other factors. The conditions and assumptions utilized in this analysis may not be appropriate at another point in time. Consequently, the interpretation of this information is subjective.

Gap Table.    The following table sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2003, expected to reprice or mature in each of the future time periods shown.

	At September 30, 2003 Interest Sensitivity Period
	6 Months or Less	6 Months- 1 Year	13 Months- 24 Months	25 Months- 36 Months	37 Months- 60 Months	Over 60 Months	Total
	(Dollars in thousands)
Interest-earning assets:
FHLB overnight deposits, federal funds sold and securities purchased under agreements to resell, investments securities, and FHLB stock	$376,397	$2,923	$61,947	$725	$27,846	$148,358	$618,196
Mortgage-backed securities	406,492	314,972	346,307	241,283	591,202	164,725	2,064,981
Loans:
Adjustable-rate mortgages	1,169,307	250,027	252,486	232,824	649,463	14,807	2,568,914
Fixed-rate mortgages	272,775	174,662	240,065	168,920	232,804	304,135	1,393,361
Commercial and consumer loans	233,705	6,730	7,808	4,263	3,777	7,826	264,109

Total loans	1,675,787	431,419	500,359	406,007	886,044	326,768	4,226,384

Total interest-earning assets	$2,458,676	$749,314	$908,613	$648,015	$1,505,092	$639,851	$6,909,561

Interest-bearing liabilities:
Customer deposits:
NOW and money market accounts(1)	$57,637	$57,645	$115,291	$115,291	$163,791	$68,605	$578,260
Savings accounts(1)	59,558	59,582	119,163	119,163	238,326	255,349	851,141
Certificates of deposit	842,571	403,131	344,868	57,749	158,282	104	1,806,705

Total customer deposits	959,766	520,358	579,322	292,203	560,399	324,058	3,236,106

Borrowings:
FHLB advances	984,942	205,000	250,000	151,349	150,000	719,000	2,460,291
Trust preferred securities and subordinated debentures	138,000	—	—	—	—	24,219	162,219
Other borrowings	667,297	—	—	—	—	50,000	717,297

Total borrowings	1,790,239	205,000	250,000	151,349	150,000	793,219	3,339,807

Total interest-bearing liabilities	$2,750,005	$725,358	$829,322	$443,552	$710,399	$1,117,277	$6,575,913

Derivative instruments affecting interest rate sensitivity	$62,000	—	—	—	$(45,000)	$23,000	$40,000

Total interest-earning assets less interest-bearing liabilities (“GAP”)	$(229,330)	$23,956	$79,291	$204,463	$749,693	$(454,426)	$373,641

Ratio of GAP to total assets	(3.2)%	0.3%	1.1%	2.9%	10.5%	(6.4)%	5.2%

Cumulative excess (deficiency) of interest-earning assets over interest-bearing liabilities	$(229,330)	$(205,374)	$(126,083)	$78,380	$828,068	$373,641

Cumulative excess (deficiency) of interest-earning assets over interest-bearing liabilities, as a percentage of total assets	(3.2)%	(2.9)%	(1.8)%	1.1%	11.6%	5.2%

(1)	Based on projected decay rates and/or repricing periods.

In addition to preparing and reviewing periodic gap reports which help identify repricing mismatches, BankUnited uses simulation models which estimate the impact on net interest income of various interest rate scenarios, balance sheet trends and strategies. These simulations incorporate assumptions about balance sheet dynamics, such as loan and deposit growth and pricing, changes in funding mix and asset and liability repricing and maturity characteristics based on BankUnited’s expectations for the next 12 months. Simulations are run under various interest rate scenarios to determine the impact on net income and capital. From these scenarios, interest rate risk is quantified and appropriate strategies are developed and implemented. The overall interest rate risk position and strategies are reviewed on an ongoing basis by senior management. Based on the information and assumptions in effect on September 30, 2003, management estimates the impact of a gradual and parallel 100 basis-point rise or fall in interest rates over the next 12 months to be between 0.22% and 3.00% of net interest income.

BankUnited recognizes that there are numerous assumptions and estimates associated with the simulations described above which may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the simulation model assumes that the composition of BankUnited’s interest sensitive assets and liabilities existing at the beginning of a period remains relatively constant over the period being measured and also assumes that the change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. In addition, prepayment estimates and other assumptions within the model are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision.

Accordingly, although the simulation model may provide an indication of BankUnited’s interest rate risk exposure at a particular point in time, such measurements are not intended to provide for a precise forecast of the effect of changes in market interest rates on BankUnited’s net interest income and may differ from actual results.

BankUnited’s operations are affected by many factors beyond its control such as the overall condition of the economy, monetary and fiscal policies of the federal government, and regulations specific to the banking industry. Revenues generated from lending activities are impacted by loan demand, which in turn impacts the interest rates at which such loans may be made, the supply of housing, the availability of funds to lend, and the cost of obtaining such funds.

Derivative and Hedging Activities.    BankUnited uses derivative instruments as part of its interest rate risk management activities to reduce risks associated with its borrowing activities. Derivatives used for interest rate risk management include various interest rate swaps and caps that relate to the pricing of specific on-balance sheet instruments and forecasted transactions. In connection with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), we recognize all derivatives as either assets or liabilities on the consolidated balance sheet and report them at fair value with realized and unrealized gains and losses included in either earnings or in other comprehensive income, depending on the purpose for which the derivative is held and whether the derivative qualifies for hedge accounting.

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

See note (17) Estimated Fair Value of Financial Instruments for the fair value of derivatives as of September 30, 2003.

Item 8.     Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of

BankUnited Financial Corporation

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of BankUnited Financial Corporation and its subsidiaries at September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Miami, Florida

October 31, 2003

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,
	2003	2002
	(Dollars in thousands, except per share amounts)
ASSETS:
Cash	$28,810	$48,609
Federal Home Loan Bank overnight deposits	195,365	419,946
Federal funds sold	2,723	3,735
Investments available for sale, at fair value	296,677	171,585
Mortgage-backed securities available for sale, at fair value	2,064,981	1,136,634
Mortgage loans held for sale (fair value of approximately $288,841 and $284,239 at September 30, 2003 and 2002, respectively)	286,796	278,759
Loans held in portfolio	3,925,077	3,703,209
Add: Unearned discounts, premiums and deferred fees, net	36,806	30,449
Less: Allowance for loan losses	(22,295)	(20,293)

Loans held in portfolio, net	3,939,588	3,713,365

FHLB stock and other earning assets	123,431	90,724
Office properties and equipment, net	20,278	17,744
Real estate owned	4,290	3,003
Accrued interest receivable	28,452	28,861
Mortgage servicing rights	12,930	6,746
Goodwill	28,353	28,353
Bank owned life insurance	84,155	53,180
Prepaid expenses and other assets	28,314	27,304

Total assets	$7,145,143	$6,028,548

LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
Deposits	$3,236,106	$2,976,171
Securities sold under agreements to repurchase	517,297	355,042
Advances from Federal Home Loan Bank	2,460,291	1,806,089
Senior notes	200,000	200,000
Trust preferred securities and subordinated debentures	162,219	253,761
Interest payable	14,331	13,938
Advance payments by borrowers for taxes and insurance	47,081	40,593
Accrued expenses and other liabilities	60,445	37,805

Total liabilities	6,697,770	5,683,399

Commitments and Contingencies (See notes (9) and (14))

Stockholders’ Equity:
Preferred stock, $0.01 par value	7	6
Authorized shares—10,000,000, Issued shares—739,007 and 574,007 Outstanding shares—712,287 and 547,287 Treasury shares—26,720	(528)	(528)
Class A common stock, $0.01 par value	295	250
Authorized shares—60,000,000 Issued shares—29,476,616 and 25,008,515 Outstanding shares—29,139,124 and 24,675,515 Treasury shares—337,492 and 333,000	(2,891)	(2,794)
Class B common stock, $0.01 par value	6	5
Authorized shares—3,000,000 Issued shares—580,262 and 536,562 Outstanding shares—536,562 Treasury shares—43,700 and none	(485)	—
Additional paid-in capital	328,017	253,511
Retained earnings	116,370	77,566
Deferred compensation	794	528
Accumulated other comprehensive income	5,788	16,605

Total stockholders’ equity	447,373	345,149

Total liabilities and stockholders’ equity	$7,145,143	$6,028,548

See accompanying notes to consolidated financial statements

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended September 30,
	2003	2002	2001
	(Dollars and shares in thousands, except earnings per share)
Interest income:
Interest and fees on loans	$231,110	$254,035	$273,174
Interest on mortgage-backed securities	67,934	61,685	38,473
Interest on short-term investments	445	617	1,699
Interest and dividends on long-term investments, and FHLB and other earning assets	14,853	11,520	10,731

Total interest income	314,342	327,857	324,077

Interest expense:
Interest on deposits	82,559	105,212	143,134
Interest on borrowings	98,883	92,575	83,730
Preferred dividends of trust preferred securities and subordinated debentures	17,406	19,384	19,929

Total interest expense	198,848	217,171	246,793

Net interest income before provision for loan losses	115,494	110,686	77,284
Provision for loan losses	5,425	9,200	7,100

Net interest income after provision for loan losses	110,069	101,486	70,184

Non-interest income:
Loan servicing fees, net of amortization	(4,592)	(2,718)	(375)
Loan fees	4,825	3,752	3,322
Deposit fees	4,059	3,348	2,803
Other fees	1,424	1,003	745
Net gain on sale of investments and mortgage-backed securities	4,604	1,557	1,837
Net gain on sale of loans and other assets	9,968	3,850	1,383
Insurance and investment services income	2,695	3,929	3,169
Other	5,486	2,763	2,045

Total non-interest income	28,469	17,484	14,929

Non-interest expenses:
Employee compensation and benefits	37,113	30,501	22,629
Occupancy and equipment	12,606	11,166	9,046
Telecommunications and data processing	5,206	4,427	3,388
Professional fees-legal and accounting	4,610	5,342	3,267
Advertising and promotion expense	4,290	5,767	2,356
Loan servicing expense	1,327	2,963	4,623
Insurance	1,166	1,089	1,000
Amortization of goodwill	—	—	1,554
Other operating expenses	16,549	10,308	6,534

Total non-interest expenses	82,867	71,563	54,397

Income before income taxes	55,671	47,407	30,716
Provision for income taxes	16,551	17,086	11,620

Net income	$39,120	$30,321	$19,096

Earnings Per Share:
Basic	$1.45	$1.20	$0.91
Diluted	$1.36	$1.12	$0.87
Weighted average number of common shares outstanding:
Basic	26,803	25,142	20,228
Diluted	28,865	27,073	21,354

See accompanying notes to consolidated financial statements

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended September 30, 2003, 2002 and 2001

	Preferred Stock Outstanding		Class A Common Stock Outstanding		Class B Common Stock Outstanding		Paid-in Capital	Retained Earnings	Common Treasury Stock	Preferred Treasury Stock	Deferred Compensation	Accumulated Other Comprehensive Income (Loss) Net of Tax	Total Stockholders Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars in thousands)
Balance at September 30, 2000	991,938	$10	17,760,575	$180	446,262	$5	$181,692	$29,055	$(2,801)	$—	$—	$(5,554)	$202,587

Comprehensive income:
Net income for the year ended September 30, 2001	—	—	—	—	—	—	—	19,096	—	—	—	—	19,096
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	—	—	—	11,246	11,246

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	30,342
Payment of preferred stock dividends	—	—	—	—	—	—	—	(649)	—	—	—	—	(649)
Stock offering	—	—	6,555,000	66	—		73,568	—	—	—	—	—	73,634
Purchase of stock	(696,117)	(7)	—	—	—	—	(6,961)	—	7	—	—	—	(6,961)
Stock options and restricted stock.	60,000	1	222,644	3	59,407	—	1,489	—	—	—	—	—	1,493

Balance at September 30, 2001	355,821	4	24,538,219	249	505,669	5	249,788	47,502	(2,794)	0	0	5,692	300,446

Comprehensive income:
Net income for the year ended September 30, 2002	—	—	—	—	—	—	—	30,321	—	—	—	—	30,321
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	—	—	—	10,913	10,913

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—		41,234
Payment of preferred stock dividends	—	—	—	—	—	—	—	(257)	—	—	—	—	(257)
Purchase of stock	(26,720)	—	—	—	—	—	—	—	—	(528)	—	—	(528)
Deferral of compensation	—	—	—	—	—	—	—	—	—	—	528	—	528
Stock options and restricted stock.	218,186	2	137,296	1	30,893	—	3,723	—	—	—	—	—	3,726

Balance at September 30, 2002	547,287	6	24,675,515	250	536,562	5	253,511	77,566	(2,794)	(528)	528	16,605	345,149

Comprehensive income:
Net income for the year ended September 30, 2003	—	—	—	—	—	—	—	39,120	—	—	—	—	39,120
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	—	—	(10,817)	(10,817)

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	28,303
Payment of preferred stock dividends	—	—	—	—	—	—	—	(316)	—	—	—	—	(316)
Stock offering	—	—	3,936,500	39	—	—	67,728	—	—	—	—	—	67,767
Purchase of stock	—	—	(4,492)	—	(43,700)	—	—	—	(582)	—	—	—	(582)
Deferral of compensation	—	—	—	—	—	—	—	—	—	—	266	—	266
Stock options and restricted stock.	165,000	1	531,601	6	43,700	1	6,778	—	—	—	—	—	6,786

Balance at September 30, 2003	712,287	$7	29,139,124	$295	536,562	$6	$328,017	$116,370	$(3,376)	$(528)	$794	$5,788	$447,373

See accompanying notes to consolidated financial statements

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

For the Years Ended September 30, 2003, 2002 and 2001

The following table presents additional information concerning BankUnited’s other comprehensive income (loss):

	For the Years Ended September 30,
	2003	2002	2001
	(Dollars in thousands)
Net income	$39,120	$30,321	$19,096
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains arising during the period, on securities net of tax (benefit) expense of $(7,925), $5,242, and $6,995 for 2003, 2002 and 2001, respectively	(14,718)	9,008	11,280
Unrealized gains on securities transferred from held to maturity to available for sale, net of tax of $1,355 for 2002	—	2,165	—
Unrealized losses on cash flow hedges, net of tax benefit of $206 and $271 for 2003 and 2002.	(383)	(433)	—
Less reclassification adjustment for:
Amortization of unrealized losses on transferred securities, net of tax expense of $515 and $86 for 2002 and 2001, respectively	—	(823)	(138)
Realized gains on securities sold included in net income, net of tax expense of $2,307, $1,124 and $64 for 2003, 2002 and 2001, respectively	4,284	996	104

Total other comprehensive (loss) income, net of tax	(10,817)	10,913	11,246

Total comprehensive income	$28,303	$41,234	$30,342

See accompanying notes to consolidated financial statements.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,
	2003	2002	2001
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$39,120	$30,321	$19,096
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	5,425	9,200	7,100
Depreciation and amortization	3,628	3,474	3,080
Adjustments to the carrying value of real estate owned	491	1,422	396
Amortization of fees, discounts and premiums, net	31,132	15,839	5,820
Amortization of mortgage servicing rights	6,800	4,130	1,675
Amortization of goodwill	—	—	1,554
Amortization of restricted stock and other awards	723	490	316
Amortization of unrealized losses on transferred mortgage-backed securities	—	1,338	224
Amortization of issuance cost of senior notes	403	532	533
Increase in bank owned life insurance cash surrender value	(3,475)	(2,664)	(516)
Net gain on sale of investments and mortgage-backed securities	(4,604)	(1,557)	(1,837)
Net gain on sale of loans held for sale, and other assets	(9,968)	(3,850)	(1,383)
Net gain on sale of real estate owned	(505)	(593)	(332)
Loss (gain) on extinguishment of debt	5,501	299	(1,337)
Loans originated for sale, net of repayments	(818,911)	(344,684)	(17,982)
Proceeds from sale of loans held for sale	69,408	63,890	18,851
Decrease (increase) in accrued interest receivable	409	1,296	(3,509)
Increase (decrease) in interest payable on deposits and FHLB advances	393	(327)	2,224
Increase in accrued taxes	(233)	(2,406)	(1,868)
(Decrease) increase in other liabilities	(5,286)	6,924	(7,672)
Increase in advances from borrowers for taxes and insurance	6,488	8,594	6,348
Decrease (increase) in prepaid expenses and other assets	31,952	(3,193)	5,674
Other, net	(12,984)	(5,039)	(1,285)

Net cash (used in) provided by operating activities	(654,092)	(216,564)	35,170

Cash flows from investing activities:
Net increase in loans held in portfolio	(252,060)	(317,995)	(294,911)
Purchase of investment securities held to maturity	—	—	(66,227)
Purchase of investment securities available for sale	(213,404)	(55,147)	(49,263)
Purchase of mortgage-backed securities held to maturity	—	—	(50,320)
Purchase of mortgage-backed securities available for sale	(2,403,845)	(765,992)	(658,406)
Purchase of FHLB stock and other earning assets	(128,324)	(87,749)	(84,949)
Purchase of office properties and equipment	(6,721)	(5,410)	(3,072)
Purchase of bank owned life insurance	(27,500)	(30,000)	(20,000)
Proceeds from repayments of investment securities held to maturity	—	—	5,000
Proceeds from repayments of investment securities available for sale	50,557	15,105	350
Proceeds from repayments of mortgage-backed securities held to maturity	—	87,390	78,374
Proceeds from repayments of mortgage-backed securities available for sale	1,188,246	390,947	65,116
Proceeds from repayments of other earning assets	95,617	72,650	72,000
Proceeds from sale of investment securities available for sale	41,051	7,230	—
Proceeds from sale of mortgage-backed securities held to maturity	—	50,940	21
Proceeds from sale of mortgage-backed securities available for sale	1,003,011	283,352	282,960
Proceeds from sale of real estate owned	6,049	7,610	2,994
Proceeds from sale of office properties and equipment	496	32	81
Net decrease in tax certificates	—	876	4,823

Net cash used in investing activities	(646,827)	(346,161)	(715,429)

(Continued on next page)

See accompanying notes to consolidated financial statements.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS —(Continued)

	For the Years Ended September 30,
	2003	2002	2001
	(Dollars in thousands)
Cash flows from financing activities:
Net increase in deposits	259,935	323,026	43,607
Net increase in Federal Home Loan Bank advances	654,202	296,368	258,295
Net increase in other borrowings	162,255	71,926	273,911
Guarantee fees for senior notes	(113)	(164)	(263)
Retirement of trust preferred securities	(159,580)	(21,769)	(7,060)
Net proceeds from issuance of trust preferred securities	65,630	67,896	—
Net proceeds from issuance of stock	73,514	3,764	74,811
Purchase of BankUnited’s Class A Common Stock	—	—	—
Purchase of BankUnited’s Series B Preferred Stock	—	(528)	—
Redemption of Preferred Stock	—	—	(6,961)
Dividends paid on preferred stock	(316)	(257)	(649)

Net cash provided by financing activities	1,055,527	740,262	635,691

(Decrease) increase in cash and cash equivalents	(245,392)	177,537	(44,568)
Cash and cash equivalents at beginning of period	472,290	294,753	339,321

Cash and cash equivalents at end of period	$226,898	$472,290	$294,753

Supplemental disclosure of cash flow activity:
Interest paid on deposits and borrowings	$198,455	$217,498	$244,569
Income taxes paid	—	$18,241	$11,395
Supplemental schedule of non-cash investing and financing activities:
Securitization of loans receivable and mortgage loans held for sale	$750,458	$328,964	$200,901
Transfers from loans to real estate owned	$7,322	$9,610	$2,604
Transfer of investment securities from held to maturity to available for sale	—	$66,476	—
Transfer of mortgage-backed securities from held to maturity to available for sale	—	$57,253	—

See accompanying notes to consolidated financial statements.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

(1)    Summary of Significant Accounting Policies

The accounting and reporting policies of BankUnited Financial Corporation (“BankUnited”) and subsidiaries conform to accounting principles generally accepted in the United States of America and to general practices within the savings and loan industry. Presented below is a description of BankUnited’s principal accounting policies.

(a)    Basis of Presentation and Principles of Consolidation

With the exception of two of BankUnited’s trust subsidiaries, (see FASB Interpretation No. 46 in (s) Impact of New Accounting Pronouncements of this note,) the consolidated financial statements include the accounts of BankUnited and its subsidiaries, including BankUnited, FSB (the “Bank”). The Bank provides a full range of banking services to individual and corporate customers through its branches in south Florida. The Bank is subject to the regulations of certain federal agencies and undergoes periodic examinations by the Office of Thrift Supervision. All significant inter-company transactions and balances have been eliminated.

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

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of mortgage servicing rights.

(b)    Cash and Cash Equivalents

For the purpose of reporting cash flows, cash and cash equivalents include cash, Federal Home Loan Bank overnight deposits, federal funds sold and securities purchased under agreement to resell with original maturities of three months or less. The collateral held by the Bank for securities purchased under agreements to resell consists of the securities underlying those agreements. At September 30, 2003, BankUnited had $650 thousand in restricted cash reserves on deposit maintained by the Federal Home Loan Bank of Atlanta, (“FHLB”) in compliance with Federal Reserve regulations.

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

(d)    Loans

Loans held in the portfolio are considered long-term investments and, accordingly, are carried at historical cost. Loans held for sale are recorded at the lower of cost or market, determined in the aggregate. Deferred loan origination fees and costs are included in the carrying value of loans.

(e)    Allowance for Loan Losses

BankUnited’s allowance for loan losses is established and maintained at a level management deems prudent and adequate to cover probable losses on loans based upon a periodic evaluation of current information of the

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2003

risks inherent in its loan portfolio. When evaluating loan loss allowances, management reviews performing and non-performing loans separately. There are several elements that management evaluates to estimate the loan loss allowance for BankUnited’s loan portfolio. The elements evaluated, and how they are applied to each portion of the portfolio, are as follows:

•	An allowance for loan losses present in the performing portion of the loan portfolio. This allowance is established based on historical loan loss analysis supplemented by peer loss analysis.

•	An allowance for estimated losses on various pools of non-performing loans is made. This element is evaluated for each of the portfolio components based on the internal loan grading sytem. Historical loan losses, current trends in delinquencies and charge-offs, peer group analysis, and other relevant factors are considered in order to determine the adequacy of the allowance for loan losses.

•	An allowance for losses based upon specific evaluations of impaired loans in accordance with SFAS No. 114 is made. These loans are loans, other than consumer and residential loans, for which collection in full according to the contractual terms is doubtful and which are classified as such in the Bank’s internal loan grading system. Impaired loans are evaluated individually based on an examination of the current financial information of the borrower and an estimate of the value of the collateral, if any. If the carrying value of any of these loans is greater than the estimated net realizable value of the property or of the collateral securing these loans, a reserve is established for the difference.

•	An additional risk management allowance is made based on factors such as general economic and political conditions, concentrations of credit, economic trends and other conditions in specific geographical markets. This element also considers the uncertainty as to the applicability of historical loss factors as we expand into new markets for commercial and commercial real estate lending with different risk characteristics. A portion of this allowance has been assigned to specific categories of loans. An unallocated portion represents management’s assessment of loss and uncertainties associated with the loan portfolio as a whole.

Loss allowances are established for performing loans and pools of non-performing loans in accordance with Statement of Financial Accounting Standards, (“SFAS”) No. 5, “Accounting for Contingencies.” The identification of impaired loans is conducted in conjunction with the review of the adequacy of the allowance for loan losses. Loss allowances are established for specifically identified impaired loans based on the fair value of the underlying collateral in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.”

Losses are included in the allowance for loan losses through a charge to the provision for loan losses. The allowance for loan losses is adjusted by additions for loan recoveries, with actual losses charged as reductions to the allowance.

(f)    Deferred Fees, net

Loan origination fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income using the interest method over the contractual life of the loans, adjusted for estimated prepayments based on BankUnited’s historical prepayment experience. Commitment fees and costs relating to commitments are recognized over the commitment period. If the commitment is subsequently exercised during the commitment period, the remaining unamortized commitment fee at the time of exercise is recognized over the life of the loan as an adjustment of yield.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2003

(g)    Other Earning Assets

Other earning assets includes Federal Home Loan Bank of Atlanta (FHLB) stock and an equity investment under the Community Reinvestment Act. The fair value is estimated to be the carrying value, which is par.

(h)    Office Properties and Equipment, net

Office properties and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is calculated based on the straight line method using the estimated service lives of the assets for furniture, fixtures and equipment (seven to ten years), and computer equipment and software (three to five years), or with leasehold improvements, the term of the lease or the useful life of the improvement, whichever is shorter. Repair and maintenance costs are charged to operations as incurred, and improvements are capitalized.

(i)    Accrued Interest Receivable

Recognition of interest on the accrual method is discontinued when interest or principal payments on loans are greater than 90 days in arrears. At the time a loan is placed on non-accrual status, previously accrued and uncollected interest is reversed against interest income in the current period. Loans are returned to accrual status when they become less than 90 days delinquent.

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

(k)    Mortgage Servicing Rights

In connection with the securitization and sale of loans, BankUnited generally retains the rights to service such loans for investors. Gains or losses related to servicing assets resulting from the securitization and sale of loans depends on the carrying amount of the financial assets involved in the sale, allocated between the assets sold and the retained interests based on their relative fair value at the date of sale. BankUnited receives fees for servicing mortgage loans which are generally expressed as a percent of the unpaid principal balance, and collected from the borrowers’ payments. Late fees charged and other ancillary fees, net of amortization of servicing assets, are also included in servicing income.

Mortgage servicing assets are amortized in proportion to and over the period of estimated net servicing income. Estimated net servicing income is determined using the estimated future balance of the underlying mortgage loan portfolio which, absent new purchases, declines over time from prepayments and cash flows. BankUnited evaluates the mortgage servicing assets for impairment based on the fair value of the servicing assets by strata. BankUnited stratifies the servicing assets by product and interest rates. Management obtains from an independent third party, on a semi-annual basis, a valuation of the mortgage servicing rights. Management

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2003

reviews the assumptions in calculating the fair value, which is then compared to BankUnited’s carrying value. If necessary, mortgage servicing rights are adjusted to the lower of cost or fair value.

Servicing agreements relating to the mortgage-backed security programs of the Federal National Mortgage Association, (“FNMA”), and the Federal Home Loan Mortgage Corporation, (“FHLMC”) require the servicer to advance funds to make scheduled payments of interest, taxes and insurance, and in some instances principal, even if such payments have not been received from the borrowers. However, BankUnited recovers substantially all of the advanced funds upon cure of default by the borrower, or through foreclosure proceedings and claims against agencies or companies that have insured or guaranteed the loans. Certain servicing agreements for loans sold directly to other investors require BankUnited to remit funds to the loan purchaser only upon receipt of payments from the borrower and, accordingly, the investor bears the risk of loss.

(l)    Goodwill

Goodwill represents the excess of purchase price over the fair value of net assets acquired by BankUnited. On October 1, 2001, BankUnited adopted SFAS No. 142, “Goodwill and Other Intangible Assets” for the accounting for goodwill and other intangible assets. The provisions of SFAS No. 142 no longer allow the amortization of goodwill and requires that impairment of goodwill be tested annually. BankUnited measures goodwill impairment for the company as a whole by comparing the fair value of its net assets to the carrying value. Market capitalization, which is an indication of the value the market places on a company, is the basis for the fair value of net assets. See (s) Impact of New Accounting Pronouncements.

(m)    Bank Owned Life Insurance

Bank owned life insurance is carried at an amount that could be realized under the insurance contract as of the date of the consolidated statement of financial condition. The change in contract value is recorded as an adjustment to the premiums paid in determining the expense or income to be recognized under the contract.

(n)    Income Taxes

BankUnited and its subsidiaries, other than BU.REIT, Inc., file a consolidated federal income tax return. BankUnited and its subsidiaries will file separate tax returns for each state jurisdiction effected in 2003. Deferred income taxes have been provided for elements of income and expense which are recognized for financial reporting purposes in periods different than those for which such items are recognized for income tax purposes. BankUnited accounts for income taxes utilizing the liability method, which applies the enacted statutory rates in effect at the statement of financial condition date to differences between the book and tax bases of assets and liabilities. The resulting deferred tax liabilities and assets are adjusted to reflect changes in tax laws.

(o)    Earnings per Share

Basic earnings per common share is computed on the weighted average number of common shares outstanding during the year. Diluted earnings per common share, assume the maximum dilutive effect of the average number of shares from stock options and the conversion equivalents of preferred stocks.

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

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2003

Restricted stock is issued to employees and directors from time to time. Restricted stock is recorded on the books of BankUnited based on the market price of the stock on the date of issuance. Equity is credited with the par value of the stock and paid in capital is credited with the balance of the market value at the date of issuance. Also at the date of issuance, the value of the stock is recorded in paid-in-capital as contra equity. Non- performance based restricted stock vests ratably over the period assigned by the Compensation Committee and is amortized out of contra equity with a charge to compensation expense and a credit to the contra equity paid-in-capital account. Performance-based restricted stock is subject to performance goals and is also recorded as compensation expense with a credit to the contra equity paid-in-capital account ratably when the performance criteria are met and vesting begins.

(q)    Segment Reporting

Public companies are required to report certain financial information about significant revenue-producing segments of the business for which such information is available and utilized by the chief operating decision maker. Specific information to be reported for individual operating segments includes a measure of profit and loss, certain revenue and expense items, and total assets. As a community-oriented financial institution, substantially all of BankUnited’s operations involve the delivery of loan and deposit products to customers. Management makes operation decisions and assesses performance based on an ongoing review of these community-banking operations, which constitute BankUnited’s only operating segment for financial reporting purposes.

(r)    Derivative Instruments Held for Purposes Other Than Trading

BankUnited enters into derivative contracts as a means of reducing its interest rate exposures. No derivatives are held for trading purposes. At inception these contracts, i.e., hedging instruments, are evaluated in order to determine if they qualify for hedge accounting. The hedging instrument must be highly effective in achieving offsetting changes in the hedge instrument and hedged item attributable to the risk being hedged. Any ineffectiveness which arises during the hedging relationship is recognized in noninterest expense in the period in which it arises. All derivatives are valued at fair value and included in other assets or other liabilities. For fair value hedges, the changes in the fair value of the hedged item and changes in fair value of the derivative are recognized in noninterest income. For cash flow hedges, the unrealized changes in fair value to the extent effective are recognized in other comprehensive income. The fair value of cash flow hedges related to forecasted transactions is recognized in noninterest expense in the period when the forecasted transaction occurs.

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

(s)    Impact of New Accounting Pronouncements

    SFAS No. 142

In June 2001, the Financial Accounting Standards Board, (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2003

Except for goodwill and intangible assets acquired after June 30, 2001, which were immediately subject to its provisions, SFAS No. 142 was effective starting with fiscal years beginning after December 15, 2001. Early adoption was permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. The provisions of SFAS No. 142 no longer allow the amortization of goodwill, and certain intangible assets that have indefinite useful lives, and requires that impairment of goodwill and intangible assets be tested annually.

BankUnited adopted SFAS No. 142 effective October 1, 2001. Upon initial application of SFAS No. 142, BankUnited did not incur impairment losses for goodwill resulting from a transitional impairment test. The elimination of goodwill amortization has positively impacted pretax net income by approximately $1.5 million in fiscal year 2002. The following table provides pro-forma information on net income and earnings per share had amortization of goodwill not been expensed in the year ended September 30, 2001:

	For the Years Ended September 30,
	2003	2002	2001
	(Dollars in thousands)
Net income	$39,120	$30,321	$19,096
Add back: Goodwill amortization	—	—	1,554
Less: Preferred stock dividends	316	257	649

Pro-forma net income available to common stockholders	$38,804	$30,064	$20,001

Basic earnings per share:
Net income as reported	$1.45	$1.20	$0.91
Goodwill amortization	—	—	0.08

Pro-forma	$1.45	$1.20	$0.99

Diluted earnings per share:
Net income as reported	$1.36	$1.12	$0.87
Goodwill amortization	—	—	0.07

Pro-forma	$1.36	$1.12	$0.94

Earnings per share for fiscal 2003 include the effect of 3,936,500 shares of Class A Common Stock issued in May 2003 in a secondary public offering.

SFAS No. 145

In May of 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002”. Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. This was an exception to Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB No. 30”), which defines extraordinary items as events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence.

SFAS No. 145 eliminates Statement No. 4 and, thus, the exception to applying APB No. 30 to all gains and losses related to extinguishments of debt (other than extinguishment of debt to satisfy sinking-fund

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2003

requirements). As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. Applying APB No. 30 distinguishes transactions that are part of an entity’s recurring operations from those that are unusual or infrequent in nature or that meet the criteria for classification as an extraordinary item. The provisions of SFAS No. 145 related to the rescission of Statement No. 4 must be applied for fiscal years beginning after May 15, 2002. BankUnited adopted the provisions of SFAS No. 145 related to the rescission of Statement No. 4 beginning October 1, 2002, which resulted in a reclassification of extraordinary item related to early extinguishment of debt, to non-interest income in the consolidated statement of operations for prior periods.

SFAS No. 148

In December of 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation —Transition and Disclosure.” Under SFAS No. 148, alternative methods of transition are provided for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS 123, “Accounting for Stock Based Compensation” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

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

Had compensation cost for BankUnited’s stock-based compensation plans been determined based on the fair value at the grant dates for stock option awards consistent with the methodology prescribed by SFAS No. 123, BankUnited’s net income and earnings per share for fiscal 2003, 2002 and 2001, using the Black Scholes option pricing model, would have been reduced to the pro forma amounts indicated below:

	For the Years Ended September 30,
	2003	2002	2001
	(Dollars in thousands, except per share data)
Net income, as reported	$39,120	$30,321	$19,096
Add: Total stock-based employee and director compensation expense included in net income, net of related tax effects	20	—	—
Deduct: Total stock-based employee and director compensation expense determined under the fair value based method for all awards, net of related tax effects(1)	1,788	1,416	857

Pro forma net income	$37,352	$28,905	$18,239

Earnings per share:
Basic — as reported	$1.45	$1.20	$0.91
Basic — pro forma	$1.38	$1.14	$0.87
Diluted — as reported	$1.36	$1.12	$0.87
Diluted — pro forma	$1.29	$1.07	$0.83

(1)	BankUnited recognizes the tax effect of option exercises in additional paid in capital.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2003

The pro forma results of operations reported above are not likely to be representative of the effects on reported income of future years due to vesting arrangements and additional option grants. The fair value of each option has been estimated on the date of the grant using the Black Scholes option pricing model, with the following historical weighted average assumptions applied to grants in fiscal 2003, 2002 and 2001:

	For the Years Ended September 30,
	2003	2002	2001
Dividend yields	—	—	—
Expected volatility	38.0%	38.0%	38.0%
Risk-free interest rates	3.55%	4.37%	5.62%
Expected life (in years)	5.5	7.0	7.0

SFAS No. 149

In April of 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 clarifies certain issues and amends definitions contained in SFAS 133 to ensure that contracts with comparable characteristics are accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003, except for hedging transactions designated after June 30, 2003, in which case it is effective in accordance with the respective effective dates outlined in SFAS No. 133. Although applicable to BankUnited, SFAS No. 149 has not had a significant impact on its consolidated financial condition or results of operations.

SFAS No. 150

In May of 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity. Although applicable to BankUnited, SFAS No. 150 has not had a significant impact on its consolidated financial condition or results of operations.

FASB Interpretation No. 45

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (“FIN 45”) an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. This interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” which is being superseded. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Although applicable to BankUnited, FIN 45 has not had a significant impact on its consolidated financial condition or results of operations.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2003

        FASB Interpretation No. 46

In January of 2003, FASB issued FASB Interpretation No. 46 (“FIN 46”), an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 establishes the criteria used to identify variable interest entities and to determine whether or not to consolidate a variable interest entity. This interpretation is effective immediately for variable interest entities created after January 31, 2003 and in the first fiscal year or interim period beginning after December 15, 2003, for variable interest entities in which a variable interest was acquired prior to February 1, 2003. Under the criteria established by FIN 46, BankUnited has not consolidated two of its wholly-owned trust subsidiaries created after January 31, 2003. The result was to recognize investments in its these trust subsidiaries in other assets and to report the amount of subordinated debentures issued by BankUnited Financial Corporation to its trust subsidiaries in the liability section of BankUnited’s Consolidated Statement of Financial Condition. Prior to FIN 46, BankUnited eliminated the investments in all of its trust subsidiaries and reported trust preferred securities in the liability section of BankUnited’s Consolidated Statement of Financial Condition. FIN 46 has not had a significant impact on BankUnited’s consolidated financial condition or results of operations.

(t)    Financial Statement Reclassifications

Certain prior period amounts have been reclassified to conform to the September 30, 2003 consolidated financial statements.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2003

(2)    Earnings per Share

Earnings per share is calculated as follows:

	For the Years Ended September 30,
	2003	2002	2001
	(In thousands, except per share amounts)
Basic earnings per share:
Numerator:
Net income	$39,120	$30,321	$19,096
Preferred stock dividends	316	257	649

Net income available to common stockholders	$38,804	$30,064	$18,447

Denominator:
Weighted average common shares outstanding	26,803	25,142	20,228

Basic earnings per share	$1.45	$1.20	$0.91

Diluted earnings per share:
Numerator:
Net income available to common stockholders	$38,804	$30,064	$18,447
Plus:
Preferred stock dividends	316	257	179

Diluted net income available to common stockholders	$39,120	$30,321	$18,626

Denominator:
Weighted average common shares outstanding	26,803	25,142	20,228
Plus:
Stock options and restricted stock	1,332	1,220	657
Convertible preferred stock	730	711	469

Diluted weighted average shares outstanding	28,865	27,073	21,354

Diluted earnings per share	$1.36	$1.12	$0.87

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2003

(3)    Investments and Mortgage-backed Securities

Investments

Presented below is an analysis of investments designated as available for sale.

	September 30, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. government agency securities	$52,980	$714	$—	$53,694
Equity securities	861	—	—	861
Trust preferred securities of other issuers	85,493	3,931	(682)	88,742
Other(1)	154,127	353	(1,100)	153,380

Total	$293,461	$4,998	$(1,782)	$296,677

	September 30, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. government agency securities	$53,082	$65	$(387)	$52,760
Equity securities	4,242	132	(216)	4,158
Trust preferred securities of other issuers	58,875	2,621	(1,386)	60,110
Other(1)	53,829	801	(73)	54,557

Total	$170,028	$3,619	$(2,062)	$171,585

(1)	“Other” includes preferred stock of FHLMC and FNMA, mutual funds and bonds.

Investment securities at September 30, 2003, by contractual maturity, are shown below.

	Available for Sale
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$3,031	$3,072
Due after one year through five years	27,991	28,195
Due after five years through ten years	51,368	52,158
Due after ten years	210,210	212,391
Equity securities	861	861

Total	$293,461	$296,677

Gross proceeds from sales of investment securities were $41 million and $7.2 million for the years ended September 30, 2003 and 2002, respectively. Net realized gains from these sales were $1.5 million and $1.3 million for the years ended September 30, 2003 and 2002, respectively. There were no sales during the year ended September 30, 2001.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2003

Mortgage-backed securities

Presented below is an analysis of mortgage-backed securities designated as available for sale:

	September 30, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
GNMA mortgage-backed securities	$2,399	$116	$—	$2,515
FNMA mortgage-backed securities	450,997	4,806	(1,937)	453,866
FHLMC mortgage-backed securities	35,903	549	(155)	36,297
Collateralized mortgage obligations	63,442	40	(335)	63,147
Mortgage pass-through certificates	1,505,278	8,568	(4,690)	1,509,156

Total	$2,058,019	$14,079	$(7,117)	$2,064,981

	September 30, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
GNMA mortgage-backed securities	$61,804	$3,311	$—	$65,115
FNMA mortgage-backed securities	335,755	10,887	—	346,642
FHLMC mortgage-backed securities	176,426	4,951	—	181,377
Collateralized mortgage obligations	91,819	1,618	—	93,437
Mortgage pass-through certificates	444,022	6,041	—	450,063

Total	$1,109,826	$26,808	$—	$1,136,634

Mortgage-backed securities at September 30, 2003, by contractual maturity and adjusted for anticipated prepayments, are shown below.

	Available for Sale
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$720,523	$721,464
Due after one year through five years	1,176,147	1,178,793
Due after five years through ten years	159,745	163,120
Due after ten years	1,604	1,604

Total	$2,058,019	$2,064,981

BankUnited made a strategic decision in the fourth quarter of fiscal 2002, to sell some of the mortgage-backed securities which were classified as held to maturity. In doing so, the remainder of the entire investment portfolio, including investment securities, were re-classified to investments available for sale with a resulting net unrealized gain of $2.1 million, after taxes of $1.4 million.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2003

Gross proceeds from sales of mortgage-backed securities and collateralized mortgage obligations were $1 billion, $334 million, and $283 million for the years ended September 30, 2003, 2002, and 2001, respectively. Net realized gains were $3.1 million, $236 thousand, and $1.8 million on sales of mortgage-backed securities and collateralized mortgage obligations during the years ended September 30, 2003 and 2002 and 2001, respectively.

At September 30, 2003, GNMA, FNMA and FHLMC mortgage-backed securities with market values of approximately $163 million were pledged as collateral for public funds on deposit. At September 30, 2003, investment and mortgage-backed securities with an aggregate carrying value of approximately $530 million were pledged as collateral for repurchase agreements.

When BankUnited securitizes residential mortgage loans, the resulting securities are considered retained securities for accounting purposes until sold. At September 30, 2003, BankUnited’s retained securities from securitized loans, not including mortgage servicing rights, had a fair value of $37.3 million. These securities are included in BankUnited’s total mortgage-backed securities available for sale portfolio of $2.1 billion as of September 30, 2003. The total principal amount of loans underlying the retained securities at September 30, 2003 was $37.3 million, none of which was 60 days or more past due. Credit losses do not affect the valuation due to FNMA’s and FHLMC’s full guarantee to BankUnited for losses on loans collateralizing the securities.

During the fiscal year ended September 30, 2003, BankUnited securitized $751 million of residential mortgage loans. These loans were securitized with FNMA and FHLMC and transferred into BankUnited’s mortgage-backed securities available for sale portfolio. During the same period BankUnited sold $733 million of securitized loans, recognizing net gains of $6.6 million.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2003

(4)    Loans Receivable

Loans receivable held for investment consist of the following:

	As of September 30,
	2003		2002
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
One-to-four family residential:
Residential mortgages	$2,653,515	67.4%	$2,779,323	74.8%
Specialty consumer mortgages	613,287	15.5	316,989	8.6

Total one-to-four family residential	3,266,802	82.9	3,096,312	83.4
Multi-family	32,583	0.8	25,456	0.7
Commercial real estate	196,237	5.0	183,311	4.9
Construction	132,778	3.4	98,697	2.7
Land	27,569	0.7	27,636	0.7

Total real estate loans	3,655,969	92.8	3,431,412	92.4

Other loans:
Commercial	152,663	3.9	168,679	4.5
Consumer	116,445	3.0	103,118	2.8

Total other loans	269,108	6.9	271,797	7.3

Total loans held in portfolio (1)	3,925,077	99.7	3,703,209	99.7
Unearned discounts, premiums and deferred loan fees, net	36,806	0.9	30,449	0.8
Allowance for loan losses	(22,295)	(0.6)	(20,293)	(0.5)

Total loans held in portfolio, net	$3,939,588	100.0%	$3,713,365	100.0%

(1)	As of September 30, 2003, BankUnited had $37 million of non-accrual loans and $276 thousand of loans past due more than 90 days and still accruing. As of September 30, 2002, BankUnited had $28 million of non-accrual loans and no loans were more than 90 days past due and still accruing.

As of September 30, 2003, approximately $3.5 billion, or 95%, of loans secured by real estate, including loans held for sale, were secured by properties in Florida. No other state represented more than 5% of BankUnited’s loan portfolio.

At September 30, 2003, the Bank had pledged approximately $3 billion of mortgage loans as collateral for advances from the Federal Home Loan Bank of Atlanta.

Changes in the allowance for loan losses are as follows:

	For the Years Ended September 30,
	2003	2002	2001
	(In thousands)
Balance at beginning of period	$20,293	$15,940	$13,032
Provision	5,425	9,200	7,100
Loans charged-off	(3,553)	(5,144)	(4,257)
Recoveries	130	297	65

Balance at end of period	$22,295	$20,293	$15,940

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2003

The following table sets forth information concerning specific impaired loans:

	As of September 30,
	2003		2002
	Outstanding Principal	Allowance for loan losses	Outstanding Principal	Allowance for loan losses
	(In thousands)
Commercial real estate	$—	$—	$469	$469
Commercial	6,275	4,774	1,499	1,065

Total	$6,275	$4,774	$1,968	$1,534

(5)    FHLB stock and other earning assets

FHLB stock and other earning assets is summarized as follows:

	As of September 30,
	2003	2002
	(In thousands)
FHLB stock	$123,018	$90,319
Other earning assets	413	405

Total	$123,431	$90,724

(6)    Office Properties and Equipment

Office properties and equipment are summarized as follows:

	As of September 30,
	2003	2002
	(In thousands)
Office buildings	$2,169	$2,750
Leasehold improvements	14,653	12,097
Furniture, fixtures and equipment	12,640	10,523
Computer equipment and software	9,062	7,246

Total	38,524	32,616
Less: accumulated depreciation	(18,246)	(14,872)

Office properties and equipment, net	$20,278	$17,744

Depreciation expense was $3.6 million, $3.5 million, and $3.1 million, for the years ended September 30, 2003, 2002 and 2001, respectively.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2003

BankUnited has entered into non-cancelable leases with approximate minimum future rentals as follows:

Years Ending September 30,	Amount
(In thousands)
2004	$6,140
2005	6,185
2006	6,034
2007	5,716
2008	4,875
Thereafter through 2014	18,980

Total	$47,930

Rent expense for the years ended September 30, 2003, 2002, and 2001 was $5.7 million, $4.8 million, and $4.0 million, respectively.

(7)    Deposits

At September 30, 2003 and 2002, BankUnited had outstanding non-interest bearing deposits of $197,512 and $117,062, and interest bearing deposits of $3,038,594 and $2,859,109, respectively. At September 30, 2003 and 2002, there were overdrafts of approximately $1.9 million and $600 thousand, respectively. Certificate accounts with balances of $100 thousand or more totaled approximately $740 million and $1.3 billion at September 30, 2003 and 2002, respectively.

The following table sets forth maturities of certificates of deposit equal to or greater than $100 thousand as of September 30, 2003.

As of September 30, 2003(1)
(In thousands)
Three months or less	$181,295
Over three months through six months	106,655
Over six months through twelve months	190,411
Over twelve months	261,768

$740,129

(1)	Included in the table above are $300 million of certificates of deposit issued to the State of Florida, referred to as public funds, with interest rates ranging from 1.23% to 6.65%. These certificates are collateralized with GNMA, FNMA, and FHLMC mortgage-backed securities with an aggregate market value of approximately $163 million at September 30, 2003.

Interest expense on deposits for the years ended September 30, 2003, 2002 and 2001 was as follows:

	September 30,
	2003	2002	2001
	(In thousands)
NOW and money market accounts	$5,391	$5,638	$7,277
Savings accounts	14,211	19,531	19,349
Certificates of deposit	62,957	80,043	116,508

	$82,559	$105,212	$143,134

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2003

Early withdrawal penalties on certificates of deposit are recognized as a reduction of interest expense on deposits. For the years ended September 30, 2003, 2002 and 2001, early withdrawal penalties totaled $250 thousand, $197 thousand and $301 thousand, respectively.

(8)    Borrowings

Securities Sold under Agreements to Repurchase

Interest expense on securities sold under agreements to repurchase aggregated $7.6 million, $7.7 million and $4.9 million for the years ended September 30, 2003, 2002 and 2001, respectively.

The following sets forth information concerning repurchase agreements for the periods indicated:

	As of and for the Years Ended September 30,
	2003	2002
	(Dollars in thousands)
Maximum amount of outstanding agreements at any month end during the period	$546,262	$425,233
Average amount outstanding during the period	$454,162	$325,757
Weighted average interest rate for the period	1.65%	2.36%

At September 30, 2003, BankUnited held $517 million in repurchase agreements, $47 million of which matured overnight, and $320 million of which also matured in October 2003. Of the $517 million outstanding at September 30, 2003, $100 million was callable by the counter party every three months as follows: $50 million until maturity in October of 2007, and $50 million until maturity in February 2011. An additional $50 million becomes callable in March of 2004, every three months, until maturity in March of 2007. As of September 30, 2003, BankUnited had $589 million in investments and mortgage-backed securities pledged against these agreements.

Advances from Federal Home Loan Bank

Advances from the Federal Home Loan Bank of Atlanta incur interest and have contractual repayments as follows:

		September 30,
Repayable During Year Ending September 30,	Interest Rate	2003	2002
		(In thousands)
2003	2.10% – 7.24%	$—	656,000
2004	1.30% – 7.17%	815,000	280,000
2005	2.10% – 7.43%	275,000	125,000
2006	0.64% – 6.65%	251,349	1,377
2007	0.40%	75,000	—
2008	1.19% – 5.50%	325,000	25,000
2009	4.01% – 5.48%	125,000	125,000
2010	5.44% – 6.94%	480,000	480,000
2011	4.70% – 5.67%	64,000	64,000
2012	4.01%	50,000	50,000

Total contractual outstandings		2,460,349	1,806,377
Fair value adjustments		(58)	(288)

Total carrying amount		$2,460,291	$1,806,089

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2003

The terms of a security agreement with the FHLB of Atlanta include a specific assignment of collateral that requires the maintenance of qualifying first mortgage loans as pledged collateral with unpaid principal amounts at least equal to 100% of the FHLB advances, when discounted at 85% of the unpaid principal balance. The FHLB of Atlanta stock, which is recorded at cost of $123 million, is also pledged as collateral for these advances.

Senior Notes

In February 1999, the Bank issued and sold $200 million of Senior Notes that mature in February 2004 and bear interest at an annual rate of 5.40% payable semiannually. The Bank used the net proceeds from the sale of the notes for general corporate purposes, loan financing, and assisting in the Bank’s asset/liability management. As a condition of issuance, interest, principal and any redemption premium on all offered Senior Notes are supported by an irrevocable standby letter of credit of the FHLB of Atlanta. Repayment of the Senior Notes will be funded through BankUnited’s asset/liability management activities.

Trust Preferred Securities and Subordinated Debentures

BankUnited operates wholly-owned trust subsidiaries (“Trust Subsidiaries”) for the purpose of issuing Trust Preferred Securities and investing the proceeds from the sale thereof in Junior Subordinated Deferrable Interest Debentures issued by BankUnited (the “Subordinated Debentures”). All of the proceeds of the Trust Preferred Securities plus common securities issued by the Trust Subsidiaries are invested in Subordinated Debentures, which represent the sole assets of the Trust Subsidiaries. The Trust Preferred Securities pay preferential cumulative cash distributions at the same rate as the Junior Subordinated Debentures held by the Trust Subsidiaries. Considered together, back-up undertakings made by BankUnited with respect to the Trust Preferred Securities constitute a full and unconditional guarantee by BankUnited of the obligations of the Trust Preferred Securities. The carrying amount of trust preferred securities and subordinated debentures in BankUnited’s Consolidated Statement of Financial Condition of $162 million as of September 30, 2003, represents Trust Preferred Securities issued by its consolidated Trust Subsidiaries and the Subordinated Debentures issued to two non-consolidated Trust Subsidiaries. In addition BankUnited adjusts the carrying amount of certain Trust Preferred Securities in accordance with the hedge accounting requirements of SFAS No. 133.

The following table provides information for each of BankUnited’s Trust Subsidiaries with outstanding Trust Preferred Securities as of September 30, 2003:

	Outstanding as of September 30, 2003
	Trust Preferred Securities		Common Securities	Subordinated Debentures	Annual Rate of Preferential Cash Distribution		Maturity Date
BankUnited Capital	$22,880	(1)	$2,800	$25,680	10	.25%	12/31/2026
BankUnited Statutory Trust I	20,000	(1)	619	20,619	3-Month Libor+3	.60% (2)	12/18/2031
BankUnited Statutory Trust II	25,000	(1)	774	25,774	3-Month Libor+3	.60% (3)	3/26/2032
BankUnited Statutory Trust III	25,000		774	25,774	3-Month Libor+3	.60% (4)	9/26/2032
BankUnited Statutory Trust IV	20,000		619	20,619	3-Month Libor+3	.40% (5)	11/15/2032
BankUnited Statutory Trust V	15,000		464	15,464	3-Month Libor+3	.25% (6)	12/19/2032
BankUnited Statutory Trust VI (9)	17,640		546	18,186	3-Month Libor+3	.15% (7)	3/26/2033
BUFC Statutory Trust VII (9)	15,000		465	15,465	3-Month Libor+3	.25% (8)	4/3/2033

Total	$160,520		$7,061	$167,581

(1)	BankUnited uses interest rate swap contracts to hedge interest rate risk on these instruments and applies hedge accounting in accordance with SFAS No. 133. See note (9) Accounting for Derivatives and Hedging Activities. Included in the carrying amount of these Trust Preferred Securities is, $688 thousand of hedge accounting adjustments.
(2)	Not to exceed 12.50% prior to December 18, 2006.
(3)	Not to exceed 11.00% prior to March 26, 2007.
(4)	Not to exceed 11.90% prior to September 26, 2007.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2003

(5)	Not to exceed 11.80% prior to November 15, 2007.
(6)	Not to exceed 11.75% prior to December 19, 2007.
(7)	Not to exceed 11.75% prior to March 26, 2008.
(8)	Not to exceed 11.75% prior to April 3, 2008.
(9)	In accordance with FIN 46, BankUnited has not consolidated these Trust Subsidiaries.

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

In connection with the redemption of trust preferred securities during fiscal 2003, BankUnited recorded $5.5 million of expenses which were recorded in other non-interest income.

(9)    Accounting for Derivatives and Hedging Activities

Loan Commitments

BankUnited commits to make one-to-four family residential mortgage loans, subject to certain requirements, with potential borrowers at specified interest rates for short periods of time, usually thirty days. If the borrowers do not allow the commitments to expire, the loans are funded, and either placed into BankUnited’s loan portfolio or held for sale. Based on historical experience, and the underlying loan characteristics, BankUnited estimates the amount of commitments that will ultimately become loans held for sale and treats those as derivatives during the commitment period. As derivatives, the changes in the fair value of the commitments are recorded in current earnings under other non-interest income with an offset to the balance sheet in other assets. Fair values are based on observable market prices from third parties. During the year ended September 30, 2003, BankUnited recorded $548 thousand in net losses from fair value adjustments on these commitments. At September 30, 2003, the estimated notional amount of these commitments BankUnited expected to be funded was $34.6 million.

Forward Sales Commitments

To economically hedge the fair value exposure on loan commitments to a change in interest rates during the commitment period, BankUnited enters into forward sales contracts with similar terms. Since both the loan commitments and the forward sales contracts are derivatives, this hedging relationship does not qualify for hedge accounting under SFAS No. 133. Accordingly, the fair value adjustments on the forward contracts are also recorded in earnings under other non-interest income with an offset to the balance sheet in other liabilities. These forward contracts may also extend beyond the commitment period and are also used to offset the fair value exposure of loans held for sale to a change in interest rates. This relationship exists until either the loan is sold or until the forward contract expires. During the year ended September 30, 2003, BankUnited recorded $47 thousand in net losses from fair value adjustments on these forward contracts.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2003

Interest Rate Swaps

BankUnited enters into interest rate swap contracts as fair value and cash flow hedges (“hedges”) for the purpose of hedging long-term fixed and variable interest costs on trust preferred securities and subordinated debentures (“hedged item”). All terms of the interest rate swap contracts, with the exception of the right to defer interest payments, are the same as those of the hedged item. BankUnited expects these interest rate swap contracts to be highly effective in offsetting interest costs of its long-term debt, and therefore applies hedge accounting treatment.

Hedges used by BankUnited to offset interest costs from fixed long-term debt are treated as qualifying fair value hedges. The accounting treatment for fair value hedges is to record the change in fair value during the period of both the hedge and the hedged item into current earnings. During the year ended September 30, 2003, BankUnited recorded a total of $3 million in non-interest income from a change in fair value of its fair value interest rate swap hedges with and offsetting amount to non-interest income for a change in fair value of the hedged item. There was no ineffectiveness during the period ended September 30, 2003.

Hedges used by BankUnited to offset interest costs from variable long-term debt are treated as qualifying cash flow hedges. The accounting treatment for cash flow hedges is to record the effective portion of the gain or loss on the hedge as a component of other comprehensive income, net of tax, with an offsetting amount recorded in either other assets or other liabilities. The amounts recorded in other accumulated comprehensive income will be reclassified into current earnings in the same period in which the hedged item affects earnings. During the year ended September 30, 2003, BankUnited recorded a total of $383 thousand, net of taxes, in other comprehensive losses resulting from the effective portion of its cash flow hedges. There was no ineffectiveness during the period ended September 30, 2003. BankUnited expects $241 thousand of the amounts currently reported in other comprehensive income to be reclassified into earnings within the next twelve months.

During the second quarter of fiscal 2003, BankUnited settled an interest rate swap which was used to hedge the 9.60% Cumulative Trust Preferred Securities issued by BankUnited Capital II. This settlement was made in conjunction with the redemption of the 9.60% Trust Preferred Securities which took place simultaneously and resulted in a gain of $87 thousand. During the third quarter of fiscal 2003 BankUnited settled an interest rate swap which was used to hedge the 10.25% Cumulative Trust Preferred Securities issued by BankUnited Capital. This settlement resulted in a deferred gain of $2.6 million. See note (8) Borrowings, for a further discussion of the redemption of the BankUnited Capital II securities.

Interest Rate Caps

BankUnited enters into interest rate cap contracts, from time to time, for the purpose of hedging interest rates on borrowings. Each contract requires the counter-party to pay BankUnited quarterly payments based on the notional amount of the contract and the difference between the index used in the contract and the cap rate, if and when the index exceeds the cap rate, in return for a one-time payment by BankUnited. BankUnited accounts for these contracts as fair value derivatives and at September 30, 2003, had interest rate cap contracts outstanding with a notional amount of $40 million. During fiscal 2003, BankUnited recorded, $377 thousand in losses related to interest rate caps contracts.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2003

(10)    Regulatory Capital

The Bank’s regulatory capital levels as of September 30, 2003, 2002, and 2001 were as follows:

	As of September 30,
	2003	2002	2001
	(Dollars in thousands)

Tier 1 Leverage Capital
Amount	$514,690	$461,998	$367,604
Actual Ratio	7.3%	7.8%	7.1%
Well-Capitalized Minimum Ratio (1)	5.0%	5.0%	5.0%
Adequately Capitalized Minimum Ratio (1)	4.0%	4.0%	4.0%

Tier 1 Risk-Based Capital
Amount	$514,690	$461,998	$367,604
Actual Ratio (1)	15.5%	16.3%	14.1%
Well-Capitalized Minimum Ratio (1)	6.0%	6.0%	6.0%
Adequately Capitalized Minimum Ratio (1)	4.0%	4.0%	4.0%

Total Risk-Based Capital
Amount	$534,062	$481,546	$381,160
Actual Ratio	16.1%	17.0%	14.7%
Well-Capitalized Minimum Ratio (1)	10.0%	10.0%	10.0%
Adequately Capitalized Minimum Ratio (1)	8.0%	8.0%	8.0%

(1)	Based on Office of Thrift Supervision regulations adopted to implement the “prompt corrective action” provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991.
(2)	Tier 1 risk-based capital ratio is the ratio of core capital to risk weighted assets.

Regulatory capital and net income amounts as of and for the years ended September 30, 2003, 2002 and 2001 did not differ from regulatory capital and net income amounts reported to the OTS.

Payment of dividends by the Bank is limited by federal regulations, which provide for certain levels of permissible dividend payments depending on the Bank’s regulatory capital and other relevant factors.

(11)    Stockholders’ Equity

BankUnited has a capital structure with the following characteristics:

Preferred Stock:

Issued in series with rights and preferences to be designated by the Board of Directors. As of September 30, 2003, 10,000,000 shares of Preferred Stock were authorized, 2,000,000 of which were designated to a particular series and 8,000,000 of which were not designated.

Noncumulative Convertible Preferred Stock, Series B (“Series B Preferred”)—

•	Dividends - Quarterly noncumulative cash dividends are paid at an annual rate of $0.55 per share.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2003

•	Redemption - Not redeemable until October 1, 2007 or later unless approved by the holders of at least 50% of the Series B Preferred shares.

•	Voting Rights - Two and one half votes per share.

•	Preference on Liquidation - Voluntary liquidation at the applicable redemption price per share and involuntary at $7.375 per share.

•	Convertibility - Convertible into 1.4959 shares (adjusted for all stock dividends) of Class B Common Stock for each share of Series B Preferred surrendered for conversion, subject to adjustment on the occurrence of certain events.

Common Stock:

Issued in series with rights and preferences to be designated by the Board of Directors. As of September 30, 2003, 60,000,000 shares of Class A Common Stock and 3,000,000 shares of Class B Common Stock were authorized. The Board has designated 40,000,000 shares of Class A Common Stock to a series.

Class A Common Stock

•	Dividends - As declared by the Board of Directors in the case of a dividend alone or not less than 110% of the amount per share of any dividend declared on the Class B Common Stock.

•	Voting Rights - One tenth of one vote per share.

Class B Common Stock

•	Dividends - As declared by the Board of Directors.

•	Voting Rights - One vote per share.

•	Convertibility - Each share of Class B Common Stock is convertible into one share of Class A Common Stock.

BankUnited announced on October 24, 2002, that its Board of Directors had authorized a stock repurchase program on its Class A Common Stock. Under the program, BankUnited may purchase up to 1,000,000 shares of its Class A Common Stock in open market transactions, from time to time, at such prices and on such conditions as the Executive Committee of the Board determines to be advantageous. BankUnited initiated this program because its believes that the volatility of the financial markets, in general, have at times generated a market price that does not adequately reflect the real value of BankUnited stock or the level of confidence that management and the Board of Directors have in BankUnited’s ability to implement its strategy and achieve continued growth. The basis for the carrying value of BankUnited’s treasury stock is the purchase price or fair value of the shares in the open market at the time of purchase.

(12)    Stock Bonus Plan, Option Agreements and Other Benefit Plans

At September 30, 2003, BankUnited had certain stock-based compensation plans designed to provide incentives to current and prospective officers, directors and employees of BankUnited and its subsidiaries. Under the plans, BankUnited may award stock options, stock appreciation rights, restricted stock, deferred stock, bonus stock and awards in lieu of obligations, dividend equivalents, other stock-based awards and performance awards.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2003

The following table summarizes terms of BankUnited’s stock-based incentive compensation plans as of September 30, 2003:

	Stock Compensation Plans
	Maximum Term	Shares Authorized	Class of Stock	Vesting Requirements	Type of Options
2002 Stock Award and Incentive Plan	10 Years	2,314,920	Common A & B; Series B Preferred	0-10 Years	ISO, NQ
1996 Incentive and Stock Award Plan	10 Years	3,150,000	Common A & B;	0-10 Years	ISO, NQ
1996 Incentive and Stock Award Plan	10 Years	650,000	Series B Preferred	0-10 Years	ISO, NQ
1994 Incentive Stock Option Plan	10 Years	250,000	Common A & B	0-10 Years	ISO, NQ
1992 Stock Option Plan Non-Statutory	10 Years	825,000	Common A & B	0-10 Years	NQ

ISO - Incentive Stock Option

NQ - Non-qualified Stock Option

Options granted under BankUnited’s stock option plans expire ten years after the date of grant and are exercisable at the fair market value of the stock on the date of grant. The vesting and exercisability of options is determined by the Compensation Committee of BankUnited’s Board of Directors at the time of the grant, and an option may be immediately vested and exercisable or become so over a period of years. If an option vests over a period of years, it is subject to forfeiture as to any portion which is not exercisable upon termination of employment unless otherwise provided by the option agreement or Compensation Committee.

The following table presents additional data concerning activity of BankUnited’s outstanding stock options for the three years ended September 30, 2003:

	Number of Shares	Option Price per Share	Aggregate Option Price	Weighted Average Price per Share
	(Dollars in thousands, except per share data)
Options outstanding, September 30, 2000	2,594,398	$3.11 – $13.18	$20,789	$8.01
Options granted	728,818	6.75 – 14.85	6,531	8.96
Options exercised	(167,458)	3.11 – 10.85	(1,157)	6.91
Options expired	(73,291)	3.11 – 13.11	(598)	8.16

Options outstanding, September 30, 2001	3,082,467	3.23 – 14.85	25,565	8.29
Options granted	680,476	12.93 – 20.20	10,059	14.78
Options exercised	(310,396)	3.54 – 14.09	(2,231)	7.19
Options expired	(105,159)	3.23 – 14.09	(1,131)	10.75

Options outstanding, September 30, 2002	3,347,388	4.95 – 20.20	32,262	9.64
Options granted	1,036,300	15.50 – 32.63	20,920	20.19
Options exercised	(548,001)	5.73 – 15.56	(4,604)	8.40
Options expired	(236,346)	6.53 – 17.08	(2,963)	12.54

Options outstanding September 30, 2003	3,599,341	$4.95 – $32.63	$45,615	$12.67

The weighted-average grant date fair value of options granted during the years ended September 30, 2003, 2002, and 2001 was $8.1 million, $3.9 million and $2.3 million, respectively.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2003

Summarized below is information about stock options outstanding and exercisable at September 30, 2003.

	Outstanding			Exercisable
Exercise Price Range per Share	Number of Shares Outstanding	Average Life(1)	Average Price per Share(2)	Number of Shares	Average Price per Share(2)
$ 4.95 – $ 7.43	994,635	3.07	$6.92	703,644	$6.93
7.44 – 12.14	598,196	6.5	8.23	280,828	8.42
12.15 – 18.35	1,472,931	7.6	14.29	567,243	12.28
18.36 – 27.53	383,579	9.4	20.64	32,795	19.59
$27.53 – $32.63	150,000	10.0	32.29	—	—

	3,599,341			1,584,510

(1)	Weighted average contractual life remaining in years.
(2)	Weighted average exercise price per share.

The following table provides information on restricted stock for the periods presented.

	For the Years Ended September 30,
	2003	2002	2001
	(Dollars in thousands, except per share data)
Restricted Stock:
Shares awarded	104,225	48,749	171,433
Weighted average grant date fair value	$20.49	$16.38	$7.04
Compensation expense	$636	$488	$316
Performance-based restricted stock:
Shares awarded	150,000	65,000	—
Weighted average grant date fair value	$23.73	$19.76	$—
Compensation expense	$—	$—	$—

BankUnited sponsors a 401(k) profit sharing plan for its eligible employees. Under the terms of the combined plan, eligible employees are permitted to contribute up to 15% of their annual salary to the Plan. BankUnited currently makes quarterly matching contributions in the form of BankUnited Class A Common stock at a rate of 75% of employee contributions up to a maximum matching contribution of 4.5% of the employees salary. Employees are eligible to participate in the plan after six months of service and begin vesting in BankUnited’s contribution after two years of service at the rate of 25% per year up to 100%. For fiscal 2003, 2002 and 2001, the Bank made total matching contributions of approximately $720 thousand, $659 thousand, and $529 thousand, respectively.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2003

(13)    Income Taxes

The components of the provision for income taxes for the years ended September 30, 2003, 2002 and 2001 are as follows:

	For the Years Ended September 30,
	2003	2002	2001
	(In thousands)
Current-federal	$72	$15,938	$11,976
Current-state	20	1,562	1,226
Deferred	16,459	(414)	(1,582)

Total	$16,551	$17,086	$11,620

BankUnited’s effective tax (benefit) rate differs from the statutory federal income tax (benefit) rate as follows:

	Years Ended September 30,
	2003		2002		2001
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Tax at federal income tax rate	$19,485	35.0%	$16,592	35.0%	$10,750	35.0%
Increase (decrease) resulting from:
Tax exempt income	(2,352)	(4.2)	(932)	(2.0)	(227)	(0.8)
State tax, less effect on federal tax	13	—	1,002	2.1	699	2.3
Other, net	(595)	(1.1)	424	0.9	398	1.2

Total	$16,551	29.7%	$17,086	36.0%	$11,620	37.8%

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2003

The tax effects of significant temporary differences included in the net deferred tax liability as of September 30, 2003 and 2002 were:

	September 30,
	2003	2002
	(In thousands)
Deferred tax asset:
Non-accrual interest	$863	$732
Loan loss and other reserves	7,889	7,757
Net operating loss	3,159	—
Other	184	618

Gross deferred tax asset	12,095	9,107

Deferred tax liability:
Deferrals and amortizations	3,870	2,039
Depreciation	1,218	718
Unrealized gains in other comprehensive income	3,097	10,665
Deferred REIT income	17,814	—
Other	32	731

Gross deferred tax liability	26,031	14,153

Net deferred tax liability	$13,936	$5,046

BankUnited files a consolidated federal income tax return with its subsidiaries other than BU REIT, Inc. on a fiscal year ending on September 30. BU REIT, Inc. files a separate tax return on a calendar-year basis. A deferral of income recognition for federal income taxes for 2003 resulted from the difference in fiscal reporting periods and the timing of dividend payments from BU REIT, Inc. to BankUnited. A deferred tax liability of $17.8 million resulted from this timing difference. The effect of this income deferral also resulted in a net operating loss for federal income tax reporting. A deferred tax asset of $3.2 million may be carried forward to 2023 but is expected to be realized in 2004.

At September 30, 2003, BankUnited had $409 thousand in tax bad debt reserves originating before December 31, 1987 for which deferred taxes have not been provided. The amount becomes taxable under the Internal Revenue Code upon the occurrence of certain events, including certain non-dividend distributions. BankUnited does not anticipate any actions that would ultimately result in the recapture of this amount for income tax purposes.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2003

The components of deferred income tax benefit relate to the following:

	Years Ended September 30,
	2003	2002	2001
	(In thousands)
Deferred REIT income	$17,814	$—	$—
Differences in book/tax depreciation	500	355	377
Non-accrual interest	(131)	(52)	(30)
Net operating loss	(3,159)	—	—
Loan loss and other reserves	(132)	(1,589)	(1,127)
Deferrals and amortization	1,831	683	7
Purchase accounting and other	(264)	189	(809)

Total deferred taxes	$16,459	$(414)	$(1,582)

(14)    Commitments and Contingencies

BankUnited is a party to credit related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to fund loans, lines of credit, and commercial and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statement of financial condition. BankUnited’s exposure to credit loss is represented by the contractual amount of these commitments. BankUnited follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

Total commitments at September 30, 2003 and 2002 were as follows:

	September 30,
	2003	2002
	(In thousands)
Commitments to fund loans:
Residential	$130,536	$215,479
Commercial and commercial real estate	29,196	51,372
Construction	58,364	41,709
Unfunded commitments under lines of credit	285,621	153,206
Commercial and standby letters of credit	51,621	31,373

Total	$555,338	$493,139

Commitments to fund loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to fund loans generally have fixed expiration dates or other termination clauses and may require payment of a fee. Unfunded commitments under lines of credit, include consumer, commercial, and commercial real estate lines of credit to existing customers. The commitments under lines of credit may expire without being drawn upon, therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by BankUnited, is based on management’s credit evaluation of the customer.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2003

Commercial and standby letters of credit are conditional commitments issued by BankUnited to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support trade transactions or guarantee arrangements. Generally letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankUnited generally holds collateral supporting those commitments if deemed necessary.

BankUnited and the Bank have employment agreements with certain members of senior management. The employment agreements, which establish the duties and compensation of the executives, have terms ranging from one year to five years, and include specific provisions for salary, bonus and other benefits.

BankUnited and its subsidiaries, from time to time, are involved as plaintiff or defendant in various legal actions arising in the normal course of their businesses. While the ultimate outcome of any such proceedings cannot be predicted with certainty, it is the opinion of management that no proceedings exist, either individually or in the aggregate, which, if determined adversely to BankUnited and its subsidiaries, would have a material effect on BankUnited’s consolidated financial condition, results of operations or cash flows.

(15)    Related Party Transactions

From time to time, BankUnited, as an insured depository institution as defined under Section 3 of the Federal Deposit Insurance Act, makes loans in the ordinary course of its business as a financial institution to directors, officers and employees of BankUnited, as well as to members of their immediate families and affiliates, to the extent consistent with applicable laws and regulations. As of September 30, 2003, and 2002 these loans totaled to $6.3 million, and $2 million, respectively.

The following table provides an analysis of changes in the amounts of related party loans during fiscal 2003:

Related Party Loans
(In thousands)
Beginning balance, October 1, 2002	$2,034
Additions	6,520
Payments	(1,728)
Other (1)	(519)

Ending balance, September 30, 2003	$6,307

(1)	Other represents loans to individuals who are no longer related parties.

During the 2003, 2002 and 2001 fiscal years, BankUnited retained the law firm of Camner, Lipsitz and Poller, Professional Association (“CLP”), as general counsel. Alfred R. Camner, Chief Executive Officer and Chairman of the Board of BankUnited is the Senior Managing Director of CLP. During the 2003, 2002 and 2001 fiscal years, BankUnited paid CLP approximately $3.7 million, $2.3 million, and $2.1 million, respectively in legal fees allocable to loan closings, foreclosures, litigation, corporate and other matters. A substantial portion of the fees allocable to loan closings are reimbursed by borrowers.

During the 2003, 2002 and 2001 fiscal years, BankUnited obtained policies for directors’ and officers’ liability insurance, banker’s blanket bond insurance, commercial multi-peril insurance, and workers’ compensation insurance through Head-Beckham AmerInsurance Agency, Inc. (“Head-Beckham”). Based on information provided by Head-Beckham, Head-Beckham received approximately $92 thousand, $75 thousand,

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2003

and $84 thousand, respectively, in commissions on premiums paid for these policies. Marc Jacobson, a director of BankUnited, is a senior vice president and member of the Board of Directors of Head-Beckham. Based on information from American Central Insurance Agency (American Central), of which Mr. Jacobson’s wife is the president and owner, American Central received approximately $131 thousand, $111 thousand, and $61 thousand during fiscal years 2003, 2002, and 2001 respectively, in commissions on premiums paid for health and dental insurance policies obtained by BankUnited through that agency.

In 1997, BankUnited entered into a lease for property located in the West Miami Airport area, on which it opened a branch office. The property was owned by a partnership owned 25% by Alfred Camner. BankUnited paid this partnership approximately $131 thousand in fiscal 2002 and 2001, and $110 thousand in fiscal 2003. During fiscal 2003, the partnership sold the underlying subject property to an unaffiliated entity and ceased receiving payments from BankUnited, thus terminating the related party relationship.

(16)    BankUnited Financial Corporation

The following summarizes the major categories of BankUnited’s (holding company only) financial statements:

Condensed Statements of Financial Condition

	As of September 30,
	2003	2002
	(In thousands)
Assets:
Cash	$23,201	$45,281
FHLB overnight deposits	117	103
Investments available for sale, at fair value	20,084	23,177
Mortgage-backed securities available for sale, at fair value	240	1,536
Accrued interest receivable	526	730
Investment in the Bank	549,899	507,371
Investment in other subsidiaries	6,300	10,289
Other assets	16,172	22,349

Total assets	$616,539	$610,836

Liabilities and Capital:
Liabilities	$897	$1,019
Subordinated debentures	168,269	264,668

Total liabilities	169,166	265,687
Stockholders’ equity	447,373	345,149

Total liabilities and stockholders’ equity	$616,539	$610,836

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2003

Condensed Statements of Operations

	For the Years Ended September 30,
	2003	2002	2001
	(In thousands)
Interest income	$6,710	$2,213	$4,534
Interest expense	23,232	20,201	21,967
Equity income of the Bank, other subsidiaries and other income	55,559	45,469	30,078
Operating expenses	8,459	2,143	1,762

Income before income taxes and preferred stock dividends	30,578	25,338	10,883
Income tax benefit	8,542	4,983	7,390

Net income before preferred stock dividends	39,120	30,321	18,273
Preferred stock dividends	316	257	649

Net income after preferred stock dividends	$38,804	$30,064	$17,624

Condensed Statements of Cash Flows

	For the Years Ended September 30,
	2003	2002	2001
	(In thousands)
Cash flows from operating activities:
Net income	$39,120	$30,321	$17,759
Less: Undistributed income of the subsidiaries	(53,983)	(47,346)	(30,079)
Deferred Compensation	266	528	—
Other	6,369	(3,361)	2,065

Net cash used in operating activities	(8,228)	(19,858)	(10,255)

Cash flows from investing activities:
Equity contributions to the Bank	—	(47,000)	—
Equity contributions to subsidiaries	3,844	(2,167)	—
Purchase of investment securities available for sale	(361)	(4,287)	—
Sale of investment securities available for sale	4,242	2,905	—
Purchase of mortgage-backed securities available for sale	—	—	(2,565)
Proceeds from repayments of mortgage-backed securities available for sale	1,291	9,189	661
Proceeds from sales of mortgage-backed securities available for sale	—	—	67

Net cash provided by (used in) investing activities	9,016	(41,360)	(1,837)

Cash flows from financing activities:
Net proceeds from issuance of junior subordinated deferrable interest debentures	69,734	70,064	—
Retirement of trust preferred securities	(165,520)	(21,769)	(7,060)
Net proceeds from issuance of stock	73,248	3,236	74,811
Purchase of Class B Preferred Stock	—	(528)	—
Dividends paid on preferred stock	(316)	(257)	(649)
Redemption of preferred stock	—	—	(6,961)

Net cash provided by financing activities	(22,854)	50,746	60,141

(Decrease) increase in cash and cash equivalents	(22,066)	(10,472)	48,049
Cash and cash equivalents at beginning of year	45,384	55,856	7,807

Cash and cash equivalents at end of year	23,318	$45,384	$55,856

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2003

(17)    Estimated Fair Value of Financial Instruments

The information set forth below provides disclosure of the estimated fair value of BankUnited’s financial instruments. Management has made estimates of fair value discount rates that it believes to be reasonable. However, because there is no readily available market for some of these financial instruments, management has no basis to determine whether the fair value presented would be indicative of the value negotiated in an actual sale. The fair value estimates do not consider the tax effect that would be associated with the disposition of the assets or liabilities at their fair value estimates.

Fair values for investments and mortgage-backed securities are based on quoted market prices or dealer quotes. If quoted prices are not available, fair value is estimated using quoted market prices for similar securities.

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

The carrying value of FHLB stock and other earning assets, approximates fair value.

	As of September 30,
	2003		2002
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$226,898	$226,898	$472,290	$472,290
Investments	296,677	296,677	171,585	171,585
Mortgage-backed securities	2,064,981	2,064,981	1,136,634	1,136,634
Loans receivable, net (1)	4,226,384	4,229,623	3,992,124	4,039,230
FHLB stock and other earning assets	123,431	123,431	90,724	90,724
Financial liabilities:
Deposits	$3,236,106	$3,270,614	$2,976,171	3,029,899
Borrowings(2)	3,177,588	3,327,122	2,361,131	2,515,700
Trust preferred securities and subordinated debentures	162,219	162,219	253,761	255,695
Derivative instruments	(1,095)	(1,095)	1,544	1,544

(1)	Including loans held for sale.
(2)	Excluding trust preferred securities and subordinated debentures.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures

An evaluation of the effectiveness of the design and operation of BankUnited’s disclosure controls and procedures was carried out by BankUnited within 90 days prior to the filing date of this report, under the supervision and with the participation of BankUnited’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that BankUnited’s disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by BankUnited in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Subsequent to the date of the most recent evaluation of BankUnited’s internal controls, there were no significant changes in BankUnited’s internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

The information contained under the captions “Election of Directors” and “Miscellaneous Section (16)a Beneficial Ownership Reporting Compliance” to appear in BankUnited’s definitive proxy statement relating to BankUnited’s 2003 Annual Meeting of Stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of BankUnited’s fiscal year covered by this report on Form 10-K (hereinafter referred to as the “Annual Meeting Proxy Statement”), is incorporated herein by reference. Information concerning the executive officers and directors of BankUnited is included in Part I of this Report on Form 10-K.

We have adopted a “Code of Ethics for the Chief Executive Officer and Senior Financial Officers” that applies to our chief executive officer, chief financial officer and chief accounting officer, and controller. This code of ethics is filed as an exhibit to this Annual Report on Form 10-K. We intend to satisfy the requirements under Item 10 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of this code of ethics by posting such information on our internet website (www.buexpress.com).

Item 11.    Executive Compensation.

The information contained under the caption “Executive Compensation” to appear in the Annual Meeting Proxy Statement is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder                       Matters.

The information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” to appear in the Annual Meeting Proxy Statement is incorporated herein by reference.

Stock Compensation Plan Information

The following table sets forth information as of September 30, 2003, with respect to stock compensation plans under which equity securities are authorized for issuance.

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issues
Stock based compensation plans approved by stockholders	3,599,341	$12.70	1,500,293
Stock based compensation plans not approved by stockholders	—	—	—

Item 13.    Certain Relationships and Related Transactions.

The information contained under the captions “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions” to appear in the Annual Meeting Proxy Statement is incorporated herein by reference. See, also, note (15) Related Party Transactions in the Notes to Consolidated Financial Statements.

Item 14.    Principal Accountant Fees and Services.

The information contained under the caption “Audit Fees” to appear in the Annual Meeting Proxy Statement is incorporated herein by reference.

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

The following consolidated financial statements of BankUnited and the report of the independent certified public accountants thereon filed with this report:

Report of Independent Certified Public Accountants (PricewaterhouseCoopers LLP).

Consolidated Statements of Financial Condition as of September 30, 2003 and 2002.

Consolidated Statement of Operations for the years ended September 30, 2003, 2002, and 2001.

Consolidated Statement of Stockholders’ Equity for the years ended September 30, 2003, 2002, and 2001.

Consolidated Statements of Cash Flows for the years ended September 30, 2003, 2002 and 2001.

Notes to Consolidated Financial Statements.

(2)	Financial Statement Schedules.

Schedules are omitted because the conditions requiring their filing are not applicable or because the required information is provided in the Consolidated Financial statements, including the Notes thereto.

(3)	Exhibits.*

3.1	Articles of Incorporation of BankUnited, as amended (Exhibit 3.1 to BankUnited’s Quarterly Report on Form 10-Q, as filed with the Commission on May 2, 2003).

3.2	Bylaws of BankUnited, as amended (Exhibit 3.2 to BankUnited’s Annual Report on Form 10-K, as filed with the Commission on December 30, 2002).

4.1

Statement of Designation of Series 1 Class A Common Stock and Class B Common Stock of BankUnited (included as an appendix to Exhibit 3.1 to BankUnited’s Quarterly Report on Form 10-Q filed with the Commission on May 2, 2003).

4.2

Statement of Designation of Noncumulative Convertible Preferred Stock, Series A of BankUnited (included as appendix to Exhibit 3.1 to BankUnited’s Quarterly Report on Form 10-Q filed with the Commission on May 2, 2003).

4.3

Statement of Designation of Noncumulative Convertible Preferred Stock, Series B of BankUnited (included as appendix to Exhibit 3.1 to BankUnited’s Quarterly Report on Form 10-Q filed with the Commission on May 2, 2003).

4.4

Statement of Designation of Noncumulative Convertible Preferred Stock, Series C of BankUnited (included as appendix to Exhibit 3.1 to BankUnited’s Quarterly Report on Form 10-Q filed with the Commission on May 2, 2003).

4.5

Statement of Designation of Noncumulative Convertible Preferred Stock, Series C-II of BankUnited (included as appendix to Exhibit 3.1 to BankUnited’s Quarterly Report on Form 10-Q filed with the Commission on May 2, 2003).

4.6

Statement of Designation of 8% Noncumulative Convertible Preferred Stock, Series 1993 of BankUnited (included as appendix to Exhibit 3.1 to BankUnited’s Quarterly Report on Form 10-Q filed with the Commission on May 2, 2003).

4.7

Statement of Designation of 9% Noncumulative Perpetual Preferred Stock of BankUnited (included as appendix to Exhibit 3.1 to BankUnited’s Quarterly Report on Form 10-Q filed with the Commission on May 2, 2003).

4.8

Statement of Designation of 8% Noncumulative Convertible Preferred Stock, Series 1996 of BankUnited (included as appendix to Exhibit 3.1 to BankUnited’s Quarterly Report on Form 10-Q filed with the Commission on May 2, 2003).

4.9

Form of Letter Agreement between BankUnited and the holders of shares of BankUnited’s Noncumulative Convertible Preferred Stock, Series B (Exhibit 4.7 to BankUnited’s Form 10-K Report for the year ended September 30, 1998, as filed with the Commission on December 29, 1998, the “1998 10-K”).

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

10.1	Non-statutory Stock Option Plan, as amended, (Exhibit 4.9 to BankUnited’s Form S-8 Registration Statement, File No. 33-76882, as filed with the Commission on March 24, 1994).**

10.2	1992 Stock Bonus Plan, as amended (Exhibit 10.2 to BankUnited’s Form 10-K Report for the year ended September 30, 1994, the “1994 10-K”).**

10.3	1994 Incentive Stock Option Plan. (Exhibit 10.3 to the 1994 10-K).**

10.4	1996 Incentive Compensation and Stock Award Plan. (Exhibit 10.2 to BankUnited’s Report on Form 10-Q for the quarter ended December 31, 1999, as filed with the Commission on February 14, 2000).**

10.5	2002 Stock Award and Incentive Plan, as amended.**

10.6	BankUnited 401(k)/Profit Sharing Plan (Exhibit 10.6 to the Annual Report on Form 10-K filed with the Commission on December 30, 2002).**

10.7	Employment Agreement between BankUnited and Alfred R. Camner (included in Exhibit 4 to Alfred R. Camner’s Schedule 13D/A, as filed with the Commission on April 25, 2002).***

10.8	Amendment to Employment Agreement between BankUnited and Alfred R. Camner (Exhibit 2 to Alfred R. Camner’s Schedule 13D/A, as filed with the Commission on December 17, 2002).***

10.9	Employment Agreement between the Bank and Alfred R. Camner (included in Exhibit 4 to Alfred R. Camner’s Schedule 13D/A, as filed with the Commission on April 25, 2002).***

10.10	Employment Agreement between BankUnited and Ramiro Ortiz, as amended (Exhibit 10.10 to the Annual Report on Form 10-K filed with the Commission on December 30, 2002).***

10.11	Employment Agreement between the Bank and Ramiro Ortiz, as amended (Exhibit 10.11 to the Annual Report on Form 10-K filed with the Commission on December 30, 2002).***

10.12	Form of Amendment to the Employment Agreement between BankUnited and Alfred R. Camner (included as Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the Commission on August 11, 2003).***

10.13	Form of Amendment to the Employment Agreement between the Bank and Alfred R. Camner (included as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the Commission on August 11, 2003).***

10.14

Form of Amendment to the Employment Agreement between BankUnited and Alfred R. Camner (included as Exhibit 2 to Alfred R. Camner’s Schedule 13D/A, as filed with the Commission on December 15, 2003).***

10.15	Form of Amendment to the Employment Agreement between the Bank and Ramiro Ortiz.***

10.16	Form of Amendment to the Employment Agreement between BankUnited and Ramiro Ortiz.***

10.17	Underwriting Agreement (Exhibit 1.1 to BankUnited’s Amendment No. 1 to Form S-3 Registration Statement, File No. 333-60892, as filed with the Commission on May 25, 2001).

10.18	Underwriting Agreement (Exhibit 1.1 to BankUnited’s Amendment No. 2 to Form S-3 Registration Statement, File No. 33-104970, as filed with the Commission on May 21, 2003).

10.19	Form of Change in Control Agreement between BankUnited and Felix Garcia (included as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Commission on August 11, 2003).***

10.20	Form of Change in Control Agreement between BankUnited and Humberto Lopez (included as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Commission on February 2, 2003).***

10.21	Form of Change in Control Agreement between BankUnited and Abel Iglesias (included as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Commission on August 11, 2003).***

10.22	Form of Change in Control Agreement between BankUnited and Robert Marsden (included as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Commission on May 2, 2003).***

10.23	Form of Change in Control Agreement between BankUnited and Carlos Fernandez-Guzman (included as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Commission on May 2, 2003).***

10.24	Form of Change in Control Agreement between BankUnited and Douglas Sawyer (included as Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the Commission on May 2, 2003).***

10.25	Form of Change in Control Agreement between BankUnited and Roberta Kressel (included as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the Commission on May 2, 2003).***

10.26	Change in Control Agreement between the Bank and Lawrence H. Blum (Exhibit 10.13 to the Annual Report on Form 10-K filed with the Commission on December 30, 2002).***

10.27	BankUnited Financial Corporation Code of Ethics for the Chief Executive Officer and Senior Financial Officers.

10.28

Agreement for Advances and Security Agreement with Blanket Floating Lien effective October 1, 2002 between the Bank and the Federal Home Loan Bank of Atlanta (included as Exhibit 10.1 to BankUnited’s Quarterly Report on Form 10-Q9 filed with the Commission on February 14, 2003).

10.29	Participation Agreement between the Bank and BU, Reit, Inc. (included as Exhibit 10.2 to BankUnited’s Quarterly Report on Form 10-Q filed with the Commission on February 14, 2003).

10.30

Affiliate Collateral Pledge and Security Agreement effective October 1, 2002 between the Bank, BU Reit, Inc., and the Federal Home Loan Bank of Atlanta (included as Exhibit 10.3 to BankUnited’s Quarterly Report on Form 10-Q filed with the Commission on February 14, 2003).

12.1	Statement regarding calculation of ratio of earnings to combined fixed charges and preferred stock dividends.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Power of attorney (set forth on the signature page in Part IV of this Report on Form 10-K for the year ended September 30, 2003).

31.1	Certification of the Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibits followed by a parenthetical reference are incorporated herein by reference from the documents described therein. All references to the “Commission” shall signify the Securities and Exchange Commission.
**	Compensatory plans or arrangements.
***	Contracts with Management.

(b) Reports on Form 8-K.

A current report on Form 8-K was filed on July 22, 2003 relating to BankUnited’s July 22, 2003 press release setting forth its third quarter 2003 earnings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on December 18, 2003.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on December 18, 2003 on behalf of the Registrant by the following persons and in the capacities indicated.

/S/ ALFRED R. CAMNER Alfred R. Camner	Chairman of the Board, Chief Executive Officer, and Director (Principal Executive Officer)

/S/ RAMIRO A. ORTIZ Ramiro A. Ortiz	President, Chief Operating Officer, and Director

/s/ LAWRENCE H. BLUM Lawrence H. Blum	Vice Chairman of the Board, Secretary and Director

/s/ MARC D. JACOBSON Marc D. Jacobson	Director

/s/ Allen M. Bernkrant Allen M. Bernkrant	Director

/s/ NEIL H. MESSINGER, M. D. Neil H. Messinger, M. D.	Director

/s/ HARDY C. KATZ Hardy C. Katz	Director

/s/ EDWARD L. PINCKNEY Edward L. Pinckney	Director

/s/ SHARON A. BROWN Sharon A. Brown	Director

/s/ ALBERT E. SMITH Albert E. Smith	Director

/s/ HUMBERTO L. LOPEZ Humberto L. Lopez	Senior Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description

10.5	2002 Stock Award and Incentive Plan, as amended.

10.15	Form of Amendment to the Employment Agreement between the Bank and Ramiro Ortiz.

10.16	Form of Amendment to the Employment Agreement between BankUnited and Ramiro Ortiz.

10.27	BankUnited Financial Corporation Code of Ethics for the Chief Executive Officer and Senior Financial Officers.

12.1	Statement regarding calculation of ratio of earnings to combined fixed charges and preferred stock dividends.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of the Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.