Form 10-Q
period 2003-12-31
BANKUNITED FINANCIAL CORP
filed 2004-02-12
CIK 894490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

or

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

The number of shares outstanding of the registrant’s common stock at the close of business on January 27, 2004 was 29,366,139 shares of Class A Common Stock, $.01 par value, and 536,562 shares of Class B Common Stock, $.01 par value.

This Form 10-Q contains 28 pages.

The Index to Exhibits appears on page 27.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q REPORT FOR THE QUARTER ENDED DECEMBER 31, 2003

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2003	September 30, 2003
	(Dollars in thousands, except share data)
Assets:
Cash	$30,619	$28,810
Federal Home Loan Bank overnight deposits	147,323	195,365
Federal funds sold	6,049	2,723
Investments available for sale, at fair value	306,583	296,677
Mortgage-backed securities available for sale, at fair value	2,092,409	2,064,981
Mortgage loans held for sale	145,701	286,796
Loans held in portfolio	4,173,786	3,925,077
Add: Unearned discounts, premiums and deferred fees, net	40,696	36,806
Less: Allowance for loan losses	(22,125)	(22,295)

Loans held in portfolio, net	4,192,357	3,939,588

FHLB stock and other earning assets	123,180	123,431
Office properties and equipment, net	21,308	20,278
Real estate owned	3,414	4,290
Accrued interest receivable	28,559	28,452
Mortgage servicing rights	13,880	12,930
Goodwill	28,353	28,353
Bank-owned life insurance	85,205	84,155
Prepaid expenses and other assets	22,808	28,314

Total assets	$7,247,748	$7,145,143

Liabilities and Stockholders’ Equity:
Liabilities:
Deposits	$3,283,936	$3,236,106
Securities sold under agreements to repurchase	620,452	517,297
Advances from Federal Home Loan Bank	2,455,297	2,460,291
Senior notes	200,000	200,000
Trust preferred securities and subordinated debentures	167,726	162,219
Interest payable	15,907	14,331
Advance payments by borrowers for taxes and insurance	14,207	47,081
Accrued expenses and other liabilities	36,146	60,445

Total liabilities	6,793,671	6,697,770

Commitments and Contingencies (See notes 7 and 8)

Stockholders’ Equity:
Preferred Stock, $0.01 par value	8	7
Authorized shares—10,000,000 Issued shares—793,405 and 739,007 Outstanding shares—766,685 and 712,287 Treasury shares—26,720	(528)	(528)
Class A common stock, $0.01 par value	297	295
Authorized shares—60,000,000 Issued shares—29,690,691 and 29,476,616 Outstanding shares—29,353,199 and 29,139,124 Treasury shares—337,492	(2,891)	(2,891)
Class B common stock, $0.1 par value	6	6
Authorized shares—3,000,000 Issued shares—622,762 and 580,262 Outstanding shares—536,562 Treasury shares—86,200 and 43,700	(1,011)	(485)
Additional paid-in capital	330,493	328,017
Retained earnings	127,839	116,370
Deferred compensation	1,011	794
Accumulated other comprehensive (loss) income	(1,147)	5,788

Total stockholders’ equity	454,077	447,373

Total liabilities and stockholders’ equity	$7,247,748	$7,145,143

See accompanying condensed notes to consolidated financial statements

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended December 31,
	2003	2002
	(Dollars and shares in thousands, except per share data)
Interest income:
Interest and fees on loans	$54,361	$61,213
Interest on mortgage-backed securities	19,797	13,671
Interest on short-term investments	92	117
Interest and dividends on long-term investments and other interest-earning assets	4,523	3,259

Total interest income	78,773	78,260

Interest expense:
Interest on deposits	18,270	22,644
Interest on borrowings	26,000	23,132
Preferred dividends of subsidiary trusts	2,424	4,876

Total interest expense	46,694	50,652

Net interest income before provision for loan losses	32,079	27,608
Provision for loan losses	975	1,300

Net interest income after provision for loan losses	31,104	26,308

Non-interest income:
Loan servicing fees, net of amortization	(773)	(792)
Loan fees	939	1,043
Deposit fees	1,119	1,029
Other fees	480	293
Net (loss) gain on sale of investments and mortgage-backed securities	(595)	597
Net gain on sale of loans and other assets	1,752	2,066
Insurance and investment services income	942	694
Other	1,198	810

Total non-interest income	5,062	5,740

Non-interest expenses:
Employee compensation and benefits	10,061	8,661
Occupancy and equipment	3,704	2,948
Telecommunications and data processing	1,384	1,210
Advertising and promotion expense	1,151	1,187
Professional fees-legal and accounting	1,320	1,147
Loan closing fees	743	826
Loan servicing expense	156	485
Postage and courier	422	317
Insurance	357	280
Other operating expenses	(185)	1,174

Total non-interest expenses	19,113	18,235

Income before income taxes	17,053	13,813
Provision for income taxes	5,503	5,027

Net income	$11,550	$8,786

Earnings Per Share:
Basic earnings per share	$0.39	$0.34

Diluted earnings per share	$0.36	$0.32

Weighted average number of common shares outstanding:
Basic	29,686	25,260
Diluted	32,238	27,435

See accompanying condensed notes to consolidated financial statements

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	For the Three Months Ended December 31, 2003 and 2002
	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Deferred Compensation	Accumulated Other Comprehensive (Loss) Income Net of Tax	Total Stockholders’ Equity
	(In thousands)
Balance at September 30, 2003	$7	$301	$328,017	$116,370	$(3,904)	$794	$5,788	$447,373
Comprehensive income:
Net income for the three months ended December 31, 2003				11,550	—	—	—	11,550
Other comprehensive loss, net of tax	—	—	—	—	—	—	(6,935)	(6,935)

Total comprehensive income	—	—	—	—	—	—	—	4,615
Payment of preferred stock dividends		—	—	(81)	—	—	—	(81)
Deferral of compensation	—	—	—	—	—	217	—	217
Purchase of stock	—	—	—	—	(526)	—	—	(526)
Stock options and restricted stock	1	2	2,476	—	—	—	—	2,479

Balance at December 31, 2003	$8	$303	$330,493	$127,839	$(4,430)	$1,011	$(1,147)	$454,077

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Deferred Compensation	Accumulated Other Comprehensive Income Net of Tax	Total Stockholders’ Equity
	(In thousands)
Balance at September 30, 2002	$6	$255	$253,511	$77,566	$(3,322)	$528	$16,605	$345,149
Comprehensive income:
Net income for the three months ended December 31, 2002	—	—	—	8,786	—	—	—	8,786
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,274)	(1,274)

Total comprehensive income	—	—	—	—	—	—	—	7,512
Payment of preferred stock dividends		—	—	(79)		—	—	(79)
Deferral of compensation	—	—	—	—	—	169	—	169
Purchase of stock	—	—	—	—	(485)	—	—	(485)
Stock options and restricted stock	1	2	1,754	—	—			1,757

Balance at December 31, 2002	$7	$257	$255,265	$86,273	$(3,807)	$697	$15,331	$354,023

See accompanying condensed notes to consolidated financial statements

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended December 31,
	2003	2002
	(In thousands)
Cash flows used in operating activities	$(7,010)	$(185,262)
Cash flows from investing activities:
Net (increase) decrease in loans	(186,955)	11,521
Purchase of investment securities available for sale	(10,401)	(67,235)
Purchase of mortgage-backed securities available for sale	(267,546)	(779,164)
Purchase of other earning assets	(23,549)	(36,649)
Purchase of bank-owned life insurance	—	(20,000)
Purchase of office properties and equipment	(2,083)	(658)
Proceeds from repayments of investment securities available for sale	—	6
Proceeds from repayments of mortgage-backed securities available for sale	218,855	244,022
Proceeds from repayments of other earning assets	23,801	37,350
Proceeds from sale of investment securities available for sale	—	40,393
Proceeds from sale of mortgage-backed securities available for sale	94,334	140,079
Proceeds from sale of real estate owned	2,735	461

Net cash used in investing activities	(150,809)	(429,874)

Cash flows from financing activities:
Net increase in deposits	47,830	50,356
Net decrease in Federal Home Loan Bank advances	(4,994)	(13,956)
Net increase in other borrowings	103,155	191,220
Guarantee fees for senior notes	—	(113)
Redemption of Trust Preferred Securities	—	(501)
Net proceeds from issuance of Trust Preferred Securities	—	33,959
Net proceeds from issuance of stock	1,876	1,077
Dividends paid on preferred stock	(81)	(79)
Decrease in advances from borrowers for taxes and insurance	(32,874)	(29,342)

Net cash provided by financing activities	114,912	232,621

Decrease in cash and cash equivalents	(42,907)	(382,515)
Cash and cash equivalents at beginning of period	226,898	472,290

Cash and cash equivalents at end of period	$183,991	89,775

Supplemental disclosure of non-cash investing and financing activities:
Securitization of loans receivable and mortgage loans held for sale	$87,808	$150,309
Transfer of loans held for sale to portfolio	$70,760	—
Securities purchased pending settlement	—	$102,305

See accompanying condensed notes to consolidated financial statements

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of BankUnited Financial Corporation (“BankUnited”) and its subsidiaries, including BankUnited, FSB (the “Bank”) with the exception of BankUnited’s trust subsidiaries, (see discussion on FASB Interpretation No. 46-R in note 2. Impact of New Accounting Pronouncements). All significant intercompany transactions and balances associated with consolidated subsidiaries have been eliminated.

The unaudited consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the three-month period ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2004. These condensed notes should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in BankUnited’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

Certain prior period amounts have been reclassified to conform to the December 31, 2003 consolidated financial statements.

2.    Impact of Certain Accounting Pronouncements

(a)    Stock Based Compensation

SFAS No. 148

In December of 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure.” Under SFAS No. 148, alternative methods of transition are provided for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS 123, “Accounting for Stock Based Compensation” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

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

The new disclosure requirements under SFAS No. 148 for interim financial statements are effective and were adopted by BankUnited on January 1, 2003. The following table provides the newly required disclosures for the three-month period ended December 31, 2003 compared to the same period in the prior year:

	For the Three Months Ended December 31,
	2003	2002
	(Dollars in thousands)
Net income, as reported	$11,550	$8,786
Add: Total stock-based employee and director compensation expense included in net income, net of related tax effects	9	—
Deduct: Total stock-based employee and director compensation expense determined under the fair value based method for all awards, net of related tax effects(1)	(367)	(356)

Pro forma net income	$11,192	$8,430

Earnings per share:
Basic — as reported	$0.39	$0.34
Basic — pro forma	$0.37	$0.33
Diluted — as reported	$0.36	$0.32
Diluted — pro forma	$0.35	$0.31

(1)	The fair value of each option has been estimated on the date of the grant using the Black Scholes option pricing model. BankUnited recognizes the tax effect of option exercises in additional paid in capital.

(b)    Impact of New Accounting Pronouncements

FIN 46R

On December 24, 2003, the FASB issued a revision to Interpretation 46 (“FIN 46R”) to clarify some of the provisions of FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). Under the new guidance contained in FIN 46R, special effective date provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Under the original provisions of FIN 46, beginning with the interim period beginning after December 15, 2003, BankUnited would no longer consolidate variable interest entities in which a variable interest was acquired prior to February 1, 2003. Under the new guidance contained in FIN 46R, the effective date has been moved up to the first interim period ending after December 15, 2003. The result was to recognize investments in all of BankUnited’s trust subsidiaries in other assets and to report the amount of subordinated debentures issued by BankUnited Financial Corporation to its trust subsidiaries in the liability section of BankUnited’s Consolidated Statement of Financial Condition. FIN 46 does not require restatement of prior year balances. FIN 46R has not had a significant impact on BankUnited’s consolidated financial condition or results of operations. The following information is being provided in accordance with disclosure requirements of FIN 46R.

BankUnited operates wholly-owned trust subsidiaries (“Trust Subsidiaries”) for the purpose of issuing Trust Preferred Securities and investing the proceeds from the sale thereof in Junior Subordinated Deferrable Interest Debentures issued by BankUnited (the “Subordinated Debentures”). All of the proceeds of the Trust Preferred Securities plus common securities issued by the Trust Subsidiaries are invested in Subordinated Debentures, which represent the sole assets of the Trust Subsidiaries. The Trust Preferred Securities pay preferential cumulative cash distributions at the same rate as the Junior Subordinated Debentures held by the Trust Subsidiaries. As of December 31, 2003, BankUnited had an investment in the common stock of its Trust Subsidiaries of $7 million and Subordinated Debentures sold to its Trust Subsidiaries totaling $168 million. The Trust Subsidiaries had liabilities of $161 million in the form of Trust Preferred securities.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Securities Portfolio

Investments

Presented below is an analysis of investments designated as available for sale.

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. government agency securities	$52,969	$431	$—	$53,400
Equity securities	895	—	—	895
Trust preferred securities of other issuers	85,550	3,924	(778)	88,696
Other(1)	164,494	896	(1,798)	163,592

Total	$303,908	$5,251	$(2,576)	$306,583

	September 30, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. government agency securities	$52,980	$714	$—	$53,694
Equity securities	861	—	—	861
Trust preferred securities of other issuers	85,493	3,931	(682)	88,742
Other(1)	154,127	353	(1,100)	153,380

Total	$293,461	$4,998	$(1,782)	$296,677

(1)	“Other” includes preferred stock of the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National Mortgage Association (“FNMA”), mutual funds, and other bonds.

Investment securities available for sale as of December 31, 2003, by contractual maturity, are shown below.

	December 31, 2003
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$3,019	$3,043
Due after one year through five years	27,992	28,262
Due after five years through ten years	51,353	52,193
Due after ten years	220,649	222,190
Equity securities	895	895

Total	$303,908	$306,583

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mortgage-Backed Securities

Presented below is an analysis of mortgage-backed securities designated as available for sale.

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
GNMA mortgage-backed securities(1)	$2,055	$98	$—	$2,153
FNMA mortgage-backed securities	421,456	2,451	(4,393)	419,514
FHLMC mortgage-backed securities	31,246	536	(248)	31,534
Collateralized mortgage obligations	8,913	13	(70)	8,856
Mortgage pass-through certificates	1,632,066	5,843	(7,557)	1,630,352

Total	$2,095,736	$8,941	$(12,268)	$2,092,409

(1)	GNMA stands for Government National Mortgage Association.

	September 30, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
GNMA mortgage-backed securities	$2,399	$116	$—	$2,515
FNMA mortgage-backed securities	450,997	4,806	(1,937)	453,866
FHLMC mortgage-backed securities	35,903	549	(155)	36,297
Collateralized mortgage obligations	63,442	40	(335)	63,147
Mortgage pass-through certificates	1,505,278	8,568	(4,690)	1,509,156

Total	$2,058,019	$14,079	$(7,117)	$2,064,981

Mortgage-backed securities available for sale as of December 31, 2003, by contractual maturity, and adjusted for anticipated repayments, are shown below.

	December 31, 2003
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$693,271	$692,438
Due after one year through five years	1,182,689	1,180,458
Due after five years through ten years	182,626	182,407
Due after ten years	37,150	37,106

Total	$2,095,736	$2,092,409

When BankUnited securitizes residential mortgage loans, the resulting securities are considered retained securities under SFAS140 until sold. At December 31, 2003, BankUnited’s retained securities from securitized loans, not including mortgage servicing rights, had a fair value of $30.1 million. These securities are included in BankUnited’s total mortgage-backed securities available for sale portfolio of $2.1 billion as of December 31, 2003. The total principal amount of loans underlying the retained securities as of December 31, 2003 was $30.2 million, none of which were 60 days or more past due. Credit losses do not affect the valuation due to FNMA’s and FHLMC’s full guarantee to BankUnited for losses on loans collateralizing the securities.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Earnings Per Share

The following tables reconcile basic and diluted earnings per share for the three months ended December 31, 2003 and 2002.

	For the Three Months Ended December 31,
	2003	2002
	(Dollars and shares in thousands, except per share data)
Basic earnings per share:
Numerator:
Net income	$11,550	$8,786
Preferred stock dividends	81	79

Net income available to common stockholders	$11,469	$8,707

Denominator:
Weighted average common shares outstanding	29,686	25,260

Basic earnings per share	$0.39	$0.34

Diluted earnings per share:
Numerator:
Net income available to common stockholders	$11,469	$8,707
Plus:
Convertible preferred stock dividends	81	79

Diluted net income available to common stockholders	$11,550	$8,786

Denominator:
Weighted average common shares outstanding	29,686	25,260
Plus:
Stock options and restricted stock	1,795	1,141
Convertible preferred stock	757	1,034

Diluted weighted average shares outstanding	32,238	27,435

Diluted earnings per share	$0.36	$0.32

Basic earnings per share is calculated by dividing net income, adjusted for dividends declared on preferred stock, by the weighted number of shares of common stock outstanding.

Diluted earnings per share is calculated under the treasury stock method by dividing net income by the weighted average number of shares of common stock outstanding, assuming conversion of outstanding convertible preferred stock from the beginning of the period, the exercise of stock options, and unvested restricted stock. Such adjustments to net income and the weighted average number of shares of common stock are made only when such adjustments dilute earnings per share. There was no antidilutive effect from stock options, restricted stock, and convertible securities during the three month periods ending December 31, 2003 and 2002.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Regulatory Capital

The Bank’s regulatory capital levels as of December 31, 2003 and September 30, 2003 were as follows:

	As of December 31, 2003	As of September 30, 2003
	(Dollars in thousands)
Tier 1 Leverage Capital
Amount	$526,368	$514,690
Actual Ratio	7.3%	7.3%
Well-Capitalized Minimum Ratio(1)	5.0%	5.0%
Adequately Capitalized Minimum Ratio(1)	4.0%	4.0%

Tier 1 Risk-Based Capital
Amount	$526,368	$514,690
Actual Ratio	15.4%	15.5%
Well-Capitalized Minimum Ratio(1)	6.0%	6.0%
Adequately Capitalized Minimum Ratio(1)	4.0%	4.0%

Total Risk-Based Capital
Amount	$543,119	$534,062
Actual Ratio	15.9%	16.1%
Well-Capitalized Minimum Ratio(1)	10.0%	10.0%
Adequately Capitalized Minimum Ratio(1)	8.0%	8.0%

(1)	Based on Office of Thrift Supervision regulations.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Comprehensive Income

BankUnited’s comprehensive income includes all items which comprise net income, plus other comprehensive income. For the three months ended December 31, 2003 and 2002 BankUnited’s other comprehensive income (loss) was as follows:

	For the Three Months Ended December 31,
	2003	2002
	(In thousands)
Net income	$11,550	$8,786
Other comprehensive loss, net of tax:
Unrealized loss arising during the period on securities, net of tax benefit of $3,781 and $1,149 for the three months ended December 31, 2003 and 2002, respectively	(7,022)	(2,049)
Unrealized gain (loss) on cash flow hedges, net of tax expense (benefit) of $58 and $(84) for the three months ended December 31, 2003 and 2002, respectively	103	(134)
Less reclassification adjustment for:
Realized (loss) gains on securities sold included in net income, net of tax (benefit) expense of $(8) and $569 for the three months ended December 31, 2003 and 2002, respectively	(16)	909

Total other comprehensive loss, net of tax	(6,935)	(1,274)

Comprehensive income	$4,615	$7,512

7.    Accounting For Derivatives and Hedging Activities

Loan Commitments

BankUnited commits to make one-to-four family residential mortgage loans with potential borrowers at specified interest rates for short periods of time, usually thirty days. If potential borrowers meet underwriting standards, these loan commitments obligate BankUnited to fund the loans, but do not obligate the potential borrower to accept the loans. If the borrowers do not allow the commitments to expire, the loans are funded, and either placed into BankUnited’s loan portfolio or held for sale. Based on historical experience, the interest rate environment, and the underlying loan characteristics, BankUnited estimates the amount of commitments that will ultimately become loans held for sale and treats those as derivatives during the commitment period. As derivatives, the changes in the fair value of the commitments are recorded in current earnings under other non-interest expense with an offset to the consolidated statement of financial condition in other assets. Fair values are based on observable market prices from third parties.

Forward Sales Contracts

BankUnited enters into forward sales contracts in order to economically hedge fair value exposure of loan commitments to a change in interest rates. Since both the loan commitments and forward sales contracts are derivatives, this hedging relationship does not qualify for hedge accounting under SFAS No. 133. Accordingly, the fair value changes of forward sales contracts, related to loan commitments, are also recorded in earnings under non-interest expense with an offset to the balance sheet in other liabilities.

These forward contracts extend beyond the loan commitment period and are also used to offset fair value exposure of loans held for sale to a change in interest rates. This relationship exists until either the loan is sold or until the forward contract expires. These forward contracts may be allocated to loans held for sale in a

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

relationship that qualifies for hedge accounting, in which case any ineffectiveness is charged to earnings under non-interest expense with an offset to the balance sheet in other liabilities. They may also be allocated to loans held for sale that are accounted for under the lower of cost or market method, in which case their changes in fair value are recorded in earnings under non-interest expense with an offset to the balance sheet in other liabilities.

Interest Rate Swaps and Caps

BankUnited enters into interest rate swap and cap contracts as fair value and cash flow hedges (“hedge”) for the purpose of hedging long-term fixed and variable rate debt (“hedged item”). All terms of the hedge contracts, with the exception of the right to defer interest payments, are the same as those of the hedged item. BankUnited expects these hedge contracts to be highly effective in offsetting interest costs of its long-term debt, and therefore applies hedge accounting treatment. Hedges used by BankUnited to offset interest costs from fixed long-term debt are treated as qualifying fair value hedges. The accounting treatment for fair value hedges is to record the change in fair value during the period of both the hedge and the hedged item into current earnings. Hedges used by BankUnited to offset interest costs from variable long-term debt are treated as qualifying cash flow hedges. The accounting treatment for cash flow hedges is to record the effective portion of the gain or loss on the hedge as a component of other comprehensive income, net of tax, with an offsetting amount recorded in either other assets or other liabilities. The amounts recorded in other accumulated comprehensive income will be reclassified into current earnings in the same period in which the hedged item affects earnings.

The following table summarizes certain information with respect to the use of derivatives and their impact on BankUnited’s financial statements during the three months ended December 31, 2003 and 2002:

	For the Three Months Ended December 31,
	2003	2002
	(In thousands)
Fair Value Hedges
Net gain recorded in earnings due to ineffectiveness	$80	$—

Cash Flow Hedges (1)
Amounts being reclassified out of comprehensive income into earnings within the 12 months	$162	$61

Other Derivatives (2)
Net gain recorded in earnings	$888	$9

(1)	There was no ineffectiveness related to cash flow hedges during the three months ended December 31, 2003 and 2002.

(2)	These derivatives are used by BankUnited to hedge interest rate risk, but do not qualify for hedge accounting treatment.

8.    Commitments and Contingencies

Standby letters of credit are off balance sheet instruments which represent conditional commitments issued by BankUnited to guarantee the performance of a customer to a third party. BankUnited had outstanding standby letters of credit, and risk participations, in the amount of $59.5 million and $51.6 million as of December 31, 2003 and September 30, 2003, respectively.

BankUnited is a party to certain claims and litigation arising in the ordinary course of business. In the opinion of management, the resolution of such claims and litigation will not materially affect BankUnited’s consolidated financial position or results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Form 10-Q, “BankUnited,” “we,” “us” and “our” refers to BankUnited and its subsidiaries on a consolidated basis. The following discussion and analysis and the related financial data present a review of BankUnited’s consolidated operating results for the three month period ended December 31, 2003 and 2002 and consolidated financial condition as of December 31, 2003. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in BankUnited’s Annual Report on Form 10-K for the year ended September 30, 2003.

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

BankUnited cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and are not historical facts. Actual results may differ materially from the results discussed in these forward-looking statements due to the following factors, among other things: general business and economic conditions, either nationally or regionally; changes or fluctuations in the interest rate environment; a deterioration in credit quality and/or a reduced demand for credit; reduced deposit flows and loan demand; competition from other financial services companies in our markets; legislative or regulatory changes, including changes in accounting standards, guidelines and policies; changes in the regulation of financial services companies; fiscal and monetary policies; the issuance or redemption of additional equity or debt securities; the concentration of operations in south Florida, if the Florida economy or real estate values decline; volatility in the market price of its common stock, the threat and impact of war and terrorism, reliance on other companies for products and services; and other economic, competitive, servicing capacity, governmental, regulatory and technological factors affecting the company’s operations, pricing, products and delivery of services. BankUnited cautions that the foregoing factors are not exclusive. BankUnited does not undertake, and specifically disclaims, any obligations to publicly release the result of any updates which might be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Critical Accounting Policies

BankUnited’s financial position and results of operations are impacted by management’s application of accounting policies involving judgments made to arrive at the carrying value of certain assets. In implementing its policies, management must make estimates and assumptions about the effect of matters that are inherently less than certain. Actual results could differ significantly from these estimates which could materially affect the amounts of our assets, liabilities, income and expenses. Critical accounting policies applied by BankUnited include the allowance for loan losses and the valuation of mortgage servicing rights pertaining to the sale or securitization of mortgage loans. A variety of estimates impact the carrying value of the loan portfolio, including the amount of the allowance for loan losses, the placement of loans on non-accrual status, and the valuation of loans held for sale and mortgage servicing rights. On a periodic basis, management obtains a valuation of mortgage servicing rights from an independent third party.

For a more detailed discussion on these critical accounting policies, see “Critical Accounting Policies” on page 20 of BankUnited’s Annual Report on Form 10-K for the year ended September 30, 2003.

RESULTS OF OPERATIONS

For the Three Months Ended December 31, 2003 Compared to the Same Period in 2002

General

Net income reached $11.6 million for the three months ended December 31, 2003, up 32% over $8.8 million for the same period in 2002. Basic and diluted earnings were $0.39 and $0.36 per share, respectively, for the quarter, up from $0.34 and $0.32 per share, respectively, for the same quarter last year. The increase in net income of $2.8 million for 2003 is primarily due to an increase in net interest income before provision for loan losses of $4.5 million driven by growth in average interest earning assets of $1.3 billion.

Analysis of Net Interest Income

Yields Earned and Rates Paid     The following table sets forth certain information relating to the categories of BankUnited’s interest-earning assets and interest-bearing liabilities for the periods indicated. All yield and rate information is calculated on an annualized basis by dividing the income or expense item for the period by the average balances during the period for the appropriate balance sheet item. Net interest margin is calculated by dividing net interest income by average interest-earning assets. Net interest spread is the difference between the yield earned on average interest earning assets and the rate paid on average interest bearing liabilities. Non-accrual loans are included for the appropriate periods, whereas recognition of interest on such loans is discontinued and any remaining accrued interest receivable is reversed, in conformity with generally accepted accounting principles and federal regulations. The yields and net interest margins appearing in the following table have been calculated on a pre-tax basis.

Yields Earned and Rates Paid

	For the Three Months Ended December 31,
	2003			2002
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, net(1)	$4,286,556	$54,361	5.07%	$4,030,151	$61,213	6.07%
Mortgage-backed securities	2,101,452	19,797	3.77	1,206,202	13,671	4.53
Short-term investments(2)	16,775	92	2.13	13,936	117	3.28
Investment securities and FHLB stock	420,896	4,523	4.29	258,361	3,259	5.03

Total interest-earning assets	6,825,679	78,773	4.61	5,508,650	78,260	5.68

Interest-bearing liabilities:
NOW and money market	562,598	960	0.68	499,852	1,517	1.20
Savings	868,653	3,598	1.65	735,659	4,071	2.20
Certificates of deposit	1,814,463	13,712	3.01	1,745,690	17,056	3.88
Trust preferred securities and subordinated debentures(3)	168,231	2,424	5.76	265,128	4,876	7.36
Senior notes	200,000	3,436	6.87	200,000	2,815	5.63
FHLB advances and other borrowings	2,902,562	22,564	3.04	1,843,072	20,317	4.31

Total interest-bearing liabilities	$6,516,507	$46,694	2.83	$5,289,401	$50,652	3.78

Excess of interest-earning assets over interest-bearing liabilities	$309,172			$219,249

Net interest income		$32,079			$27,608

Interest rate spread			1.78%			1.90%

Net interest margin			1.91%			2.04%

Ratio of interest-earning assets to interest-bearing liabilities	104.74%			104.15%

Note	The yields and rates along with the corresponding interest rate spread and net interest margin represent the yields earned and rates paid on BankUnited’s interest-earning assets and interest-bearing liabilities, respectively, for the periods presented and do not include any estimates of the effect that accelerated amortization of premiums or discounts would have on the yields earned. The yields are annualized and are not calculated on a tax equivalent basis.
(1)	Includes loans held for sale. Also includes average non-accruing loans of $33 million and $30 million for the three months ended December 31, 2003 and 2002, respectively.
(2)	Short-term investments include FHLB overnight deposits, federal funds sold, securities purchased under agreements to resell, and certificates of deposit.
(3)	Includes the effect of interest rate swaps. For more information on interest rate swaps see accompanying Condensed Notes to Consolidated Financial Statements.

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

	For the Three Month Period Ended December 31, 2003 vs. 2002
	Increase (Decrease) Due to
	Changes in Volume	Changes in Rate	Changes in Rate/ Volume	Total Increase/ (Decrease)
	(Dollars in thousands)
Interest income attributable to:
Loans, net	$3,891	$(10,075)	$(668)	$(6,852)
Mortgage-backed securities	10,139	(2,292)	(1,721)	6,126
Short-term investments(1)	23	(40)	(8)	(25)
Investment securities and FHLB stock	2,044	(478)	(302)	1,264

Total interest-earning assets	16,097	(12,885)	(2,699)	513

Interest expense attributable to:
NOW/Money market	188	(650)	(95)	(557)
Savings	731	(1,012)	(192)	(473)
Certificates of deposit	667	(3,797)	(214)	(3,344)
Trust Preferred Securities and subordinated debentures(2)	(1,783)	(1,061)	392	(2,452)
Senior notes	—	620	1	621
FHLB advances and other borrowings	11,416	(5,852)	(3,317)	2,247

Total interest-bearing liabilities	11,219	(11,752)	(3,425)	(3,958)

Increase (decrease) in net interest income	$4,878	$(1,133)	$726	$4,471

(1)	Short-term investments include FHLB overnight deposits, federal funds sold, securities purchased under agreements to resell, and certificates of deposit.
(2)	Includes the effect of interest rate swaps. See Note 7 of the accompanying condensed notes to consolidated financial statements for more information on interest rate swaps.

Net interest income before provision for loan losses was $32 million for the three months ended December 31, 2003, a $4.5 million improvement over the same period in 2002. The total increase is due to three factors: an increase of $4.9 million due to volume increases, a decrease of $1.1 million due to changes in yields and rates, and an increase of $0.7 million related to rate/volume (see definition of changes in rate/volume provided in the Rate/Volume Analysis table).

Net interest margin for the three months ended December 31, 2003 was 1.91% compared to 2.04% for the same period in 2002. This decline in net interest margin is reflective of declining interest rates and the high level of residential pre-payments and refinancing activity during fiscal 2003. The refinancing activity impacting the industry as a whole resulted in a larger decline on the yield of earning assets than the decline in the cost of interest bearing liabilities. Efforts to reduce the volume of trust preferred securities and subordinated debentures helped to reduce the impact of margin compression by reducing the overall cost of long-term debt. Evidence of improvement can be seen when comparing the net interest margin for the three months ended December 31, 2003 of 1.91% to the previous quarter’s net interest margin of 1.81%.

Interest Income.    Interest income increased by $0.5 million for the three months ended December 31, 2003, compared to the same period in 2002. This is the net result of an increase of $16.1 million due to an increase in volume of interest earning assets, offset by a decrease due to a reduction in rates earned on those assets of $12.9, and a decrease of $2.7 million due to changes in rate/volume.

The volume related increases stem mostly from an increase in interest earned on mortgage-backed securities of $10 million and also includes increases of $3.9 million and $2.0 million from interest earned on loans, and investment securities and FHLB stock, respectively. The rate related decreases stem mostly from a decrease in interest earned on loans of $10.1 million, and a decrease of $2.3 million from interest earned on mortgage-backed securities, respectively.

Interest Expense.    Interest expense decreased by $4.0 million for the three months ended December 31, 2003, compared to the same period in 2002. This is the result of an increase of $11.2 million due to an increase in volume of interest bearing liabilities, offset by a decrease of $11.8 million due to a reduction in rates paid on those liabilities, and a decrease of $3.4 million due to changes in rate/volume.

The volume related increases stem almost exclusively from an increase in FHLB advances and other borrowings increasing interest expense by $11.4 million. The rate related decreases stem mostly from a decrease in interest paid on FHLB advances and other borrowings of $5.9 million, a decrease of $3.8 million from interest paid on certificates of deposit, and decreases of $1.0 million from interest paid on both savings, and trust preferred securities and subordinated debentures.

Provision for loan losses.    The decrease in the provision for loan losses for the three months ended December 31, 2003 of $0.3 million reflects the overall decrease in non-performing assets and a low level of charge-offs. See Asset Quality for more information concerning BankUnited’s allowance for loan losses.

Analysis of Non-Interest Income and Expenses

	For the Three Months Ended December 31,
	2003	2002	Change
	(Dollars in thousands)
Non-interest income:
Loan servicing fees	$738	$458	$280	61.1%
Amortization of mortgage servicing rights	(1,511)	(1,250)	(261)	(20.9)%
Loan fees	939	1,043	(104)	(10.0)%
Deposit fees	1,119	1,029	90	8.7%
Other fees	480	293	187	63.8%
Net (loss) gain on sale of investment and mortgage-backed securities	(595)	597	(1,192)	(199.7)%
Net gain on sale of loans and other assets	1,752	2,066	(314)	(15.2)%
Insurance and investment services income	942	694	248	35.7%
Other	1,198	810	388	47.9%

Total non-interest income	$5,062	$5,740	$(678)	(11.8)%

Total non-interest income for the three months ended December 31, 2003 decreased 12% from the same period in 2002, primarily due to a reduction in mortgage loan sales.

Loan servicing fees for the three months ended December 31, 2003 increased by 61% compared to the same period in 2002 to reach $0.7 million, reflecting the growth of loans serviced for others. BankUnited amortized $1.5 million of servicing rights for the three months ended December 31, 2003, compared to $1.3 million for the same period in 2002, also due to the growth of loans serviced for others.

Fee income, including loan fees, deposit fees and other fees, but excluding loan servicing fees, was $2.5 million and contributed to the growth in non-interest income for the three months ended December 31, 2003 for an increase of 7% in the aggregate. This increase is the result of growth in core deposits and sales of other banking products and services.

BankUnited realized a net loss of $0.6 million on the sale of investments and mortgage-backed securities during the three months ended December 31, 2003, which was generated from BankUnited’s securitization activities. During the same period in 2002, BankUnited realized a net gain of $0.6 million on the sale of investment and mortgage-backed securities comprised of $0.8 million of losses generated from BankUnited’s securitization activities, and $1.4 million of gains from the sale of investment securities.

The net gain on sale of loans and other assets of $1.8 million during the three months ended December 31, 2003, is due mostly from the recognition of mortgage servicing rights associated with loan securitization activity. The net gain on sale of loans and other assets of $2.1 million during the same period in 2002 includes gains from the recognition of mortgage servicing rights of $2.6 million.

Included in the insurance and investment services income for the three months ended December 31, 2003, is approximately $1 million in commissions from the sale of annuity and other investment products. This amount represents an increase of 49% over such sales during the same period in 2002.

Increases in the cash surrender value of bank-owned life insurance are reported in other non-interest income and represent the majority of the 48% increase in that category for the three months ended December 31, 2003, compared to the same period in 2002. During the three months ended December 31, 2003, the cash surrender value of bank-owned life insurance increased by $1.1 million compared to $0.8 million for the same period in 2002.

	For the Three Months Ended December 31,
	2003	2002	Change
	(Dollars in thousands)
Non-interest expenses:
Employee compensation and benefits	$10,061	$8,661	$1,400	16.2%
Occupancy and equipment	3,704	2,948	756	25.6%
Telecommunications and data processing	1,384	1,210	174	14.4%
Advertising and promotion expense	1,151	1,187	(36)	(3.0)%
Professional fees — legal and accounting	1,320	1,147	173	15.1%
Loan closing expense	743	826	(83)	(10.0)%
Postage and courier	422	317	105	33.1%
Loan servicing expense(1)	156	485	(329)	(67.8)%
Insurance	357	280	77	27.5%
Other operating expenses	(185)	1,174	(1,359)	(115.8)%

Total non-interest expenses	$19,113	$18,235	$878	4.8%

(1)	Loan servicing expense relates to loans serviced by others.

BankUnited strives to closely manage the impact of growth on expenses while continuing the company’s strategic investment in infrastructure, new banking offices, and the hiring of new talent to perform vital roles. Total non-interest expense increased $0.9 million or 4.8% for the three months ended December 31, 2003, compared to the same period in 2002. Included in other operating expenses for 2003, is a gain of $1 million from fair value adjustments to derivatives. See note 7. Accounting for Derivatives and Hedging Activities.

Provision for Income Taxes.    The effective income tax rate for the three months ended December 31, 2003 was 32.3% compared to 36.4% for the same period in 2002. The reduction in the effective tax rate resulted from tax-planning strategies that reduced the taxable income. BankUnited and its subsidiaries file tax returns in each of the tax jurisdictions in which they operate and are subject to the interpretation of the tax laws by each of those jurisdictions. No tax return is currently subject to examination.

LIQUIDITY

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

Significant Uses of Funds

During the three months ended December 31, 2002, BankUnited funded $222 million in loans held for sale compared to $74 million for the same period in 2003. This decrease in funding of loans explains the majority of the decrease in cash used by operating activities from $185 million for the three months ended December 31, 2002, compared to $7 million in 2003.

During the three months ended December 31, 2003, BankUnited funded $825 million of loans as compared to $566 million in the same period of 2002. In addition, BankUnited purchased $278 million of investment and mortgage-backed securities during the three months ended December 31, 2003 compared to $846 million in the same period of 2002. BankUnited used $20 million to purchase additional bank-owned life insurance during the three months ended December 31, 2002; there were no such purchases during the same period in 2003.

Significant Sources of Funds

During the three months ended December 31, 2003, BankUnited received $566 million in payments on loans compared to $570 million for the same period in 2002. Proceeds from repayment of mortgage-backed securities for the three months ended December 31, 2003 were $219 million compared to $244 million for the same period in 2002. BankUnited sold $94 million of mortgage-backed securities during the three months ended December 31, 2003 compared to $140 million for the same period in 2002. In addition, BankUnited sold $40 million of investment securities during the three months ended December 31, 2002, none for the same period in 2003. BankUnited received $103 million from additional other borrowings during the three months ended December 31, 2003 compared to $191 million for the same period in 2002. BankUnited received $48 million from additional deposits during the three months ended December 31, 2003 compared to $50 million for the same period in 2002.

BankUnited is not aware of any events, or uncertainties, which may impede liquidity in the short or long-term.

Cash and cash equivalents decreased by $43 million for the three months ended December 31, 2003, to $184 million versus $227 million at September 30, 2003.

As of December 31, 2003, BankUnited had $688 million in investments and mortgage-backed securities pledged against securities sold under agreements to repurchase with an outstanding balance of $620 million.

As of December 31, 2003 BankUnited had approximately $168 million in an available line of credit with the FHLB of Atlanta.

FINANCIAL CONDITION

The following is a discussion of significant changes from September 30, 2003 to December 31, 2003 in the Statement of Financial Condition. For a discussion of changes in cash and cash equivalents, see LIQUIDITY.

Assets continue to grow, and now total $7.2 billion versus $7.1 billion at September 30, 2003. The Bank is well capitalized, with core and risk-based capital ratios of 7.3% and 15.9%, respectively.

Assets

Mortgage-backed securities available for sale.    Mortgage-backed securities available for sale increased by $27.4 million during the quarter to reach $2.1 billion as of December 31, 2003. This net increase is primarily due to purchases of $268 million and securitizations of $88 million, offset by repayments of $219 million, sales of $95 million, and unrealized losses of $10 million.

(See Note 3. Securities Portfolio of BankUnited’s condensed notes to consolidated financial statements for information on investment and mortgage-backed securities).

Loans.    Loans receivable, net (including loans held for sale) increased by $112 million during the quarter to reach $4.3 billion as of December 31, 2003. During the three months ended December 31, 2003, BankUnited funded $825 million of loans, which was offset by repayments of $566 million, securitizations of $88 million, sales of $57 million, and a transfer to real estate owned of $1.6 million. The majority of the growth in the portfolio was in one-to-four family residential.

Loans Receivable

Loans receivable held for investment consist of the following:

	As of December 31, 2003		As of September 30, 2003
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
One-to-four family residential:
Residential mortgages	$2,868,710	68.4%	$2,653,515	67.4%
Specialty consumer mortgages	643,747	15.4	613,287	15.5

Total one-to-four family residential	3,512,457	83.8	3,266,802	82.9
Multi-family	34,960	0.8	32,583	0.8
Commercial real estate	200,623	4.8	196,237	5.0
Construction	120,211	2.9	132,778	3.4
Land	34,569	0.8	27,569	0.7

Total real estate loans	3,902,820	93.1	3,655,969	92.8

Other loans:
Commercial	139,307	3.3	152,663	3.9
Consumer(1)	131,659	3.1	116,445	3.0

Total other loans	270,966	6.4	269,108	6.9

Total loans held in portfolio	4,173,786	99.5	3,925,077	99.7
Unearned discounts, premiums and deferred fees, net	40,696	1.0	36,806	0.9
Allowance for loan losses	(22,125)	(0.5)	(22,295)	(0.6)

Total loans held in portfolio, net	4,192,357	100.0%	3,939,588	100.0%

Mortgage loans held for sale	145,701		286,796

Total loans, net	$4,338,058		$4,226,384

(1)	Includes home equity loans and lines of credit

Liabilities

Deposits. Deposits grew by $48 million during the quarter to reach $3.3 billion as of December 31, 2003. The increase results from an increase in core deposits of $55 million, offset by a decrease in certificates of deposit of $7 million.

Securities sold under agreements to repurchase. Securities sold under agreements to repurchase increased by $103 million or 20% for the quarter to reach $620 million as of December 31, 2003. BankUnited utilized more of these borrowings during the quarter to take advantage of favorable rates.

Advance payments by borrowers for taxes and insurance. Advance payments by borrowers for taxes and insurance decreased by $33 million, or 70%, during the quarter to $14 million as of December 31, 2003. This decrease reflects tax payments by BankUnited during the three months ended December 31, 2003.

Asset Quality

Non-performing assets as of December 31, 2003 were $29.8 million, which represents a decrease of $12.5 million, or 29%, from $42.3 million as of September 30, 2003. BankUnited places great importance on safeguarding its credit quality, and supports this through high credit standards and a centralized credit policy area. The net annualized charge-off ratio decreased from 0.08% at September 30, 2003 to 0.05% at December 31, 2003.

BankUnited’s allowance for loan losses as a percentage of total loans is currently at 0.51% as of December 31, 2003, down from 0.52% as of September 30, 2003. Management believes this allowance to be prudent given the composition of its loan portfolio, with more than 90% secured by real estate.

The following table sets forth additional information concerning BankUnited’s non-performing assets at December 31, 2003 and September 30, 2003.

	December 31, 2003	September 30, 2003
	(Dollars in thousands)
Non-accrual loans	$25,841	$37,080
Restructured loans	304	306
Loans past due 90 days and still accruing	—	276

Total non-performing loans	26,145	37,662
Non-accrual tax certificates	262	334
Real estate owned	3,414	4,290

Total non-performing assets	29,821	42,286

Allowance for losses on tax certificates	251	355
Allowance for loan losses	22,125	22,295

Total allowance	$22,376	$22,650

Non-performing assets as a percentage of total assets	0.41%	0.59%
Non-performing loans as a percentage of total loans	0.60%	0.89%
Allowance for loan losses as a percentage of total loans	0.51%	0.52%
Allowance for loan losses as a percentage of non-performing loans	84.62%	59.20%
Net annualized year-to-date charge-offs as a percentage of average total loans	0.05%	0.08%

The following table sets forth the change in BankUnited’s allowance for loan losses for the three months ended December 31, 2003.

	For the Three Months Ended
	December 31, 2003	December 31, 2002
	(In thousands)
Allowance for loan losses, balance (at beginning of period)	$22,295	$20,293
Provisions for loan losses	975	1,300
Loans charged off:
One-to-four family residential mortgages(1)	(135)	(81)
Commercial business	(607)	(637)
Consumer(1)	(13)	(33)

Total loans charged off	(755)	(751)

Recoveries:
One-to-four family residential mortgages(1)	192	—
Commercial business	11	5
Consumer(1)	6	6

Total recoveries	209	11

Reclassification of letter of credit reserve to other liabilities	(599)	—

Allowance for loan losses, balance (at end of period)	$22,125	$20,853

(1)	Specialty consumer mortgage loans originated through our branch network are included in one-to-four family residential loans.

The following table sets forth BankUnited’s allocation of the allowance for loan losses by category as of December 31, 2003 and September 30, 2003.

	December 31, 2003	September 30, 2003
	(In thousands)
Balance at the end of the period applicable to:
One-to-four family residential mortgages(1)	$4,006	$3,807
Multi-family residential mortgages	280	358
Commercial real estate	3,007	4,166
Construction	962	1,461
Land	277	303
Commercial business	8,721	8,128
Consumer(1)	2,386	2,415
Unallocated	2,486	1,657

Total allowance for loan losses	$22,125	$22,295

(1)	Specialty consumer mortgage loans originated through our branch network are included in one-to-four family residential loans.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The discussion contained in BankUnited’s Annual Report on Form 10-K for the year ended September 30, 2003, under Item 7a, “Quantitative and Qualitative Disclosures about Market Risk,” provides detailed quantitative and qualitative disclosures about market risk and should be referenced for information thereon. In addition, the following discussion addresses the sources and effects of developments during the three months ended December 31, 2003 which related to risks associated with investments and mortgage-backed securities.

Risks Associated with Changing Interest Rates.    As a financial intermediary, BankUnited invests in various types of interest-earning assets (primarily loans, mortgage-backed securities, and investment securities), which are funded largely by interest-bearing liabilities (primarily deposits, FHLB advances, senior notes, and Trust Preferred Securities). Such financial instruments have varying levels of sensitivity to changes in market interest rates, which creates interest rate risk for BankUnited. Accordingly, BankUnited’s net interest income, the most significant component of its net income, is subject to substantial volatility due to changes in interest rates or market yield curves, particularly if there are differences, or gaps, in the re-pricing frequencies of its interest-earning assets and the interest-bearing liabilities which fund them. BankUnited monitors such interest rate gaps and seeks to manage its interest rate risk by adjusting the re-pricing frequencies of its interest-earning assets and interest-bearing liabilities. Additionally, BankUnited utilizes derivative financial instruments designed to reduce the interest rate risks associated with its interest-earning assets and interest-bearing liabilities.

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

Derivative and Hedging Activities.    BankUnited uses derivative instruments as part of its interest rate risk management activities to reduce risks associated with its loan origination and borrowing activities. Derivatives used for interest rate risk management include various interest rate swaps and caps that relate to the pricing of specific on-balance sheet instruments and forecasted transactions. In connection with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), we recognize all derivatives as either assets or liabilities on the consolidated balance sheet and report them at fair value with realized and unrealized gains and losses included in either earnings or in other comprehensive income, depending on the purpose for which the derivative is held and whether the derivative qualifies for hedge accounting.

BankUnited uses interest rate swap and cap agreements that qualify as fair value hedges and those that qualify as cash flow hedges. Fair value hedges are used to hedge fixed rate debt. BankUnited uses cash flow hedges to hedge interest rate risk associated with variable rate debt.

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

PART II—OTHER INFORMATION

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At BankUnited’s annual meeting of stockholders held on January 30, 2004, the stockholders voted on the election of two Class II directors to serve for a three-year term expiring in 2007, and the election of one Class III director with a term expiring in 2005.

The stockholders voted to elect the nominees for Class II directors as follows:

	Votes For	Votes Withheld
Lawrence H. Blum	4,776,304	72,374
Sharon A. Brown	4,806,620	42,059

The stockholders voted to elect the nominee for Class III director as follows:

	Votes For	Votes Withheld
Dr. Albert E. Smith	4,810,961	37,717

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

10.1	Change in Control Agreement between BankUnited Financial Corporation and Bernardo Argudin.*

10.2	Form of Amendment to Employment Agreement between BankUnited Financial Corporation and Alfred R. Camner.*

31.1	Certification of the Chief Executive Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Contract with Management.

(b) Reports on Form 8-K.

A current Report on Form 8-K was filed on October 27, 2003 relating to BankUnited’s October 27, 2003 press release setting forth BankUnited’s fourth quarter 2003 earnings.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

BANKUNITED FINANCIAL CORPORATION

/s/  Humberto L. Lopez

By:

Humberto L. Lopez

Senior Executive Vice President and Chief Financial Officer

Date:    February 12, 2004

/s/  Bernardo Argudin

By:

Bernardo Argudin

Senior Vice President and Principal Accounting Officer

Exhibit Index

Exhibit No.	Description

10.1	Change in Control Agreement between BankUnited Financial Corporation and Bernando Argudin.

10.2	Form of Amendment to Employment Agreement between BankUnited Financial Corporation and Alfred R. Camner.

31.1	Certification of the Chief Executive Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.