Form 10-Q
period 2004-03-31
BANKUNITED FINANCIAL CORP
filed 2004-05-12
CIK 894490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

The number of shares outstanding of the registrant’s common stock at the close of business on May 5, 2004 was 29,444,797 shares of Class A Common Stock, $.01 par value, and 536,562 shares of Class B Common Stock, $.01 par value.

This Form 10-Q contains 36 pages.

The Index to Exhibits appears on page 36.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q REPORT FOR THE QUARTER ENDED MARCH 31, 2004

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2004	September 30, 2003
	(Dollars in thousands, except share data)
Assets:
Cash	$36,763	$28,810
Federal Home Loan Bank overnight deposits	7,485	195,365
Federal funds sold	829	2,723
Investments available for sale, at fair value	339,506	296,677
Mortgage-backed securities available for sale, at fair value	2,226,105	2,064,981
Mortgage loans held for sale	123,590	286,796
Loans held in portfolio	4,555,023	3,925,077
Add: Unearned discounts, premiums and deferred fees, net	44,883	36,806
Less: Allowance for loan losses	(22,665)	(22,295)

Loans held in portfolio, net	4,577,241	3,939,588

FHLB stock and other earning assets	131,130	123,431
Office properties and equipment, net	22,198	20,278
Real estate owned	2,975	4,290
Accrued interest receivable	29,142	28,452
Mortgage servicing rights	13,585	12,930
Goodwill	28,353	28,353
Bank-owned life insurance	86,204	84,155
Prepaid expenses and other assets	24,897	28,314

Total assets	$7,650,003	$7,145,143

Liabilities and Stockholders’ Equity:
Liabilities:
Interest bearing deposits	$3,190,898	$3,038,594
Non-interest bearing deposits	235,346	197,512
Securities sold under agreements to repurchase	738,567	517,297
Advances from Federal Home Loan Bank	2,614,319	2,460,291
Senior notes	—	200,000
Convertible debt	120,000	—
Trust preferred securities and subordinated debentures	165,544	162,219
Interest payable	13,180	14,331
Advance payments by borrowers for taxes and insurance	27,000	47,081
Payable for securities purchased pending settlement	25,359	—
Accrued expenses and other liabilities	41,714	60,445

Total liabilities	7,171,927	6,697,770

Commitments and Contingencies (See notes 8 and 9)

Stockholders’ Equity:
Preferred Stock, $0.01 par value	8	7
Authorized shares—10,000,000 Issued shares—793,405 and 739,007 Outstanding shares—766,685 and 712,287 Treasury shares—26,720	(528)	(528)
Class A common stock, $0.01 par value	297	295
Authorized shares—60,000,000 Issued shares—29,736,553 and 29,476,616 Outstanding shares—29,399,061 and 29,139,124 Treasury shares—337,492	(2,891)	(2,891)
Class B common stock, $0.1 par value	6	6
Authorized shares—3,000,000 Issued shares—622,762 and 580,262 Outstanding shares—536,562 Treasury shares—86,200 and 43,700	(1,010)	(485)
Additional paid-in capital	331,795	328,017
Retained earnings	139,778	116,370
Deferred compensation	1,039	794
Accumulated other comprehensive income	9,582	5,788

Total stockholders’ equity	478,076	447,373

Total liabilities and stockholders’ equity	$7,650,003	$7,145,143

See accompanying condensed notes to consolidated financial statements

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2004	2003	2004	2003
	(Dollars and shares in thousands, except per share data)
Interest income:
Interest and fees on loans	$55,095	$58,421	$109,456	$119,634
Interest on mortgage-backed securities	20,189	19,296	39,986	32,967
Interest on short-term investments	123	110	215	227
Interest and dividends on long-term investments and other interest-earning assets	4,932	3,463	9,383	6,722

Total interest income	80,339	81,290	159,040	159,550

Interest expense:
Interest on deposits	17,902	21,112	36,172	43,756
Interest on borrowings	25,151	24,754	51,151	47,886
Preferred dividends of subsidiary trusts	2,322	5,259	4,674	10,135

Total interest expense	45,375	51,125	91,997	101,777

Net interest income before provision for loan losses	34,964	30,165	67,043	57,773
Provision for loan losses	1,200	1,250	2,175	2,550

Net interest income after provision for loan losses	33,764	28,915	64,868	55,223

Non-interest income:
Loan servicing fees, net of amortization	(317)	(1,090)	(1,090)	(1,882)
Impairment of mortgage servicing rights	(1,200)	—	(1,200)	—
Loan fees	994	1,146	1,933	2,190
Deposit fees	1,044	991	2,163	2,020
Other fees	459	312	939	604
Net (loss) gain on sale of investments and mortgage-backed securities	333	158	(262)	755
Net gain on sale of loans and other assets	1,528	1,702	3,280	3,768
Insurance and investment services income	1,184	626	2,126	1,320
Other	1,084	2,212	2,282	3,022

Total non-interest income	5,109	6,057	10,171	11,797

Non-interest expenses:
Employee compensation and benefits	10,004	9,708	20,065	18,369
Occupancy and equipment	4,332	3,005	8,036	5,953
Telecommunications and data processing	1,409	1,209	2,793	2,419
Advertising and promotion expense	1,287	1,256	2,438	2,443
Professional fees-legal and accounting	1,024	1,200	2,344	2,347
Loan closing fees	672	709	1,415	2,202
Loan servicing expense	131	362	287	847
Postage and courier	447	349	869	666
Insurance	370	289	727	569
Other operating expenses	1,526	3,224	1,341	3,731

Total non-interest expenses	21,202	21,311	40,315	39,546

Income before income taxes	17,671	13,661	34,724	27,474
Provision for income taxes	5,633	4,055	11,136	9,082

Net income	$12,038	$9,606	$23,588	$18,392

Earnings Per Share:
Basic earnings per share	$0.40	$0.37	$0.79	$0.72

Diluted earnings per share	$0.37	$0.35	$0.72	$0.67

Weighted average number of common shares outstanding:
Basic	29,835	25,539	29,760	25,398
Diluted	32,683	27,710	32,553	27,572

See accompanying condensed notes to consolidated financial statements

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	For the Six Months Ended March 31, 2004 and 2003
	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Deferred Compensation	Accumulated Other Comprehensive Income Net of Tax	Total Stockholders’ Equity
	(In thousands)
Balance at September 30, 2003	$7	$301	$328,017	$116,370	$(3,904)	$794	$5,788	$447,373
Comprehensive income:
Net income for the six months ended March 31, 2004	—	—	—	23,588	—	—	—	23,588
Other comprehensive income, net of tax	—	—	—	—	—	—	3,794	3,794

Total comprehensive income	—	—	—	—	—	—	—	27,382
Payment of preferred stock dividends		—	—	(180)	—	—	—	(180)
Deferral of compensation	—	—	—	—	—	245	—	245
Purchase of stock	—	—	—	—	(525)	—	—	(525)
Stock options and restricted stock	1	2	3,778	—	—	—	—	3,781

Balance at March 31, 2004	$8	$303	$331,795	$139,778	$(4,429)	$1,039	$9,582	$478,076

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Deferred Compensation	Accumulated Other Comprehensive Income Net of Tax	Total Stockholders’ Equity
	(In thousands)
Balance at September 30, 2002	$6	$255	$253,511	$77,566	$(3,322)	$528	$16,605	$345,149
Comprehensive income:
Net income for the six months ended March 31, 2003	—	—	—	18,392	—	—	—	18,392
Other comprehensive income, net of tax	—	—	—	—	—	—	2,817	2,817

Total comprehensive income	—	—	—	—	—	—	—	21,209
Payment of preferred stock dividends	—	—	—	(158)	—	—	—	(158)
Deferral of compensation	—	—	—	—	—	169	—	169
Purchase of stock	—	—	—	—	(485)	—	—	(485)
Stock options and restricted stock	1	5	3,696	—	—	—	—	3,702

Balance at March 31, 2003	$7	$260	$257,207	$95,800	$(3,807)	$697	$19,422	$369,586

See accompanying condensed notes to consolidated financial statements

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended March 31,
	2004	2003
	(In thousands)
Cash flows used in operating activities	$(58,056)	$(293,465)
Cash flows from investing activities:
Net increase in loans	(577,036)	(28,794)
Purchase of investment securities available for sale	(51,347)	(77,461)
Purchase of mortgage-backed securities available for sale	(663,746)	(1,225,953)
Purchase of other earning assets	(56,049)	(59,248)
Purchase of bank-owned life insurance	—	(20,000)
Purchase of office properties and equipment	(4,075)	(1,698)
Proceeds from repayments of investment securities available for sale	33	—
Proceeds from repayments of mortgage-backed securities available for sale	403,370	491,334
Proceeds from repayments of other earning assets	48,350	49,450
Proceeds from sale of investment securities available for sale	11,044	40,892
Proceeds from sale of mortgage-backed securities available for sale	297,194	274,078
Proceeds from sale of real estate owned and other assets	4,198	919

Net cash used in investing activities	(588,064)	(556,481)

Cash flows from financing activities:
Net increase in deposits	190,138	96,041
Net decrease in Federal Home Loan Bank advances	154,028	203,182
Net increase in other borrowings	221,270	177,719
Guarantee fees for senior notes	—	(113)
Maturity of senior notes	(200,000)	—
Redemption of Trust Preferred Securities	—	(46,501)
Proceeds from issuance of convertible debt	116,661	—
Net proceeds from issuance of Trust Preferred Securities	—	51,080
Net proceeds from issuance of stock	2,463	2,857
Dividends paid on preferred stock	(180)	(158)
Decrease in advances from borrowers for taxes and insurance	(20,081)	(18,788)

Net cash provided by financing activities	464,299	465,319

(Decrease) increase in cash and cash equivalents	(181,821)	384,627
Cash and cash equivalents at beginning of period	226,898	472,290

Cash and cash equivalents at end of period	$45,077	$87,663

Supplemental disclosure of non-cash investing and financing activities:
Securitization of mortgage loans held for sale	$177,051	$286,132
Transfer of loans held for sale to portfolio	$70,760	$—
Securities purchased pending settlement	$25,359	$96,651

See accompanying condensed notes to consolidated financial statements

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Principles of Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of BankUnited Financial Corporation (“BankUnited”) and its subsidiaries, including BankUnited, FSB (the “Bank”), with the exception of BankUnited’s trust subsidiaries which do not meet the criteria for consolidation under FASB Interpretation No. 46, (see discussion FIN No. 46R in note 2. Impact of Certain Accounting Pronouncements). All significant intercompany transactions and balances associated with consolidated subsidiaries have been eliminated.

The unaudited consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2004. These condensed notes should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in BankUnited’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

Certain prior period amounts have been reclassified to conform to the March 31, 2004 consolidated financial statements presentation.

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

The disclosure requirements under SFAS No. 148 for interim financial statements are effective and were adopted by BankUnited on January 1, 2003. The following table provides the required disclosures for the three and six-month periods ended March 31, 2004 compared to the same period in the prior year:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2004	2003	2004	2003
	(Dollars in thousands)
Net income, as reported	$12,038	$9,606	$23,588	$18,392
Add: Total stock-based employee and director compensation expense included in net income, net of related tax effects	474	95	674	160
Deduct: Total stock-based employee and director compensation expense determined under the fair value based method for all awards, net of related tax effects	(962)	(502)	(1,520)	(943)

Pro forma net income	$11,550	$9,199	$22,742	$17,609

Earnings per share:
Basic — as reported	$0.40	$0.37	$0.79	$0.72
Basic — pro forma	$0.38	$0.36	$0.76	$0.69
Diluted — as reported	$0.37	$0.35	$0.73	$0.67
Diluted — pro forma	$0.35	$0.33	$0.70	$0.64
Assumptions for weighted average grant-date fair value of options using the Black Scholes option pricing model are as follows:
Dividend yield	—	—	—	—
Expected volatility	36%	38%	36%	38%
Risk free interest rate	3.24%	3.23%	3.24%	3.23%
Expected life (years)	5.15	5.50	5.15	5.50

(b)    Impact of New Accounting Pronouncements

FIN 46R

On December 24, 2003, the FASB issued a revision to Interpretation 46 (“FIN 46R”) to clarify some of the provisions of FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). Under the new guidance contained in FIN 46R, special effective date provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Under the original provisions of FIN 46, beginning with the interim period beginning after June 15, 2003, BankUnited would no longer consolidate variable interest entities in which a variable interest was acquired prior to February 1, 2003 that do not meet the consolidation criteria under FIN 46. Under the new guidance contained in FIN 46R, the effective date has been moved up to the first interim period ending after December 15, 2003 for special purpose entities only. As a result of FIN 46, BankUnited recognizes investments in common securities of its non-consolidated trust subsidiaries in other assets and reports the amount of subordinated debentures issued by BankUnited Financial Corporation to those trust subsidiaries in the liability section of its Consolidated Statement of Financial Condition. Currently, BankUnited is the primary beneficiary, and therefore consolidates only one of its trust subsidiaries. FIN 46 does not require restatement of prior year balances. FIN 46R has not had a significant impact on BankUnited’s consolidated financial condition or results of operations. The following information is being provided in accordance with disclosure requirements of FIN 46R.

BankUnited operates wholly-owned trust subsidiaries (“Trust Subsidiaries”) for the purpose of issuing Trust Preferred Securities and investing the proceeds from the sale thereof in Junior Subordinated Deferrable Interest Debentures issued by BankUnited (the “Subordinated Debentures”). All of the proceeds of the Trust Preferred

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securities plus common securities issued by the Trust Subsidiaries are invested in Subordinated Debentures, which represent the sole assets of the Trust Subsidiaries. The Trust Preferred Securities pay preferential cumulative cash distributions at the same rate as the Junior Subordinated Debentures held by the Trust Subsidiaries. As of March 31, 2004, BankUnited had an investment in the common stock of its Trust Subsidiaries of $7 million and Subordinated Debentures sold to its Trust Subsidiaries totaling $168 million. The Trust Subsidiaries had liabilities of $161 million in the form of Trust Preferred Securities.

SAB 105

On March 9, 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 105, (“SAB105”) “Application of Accounting Principles to Loan Commitments.” SAB 105 pertains to recognizing and disclosing loan commitments, and is effective for commitments to originate mortgage loans held for sale that are entered into after March 31, 2004. Current accounting guidance requires entities that make mortgage-loan commitments to recognize them on the balance sheet at fair value through expiration or funding, but does not address how to measure fair value. SAB 105 requires that fair-value measurement, at the balance sheet date, include only the differences between the guaranteed interest rate in the loan commitment and market interest rate, excluding any expected future cash flows related to customer relationships or loan servicing. Since BankUnited currently bases the fair value of loan commitments held for sale solely on the relationship to market interest rate, absent any expected cash flows from the customer relationship or servicing rights, SAB 105 will not have a material impact on its financial statements.

3.    Securities Portfolio

Investments

Presented below is an analysis of investments designated as available for sale.

	March 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. government agency securities	$52,956	$1,014	$—	$53,970
Equity securities	928	—	—	928
Trust preferred securities of other issuers	88,593	4,677	(549)	92,721
Other(1)	189,906	3,068	(1,087)	191,887

Total	$332,383	$8,759	$(1,636)	$339,506

	September 30, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. government agency securities	$52,980	$714	$—	$53,694
Equity securities	861	—	—	861
Trust preferred securities of other issuers	85,493	3,931	(682)	88,742
Other(1)	154,127	353	(1,100)	153,380

Total	$293,461	$4,998	$(1,782)	$296,677

(1)	“Other” includes preferred stock of the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National Mortgage Association (“FNMA”), mutual funds, and other bonds.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investment securities available for sale as of March 31, 2004, by contractual maturity, are shown below.

	March 31, 2004
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$11,886	$11,895
Due after one year through five years	38,051	38,318
Due after five years through ten years	51,906	54,169
Due after ten years	229,612	234,196
Equity securities	928	928

Total	$332,383	$339,506

Mortgage-Backed Securities

Presented below is an analysis of mortgage-backed securities designated as available for sale.

	March 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
GNMA mortgage-backed securities(1)	$1,824	$91	$(1)	$1,914
FNMA mortgage-backed securities	361,053	2,338	(1,848)	361,543
FHLMC mortgage-backed securities	70,229	369	(26)	70,572
Collateralized mortgage obligations	5,581	20	(62)	5,539
Mortgage pass-through certificates	1,777,389	11,675	(2,527)	1,786,537

Total(2)	$2,216,076	$14,493	$(4,464)	$2,226,105

	September 30, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
GNMA mortgage-backed securities	$2,399	$116	$—	$2,515
FNMA mortgage-backed securities	450,997	4,806	(1,937)	453,866
FHLMC mortgage-backed securities	35,903	549	(155)	36,297
Collateralized mortgage obligations	63,442	40	(335)	63,147
Mortgage pass-through certificates	1,505,278	8,568	(4,690)	1,509,156

Total(2)	$2,058,019	$14,079	$(7,117)	$2,064,981

(1)	GNMA stands for Government National Mortgage Association.
(2)	As of March 31, 2004 and September 30, 2003, there were $4.4 million and $37.3 million, respectively, of retained securities from securitized loans included in BankUnited’s portfolio of mortgage-backed securities. These amounts represent the fair value of those securities and do not include servicing rights.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mortgage-backed securities available for sale as of March 31, 2004, by contractual maturity, and adjusted for anticipated repayments, are shown below.

	March 31, 2004
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$567,780	$569,154
Due after one year through five years	1,357,475	1,361,134
Due after five years through ten years	249,159	254.155
Due after ten years	41,662	41,662

Total	$2,216,076	$2,226,105

4.    Convertible Debt

BankUnited issued $120 million principal amount of convertible senior notes due 2034 in a private placement to certain qualified institutional buyers in February and March of 2004. The notes bear interest at the rate of 3.125% per year payable on March 1 and September 1 of each year, beginning on September 1, 2004. Beginning on March 1, 2011 BankUnited will pay additional contingent interest on the notes if the average trading price of the notes is above a specified level. This contingent interest feature is an embedded derivative to which no value has been assigned at issuance and at March 31, 2004.

The notes are convertible by holders into shares of BankUnited’s Class A Common Stock at an initial conversion rate of 26.2771 shares of Class A Common Stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of $38.06 per share of Class A Common Stock (subject to adjustment in certain events), only under the following circumstances: (1) during any fiscal quarter after the first fiscal quarter ending March 31, 2004 if the closing sale price of our Class A Common Stock exceeds 125% of the then current conversion price for at least 20 consecutive trading days in the 30 consecutive trading-day period ending on the last trading day of the immediately preceding fiscal quarter, (2) during prescribed periods, upon the occurrence of specified corporate transactions, or (3) if we have called the notes for redemption.

The conversion rate of the notes is subject to adjustments for certain events, including but not limited to the issuance of stock dividends on our Class A Common Stock, the issuance of rights or warrants, subdivisions, or combinations of our Class A Common Stock, distributions of capital stock indebtedness or assets, cash dividends and issuer tender or exchange offers. The conversion rate may not be adjusted for other events that may adversely affect the trading price of the notes or the Class A Common Stock into which such notes may be convertible.

Upon conversion of the notes BankUnited may, at its discretion, in lieu of delivering shares of Class A Common Stock, deliver cash or a combination of cash and shares of Class A Common Stock. The notes will mature on March 1, 2034. BankUnited may redeem for cash some or all of the notes at any time on or after March 1, 2011 at 100% of the principal amount of the notes plus any accrued and unpaid interest, contingent interest and additional amounts, if any.

Until the conversion contingency is met, the shares underlying the notes are not included in the calculation of basic (if converted) or fully diluted earnings per share. Should this contingency be met, diluted earnings per share could decrease as a result of the possible inclusion of all or a part of the underlying shares in the fully diluted earnings per share calculation.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Holders may require BankUnited to purchase all or part of the notes for cash at a purchase price of 100% of the principal amount of the notes plus accrued and unpaid interest including contingent interest and additional amounts, if any, on March 1, 2011, March 1, 2014, March 1, 2019, March 1, 2024 and March 1, 2029 or upon the occurrence of a fundamental change.

The notes are senior unsecured obligations, ranking equally in right of payment with all of BankUnited’s existing and future unsecured senior indebtedness. The notes are effectively subordinated to BankUnited’s entire senior secured indebtedness and all indebtedness and liabilities of its subsidiaries.

5.    Earnings Per Share

The following tables reconcile basic and diluted earnings per share for the three and six months ended March 31, 2004 and 2003.

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2004	2003	2004	2003
	(Dollars and shares in thousands, except per share data)
Basic earnings per share:
Numerator:
Net income	$12,038	$9,606	$23,588	$18,392
Preferred stock dividends	99	79	180	158

Net income available to common stockholders	$11,939	$9,527	$23,408	$18,234

Denominator:
Weighted average common shares outstanding	29,835	25,539	29,760	25,398

Basic earnings per share	$0.40	$0.37	$0.79	$0.72

Diluted earnings per share:
Numerator:
Net income available to common stockholders	$11,939	$9,527	$23,408	$18,234
Plus:
Convertible preferred stock dividends	99	79	180	158

Diluted net income available to common stockholders	$12,038	$9,606	$23,588	$18,392

Denominator:
Weighted average common shares outstanding	29,835	25,539	29,760	25,398
Plus:
Stock options and restricted stock	2,090	1,088	2,035	1,116
Convertible preferred stock	758	1,083	758	1,058

Diluted weighted average shares outstanding	32,683	27,710	32,553	27,572

Diluted earnings per share	$0.37	$0.35	$0.72	$0.67

Basic earnings per share is calculated by dividing net income, adjusted for dividends declared on preferred stock, by the weighted number of shares of common stock outstanding.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Diluted earnings per share is calculated under the treasury stock method by dividing net income by the weighted average number of shares of common stock outstanding, assuming conversion of outstanding convertible preferred stock from the beginning of the period, the exercise of stock options, and unvested restricted stock. Such adjustments to net income and the weighted average number of shares of common stock are made only when such adjustments dilute earnings per share. There was no antidilutive effect from stock options, restricted stock, and convertible securities during the three or six month periods ending March 31, 2004 and 2003.

6.    Regulatory Capital

The Bank’s regulatory capital levels as of March 31, 2004 and September 30, 2003 were as follows:

	As of March 31, 2004	As of September 30, 2003
	(Dollars in thousands)
Tier 1 Leverage Capital
Amount	$542,868	$514,690
Actual Ratio	7.2%	7.3%
Well-Capitalized Minimum Ratio(1)	5.0%	5.0%
Adequately Capitalized Minimum Ratio(1)	4.0%	4.0%

Tier 1 Risk-Based Capital
Amount	$542,868	$514,690
Actual Ratio	14.9%	15.5%
Well-Capitalized Minimum Ratio(1)	6.0%	6.0%
Adequately Capitalized Minimum Ratio(1)	4.0%	4.0%

Total Risk-Based Capital
Amount	$563,503	$534,062
Actual Ratio	15.5%	16.1%
Well-Capitalized Minimum Ratio(1)	10.0%	10.0%
Adequately Capitalized Minimum Ratio(1)	8.0%	8.0%

(1)	Based on Office of Thrift Supervision regulations.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Comprehensive Income

BankUnited’s comprehensive income includes all items which comprise net income, plus other comprehensive income. For the three and six months ended March 31, 2004 and 2003 BankUnited’s other comprehensive income was as follows:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2004	2003	2004	2003
	(In thousands)
Net income	$12,038	$9,606	$23,588	$18,392
Other comprehensive income, net of tax:
Unrealized income arising during the period on securities, net of tax of $5,060 and $2,382 for the three months ended March 31, 2004 and 2003, respectively, and $1,390, and $1,233 for the six months ended March 31, 2004 and 2003, respectively	9,398	4,235	2,582	2,186
Unrealized gain (loss) on cash flow hedges, net of tax expense (benefit) of $454 and $(85) for the three months ended March 31, 2004 and 2003, respectively, and $399, and $(169) for the six months ended March 31, 2004 and 2003, respectively	843	(144)	740	(278)
Less reclassification adjustment for:
Realized gains on securities sold included in net income, net of tax of $263 for the three months ended March 31, 2004, and $254, and $569 for the six months ended March 31, 2004 and 2003, respectively	488	—	472	909

Total other comprehensive income, net of tax	10,729	4,091	3,794	2,817

Comprehensive income	$22,767	$13,697	$27,382	$21,209

8.    Accounting For Derivatives and Hedging Activities

Loan Commitments

BankUnited commits to originate one-to-four family residential mortgage loans with potential borrowers at specified interest rates for short periods of time, usually thirty days. If potential borrowers meet underwriting standards, these loan commitments obligate BankUnited to fund the loans, but do not obligate the potential borrowers to accept the loans. If the borrowers do not allow the commitments to expire, the loans are funded, and either placed into BankUnited’s loan portfolio or held for sale. Based on historical experience, the interest rate environment, and the underlying loan characteristics, BankUnited estimates the amount of commitments that will ultimately become loans held for sale and accounts for those as derivatives during the commitment period. As derivatives, the changes in the fair value of the commitments are recorded in current earnings under other non-interest expense with an offset to the consolidated statement of financial condition in other liabilities. Fair values are based solely on the relationship of observable market interest rates and are prepared by third parties.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Forward Sales Contracts

BankUnited enters into forward sales contracts in order to economically hedge fair value exposure of loan commitments to a change in interest rates. Since both the loan commitments and forward sales contracts are derivatives, this hedging relationship does not qualify for hedge accounting under SFAS No. 133. Accordingly, the fair value changes of forward sales contracts, related to loan commitments, are also recorded in earnings under non-interest income or expense with an offset in other assets or liabilities on the balance sheet.

These forward contracts extend beyond the loan commitment period and are also used to offset fair value exposure of loans held for sale to a change in interest rates. This relationship exists until either the loan is sold or until the forward contract expires. These forward contracts may be allocated to loans held for sale in a relationship that qualifies for hedge accounting, in which case any ineffectiveness is charged to earnings under non-interest expense with an offset to the balance sheet in other liabilities. They may also be allocated to loans held for sale that are accounted for under the lower of cost or market method, in which case their changes in fair value are recorded in earnings under non-interest expense with an offset in other assets or liabilities on the balance sheet.

Interest Rate Swaps and Caps

BankUnited enters into interest rate swap and cap contracts as fair value and cash flow hedges (“hedge”) for the purpose of hedging long-term fixed and variable rate debt (“hedged item”). All terms of the hedge contracts, with the exception of the right to defer interest payments, are the same as those of the hedged item. BankUnited expects these hedge contracts to be highly effective in offsetting fair value changes for fair value hedges and cash flow changes for cash flow hedges of its long-term debt, and therefore applies hedge accounting treatment. Hedges designated by BankUnited to change the fixed interest rate to variable on fixed long-term debt are treated as qualifying fair value hedges. The accounting treatment for fair value hedges is to record the change in fair value during the period of both the hedge instrument and the hedged item into current earnings. Hedges designated by BankUnited to change the variable interest rate to fixed on variable long-term debt are treated as qualifying cash flow hedges. The accounting treatment for cash flow hedges is to record the effective portion of the gain or loss on the hedge instrument as a component of other comprehensive income, net of tax, with an offsetting amount recorded in either other assets or other liabilities. The amounts recorded in other accumulated comprehensive income will be reclassified into current earnings in the same period in which the hedged item affects earnings.

The following table summarizes certain information with respect to the use of derivatives and their impact on BankUnited’s financial statements during the three and six months ended March 31, 2004 and 2003:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2004	2003	2004	2003
	(In thousands)
Fair Value Hedges
Net (loss) gain recorded in earnings due to ineffectiveness	$(79)	—	$1	—

Other Derivatives (1)
Net (loss) gain recorded in earnings	$(147)	$167	$741	$176

Note:	There was no ineffectiveness related to cash flow hedges during the three and six months ended March 31, 2004 and 2003. Within the next 12 months, BankUnited estimates that $0.3 million will be reclassified out of comprehensive income as a charge to earnings.

(1)	These derivatives are used by BankUnited to hedge interest rate risk, but do not qualify for hedge accounting treatment.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Commitments and Contingencies

Standby letters of credit are off balance sheet instruments which represent conditional commitments issued by BankUnited to guarantee the performance of a customer to a third party. BankUnited had outstanding standby letters of credit, and risk participations, in the amount of $42.3 million and $51.6 million as of March 31, 2004 and September 30, 2003, respectively.

BankUnited is a party to certain claims and litigation arising in the ordinary course of business. In the opinion of management, the resolution of such claims and litigation will not materially affect BankUnited’s consolidated financial position or results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Form 10-Q, “BankUnited,” “we,” “us” and “our” refers to BankUnited and its subsidiaries on a consolidated basis. The following discussion and analysis and the related financial data present a review of BankUnited’s consolidated operating results for the three and six month periods ended March 31, 2004 and 2003 and consolidated financial condition as of March 31, 2004. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in BankUnited’s Annual Report on Form 10-K for the year ended September 30, 2003.

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

BankUnited cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and are not historical facts. Actual results may differ materially from the results discussed in these forward-looking statements due to the following factors, among other things: general business and economic conditions, either nationally or regionally; changes or fluctuations in the interest rate environment; a deterioration in credit quality and/or a reduced demand for credit; reduced deposit flows and loan demand; competition from other financial services companies in our markets; legislative or regulatory changes, including changes in accounting standards, guidelines and policies; changes in the regulation of financial services companies; fiscal and monetary policies; the issuance or redemption of additional equity or debt securities; the concentration of operations in Florida, if the Florida economy or real estate values decline; volatility in the market price of its common stock, the threat and impact of war and terrorism, reliance on other companies for products and services; and other economic, competitive, servicing capacity, governmental, regulatory and technological factors affecting the company’s operations, pricing, products and delivery of services. BankUnited cautions that the foregoing factors are not exclusive. BankUnited does not undertake, and specifically disclaims, any obligations to publicly release the result of any updates which might be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Critical Accounting Policies

BankUnited’s financial position and results of operations are impacted by management’s application of accounting policies involving judgments made to arrive at the carrying value of certain assets. In implementing its policies, management must make estimates and assumptions about the effect of matters that are inherently less than certain. Actual results could differ significantly from these estimates which could materially affect the amounts of our assets, liabilities, income and expenses. Critical accounting policies applied by BankUnited include the allowance for loan losses and the valuation of mortgage servicing rights pertaining to the sale or securitization of mortgage loans. A variety of estimates impact the carrying value of the loan portfolio, including the amount of the allowance for loan losses, the placement of loans on non-accrual status, and the valuation of loans held for sale. On a periodic basis, management obtains a valuation of mortgage servicing rights prepared by independent third parties.

For a more detailed discussion on these critical accounting policies, see “Critical Accounting Policies” on page 20 of BankUnited’s Annual Report on Form 10-K for the year ended September 30, 2003.

Purchases of BankUnited Stock

BankUnited announced on October 24, 2002, that its Board of Directors had authorized a stock repurchase program on its Class A Common Stock. Under the program, BankUnited may purchase up to 1,000,000 shares of its Class A Common Stock in open market transactions, from time to time, at such prices and on such conditions as the Executive Committee of the Board determines to be advantageous. This plan does not have an expiration date. BankUnited initiated this program because its believes that the volatility of the financial markets, in general, have at times generated a market price that does not adequately reflect the real value of BankUnited stock or the level of confidence that management and the Board of Directors have in BankUnited’s ability to implement its strategy and achieve continued growth. The basis for the carrying value of BankUnited’s treasury stock is the purchase price or fair value of the shares in the open market at the time of purchase. To date, there have been no purchases under this plan. In addition, there were no other purchases of BankUnited stock during the quarter ended March 31, 2004.

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2004 Compared to the Same Period in 2003

General

Net income reached $12.0 million for the three months ended March 31, 2004, up 25% over $9.6 million for the same period in 2003. Basic and diluted earnings were $0.40 and $0.37 per share, respectively, for the quarter, up from $0.37 and $0.35 per share, respectively, for the same quarter last year. The increase in net income of $2.4 million for 2004 is primarily due to an improvement in net interest income resulting from the growth in earning assets, an increase in funding from non-interest bearing liabilities, and an increase in capital from an equity offering in May 2003.

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

Yields Earned and Rates Paid

	For the Three Months Ended March 31,
	2004			2003
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, net(1)	$4,487,524	$55,095	4.92%	$4,013,507	$58,421	5.82%
Mortgage-backed securities	2,111,979	20,189	3.82%	1,793,259	19,296	4.30
Short-term investments(2)	17,214	123	2.84%	12,623	110	3.49
Investment securities and FHLB stock	455,803	4,932	4.33%	296,332	3,463	4.67

Total interest-earning assets	7,072,520	80,339	4.55%	6,115,721	81,290	5.32

Interest-bearing liabilities:
NOW and money market	575,182	971	0.68%	578,844	1,570	1.08
Savings	962,222	4,037	1.69%	706,397	3,161	1.79
Certificates of deposit	1,781,477	12,894	2.91%	1,786,009	16,381	3.67
Trust preferred securities and subordinated debentures(3)	165,854	2,322	5.60%	289,142	5,259	7.28
Senior notes(4)	113,846	1,203	4.23%	200,000	2,796	5.59
FHLB advances and other borrowings	3,171,399	23,948	2.99%	2,380,854	21,958	3.69

Total interest-bearing liabilities	$6,769,980	$45,375	2.67%	$5,941,246	$51,125	3.46%

Excess of interest-earning assets over interest-bearing liabilities	$302,540			$174.475

Net interest income		$34,964			$30.165

Interest rate spread			1.88%			1.86%

Net interest margin			1.99%			1.96%

Ratio of interest-earning assets to interest-bearing liabilities	104.47%			102.94%

Note:	The yields and rates along with the corresponding interest rate spread and net interest margin represent the yields earned and rates paid on BankUnited’s interest-earning assets and interest-bearing liabilities, respectively, for the periods presented and do not include any estimates of the effect that accelerated amortization of premiums or discounts would have on the yields earned. The yields are annualized and are not calculated on a tax equivalent basis.
(1)	Includes loans held for sale. Also includes average non-accruing loans of $25 million and $34 million for the three months ended March 31, 2004 and 2003, respectively.
(2)	Short-term investments include FHLB overnight deposits, federal funds sold, securities purchased under agreements to resell, and certificates of deposit.
(3)	Includes the effect of interest rate swaps. For more information on interest rate swaps see Note 8 of the accompanying condensed notes to consolidated financial statements.
(4)	Includes convertible debt issued in February and March of 2004.

Rate/Volume Analysis

The following table presents, for the periods indicated, the changes in interest income and the changes in interest expense attributable to the changes in interest rates and the changes in the volume of interest-earning assets and interest-bearing liabilities. Changes attributable to: (i) changes in volume (change in volume multiplied by prior year rate); (ii) changes in rate (change in rate multiplied by prior year volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume, which were allocated to the changes in rate), were as follows:

	For the Three Month Period Ended March 31, 2004 vs. 2003
	Increase (Decrease) Due to
	Changes in Volume	Changes in Rate	Total Increase/ (Decrease)
	(Dollars in thousands)
Interest income attributable to:
Loans, net (1)	$6,900	$(10,226)	$(3,326)
Mortgage-backed securities	3,430	(2,537)	893
Short-term investments(2)	40	(27)	13
Investment securities and FHLB stock	1,864	(395)	1,469

Total interest-earning assets	12,233	(13,184)	(951)

Interest expense attributable to:
NOW/Money market	(10)	(589)	(599)
Savings	1,145	(269)	876
Certificates of deposit	(42)	(3,445)	(3,487)
Trust Preferred Securities and subordinated debentures(3)	(2,242)	(695)	(2,937)
Senior notes(4)	(1,204)	(389)	(1,593)
FHLB advances and other borrowings	7,291	(5,301)	1,990

Total interest-bearing liabilities	4,937	(10,687)	(5,750)

Increase (decrease) in net interest income	$7,296	$(2,497)	$4,799

(1)	Includes interest earned on loans held for sale.
(2)	Short-term investments include FHLB overnight deposits, federal funds sold, securities purchased under agreements to resell, and certificates of deposit.
(3)	Includes the effect of interest rate swaps. See Note 8 of the accompanying condensed notes to consolidated financial statements for more information on interest rate swaps.
(4)	Includes interest expense on convertible debt issued in February and March of 2004.

Net interest income before provision for loan losses was $35.0 million for the three months ended March 31, 2004, compared to $30.2 million for the same period in 2003. This improvement is the result of growth in earning assets, an increase in funding from both non-interest bearing liabilities and capital from an equity offering in May 2003. The increase in net interest income of $4.8 million is the result of favorable changes of $7.3 million due to volume offset by unfavorable changes due to rates of $2.5 million.

Net interest margin for the three months ended March 31, 2004 was 1.99% compared to 1.96% for the same period in 2003. The improvement resulted from decreased levels of mortgage loan pre-payments, deposits re-pricing at lower rates and reduced debt expense.

Interest Income.    Interest income decreased by $1.0 million for the three months ended March 31, 2004, compared to the same period in 2003. This is the net result of an increase of $12.2 million due to an increase in volume of earning assets, offset by a decrease of $13.2 million in yields earned on those assets.

The volume related increases stem mostly from an increase in interest earned on loans of $6.9 million and also includes increases of $3.4 million from interest earned on mortgage-backed securities, and $1.9 million from interest earned on investment securities and FHLB stock. The rate related decreases stem mostly from a decrease in interest earned on loans of $10.2 million, and a decrease of $2.5 million from interest earned on mortgage-backed securities, respectively.

Interest Expense.    Interest expense decreased by $5.8 million for the three months ended March 31, 2004, compared to the same period in 2003. This is the net result of a $4.9 million increase due to an increase in volume of interest bearing liabilities, offset by a $10.7 million decrease due to a reduction in rates paid on those liabilities.

The most significant volume related activity stems from an increase in FHLB advances and other borrowings, which increased interest expense by $7.3 million. The rate related decreases stem from a decrease in interest paid on all categories of interest bearing liabilities with the most significant decreases related to certificates of deposit, and FHLB advances and other borrowings.

Provision for loan losses.    The provision for loan losses for the three months ended March 31, 2004 was $1.2 million, compared to $1.3 million for the same period in 2003, reflecting a low level of non-performing assets and charge-offs. See Asset Quality for more information concerning BankUnited’s allowance for loan losses.

Analysis of Non-Interest Income and Expenses

	For the Three Months Ended March 31,
	2004	2003	Increase/ (Decrease)
	(Dollars in thousands)
Non-interest income:
Loan servicing fees	$776	$505	$271	53.7%
Amortization of mortgage servicing rights	(1,093)	(1,595)	502	31.5
Impairment of mortgage servicing rights	(1,200)	—	(1,200)	—
Loan fees	994	1,146	(152)	(13.3)
Deposit fees	1,044	991	53	5.3
Other fees	459	312	147	47.1
Net gain on sale of investment and mortgage-backed securities	333	158	175	110.8
Net gain on sale of loans and other assets	1,528	1,702	(174)	(10.2)
Insurance and investment services income	1,184	626	558	89.1
Other	1,084	2,212	(1,128)	(51.0)

Total non-interest income	$5,109	$6,057	$(948)	(15.7)%

	For the Three Months Ended March 31,
	2004	2003	Increase/ (Decrease)
	(Dollars in thousands)
Non-interest expenses:
Employee compensation and benefits	$10,004	$9,708	$296	3.0%
Occupancy and equipment	4,332	3,005	1,327	44.2
Telecommunications and data processing	1,409	1,209	200	16.5
Advertising and promotion expense	1,287	1,256	31	2.5
Professional fees — legal and accounting	1,024	1,200	(176)	(14.7)
Loan closing expense	672	709	(37)	(5.2
Postage and courier	447	349	98	28.1
Loan servicing expense(1)	131	362	(231)	(63.8)
Insurance	370	289	81	28.0
Other operating expenses	1,526	3,224	(1,698)	(52.7)

Total non-interest expenses	$21,202	$21,311	$(109)	(0.5)%

(1)	Loan servicing expense relates to loans serviced by others.

Analysis of Non-Interest Income and Expenses

Total non-interest income was $5.1 million for the three months ended March 31, 2004, down 16% from the same period in 2003, primarily due to an impairment charge on mortgage servicing rights recorded in the quarter ended March 31, 2004 and a $1.1 million life insurance benefit received during the quarter ended March 31, 2003.

As a result of a slow down in pre-payments of mortgage loans in BankUnited’s portfolio of residential loans serviced for others during the second quarter of March 31, 2004, BankUnited provided for the amortization of $1.1 million of servicing rights for the three months ended March 31, 2004, compared to $1.6 million for the same period in the previous year. This amortization, offset by fees earned on these loans of $0.8 million, resulted in a net loss of $0.3 million from loan servicing fees for the three months ended March 31, 2004 compared to a net loss of $1.1 million for the same period in 2003. In addition, BankUnited recorded a $1.2 million impairment charge for the three months ended March 31, 2004 based on a current valuation of its mortgage servicing assets by independent third parties.

Fee income, which includes loan fees, deposit fees, and other fees, but excluding servicing fees, was $2.5 million for the three months ended March 31, 2004, a 2% increase over the same period in 2003. This increase is the result of growth in core deposits and sales of other banking products and services.

BankUnited realized a net gain of $0.3 million on the sale of investments and mortgage-backed securities during the three months ended March 31, 2004, comprised of $0.8 million of losses generated from BankUnited’s securitization activities, and $1.1 million of gains from the sale of investment and mortgage-backed securities available for sale. During the same period in 2003, BankUnited realized a net gain of $0.2 million on the sale of investment and mortgage-backed securities generated mostly from BankUnited’s securitization activities.

The net gain on sale of loans and other assets of $1.5 million during the three months ended March 31, 2004, is due mostly from the sale of securitized loans upon which BankUnited retains servicing rights. The net gain on sale of loans and other assets of $1.7 million during the same period in 2003 is also due mostly from the sale of securitized loans.

Included in the insurance and investment services income for the three months ended March 31, 2004, is approximately $1.2 million in commissions from the sale of annuity and other investment products. This amount represents an increase of 80% over such sales during the same period in 2003.

Increases in the cash surrender value of bank-owned life insurance and life insurance benefits are reported in other non-interest income and represent the majority of the 51% decrease in that category for the three months ended March 31, 2004, compared to the same period in 2003. During the three months ended March 31, 2003, BankUnited received a life insurance benefit of $1.1 million, none in 2004.

Total non-interest expense decreased by $0.1 million or 0.5% for the three months ended March 31, 2004, compared to the same period in 2003. Included in other operating expenses for 2003, was a $1.8 million charge related to the redemption of trust preferred securities. Without this occurrence, expenses related to normal operations for the quarter ended March 31, 2004 would have shown a 9% year over year increase. The most significant increase in non-interest expense was for occupancy and equipment, which increased by $1.3 million for the three months ended March 31, 2004 compared to the same period in 2003. This increase was the result of branch expansion and additional investment in infrastructure to support BankUnited’s growth.

Provision for Income Taxes.    The effective income tax rate for the three months ended March 31, 2004 was 31.9% compared to 29.7% for the same period in 2003. The effective income tax rate for the three months ended March 31, 2003 reflects the recognition of a non-taxable life insurance benefit received during that quarter. BankUnited and its subsidiaries file tax returns in each of the tax jurisdictions in which they operate and are subject to the interpretation of the tax laws by each of those jurisdictions. No tax return is currently subject to examination.

For the Six Months Ended March 31, 2004 Compared to the Same Period in 2003

General

Net income reached $23.6 million for the six months ended March 31, 2004, up 28% over $18.4 million for the same period in 2003. Basic and diluted earnings were $0.79 and $0.72 per share, respectively, for the quarter, up from $0.72 and $0.67 per share, respectively, for the same period last year. The increase in net income of $5.2 million for 2004 is primarily due to growth in net interest income.

	For the Six Months Ended March 31,
	2004			2003
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, net(1)	$4,386,490	$109,456	4.99%	$4,021,920	$119,634	5.95%
Mortgage-backed securities	2,106,686	39,986	3.80%	1,496,505	32,967	4.41
Short-term investments(2)	16,993	215	2.49%	13,287	227	3.32
Investment securities and FHLB stock	438,255	9,383	4.28%	277,137	6,722	4.85

Total interest-earning assets	6,948,424	159,040	4.58%	$5,808,849	$159,550	5.49%

Interest-bearing liabilities:
NOW and money market	568,856	1,931	0.68%	$538,914	$3,086	1.15%
Savings	915,182	7,634	1.67%	721,189	7,232	2.01
Certificates of deposit	1,798,060	26,607	2.96%	1,765,628	33,438	3.79
Trust preferred securities and subordinated debentures(3)	165,641	4,674	5.64%	277,003	10,135	7.32
Senior notes	157,158	4,639	5.90%	200,000	5,611	5.61
FHLB advances and other borrowings	3,036,245	46,512	3.01%	2,109,009	42,275	4.01

Total interest-bearing liabilities	$6,641,142	$91,997	2.75%	$5,611,743	$101,777	3.61%

Excess of interest-earning assets over interest-bearing liabilities	$307,282			$197,106

Net interest income		$67,043			$57,773

Interest rate spread			1.83%			1.88%

Net interest margin			1.95%			2.00%

Ratio of interest-earning assets to interest-bearing liabilities	104.63%			103.51%

Note:	The yields and rates along with the corresponding interest rate spread and net interest margin represent the yields earned and rates paid on BankUnited’s interest-earning assets and interest-bearing liabilities, respectively, for the periods presented and do not include any estimates of the effect that accelerated amortization of premiums or discounts would have on the yields earned. The yields are annualized and are not calculated on a tax equivalent basis.
(1)	Includes loans held for sale. Also includes average non-accruing loans of $29 million and $31.5 million for the six months ended March 31, 2004 and 2003, respectively.
(2)	Short-term investments include FHLB overnight deposits, federal funds sold, securities purchased under agreements to resell, and certificates of deposit.
(3)	Includes the effect of interest rate swaps. For more information on interest rate swaps see Note 8 of the accompanying condensed notes to consolidated financial statements.
(4)	Includes convertible debt issued in February and March of 2004.

	For the Six Month Period Ended March 31, 2004 vs. 2003
	Increase (Decrease) Due to
	Changes in Volume	Changes in Rate	Total Increase/ (Decrease)
	(Dollars in thousands)
Interest income attributable to:
Loans, net(1)	$10,846	$(21,024)	$(10,178)
Mortgage-backed securities	13,454	(6,435)	7,019
Short-term investments(2)	62	(74)	(12)
Investment securities and FHLB stock	3,907	(1,246)	2,661

Total interest-earning assets	28,269	(28,779)	(510)

Interest expense attributable to:
NOW/Money market	172	(1,327)	(1,155)
Savings	1,950	(1,548)	402
Certificates of deposit	615	(7,446)	(6,831)
Trust Preferred Securities and subordinated debentures(3)	(4,076)	(1,385)	(5,461)
Senior notes	(1,202)	230	(972)
FHLB advances and other borrowings	18,591	(14,354)	4,237

Total interest-bearing liabilities	16,050	(25,830)	(9,780)

Increase (decrease) in net interest income	$12,219	$(2,949)	$(9,270)

(1)	Includes interest earned on loans held for sale.
(2)	Short-term investments include FHLB overnight deposits, federal funds sold, securities purchased under agreements to resell, and certificates of deposit.
(3)	Includes the effect of interest rate swaps. See Note 8 of the accompanying condensed notes to consolidated financial statements for more information on interest rate swaps.
(4)	Includes interest expense on convertible debt issued in February and March of 2004.

Net interest income before provision for loan losses was $67 million for the six months ended March 31, 2004, a $9.3 million improvement over the same period in 2003. The net increase is the result of an increase of $12.2 million due to volume increases, offset by a decrease of $2.9 million due to changes in the yields earned and rates paid.

Net interest margin for the six months ended March 31, 2004 was 1.95% compared to 2.00% for the same period in 2003. This decline in net interest margin is reflective of declining interest rates and the high level of residential pre-payments and refinancing activity during the second half of fiscal 2003. The refinancing activity impacting the industry as a whole, resulted in a larger decline on the yield of earning assets than the decline in the cost of interest bearing liabilities. Efforts by BankUnited to reduce the volume of trust preferred securities and subordinated debentures over the past several periods, combined with increased funding from non-interest bearing funds, helped to reduce the impact of margin compression by reducing the overall cost of funds. Evidence of improvement can be seen when comparing the net interest margin for the three months ended March 31, 2004 of 1.99% to the previous quarter’s net interest margin of 1.91%.

Interest Income. Interest income for the six months ended March 31, 2004 remained relatively flat at $159 million compared to the same period in 2003 as a result of an increase of $28 million related to volume, offset by relatively the same amount of decrease due to lower yields on earning assets.

The volume related increases of $28.3 million stem from an increase in interest earned on loans of $10.8 million, $13.4 million in interest earned on mortgage-backed securities, and $3.9 million from interest earned on long-term investments and FHLB stock. The rate related decreases stem mostly from a decrease in interest earned on loans of $21 million, and a decrease of $6.4 million from interest earned on mortgage-backed securities.

Interest Expense. Interest expense decreased by $9.8 million for the six months ended March 31, 2004, compared to the same period in 2003. This is the result of an increase of $16.1 million due to an increase in volume of interest bearing liabilities, offset by a decrease of $25.8 million due to a reduction in rates paid on those liabilities.

The most significant volume related changes were an increase in interest expense of $18.6 million from additional FHLB advances and other borrowing used during the six month period ending March 31, 2004 compared to the same period in 2003 and a decrease in interest expense of $4.1 million which is the result of BankUnited redeeming its higher cost trust preferred securities. The most significant rate related changes in interest expense were decreases due to a downward repricing of deposits which reduced interest expense by $7.4 million, and a decrease of $14.4 million due to lower rates paid on FHLB on advances and other borrowings.

Provision for loan losses. The provision for loan losses for the six months ended March 31, 2004 was $2.2 million, compared to $2.6 million for the same period in 2003, reflecting a lower level of non-performing assets. See Asset Quality for more information concerning BankUnited’s allowance for loan losses.

Analysis of Non-Interest Income and Expenses

	For the Six Months Ended March 31,		Increase/(Decrease)
	2004	2003	Change
	(Dollars in thousands)
Non-interest income:
Loan servicing fees	$1,514	$963	$551	57.2%
Amortization of mortgage servicing rights	(2,604)	(2,845)	241	(8.5)
Impairment of mortgage servicing rights	(1,200)	—	(1,200)	—
Loan fees	1,933	2,190	(257)	(11.7)
Deposit fees	2,163	2,020	143	7.1
Other fees	939	604	335	55.5
Net (loss) gain on sale of investment and mortgage-backed securities	(262)	755	(1,017)	(134.7)
Net gain on sale of loans and other assets	3,280	3,768	(488)	(13.0)
Insurance and investment services income	2,126	1,320	806	61.1
Other	2,282	3,022	(740)	(24.5)

Total non-interest income	$10,171	$11,797	$(1,626)	(13.8)%

	For the Six Months Ended March 31,		Increase/(Decrease)
	2004	2003	Change
	(Dollars in thousands)
Non-interest expenses:
Employee compensation and benefits	$20,065	$18,369	$1,696	9.2%
Occupancy and equipment	8,036	5,953	2,083	35.0
Telecommunications and data processing	2,793	2,419	374	15.5
Advertising and promotion expense	2,438	2,443	(5)	(0.2)
Professional fees — legal and accounting	2,344	2,347	(3)	(0.1)
Loan closing expense	1,415	2,202	(787)	(35.7)
Postage and courier	287	847	(560)	(66.1)
Loan servicing expense(1)	869	666	203	30.5
Insurance	727	569	158	27.8
Other operating expenses	1,341	3,731	(2,390)	(64.1)

Total non-interest expenses	$40,315	$39,546	$769	1.9%

(1)	Loan servicing expense relates to loans serviced by others.

Analysis of Non-Interest Income and Expenses

Total non-interest income for the six months ended March 31, 2004 decreased by $1.6 million or 14% from the same period in 2003, primarily due to an impairment charge on mortgage servicing rights recorded in the quarter ended March 31, 2004 and a $1.1 million life insurance benefit received during the quarter ended March 31, 2003.

As a result of pre-payments of mortgage loans in BankUnited’s portfolio of residential loans serviced for others, BankUnited provided for the amortization of $2.6 million of servicing rights for the six months ended March 31, 2004, compared to $2.8 million for the same period in the previous year. This amortization, offset by fees earned on these loans of $1.5 million, resulted in a net loss of $1.1 million from loan servicing fees. In addition, BankUnited recorded a $1.2 million impairment charge for the six months ended March 31, 2004, based on a current valuation of its mortgage servicing assets by independent third parties.

Fee income, including loan fees, deposit fees, and other fees, but excluding loan servicing fees, was $5.0 million for the six months ended March 31, 2004 and contributed to the 5% increase in non-interest income for the period. This increase is also the result of growth in core deposits and sales of other banking products and services.

BankUnited realized a net loss of $0.3 million on the sale of investments and mortgage-backed securities during the six months ended March 31, 2004, comprised of $1.4 million in losses generated from BankUnited’s securitization activities offset by $1.1 million in gains from the sale of investment and mortgage-backed securities available for sale. During the same period in 2003, BankUnited realized a net gain of $0.8 million on the sale of investment and mortgage-backed securities, comprised of $0.6 million of losses generated from BankUnited’s securitization activities, and $1.4 million of gains from the sale of investment securities available for sale.

The net gain on sale of loans and other assets of $3.3 million during the six months ended March 31, 2004, is due mostly from the sale of securitized loans upon which BankUnited retains servicing rights. The net gain on sale of loans and other assets of $3.8 million during the same period in 2003 is also due mostly from the sale of securitized loans.

Included in the insurance and investment services income for the six months ended March 31, 2004, is approximately $2.2 million in commissions from the sale of annuity and other investment products. This amount represents an increase of 64% over such sales during the same period in 2003.

Increases in the cash surrender value of bank-owned life insurance and life insurance benefits are reported in other non-interest income and represent the majority of the 25% decrease in that category for the six months ended March 31, 2004, compared to the same period in 2003. During the six months ended March 31, 2003, BankUnited received a life insurance benefit of $1.1 million, none for the same period in 2004. The appreciation of the cash surrender value for the six months ended March 31, 2004 was $2.0 million, a $0.6 million increase over the appreciation for the same period in 2003.

Total non-interest expense increased by $0.8 million or 1.9% for the six months ended March 31, 2004, compared to the same period in 2003. Included in other operating expenses for 2004, is a gain of $0.7 million from fair value adjustments to derivatives. See note 8. Accounting for Derivatives and Hedging Activities. Included in other operating expenses for 2003, was a $1.8 million charge related to the redemption of trust preferred securities. The most significant increase in non-interest expense was for occupancy and equipment, which increased by $2.1 million for the six months ended March 31, 2004 compared to the same period in 2003. This increase was the result of branch expansion and additional investment in infrastructure to support BankUnited’s growth.

Provision for Income Taxes. The effective income tax rate for the six months ended March 31, 2004 was 32.1% compared to 33.1% for the same period in 2003. BankUnited and its subsidiaries file tax returns in each of the tax jurisdictions in which they operate and are subject to the interpretation of the tax laws by each of those jurisdictions. No tax return is currently subject to examination.

LIQUIDITY

Liquidity management is the process of allocating assets and structuring liabilities to provide sufficient cash or cash equivalents to meet an entity’s daily operating needs on an ongoing basis. It is the policy of BankUnited to manage our funds so that there is no need to make unplanned sales of assets or to borrow funds under emergency conditions. Sources of liquidity include: cash and cash equivalents, retail deposit growth, FHLB advances, loan repayments, investment portfolio run-off, liquidation of investments and mortgage-backed securities, and overnight and term reverse repurchase agreements.

BankUnited’s objective in managing liquidity is to maintain sufficient resources of available cash to address both short and long-term business funding needs such as loan demand, investment purchases, deposit fluctuations, and debt service requirements. In doing so, BankUnited maintains an overall liquidity position that has an aggregate amount of readily accessible and marketable assets, cash flow and borrowing capacity to meet unexpected deposit outflows and/or increases in loan demand. Cash levels may vary but are maintained at levels required by regulation and necessary to meet the projected anticipated needs for business operations.

Significant Sources of Funds

During the six months ended March 31, 2004 and 2003, BankUnited received $1.1 billion in payments on loans. Proceeds from repayment of mortgage-backed securities for the six months ended March 31, 2004 were $403 million compared to $491 million for the same period in 2003. BankUnited sold $297 million of mortgage-backed securities during the six months ended March 31, 2004 compared to $274 million for the same period in 2003.

In addition, BankUnited sold $11 million of investment securities during the six months ended March 31, 2004, compared to $41 million for the same period in 2003. BankUnited received $221 million from additional other borrowings during the six months ended March 31, 2004 compared to $178 million for the same period in 2003. BankUnited also issued $120 million of convertible debt during the six months ended March 31, 2004, compared to none during the same period in 2003. BankUnited received $190 million from additional deposits during the six months ended March 31, 2004 compared to $96 million for the same period in 2003.

Significant Uses of Funds

During the six months ended March 31, 2004, BankUnited funded $161 million in loans held for sale compared to $376 million for the same period in 2003. This decrease in funding of loans explains the majority of the decrease in cash used by operating activities from $293 million for the six months ended March 31, 2003, compared to $61 million during the same period in 2004.

During the six months ended March 31, 2004, BankUnited funded $1.7 billion of portfolio loans as compared to $1.2 billion in the same period of 2003. In addition, BankUnited purchased $664 million of investment and mortgage-backed securities during the six months ended March 31, 2004 compared to $1.2 billion in the same period of 2003. BankUnited used $20 million to purchase additional bank-owned life insurance during the six months ended March 31, 2003; there were no such purchases during the same period in 2004. BankUnited paid $200 million in maturing senior notes during the three months ended March 31, 2004; there were no such payments during the same period in 2003.

BankUnited is not aware of any events, or uncertainties, which may impede liquidity in the short or long-term.

As of March 31, 2004, BankUnited had $800 million in investments and mortgage-backed securities pledged against securities sold under agreements to repurchase with an outstanding balance of $739 million.

As of March 31, 2004 BankUnited had approximately $275 million of additional borrowings available on its line of credit with the FHLB of Atlanta.

FINANCIAL CONDITION

The following is a discussion of significant changes from September 30, 2003 to March 31, 2004 in the Statement of Financial Condition. For a discussion of changes in cash and cash equivalents, see LIQUIDITY.

Assets

Investment securities available for sale.    Investment securities available for sale increased by $42 million during the six months ended March 31, 2004 to reach $340 million. This net increase is primarily due to purchases of $51 million, offset by sales of $13 million. In addition, there was an unrealized gain of $3.9 million during the six months ended March 31, 2004.

Mortgage-backed securities available for sale.    Mortgage-backed securities available for sale increased by $161 million during the six months ended March 31, 2004 to reach $2.2 billion. This net increase is primarily due to purchases of $689 million and securitizations of $177 million, offset by repayments of $403 million, and sales of $297 million. In addition, there was an unrealized gain of $3.1 million during the six months ended March 31, 2004.

(See Note 3. of the accompanying condensed notes to consolidated financial statements for information on investment and mortgage-backed securities).

Loans.    Loans receivable, net (including loans held for sale) increased by $474 million during the six months ended March 31, 2004 to reach $4.7 billion. During the six months ended March 31, 2004, BankUnited funded $1.8 billion of loans, which was offset by repayments of $1.1 billion, securitizations of $177 million, sales of $77 million, and a transfer to real estate owned of $2.7 million. The majority of the growth in the portfolio was in one-to-four family residential.

Loans Receivable

Loans receivable held for investment consist of the following:

	As of March 31, 2004		As of September 30, 2003
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
One-to-four family residential:
Residential mortgages	$3,070,115	67.1%	$2,653,515	67.4%
Specialty consumer mortgages	657,860	14.4	613,287	15.5

Total one-to-four family residential	3,727,975	81.5	3,266,802	82.9
Multi-family	41,057	0.9	32,583	0.8
Commercial real estate	241,492	5.3	196,237	5.0
Construction	167,730	3.6	132,778	3.4
Land	57,252	1.2	27,569	0.7

Total real estate loans	4,235,506	92.5	3,655,969	92.8

Other loans:
Commercial	170,710	3.7	152,663	3.9
Consumer(1)	148,807	3.3	116,445	3.0

Total other loans	319,517	7.0	269,108	6.9

Total loans held in portfolio	4,555,023	99.5	3,925,077	99.7
Unearned discounts, premiums and deferred fees, net	44,883	1.0	36,806	0.9
Allowance for loan losses	(22,665)	(0.5)	(22,295)	(0.6)

Total loans held in portfolio, net	4,577,241	100.0%	3,939,588	100.0%

Mortgage loans held for sale	123,590		286,796

Total loans, net	$4,700,831		$4,226,384

(1)	Includes home equity loans and lines of credit

Liabilities

Deposits.    Deposits grew by $190 million during the six months ended March 31, 2004 to reach $3.4 billion. This increase is due mostly to an increase in core deposits of $188 million.

Securities sold under agreements to repurchase.    Securities sold under agreements to repurchase increased by $221 million or 43% during the six months ended March 31, 2004 to reach $739 million as of that date.

Senior notes.    Senior notes of $200 million matured during the second fiscal quarter of 2004.

Convertible debt.    BankUnited issued $120 million in convertible debt during the second fiscal quarter of 2004. See Note 4 of accompanying condensed notes to consolidated financial statements for more information on the convertible debt.

Advance payments by borrowers for taxes and insurance.    Advance payments by borrowers for taxes and insurance decreased by $20 million, or 43%, during the six months ended March 31, 2004 to $27 million as of March 31, 2004. This decrease reflects tax payments by BankUnited during the first quarter of fiscal 2004.

Payable for securities purchased pending settlement.    BankUnited purchased $25 million of securities at the end of the quarter which do not settle until the quarter ending June 30, 2004.

Equity

Equity.    For information on changes in BankUnited’s stockholders’ equity for the six months ended March 31, 2004, see BankUnited’s Consolidated Statement of Stockholders’ Equity.

Asset Quality

Non-performing assets were $25.3 million as of March 31, 2004, which represents a decrease of $17 million, or 40%, from $42.3 million as of September 30, 2003. The net annualized charge-off ratio decreased from 0.08% for the year ended September 30, 2003 to 0.05% for the quarter ended March 31, 2004.

The following table sets forth additional information concerning BankUnited’s non-performing assets at March 31, 2004 and September 30, 2003.

	March 31, 2004	September 30, 2003
	(Dollars in thousands)
Non-accrual loans	$21,645	$37,080
Restructured loans	371	306
Loans past due 90 days and still accruing	52	276

Total non-performing loans	22,068	37,662
Non-accrual tax certificates	212	334
Real estate owned	2,975	4,290

Total non-performing assets	25,255	42,286

Allowance for losses on tax certificates	208	355
Allowance for loan losses	22,665	22,295

Total allowance	$22,873	$22,650

Non-performing assets as a percentage of total assets	0.33%	0.59%
Non-performing loans as a percentage of total loans	0.47%	0.89%
Allowance for loan losses as a percentage of total loans	0.48%	0.52%
Allowance for loan losses as a percentage of non-performing loans	102.71%	59.20%
Net annualized year-to-date charge-offs as a percentage of average total loans	0.05%	0.08%

The following table sets forth the change in BankUnited’s allowance for loan losses for the six months ended March 31, 2004 and 2003.

	For the Three Months Ended		For the Six Months Ended
	March 31, 2004	March 31, 2003	March 31, 2004	March 31, 2003
	(In thousands)
Allowance for loan losses, balance (at beginning of period)	$22,125	$20,853	$22,295	$20,293
Provisions for loan losses	1,200	1,250	2,175	2,550
Loans charged off:
One-to-four family residential mortgages(1)	(151)	(88)	(286)	(169)
Commercial real-estate	(298)	—	(298)	—
Commercial business	(253)	(339)	(860)	(976)
Consumer(1)	(25)	(44)	(38)	(77)

Total loans charged off	(727)	(471)	(1,482)	(1,222)

Recoveries:
One-to-four family residential mortgages(1)	—	—	192
Commercial business	66	22	77	27
Consumer(1)	7	8	7	14

Total recoveries	67	30	276	41

Reclassification of letter of credit reserve to other liabilities	—	—	(599)	—

Allowance for loan losses, balance (at end of period)	$22,665	$21,662	$22,665	$21,662

(1)	Specialty consumer mortgage loans originated through our branch network are included in one-to-four family residential loans.

The following table sets forth BankUnited’s allocation of the allowance for loan losses by category as of March 31, 2004 and September 30, 2003.

	March 31, 2004	September 30, 2003
	(In thousands)
Balance at the end of the period applicable to:
One-to-four family residential mortgages(1)	$4,136	$3,807
Multi-family residential mortgages	328	358
Commercial real estate	2,992	4,166
Construction	1,342	1,461
Land	458	303
Commercial business	7,808	8,128
Consumer(1)	2,507	2,415
Unallocated	3,094	1,657

Total allowance for loan losses	$22,665	$22,295

(1)	Specialty consumer mortgage loans originated through our branch network are included in one-to-four family residential loans.

BankUnited’s allowance for loan losses as a percentage of total loans was 0.48% as of March 31, 2004, down from 0.52% as of September 30, 2003. As a consequence of the decline in non-performing assets through the repayment of loans, the allowance for loan losses allocated to commercial real estate and commercial loans declined from September 30, 2003 to March 31, 2004. The portfolio risk management allowance, reflected as unallocated in the table above, increased during this period reflecting risk factors associated with the portfolio as a whole. Management believes the allowance for loan losses to be adequate given the composition of it loan portfolio, with more than 90% of loans secured by real estate, and considering the asset quality factors noted above.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The discussion contained in BankUnited’s Annual Report on Form 10-K for the year ended September 30, 2003, under Item 7a, “Quantitative and Qualitative Disclosures about Market Risk,” provides detailed quantitative and qualitative disclosures about market risk and should be referenced for information thereon. In addition, the following discussion addresses the sources and effects of developments during the six months ended March 31, 2004 which related to risks associated with investments and mortgage-backed securities.

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

PART II—OTHER INFORMATION

Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 27, 2004, BankUnited issued an aggregate of $100 million of 3.125% Convertible Senior Notes due 2034, to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. BankUnited issued an additional $20 million principal amount of the notes on March 4, 2004, to qualified institutional buyers pursuant to Rule 144A. BankUnited received approximately $116.3 million of net proceeds from the convertible debt issuance, after deducting the initial purchasers’ discounts and commissions and offering expenses. The initial purchasers of this offering were Bear, Stearns & Co., Inc. and UBS Securities LLC. The notes are convertible into shares of BankUnited’s Class A Common Stock initially at a conversion rate of 26.2771 shares of Class A Common Stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $38.06 per share of Class A Common Stock (subject to adjustment in certain events). The notes pay cash interest semi-annually on March 1 and September 1 of each year at an annual rate of 3.125% of the principal amount of the notes. BankUnited will pay additional interest on the notes if the average trading price of the notes is above a specified level. Holders of the notes may convert their notes only if: (i) the price of BankUnited’s Class A Common Stock issuable upon conversion of a note reaches a specified threshold; (ii) specified corporate transactions occur; or (iii) BankUnited calls the notes for redemption. The notes are effectively subordinated to all of BankUnited’s senior secured indebtedness and all indebtedness and liabilities of BankUnited’s subsidiaries.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

See Part II, Item 4, of BankUnited’s Form 10-Q for the quarterly period ended December 31, 2003, as filed with the Securities and Exchange Commission on February 12, 2004, for the information called for by this item.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

4.1	Amendment to the Articles of Incorporation, as amended.

4.2	Indenture, dated February 27, 2004, between BankUnited Financial Corporation and U.S. Bank National Association.

4.3	Registration Rights Agreement, dated February 27, 2004, between BankUnited Financial Corporation and the initial purchasers named therein.

4.4	Form of 3.125% Convertible Senior Note due 2034 (included as Exhibit A to the Indenture).

4.5	Purchase Agreement, dated February 24, 2004, between BankUnited Financial Corporation and the initial purchasers named therein.

31.1	Certification of the Chief Executive Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Contract with Management.

(b) Reports on Form 8-K.

A current Report on Form 8-K was filed on January 27, 2004 relating to BankUnited’s January 27, 2004 press release setting forth BankUnited’s first quarter 2004 earnings.

A current Report on Form 8-K was filed on February 24, 2004 relating to BankUnited’s February 23, 2004 press release announcing its intent to offer $100 million of convertible senior notes due 2034 to qualified institutional buyers.

A current Report on Form 8-K was filed on February 24, 2004 relating to BankUnited’s February 24, 2004 press release announcing the pricing of its 3.125% convertible senior notes due 2034.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

BANKUNITED FINANCIAL CORPORATION

/s/    Humberto L. Lopez

By:

Humberto L. Lopez

Senior Executive Vice President and Chief Financial Officer

Date:    May 12, 2004

/s/    Bernardo Argudin

By:

Bernardo Argudin

Senior Vice President and Principal Accounting Officer

Exhibit Index

Exhibit No.	Description

4.1	Amendment to the Articles of Incorporation, as amended.

4.2	Indenture, dated February 27, 2004, between BankUnited Financial Corporation and U.S. Bank National Association.

4.3	Registration Rights Agreement, dated February 27, 2004, between BankUnited Financial Corporation and the initial purchasers named therein.

4.4	Form of 3.125% Convertible Senior Note due 2034 (included as Exhibit A to the Indenture).

4.5	Purchase Agreement, dated February 24, 2004, between BankUnited Financial Corporation and the initial purchasers named therein.

31.1	Certification of the Chief Executive Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.