Form 10-Q
period 2004-06-30
BANKUNITED FINANCIAL CORP
filed 2004-08-16
CIK 894490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

The number of shares outstanding of the registrant’s common stock at the close of business on August 2, 2004 was 29,471,990 shares of Class A Common Stock, $.01 par value, and 536,562 shares of Class B Common Stock, $.01 par value.

This Form 10-Q contains 35 pages.

The Index to Exhibits appears on page 35.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q REPORT FOR THE QUARTER ENDED JUNE 30, 2004

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2004	September 30, 2003
	(Dollars in thousands, except share data)
Assets:
Cash	$33,889	$28,810
Federal Home Loan Bank overnight deposits	19,272	195,365
Federal funds sold	876	2,723
Investments available for sale, at fair value	329,354	296,677
Mortgage-backed securities available for sale, at fair value	2,280,089	2,064,981
Mortgage loans held for sale	31,102	286,796
Loans held in portfolio	5,179,336	3,925,077
Add: Unearned discounts, premiums and deferred fees, net	51,336	36,806
Less: Allowance for loan losses	(23,297)	(22,295)

Loans held in portfolio, net	5,207,375	3,939,588

FHLB stock and other earning assets	143,716	123,431
Office properties and equipment, net	23,764	20,278
Real estate owned	2,231	4,290
Accrued interest receivable	31,003	28,452
Mortgage servicing rights	14,984	12,930
Goodwill	28,353	28,353
Bank-owned life insurance	87,205	84,155
Prepaid expenses and other assets	28,800	28,314

Total assets	$8,262,013	$7,145,143

Liabilities and Stockholders’ Equity:
Liabilities:
Interest bearing deposits	$3,207,865	$3,038,594
Non-interest bearing deposits	237,625	197,512
Securities sold under agreements to repurchase	1,128,716	517,297
Advances from Federal Home Loan Bank	2,848,194	2,460,291
Senior notes	—	200,000
Convertible senior notes	120,000	—
Trust preferred securities and subordinated debentures	164,178	162,219
Interest payable	14,215	14,331
Advance payments by borrowers for taxes and insurance	41,874	47,081
Accrued expenses and other liabilities	37,859	60,445

Total liabilities	7,800,526	6,697,770

Commitments and Contingencies (See notes 8 and 9)
Stockholders’ Equity:
Preferred Stock, $0.01 par value	8	7
Authorized shares—10,000,000 Issued shares—803,405 and 739,007 Outstanding shares—766,685 and 712,287 Treasury shares—26,720	(528)	(528)
Class A common stock, $0.01 par value	298	295
Authorized shares—60,000,000 Issued shares—29,806,782 and 29,476,616 Outstanding shares—29,469,290 and 29,139,124 Treasury shares—337,492	(2,891)	(2,891)
Class B common stock, $0.1 par value	6	6
Authorized shares—3,000,000 Issued shares—622,762 and 580,262 Outstanding shares—536,562 Treasury shares—86,200 and 43,700	(1,010)	(485)
Additional paid-in capital	333,276	328,017
Retained earnings	152,720	116,370
Deferred compensation	1,084	794
Accumulated other comprehensive (loss) income	(21,476)	5,788

Total stockholders’ equity	461,487	447,373

Total liabilities and stockholders’ equity	$8,262,013	$7,145,143

See accompanying condensed notes to consolidated financial statements

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2004	2003	2004	2003
	(Dollars and shares in thousands, except per share data)
Interest income:
Interest and fees on loans	$57,236	$56,699	$166,692	$176,333
Interest on mortgage-backed securities	20,240	17,796	60,226	50,763
Interest and dividends on investments and other interest-earning assets	4,949	4,035	14,547	10,984

Total interest income	82,425	78,530	241,465	238,080

Interest expense:
Interest on deposits	17,856	19,715	54,028	63,471
Interest on borrowings	26,961	25,535	78,112	73,421
Preferred dividends of subsidiary trusts	1,792	4,922	6,466	15,057

Total interest expense	46,609	50,172	138,606	151,949

Net interest income before provision for loan losses	35,816	28,358	102,859	86,131
Provision for loan losses	1,200	1,375	3,375	3,925

Net interest income after provision for loan losses	34,616	26,983	99,484	82,206

Non-interest income:
Loan servicing fees, net of amortization	(164)	(1,346)	(1,254)	(3,228)
Impairment of mortgage servicing rights	—	—	(1,200)	—
Loan fees	1,196	1,372	3,129	3,562
Deposit fees	1,060	1,017	3,223	3,037
Other fees	503	410	1,442	1,014
Net (loss) gain on sale of investments and mortgage-backed securities	(1,571)	4,085	(1,833)	4,840
Net gain on sale of loans and other assets	2,672	2,555	5,952	6,323
Insurance and investment services income	1,096	771	3,222	2,091
Other	1,690	1,158	3,972	4,180

Total non-interest income	6,482	10,022	16,653	21,819

Non-interest expenses:
Employee compensation and benefits	11,244	9,569	31,309	27,938
Occupancy and equipment	4,475	3,172	12,511	9,125
Telecommunications and data processing	1,485	1,310	4,278	3,729
Advertising and promotion expense	1,680	1,021	4,118	3,464
Professional fees-legal and accounting	1,176	864	3,520	3,211
Loan closing fees	6	827	1,421	2,362
Other operating expenses	2,495	5,915	5,719	12,395

Total non-interest expenses	22,561	22,678	62,876	62,224

Income before income taxes	18,537	14,327	53,261	41,801
Provision for income taxes	5,497	4,700	16,633	13,782

Net income	$13,040	$9,627	$36,628	$28,019

Earnings Per Share:
Basic earnings per share	$0.43	$0.35	$1.22	$1.07

Diluted earnings per share	$0.41	$0.33	$1.14	$0.99

Weighted average number of common shares outstanding:
Basic	29,894	27,124	29,805	25,973
Diluted	32,175	29,438	32,124	28,197

See accompanying condensed notes to consolidated financial statements

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	For the Nine Months Ended June 30, 2004 and 2003
	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Deferred Compensation	Accumulated Other Comprehensive Income (Loss) Net of Tax	Total Stockholders’ Equity
	(In thousands)
Balance at September 30, 2003	$7	$301	$328,017	$116,370	$(3,904)	$794	$5,788	$447,373
Comprehensive income (loss):
Net income for the nine months ended June 30, 2004	—	—	—	36,628	—	—	—	36,628
Other comprehensive loss, net of tax	—	—	—	—	—	—	(27,264)	(27,264)

Total comprehensive income	—	—	—	—	—	—	—	9,364
Payment of preferred stock dividends		—	—	(278)	—	—	—	(278)
Deferral of compensation	—	—	—	—	—	290	—	290
Purchase of stock	—	—	—	—	(525)	—	—	(525)
Stock options and restricted stock	1	3	5,259	—	—	—	—	5,263

Balance at June 30, 2004	$8	$304	$333,276	$152,720	$(4,429)	$1,084	$(21,476)	$461,487

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Deferred Compensation	Accumulated Other Comprehensive Income Net of Tax	Total Stockholders’ Equity
	(In thousands)
Balance at September 30, 2002	$6	$255	$253,511	$77,566	$(3,322)	$528	$16,605	$345,149
Comprehensive income:
Net income for the nine months ended June 30, 2003	—	—	—	28,019	—	—	—	28,019
Other comprehensive income, net of tax	—	—	—	—	—	—	195	195

Total comprehensive income	—	—	—	—	—	—	—	28,214
Payment of preferred stock dividends	—	—	—	(237)	—	—	—	(237)
Deferral of compensation	—	—	—	—	—	169	—	169
Purchase of stock	—	—	—	—	(485)	—	—	(485)
Issuance of stock, stock options and restricted stock	1	45	72,639	—	—	—	—	72,685

Balance at June 30, 2003	$7	$300	$326,150	$105,348	$(3,807)	$697	$16,800	$445,495

See accompanying condensed notes to consolidated financial statements

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended June 30,
	2004	2003
	(In thousands)
Cash flows used in operating activities	$(106,757)	$(490,955)
Cash flows from investing activities:
Net increase in loans held in portfolio	(1,183,821)	(113,094)
Purchase of investment securities available for sale	(43,769)	(202,768)
Purchase of mortgage-backed securities available for sale	(1,115,137)	(1,681,620)
Purchase of other earning assets	(108,385)	(98,516)
Purchase of bank-owned life insurance	—	(27,500)
Purchase of office properties and equipment	(7,119)	(3,630)
Proceeds from repayments of investment securities available for sale	3,034	50,303
Proceeds from repayments of mortgage-backed securities available for sale	729,313	821,388
Proceeds from repayments of other earning assets	88,100	72,867
Proceeds from sale of investment securities available for sale	2,867	41,051
Proceeds from sale of mortgage-backed securities available for sale	439,566	552,780
Proceeds from sale of real estate owned and other assets	6,142	2,672

Net cash used in investing activities	(1,189,209)	(586,067)

Cash flows from financing activities:
Net increase in deposits	209,384	182,248
Net increase in Federal Home Loan Bank advances	387,903	513,158
Net increase in securities sold under agreements to repurchase	611,419	8,495
Guarantee fees for senior notes	—	(113)
Maturity of senior notes	(200,000)	—
Redemption of Trust Preferred Securities	—	(159,580)
Proceeds from issuance of convertible senior notes	116,661	—
Net proceeds from issuance of Trust Preferred Securities	—	65,630
Net proceeds from issuance of stock	3,223	71,681
Dividends paid on preferred stock	(278)	(237)
Decrease in advances from borrowers for taxes and insurance	(5,207)	(6,531)

Net cash provided by financing activities	1,123,105	674,751

Decrease in cash and cash equivalents	(172,861)	(402,271)
Cash and cash equivalents at beginning of period	226,898	472,290

Cash and cash equivalents at end of period	$54,037	$70,019

Supplemental disclosure of non-cash investing and financing activities:
Securitization of mortgage loans held for sale	$319,810	$506,999
Transfer of loans held for sale to portfolio	$99,796	$4,361
Securities purchased pending settlement	—	$247,313
Securities sold pending settlement	—	$58,501

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

The unaudited consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the three-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2004. These condensed notes should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in BankUnited’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

Certain prior period amounts have been reclassified to conform to the June 30, 2004 consolidated financial statements presentation.

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

The disclosure requirements under SFAS No. 148 for interim financial statements are effective and were adopted by BankUnited on January 1, 2003. The following table provides the required disclosures for the three and nine-month periods ended June 30, 2004 compared to the same period in the prior year:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Net income, as reported	$13,040	$9,627	$36,628	$28,019
Add: Total stock-based employee and director compensation expense included in net income, net of related tax effects	460	16	1,134	16
Deduct: Total stock-based employee and director compensation expense determined under the fair value based method for all awards, net of related tax effects	(935)	(611)	(2,455)	(1,372)

Pro forma net income	$12,565	$9,032	$35,307	$26,663

Earnings per share:
Basic — as reported	$0.43	$0.35	$1.22	$1.07

Basic — pro forma	$0.42	$0.33	$1.18	$1.02

Diluted — as reported	$0.41	$0.33	$1.14	$0.99

Diluted — pro forma	$0.39	$0.31	$1.10	$0.95

Assumptions for weighted average grant-date fair value of options using the Black Scholes option pricing model are as follows:
Dividend yield	—	—	—	—
Expected volatility	32%	38%	32%	38%
Risk free interest rate	3.85%	3.11%	3.34%	3.55%
Expected life (years)	5.81	7.00	5.25	7.00

(b)    Impact of New Accounting Pronouncements

FIN 46R

On December 24, 2003, the FASB issued a revision to Interpretation 46 (“FIN 46R”) to clarify some of the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). Under the new guidance contained in FIN 46R, special effective date provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Under the original provisions of FIN 46, beginning with the interim period beginning after June 15, 2003, BankUnited would no longer consolidate variable interest entities in which a variable interest was acquired prior to February 1, 2003 that do not meet the consolidation criteria under FIN 46. Under the new guidance contained in FIN 46R, the effective date has been moved up to the first interim period ending after December 15, 2003 for special purpose entities only. Currently, BankUnited Capital is the only trust subsidiary consolidated by BankUnited. BankUnited meets the consolidation criteria under FIN 46 with respect to BankUnited Capital due to its ownership of the majority of preferred shares issued by that trust. As a result of FIN 46, BankUnited recognizes investments in common securities of its non-consolidated trust subsidiaries in other assets and reports the amount of subordinated debentures issued by BankUnited Financial Corporation to those trust subsidiaries in the liability section of its Consolidated Statement of Financial Condition. FIN 46 does not require restatement of prior year balances. FIN 46 and FIN 46R have not had a significant impact on BankUnited’s consolidated financial condition or results of operations. The following information is being provided in accordance with disclosure requirements of FIN 46R.

BankUnited operates wholly-owned trust subsidiaries (“Trust Subsidiaries”) for the purpose of issuing Trust Preferred Securities and investing the proceeds from the sale thereof in Junior Subordinated Deferrable Interest Debentures issued by BankUnited (the “Subordinated Debentures”). All of the proceeds of the Trust Preferred

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securities plus common securities issued by the Trust Subsidiaries are invested in Subordinated Debentures, which represent the sole assets of the Trust Subsidiaries. The Trust Preferred Securities pay preferential cumulative cash distributions at the same rate as the Junior Subordinated Debentures held by the Trust Subsidiaries. As of June 30, 2004, BankUnited had an investment in the common stock of its Trust Subsidiaries of $7 million and Subordinated Debentures sold to its Trust Subsidiaries totaling $168 million. The Trust Subsidiaries had liabilities of $161 million in the form of Trust Preferred Securities.

SAB 105

On March 9, 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 105, (“SAB105”) “Application of Accounting Principles to Loan Commitments.” SAB 105 pertains to recognizing and disclosing loan commitments, and is effective for commitments to originate mortgage loans held for sale that are entered into after March 31, 2004. Accounting guidance issued prior to SAB 105 requires entities, that make mortgage-loan commitments on loans it intends to sell, to recognize them on the balance at fair value through expiration or funding, but does not address how to measure fair value. SAB 105 clarifies this guidance by defining measurement of fair value at the balance sheet date as only the difference between the guaranteed interest rate in the loan commitment and market interest rate, excluding any expected future cash flows related to customer relationships or loan servicing. Prior to SAB 105, BankUnited based the fair value of loan commitments held for sale solely on the relationship to market interest rate, absent any expected cash flows from the customer relationship or servicing rights, therefore, SAB 105 will not have an impact on its financial statements.

3.    Securities Portfolio

Investments

Presented below is an analysis of investments designated as available for sale.

	June 30, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. government agency securities	$52,049	$—	$(514)	$51,535
Preferred stock of the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National Mortgage Association (“FNMA”)	96,091	103	(2,435)	93,759
Equity securities	932	—	(1)	931
Trust preferred securities of other issuers	88,609	3,136	(349)	91,396
Other(1)	94,424	23	(2,714)	91,733

Total	$332,105	$3,262	$(6,013)	$329,354

	September 30, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. government agency securities	$52,980	$714	$—	$53,694
Preferred stock of the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National Mortgage Association (“FNMA”)	81,393	319	(242)	81,470
Equity securities	861	—	—	861
Trust preferred securities of other issuers	85,493	3,931	(682)	88,742
Other(1)	72,734	34	(858)	71,910

Total	$293,461	$4,998	$(1,782)	$296,677

(1)	Other includes mutual funds and other bonds.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investment securities available for sale as of June 30, 2004, by contractual maturity, are shown below.

	June 30, 2004
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$9,779	$9,761
Due after one year through five years	37,603	37,543
Due after five years through ten years	52,505	51,578
Due after ten years	231,286	229,541
Equity securities	932	931

Total	$332,105	$329,354

Mortgage-Backed Securities

Presented below is an analysis of mortgage-backed securities designated as available for sale.

	June 30, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
GNMA mortgage-backed securities(1)	$1,573	$78	$(5)	$1,646
FNMA mortgage-backed securities	408,373	439	(8,207)	400,605
FHLMC mortgage-backed securities	119,678	93	(2,463)	117,308
Collateralized mortgage obligations	9,164	17	(45)	9,136
Mortgage pass-through certificates	1,771,269	1,999	(21,874)	1,751,394

Total(2)	$2,310,057	$2,626	$(32,594)	$2,280,089

	September 30, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
GNMA mortgage-backed securities	$2,399	$116	$—	$2,515
FNMA mortgage-backed securities	450,997	4,806	(1,937)	453,866
FHLMC mortgage-backed securities	35,903	549	(155)	36,297
Collateralized mortgage obligations	63,442	40	(335)	63,147
Mortgage pass-through certificates	1,505,278	8,568	(4,690)	1,509,156

Total(2)	$2,058,019	$14,079	$(7,117)	$2,064,981

(1)	GNMA stands for Government National Mortgage Association.
(2)	As of June 30, 2004 and September 30, 2003, there were $1.1 million and $37.3 million, respectively, of retained securities from securitized loans included in BankUnited’s portfolio of mortgage-backed securities. These amounts represent the fair value of those securities and do not include servicing rights.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mortgage-backed securities available for sale as of June 30, 2004, by expected maturities, are shown below.

	June 30, 2004
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$829,178	$818,421
Due after one year through five years	1,319,821	1,302,700
Due after five years through ten years	59,733	58,958
Due after ten years	101,325	100,010

Total	$2,310,057	$2,280,089

Based on the internal model used by BankUnited, estimated average duration of the mortgage-backed securities portfolio as of June 30, 2004 was 2.67 years. This duration is extended to 3.14 years in a hypothical scenario which adds 100 basis points to market interest rates. The reader needs to be cautioned that the model used by BankUnited is based on assumptions which may differ from their eventual outcome.

4.    Convertible Senior Notes

BankUnited issued $120 million principal amount of convertible senior notes due 2034 in a private placement to certain qualified institutional buyers in February and March of 2004. The notes bear interest at the rate of 3.125% per year payable on March 1 and September 1 of each year, beginning on September 1, 2004. Beginning on March 1, 2011 BankUnited will pay additional contingent interest on the notes if the average trading price of the notes is above a specified level. This contingent interest feature is an embedded derivative which had no value at issuance and at June 30, 2004.

The notes are convertible by holders into shares of BankUnited’s Class A Common Stock at an initial conversion rate of 26.2771 shares of Class A Common Stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of $38.06 per share of Class A Common Stock (subject to adjustment in certain events), only under the following circumstances: (1) during any fiscal quarter after the first fiscal quarter ended March 31, 2004 if the closing sale price of our Class A Common Stock exceeds 125% of the then current conversion price for at least 20 consecutive trading days in the 30 consecutive trading-day period ending on the last trading day of the immediately preceding fiscal quarter, (2) during prescribed periods, upon the occurrence of specified corporate transactions, or (3) if we have called the notes for redemption.

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

Current accounting guidance provides that until the conversion contingency is met, the shares underlying the notes are not included in the calculation of fully diluted earnings per share. Should this contingency be met, diluted earnings per share could decrease as a result of the possible inclusion of all or a part of the underlying shares in the fully diluted earnings per share calculation. The Emerging Issues Task Force the FASB (“EITF”) reached a tentative conclusion on Issue No. 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect of Diluted Earnings Per Share” (“EITF Issues No. 04-8”), which would require all shares that are contingently issuable under convertible debt instruments be included in the calculation of diluted earnings per share, disregarding the conversion contingency. The EITF agreed that the tentative

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

conclusion would be applied by retroactively restating previously reported diluted earnings per share. This transition differs from the standard EITF transition, but is consistent with the transition provisions of previous consensuses and other accounting standards that have affected the computation and presentation of earnings per share. If the tentative conclusion is adopted by the EITF, the expected effective date would be for fiscal periods ending after December 15, 2004.

Holders may require BankUnited to purchase all or part of the notes for cash at a purchase price of 100% of the principal amount of the notes plus accrued and unpaid interest including contingent interest and additional amounts, if any, on March 1, 2011, March 1, 2014, March 1, 2019, March 1, 2024 and March 1, 2029 or upon the occurrence of a fundamental change.

The notes are senior unsecured obligations, ranking equally in right of payment with all of BankUnited’s existing and future unsecured senior indebtedness. The notes are effectively subordinated to BankUnited’s entire senior secured indebtedness and all indebtedness and liabilities of its subsidiaries. As of June 30, 2004, BankUnited did not have any senior secured indebtedness.

5.    Earnings Per Share

The following tables reconcile basic and diluted earnings per share for the three and nine months ended June 30, 2004 and 2003.

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2004	2003	2004	2003
	(Dollars and shares in thousands, except per share data)
Basic earnings per share:
Numerator:
Net income	$13,040	$9,627	$36,628	$28,019
Preferred stock dividends	98	79	278	237

Net income available to common stockholders	$12,942	$9,548	$36,350	$27,782

Denominator:
Weighted average common shares outstanding	29,894	27,124	29,805	25,973

Basic earnings per share	$0.43	$0.35	$1.22	$1.07

Diluted earnings per share:
Numerator:
Net income available to common stockholders	$12,942	$9,548	$36,350	$27,782
Plus:
Convertible preferred stock dividends	98	79	278	237

Diluted net income available to common stockholders	$13,040	$9,627	$36,628	$28,019

Denominator:
Weighted average common shares outstanding	29,894	27,124	29,805	25,973
Plus:
Stock options and restricted stock	1,508	1,231	1,556	1,157
Convertible preferred stock	773	1,083	763	1,067

Diluted weighted average shares outstanding	32,175	29,438	32,124	28,197

Diluted earnings per share	$0.41	$0.33	$1.14	$0.99

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Basic earnings per share is calculated by dividing net income, adjusted for dividends declared on preferred stock, by the weighted number of shares of common stock outstanding.

Diluted earnings per share is calculated under the treasury stock method by dividing net income by the weighted average number of shares of common stock outstanding, assuming conversion of outstanding convertible preferred stock from the beginning of the period, the exercise of stock options, and unvested restricted stock. Such adjustments to net income and the weighted average number of shares of common stock are made only when such adjustments dilute earnings per share; antidilutive options and restricted stock awards are not considered in the computation of dilutive earnings per share.

6.    Regulatory Capital

The Bank’s regulatory capital levels as of June 30, 2004 and September 30, 2003 were as follows:

	As of June 30, 2004	As of September 30, 2003
	(Dollars in thousands)
Tier 1 Leverage Capital
Amount	$584,345	$514,690
Actual Ratio	7.2%	7.3%
Well-Capitalized Minimum Ratio(1)	5.0%	5.0%
Adequately Capitalized Minimum Ratio(1)	4.0%	4.0%

Tier 1 Risk-Based Capital
Amount	$584,345	$514,690
Actual Ratio	15.1%	15.5%
Well-Capitalized Minimum Ratio(1)	6.0%	6.0%
Adequately Capitalized Minimum Ratio(1)	4.0%	4.0%

Total Risk-Based Capital
Amount	$605,021	$534,062
Actual Ratio	15.6%	16.1%
Well-Capitalized Minimum Ratio(1)	10.0%	10.0%
Adequately Capitalized Minimum Ratio(1)	8.0%	8.0%

(1)	Based on Office of Thrift Supervision regulations.

In April of 2004, BankUnited Financial Corporation contributed $30 million in additional capital to the Bank funded by proceeds it received from the issuance of $120 million of convertible senior notes in February and March of 2004.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Comprehensive (Loss) Income

BankUnited’s comprehensive income includes all items which comprise net income, plus other comprehensive (loss) income. For the three and nine months ended June 30, 2004 and 2003 BankUnited’s other comprehensive (loss) income was as follows:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)
Net income	$13,040	$9,627	$36,628	$28,019
Other comprehensive (loss) income, net of tax:
Unrealized (loss) income arising during the period on securities, net of tax (benefit) expense of $(15,992) and $(40) for the three months ended June 30, 2004 and 2003, respectively, and $(14,093), and $2,211 for the nine months ended June 30, 2004 and 2003, respectively	(29,699)	(73)	(26,173)	3,931
Unrealized loss on cash flow hedges, net of tax benefit of $824 and $340 for the three months ended June 30, 2004 and 2003, respectively, and $602, and $657 for the nine months ended June 30, 2004 and 2003, respectively	(1,530)	(636)	(1,119)	(1,168)
Less reclassification adjustment for:
Realized gains on securities sold included in net income, net of tax of $1,106 for the three months ended June 30, 2003, and $254, and $1,676 for the nine months ended June 30, 2004 and 2003, respectively	—	2,070	472	2,979
Realized losses on cash flow hedges, net of tax benefit of $92 and $84 for the three months ended June 30, 2004 and 2003, respectively, and $269 and $231 for the nine months ended June 30, 2004 and 2003, respectively	(171)	(157)	(500)	(411)

Total other comprehensive (loss) income, net of tax	(31,058)	(2,622)	(27,264)	195

Comprehensive (loss) income	$(18,018)	$7,005	$9,364	$28,214

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

The following table summarizes certain information with respect to the use of derivatives and their impact on BankUnited’s statements of income during the three and nine months ended June 30, 2004 and 2003:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)
Fair Value Hedges
Net (loss) gain recorded in earnings due to ineffectiveness	$187	$—	$188	$—

Other Derivatives (1)
Net (loss) gain recorded in earnings	$(111)	$30	$630	$206

Note:	There was no ineffectiveness related to cash flow hedges during the three and nine months ended June 30, 2004 and 2003. Within the next 12 months, BankUnited estimates that $0.1 million will be reclassified out of comprehensive income as a charge to earnings.

(1)	These derivatives are used by BankUnited to hedge interest rate risk, but do not qualify for hedge accounting treatment.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Commitments and Contingencies

Standby letters of credit are off balance sheet instruments which represent conditional commitments issued by BankUnited to guarantee the performance of a customer to a third party. BankUnited had outstanding standby letters of credit, and risk participations, in the amount of $49.0 million and $51.6 million as of June 30, 2004 and September 30, 2003, respectively. Fees collected on standby letters of credit and risk participations are deferred and amortized over their term, which is typically one year or less.

BankUnited is a party to certain claims and litigation arising in the ordinary course of business. In the opinion of management, the resolution of such claims and litigation will not materially affect BankUnited’s consolidated financial position or results of operations.

10.    Related Party Transactions

The following table provides an analysis of changes in the amounts of related party loans during the nine months ended June 30, 2004:

Related Party Loans
(in thousands)
Beginning balance, September 30, 2003	$6,307
Additions	827
Payments	(852)
Other (1)	(937)

Ending balance, June 30, 2004	$5,345

(1)	Other represents loans to individuals who are no longer related parties.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Form 10-Q, “BankUnited,” “we,” “us” and “our” refers to BankUnited and its subsidiaries on a consolidated basis. The following discussion and analysis and the related financial data present a review of BankUnited’s consolidated operating results for the three and nine month periods ended June 30, 2004 and 2003 and consolidated financial condition as of June 30, 2004. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in BankUnited’s Annual Report on Form 10-K for the year ended September 30, 2003.

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

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

BankUnited cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and are not historical facts. Actual results may differ materially from the results discussed in these forward-looking statements due to the following factors, among other things: general business and economic conditions, either nationally or regionally; changes or fluctuations in interest rates; a deterioration in credit quality and/or a reduced demand for credit; reduced deposit flows and loan demand; competition from other financial services companies in our markets; legislative or regulatory changes, including changes in accounting standards, guidelines and policies; changes in the regulation of financial services companies; fiscal and monetary policies; the issuance or redemption of additional equity or debt securities; the concentration of operations in Florida, if the Florida economy or real estate values decline; volatility in the market price of its common stock, the threat and impact of war and terrorism, reliance on other companies for products and services; and other economic, competitive, servicing capacity, governmental, regulatory and technological factors affecting the company’s operations, pricing, products and delivery of services. BankUnited cautions that the foregoing factors are not exclusive. BankUnited does not undertake, and specifically disclaims, any obligations to publicly release the result of any updates which might be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

Purchases of BankUnited Stock

BankUnited announced on October 24, 2002, that its Board of Directors had authorized a stock repurchase program on its Class A Common Stock. Under the program, BankUnited may purchase up to 1,000,000 shares of its Class A Common Stock in open market transactions, from time to time, at such prices and on such conditions as the Executive Committee of the Board determines to be advantageous. This plan does not have an expiration date. BankUnited initiated this program because its believes that the volatility of the financial markets, in general, have at times generated a market price that does not adequately reflect the real value of BankUnited stock or the level of confidence that management and the Board of Directors have in BankUnited’s ability to implement its strategy and achieve continued growth. The basis for the carrying value of BankUnited’s treasury stock is the purchase price or fair value of the shares in the open market at the time of purchase. To date, there have been no purchases under this plan. In addition, there were no other purchases of BankUnited stock during the two quarters ended June 30, 2004.

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2004 Compared to the Same Period in 2003

General

Net income reached $13.0 million for the three months ended June 30, 2004, up 35% over $9.6 million for the same period in 2003. Basic and diluted earnings were $0.43 and $0.41 per share, respectively, for the quarter, up from $0.35 and $0.33 per share, respectively, for the same quarter last year. The increase in net income of $3.4 million for 2004 is primarily due to an improvement in net interest income resulting from the growth in earning assets, an increase in funding from non-interest bearing liabilities, and an increase in capital from an equity offering in May 2003. Yields on loans are reduced by prepayments through accelerated amortization of deferred loan origination costs and premiums.

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

Yields Earned and Rates Paid

	For the Three Months Ended June 30,
	2004			2003
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, net(1)	$4,943,639	$57,236	4.66%	$4,074,481	$56,699	5.57%
Mortgage-backed securities	2,321,678	20,240	3.51	1,859,634	17,796	3.83
Short-term investments(2)	15,384	66	1.73	21,183	113	2.11
Investment securities and FHLB stock	473,588	4,883	4.15	350,010	3,922	4.48

Total interest-earning assets	7,754,289	82,425	4.25	6,305,308	78,530	4.98

Interest-bearing liabilities:
NOW/money market	606,654	1,021	0.68	579,712	1,224	0.85
Savings	1,024,578	4,355	1.71	778,996	3,228	1.66
Certificates of deposit	1,784,028	12,480	2.81	1,719,289	15,263	3.56
Trust preferred securities and subordinated debentures(3)	165,497	1,792	4.35	266,262	4,922	7.39
Senior notes(4)	120,000	1,070	3.59	200,000	2,796	5.59
FHLB advances and other borrowings	3,736,288	25,891	2.79	2,533,910	22,739	3.55

Total interest-bearing liabilities	$7,437,045	$46,609	2.50%	$6,078,169	$50,172	3.29%

Excess of interest-earning assets over interest-bearing liabilities	$317,244			$227,139

Net interest income		$35,816			$28,358

Interest rate spread			1.75%			1.69%

Net interest margin			1.86%			1.81%

Ratio of interest-earning assets to interest-bearing liabilities	104.27%			103.74%

Note:	The yields and rates along with the corresponding interest rate spread and net interest margin represent the yields earned and rates paid on BankUnited’s interest-earning assets and interest-bearing liabilities, respectively, for the periods presented and do not include any estimates of the effect that accelerated amortization of premiums or discounts would have on the yields earned. The yields are annualized and are not calculated on a tax equivalent basis.
(1)	Includes loans held for sale. Also includes average non-accruing loans of $16.9 million and $44.6 million for the three months ended June 30, 2004 and 2003, respectively.
(2)	Short-term investments include FHLB overnight deposits, federal funds sold, securities purchased under agreements to resell, and certificates of deposit.
(3)	Includes the effect of interest rate swaps. For more information on interest rate swaps see Note 8 of the accompanying condensed notes to consolidated financial statements.
(4)	Includes convertible senior notes issued in February and March of 2004, and senior notes up until February 2004, which matured at that time.

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

	For the Three Month Period Ended June 30, 2004 vs. 2003
	Increase (Decrease) Due to
	Changes in Volume	Changes in Rate	Total Increase/ (Decrease)
	(Dollars in thousands)
Interest income attributable to:
Loans, net (1)	$12,103	$(11,566)	$537
Mortgage-backed securities	4,424	(1,980)	2,444
Short-term investments(2)	(31)	(16)	(47)
Investment securities and FHLB stock	1,384	(423)	961

Total interest-earning assets	17,880	(13,985)	3,895

Interest expense attributable to:
NOW/money market	57	(260)	(203)
Savings	1,019	108	1,127
Certificates of deposit	576	(3,359)	(2,783)
Trust Preferred Securities and subordinated debentures(3)	(1,861)	(1,269)	(3,130)
Senior notes(4)	(1,118)	(608)	(1,726)
FHLB advances and other borrowings	10,670	(7,518)	3,152

Total interest-bearing liabilities	9,343	(12,906)	(3,563)

Increase (decrease) in net interest income	$8,537	$(1,079)	$7,458

(1)	Includes interest earned on loans held for sale.
(2)	Short-term investments include FHLB overnight deposits, federal funds sold, securities purchased under agreements to resell, and certificates of deposit.
(3)	Includes the effect of interest rate swaps. See Note 8 of the accompanying condensed notes to consolidated financial statements for more information on interest rate swaps.
(4)	Includes interest expense on convertible senior notes issued in February and March of 2004, and interest expense on senior notes up until February 2004, which matured at that time.

Net interest income before provision for loan losses was $35.8 million for the three months ended June 30, 2004, compared to $28.4 million for the same period in 2003. This improvement is primarily the result of growth in earning assets, an increase in funding from both non-interest bearing liabilities and capital from an equity offering in May 2003. The increase in net interest income of $7.4 million is net the result of favorable volume changes of $8.5 million due substantially to growth in earning assets offset by unfavorable changes of $1.1 million due mainly to a decrease in net yield.

Net interest margin for the three months ended June 30, 2004 was 1.86% compared to 1.81% for the same period in 2003. The improvement resulted primarily from an increase in net interest spread and increased funding from non-interest bearing liabilities.

Interest Income.  Interest income increased by $3.9 million for the three months ended June 30, 2004, compared to the same period in 2003. This is the net result of an increase of $17.9 million due to growth in volume of earning assets, offset by a decrease of $14.0 million in yields earned on those assets.

The volume related increases stem mostly from an increase in interest earned on loans of $12.1 million and also includes increases of $4.4 million from interest earned on mortgage-backed securities, and $1.4 million from interest earned on investment securities and FHLB stock. Average loan volume grew by 21% for the third quarter compared to the same period last year and average investment volume grew by 26% over the same period in the prior year. The rate related decreases stem mostly from a decrease in the yield on loans of $11.6 million, and a decrease of $2.0 million from changes in yield on mortgage-backed securities, respectively.

Interest Expense.  Interest expense decreased by $3.6 million for the three months ended June 30, 2004, compared to the same period in 2003. This is the net result of a $9.3 million increase due to growth in volume of interest bearing liabilities, offset by a $12.9 million decrease due to a reduction in rates paid on those liabilities.

The most significant volume related activity stems from an increase of 47% in average balances of FHLB advances and other borrowings, which increased interest expense by $10.7 million. The rate related decreases stem from a decrease in interest paid on all categories of interest bearing liabilities with the exception of an increase in interest paid on savings accounts. The most significant decreases related to FHLB advances and other borrowings and certificates of deposit.

Provision for loan losses.  The provision for loan losses for the three months ended June 30, 2004 was $1.2 million, compared to $1.4 million for the same period in 2003, reflecting a low level of non-performing assets and charge-offs. See Asset Quality for more information concerning BankUnited’s allowance for loan losses.

Analysis of Non-Interest Income and Expenses

	For the Three Months Ended June 30,
	2004	2003	Increase/ (Decrease)
	(Dollars in thousands)
Non-interest income:
Loan servicing fees	$793	$579	$214	37.0%
Amortization of mortgage servicing rights	(957)	(1,925)	968	(50.3)
Loan fees	1,196	1,372	(176)	(12.8)
Deposit fees	1,060	1,017	43	4.2
Other fees	503	410	93	22.7
Net (loss) gain on sale of investment and mortgage-backed securities	(1,571)	4,085	(5,656)	(138.5)
Net gain on sale of loans and other assets	2,672	2,555	117	4.6
Insurance and investment services income	1,096	771	325	42.2
Other	1,690	1,158	532	45.9

Total non-interest income	$6,482	$10,022	$(3,540)	(35.3)%

	For the Three Months Ended June 30,
	2004	2003	Increase/ (Decrease)
	(Dollars in thousands)
Non-interest expenses:
Employee compensation and benefits	$11,244	$9,569	$1,675	17.5%
Occupancy and equipment	4,475	3,172	1,303	41.1
Telecommunications and data processing	1,485	1,310	175	13.4
Advertising and promotion expense	1,680	1,021	659	64.5
Professional fees — legal and accounting	1,176	864	312	36.1
Other operating expenses	2,501	6,742	(4,241)	(62.9)

Total non-interest expenses	$22,561	$22,678	$(117)	(0.5)%

Analysis of Non-Interest Income and Expenses

Total non-interest income was $6.5 million for the three months ended June 30, 2004, down 35% from the same period in 2003, during which time there was a $4.3 million gain on sales of securities.

BankUnited experienced a slower amortization of mortgage servicing rights for the three months ended June 30, 2004. BankUnited provided for the amortization of $1.0 million of servicing rights for the three months ended June 30, 2004, compared to $1.9 million for the same period in the previous year. This amortization, offset by fees earned on these loans of $0.8 million, resulted in a net loss of $0.2 million from loan servicing fees for the three months ended June 30, 2004 compared to a net loss of $1.3 million for the same period in 2003.

BankUnited realized a net loss of $1.6 million on the sale of mortgage-backed securities during the three months ended June 30, 2004 generated from BankUnited’s securitization activities. During the same period in 2003, BankUnited realized a net gain of $4.3 million on the sale of investment securities and mortgage-backed securities available for sale offset by a loss of $0.2 million generated from BankUnited’s securitization activities.

The net gain on sale of loans and other assets of $2.7 million during the three months ended June 30, 2004, is due mostly to the sale of securitized loans upon which BankUnited retains servicing rights. The net gain on sale of loans and other assets of $2.6 million during the same period in 2003 is also due mostly to the sale of securitized loans.

Insurance and investment services income for the three months ended June 30, 2004, included approximately $1.1 million in commissions from the sale of annuity and other investment products. This amount represents an increase of 42% over such sales during the same period in 2003.

Other income of $1.7 million for the three months ended June 30, 2004 reflects $0.5 million of non-recurring items recognized during the quarter.

Total non-interest expense decreased by $0.1 million or 0.5% for the three months ended June 30, 2004, compared to the same period in 2003. Employee compensation and benefits increased by 17.5% during the three months ended June 30, 2004 over the same period in 2003 reflecting primarily BankUnited’s growth. Occupancy and equipment also increased by 41.1% during the same period mostly as a result of growth in branches and support facilities. Included in other operating expenses for 2003, was a $3.7 million charge related to the redemption of trust preferred securities. Without this occurrence, expenses related to operations for the quarter ended June 30, 2004 would have shown an 18% year over year increase. There was also a decrease of $0.8 million in other operating expenses for the three months ended June 30, 2004 compared to the same period in 2003 due primarily to a reduction in loan documentation review expenses.

Provision for Income Taxes.  The effective income tax rate for the three months ended June 30, 2004 was 29.7% compared to 32.8% for the same period in 2003. The provision for the three months ended June 30, 2004 includes approximately $0.5 million in refund claims resulting from amendments of prior period income tax returns. Excluding this amount, the effective income tax rate would have been 32.2%. BankUnited and its subsidiaries file tax returns in each of the tax jurisdictions in which they operate and are subject to the interpretation of the tax laws by each of those jurisdictions. No tax return is currently subject to examination.

For the Nine Months Ended June 30, 2004 Compared to the Same Period in 2003

General

	For the Nine Months Ended June 30,
	2004			2003
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, net(1)	$4,571,527	$166,692	4.87%	$4,039,442	$176,333	5.82%
Mortgage-backed securities	2,178,089	60,226	3.69	1,617,548	50,763	4.18
Short-term investments(2)	16,459	282	2.28	15,919	340	2.81
Investment securities and FHLB stock	449,989	14,265	4.23	301,428	10,644	4.71

Total interest-earning assets	7,216,064	241,465	4.46	5,974,337	238,080	5.31

Interest-bearing liabilities:
NOW/money market	581,409	2,951	0.68	552,514	4,311	1.04
Savings	951,514	11,990	1.68	740,458	10,460	1.89
Certificates of deposit	1,793,400	39,087	2.91	1,750,181	48,700	3.72
Trust preferred securities and subordinated debentures(3)	165,276	6,466	5.23	273,423	15,057	7.34
Senior notes	144,818	5,709	5.27	200,000	8,408	5.61
FHLB advances and other borrowings	3,268,742	72,403	2.96	2,250,642	65,013	3.81

Total interest-bearing liabilities	$6,905,159	$138,606	2.66%	$5,767,218	151,949	3.50%

Excess of interest-earning assets over interest-bearing liabilities	$310,905			$207,119

Net interest income		$102,859			$86,131

Interest rate spread			1.79%			1.81%

Net interest margin			1.90%			1.94%

Ratio of interest-earning assets to interest-bearing liabilities	104.50%			103.59%

Note:	The yields and rates along with the corresponding interest rate spread and net interest margin represent the yields earned and rates paid on BankUnited’s interest-earning assets and interest-bearing liabilities, respectively, for the periods presented and do not include any estimates of the effect that accelerated amortization of premiums or discounts would have on the yields earned. The yields are annualized and are not calculated on a tax equivalent basis.
(1)	Includes loans held for sale. Also includes average non-accruing loans of $25.1 million and $37.5 million for the nine months ended June 30, 2004 and 2003, respectively.
(2)	Short-term investments include FHLB overnight deposits, federal funds sold, securities purchased under agreements to resell, and certificates of deposit.
(3)	Includes the effect of interest rate swaps. For more information on interest rate swaps see Note 8 of the accompanying condensed notes to consolidated financial statements.
(4)	Includes convertible debt issued in February and March of 2004, and senior notes up until February 2004, which matured at that time.

	For the Nine Month Period Ended June 30, 2004 vs. 2003
	Increase (Decrease) Due to
	Changes in Volume	Changes in Rate	Total Increase/ (Decrease)
	(Dollars in thousands)
Interest income attributable to:
Loans, net(1)	$23,226	$(32,867)	$(9,641)
Mortgage-backed securities	17,573	(8,110)	9,463
Short-term investments(2)	12	(70)	(58)
Investment securities and FHLB stock	5,248	(1,627)	3,621

Total interest-earning assets	46,059	(42,674)	3,385

Interest expense attributable to:
NOW/money market	225	(1,585)	(1,360)
Savings	2,992	(1,462)	1,530
Certificates of deposit	1,206	(10,819)	(9,613)
Trust Preferred Securities and subordinated debentures(3)	(5,953)	(2,638)	(8,591)
Senior notes	(2,322)	(377)	(2,699)
FHLB advances and other borrowings	29,091	(21,701)	7,390

Total interest-bearing liabilities	25,239	(38,582)	(13,343)

Increase (decrease) in net interest income	$20,820	$(4,092)	$16,728

(1)	Includes interest earned on loans held for sale.
(2)	Short-term investments include FHLB overnight deposits, federal funds sold, securities purchased under agreements to resell, and certificates of deposit.
(3)	Includes the effect of interest rate swaps. See Note 8 of the accompanying condensed notes to consolidated financial statements for more information on interest rate swaps.
(4)	Includes interest expense on convertible debt issued in February and March of 2004, and interest expense on senior notes up until February 2004, which matured at that time.

Net interest income before provision for loan losses was $103 million for the nine months ended June 30, 2004, $16.7 million over the same period in 2003. The net improvement is the result of an increase of $20.8 million due primarily to growth in average earning asset volume of 21%, offset by a decrease of $4.1 million due mainly to changes in the yields earned on earning assets and rates paid on interest bearing liabilities.

Net interest margin for the nine months ended June 30, 2004 was 1.90% compared to 1.94% for the same period in 2003. This decline in net interest margin is primarily reflective of compression in the interest rate spread. Efforts by BankUnited to reduce the volume of higher cost trust preferred securities and subordinated debentures over the past several periods, combined with increased funding from non-interest bearing funds, helped to reduce the impact of margin compression by reducing the overall cost of funds.

Interest Income.  Interest income for the nine months ended June 30, 2004 remained relatively flat at $241 million compared to $238 million for the same period in 2003 as a result of an increase of $46 million related to volume, offset by a $43 million decrease due to lower yields on earning assets.

The volume related increases of $46 million resulted from an increase in interest earned on loans of $23.2 million, $17.6 million in interest earned on mortgage-backed securities, and $5.2 million from interest earned on long-term investments and FHLB stock. The rate related decreases resulted mostly from a decrease in interest earned on loans of $33 million, and a decrease of $8.1 million from interest earned on mortgage-backed securities. Average earning assets increased by 21% during the nine months ended June 30, 2004 compared to the same period in 2003.

Interest Expense.  Interest expense decreased by $13.3 million for the nine months ended June 30, 2004, compared to the same period in 2003. This is the result of an increase of $25.2 million due to an increase in volume of interest bearing liabilities, offset by a decrease of $38.6 million due to a reduction in rates paid on those liabilities.

The most significant volume related changes was an increase in interest expense of $29.1 million from additional FHLB advances and other borrowings. Borrowed funds increased by 31% during the nine months ended June 30, 2004 compared to the same period in 2003. In addition, there was a decrease in interest expense of $6.0 million which is substantially the result of BankUnited’s redemption of its higher cost trust preferred securities. The most significant rate related changes in interest expense were due to a downward re-pricing of deposits during the nine months ended June 30, 2004, which reduced interest expense by $10.8 million, and a decrease of $21.7 million due to lower rates paid on FHLB on advances and other borrowings. In addition, interest expense decreased by $2.6 million on trust preferred securities and subordinated debentures due in part to the use of interest rate swaps.

Provision for loan losses.  The provision for loan losses for the nine months ended June 30, 2004 was $3.4 million, compared to $3.9 million for the same period in 2003, primarily reflecting a lower level of non-performing assets. See Asset Quality for more information concerning BankUnited’s allowance for loan losses.

Analysis of Non-Interest Income and Expenses

	For the Nine Months Ended June 30,
	2004	2003	Increase/(Decrease)
	(Dollars in thousands)
Non-interest income:
Loan servicing fees	$2,307	$1,542	$765	49.6%
Amortization of mortgage servicing rights	(3,561)	(4,770)	1,209	25.3
Impairment of mortgage servicing rights	(1,200)	—	(1,200)	(100.0)
Loan fees	3,129	3,562	(433)	(12.2)
Deposit fees	3,223	3,037	186	6.1
Other fees	1,442	1,014	428	42.2
Net (loss) gain on sale of investment and mortgage-backed securities	(1,833)	4,840	(6,673)	(137.9)
Net gain on sale of loans and other assets	5,952	6,323	(371)	(5.9)
Insurance and investment services income	3,222	2,091	1,131	54.1
Other	3,972	4,180	(208)	(5.0)

Total non-interest income	$16,653	$21,819	$(5,166)	(23.7)%

	For the Nine Months Ended June 30,
	2004	2003	Increase/(Decrease)
	(Dollars in thousands)
Non-interest expenses:
Employee compensation and benefits	$31,309	$27,938	$3,371	12.1%
Occupancy and equipment	12,511	9,125	3,386	37.1
Telecommunications and data processing	4,278	3,729	549	14.7
Advertising and promotion expense	4,118	3,464	654	18.9
Professional fees — legal and accounting	3,520	3,211	309	9.6
Other operating expenses	7,140	14,757	(7,617)	(51.6)

Total non-interest expenses	$62,876	$62,224	$652	1.0%

Analysis of Non-Interest Income and Expenses

Total non-interest income was $16.7 million for the nine months ended June 30, 2004, down $5.2 million, or 24% from the same period in 2003 during which there was a gain on the sale of securities of $5.7 million.

BankUnited provided for the amortization of $3.6 million of servicing rights for the nine months ended June 30, 2004, compared to $4.8 million for the same period in the previous year. This amortization, offset by fees earned on these loans of $2.3 million, resulted in a net loss of $1.3 million from loan servicing fees for the nine months ended June 30, 2004 compared to a net loss of $3.2 million for the same period in 2003. In addition, BankUnited recorded a $1.2 million impairment charge during the nine months ended June 30, 2004, based on a valuation of its mortgage servicing assets by independent third parties, and none during the same period in 2003.

BankUnited realized a net loss of $1.8 million on the sale of investment securities and mortgage-backed securities during the nine months ended June 30, 2004, comprised of $2.9 million in losses generated from BankUnited’s securitization activities offset by $1.1 million in gains from the sale of investment securities and mortgage-backed securities available for sale. During the same period in 2003, BankUnited realized a net gain of $4.8 million on the sale of investment securities and mortgage-backed securities, comprised of $0.9 million of losses generated from BankUnited’s securitization activities, and $5.7 million of gains from the sale of investment securities and mortgage-backed securities available for sale.

The net gain on sale of loans and other assets of $6.0 million during the nine months ended June 30, 2004, is due mostly to the sale of securitized loans upon which BankUnited retains servicing rights. The net gain on sale of loans and other assets of $6.3 million during the same period in 2003 is also due mostly to the sale of securitized loans.

Included in the insurance and investment services income for the nine months ended June 30, 2004, is approximately $3.3 million in commissions from the sale of annuity and other investment products. This amount represents an increase of $1.2 million, or 55% over such sales during the same period in 2003.

Total non-interest expense increased by $0.7 million or 1.0% for the nine months ended June 30, 2004, compared to the same period in 2003. Employee compensation and benefits increased by 12.1% during the nine months ended June 30, 2004 over the same period in 2003 reflecting BankUnited’s growth. Occupancy and equipment also increased by 37.1% during the same period as a result of growth in branches and support facilities. Included in other operating expenses for 2004, is a gain of $0.8 million from fair value adjustments to derivatives. See note 8. Accounting for Derivatives and Hedging Activities. Also included in other operating expenses for 2003, was a $5.5 million charge related to the redemption of trust-preferred securities, no comparable activity during the same period in 2004. In addition, there was a decrease of $0.9 million in other operating expenses for the nine months ended June 30, 2004 compared to the same period in 2003 due primarily to a reduction in loan documentation review expenses.

Provision for Income Taxes. The effective income tax rate for the nine months ended June 30, 2004 was 31.2% compared to 33.0% for the same period in 2003. The provision for the nine months ended June 30, 2004 includes approximately $0.5 million in refund claims resulting from amended income tax returns from prior periods. Excluding this amount, the effective income tax rate would have been 32.2%. BankUnited and its subsidiaries file tax returns in each of the tax jurisdictions in which they operate and are subject to the interpretation of the tax laws by each of those jurisdictions. No tax return is currently subject to examination.

LIQUIDITY

Liquidity management is the process of allocating assets and structuring liabilities to provide sufficient cash or cash equivalents to meet an entity’s daily operating needs on an ongoing basis. It is the policy of BankUnited to manage its funds so that there is no need to make unplanned sales of assets or to borrow funds under emergency conditions. Sources of liquidity include: cash and cash equivalents, retail deposit growth, FHLB advances, loan repayments, investment portfolio run-off, liquidation of investments and mortgage-backed securities, and overnight and term reverse repurchase agreements.

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

As of June 30, 2004, BankUnited had $1.2 billion in investments and mortgage-backed securities pledged against securities sold under agreements to repurchase with an outstanding balance of $1.1 billion, of which, approximately $57 million mature overnight.

As of June 30, 2004, BankUnited had $2.8 billion of FHLB advances outstanding, including approximately $505 million maturing within 30 days. Approximately $675 million of the advances outstanding as of June 30, 2004 were convertible with a weighted average coupon rate approaching 6.00% which, due to their structure, are expected to remain outstanding for another four to five years. As of June 30, 2004, and August 3, 2004, BankUnited had approximately $182 million and $347 million, respectively, of additional borrowings available on its line of credit with the FHLB of Atlanta.

Significant Sources of Funds

During the nine months ended June 30, 2004 and 2003, BankUnited received $1.8 billion and $1.7 billion, respectively, in payments on loans. Proceeds from repayment of mortgage-backed securities for the nine months ended June 30, 2004 were $729 million compared to $821 million for the same period in 2003. BankUnited sold $440 million of mortgage-backed securities during the nine months ended June 30, 2004 compared to $553 million for the same period in 2003.

BankUnited received $388 million from Federal Home loan advances during the nine months ended June 30, 2004 compared to $513 million for the same period in 2003. BankUnited received $611 million from securities sold under agreements to repurchase during the nine months ended June 30, 2004 compared to $8.5 million for the same period in 2003. BankUnited also issued $120 million of convertible debt during the nine months ended June 30, 2004, and none during the same period in 2003. BankUnited received $209 million from additional deposits during the nine months ended June 30, 2004 compared to $182 million for the same period in 2003. During the nine months ended June 30, 2003, BankUnited raised net proceeds of $71.7 million and $65.6 million from the issuance of stock and Trust Preferred Securities, respectively; there were no such issuances during the same period in 2004.

Significant Uses of Funds

BankUnited used $107 million in cash for operating activities during the nine months ended June 30, 2004, compared to $491 million for the same period in 2003. The decrease in the amount of cash used in operating activities of $384 million is due mostly to a decrease in the amount of loans originated for sale of $247 million combined with a decrease in the amount of funds generated from the sale of loans held for sale of $125 million.

During the nine months ended June 30, 2004, BankUnited funded $2.9 billion of portfolio loans as compared to $1.8 billion in the same period of 2003. In addition, BankUnited purchased $1.1 billion of investment and mortgage-backed securities during the nine months ended June 30, 2004 compared to $1.7 billion in the same period of 2003. BankUnited used $20 million to purchase additional bank-owned life insurance during the nine months ended June 30, 2003; there were no such purchases during the same period in 2004. BankUnited paid $200 million in maturing senior notes during the three months ended June 30, 2004; there were no such payments during the same period in 2003.

FINANCIAL CONDITION

The following is a discussion of significant changes from September 30, 2003 to June 30, 2004 in the Statement of Financial Condition. For a discussion of changes in cash and cash equivalents, see LIQUIDITY.

Assets

Investment securities available for sale. Investment securities available for sale increased by $32.7 million during the nine months ended June 30, 2004 to reach $329 million. This net increase is primarily due to purchases of $43.8 million, offset by unrealized losses incurred of $6.0 million, and sales of $3.0 million during the nine months ended June 30, 2004.

Mortgage-backed securities available for sale. Mortgage-backed securities available for sale increased by $215 million during the nine months ended June 30, 2004 to reach $2.3 billion. This net increase is primarily due to purchases of $1.1 billion and securitizations of $319 million, which were offset by repayments of $729 million, sales of $440 million and unrealized losses incurred of $36.9 million during the nine months ended June 30, 2004.

(See Note 3. of the accompanying condensed notes to consolidated financial statements for information on investment securities and mortgage-backed securities).

FHLB stock and other earning assets. FHLB stock and other earning assets increased by $20.3 million, or 16.5% from $123 million at September 30, 2003 to $143 million at June 30, 2004 from purchases of FHLB stock, which is required to be purchased in proportion to advances received from the FHLB of Atlanta.

Loans. Loans receivable, net (including loans held for sale) increased by $1.0 billion during the nine months ended June 30, 2004 to reach $5.2 billion. During the nine months ended June 30, 2004, BankUnited funded $3.2 billion of loans, which was offset by repayments of $1.8 billion, securitizations of $319 million, sales of $132 million, and a transfer to real estate owned of $3.3 million. The majority of the growth in the portfolio was in one-to-four family residential, which accounted for $1.0 billion of the $1.3 billion increase in the loan portfolio. Loans available for sale declined from $286.8 million as of September 30, 2003 to $31.1 million as of June 30, 2004.

The low balance in loans available for sale as of June 30, 2004 reflects consumer demand for BankUnited portfolio products, which are not Agency conforming. Growth has been centered in BankUnited’s Monthly Treasury Average (MTA) product which adjusts interest rates on a monthly basis but maintains a fixed minimum payment for a year and limits annual minimum payment increases. These loans may result in negative amortization increasing loan balances up to a limit of 115% of the original loan. The balance of one month MTA loans has grown from $319 million at September 30, 2003 to $1.1 billion as of June 30, 2004.

As of June 30, 2004, one to four family residential loans of $4.3 billion were comprised of $3.2 billion, or 74%, adjustable rate mortgages. Included in the adjustable portion of $3.2 billion were $1.7 billion of loans tied to the MTA index. As of September 30, 2003, one to four family residential loans of $3.6 billion were comprised of $2.3 billion, or 64%, adjustable rate mortgages. Included in the adjustable portion of $2.3 billion were $1.2 billion of loans tied to the MTA index.

Loans Receivable

Loans receivable consist of the following:

	As of June 30, 2004		As of September 30, 2003
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
One-to-four family residential:
Residential mortgages	$3,582,045	68.8%	$2,653,515	67.4%
Specialty consumer mortgages	695,722	13.3	613,287	15.5

Total one-to-four family residential	4,277,767	82.1	3,266,802	82.9
Multi-family	52,512	1.0	32,583	0.8
Commercial real estate	268,367	5.2	196,237	5.0
Construction	164,301	3.2	132,778	3.4
Land	91,057	1.7	27,569	0.7

Total real estate loans	4,854,004	93.2	3,655,969	92.8

Other loans:
Commercial	167,451	3.2	152,663	3.9
Consumer(1)	157,881	3.0	116,445	3.0

Total other loans	325,332	6.2	269,108	6.9

Total loans held in portfolio	5,179,336	99.4	3,925,077	99.7
Unearned discounts, premiums and deferred fees, net	51,336	1.0	36,806	0.9
Allowance for loan losses	(23,297)	(0.4)	(22,295)	(0.6)

Total loans held in portfolio, net	5,207,375	100.0%	3,939,588	100.0%

Mortgage loans held for sale	31,102		286,796

Total loans, net	$5,238,477		$4,226,384

(1)	Includes home equity loans and lines of credit

Liabilities

Interest bearing deposits. Interest bearing deposits grew by $169 million during the nine months ended June 30, 2004 to reach $3.2 billion. This increase is due mostly to growth in interest bearing core deposits of $187 million offset by a decrease in time deposits of $18 million.

Non-interest bearing deposits. Non-interest bearing deposits grew by $40 million during the nine months ended June 30, 2004 to reach $238 million.

Securities sold under agreements to repurchase. Securities sold under agreements to repurchase increased by $611 million, or 118% to $1.1 billion as of June 30, 2004.

Senior notes. Senior notes of $200 million matured during the second fiscal quarter of 2004.

Convertible debt. BankUnited issued $120 million in convertible debt during the second fiscal quarter of 2004. See Note 4 of accompanying condensed notes to consolidated financial statements for more information on the convertible debt.

FHLB advances. FHLB advances increased by $388 million, or 15.8%, to $2.8 billion as of June 30, 2004.

Equity

Equity.    For information on changes in BankUnited’s stockholders’ equity for the nine months ended June 30, 2004, see BankUnited’s Consolidated Statement of Stockholders’ Equity. For information on senior notes convertible to equity, see Note 4 to the accompanying condensed notes to consolidated financial statements.

Asset Quality

The following table sets forth additional information concerning BankUnited’s non-performing assets at June 30, 2004 and September 30, 2003.

	June 30, 2004	September 30, 2003
	(Dollars in thousands)
Non-accrual loans	$17,549	$37,080
Restructured loans	369	306
Loans past due 90 days and still accruing	16	276

Total non-performing loans	17,934	37,662
Non-accrual tax certificates	82	334
Real estate owned	2,231	4,290

Total non-performing assets	20,247	42,286

Allowance for losses on tax certificates	78	355
Allowance for loan losses	23,297	22,295

Total allowance	$23,375	$22,650

Non-performing assets as a percentage of total assets	0.25%	0.59%
Non-performing loans as a percentage of total loans	0.34%	0.89%
Allowance for loan losses as a percentage of total loans	0.44%	0.52%
Allowance for loan losses as a percentage of non-performing loans	129.90%	59.20%
Net annualized year-to-date charge-offs as a percentage of average total loans	0.05%	0.08%

The following table sets forth the change in BankUnited’s allowance for loan losses for the nine months ended June 30, 2004 and 2003.

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(In thousands)
Allowance for loan losses, balance (at beginning of period)	$22,665	$21,662	$22,295	$20,293
Provisions for loan losses	1,200	1,375	3,375	3,925
Loans charged off:
One-to-four family residential mortgages(1)	(49)	(85)	(336)	(256)
Commercial real-estate	—	—	—	—
Commercial business	(575)	(448)	(1,733)	(1,423)
Consumer(1)	(15)	(80)	(53)	(156)

Total loans charged off	(639)	(613)	(2,122)	(1,835)

Recoveries:
One-to-four family residential mortgages(1)	—	—	192	—
Commercial business	70	13	148	44
Consumer(1)	1	4	8	14

Total recoveries	71	17	348	58

Reclassification of letter of credit reserve to other liabilities	—	—	(599)	—

Allowance for loan losses, balance (at end of period)	$23,297	$22,441	$23,297	$22,441

(1)	Specialty consumer mortgage loans originated through our branch network are included in one-to-four family residential loans.

The following table sets forth BankUnited’s allocation of the allowance for loan losses by category as of June 30, 2004 and September 30, 2003.

	June 30, 2004	September 30, 2003
	(In thousands)
Balance at the end of the period applicable to:
One-to-four family residential mortgages(1)	$4,512	$3,807
Multi-family residential mortgages	420	358
Commercial real estate	3,026	4,166
Construction	1,314	1,461
Land	728	303
Commercial business	7,450	8,128
Consumer(1)	2,569	2,415
Unallocated	3,278	1,657

Total allowance for loan losses	$23,297	$22,295

(1)	Specialty consumer mortgage loans originated through our branch network are included in one-to-four family residential loans.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The discussion contained in BankUnited’s Annual Report on Form 10-K for the year ended September 30, 2003, under Item 7a, “Quantitative and Qualitative Disclosures about Market Risk,” provides detailed quantitative and qualitative disclosures about market risk and should be referenced for information thereon. In addition, the following discussion addresses the sources and effects of developments during the nine months ended June 30, 2004 which related to risks associated with investments and mortgage-backed securities.

Risks Associated with Changing Interest Rates.    As a financial intermediary, BankUnited invests in various types of interest-earning assets (primarily loans, mortgage-backed securities, and investment securities), which are funded largely by interest-bearing liabilities (primarily deposits, FHLB advances, senior notes, and Trust Preferred Securities). Such financial instruments have varying levels of sensitivity to changes in market interest rates, which creates interest rate risk for BankUnited. Accordingly, BankUnited’s net interest income, the most significant component of its net income, is subject to substantial volatility due to changes in interest rates or market yield curves, particularly if there are differences, or gaps, in the re-pricing frequencies of its interest-earning assets and the interest-bearing liabilities which fund them. BankUnited monitors such interest rate gaps and seeks to manage its interest rate risk by adjusting the re-pricing frequencies of its interest-earning assets and interest-bearing liabilities. Additionally, BankUnited utilizes derivative financial instruments designed to reduce the interest rate risks associated with its interest-earning assets and interest-bearing liabilities. Based on our current asset/liability model, a measured rise in interest rates over the next year is not expected to have a significant negative effect on interest rate margin.

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

ITEM 4.    CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of BankUnited’s disclosure controls and procedures was carried out by BankUnited, as of period end under the supervision and with the participation of BankUnited’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that BankUnited’s disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by BankUnited in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We may make changes to our disclosure controls and procedures periodically, as we review their design and effectiveness on a continuing basis; no change in internal control over financial reporting occurred during the quarter ended June 30, 2004, that has materially affected, or is likely to materially affect, such internal control over financial reporting. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

(b) Reports on Form 8-K.

A current Report on Form 8-K was filed on April 27, 2004 relating to BankUnited’s April 27, 2004 press release setting forth BankUnited’s second quarter 2004 earnings.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

BANKUNITED FINANCIAL CORPORATION

/s/ Humberto L. Lopez

By:

Humberto L. Lopez

Senior Executive Vice President and Chief Financial Officer

Date:    August 13, 2004

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