Form 10-K
period 2004-09-30
BANKUNITED FINANCIAL CORP
filed 2004-12-14
CIK 894490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended September 30, 2004

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

Class A Common Stock, $.01 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes     ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is an accelerated filer.    ☒  Yes     ☐  No

The aggregate market value of the Class A Common Stock and Class B Common Stock held by non-affiliates of the Registrant, based upon the average price on March 31, 2004, was $861,756,548*. The Class A Common Stock is the only publicly traded voting security of the Registrant.

The shares of the Registrant’s common stock outstanding as of November 23, 2004 were as follows:

Class	Number of Shares
Class A Common Stock, $.01 par value	29,743,229
Class B Common Stock, $.01 par value	431,562

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K pursuant to General Instruction G(3) of the Form 10-K. Information from such Definitive Proxy Statement will be incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 hereof.

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

Actual results or performance could differ from those implied or contemplated by forward-looking statements. BankUnited Financial Corporation, a Florida corporation, and its subsidiaries (“BankUnited”), wish to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and are not historical facts. Forward-looking statements are subject to certain risks and uncertainties, including, among others: general business and economic conditions, fiscal and monetary policies, war and terrorism, natural disasters, changes in interest rates, deposit flows, loan demand and real estate values; a deterioration in credit quality and/or a reduced demand for credit, competition with other providers of financial products and services; the issuance or redemption of additional company equity or debt; volatility in the market price of our common stock; changes in accounting principles, policies or guidelines, changes in laws or regulation; reliance on other companies for products and services; and other economic, competitive, servicing capacity, governmental, regulatory and technological factors affecting the company’s operations, pricing, products and delivery of services. Information in this Annual Report on Form 10-K is as of the dates, and for the periods, indicated. BankUnited does not undertake, and specifically disclaims any obligation, to publicly update or revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements, whether as the result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in or incorporated by reference into this report might not occur.

PART I

Item 1.     Business

General

BankUnited Financial Corporation was organized in 1993 as the holding company for BankUnited, FSB (the “Bank”), the largest banking institution headquartered in Florida based on assets. (As used in this Form 10-K, “BankUnited,” “we,” “us” and “our” refers to BankUnited Financial Corporation and its subsidiaries on a consolidated basis.) BankUnited’s primary business consists of the Bank’s operations. The Bank, which was founded in 1984, offers a broad array of banking products and services to consumers and businesses located primarily in Florida.

BankUnited’s revenues consist mainly of interest earned on loans and investments and fees received for our financial services and products. BankUnited’s expenses consist primarily of interest paid on deposits and borrowings and expenses incurred in providing services and products. At September 30, 2004, BankUnited had assets of $8.7 billion, loans, net of $5.8 billion, liabilities of $8.2 billion, deposits of $3.5 billion and stockholders’ equity of $493 million. As of December 3, 2004 the Bank’s distribution system included 50 full service banking offices in Florida, three loan production offices in Florida and two outside of Florida, an extensive wholesale network for originating loans through mortgage broker relationships, and channels for conducting business through automated teller machines, PC banking, telebanking and internet banking. BankUnited intends to open ten new full-service banking offices in the next 12 months.

Employees

At September 30, 2004, BankUnited had 896 full-time equivalent employees. Management considers relations with its employees to be good.

Market Area and Competition

BankUnited’s main competitors for deposits and loans are other banking institutions, savings associations, lenders and financial institutions. These competitors include out-of-state organizations that offer premium rates to offset their lack of physical locations in our market area, as well as regional and super-regional institutions that are substantially larger and have more extensive operations than BankUnited. BankUnited competes for deposits and loans by emphasizing competitive rates, personalized service with high customer service standards and responsive decision-making. BankUnited emphasizes the local knowledge, experience and involvement of our management team, and localized decision making, in focusing on neighborhood micro-markets within Florida, to compete against other institutions. Larger institutions, however, may benefit from economies of scale, offer a broader and more sophisticated product mix, have a reduced cost of capital, and more extensive electronic banking facilities.

Lending Activities

BankUnited’s lending activities are targeted mainly at increasing customer relationships and loan originations in its commercial lending and commercial real estate areas, and on continuing to increase residential mortgage loan originations and consumer loan originations, including specialty consumer mortgage loan originations. BankUnited originates loans primarily for its portfolio although it periodically sells a portion of the loans it originates.

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

BankUnited offers an extensive array of residential mortgage products and originates loans for both the Bank’s loan portfolio and for sale or securitization in the secondary market to governmental sponsored entities or other investors. BankUnited originates loans through its 55 locations including 50 full-service banking offices located in Florida, three loan production offices in Florida, and two loan production offices located in Illinois, and Virginia. The distribution channels used by BankUnited to originate loans include a network of mortgage brokers, internal retail loan originators, and our sales force at each of our banking and loan production offices. These distribution channels allow BankUnited to cost-effectively generate high levels of loan volume as well as to offer additional products and services to loan customers through its retail banking offices.

BankUnited’s first mortgage loans generally have contractual maturities of between 15 and 30 years, although final maturities may extend to 40 years in some cases. However, residential loans typically remain outstanding for shorter periods than their contractual maturities because borrowers prepay the loans in full upon sale of the mortgaged property or upon refinancing of the original loan.

At September 30, 2004, $4.8 billion, or 84% of total loans, including loans held for sale, consisted of one-to-four family residential loans. Of the $4.8 billion of one-to-four family residential loans, which include specialty consumer mortgage loans made through the consumer lending area, $3.7 billion, or 78%, were adjustable rate mortgage (“ARM”) loans and $1.1 billion, or 22%, were fixed rate mortgage loans. BankUnited’s ARMs generally have interest rates that adjust after an initial fixed-rate period. Growth has been centered in BankUnited’s Monthly Treasury Average (MTA) mortgage loan product (monthly adjustable MTA loans) which adjusts interest rates on a monthly basis but maintains a fixed minimum payment for a year and limits annual payment increases. These loans may result in negative amortization increasing loan balances up to a limit of 115% of the original loan. The balance of monthly adjustable MTA loans has grown from $319 million at September 30, 2003 to $1.6 billion as of September 30, 2004.

BankUnited’s total loan portfolio at September 30, 2004 included approximately $110 million, or 1.9%, of purchased one-to-four family residential mortgage loans serviced by others. The balance of these loans, which were purchased prior to 2000 and comprised $692 million, or 17%, of BankUnited’s total loan portfolio as of September 30, 2002, declined significantly during 2003 due to loan pre-payments, and has continued to decrease through 2004. BankUnited ceased purchasing wholesale residential mortgage loans in the secondary market during fiscal 1999 and expects to continue focusing on originations.

For the fiscal years ended 2004, 2003, and 2002, interest income generated from one-to-four family residential mortgage loans excluding amortization of fees and premiums, represented 84%, 87%, and 88%, respectively, of total interest income.

Consumer Lending.    Consumer loans are originated through our branch network, and consist of our specialty consumer mortgage loans, second mortgages in the form of home equity loans and lines of credit, and to a lesser extent, automobile, boat, and cash collateral loans.

Our specialty consumer mortgage loans offer our customers the convenience of an accelerated application, review and approval process. The loans are both adjustable and fixed rate first mortgage loans secured by owner occupied, single-family residences. These loans have contractual terms of up to 30 years, with the majority of these loans having 15 year maturities, but tend to prepay at a much faster rate than their contractual maturities. Origination of these specialty consumer mortgages totaled $248 million, or 58% of total consumer lending production for fiscal 2004, as compared to $420 million, or 74% of total consumer lending production for fiscal 2003. For financial statement and tabular presentation purposes, the specialty consumer mortgage loan balances of $689 million as of September 30, 2004 and $613 million as of September 30, 2003 are combined with one-to-four family residential mortgages.

Home equity lines of credit are made with adjustable rates indexed to the prime rate, and generally have maturities of 15 years or less with mandatory repayment during the last 5 years. Home equity loans are fixed rate loans with maturities up to 15 years. Automobile, boat, and cash collateral loans are offered on a fixed rate basis.

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

Commercial Real Estate and Multi-Family Lending.    BankUnited originates and participates in commercial real estate loans, and to a lesser degree, multi-family loans, which may have fixed or variable interest rates. BankUnited’s commercial real estate strategy is to increase originations by developing long-term relationships with businesses, real estate developers, investors, and other professionals in the real estate market. The commercial real estate loan portfolio includes loans secured by apartment buildings, office buildings, industrial/warehouses, retail centers and other properties located primarily in BankUnited’s market area.

Real Estate Construction Lending.    BankUnited makes real estate construction loans to builders and real estate developers for the construction of commercial and single and multi-family real estate. These loans are primarily secured by single family homes, condominiums, apartments, retail centers, commercial warehouse properties, office buildings, medical facilities or other property. The loans are structured to be converted to permanent loans at the end of the construction phase, which usually runs from 12 to 24 months. The loans generally provide for the payment of interest and loan fees from loan proceeds and are underwritten to the same standards as commercial real estate loans. Because of the uncertainties inherent in estimating construction costs and the market for the project upon completion, it is often difficult to determine the total loan funds that will be required to complete a project, the related loan-to-value ratios and the likelihood of a project’s ultimate success. Construction loans to borrowers other than owner-occupants also involve many of the same risks applicable to commercial real estate loans and tend to be sensitive to general economic conditions.

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

Commercial Lending.    BankUnited makes and participates in both secured and unsecured commercial business loans to companies in its market area. The strategy for commercial lending focuses on forming and maintaining customer relationships with primarily middle market companies doing business in Florida. The majority of BankUnited’s commercial business loan portfolio is secured by accounts receivable, inventory, equipment, and/or general corporate assets of the borrowers, as well as the personal guarantee of the principal. BankUnited also makes and participates in loans originated by third parties. Commercial business loans may have fixed or variable interest rates and are typically originated for maturities ranging from one to five years. While commercial business loans are generally made for shorter maturities and at higher yields than mortgage loans, these loans may involve a higher level of risk because of the difficulty in liquidating the underlying collateral in the event of default. One of BankUnited’s primary strategies is to prudently grow our commercial lending and small business portfolios in pursuit of higher returns.

See “Discussion of Financial Condition Changes in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), for more information on the composition of BankUnited’s loan portfolio by type of loan, including mortgage loans held for sale, at the end of each of the five past fiscal years, and for information on asset quality.

Mortgage Loan Servicing

Although BankUnited originates loans primarily for its portfolio, it also sells a portion of the mortgage loans that it originates, primarily through securitization of residential mortgage loans that conform to Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) standards. Loans that are securitized are delivered to FNMA or FHLMC, and BankUnited receives a security, guaranteed as to payment of principal and interest, which it may retain or sell to investors. In addition to servicing the loans that it originates, BankUnited generally retains the right to service loans that it has securitized and sold to investors or sponsoring agencies under mortgage-backed securities programs. BankUnited receives fees for servicing loans, which are collected from the borrowers’ payments and generally expressed as a percentage of the unpaid principal balance. The fees received for mortgage servicing rights arising from the securitization and sale of loans to sponsoring agencies are either negotiated or set by the sponsoring agencies. The fees received for mortgage servicing rights arising from the securitization and sale of loans to independent third parties are negotiated with those parties. At September 30, 2004, 2003, and 2002 BankUnited was servicing approximately $1.3 billion, $1 billion, and $559 million in loans for others. As of September 30, 2004, BankUnited had mortgage servicing rights with a carrying amount of $15.4 million. BankUnited, however, is subject to the risk that a decline in the market rates of interest for mortgage loans or other economic conditions may cause a revaluation of its servicing assets as borrowers refinance or otherwise prepay higher interest rate loans. See “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” and MD&A for more information about mortgage servicing rights.

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

BankUnited may also securitize non-conforming loans in the future through a wholly-owned special purpose entity. This special purpose entity would issue securities which may be held by BankUnited or sold to third parties.

Deposits

BankUnited offers a variety of deposit products ranging from personal and commercial transaction accounts, money market and regular savings accounts to certificates of deposit with maturities of up to five years. Core deposits, which include all deposits except certificates of deposit, provide BankUnited with a source of funds that have a lower cost than time deposits. For this reason, BankUnited’s strategy focuses on building core deposits through its neighborhood micro-marketing initiatives and service efforts, branch expansion, and the offering of competitive products and rates.

The following table sets forth average amounts and average rates paid on each of BankUnited’s deposit categories for the periods indicated:

	For the Years ended September 30,
	2004		2003
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Savings accounts	$969,819	1.70%	$769,335	1.85%
Transaction accounts:
Non-interest-bearing.	217,654	—	149,590	—
Interest bearing	258,269	1.15%	252,156	1.37%
Money market	118,486	0.97%	158,356	1.23%
Certificates of deposit (1)	1,789,997	2.87%	1,751,039	3.60%

Total average deposits	$3,354,225		$3,080,476

(1)	Included in the table above are $259 million, and $300 million of certificates of deposit issued to the State of Florida, referred to as public funds, as of September 30, 2004 and 2003, respectively. These certificates are collateralized with FNMA, and FHLMC mortgage-backed securities with an aggregate market value of approximately $136 million and $163 million at September 30, 2004 and 2003, respectively.

See note (7) Deposits to the notes to Consolidated Financial Statements for more information about BankUnited’s deposits.

Investments and Mortgage-Backed Securities

BankUnited maintains an investment portfolio consisting of U.S. Government and agency securities, mortgage-backed securities, trust preferred securities issued by others, and other investments. Federal regulations limit the instruments in which BankUnited may invest its funds. BankUnited’s current investment policy permits purchases primarily of securities which are rated investment grade by a nationally recognized rating agency.

The majority of BankUnited’s investment portfolio consists of mortgage-backed securities which are primarily acquired for their liquidity, yield, and credit characteristics. Such securities may be used as collateral for borrowing or pledged as collateral for certain deposits, including public funds deposits. Mortgage-backed securities acquired include fixed and adjustable-rate agency securities (Government National Mortgage Association, FNMA and FHLMC), private issue securities and collateralized mortgage obligations. BankUnited also securitizes residential mortgage loans with FNMA and FHLMC. At September 30, 2004, BankUnited’s investments and mortgage backed securities totaled $2.4 billion. See MD&A and notes (1) Summary of Significant Accounting Policies and (3) Investments and Mortgage-Backed Securities to the Notes to Consolidated Financial Statements for more information on BankUnited’s investments and mortgage-backed securities.

Borrowings

BankUnited has borrowings consisting of advances from the Federal Home Loan Bank of Atlanta (“FHLB”), securities sold under agreements to repurchase, notes, and trust preferred securities and subordinated debentures. These borrowings may be entered into on a short-term or long-term basis. Generally, any borrowing having an original maturity of one year or greater is considered long-term. For more information on borrowings see MD&A and note (8) Borrowings to the Notes to Consolidated Financial Statements.

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

T&D Properties of South Florida, Inc. a Florida corporation (“T&D”), is a wholly owned operating subsidiary of the Bank that may hold tax certificates and title to, maintain, manage and supervise the disposition of real property acquired through tax deeds. T&D was established in 1991 for these purposes.

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

Regulation

General

BankUnited Financial Corporation is a Florida corporation and a unitary savings and loan holding company subject to Office of Thrift Supervision (“OTS”) regulation and examination pursuant to the Home Owner’s Loan Act (the “HOLA”). The Bank is a federal savings bank and is subject to regulation and examination by the OTS, our primary federal regulator. The Bank’s is also subject to regulation by the Federal Deposit Insurance Corporation (the “FDIC”), which insures the Bank’s deposit. Approximately 90% of the Bank’s deposits are insured through the Savings Association Insurance Fund (the “SAIF’), with the remainder insured through the Bank Insurance Fund (the “BIF”).

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

Securities Regulation and Corporate Governance.    BankUnited’s common stock is registered with the Securities and Exchange Commission under Section 12(g) of the Securities Exchange Act of 1934, and BankUnited is subject to restrictions, reporting requirements and review procedures under federal securities laws and regulations. BankUnited is also subject to the rules and reporting requirements of the Nasdaq Stock Market, on which its Class A Common Stock is traded. Like other issuers of publicly traded securities, BankUnited must also comply with the corporate governance reforms enacted under the Sarbanes-Oxley Act of 2002 (“The Sarbanes-Oxley Act”) and the rules of the Securities and Exchange Commission (the “Commission”) and Nasdaq Stock Market adopted pursuant to the Sarbanes Oxley Act. Among other things, these reforms, effective as of various dates, require certification of financial statements by the chief executive officer and chief financial officer, prohibit the provision of specified services by independent auditors, require pre-approval of independent auditor services, define director independence and require certain committees, and a majority of a subject company’s board of directors, to consist of independent directors, establish additional disclosure requirements in reports filed with the Commission, require expedited filing of reports, require management evaluation and auditor attestation of internal controls, prohibit loans by the company (but not by certain depository institutions) to directors and officers, set record-keeping requirements, mandate complaint procedures for the reporting of accounting and audit concerns by employees, and establish penalties for non-compliance.

Savings Institution Regulations

The Bank is chartered by the OTS, is a member of the FHLB system, and insured by the SAIF and the BIF. Federal laws empower the Bank to accept deposits and pay interest on them, make real estate loans, consumer loans and commercial loans, invest in corporate obligations, government debt securities and other securities, offer various banking services, and, subject to OTS notice and approval requirements, engage in activities such as trust operations and real estate investment. FDIC approval or notice may also be required for some activities. The Bank must file reports with the OTS and is subject to periodic examination by the OTS.

Insurance of Accounts.    The Bank’s deposits are insured up to $100,000 for each insured account holder, subject to applicable terms and conditions. The FDIC examines the Bank and may terminate deposit insurance or impose sanctions if it finds that the Bank has engaged in unsafe and unsound practices, cannot continue operations because it is in an unsafe and unsound condition, or has violated regulatory requirements. The Bank’s management does not know of any present condition pursuant to which the FDIC would seek to impose sanctions on the Bank or terminate insurance of its deposits.

The FDIC’s deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Institutions which the FDIC considers well capitalized and financially sound pay the lowest premium, while institutions that are less than adequately capitalized and of substantial supervisory concern pay the highest premium. The FDIC is authorized to increase or decrease assessment rates on a semiannual basis, up to a maximum increase or decrease of 5 basis points after aggregating all increases and decreases, if it determines that the reserve ratio will be less than the designated reserve ratio of 1.25% of insured deposits. The FDIC may also impose special assessments on members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC. During fiscal 2004 assessment rates for insured institutions ranged from 0% of insured deposits for well capitalized institutions with minor supervisory concerns to 27% of insured deposits for undercapitalized institutions with substantial supervisory concerns. FDIC-insured depository institutions must also pay an annual assessment for the payment of interest on bonds issued by The Financing Corporation (“FICO”) to finance the recapitalization of the Federal Savings and Loan Insurance Corporation. The amount of the FICO premium, which will continue until the bonds mature in 2019, may be revised quarterly. The FICO assessment rate for the fourth quarter of 2004 is 1.46 cents annually per $100 of assessable deposits. If the FDIC were to significantly increase its assessment rates, such action could adversely affect the Bank’s earnings. If the reserve ratio for the SAIF or the BIF falls below the required level, the fund may re-institute deposit insurance assessments for all institutions. In addition to deposit insurance assessments, the FDIC may collect assessments against insured deposits to service debt incurred in the 1980s. The assessment rate is adjusted quarterly.

Regulatory Capital Requirements.    OTS regulations incorporate a risk-based capital requirement that is designed to be at least as stringent as the capital standard applicable to national banks and that is similar to FDIC requirements. Associations whose exposure to interest-rate risk is deemed to be above normal must deduct a portion of such exposure in calculating their risk-based capital. As of September 30, 2004, the Bank exceeded all applicable regulatory requirements. See note (10) Regulatory Capital to the Notes to Consolidated Financial Statements. There are currently no regulatory capital requirements directly applicable to holding companies.

Regulators have also established capital levels for institutions to implement the “prompt corrective action” provisions of the Federal Deposit Insurance Corporation improvement Act (“FDICIA”). Insured institutions are categorized under the following levels: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized. An institution’s category depends upon its capital levels in relation to relevant capital measures, which include a risk-based capital measure, a leverage ratio capital measure, and certain other factors. A “well capitalized” institution must have a ratio of total capital to risk- weighted assets (a Total risk-based capital ratio) of 10% or more, a ratio of capital to risk-weighted assets (Tier 1 risk-based capital ratio) of 6% or more and a ratio of capital to adjusted total assets (Tier 1 leverage ratio) of 5% or more, and may not be subject to any written agreement order capital directive, or prompt corrective action directive issued by the OTS. An institution will be categorized as “adequately capitalized” if it has a total risk- based capital ratio of 8% or more, a Tier 1 risk-based capital ratio of 4% or more, and either a Tier 1 leverage ratio of 4% or more or a Tier 1 leverage ratio of 3% or more, if the institution is assigned a composite rating of 1. The composite rating is the numeric rating assigned by the OTS under its rating system, as a result of the most recent OTS examination. Any institution that is neither well capitalized nor adequately capitalized will be considered undercapitalized. The OTS would be required to take prompt corrective action to resolve the Bank’s situation if the Bank failed to satisfy these minimum capital requirements. At September 30, 2004, the Bank was a well capitalized institution under the definitions as adopted.

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

Regulatory Enforcement.    The OTS may take enforcement action when warranted to ensure compliance with laws and regulations and the safety and soundness of savings associations. This authority includes both informal actions and formal actions to effect corrective action or sanction a savings association.

Transactions with Affiliates.    Transactions between the Bank and its affiliates are regulated under the HOLA and OTS regulations, which incorporate Sections 23A, 23B, 22(g) and 22(h) of the Federal Reserve Act, Regulations O and W promulgated by the Federal Reserve Board, and additional restrictions imposed by the OTS. “Affiliates” of the Bank include the holding company and all subsidiaries other than those of the Bank. Under these regulations, certain transactions with affiliates must be on terms and conditions that are consistent with safe and sound banking practices and substantially the same, or at least as favorable to the institution or its subsidiary, as those for comparable transactions with non-affiliated parties. Limitations are also imposed on loans and extensions of credit by an institution to its executive officers, directors and principal stockholder and each of their related interests. A savings association is also restricted from purchasing or investing in securities issued by any affiliate other than shares of the affiliate.

Qualified Thrift Lender Test.    The qualified thrift lender test (QTL) measures the proportion of a savings institution’s assets invested in loans or securities supporting residential construction and home ownership. A savings institution qualifies as a QTL if its qualified thrift investments equal or exceed 65% of its portfolio assets on a monthly average basis in nine of every 12 months. Qualified thrift investments include (i) housing-related loans and investments, (ii) obligations of the FDIC, (iii) loans to purchase or construct churches, schools, nursing homes and hospitals, (iv) consumer loans, (v) shares of stock issued by any FHLB, and (vi) shares of stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus (a) goodwill and other intangible assets, (b) the value of properties used by the savings institution to conduct its business, and (c) certain liquid assets in an amount not exceeding 20% of total assets. If the Bank fails to remain a QTL, it must either convert to a national bank charter or be subject to restrictions specified under OTS regulations. A savings institution may re-qualify as a QTL if it thereafter complies with the QTL test. At September 30, 2004, the Bank exceeded the QTL requirements.

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

Community Reinvestment Act (CRA).    Under the Community Reinvestment Act (the “CRA”), as implemented by OTS regulations, savings institutions have a continuing and affirmative obligation to help meet the credit needs of its entire community, including low and moderate income neighborhoods, consistent with safe and sound banking practices. In 2003, the Bank received a satisfactory CRA Performance Evaluation. A copy of the public section of that CRA Performance Evaluation is available for public viewing.

Loans-to-one-borrower Limitations.    The loans-to-one borrower limitations applicable to national banks also apply to savings institutions. Under current limits, loans and extensions of credit outstanding at one time to a single borrower and not fully secured generally may not exceed 15% of the savings institution’s unimpaired capital and unimpaired surplus. Loans and extensions of credit fully secured by certain readily marketable collateral may represent an additional 10% of unimpaired capital and unimpaired surplus. As of September 30, 2004, the Bank was in compliance with the loans-to-one-borrower limitations.

Other Regulation

Federal Reserve System.    The Bank must comply with Federal Reserve Board regulations requiring the maintenance of reserves against its transaction accounts (primarily interest-bearing and non-interest-bearing checking accounts) and non-personal time deposits. As of September 30, 2004, the Bank had exceeded cash reserve requirements that must be maintained at the FHLB for this purpose. The balances maintained to meet these requirements may be used to satisfy liquidity requirements imposed by the OTS. Federal Reserve Board regulations also limit the periods within which depository institutions must provide availability for and pay interest on deposits to transaction accounts, and require depository institutions to disclose their check-hold policies and any changes to those policies in writing to customers. The Bank is in compliance with these regulations. Other Federal Reserve Board regulations affecting business operations include those relating to equal credit opportunity, electronic fund transfers, collection of checks, truth in lending, truth in savings and availability of funds.

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

Regulation of Non-Banking Affiliates.    BankUnited Financial Services, Incorporated (“BUFS”) is an insurance agency subsidiary of BankUnited that sells fixed and variable annuities and mutual funds. BUFS’s activities must comply with Florida insurance laws and regulations, and its employees are licensed insurance agents subject to continuing education, licensing and oversight by the Florida Department of Insurance. BUFS’s employees are also registered representatives of IFMG Securities, Inc., a broker-dealer regulated by the National

Association of Securities Dealers (“NASD”), with which BankUnited has a brokerage agreement. BUFS’s activities are also subject to regulations adopted by the federal banking agencies, requiring that sales of non-deposit insurance products comply with standards for disclosures, physical separation of activities from banking activities, due diligence, oversight, consumer privacy and other functions.

Legislative and Regulatory Developments

The USA Patriot Act.    The USA PATRIOT Act (the Act) was enacted after the events of September 11, 2001 to prevent, detect, and prosecute terrorism and international money laundering, and has resulted in promulgation of several regulations that have a direct impact on a savings association’s Bank Secrecy Act (“BSA”)/Anti-Money Laundering (“AML”) compliance program. Under the Section 326 rules, each institution must develop a Customer Identification Program (CIP) as part of it BSA compliance program to determine the true identity of its customers, document and verify the information, and determine whether the customer appears on any federal government list of known or suspected terrorist or terrorist organizations.

Check Clearing for the 21st Century Act.    The “Check 21 Act”, which went into effect on October 28, 2004, authorizes substitute checks to replace paper checks if they contain the same information as the original. This Act enables institutions to process checks electronically. While the Check 21 rules do not require institutions to send or receive electronic images, once a properly created substitute check is warranted by a financial institution, it becomes the legal equivalent of the original check and must be accepted by all persons for all purposes.

Fair and Accurate Credit Transactions Act of 2003 (“FACTA”).    FACTA revises certain sections of the Fair Credit Reporting Act (“FCRA”) and: establishes additional rights for consumers to obtain and correct credit reports; addresses identity theft; and establishes additional requirements for consumer reporting agencies and financial institutions that provide adverse credit information to a consumer reporting agency. Consumers will be provided with disclosures and will have a right to receive a free copy of their credit report once a year. The Act also: extends the period during which consumers may opt-out of prescreened lists for credit or insurance marketing solicitations; extends the statute of limitations for civil liability for violations of the Fair Credit Reporting Act; and requires affiliates that exchange consumer information for market solicitation purposes to alert the consumer of the practice and allow the consumer to prohibit permanently all solicitation for marketing purposes.

Income Taxes

BankUnited and its subsidiaries are subject to income taxes at the federal level and are individually subject to state taxation based on the laws of each state in which an entity operates. BankUnited and its subsidiaries other than BU REIT, Inc. file a consolidated federal tax return with a fiscal year ending on September 30. BU REIT, Inc. files a separate tax return with a calendar year-end. BankUnited and its subsidiaries will file separate tax returns for each state jurisdiction affected in 2004. No tax return is currently subject to examination.

Available Information

BankUnited’s Internet address is www.bankunited.com. Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports are available, free of charge, through our website as soon as reasonably practicable after their filing with the Securities and Exchange Commission.

Segment Reporting

See note (1) Summary of Significant Accounting Policies (q) Segment Reporting to the Notes to Consolidated Financial Statements for BankUnited’s policy on segment reporting.

Item 2.	Properties

BankUnited leases executive and administrative office space located at 255 Alhambra Circle, Coral Gables, Florida 33134, pursuant to a lease terminating in 2014. As of December 3, 2004, BankUnited was operating 50 full-service banking offices located in Florida, three of which are owned and 47 of which are leased with terms extending through 2014. There are 20 offices located in Miami Dade County, 19 in Broward County, eight in Palm Beach County, two in Collier County, and one in Martin County. There is also a lease on the Miami Lakes operations center, which terminates in 2007.

In addition, there are also leases on properties located in Tampa, Florida, Chicago, Illinois, Delray Beach, Florida, and Fairfax, Virginia with lease terms extending through 2012.

BankUnited has multiple options to renew leases at all of its facilities.

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

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of BankUnited’s security holders during the fourth quarter of the fiscal year ended September 30, 2004.

Item 4A.	Directors and Executive Officers of the Registrant

The following table sets forth information concerning BankUnited’s directors and executive officers.

Name	Age	Position
Alfred R. Camner	60	Chief Executive Officer and Chairman of the Board of Directors(1)
Lawrence H. Blum	61	Vice Chairman of the Board of Directors and Secretary(1)
Ramiro A. Ortiz	54	President, Chief Operating Officer and Director
Humberto L. Lopez	45	Senior Executive Vice President and Chief Financial Officer
Carlos R. Fernandez-Guzman	48	Executive Vice President, Bank Services
Felix M. Garcia	55	Executive Vice President, Risk Management
Robert L. Green	43	Executive Vice President, Residential Lending
Abel L. Iglesias	42	Executive Vice President, Corporate and Commercial Banking
Joris Jabouin	36	Executive Vice President and General Auditor
Roberta R. Kressel	49	Executive Vice President, Human Resources
Robert A. Marsden	62	Executive Vice President, Corporate Real Estate Services
Douglas B. Sawyer	47	Executive Vice President, Consumer Banking
Clay F. Wilson	45	Executive Vice President, Commercial Real Estate
Bernardo M. Argudin	53	Senior Vice President and Corporate Controller
Lauren Camner	30	Senior Vice President and Director
Tod Aronovitz	54	Director
Allen M. Bernkrant	74	Director(2), (3), (4)
Sharon A. Brown	60	Director(2)
Marc D. Jacobson	62	Director
Hardy C. Katz	63	Director(2), (3)
Neil H. Messinger, M.D.	66	Director(1), (3), (4)
Dr. Albert E. Smith	72	Director

(1)	Indicates member of the Executive Committee
(2)	Indicates member of the Audit Committee

(3)	Indicates member of the Compensation Committee
(4)	Indicates member of the Corporate Governance and Nominating Committee

Alfred R. Camner has served as our Chairman of the Board and Chief Executive Officer since 1993, our President from 1993 to 1998 and from, 2001 to 2002, and our Chief Operating Officer from 2001 to 2002. He has also served as the Bank’s Chairman of the Board and Chief Executive Officer since 1984, President from 1984 to 1993, from 1994 to 1998, and from 2001 to 2002, and Chief Operating Officer from 2001 to 2002. He has been the Senior Managing Director of the law firm Camner, Lipsitz and Poller, P. A. and its predecessor since 1973. Mr. Camner was General Counsel and one of the principal stockholders of CSF Holdings, Inc. and its subsidiary, Citizens Federal Bank, from 1973 to 1996, when Citizens Federal Bank was sold to NationsBank, Inc. He was also a director and Executive Committee member and one of the principal stockholders of Loan America Financial Corporation from 1985 until its sale to Barnett Bank, N.A., in 1994.

Lawrence H. Blum, CPA has served as our Vice Chairman of the Board of Directors since 1993. He has also served as the Bank’s Vice Chairman of the Board since 1984, and its Secretary since 2002. Mr. Blum has also served as the Managing Director of Rachlin, Cohen & Holtz LLP, certified public accountants and consultants, since 1992 and has been a partner there since 1972.

Ramiro A. Ortiz has served as a director and our President and Chief Operating Officer since August 2002. He has also served as a director of the Bank and as its President and Chief Operating Officer during that time. He previously served as Chairman and Chief Executive Officer, from July 2002 to August 2002, as President, from 1996 to August 2002, and as Executive Vice President of Community Banking from 1987 to 1996, of SunTrust Bank, Miami. He was also the Chairman of the Greater Miami Chamber of Commerce from 2001 to 2002 and the Campaign Co-Chair of the United Way of Dade County in 1999.

Humberto L. Lopez, CPA has served as our Senior Executive Vice President from 2001, and our Executive Vice President of Finance from 1999 to 2001. He has also served as our Chief Financial Officer and the Bank’s Chief Financial Officer since 1999. He was previously a Director from 1998 to 1999 at PricewaterhouseCoopers LLP. Mr. Lopez also served as the Chief Financial Officer from 1997 to 1998, and the Regional Financial Officer from 1993 to 1996, of Barnett Bank, South Florida and its successor by merger, NationsBank, Inc. in south Florida.

Carlos R. Fernandez-Guzman currently serves as Executive Vice President of Banking Services for the Bank and has served as the Executive Vice President of Marketing for the Bank from February 2003 to November 2004. He previously served as the Executive Vice President, Chief Operating Officer and Director from 1999 to 2003, of XTec, Incorporated. Mr. Fernandez-Guzman was also the President, Chief Operating Officer and Director from 1995 to 1999 at CTI, and the Executive Vice President of Market Development, from 1992 to 1995, at American Savings of Florida.

Felix M. Garcia was appointed the Bank’s Executive Vice President of Risk Management in June 2003. He also served as a Executive Vice President and Senior Lender at Eagle National Bank, from 2002 to 2003, Executive Vice President and Head of Domestic Lending at Hamilton Bank, from 2000 to 2002, and Executive Vice President and Head of Corporate Lending at Union Planters Bank, from 1999 to 2000. Mr. Garcia also worked at Republic National Bank from 1985 to 1999, serving as its Executive Vice President and Chief Credit Officer from 1993 to 1999.

Robert L. Green has served as the Executive Vice President of Residential Lending for the Bank since March 2004, and the Senior Vice President, National Wholesale Sales Manager, of the Bank, since June 2002. He previously served as a Vice President, Branch Manager from June 2001 to June 2002 at Greenpoint Mortgage, and as a Regional Sales Manager for Loantrader.com, from May 2000 to June 2001. He also served as an Area Sales Manager for GE Capital Mortgage from 1998 to May 2000.

Abel L. Iglesias was appointed the Executive Vice President of Corporate and Commercial Banking for the Bank in May 2003. He previously served as the Executive Vice President and Chief Lending Officer from 1998 to May 2003, of Colonial Bank, South Florida Region. Mr. Iglesias was also the Executive Vice President and Chief Lending Officer from 1992 to 1998, of Eastern National Bank.

Joris M. Jabouin, CPA was appointed the Bank’s Executive Vice President and General Auditor in November 2004. He has served as Senior Vice President and General Auditor of the Bank since June 2003. He previously served as Vice President and Head of Audit for Dresdner Bank Lateinamerika, AG, Miami Agency from 2000 to 2003. Mr. Jabouin was Senior Auditor with PricewaterhouseCoopers LLP from 1998 to 2000 and was an Auditor with Pricewaterhouse LLP from 1996 to 1998. He was also an Associate Examiner with the Federal Reserve Bank of Atlanta from 1993 to 1996.

Roberta R. Kressel has served as the Executive Vice President of Human Resources for the Bank since January 2003. She was previously the Vice President of Human Resources from 2001 to 2002, at Kemper National Services. Ms. Kressel also served as a Senior Vice President, Human Resources Relationship Manager from 2000 to 2001, and a Senior Vice President, Human Resources Manager from 1998 to 2000, at SunTrust Bank, South Florida and SunTrust Bank, Miami.

Robert Marsden currently serves as Executive Vice President of Corporate Real Estate Services for the Bank and has served as the Executive Vice President of Operations for the Bank from 2002 until November 2004. He also served as the Executive Vice President of Operations from 1998 to 2002, of SunTrust Bank, Miami and was an Account Manager from 1995 to 1998, at The SCA Group.

Douglas B. Sawyer has served as the Executive Vice President of Consumer Banking for the Bank since October 2003, and as Executive Vice President of Wealth Management since February 2003. He previously served as the Executive Vice President of Retail from 2002 to 2003, Private Client Services from 2000 to 2002, and as a Senior Vice President, from 1997 to 2000, for SunTrust Bank, Miami.

Clay F. Wilson was appointed the Executive Vice President in May 2003, and previously served as a Senior Vice President from 1999 to May 2003, of Commercial Real Estate, for the Bank. He previously served as the Group Senior Vice President from 1996 to 1999, and the Vice President from 1991 to 1996, of Commercial Real Estate, at Barnett Bank, South Florida and its successor by merger, NationsBank, Inc. in south Florida.

Bernardo M. Argudin, CPA has served as our Senior Vice President and Corporate Controller since August 2003. Mr. Argudin is our chief accounting officer. He served as the First Vice President, Comptroller and Chief Compliance Officer of Dresdner Bank Lateinamerika, AG, Miami Agency, from 2000 to 2003. Mr. Argudin was the Executive Vice President and Chief Financial Officer from 1994 to 1999 of Republic National Bank of Miami and a Vice President and Chief Financial Officer of Republic Banking Corporation of Florida from 1992 to 1999.

Lauren Camner, CPA has served as one of our directors since August 23, 2004 and as director of the Bank since May 19, 2004. Ms. Camner was promoted to Senior Vice President, Investor Relations and Alternative Delivery Channels, in November 2004, and previously served as our Vice President, Investor Relations from 2001 to November 2004 and as our Vice President, Website Manager from 2000 to 2004. She has served as our Corporate Communications Officer since 2002. She has also served in various capacities in our marketing department since 1999. Ms. Camner is a Certified Public Accountant and has a Masters in Business Administration from the University of Miami School of Business Administration. She is the daughter of our Chairman and Chief Executive Officer, Alfred R. Camner.

Tod Aronovitz has served as one of our directors and a director of the Bank since August 23, 2004. Mr. Aronovitz has served as Senior Partner of Aronovitz Trial Lawyers, a nationally recognized law firm specializing in catastrophic injury and wrongful death cases, since 1988. Mr. Aronovitz served as the President of the Florida Bar from 2002 until 2003 and was a member of the Florida Bar’s Board of Governors from 1996 to 2001. He is currently a member of the Board of Trustees of the Florida Supreme Court Historical Society as well as a member of the House of Delegates of the American Bar Association. Mr. Aronovitz is also the past president of the University of Miami Law School Alumni Association and has served as an adjunct professor at the University of Miami School of Law in the areas of civil litigation and trial techniques. Mr. Aronovitz holds a law degree from the University of Miami School of Law and a bachelors degree from the University of Georgia.

Allen M. Bernkrant has served as one of our directors since 1993, and a director of the Bank, since 1985. He has been a private investor in Miami, Florida since 1990.

Sharon A. Brown, CPA has served as one of our directors and a director of the Bank since January 2003. She recently retired from her position at the University of Miami as the Director of Alumni and External Affairs, which she held from 2002, and served as Assistant Dean for Administration and Development from 1992 to 2001 of the University of Miami School of Business Administration. Ms. Brown was a Partner from 1979 to 1992 at Coopers and Lybrand, certified public accountants, where her clients included financial institutions, nonprofit organizations and major organizations in government and education. She recently served as a member of the Audit Committee of the School Board of Miami-Dade County, and served on the five-member citizen board appointed in 1998 to oversee the financial recovery of the City of Miami. She has also served as a Director of the United Way of Miami-Dade County from 1988 until June 2003. She is a member of the American Institute of Certified Public Accountants and of the Florida Institute of Certified Public Accountants, (FICPA) of which she served as President in 1989 and as a member of the Board of Governors from 1978 to 1995 and of the Executive Committee from 1980 to 1986. The Florida House of Representatives has recognized Ms. Brown for her service as President of the FICPA and for having devoted most of her professional career to improving the quality and integrity of local government audits.

Marc D. Jacobson has served as a director since 1993, and Secretary from 1993 to 1997. He has also served as a director of the Bank since 1984, and its Secretary, from 1985 to 1996. Mr. Jacobson has been the Senior Vice President of Head-Beckham AmerInsurance Agency, Inc., and its predecessor, Head-Beckham Insurance Agency, Inc. since 1990.

Hardy C. Katz has served as one of our directors and a director of the Bank since March 2002. He has been the Vice President of Finance for both Communications and Show Management, Inc., a trade show and management company, and Industry Publishers, Inc., a publishing company, since 1972. Mr. Katz has also served as the managing partner of BiZBashFla, LLC, a publishing and trade show company, since 2003.

Neil H. Messinger, M.D. has served as one of our directors and a director of the Bank since 1996. He is a Radiologist and has served as the Chairman of Radiology Associates of South Florida, P.A. since 1986. Dr. Messinger has also been the Chairman of Imaging Services of Baptist Hospital since 1986.

Dr. Albert E. Smith has served as one of our directors and a director of the Bank since November 2003. He has served as the President of Florida Memorial College since 1993 and served as President of South Carolina State College from 1986 to 1993. Dr. Smith currently serves as a director of the Greater Miami Chamber of Commerce and the Orange Bowl Committee and as the Vice Chair on the Miami-Dade County Social and Economic Development Council. He is a member of the Executive Committee of The College Fund/UNCF.

PART II

Item 5.    Market for the Registrant’s Common Stock, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Stock Information

BankUnited’s Class A Common Stock, $.01 par value (“Class A Common Stock”), is traded in the over-the-counter market and quoted in the Nasdaq-Amex Stock Market, National Market (“NASDAQ”) under the symbol “BKUNA”. BankUnited’s Class B Common Stock, $.01 par value (“Class B Common Stock”), is not traded on any established public market.

At November 23, 2004, there were 494 holders and 14 holders of record of BankUnited’s Class A Common Stock and Class B Common Stock, respectively. The number of holders of record of the Class A Common Stock includes nominees of various depository trust companies for an undeterminable number of individual stockholders. Class B Common Stock is convertible into Class A Common Stock at a ratio (subject to adjustment upon the occurrence of certain events) of one share of Class A Common Stock for each share of Class B Common Stock surrendered for conversion.

No dividends were declared or paid in fiscal 2004 or 2003 on BankUnited’s Common Stock. See note (10) Regulatory Capital to the Notes to Consolidated Financial Statements for a discussion of restrictions on the Bank’s payment of dividends to BankUnited.

For the range of high and low bid prices for the Class A Common Stock quoted on Nasdaq for each quarter of fiscal 2004 and 2003, see Item 7. MD&A, Selected Quarterly Financial Data.

Stock Compensation Plan Information

See Item 12 of Part III for information on Stock Compensation Plans.

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

Item 6.    Selected Financial Data

The following selected financial data should be read in conjunction with BankUnited’s Consolidated Financial Statements and Notes thereto.

	As of or for the Years Ended September 30,
	2004	2003	2002	2001	2000
	(Dollars in thousands, except per share data)
Operations Data:
Interest income	$330,368	$314,342	$327,857	$324,077	$295,315
Interest expense	188,903	198,848	217,171	246,793	219,146

Net interest income	141,465	115,494	110,686	77,284	76,169
Provision for loan losses	5,025	5,425	9,200	7,100	4,645

Net interest income after provision for loan losses	136,440	110,069	101,486	70,184	71,524

Non-interest income:
Service and other fees, net of amortization and impairment	8,059	5,716	5,385	6,495	4,295
Net (loss) gain on sale of investments and mortgage-backed securities	(1,902)	4,604	1,557	1,837	—
Net gain on sale of loans and other assets	6,859	9,968	3,850	1,383	71
Other	9,080	8,181	6,692	5,214	3,231

Total non-interest income	22,096	28,469	17,484	14,929	7,597

Non-interest expenses:
Employee compensation and benefits	43,773	40,390	33,180	23,872	20,584
Occupancy and equipment	17,399	12,606	11,166	9,046	8,332
Insurance	1,601	1,166	1,089	1,000	1,221
Professional fees	3,892	4,610	5,342	3,267	3,193
Other	18,008	24,095	20,786	17,212	19,194

Total non-interest expense	84,673	82,867	71,563	54,397	52,524

Income before income taxes, and preferred stock dividends	73,863	55,671	47,407	30,716	26,597
Provision for income taxes	23,141	16,551	17,086	11,620	10,833

Net income before preferred stock dividends	50,722	39,120	30,321	19,096	15,764
Preferred stock dividends	379	316	257	649	790

Net income after preferred stock dividends	$50,343	$38,804	$30,064	$18,447	$14,974

Basic earnings per common share	$1.69	$1.45	$1.20	$0.91	$0.82
Diluted earnings per common share	$1.58	$1.36	$1.12	$0.87	$0.81
Weighted average number of common shares and common equivalent shares assumed outstanding during the period:
Basic	29,843,094	26,803,377	25,142,322	20,228,072	18,220,508
Diluted	32,152,846	28,864,972	27,072,669	21,353,850	18,779,837
Financial Condition Data:
Total assets	$8,710,445	$7,145,143	$6,028,548	$5,238,195	$4,552,069
Loans receivable, net, and mortgage-backed securities(1)	7,794,980	6,004,569	4,849,999	4,332,336	3,700,492
Investments, overnight deposits, tax certificates, repurchase agreements, certificates of deposit and other earning assets	640,937	618,196	685,990	461,276	401,481
Total liabilities	8,217,788	6,697,770	5,683,399	4,937,749	4,349,482
Deposits	3,528,262	3,236,106	2,976,171	2,653,145	2,609,538
Trust preferred securities and subordinated debentures	164,979	162,219	253,761	203,592	212,393
Borrowings(2)	4,417,665	3,177,588	2,361,131	1,992,837	1,460,631
Total stockholders’ equity	492,657	447,373	345,149	300,446	202,587
Common stockholders’ equity	486,529	441,917	340,910	297,620	193,241
Book value per common share	16.19	14.88	13.52	11.88	10.61

(Continued on the next page)

	As of and for the Fiscal Years Ended September 30,
	2004	2003	2002	2001	2000
Select Financial Ratios:
Performance Ratios:
Return on average assets(3)	0.66%	0.61%	0.57%	0.42%	0.38%
Return on average tangible common equity(3)	11.78	11.02	10.56	9.46	9.68
Return on average total equity (3)	10.99	10.14	9.58	8.20	8.09
Interest rate spread	1.79	1.75	1.98	1.55	1.74
Net interest margin	1.90	1.88	2.14	1.76	1.91
Dividend payout ratio(4)	0.75	0.81	0.85	3.40	5.01
Loans receivable, net to total deposits	163.13	130.60	134.14	141.33	133.28
Non-interest expense to average assets	1.10	1.30	1.34	1.20	1.27
Efficiency ratio(5)	51.77	57.56	55.84	58.99	62.70
Asset Quality Ratios:
Non-performing loans to total loans	0.27%	0.89%	0.70%	0.76%	0.58%
Non-performing assets to total loans and real estate owned	0.31	0.99	0.79	0.84	0.68
Non-performing assets to total assets	0.20	0.59	0.53	0.60	0.55
Net charge-offs to average total loans	0.05	0.08	0.12	0.11	0.11
Loan loss allowance to total loans	0.42	0.52	0.51	0.42	0.35
Loan loss allowance to non-performing loans	151.52	59.20	72.53	56.00	61.20
Capital Ratio:
Average common equity to average total assets	5.94%	5.53%	5.85%	4.94%	4.49%
Average total equity to average total assets	6.02	6.05	5.92	5.13	4.72
Core capital-to-assets ratio(6)	7.26	7.24	7.77	7.12	7.49
Risk-based capital-to-assets ratio(6)	15.60	16.08	16.97	14.66	14.84

(1)    Does not include mortgage loans held for sale.

(2)    Includes repurchase agreements, advances from the Federal Home Loan Bank of Atlanta, senior notes, and convertible debt.

(3)    Return is calculated before payment of preferred stock dividends.

(4)    The ratio of total dividends declared during the period (including dividends on the Bank’s and BankUnited’s preferred stock and BankUnited’s Class A and Class B Common Stock) to total earnings for the period before dividends.

(5)    Efficiency ratio is calculated by dividing non-interest expenses by the sum of net interest income, and non-interest income.

(6)    Regulatory capital ratio of the bank.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis and the related financial data present a review of the consolidated financial condition and operating results of BankUnited for the periods presented. This discussion and analysis is presented to assist the reader in understanding and evaluating the financial condition, results of operations and future prospects of BankUnited, and is intended to supplement, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto.

Overview

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

In evaluating BankUnited’s financial condition and operating performance, management focuses on increasing loan originations to residential mortgage, commercial and commercial real estate customers, increasing total and core deposit balances, improving BankUnited’s net interest margin, maintaining higher credit standards, low levels of non-performing assets and adequate loan loss reserves, managing interest rate risk, controlling expenses, and ensuring adequate funding for ongoing growth. Based on these factors, highlights of BankUnited’s performance for fiscal 2004 include:

•	Loan production for 2004 improved by 25% compared to 2003, to reach $3.7 billion

•	Total loans, net increased to $5.8 billion, up 36% over last year.

•	Non-performing assets as a percentage of total assets of 0.20%, down from 0.59% at September 30th last year.

•	Core deposits increased in 2004 by 16% to $1.7 billion

•	Non-interest bearing deposits increased by 25% to $247 million as of September 30, 2004

•	$120 million raised in successful private offering of convertible senior notes at a rate of 3.125%

•	Market capitalization increased by 39% to $876 million as of September 30, 2004

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

Accounting Pronouncements Issued and Not Yet Adopted

For information about accounting pronouncements issued but not yet adopted, see the discussion about Emerging Issues Task Force 03-1, and 04-8 (“EITF Issue No. 03-1, and EITF Issue No. 04-8”) in note (1) Summary of Significant Accounting Policies to the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

Liquidity management is the process of allocating assets and structuring liabilities to provide sufficient cash or cash equivalents to meet an entity’s daily operating needs on an ongoing basis. It is the policy of BankUnited to manage our funds so that there is no need to make unplanned sales of assets or to borrow funds under emergency conditions. Sources of liquidity include: cash and cash equivalents, deposit growth, FHLB advances, Federal Reserve borrowings, loan repayments, investment portfolio run-off, liquidation of investments and mortgage-backed securities, and overnight and term repurchase agreements.

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

BankUnited utilizes deposits originated through its network of retail branches as a source of funds. Core deposits represent approximately 47% of total deposits as of September 30, 2004 compared to 44% at September 30, 2003. For information on deposits, see note (7) Deposits to the Notes to Consolidated Financial Statement.

Borrowings

A substantial portion of balance sheet growth has been funded by borrowings. BankUnited utilizes both short and long-term borrowings. Short-term borrowings are due within one year, long-term borrowings are due in one year or more. The Bank may borrow funds from the FHLB of Atlanta and from other sources. The FHLB system acts as a source of funding for member financial institutions. In addition, BankUnited uses subordinated notes, securities sold under agreements to repurchase and trust preferred securities in order to increase available funds. As a shareholder of the FHLB of Atlanta, the Bank must hold shares of stock in the FHLB, which totaled $156 million at September 30, 2004.

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

The Bank also has advances under the FHLB “knockout” advance program. In general, a knockout advance is structured as a fixed-rate advance that the FHLB may call at the end of any given three-month period after the non-conversion period which expires, if the 3-month LIBOR rate equals or exceeds an agreed upon threshold rate. Should a particular advance be called by the FHLB, the Bank can either convert the advance from a fixed-rate basis to a floating rate basis or pay it in full. See Item 7A. “Quantitative and Qualitative Disclosure About Market Risk.”

The FHLB of Atlanta will consider various factors, including an institution’s regulatory capital position, net income, quality and composition of assets, lending policies and practices, and level of current borrowings from all sources, in determining the amount of credit to extend to an institution. As of September 30, 2004, BankUnited had $3.1 billion of FHLB advances outstanding, including approximately $394 million maturing within 30 days. Approximately $675 million of the advances outstanding as of September 30, 2004 were convertible with a weighted average coupon rate approaching 6.00% which, due to their structure, are expected to remain outstanding for another four to five years. As of September 30, 2004, BankUnited had approximately $142 million of additional borrowings available on its line of credit with the FHLB of Atlanta. BankUnited may seek increases in available credit lines with the FHLB based on additional available collateral. In addition, an institution that fails to meet the qualified thrift lender test may have restrictions imposed on its ability to obtain FHLB advances. The Bank currently meets the qualified thrift lender test.

Securities sold under agreements to repurchase is another source of borrowed funds which is available to BankUnited. Under this type of borrowing, securities are pledged against borrowed funds and are released when the funds are repaid. BankUnited typically uses this type of borrowing alternative on a short-term basis, but may also use these instruments on a long-term basis. As of September 30, 2004, BankUnited had $1.3 billion in investments and mortgage-backed securities pledged against securities sold under agreements to repurchase with an outstanding balance of $1.2 billion, of which, approximately $52 million mature overnight.

In February and March of 2004, BankUnited issued $120 million of Senior Convertible Notes that mature in March 2034 and bear interest at an annual rate of 3.125% payable semiannually. Upon conversion of the notes BankUnited may, at its discretion, in lieu of delivering shares of Class A Common Stock, deliver cash or a combination of cash and shares of Class A Common Stock. The notes will mature on March 1, 2034. BankUnited may redeem for cash some or all of the notes at any time on or after March 1, 2011 at 100% of the principal amount of the notes plus any accrued and unpaid interest, contingent interest and additional amounts, if any. Holders may require BankUnited to purchase all or part of the notes for cash at a purchase price of 100% of the principal amount of the notes plus accrued and unpaid interest including contingent interest and additional amounts, if any, on March 1, 2011, March 1, 2014, March 1, 2019, March 1, 2024 and March 1, 2029 or upon the occurrence of a fundamental change. The notes are senior unsecured obligations, ranking equally in right of payment with all of BankUnited’s existing and future unsecured senior indebtedness. The notes are effectively subordinated to BankUnited’s entire senior secured indebtedness and all indebtedness and liabilities of its subsidiaries. The Bank used the net proceeds from the issuance of the notes for general corporate purposes, loan financing, and assisting in the Bank’s asset/liability management. See note (8) Borrowings to Notes to Consolidated Financial Statements for a discussion on Senior Convertible Notes.

BankUnited has issued trust preferred securities through its trust subsidiaries, which in turn have invested the proceeds from the sale thereof in Junior Subordinated Deferrable Debentures issued by BankUnited (the “Junior Subordinated Debentures”). In the past four fiscal years, all of the trust preferred securities issued by BankUnited’s trust subsidiaries have been sold through participation in “pools”, whereby a number of financial institutions issue trust preferred securities through their trust subsidiaries, and sell such securities to investors in private placement transactions. In November 1999, the Board of Directors of BankUnited authorized the purchase from time-to-time in the open market, or otherwise, of up to 300,000 shares of trust preferred securities issued by BankUnited’s trust subsidiaries. As of September 30, 2004, BankUnited had purchased a total of 47,120 shares of trust preferred securities issued by its trust subsidiaries on the open market at a cost of $48 million. Proceeds from the sale of Junior Subordinated Debentures, if contributed to the Bank as additional paid-in-capital, increase Tier 1 equity capital for regulatory purposes.

BankUnited uses derivative instruments as part of its interest rate risk management activities to reduce risks associated with its borrowing activities. Derivatives used to hedge interest rate risk associated with long-term fixed and variable rate debt include interest rate swaps and caps. See Item 7a. Quantitative and Qualitative Disclosure About Market Risk and note (9) Accounting for Derivatives and Hedging Activities to Notes to Consolidated Financial Statements for more information on BankUnited’s use of derivatives in connection with its long-term debt.

The following tables set forth information as to BankUnited’s short-term borrowings as of the dates and for the periods indicated.

	As of September 30,
	2004		2003		2002
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Period End Balances:
Securities sold under agreements to repurchase	$1,007,236	1.9%	$367,297	1.2%	$305,042	1.9%
FHLB advances	769,000	2.8%	510,000	1.3%	531,000	2.1%

	$1,776,236	2.3%	$877,297	1.2%	$836,042	2.0%

	For the Years Ended September 30,
	2004	2003	2002
		(In thousands)
Average Balances:
Securities sold under agreements to repurchase	$680,011	$336,939	$301,257
FHLB advances	724,441	466,800	166,664

	$1,404,452	$803,739	$467,921

Maximum Outstanding at any Month End:
Securities sold under agreements to repurchase	$1,025,015	$372,472	$385,495
FHLB advances	955,000	601,000	531,000

	$1,980,015	$973,472	$916,495

For more information on BankUnited’s borrowings see note (8) Borrowings to Notes to Consolidated Financial Statements.

Discussion of Cash Flows

Please refer to the Consolidated Statement of Cash Flows when reading the following discussion.

Cash and cash equivalents as of September 30, 2004 were $182 million which represents a decrease of $45 million from September 30, 2003. This decrease is the result of net cash used in operating and investing activities of $115 million and $1.5 billion, respectively, offset by net cash provided by financing activities of $1.5 billion.

Significant Sources of Funds

During each of the fiscal years ended September 30, 2004 and 2003, BankUnited received $2.4 billion in payments on loans. Proceeds from repayment of mortgage-backed securities for the year ended September 30, 2004 were $930 million compared to $1.2 billion for the same period in 2003. BankUnited sold $526 million of mortgage-backed securities during the year ended September 30, 2004 compared to $1.0 billion for the same period in 2003.

BankUnited obtained $654 million in additional advances from the Federal Home Loan Bank of Atlanta (the “FHLB”) during each of the years ended September 30, 2004 and 2003. BankUnited received $665 million from securities sold under agreements to repurchase during the year ended September 30, 2004 compared to $162 million for the same period in 2003. BankUnited also issued $120 million of senior convertible debt during the year ended September 30, 2004, and none during the same period in 2003. BankUnited received $292 million from additional deposits during the year ended September 30, 2004 compared to $260 million for the same period in 2003. During the year ended September 30, 2003, BankUnited raised net proceeds of $73.5 million and $65.6 million from the issuance of stock and Trust Preferred Securities, respectively; there were no such issuances during the same period in 2004.

Significant Uses of Funds

BankUnited used $115 million in cash for operating activities during the year ended September 30, 2004, compared to $661 million for the same period in 2003. The decrease in the amount of cash used in operating activities of $546 million is due mostly to a decrease in the amount of loans originated for sale of $481 million. During fiscal 2004, there was a greater demand for loan products which BankUnited places in its loan portfolio, which reduced the amount of funds required to fund loans held for sale.

During the year ended September 30, 2004, BankUnited funded $4.1 billion of portfolio loans as compared to $2.6 billion in the same period of 2003. In addition, BankUnited purchased $1.2 billion of investment and mortgage-backed securities during the year ended September 30, 2004 compared to $2.6 billion in the same period of 2003. BankUnited used $27.5 million to purchase additional bank-owned life insurance during fiscal 2003; there were no such purchases during the same period in 2004. BankUnited paid $200 million in maturing senior notes during 2004; there were no such payments during 2003.

Contractual Obligations

The following table provides information on BankUnited’s contractual obligations as of September 30, 2004:

	Payments Due by Period
	Total As of September 30, 2004	Less than 1 year	1 but less than 3 years	3 but less than 5 years	5 years or more
	(In thousands)
Long-term debt obligations	$3,626,317	$769,000	$1,226,319	$500,000	$1,130,998
Operating lease obligations	48,216	7,201	6,997	12,615	21,403
Service contracts and purchase obligations	27,236	4,424	15,961	6,468	383

Total	$3,701,769	$780,625	$1,249,277	$519,083	$1,152,784

Off-Balance Sheet Arrangements

As discussed in the Activities of Subsidiaries section of Item 1. Business, BankUnited operates wholly-owned trust subsidiaries formed for the purpose of issuing trust preferred securities and investing the proceeds from the sale thereof solely in junior subordinated debentures issued by BankUnited. In accordance with Generally Accepted Accounting Pronouncements, BankUnited does not consolidate a number of these trust subsidiaries. See the Borrowings section contained herein MD&A, and notes (1) Summary of Significant Accounting Policies, and (8) Borrowings to the Notes to Consolidated Financial Statements for more information on these arrangements.

See note (14) Commitments and Contingencies to the Notes to Consolidated Financial Statements for a discussion of commitments entered into by BankUnited which may require capital resources. BankUnited expects to have sufficient capital resources to satisfy its commitments.

Restrictions on Transfers

The amount of dividends that the Bank can pay to BankUnited Financial Corporation could be restricted if the Bank were to be considered by the OTS as an undercapitalized institution. As of September 30, 2004, the Bank was a well-capitalized institution under the OTS definition as adopted. See Regulatory Capital Requirements in the Regulation section of Item 1. Business, and note (10) Regulatory Capital to the Notes to Consolidated Financial Statements for more information on regulatory capital requirements. These restrictions have not had, nor are they expected to have an impact on BankUnited’s ability to meet its cash obligations.

Discussion of Financial Condition Changes

The following is a discussion of material changes from September 30, 2003 to September 30, 2004 in the Consolidated Statement of Financial Condition.

Assets

Investments available for sale.    Investments available for sale increased by $37.3 million, or 13% from $297 million at September 30, 2003 to $334 million at September 30, 2004. This increase is predominantly the result of purchases of $48 million, offset by maturities of $3 million, sales of $7 million, and a $2.1 million market value adjustment.

Mortgage-backed securities available for sale.    Mortgage-backed securities available for sale was $2.1 billion as of September 30, 2004 which is a net increase of $3.2 million compared to the prior year. The net increase of $3.2 million is predominantly the result of purchases of $1.1 billion and securitizations of $378 million, offset by repayments of $930 million, sales of $526 million, and a $18 million market value adjustment.

The following table sets forth additional information regarding BankUnited’s investments and mortgage-backed securities available for sale as of the dates indicated. Investments and mortgage-backed securities available for sale are carried by BankUnited at fair value on the financial statements.

	As of September 30
	2004	2003	2002
	(Dollars in thousands)
U.S. Government agency securities	$52,577	$53,694	$52,760
Mortgage-backed securities	2,068,180	2,064,981	1,136,634
Other (1)	281,362	242,983	118,825

Total investment securities	$2,402,119	$2,361,658	$1,308,219

Weighted average yield	4.05%	4.65%	6.10%

(1)	Includes trust preferred securities of other issuers, preferred stock of FHLMC and FNMA, mutual funds, and bonds.

The following table sets forth information regarding the maturities of BankUnited’s investments and mortgage-backed securities available for sale as of September 30, 2004.

	As of September 30, 2004	Periods to Maturity from September 30, 2004(1)
		Within 1 Year	1 Through 5 Years	5 Through 10 Years	Over 10 Years	Equity Securities
	(Dollars in thousands)
U.S. Government agency securities	$52,577	$—	$27,300	$25,277	$—	$—
Mortgage-backed securities (1)	2,068,180	652,661	1,217,392	103,360	94,767	—
Other (2)	281,362	16,469	75,149	26,976	161,806	962

Total	$2,402,119	$669,130	$1,319,841	$155,613	$256,573	$962

Weighted average yield(3)	4.05%	3.99%	3.88%	4.53%	4.81%	n/a

(1)	Maturities on mortgage-backed securities have been adjusted for anticipated pre-payments. See Gap Table in Item 7A. Quantitative and Qualitative Disclosure About Market Risk.
(2)	Includes trust preferred securities of other issuers, preferred stock of FHLMC and FNMA, mutual funds, and bonds.
(3)	Yields on tax exempt investments have not been computed on a tax equivalent basis.

Based on the internal model used by BankUnited, estimated average duration of the mortgage-backed securities portfolio as of September 30, 2004 was 2.44 years. This duration is extended to 2.98 years in a hypothetical scenario which adds 100 basis points to market interest rates. The model used by BankUnited is based on assumptions which may often differ from their eventual outcome.

For additional information regarding BankUnited’s investments and mortgage-backed securities, see note (3) Investments and Mortgage-backed Securities Available for Sale to the Notes to Consolidated Financial Statements.

Loans.    Loans receivable, net (including loans held for sale) increased by $1.5 billion, or 36% from $4.2 billion at September 30, 2003 to $5.8 billion at September 30, 2004. This increase represents the majority of the growth in BankUnited’s assets during fiscal 2004. BankUnited funded $4.5 billion in loans during fiscal 2004, which was offset by repayments of $2.4 billion, securitizations of $378 million, sales of $159 million, a transfer to real estate owned of $3.7 million and a provision of $5.0 million. The majority of the growth in loans was in one-to- four family residential, which increased by $1.3 billion, net of a decrease in mortgage loans held for sale of $258 million. Commercial real estate, including multi-family, construction, and land loans increased by $211 million, or 54% to reach $600 million as of September 30, 2004. Home equity loans and lines of credit increased by $55 million, or 58% to reach $150 million as of September 30, 2004, compared to $95 million at the end of fiscal 2003.

The relatively low balance in loans held for sale as of September 30, 2004 of $29 million, compared to $287 million as of September 30, 2003, reflects consumer demand for BankUnited portfolio loans over loans that BankUnited holds for sale. The majority of the growth in portfolio loans has been centered in BankUnited’s monthly adjustable MTA loans, which adjusts interest rates on a monthly basis but maintains a fixed minimum payment for a year and limits annual minimum payment increases. For more information on BankUnited’s monthly adjustable MTA loans, see Lending Activities in the Business Section.

The following table sets forth certain information with respect to the composition of BankUnited’s loan portfolio, including mortgage loans held for sale, by collateral type as of the dates indicated.

	As of September 30,
	2004		2003		2002		2001		2000
	Amount	Percent(1)	Amount	Percent(1)	Amount	Percent(1)	Amount	Percent(1)	Amount	Percent(1)
	(Dollars in thousands)
Real estate loans:
One-to-four family residential:
Residential mortgages	$4,058,858	70.9%	$2,653,515	67.4%	$2,779,323	74.8%	$2,858,818	81.7%	$2,876,490	85.7%
Specialty consumer mortgages	688,711	12.0%	613,287	15.5%	316,989	8.6%	89,472	2.6%	29,746	0.8%

Total one-to-four family residential	4,747,569	82.9%	3,266,802	82.9%	3,096,312	83.4%	2,948,290	84.3%	2,906,236	86.5%
Home equity loans and lines of credit	150,323	2.6%	95,273	2.5%	78,916	2.1%	59,002	1.7%	39,732	1.2%
Multi-family	51,104	0.9%	32,583	0.8%	25,456	0.7%	20,619	0.6%	70,856	2.1%
Commercial real estate	267,127	4.7%	196,237	5.0%	183,311	4.9%	158,451	4.5%	155,569	4.6%
Construction	187,518	3.3%	132,778	3.4%	98,697	2.7%	114,790	3.3%	38,786	1.2%
Land	94,006	1.6%	27,569	0.7%	27,636	0.7%	33,620	1.0%	34,489	1.0%

Total real estate loans	5,497,647	96.0%	3,751,242	95.3%	3,510,328	94.5%	3,334,772	95.4%	3,245,668	96.6%
Commercial	167,786	2.9%	152,663	3.9%	168,679	4.5%	132,438	3.8%	83,023	2.5%
Consumer	19,454	0.3%	21,172	0.5%	24,202	0.7%	25,696	0.7%	26,748	0.8%

Total loans held in portfolio	5,684,887	99.2%	3,925,077	99.7%	3,703,209	99.7%	3,492,906	99.9%	3,355,439	99.9%
Unearned deferred loan fees, premiums and discounts	65,992	1.2%	36,806	0.9%	30,449	0.8%	22,642	0.6%	15,730	0.5%
Allowance for loan losses	(24,079)	(0.4)%	(22,295)	(0.6)%	(20,293)	(0.5)%	(15,940)	(0.5)%	(13,032)	(0.4)%

Total Loans held in portfolio, net	5,726,800	100.0%	3,939,588	100.0%	3,713,365	100.0%	3,499,608	100.0%	3,358,137	100.0%
Mortgage loans held for sale	28,786		286,796		278,759		250,041		312,632

Total Loans, net	$5,755,586		$4,226,384		$3,992,124		$3,749,649		$3,670,769

(1)	Percent is calculated using loans held in portfolio, net in the denominator.

As of September 30, 2004, approximately $5.5 billion, or 97% of loans before net items were secured by real property. Loans secured by properties in Florida were $4.6 billion, or 84% of all secured loans as of September 30, 2004 compared to $3.5 billion, or 95% as of September 30, 2003. Due to this concentration, regional economic circumstances in Florida could affect the level of BankUnited’s non-performing loans. No other state represented more than 4% of BankUnited’s loan portfolio secured by real estate. At September 30, 2004, approximately $1.2 billion, or 21%, of BankUnited’s loan portfolio were first mortgage loans to non-resident aliens, all of which are secured by domestic property. The majority of these loans were secured by single-family residences located in Florida. Loans to non-resident aliens, may involve a greater degree of risk than conforming single-family residential mortgage loans. The ability to obtain access to the borrower is more limited for non-resident aliens, as is the ability to attach or verify assets located in foreign countries. BankUnited has attempted to minimize these risks through its underwriting standards for such loans, including generally requiring more conservative loan-to-value ratios and qualification based on verifiable assets located in the United States.

The following table sets forth, as of September 30, 2004, the amount of loans (including mortgage loans held for sale, and excluding unamortized deferred loan fees, premiums and discounts; and allowance for loan losses) by category and anticipated principal repayments. These anticipated repayments are based on contractual maturities adjusted for an estimated rate of prepayments based on historical trends, current interest rates, types of loans and refinance patterns.

		Anticipated Repayments
	Outstanding at September 30, 2004	One Year or Less	After One Year through Five Years	After Five Years
	(Dollars in thousands)
Real estate loans:
One-to-four family residential, including loans held for sale	$4,776,355	$1,097,341	$3,073,868	$605,146
Home equity loans and lines of credit	150,323	14,492	44,546	91,285
Multi-family	51,104	12,122	38,982	—
Commercial real estate	267,127	96,755	144,970	25,402
Construction	187,518	87,918	99,310	290
Land	94,006	50,556	43,021	429

Total real estate loans, including loans held for sale	5,526,433	1,359,184	3,444,697	722,552

Commercial	167,786	114,043	53,728	15
Consumer	19,454	7,570	8,196	3,688

Total loans, including loans held for sale, but excluding net items	$5,713,673	$1,480,797	$3,506,621	$726,255

FHLB stock and other earning assets.    FHLB stock and other earning assets increased by $33 million or 27% from $123 million at September 30, 2003 to $156 million at September 30, 2004 from net purchases of FHLB stock, which is required to be purchased in proportion to advances received from the FHLB.

Liabilities

Deposits.    Deposits increased by $292 million, or 9%, from $3.2 billion at September 30, 2003 to $3.5 billion at September 30, 2004. Non-interest bearing deposits were $247 million at September 30, 2004, up 25% from September 30, 2003. During fiscal 2004, core deposits grew to $1.7 billion, up 16% from the end of fiscal 2003. Core deposits, which include checking, savings and money market accounts comprise 47% of total deposits as of September 30, 2004, up from 44% as of September 30, 2003. The increase in core deposits reflects BankUnited’s marketing and service efforts, branch expansion, and the offering of competitive products and rates.

Securities sold under agreements to repurchase.    Securities sold under agreements to repurchase (repos) increased by $665 million or 129% from $517 million at September 30, 2003 to $1.2 billion at September 30, 2004. BankUnited funded a large portion of the growth in its loans through the use of short-term repos.

FHLB advances.    FHLB advances increased by $655 million, or 27%, from $2.5 billion at September 30, 2003 to $3.1 billion at September 30, 2004. The additional FHLB advances received during fiscal 2004 were predominantly used to fund loans.

Senior notes.    Senior notes of $200 million matured and were repaid during the second fiscal quarter of 2004.

Convertible senior notes.    BankUnited issued $120 million in convertible senior notes during the second quarter of fiscal 2004. See note (8) Borrowings to the Notes to Consolidated Financial Statements for more information on the convertible senior notes.

Asset Quality

At September 30, 2004, non-performing assets totaled $18 million as compared to $42 million at September 30, 2003 and $32 million at 2002. Expressed as a percentage of total assets, non-performing assets stood at 0.20% as of September 30, 2004 as compared to 0.59% as of September 30, 2003 and 0.53% as of September 30, 2002. Non-performing assets are composed of non-performing loans and real estate acquired through foreclosure (“REO”). The level of non-performing assets as a percentage of total assets has been very low and may not be sustainable in the future, particularly as BankUnited continues to grow its commercial and commercial real estate portfolios.

Non-performing loans consist of (i) non-accrual loans; (ii) accruing loans more than 90 days contractually past due as to interest or principal and (iii) loans that have been restructured because of a deterioration in the financial condition of the borrower. Generally, BankUnited places loans on non-accrual status when more than 90 days past due. When a loan is placed on non-accrual status, BankUnited reverses all accrued and uncollected interest.

The following table sets forth information concerning BankUnited’s non-performing assets for the periods indicated:

	September 30,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Non-accrual loans(1)	$15,523	$37,080	$27,664	$27,429	$19,751
Restructured loans(2)	367	306	315	1,034	1,283
Accruing loans more than 90 days past due as to interest or principal	2	276	—	—	261

Total non-performing loans	15,892	37,662	27,979	28,463	21,295
Non-accrual tax certificates	69	334	696	1,264	1,671
Real estate owned (3)	1,611	4,290	3,003	1,832	2,286

Total non-performing assets	$17,572	$42,286	$31,678	$31,559	$25,252

Allowance for losses on tax certificates	$65	$355	$771	$934	$986
Allowance for loan losses	24,079	22,295	20,293	15,940	13,032

Total allowance	$24,144	$22,650	$21,064	$16,874	$14,018

Non-performing assets as a percentage of total assets	0.20%	0.59%	0.53%	0.60%	0.55%
Non-performing loans as a percentage of total loans(4)	0.27%	0.89%	0.70%	0.76%	0.58%
Allowance for loan losses as a percentage of total loans(4)	0.42%	0.52%	0.51%	0.42%	0.35%
Allowance for loan losses as a percentage of non-performing loans	151.52%	59.20%	72.53%	56.00%	61.20%
Net charge-offs as a percentage of average total loans	0.05%	0.08%	0.12%	0.11%	0.11%

(1)	Gross interest income that would have been recorded on non-accrual loans had they been current in accordance with original terms was $648 thousand for the year ended September 30, 2004. The amount of interest income on such non-accrual loans included in net income for the year ended September 30, 2004, was $348 thousand.
(2)	All restructured loans were accruing.
(3)	BankUnited is not aware of any significant liability related to REO or loans that may be foreclosed.
(4)	Based on balances prior to deductions for allowance for loan losses.

The following table sets forth information regarding BankUnited’s allowance for loan losses for the years ended September 30, as indicated:

	2004	2003	2002	2001	2000
	(In thousands)
Allowance for loan losses (balance at beginning of period)	$22,295	$20,293	$15,940	$13,032	$12,107
Provision for loan losses	5,025	5,425	9,200	7,100	4,645
Loans charged off:
One-to-four family residential mortgages	(360)	(654)	(443)	(371)	(997)
Home equity loans and lines of credit	(11)	(80)	(89)	—	—
Commercial real estate	(298)	(469)	(886)	—	—
Commercial	(2,381)	(2,205)	(3,507)	(3,726)	(2,595)
Consumer	(60)	(145)	(219)	(160)	(267)

Total loans charged off	(3,110)	(3,553)	(5,144)	(4,257)	(3,859)

(Table continued on next page)

	2004	2003	2002	2001	2000
	(In thousands)
Recoveries:
One-to-four family residential	192	—	5	5	74
Home equity loans and line of credit	3	2	1	—	—
Commercial real estate	—	—	71	—	8
Commercial	227	107	205	46	53
Consumer	46	21	15	14	4

Total recoveries	468	130	297	65	139

Reclassification of letter of credit reserve to other liabilities	(599)	—	—	—	—

Allowance for loan losses (balance at end of period)	$24,079	$22,295	$20,293	$15,940	$13,032

The following table sets forth the allocation of the general allowance for loan losses by category of loans held in portfolio for the periods indicated.

	September 30,
	2004		2003		2002
	Amount	% of Loans in Each Category to Total Loans Before Net Items(1)	Amount	% of Loans in Each Category to Total Loans Before Net Items(1)	Amount	% of Loans in Each Category to Total Loans Before Net Items(1)
			(Dollars in thousands)
Balance at end of period applicable to:
One-to-four family residential	$4,889	83.5%	$3,807	83.2%	$4,096	83.6%
Home equity loans and lines of credit	2,608	2.6	1,845	2.5	1,823	2.1
Multi-family residential.	409	0.9	358	0.8	281	0.7
Commercial real estate	2,706	4.7	4,166	5.0	3,834	4.9
Construction	1,500	3.3	1,461	3.4	1,007	2.7
Land	752	1.7	303	0.7	746	0.7
Commercial	7,140	3.0	8,128	3.9	5,420	4.6
Consumer	331	0.3	570	0.5	271	0.7
Unallocated	3,745	N/A	1,657	N/A	2,815	N/A

Total allowance for loan losses	$24,079	100.0%	$22,295	100.0%	$20,293	100.0%

	September 30,
	2001		2000
	Amount	% of Loans in Each Category to Total Loans Before Net Items(1)	Amount	% of Loans in Each Category to Total Loans Before Net Items
	(Dollars in thousands)
Balance at end of period applicable to:
One-to-four family residential	$3,616	84.4%	$4,045	86.6%
Home equity loans and lines of credit	990	1.7	261	1.2
Multi-family residential	270	0.6	927	2.1
Commercial real estate	3,131	4.5	2,163	4.6
Construction	1,377	3.3	465	1.2
Land	867	1.0	1,166	1.0
Commercial	5,298	3.8	2,435	2.5
Consumer	361	0.7	945	0.8
Unallocated	30	N/A	625	N/A

Total allowance for loan losses	$15,940	100.0%	$13,032	100.0%

(1)  Excluding loans held for sale.

Management believes that the allowance for loan losses of $24 million as of September 30, 2004 is adequate given the strength of BankUnited’s collateral position and the attention given to loan review and classifications. There can be no assurance that additional provisions for loan losses will not be required in future periods.

For more information on BankUnited’s Allowance for Loan Losses, see note (1) Summary of Significant Accounting Policies (e) Allowance for Loan Losses and note (4) Loans Held in Portfolio to the Notes to Consolidated Financial Statements.

Comparison of Operating Results for the Fiscal Years Ended September 30, 2004 and 2003

General

Net income reached $50.7 million for the year ended September 30, 2004, an increase of $11.6 million, or 30% over 2003. Basic and diluted earnings per share were $1.69 and $1.58, respectively, up from $1.45 and $1.36 for fiscal 2003. Earnings per share for fiscal 2003 include the dilutive effect of 3,936,500 shares of Class A Common Stock issued in May 2003 in a secondary public offering. The net increase of $11.6 million for 2004 includes an increase in net interest income before provision for loan losses of $26 million, offset by a decrease in non-interest income of $6.4 million, and by increases in non-interest expenses, and provision for income taxes of $1.8 million and $6.5 million, respectively.

Net Interest Income

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

	For the Year Ended September 30,
	2004			2003			2002
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, net(1)	$4,793,189	$229,791	4.79%	$4,081,637	$231,110	5.66%	$3,867,704	$254,035	6.57%
Mortgage-backed securities	2,180,079	80,856	3.71%	1,713,530	67,934	3.96	1,056,680	61,685	5.84
Short-term investments(2)	16,783	428	2.55%	17,157	445	2.59	18,420	617	3.35
Investment securities and FHLB stock	456,994	19,293	4.22%	327,145	14,853	4.54	218,384	11,520	5.28

Total interest-earning assets	7,447,045	330,368	4.44%	6,139,469	314,342	5.12%	5,161,188	327,857	6.35%

Interest-bearing liabilities:
Transaction and money market	594,408	4,109	0.69%	560,102	5,391	0.96%	392,405	5,638	1.44%
Savings	969,819	16,475	1.70%	769,335	14,211	1.85	721,206	19,531	2.71
Certificates of deposit	1,789,997	51,344	2.87%	1,751,039	62,957	3.60	1,762,399	80,043	4.54
Trust preferred securities and subordinated debentures(3)	164,994	8,255	5.00%	245,505	17,406	7.09	221,813	19,384	8.74
Senior notes(4)	138,579	6,790	4.90%	200,000	11,204	5.60	200,000	11,332	5.67
FHLB advances and other borrowings(3)	3,469,613	101,930	2.94%	2,381,733	87,679	3.68	1,667,128	81,243	4.87

Total interest-bearing liabilities	$7,127,410	$188,903	2.65%	$5,907,714	$198,848	3.37%	$4,964,951	$217,171	4.37%

Excess of interest-earning assets over interest-bearing liabilities	$319,635			$231,755			$196,237

Net interest income		$141,465			115,494			$110,686

Interest rate spread			1.79%			1.75%			1.98%

Net interest margin			1.90%			1.88%			2.14%

Ratio of interest-earning assets to interest-bearing liabilities	104.48%			103.92%			103.95%

Note:	The yields and rates along with the corresponding interest rate spread and net interest margin represent the yields earned and rates paid on BankUnited’s interest-earning assets and interest-bearing liabilities, respectively, for the periods presented, and do not include any estimates of the effect accelerated amortization of purchased premiums would have on the yields earned. The yields are not calculated on a tax equivalent basis.

(1)	Includes average balances of loans held for sale. Also includes average balances of non-accruing loans of $22.2 million, $37.5 million and $27.3 million for the years ended September 30, 2004, 2003 and 2002, respectively.
(2)	Short-term investments include FHLB overnight deposits, federal funds sold, securities purchased under agreements to resell, and certificates of deposit.
(3)	Includes the effect of interest rate swaps and caps. For more information see note (9) Accounting for Derivatives and Hedging Activities to Notes to Consolidated Financial Statements.
(4)	Includes convertible senior notes issued in February and March of 2004, and senior notes outstanding up until February 2004, which matured at that time.

Net interest margin increased to 1.90% for the fiscal year ended September 30, 2004 compared to 1.88% for 2003. BankUnited benefited from an increase in the excess of interest earning assets over interest bearing liabilities during fiscal 2004 compared to 2003.

Net interest income before provision for loan losses was $141 million for the year ended September 30, 2004, a $26 million, or 23% increase over $115 million for the same period in 2003. The total net increase of $26 million is due to two overall factors: a net increase of $28 million due to changes in volume of average interest-earning assets and interest-bearing liabilities, and a net decrease of $2.4 million due to changes in yields earned on interest-earning assets and rates paid on interest-bearing liabilities (see the Rate/Volume Analysis table).

Rate/Volume Analysis    The following table presents, for the periods indicated, the changes in interest income and the changes in interest expense attributable to the changes in interest rates and the changes in the volume of interest-earning assets and interest-bearing liabilities. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) changes in volume (change in volume multiplied by prior year rate); (ii) changes in rate (change in rate multiplied by prior year volume); and (iii) changes in rate/volume (change in rate multiplied by change in volume, which are allocated to rate).

	Year Ended September 30, 2004 v 2003			Year Ended September 30, 2003 v 2002
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Changes in Volume	Changes in Rate	Total Increase (Decrease)	Changes in Volume	Changes in Rate	Total Increase (Decrease)
	(Dollars in thousands)
Interest income attributable to:
Loans receivable, net(1)	$40,289	$(41,608)	$(1,319)	$14,055	$(36,980)	$(22,925)
Mortgage-backed securities	18,497	(5,575)	12,922	38,360	(32,111)	6,249
Short-term investments(2)	(10)	(7)	(17)	(42)	(130)	(172)
Investment securities and FHLB stock	5,895	(1,455)	4,440	5,743	(2,410)	3,333

Total interest-earning assets	64,671	(48,645)	16,026	58,116	(71,631)	(13,515)

Interest expense attributable to:
Transaction and money market	$330	$(1,612)	$(1,282)	2,415	(2,662)	(247)
Savings	3,703	(1,439)	2,264	1,304	(6,624)	(5,320)
Certificates of deposit	1,401	(13,014)	(11,613)	(516)	(16,570)	(17,086)
Trust preferred securities and subordinated debentures(3)	(5,708)	(3,443)	(9,151)	2,071	(4,049)	(1,978)
Senior notes(4)	(3,441)	(973)	(4,414)	—	(128)	(128)
FHLB advances and other borrowings(3)	40,048	(25,797)	14,251	34,801	(28,365)	6,436

Total interest-bearing liabilities	36,333	(46,278)	(9,945)	40,075	(58,398)	(18,323)

Increase (decrease) in net interest income	$28,338	$(2,367)	$25,971	$18,041	$(13,233)	$4,808

(1)	Includes interest earned on loans held for sale.
(2)	Short term investments include FHLB overnight deposits, federal funds sold, securities purchased under agreements to resell, and certificates of deposit.
(3)	Includes the effect of interest rate swaps and caps. See Note (9) Accounting for Derivatives and Hedging Activities to Notes to Consolidated Financial Statements.
(4)	Includes interest expense on convertible senior notes issued in February and March 2004, and interest expense on senior notes outstanding up until February 2004, which matured at that time.

Interest Income.    Interest income increased by $16 million for the year ended September 30, 2004, compared to the same period in 2003. This net increase is the result of increases of $65 million due to changes in volume of interest earning assets, offset by decreases of $49 million due to changes in yield on those assets.

The volume related changes in interest income stem primarily from the increase in average loans, mortgage-backed securities, and investment securities and FHLB stock, which increased interest income by $40 million, $18 million, and $5.9 million, respectively, for the year ended September 30, 2004 compared to 2003.

The yield related changes in interest income stem mostly from the decrease in yield on loans of 87 basis points from 5.66% for the year ended September 30, 2003 to 4.79% for the same period in 2004. This drop in yield on loans reduced interest income by $42 million for the year ended September 30, 2004 compared to the prior year. Although BankUnited benefited from a decrease in prepayments during fiscal 2004 compared to 2003, these benefits were offset by higher amounts of unamortized premiums and deferred fees associated with these prepayments. Yields also dropped on mortgage-backed securities, and FHLB stock reducing interest income by $5.6 million and $1.5 million, respectively, for the year ended September 30, 2004 compared to the prior year.

Interest Expense.    Interest expense decreased by $9.9 million for the year ended September 30, 2004, compared to the prior year. This net decrease is the result of increases of $36 million due to changes in volume, offset by decreases of $46 million due to an overall reduction in rates.

The majority of the volume related changes stem from the increase in average FHLB advances and repurchase agreements, which increased interest expense by $40 million. Interest expense was increased to lesser extent by $3.7 million, and $1.4 million respectively, from increases in volume of savings accounts, and certificates of deposit during fiscal 2004. Interest income was reduced during fiscal 2004 by $5.7 million and $3.4 million, respectively, from lower volumes of trust preferred securities and subordinated debentures, and medium term notes.

The rate related changes stem from the decrease in rates paid in the aggregate on all liabilities, from 3.37% for the year ended September 30, 2003 to 2.65% for 2004. The most significant improvement came from a drop in rates paid on FHLB advances and other borrowings, which changed from 3.68% for the year ended September 30, 2003 to 2.94% for 2004 despite the higher rate convertible advances of $675 million, with a weighted average coupon rate approaching 6.00%, which, due to their structure are expected to remain outstanding for another four to five years. This improvement of 74 basis points reduced the cost of funds by $26 million. The drop in rates paid on certificates of deposits of 73 basis points from 3.60% for the year ended September 30, 2003 to 2.87% for 2004 reduced the cost of funds by $13 million. Additional reductions in the cost of funds came from the drop in rates paid on savings accounts, trust preferred securities, and transaction and money market accounts, of 15 basis points, 209 basis points, and 27 basis points, respectively during year ended September 30, 2004 compared to 2003. The drop in rates paid on these interest-bearing liabilities reduced the cost of funds by $6.5 million in the aggregate for the year ended September 30, 2004 compared to 2003.

Provision for Loan Losses

BankUnited records provisions for loan losses as a charge to income in amounts necessary to adjust the allowance for loan losses as determined by management through its review of asset quality. The provision for loan losses of $5.0 million for fiscal 2004 represents a decrease compared to $5.4 million for 2003. Net charge-offs for fiscal 2004 were $2.6 million compared to $3.4 million for 2003. See Asset Quality for information on BankUnited’s allowance for loan losses.

Non-interest Income

BankUnited generates the majority of non-interest income from servicing loans, fees charged on deposits and other products, sales of loans and other assets, insurance and investment services, and increases in the cash surrender value of bank-owned life insurance.

The following table provides a comparison for each of the categories of non-interest income for the years ended September 30, 2004 and 2003:

	For the Year Ended September 30,
	2004	2003	Change
	(Dollars in thousands)
Non-interest income:
Loan servicing fees	$3,110	$2,208	$902	40.9%
Amortization of mortgage servicing rights	(4,322)	(6,800)	2,478	36.4%
Impairment of mortgage servicing rights	(1,200)	—	(1,200)	(100.0)%
Loan fees	4,273	4,825	(552)	(11.4)%
Deposit fees	4,278	4,059	219	5.4%
Other fees	1,920	1,424	496	34.8%
Net (loss) gain on sale of investments and mortgage-backed securities	(1,902)	4,604	(6,506)	(141.3)%
Net gain on sale of loans and other assets	6,859	9,968	(3,109)	(31.2)%
Insurance and investment services income	4,295	2,695	1,600	59.4%
Other	4,785	5,486	(701)	(12.8)%

Total non-interest income	$22,096	$28,469	$(6,373)	(22.4)%

BankUnited may adjust the rate of amortization of its mortgage servicing rights as the level of mortgage repayments change. In addition, BankUnited may make additional adjustments to the carrying value of its mortgage servicing rights, impairment charges, based upon periodic valuations received from independent third parties. The increase in the amount of loans serviced for others from $1.0 billion as of September 30, 2003 to $1.3 billion at September 30, 2004, caused the increase in servicing fees earned on these loans of $0.9 million for fiscal the year ended September 30, 2004 compared to the same period in fiscal 2003. During the year ended September 30, 2004, BankUnited provided for the amortization of $4.3 million of servicing rights compared to $6.8 million during fiscal 2003. The rate of amortization decreased in the second half of fiscal 2004 as prepayments on loans serviced for others also decreased. In addition, BankUnited recorded a $1.2 million impairment charge during the second quarter of fiscal 2004.

BankUnited realized a net loss of $1.9 million on the sale of investments and mortgage-backed securities during fiscal 2004. This included a gain of $660 thousand from the sale of mortgage-backed securities purchased in the open market and a gain of $866 thousand from the sale of other investment securities. Also included in this figure is a loss of $3.4 million from the sale of mortgage-backed securities generated from BankUnited’s loan securitization activities.

Associated with this loan securitization activity is a gain resulting from the recognition of mortgage servicing rights in the amount of $6.6 million. These amounts are reflected in the net gain on sale of loans and represent most of the $6.9 million net gain on the sale of loans and other assets.

During fiscal 2004, BankUnited expanded the insurance investment product offerings and the sales force available to its customers. This expansion resulted in an increase in income generated from insurance and investment services of $1.6 million for fiscal 2004 compared to 2003.

Non-interest Expense

The following table provides a comparison for each of the categories of non-interest expense for the years ended September 30, 2004 and 2003:

	For the Year Ended September 30,
	2004	2003	Change
	(Dollars in thousands)
Non-interest expenses:
Employee compensation and benefits	$43,773	$40,390	$3,383	8.4%
Occupancy and equipment	17,399	12,606	4,793	38.0%
Telecommunications and data processing	5,726	5,206	520	10.0%
Advertising and promotion expense	5,288	4,290	998	23.3%
Professional fees-legal and accounting	3,892	4,610	(718)	(15.6)%
Loan servicing expense	505	1,327	(822)	(61.9)%
Insurance	1,601	1,166	435	37.3%
Other	6,489	13,272	(6,783)	(51.1)%

Total non-interest expenses	$84,673	$82,867	$1,806	2.2%

Total non-interest expense increased by $1.8 million for year ended September 30, 2004, compared to 2003. Employee compensation and benefits increased by 8.4% during fiscal 2004 over 2003 reflecting BankUnited’s growth. Occupancy and equipment also increased by 38% during the same period as a result of growth in branches and support facilities. Also included in other operating expenses for 2003, was a $5.5 million charge related to the redemption of trust-preferred securities, no comparable activity occurred in 2004. Included in other operating expenses for 2004, is a gain of $0.9 million from fair value adjustments to derivatives compared to a loss of $0.5 million for 2003. See note (9) Accounting for Derivatives and Hedging Activities to the Notes to Consolidated Financial Statements.

Provision for Income Taxes

BankUnited’s overall effective tax rate for each period is below the federal tax rate of 35% as a result of tax savings strategies. The effective income tax rate was 31.3% for fiscal 2004 compared to 29.7% for 2003 as a result of an increase in the proportion of taxable income during fiscal 2004 relative to reductions from tax savings strategies. See Item 1. Business—Income Taxes, and notes (1) Summary of Significant Accounting Policies—(n) Income Taxes, and (13) Income Taxes to the Notes to Consolidated Financial Statements.

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

Net Interest Income (Refer to Yields Earned and Rates Paid and Rate/Volume Analysis tables in Comparison of Operating Results for the Fiscal Years Ended September 30, 2004 and 2003)

Net interest income before provision for loan losses was $115 million for the year ended September 30, 2003, a $4.8 million, or 4.3%, increase over $111 million for the same period in 2002. The total increase of $4.8 million is due to three factors: an increase of $18 million due to increases in volume of average interest-earning assets and interest-bearing liabilities, a decrease of $8.5 million due to changes in yields earned on interest-earning assets and rates paid on interest-bearing liabilities, and a decrease of $4.7 million related the changes in Rate/Volume (see the definition of changes in Rate/Volume provided in the Rate/Volume Analysis table).

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

The majority of the volume related changes stem from the increase in average FHLB advances and other borrowings, trust preferred securities, and transaction and money market accounts, which increased interest expense by $35 million, $2.1 million, $2.4 million, respectively for the year ended September 30, 2003, compared to the prior year.

The rate related changes stem from the decrease in rates paid on all liabilities, from 4.37% for the year ended September 30, 2002 to 3.37% for 2003. The most significant improvement came from a drop in rates paid on FHLB advances and other borrowings, which changed from 4.87% for the year ended September 30, 2002 to 3.68% for 2003. This improvement of 119 basis points reduced the cost of funds by $20 million. The drop in rates paid on certificates of deposits of 94 basis points from 4.54% for the year ended September 30, 2002 to 3.60% for 2003 reduced the cost of funds by $17 million. Additional reductions in the cost of funds came from the drop in rates paid on savings accounts, trust preferred securities, and transaction and money market accounts, of 165 basis points, 48 basis points, respectively during year ended September 30, 2003 compared to 2002. The reduction in rates paid on trust preferred securities is the result of retiring $162 million of high interests trust preferred securities and replacing it with trust preferred securities at lower rates. The drop in rates paid on these interest-bearing liabilities reduced the cost of funds by $11.7 million in the aggregate for the year ended September 30, 2003 compared to 2002.

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

Non-interest Income

The following table provides a comparison for each of the categories of non-interest income for the years September 30, 2003 and 2002.

	For the Years Ended September 30,
	2003	2002	Change
	(Dollars in thousands)
Non-interest income:
Loan servicing fees	$2,208	$1,412	$796	56.4%
Amortization and impairment of mortgage servicing rights	(6,800)	(4,130)	(2,670)	(64.6)%
Loan fees	4,825	3,752	1,073	28.6%
Deposit fees	4,059	3,348	711	21.2%
Other fees	1,424	1,003	421	42.0%
Net gain on sale of investments and mortgage-backed securities	4,604	1,557	3,047	195.7%
Net gain on sale of loans and other assets	9,968	3,850	6,118	158.9%
Insurance and investment services income	2,695	3,929	(1,234)	(31.4)%
Other	5,486	2,763	2,723	98.6%

Total non-interest income	$28,469	$17,484	$10,985	62.8%

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

Non-Interest Expense

The following table provides a comparison for each of the categories of non-interest expense for the years ended September 30, 2003 and 2002.

	For the Years Ended September 30,
	2003	2002	Change
	(Dollars in thousands)
Non-interest expenses:
Employee compensation and benefits	$40,390	$33,180	$7,210	21.7%
Occupancy and equipment	12,606	11,166	1,440	12.9%
Telecommunications and data processing	5,206	4,427	779	17.6%
Professional fees-legal and accounting	4,610	5,342	(732)	(13.7)%
Advertising and promotion expense	4,290	5,767	(1,477)	(25.6)%
Loan servicing expense	1,327	2,963	(1,636)	(55.2)%
Insurance	1,166	1,089	77	7.1%
Other operating expenses	13,272	7,629	5,643	74.0%

Total non-interest expenses	$82,867	$71,563	$11,304	15.8%

The increases in the majority of categories included in non-interest expenses, including employee compensation, occupancy and equipment, insurance, and telecommunications and data processing, reflect the continuing investment in infrastructure to enhance our distribution network and improve service capacity. The decrease in advertising and promotion expense reflects cost control measures and changes in strategies designed to increase return on those expenditures. Loan servicing expenses continue to decrease as BankUnited’s portfolio of loans serviced by others runs off. Other operating expenses for the fiscal year ended 2003 include a $5.5 million charge related to the elimination of long-term debt, compared to $299 thousand in 2002.

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

Related Party Transactions

See note (15) Related Party Transactions to the Notes to Consolidated Financial Statements.

Selected Quarterly Financial Data

Set forth below is selected quarterly data for the fiscal years ended September 30, 2004 and 2003.

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except for per share data)
Net interest income	$32,079	$34,964	$35,816	$38,606
Provision for loan losses	975	1,200	1,200	1,650
Non-interest income	5,062	5,109	6,482	5,443
Non-interest expense	19,113	21,202	22,561	21,797

Income before taxes and preferred stock dividends	17,053	17,671	18,537	20,602
Income taxes	5,503	5,633	5,497	6,508

Net income before preferred stock dividends	11,550	12,038	13,040	14,094
Preferred stock dividends	81	99	98	101

Net income applicable to common stock	$11,469	$11,939	$12,942	$13,993

Basic	$0.39	$0.40	$0.43	$0.47
Diluted	$0.36	$0.37	$0.41	$0.44

High bid quoted on Nasdaq	$26.53	$29.70	$29.42	$29.77
Low bid quoted on Nasdaq	$21.02	$24.82	$24.44	$25.15

	2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except for per share data)
Net interest income	$27,608	$30,165	$28,358	$29,363
Provision for loan losses	1,300	1,250	1,375	1,500
Non-interest income	5,740	6,057	10,022	6,650
Non-interest expense	18,235	21,311	22,678	20,643

Income before taxes, extraordinary item and
Preferred stock dividends	13,813	13,661	14,327	13,870
Income taxes	5,027	4,055	4,700	2,769

Net income before preferred stock dividends	8,786	9,606	9,627	11,101
Preferred stock dividends	79	79	79	79

Net income applicable to common stock	$8,707	$9,527	$9,548	$11,022

Basic	$0.34	$0.37	$0.35	$0.37
Diluted	$0.32	$0.35	$0.33	$0.35

High bid quoted on Nasdaq	$17.46	$18.05	$20.35	$23.09
Low bid quoted on Nasdaq	$13.70	$14.75	$17.60	$19.20

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk.

Interest Rate Sensitivity

As a financial intermediary BankUnited invests in various types of interest-earning assets (primarily loans, mortgage-backed securities, and investment securities) which are funded largely by interest-bearing liabilities (primarily deposits, FHLB advances, repurchase agreements, senior notes, and trust preferred securities and subordinated debentures). None of these financial instruments are entered into for trading purposes. Such financial instruments have varying levels of sensitivity to changes in market interest rates that creates interest rate risk for the Bank. Accordingly, BankUnited’s net interest income, the most significant component of its net income, is impacted by changes in market interest rates and yield curves, particularly if there are differences, or gaps, in the repricing frequencies of its interest-earning assets and the interest-bearing liabilities which fund them. BankUnited monitors such interest rate gaps and seeks to manage its interest rate risk by adjusting the repricing frequencies of its interest-earning assets and interest-bearing liabilities. In addition to reviewing reports which summarize BankUnited’s various interest sensitivity gaps, management utilizes a simulation model which measures the financial impact certain interest rate scenarios are likely to have on the Bank. As discussed more fully below, a variety of factors influence the repricing characteristics and the market values of BankUnited’s interest-earning assets and interest-bearing liabilities, but many of these factors are difficult to quantify. Additionally, BankUnited utilizes derivative financial instruments designed to reduce the interest rate risk associated with its interest-earning assets and interest-bearing liabilities.

The matching of the repricing characteristics of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring an institution’s interest rate sensitivity gap. An asset or liability is said to be interest rate sensitive within a specific time period if it will contractually mature or reprice, or if by management assumption, it is likely to be impacted by prepayments, run-off, early withdrawal, or other such forces which can impact the timing and amount of a given financial instrument’s cash flows. An interest rate sensitivity gap is the difference between the amount of interest-earning assets anticipated to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated to mature or reprice within that same period. A gap is considered to be positive when the amount of interest rate sensitive assets maturing or repricing within a specific time frame exceeds the amount of interest rate sensitive liabilities maturing or repricing within that same time frame. Conversely, a gap is considered to be negative when, within a given period of time, the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period where the general level of interest rates is rising, a bank with a negative gap over that period is likely to experience a decline in net interest income; while a bank with a positive gap will typically experience an increase in net interest income. During 2004, BankUnited has shifted its lending activities towards adjustable rate mortgages, which primarily reprice monthly. BankUnited has funded this growth with liabilities that primarily reprice within six months or less.

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

Embedded Options.    As of September 30, 2004, a substantial portion of BankUnited’s loans and mortgage-backed securities consist of mortgage loans that contain an embedded option allowing borrowers to repay all, or a portion of, their loan prior to maturity, frequently without penalty. The existence of this embedded prepayment option can adversely impact BankUnited’s financial performance. In general, fixed rate securities tend to exhibit an increase in market value when the level of interest rates falls, and they tend to exhibit a decrease in market value when the level of interest rates rises. Mortgage loans having embedded prepayment options, and the securities which contain them, tend to decrease in market value as interest rates rise. However increases in market value due to a decrease in interest rates are typically suppressed since in a lower rate environment borrowers are more likely to prepay, or refinance, their mortgage loans. Consequently, the adverse impact an investment in mortgage loans or mortgage securities may have on BankUnited’s market value of equity, should interest rates rise, may exceed the beneficial impact should interest rates fall by a like amount.

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

BankUnited borrows from the FHLB in the form of advances to fund operations. These advances have a variety of terms, rates and repayment provisions. A significant portion of the Bank’s advances have been obtained through a convertible advances program that permits the FHLB to call an advance at its discretion on a specified “call” date which generally occurs every three months following an initial period ranging from three months to four years. Should the FHLB elect to exercise this option, the Bank can either convert the advance from a fixed rate basis to a floating rate basis or repay it in full. Should the FHLB elect to exercise this option, BankUnited’s cost of funds may be affected adversely. Approximately $675 million of the advances outstanding as of September 30, 2004 were convertible with a weighted average coupon rate approaching 6.00% which, due to their structure, are expected to remain outstanding for another four to five years.

The Bank also has advances under the FHLB “knockout” advance program. In general, a knockout advance is structured as a fixed-rate advance that the FHLB may call at the end of any given three-month period after the non-conversion period which expires, if the 3-month LIBOR rate equals or exceeds an agreed upon threshold rate. Should a particular advance be called by the FHLB, the Bank can either convert the advance from a fixed-rate basis to a floating rate basis or pay it in full.

Included in the $675 million of convertible advances above, are a total of $250 million in knockout advances borrowed during fiscal 2000, each with a 10-year term and a one year non-callable period. The initial rates on these advances range from 5.92% to 6.94% while the threshold rates range from 8.50% to 9.75%. BankUnited chose to borrow under the knockout advance program during fiscal 2000 because, as long as these advances remain unconverted by the FHLB, the stability of BankUnited’s net interest margin would be enhanced. However, if the 3-month LIBOR rate were to rise to these threshold rates so as to allow the FHLB to call one or more of BankUnited’s knockout advances, the funding cost associated with the advance would become higher and more volatile, negatively impacting BankUnited’s net interest margin. These same knockout advances were outstanding at September 30, 2004. As a result of the overall declining interest rate environment since 2000, the fixed rate cost of those knockout advances has negatively affected the cost of our borrowings and the resulting net interest margin.

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

As an illustration we have loans indexed to the MTA. The MTA Index is the twelve-month average of the monthly Treasury constant maturity rates as published in the Federal Reserve Statistical Release. In periods of rapidly moving interest rates loans tied to this index will not reprice to the current level of rates for 12 months while liabilities generally reprice to current market interest rates immediately.

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

BankUnited has mitigated its cap risk by originating loans that do not have periodic caps and certain hybrid ARM loans that will adjust from 200 up to 500 basis points at the first adjustment period. This first adjustment period can range from 3 years to 7 years. BankUnited anticipates the majority of these hybrid ARM loans will prepay prior to the first adjustment.

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

The following table sets forth the re-pricing gap between interest-sensitive assets and interest-sensitive liabilities expected to mature or re-price within the same period of time. This gap analysis is a static view as of September 30, 2004. The analysis reflects assumptions made as to the prepayment of residential mortgage loans and mortgage-backed securities. Assumptions are also made as to the re-pricing period of deposits that have no stated maturity and are not contractually subject to re-pricing except as determined by BankUnited. Other interest-bearing assets and liabilities have been scheduled to re-price based on the earlier contractual re-pricing or final maturity date of the contract.

Assumptions as to the prepayment of mortgage-backed securities and residential mortgage loans are based upon expected prepayment speeds and an analysis of current market conditions. Money market, savings and transaction accounts are assumed to re-price based upon deposit decay estimates determined by BankUnited. Pricing of these deposits is determined by BankUnited based upon market conditions and other factors. The conditions and assumptions utilized in this analysis may not be appropriate at another point in time. Consequently, the interpretation of this information is highly subjective.

Gap Table.    The following table sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2004, expected to reprice or mature in each of the future time periods shown. This table does not take into consideration the re-pricing effect of certain variable interest rate loans tied to lagging indices.

	At September 30, 2004 Interest Sensitivity Period
	6 Months or Less	6 Months- 1 Year	13 Months- 24 Months	25 Months- 36 Months	37 Months- 60 Months	Over 60 Months	Total
	(Dollars in thousands)
Interest-earning assets:
FHLB overnight deposits, federal funds sold and securities purchased under agreements to resell, investments securities, and FHLB stock	$368,810	$4,135	$5,335	$93,003	$4,195	$163,308	$638,786
Mortgage-backed securities	365,175	285,230	428,093	247,896	534,146	192,598	2,053,138
Loans:
Adjustable-rate mortgages	2,847,328	312,674	380,652	310,930	333,402	21,434	4,206,420
Fixed-rate mortgages	208,561	150,181	225,213	145,709	162,710	266,466	1,158,840
Commercial and consumer loans:
Adjustable-rate loans	302,266	25	47	42	544	—	302,924
Fixed-rate loans	6,420	4,332	5,388	3,382	3,547	6,462	29,531

Total loans	3,364,575	467,212	611,300	460,063	500,203	294,362	5,697,715

Total interest-earning assets	$4,098,560	$756,577	$1,044,728	$800,962	$1,038,544	$650,268	$8,389,639

Interest-bearing liabilities:
Customer deposits:
Transaction and money market accounts(1)	$115,383	$36,710	$73,419	$73,419	$71,857	$27,492	$398,280
Savings accounts(1)	690,335	24,301	48,603	48,603	97,206	104,150	1,013,198
Certificates of deposit	685,348	571,387	276,404	189,450	146,951	90	1,869,630

Total customer deposits	1,491,066	632,398	398,426	311,472	316,014	131,732	3,281,108

Borrowings:
FHLB advances:
Adjustable rate advances	350,000	—	—	—	—	—	350,000
Fixed-rate advances	670,110	100,000	726,319	575,000	150,000	544,000	2,765,429
Trust preferred securities and subordinated debentures:
Adjustable rate Trust preferred securities	138,000	—	—	—	—	—	138,000
Fixed-rate Trust preferred securities	—	—	—	—	—	26,979	26,979
Other borrowings:
Adjustable rate other borrowings	1,132,237	—	—	—	—	50,000	1,182,237
Fixed-rate Trust other borrowings	—	—	—	—	—	120,000	120,000

Total borrowings	2,290,347	100,000	726,319	575,000	150,000	740,979	4,582,645

Total interest-bearing liabilities	$3,781,413	$732,398	$1,124,745	$886,472	$466,014	$872,711	$7,863,753

Derivative instruments affecting interest rate sensitivity	$(138,000)	$100,000	$—	$(45,000)	$—	$123,000	$40,000

Total interest-earning assets less interest-bearing liabilities (“GAP”)	$179,147	$124,179	$(80,017)	$(130,510)	$572,530	$(99,443)	$565,886

Ratio of GAP to total assets	2.1%	1.4%	(0.9)%	(1.5)%	6.6%	(1.1)%	6.5%

Cumulative excess (deficiency) of interest-earning assets over interest-bearing liabilities	$179,147	$303,326	$223,309	$92,799	$665,329	$565,883

Cumulative excess (deficiency) of interest-earning assets over interest-bearing liabilities, as a percentage of total assets	2.1%	3.5%	2.6%	1.1%	7.6%	6.5%

(1)	Based on projected decay rates and/or repricing periods.

In addition to preparing and reviewing periodic gap reports which help identify repricing mismatches, BankUnited uses simulation models which estimate the impact on net interest income of various interest rate scenarios, balance sheet trends and strategies. These simulations incorporate assumptions about balance sheet dynamics, such as loan and deposit growth and pricing, changes in funding mix and asset and liability repricing and maturity characteristics based on BankUnited’s expectations for the next 12 months. Simulations are run under various interest rate scenarios to determine the impact on net income and capital. From these scenarios, interest rate risk is quantified and appropriate strategies are developed and implemented. The overall interest rate risk position and strategies are reviewed on an ongoing basis by senior management. Based on the information and assumptions in effect on September 30, 2004, management estimates the impact, on net interest income, of a gradual and parallel 100 basis-point rise or fall in interest rates over the next 12 months to be an increase of 0.72% or a decrease of 1.32%, respectively.

BankUnited recognizes that there are numerous assumptions and estimates associated with the simulations described above which may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the simulation model assumes that the composition of BankUnited’s interest sensitive assets and liabilities existing at the beginning of a period remains relatively constant over the period being measured and also assumes that the change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. In addition, prepayment estimates and other assumptions within the model are highly subjective in nature, involve uncertainties and, therefore, cannot be determined with precision.

Accordingly, although the simulation model may provide an indication of BankUnited’s interest rate risk exposure at a particular point in time, such measurements are not intended to provide for a precise forecast of the effect of changes in market interest rates on BankUnited’s net interest income and may often differ from actual results.

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

Derivative and Hedging Activities.    BankUnited uses derivative instruments as part of its interest rate risk management activities to reduce risks associated with its borrowing activities. Derivatives used for interest rate risk management include various interest rate swaps and caps that relate to the pricing of specific on-balance sheet instruments and forecasted transactions. In connection with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), we recognize all derivatives as either assets or liabilities on the consolidated statement of financial condition and report them at fair value with realized and unrealized gains and losses included in either earnings or in other comprehensive income, depending on the purpose for which the derivative is held and whether the derivative qualifies for hedge accounting.

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

See note (17) Estimated Fair Value of Financial Instruments for the fair value of derivatives as of September 30, 2004.

Item 8.     Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

BankUnited Financial Corporation

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of BankUnited Financial Corporation and its subsidiaries at September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Miami, Florida

December 9, 2004

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,
	2004	2003
	(Dollars in thousands, except per share amounts)
ASSETS
Cash	$31,062	$28,810
Federal Home Loan Bank overnight deposits	148,647	195,365
Federal funds sold	2,185	2,723
Investment securities available for sale, at fair value	333,939	296,677
Mortgage-backed securities available for sale, at fair value (including assets pledged of $1,271,100 and $590,194 at September 30, 2004 and 2003, respectively)	2,068,180	2,064,981
Mortgage loans held for sale (fair value of approximately $28,786 and $288,841 at September 30, 2004 and 2003, respectively)	28,786	286,796
Loans held in portfolio	5,684,887	3,925,077
Add: Unearned discounts, premiums and deferred fees, net	65,992	36,806
Less: Allowance for loan losses	(24,079)	(22,295)

Loans held in portfolio, net	5,726,800	3,939,588

FHLB stock and other earning assets	156,166	123,431
Office properties and equipment, net	26,417	20,278
Real estate owned	1,611	4,290
Accrued interest receivable	32,195	28,452
Mortgage servicing rights	15,414	12,930
Goodwill	28,353	28,353
Bank owned life insurance	88,210	84,155
Prepaid expenses and other assets	22,480	28,314

Total assets	$8,710,445	$7,145,143

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Interest bearing deposits	$3,281,108	$3,038,594
Non-interest bearing deposits	247,154	197,512

Total deposits	3,528,262	3,236,106

Securities sold under agreements to repurchase	1,182,237	517,297
Advances from Federal Home Loan Bank	3,115,428	2,460,291
Senior notes	—	200,000
Convertible senior notes	120,000	—
Trust preferred securities and subordinated debentures	164,979	162,219
Interest payable	14,051	14,331
Advance payments by borrowers for taxes and insurance	59,971	47,081
Accrued expenses and other liabilities	32,860	60,445

Total liabilities	8,217,788	6,697,770

Commitments and Contingencies (See notes (6), (8), (9) and (14))

Stockholders’ Equity:
Preferred stock, $0.01 par value	8	7
Authorized shares—10,000,000, Issued shares—803,405 and 739,007 Outstanding shares—776,685 and 712,287 Treasury shares—26,720	(528)	(528)
Class A common stock, $0.01 par value	299	295
Authorized shares—60,000,000 Issued shares—29,866,275 and 29,476,616 Outstanding shares—29,522,546 and 29,139,124 Treasury shares—343,729 and 337,492	(3,008)	(2,891)
Class B common stock, $0.01 par value	6	6
Authorized shares—3,000,000 Issued shares—622,762 and 580,262 Outstanding shares—536,562 Treasury shares—86,200 and 43,700	(1,011)	(485)
Additional paid-in capital	336,258	328,017
Retained earnings	166,713	116,370
Deferred compensation	1,216	794
Accumulated other comprehensive (loss) income	(7,296)	5,788

Total stockholders’ equity	492,657	447,373

Total liabilities and stockholders’ equity	$8,710,445	$7,145,143

See accompanying notes to consolidated financial statements

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended September 30,
	2004	2003	2002
	(Dollars and shares in thousands, except earnings per share)
Interest income:
Interest and fees on loans	$229,791	$231,110	$254,035
Interest on mortgage-backed securities	80,856	67,934	61,685
Interest and dividends on investments and other earning assets	19,721	15,298	12,137

Total interest income	330,368	314,342	327,857

Interest expense:
Interest on deposits	71,928	82,559	105,212
Interest on borrowings	108,720	98,883	92,575
Preferred dividends of trust preferred securities and subordinated debentures	8,255	17,406	19,384

Total interest expense	188,903	198,848	217,171

Net interest income before provision for loan losses	141,465	115,494	110,686
Provision for loan losses	5,025	5,425	9,200

Net interest income after provision for loan losses	136,440	110,069	101,486

Non-interest income:
Loan servicing fees, net of amortization	(1,212)	(4,592)	(1,918)
Impairment of mortgage servicing rights	(1,200)	—	(800)
Loan fees	4,273	4,825	3,752
Deposit fees	4,278	4,059	3,348
Other fees	1,920	1,424	1,003
Net (loss) gain on sale of investments and mortgage-backed securities	(1,902)	4,604	1,557
Net gain on sale of loans and other assets	6,859	9,968	3,850
Insurance and investment services income	4,295	2,695	3,929
Other	4,785	5,486	2,763

Total non-interest income	22,096	28,469	17,484

Non-interest expenses:
Employee compensation and benefits	43,773	40,390	33,180
Occupancy and equipment	17,399	12,606	11,166
Telecommunications and data processing	5,726	5,206	4,427
Advertising and promotion expense	5,288	4,290	5,767
Professional fees-legal and accounting	3,892	4,610	5,342
Loan servicing expense	505	1,327	2,963
Insurance	1,601	1,166	1,089
Other	6,489	13,272	7,629

Total non-interest expenses	84,673	82,867	71,563

Income before income taxes	73,863	55,671	47,407
Provision for income taxes	23,141	16,551	17,086

Net income	$50,722	$39,120	$30,321

Earnings Per Share:
Basic	$1.69	$1.45	$1.20
Diluted	$1.58	$1.36	$1.12
Weighted average number of common shares outstanding:
Basic	29,843	26,803	25,142
Diluted	32,153	28,865	27,073

See accompanying notes to consolidated financial statements

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended September 30, 2004, 2003 and 2002

	Preferred Stock Outstanding		Class A Common Stock Outstanding		Class B Common Stock Outstanding		Paid-in Capital	Retained Earnings	Common Treasury Stock	Preferred Treasury Stock	Deferred Compensation	Accumulated Other Comprehensive Income (Loss) Net of Tax	Total Stockholders Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars in thousands)
Balance at September 30, 2001	355,821	$4	24,538,219	$249	505,669	$5	$249,788	$47,502	$(2,794)	$—	$—	$5,692	$300,446
Comprehensive income:
Net income for the year ended September 30, 2002	—	—	—	—	—	—	—	30,321	—	—	—	—	30,321
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	—	—	—	10,913	10,913

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—		41,234
Payment of preferred stock dividends	—	—	—	—	—	—	—	(257)	—	—	—	—	(257)
Shares acquired through deferred compensation arrangements	(26,720)	—	—	—	—	—	—	—	—	(528)	—	—	(528)
Deferral of compensation	—	—	—	—	—	—	—	—	—	—	528	—	528
Stock options and restricted stock.	218,186	2	137,296	1	30,893	—	3,723	—	—	—	—	—	3,726

Balance at September 30, 2002	547,287	6	24,675,515	250	536,562	5	253,511	77,566	(2,794)	(528)	528	16,605	345,149

Comprehensive income:
Net income for the year ended September 30, 2003	—	—	—	—	—	—	—	39,120	—	—	—	—	39,120
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	—	—	(10,817)	(10,817)

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	28,303
Payment of preferred stock dividends	—	—	—	—	—	—	—	(316)	—	—	—	—	(316)
Stock offering	—	—	3,936,500	39	—	—	67,728	—	—	—	—	—	67,767
Shares acquired through deferred compensation arrangements	—	—	(4,492)	—	(43,700)	—	—	—	(582)	—	—	—	(582)
Deferral of compensation	—	—	—	—	—	—	—	—	—	—	266	—	266
Stock options and restricted stock.	165,000	1	531,601	6	43,700	1	6,778	—	—	—	—	—	6,786

Balance at September 30, 2003	712,287	7	29,139,124	295	536,562	6	328,017	116,370	(3,376)	(528)	794	5,788	447,373

Comprehensive income:
Net income for the year ended September 30, 2004	—	—	—	—	—	—	—	50,722	—	—	—	—	50,722
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	—	—	(13,084)	(13,084)

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	37,638
Payment of preferred stock dividends	—	—	—	—	—	—	—	(379)	—	—	—	—	(379)
Shares acquired through deferred compensation arrangements	—	—	(6,237)	—	(42,500)	—	—	—	(643)	—	—	—	(643)
Deferral of compensation	—	—	—	—	—	—	—	—	—	—	422	—	422
Stock options and restricted stock.	64,398	1	389,659	4	42,500	—	8,241	—	—	—	—	—	8,246

Balance at September 30, 2004	776,685	$8	29,522,546	$299	536,562	$6	$336,258	$166,713	$(4,019)	$(528)	$1,216	$(7,296)	$492,657

See accompanying notes to consolidated financial statements

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

For the Years Ended September 30, 2004, 2003 and 2002

The following table presents additional information concerning BankUnited’s other comprehensive income (loss):

	For the Years Ended September 30,
	2004	2003	2002
	(Dollars in thousands)
Net income	$50,722	$39,120	$30,321
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains arising during the period, on securities net of tax (benefit) expense of $(6,908), $(3,312), and $5,443 for 2004, 2003 and 2002, respectively	(12,830)	(6,150)	9,354
Unrealized gains on securities transferred from held to maturity to available for sale, net of tax expense of $1,355 for 2002	—	—	2,165
Unrealized losses on cash flow hedges, net of tax benefit of $183, $534 and $285 for 2004, 2003 and 2002, respectively.	(340)	(966)	(458)
Less reclassification adjustment for:
Amortization of unrealized losses on transferred securities, net of tax benefit of $515 for 2002	—	—	(823)
Realized gains on securities sold included in net income, net of tax expense of $297, $2,307 and $1,124 for 2004, 2003 and 2002, respectively	551	4,284	996
Realized losses on cash flow hedges, net of tax benefit of $343, $328, and $14 for 2004, 2003, and 2002, respectively	(637)	(583)	(25)

Total other comprehensive (loss) income, net of tax	(13,084)	(10,817)	10,913

Total comprehensive income	$37,638	$28,303	$41,234

See accompanying notes to consolidated financial statements.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,
	2004	2003	2002
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$50,722	$39,120	$30,321
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	5,025	5,425	9,200
Depreciation and amortization	4,417	3,628	3,474
Adjustments to the carrying value of real estate owned	725	491	1,422
Amortization of fees, discounts and premiums, net	28,321	31,132	15,839
Amortization of mortgage servicing rights	4,322	6,800	3,330
Amortization of restricted stock and other awards	2,421	723	490
Amortization of unrealized losses on transferred mortgage-backed securities	—	—	1,338
Amortization of issuance cost of long-term debt	1,659	1,147	948
Revaluation (gain) loss from derivatives	(919)	595	371
Increase in bank owned life insurance cash surrender value	(4,055)	(3,475)	(2,664)
Net loss (gain) on sale of investments and mortgage-backed securities	1,902	(4,604)	(1,557)
Net gain on sale of loans held for sale, and other assets	(6,859)	(9,968)	(3,850)
Net gain on sale of real estate owned	(813)	(505)	(593)
Impairment of mortgage servicing rights	1,200	—	800
Loss on extinguishment of debt	—	5,501	299
Loans originated for sale, net of repayments	(337,466)	(818,911)	(344,684)
Proceeds from sale of loans held for sale	152,943	69,408	63,890
(Increase) decrease in accrued interest receivable	(3,743)	409	1,296
(Decrease) increase in interest payable	(280)	393	(327)
Decrease in accrued taxes	(504)	(233)	(2,406)
(Decrease) increase in other liabilities	(18,087)	(5,286)	6,924
Decrease (increase) in prepaid expenses and other assets	12,390	30,614	(3,980)
Other, net	(8,236)	(12,984)	(5,039)

Net cash used in operating activities	(114,915)	(660,580)	(225,158)

Cash flows from investing activities:
Net increase in loans held in portfolio	(1,738,454)	(252,060)	(317,995)
Purchase of investment securities available for sale	(48,398)	(213,404)	(55,147)
Purchase of mortgage-backed securities available for sale	(1,115,796)	(2,403,845)	(765,992)
Purchase of FHLB stock and other earning assets	(134,485)	(128,324)	(87,749)
Purchase of office properties and equipment	(10,603)	(6,721)	(5,410)
Purchase of bank owned life insurance	—	(27,500)	(30,000)
Proceeds from repayments of investment securities available for sale	3,076	50,557	15,105
Proceeds from repayments of mortgage-backed securities held to maturity	—	—	87,390
Proceeds from repayments of mortgage-backed securities available for sale	929,677	1,188,246	390,947
Proceeds from repayments of FHLB stock and other earning assets	101,750	95,617	72,650
Proceeds from sale of investment securities available for sale	6,577	41,051	7,230
Proceeds from sale of mortgage-backed securities held to maturity	—	—	50,940
Proceeds from sale of mortgage-backed securities available for sale	526,421	1,003,011	283,352
Proceeds from sale of real estate owned and other assets	6,511	6,545	8,518

Net cash used in investing activities	(1,473,724)	(646,827)	(346,161)

(Continued on next page)

See accompanying notes to consolidated financial statements.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS —(Continued)

	For the Years Ended September 30,
	2004	2003	2002
	(Dollars in thousands)
Cash flows from financing activities:
Net increase in deposits	292,156	259,935	323,026
Net increase in Federal Home Loan Bank advances	654,027	654,202	296,368
Net increase in other borrowings	664,940	162,255	71,926
Net increase in advances from borrowers for taxes and insurance	12,890	6,488	8,594
Guarantee fees for senior notes	—	(113)	(164)
Repayment of senior notes	(200,000)	—	—
Net proceeds from issuance of convertible senior notes	116,446	—	—
Retirement of trust preferred securities	—	(159,580)	(21,769)
Net proceeds from issuance of trust preferred securities	—	65,630	67,896
Net proceeds from issuance of stock	3,555	73,514	3,236
Dividends paid on preferred stock	(379)	(316)	(257)

Net cash provided by financing activities	1,543,635	1,062,015	748,856

(Decrease) increase in cash and cash equivalents	(45,004)	(245,392)	177,537
Cash and cash equivalents at beginning of period	226,898	472,290	294,753

Cash and cash equivalents at end of period	$181,894	$226,898	$472,290

Supplemental disclosure of cash flow activity:
Interest paid on deposits and borrowings	$189,183	$198,455	$217,498
Income taxes paid	$17,114	—	$18,241
Supplemental schedule of non-cash investing and financing activities:
Securitization of loans receivable and mortgage loans held for sale	$378,421	$750,458	$328,964
Transfer of loans held for sale to portfolio	$70,760	—	—
Transfers from loans to real estate owned	$3,666	$7,322	$9,610
Transfer of investment securities from held to maturity to available for sale	—	—	$66,476
Transfer of mortgage-backed securities from held to maturity to available for sale	—	—	$57,253

See accompanying notes to consolidated financial statements.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

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

(a)    Basis of Presentation and Principles of Consolidation

With the exception of certain trust subsidiaries which do not meet the criteria for consolidation, (see FIN No. 46 and FIN No. 46R in (s) Impact of New Accounting Pronouncements of this note,) the consolidated financial statements include the accounts of BankUnited and its subsidiaries, including BankUnited, FSB (the “Bank”). The Bank provides a full range of banking services to individual and corporate customers through its branches in Florida. The Bank is subject to the regulations of certain federal agencies and undergoes periodic examinations by the Office of Thrift Supervision. All significant inter-company transactions and balances associated with consolidated subsidiaries have been eliminated.

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

Material estimates included in the consolidated financial statements, that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of mortgage servicing rights. In addition, material estimates used in pro-forma footnote disclosures of compensation cost in connection with BankUnited’s stock-based compensation plans, have been determined based on the fair value at the grant dates for stock option awards consistent with the methodology prescribed by SFAS No. 123. These estimates may also differ significantly from actual results.

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

The Bank must comply with Federal Reserve Board regulations requiring the maintenance of reserves against its transaction accounts (primarily interest-bearing and non-interest-bearing checking accounts) and non-personal time deposits. As of September 30, 2004, the Bank had exceeded cash reserve requirements that must be maintained at the FHLB for this purpose.

(c)    Investment and Mortgage-backed Securities Available for Sale

Investment and mortgage-backed securities available for sale are carried at fair value, inclusive of unrealized gains and losses, and net of discount accretion and premium amortization computed using the level yield method. Net unrealized gains and losses are included in comprehensive income (loss) net of applicable income taxes. Gains or losses on sales of investment and mortgage-backed securities available for sale are recognized on the specific identification basis.

(d)    Loans

Loans held in the portfolio are considered long-term investments and, accordingly, are carried at historical cost. Mortgage loans held for sale are recorded at the lower of cost or market, determined in the aggregate. Unearned discounts, premiums and deferred loan origination fees and costs are included in the carrying value of loans.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

(e)    Allowance for Loan Losses

BankUnited’s allowance for loan losses is established and maintained at a level management deems prudent and adequate to cover probable losses on loans based upon a periodic evaluation of current information of the risks inherent in its loan portfolio. When evaluating loan loss allowances, management reviews performing and non-performing loans separately. There are several elements that management evaluates to estimate the loan loss allowance for BankUnited’s loan portfolio. The elements evaluated, and how they are applied to each portion of the portfolio, are as follows:

•	An allowance for loan losses present in the performing portion of the loan portfolio. This allowance is established based on historical loan loss analysis supplemented by peer loss analysis.

•	An allowance for estimated losses on various pools of non-performing loans is made. This element is evaluated for each of the portfolio components based on the internal loan grading system. Historical loan losses, current trends in delinquencies and charge-offs, peer group analysis, and other relevant factors are considered.

•	An allowance for losses based upon specific evaluations of impaired loans in accordance with Statement of Financial Accounting Standard, (“SFAS”) No. 114 is made. These loans are loans, other than consumer and residential loans, for which collection in full according to the contractual terms is doubtful and which are classified as such in the Bank’s internal loan grading system. Impaired loans are evaluated individually based on an examination of the current financial information of the borrower and an estimate of the value of the collateral, if any. If the carrying value of any of these loans is greater than the estimated net realizable value of the property or of the collateral securing these loans, a reserve is established for the difference.

•	An additional risk management allowance is made based on factors such as general economic and political conditions, concentrations of credit, economic trends and other conditions in specific geographical markets. This element also considers the uncertainty as to the applicability of historical loss factors as we expand into new markets for commercial and commercial real estate lending with different risk characteristics. A portion of this allowance has been assigned to specific categories of loans. An unallocated portion represents management’s assessment of loss and uncertainties associated with the loan portfolio as a whole.

Loss allowances are established for performing loans and pools of non-performing loans in accordance with SFAS No. 5, “Accounting for Contingencies.” The identification of impaired loans is conducted in conjunction with the review of the adequacy of the allowance for loan losses. Loss allowances are established for specifically identified impaired loans based on the fair value of the underlying collateral in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.”

Losses are included in the allowance for loan losses through a charge to the provision for loan losses. The allowance for loan losses is adjusted by additions for loan recoveries, with actual losses charged as reductions to the allowance.

(f)    Unearned Discounts, Premiums, and Deferred Fees

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

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

subsequently exercised during the commitment period, the remaining unamortized commitment fee at the time of exercise is recognized over the life of the loan as an adjustment of yield.

(g)    FHLB Stock and Other Earning Assets

FHLB Stock and other earning assets includes Federal Home Loan Bank of Atlanta (FHLB) stock and an equity investment under the Community Reinvestment Act. The fair value is estimated to be the carrying value, which is par.

(h)    Office Properties and Equipment, net

Office properties and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is calculated based on the straight line method using the estimated service lives of the assets for office building (30 years), furniture fixtures and equipment (seven to ten years), and computer equipment and software (three to five years), or with leasehold improvements, the term of the lease or the useful life of the improvement, whichever is shorter. Repair and maintenance costs are charged to operations as incurred, and improvements are capitalized.

(i)    Real Estate Owned

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

(j)    Accrued Interest Receivable

Recognition of interest on the accrual method is discontinued when interest or principal payments on loans are greater than 90 days in arrears. At the time a loan is placed on non-accrual status, previously accrued and uncollected interest is reversed against interest income in the current period. Loans are returned to accrual status when they become less than 90 days delinquent.

(k)    Mortgage Banking Activities

BankUnited securitizes, sells and services residential mortgage loans. When BankUnited sells or securitizes loans, it generally retains the right to service the loan, which is considered retained interests in the securitized assets. Gain on the sale of assets depends, in part, on the allocation of the previous amount of assets to the retained interests. Previous carrying amounts are allocated in proportion to the relative fair values of the assets sold and the interests retained. BankUnited receives fees for servicing mortgage loans which are generally expressed as a percent of the unpaid principal balance, and collected from the borrowers’ payments. Late fees charged and other ancillary fees, net of amortization of servicing assets, are also included in loan servicing fees.

Mortgage servicing assets are amortized in proportion to and over the period of estimated net servicing income. Estimated net servicing income is determined using the estimated future balance of the underlying mortgage loan portfolio which, absent new purchases, declines over time from prepayments and cash flows. BankUnited evaluates the mortgage servicing assets for impairment based on the fair value of the servicing assets

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

by strata. BankUnited stratifies the servicing assets by product and interest rates. Management periodically obtains from an independent third party a valuation of the mortgage servicing rights. Management reviews the assumptions in calculating the fair value, which is then compared to BankUnited’s carrying value. If necessary, mortgage servicing rights are adjusted to the lower of cost or fair value.

Servicing agreements relating to the mortgage-backed security programs of the Federal National Mortgage Association, (“FNMA”), and the Federal Home Loan Mortgage Corporation, (“FHLMC”) require the servicer to advance funds to make scheduled payments of interest, taxes and insurance, and in some instances principal, even if such payments have not been received from the borrowers. However, BankUnited recovers substantially all of the advanced funds upon cure of default by the borrower, or through foreclosure proceedings and claims against agencies or companies that have insured or guaranteed the loans. Certain servicing agreements for loans sold directly to other investors require BankUnited to remit funds to the loan purchaser only upon receipt of payments from the borrower and, accordingly, the investor bears the risk of loss. At September 30, 2004, 2003, and 2002 BankUnited was servicing approximately $1.3 billion, $1 billion, and $559 million, respectively, in loans for others.

(l)    Goodwill

Goodwill represents the excess of purchase price over the fair value of net assets acquired by BankUnited. BankUnited no longer amortizes goodwill, however, goodwill is tested annually for impairment. BankUnited measures goodwill impairment for the company as a whole by comparing the fair value of its net assets to the carrying value. Market capitalization, which is an indication of the value the market places on a company, is the basis for the fair value of net assets.

(m)    Bank Owned Life Insurance

Bank owned life insurance is carried at an amount that could be realized under the insurance contract as of the date of the consolidated statement of financial condition. The change in contract value is recorded as an adjustment to the premiums paid in determining the expense or income to be recognized under the contract.

(n)    Income Taxes

BankUnited and its subsidiaries, other than BU REIT, Inc., file a consolidated federal income tax return. Beginning in 2003, BankUnited and its subsidiaries file separate tax returns for each state jurisdiction. Deferred income taxes have been provided for elements of income and expense which are recognized for financial reporting purposes in periods different than those for which such items are recognized for income tax purposes. BankUnited accounts for income taxes utilizing the liability method, which applies the enacted statutory rates in effect at the statement of financial condition date to differences between the book and tax bases of assets and liabilities. The resulting deferred tax liabilities and assets are adjusted to reflect changes in tax laws.

(o)    Earnings per Share

Basic earnings per share is calculated by dividing net income, adjusted for dividends declared on preferred stock, by the weighted number of shares of common stock outstanding.

Diluted earnings per share is calculated under the treasury stock method by dividing net income by the weighted average number of shares of common stock outstanding, assuming conversion of outstanding convertible preferred stock from the beginning of the period, the exercise of stock options, and unvested restricted stock. In addition, the treasury stock method considers contingently convertible shares if contingent convertible triggers are met. Such adjustments to net income and the weighted average number of shares of common stock are made only when such adjustments dilute earnings per share; antidilutive options and restricted stock awards are not considered in the computation of dilutive earnings per share.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

(p)    Stock Options and Restricted Stock

Stock options are granted to employees and directors at the fair market value of the underlying stock on the date of the grant. The proceeds from the exercise of options are credited to common stock for the par value of the shares issued, and the excess, adjusted for any tax benefit, is credited to paid-in capital.

Restricted stock is issued to employees and directors from time to time. Restricted stock is recorded based on the market price of the stock on the date of issuance. Equity is credited with the par value of the stock and paid in capital is credited with the balance of the market value at the date of issuance. Also at the date of issuance, the value of the stock is recorded in paid-in-capital as contra equity. Non-performance based restricted stock vests ratably over the period assigned by the Compensation Committee and is amortized out of contra equity with a charge to compensation expense and a credit to the contra equity paid-in-capital account. Performance-based restricted stock is subject to performance goals and is also recorded as compensation expense with a credit to the contra equity paid-in-capital account ratably when the performance criteria are met and vesting begins.

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

(s)    Impact of New Accounting Pronouncements

SFAS No. 148

In December of 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation —Transition and Disclosure.” Under SFAS No. 148, alternative methods of transition are provided for a voluntary

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, “Accounting for Stock Based Compensation” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

As permitted by SFAS No. 123, BankUnited continues to follow the intrinsic value method of accounting for stock-based compensation under the provisions of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees.” Accordingly, the alternative methods of transition for the fair value based method of accounting for stock-based employee compensation provided by SFAS No. 148 do not apply to BankUnited. BankUnited is required under the provisions of SFAS No. 148 amending SFAS No. 123 and APB No. 28, “Interim Financial Reporting,” to provide additional disclosures in both annual and interim financial statements.

Had compensation cost for BankUnited’s stock-based compensation plans been determined based on the fair value at the grant dates for stock option awards consistent with the methodology prescribed by SFAS No. 123, BankUnited’s net income and earnings per share for fiscal 2004, 2003 and 2002, would have been reduced to the pro forma amounts indicated below:

	For the Years Ended September 30,
	2004	2003	2002
	(Dollars in thousands, except per share data)
Net income, as reported	$50,722	$39,120	$30,321
Add: Total stock-based employee and director compensation expense included in net income, net of related tax effects	1,574	429	300
Deduct: Total stock-based employee and director compensation expense determined under the fair value based method for all awards, net of related tax effects(1)	3,359	2,215	1,716

Pro forma net income	$48,937	$37,334	$28,905

Earnings per share:
Basic — as reported	$1.69	$1.45	$1.20
Basic — pro forma	$1.63	$1.38	$1.14
Diluted — as reported	$1.58	$1.36	$1.12
Diluted — pro forma	$1.52	$1.29	$1.07
Assumptions for weighted average grant-date fair value of options using the Black Scholes option pricing model are as follows:
Dividend yields	—	—	—
Expected volatility	31.0%	38.0%	38.0%
Risk-free interest rates	3.43%	3.55%	4.37%
Expected life (in years)	5.6	5.5	7.0

(1)	BankUnited recognizes the tax effect of option exercises in additional paid in capital.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

The pro forma results of operations reported above are not likely to be representative of the effects on reported income of future years due to vesting arrangements and additional option grants. The fair value of each option has been estimated on the date of the grant using the Black Scholes option pricing model.

SFAS No. 123 Exposure Document

On March 31, 2004, the FASB issued a proposed Statement to amend SFAS No. 123 and SFAS No. 95, Share-Based Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. The FASB has indicated that the final Statement would be effective for any interim or annual period beginning after June 15, 2005, meaning that an entity would apply the final Statement to all employee awards of share-based payment granted, modified, or settled in any interim or annual period beginning after June 15, 2005. BankUnited will determine the impact that this proposed statement will have on its consolidated financial condition and results of operations upon final issuance by the FASB.

SFAS No. 149

In April of 2003, the FASB issued SFAS No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 clarifies certain issues and amends definitions contained in SFAS No. 133 to ensure that contracts with comparable characteristics are accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003, except for hedging transactions designated after June 30, 2003, in which case it is effective in accordance with the respective effective dates outlined in SFAS No. 133. Although applicable to BankUnited, SFAS No. 149 has not had a significant impact on its consolidated financial condition or results of operations.

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

FIN No. 45

In November of 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (“FIN No. 45”) an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. This interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

of Others,” which is being superseded. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Although applicable to BankUnited, FIN No. 45 has not had a significant impact on its consolidated financial condition or results of operations.

FIN No. 46

In January of 2003, FASB issued FASB Interpretation No. 46 (“FIN No. 46”), an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN No. 46 establishes the criteria used to identify variable interest entities and to determine whether or not to consolidate a variable interest entity. This interpretation was effective immediately for variable interest entities created after January 31, 2003 and in the first fiscal year or interim period beginning after December 15, 2003, for variable interest entities in which a variable interest was acquired prior to February 1, 2003. Prior to FIN No. 46, BankUnited eliminated the investments in all of its trust subsidiaries and reported trust preferred securities in the liability section of BankUnited’s Consolidated Statement of Financial Condition. FIN No. 46 has not had a significant impact on BankUnited’s consolidated financial condition or results of operations.

FIN No. 46R

On December 24, 2003, the FASB issued a revision to Interpretation 46 (“FIN No. 46R”) to clarify some of the provisions of FIN No. 46. Under the new guidance contained in FIN No. 46R, special effective date provisions apply to enterprises that have fully or partially applied FIN No. 46 prior to issuance of FIN No. 46R. Under the original provisions of FIN No. 46, beginning with the interim period beginning after June 15, 2003, BankUnited would no longer consolidate variable interest entities in which a variable interest was acquired prior to February 1, 2003 that do not meet the consolidation criteria under FIN No. 46. Under the new guidance contained in FIN No. 46R, the effective date has been moved up to the first interim period ending after December 15, 2003 for special purpose entities only. Currently, BankUnited Capital is the only trust subsidiary consolidated by BankUnited. BankUnited meets the consolidation criteria under FIN No. 46 with respect to BankUnited Capital due to its ownership of the majority of preferred shares issued by that trust. As a result of FIN No. 46, BankUnited recognizes investments in common securities of its non-consolidated trust subsidiaries in other assets and reports the amount of subordinated debentures issued by BankUnited Financial Corporation to those trust subsidiaries in the liability section of its Consolidated Statement of Financial Condition. FIN No. 46 does not require restatement of prior year balances. FIN No. 46 and FIN No. 46R have not had a significant impact on BankUnited’s consolidated financial condition or results of operations. The following information is being provided in accordance with disclosure requirements of FIN No. 46R.

BankUnited operates wholly-owned trust subsidiaries (“Trust Subsidiaries”) for the purpose of issuing Trust Preferred Securities and investing the proceeds from the sale thereof in Junior Subordinated Deferrable Interest Debentures issued by BankUnited (the “Subordinated Debentures”). All of the proceeds of the Trust Preferred Securities plus common securities issued by the Trust Subsidiaries are invested in Subordinated Debentures, which represent the sole assets of the Trust Subsidiaries. The Trust Preferred Securities pay preferential cumulative cash distributions at the same rate as the Junior Subordinated Debentures held by the Trust Subsidiaries. As of September 30, 2004, BankUnited had investments in the common stock of its Trust Subsidiaries of $7 million and Subordinated Debentures sold to its Trust Subsidiaries totaling $168 million. The Trust Subsidiaries had liabilities of $161 million in the form of Trust Preferred Securities.

SAB No. 105

On March 9, 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 105, (“SAB No. 105”) “Application of Accounting Principles to Loan Commitments.” SAB No. 105 pertains to recognizing and disclosing loan commitments, and is effective for commitments to originate mortgage loans held

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

for sale that are entered into after March 31, 2004. Accounting guidance issued prior to SAB No. 105 requires entities, that make mortgage-loan commitments on loans it intends to sell, to recognize them at fair value through expiration or funding, but does not address how to measure fair value. SAB No. 105 clarifies this guidance by defining measurement of fair value at the balance sheet date as only the difference between the guaranteed interest rate in the loan commitment and market interest rate, excluding any expected future cash flows related to customer relationships or loan servicing. Prior to SAB No. 105, BankUnited based the fair value of loan commitments held for sale solely on the relationship to market interest rate, absent any expected cash flows from the customer relationship or servicing rights, therefore, SAB 105 will not have an impact on BankUnited’s consolidated financial condition or results of operations.

EITF Issue No. 03-1

The Emerging Issues Task Force (“EITF”) reached consensus in March of 2004 regarding guidance provided in EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. The purpose of EITF Issue No. 03-1 is to determine the meaning of other-than-temporary impairment and its application to certain securities, including debt and equity securities that are within the scope of SFAS No. 115. Guidance in EITF Issue No. 03-1 should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impaired loss. This guidance also includes accounting considerations for securities subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary. Portions of this guidance were effective for reporting periods beginning after June 15, 2004 and other portions will be deliberated further. This delay does not suspend the current requirement to recognize other-than-temporary impairments as required by existing authoritative literature. BankUnited has not identified any other-than-temporary impairment in its securities portfolio as of September 30, 2004. Subsequent to the FASB final deliberations, BankUnited will evaluate the potential impact on its process of identifying other-than-temporary declines in value of its debt and equity securities.

EITF Issue No. 04-8

The EITF has finalized Issue No. 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect of Diluted Earnings Per Share” (“EITF Issues No. 04-8”), regarding the accounting treatment of convertible debentures, which have contingent conversion triggers, such as the 3.125% Convertible Senior Notes issued by BankUnited in February and March 2004. The rule, which becomes effective for periods ending after December 15, 2004 requires that issuers include the number of shares into which the debentures could be converted, when calculating diluted earnings per share, even though the triggers may not yet have been reached. The rule also requires restatement of previously reported diluted earnings per share during periods when such instruments were outstanding. If this rule had been effective for the 2004 fiscal year, BankUnited’s diluted earnings per share would have been reduced by $0.05, to $1.53. BankUnited did not have contingently convertible senior notes outstanding prior to those issued in fiscal 2004. The terms of BankUnited’s contingently convertible senior notes require BankUnited at its sole discretion to determine, at the time that the notes first become convertible, whether a holder who surrenders a security will receive 100% cash, 100% Class A Common Stock or a combination of both. If the BankUnited elects to settle in both cash and stock it shall specify the percentage of the principal amount at issuance to be satisfied in cash. BankUnited is assessing whether it may accelerate this election in light of this EITF pronouncement.

(t)    Financial Statement Reclassifications

Certain prior period amounts have been reclassified to conform to the September 30, 2004 consolidated financial statements.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

(2)    Earnings per Share

Earnings per share is calculated as follows:

	For the Years Ended September 30,
	2004	2003	2002
	(In thousands, except per share amounts)
Basic earnings per share:
Numerator:
Net income	$50,722	$39,120	$30,321
Preferred stock dividends	379	316	257

Net income available to common stockholders	$50,343	$38,804	$30,064

Denominator:
Weighted average common shares outstanding	29,843	26,803	25,142

Basic earnings per share	$1.69	$1.45	$1.20

Diluted earnings per share:
Numerator:
Net income available to common stockholders	$50,343	$38,804	$30,064
Plus:
Convertible preferred stock dividends	379	316	257

Diluted net income available to common stockholders	$50,722	$39,120	$30,321

Denominator:
Weighted average common shares outstanding	29,843	26,803	25,142
Plus:
Stock options and restricted stock	1,543	1,332	1,220
Convertible preferred stock	767	730	711

Diluted weighted average shares outstanding	32,153	28,865	27,073

Diluted earnings per share (1)	$1.58	$1.36	$1.12

(1)	There were no options or restricted stock awards that had an anti-dilutive effect during any of the years ended September 30, 2004, 2003 or 2002.

(3)    Investments and Mortgage-backed Securities Available for Sale

Investments Securities Available for Sale

Presented below is an analysis of investments designated as available for sale.

	September 30, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. government agency securities	$52,038	$539	$—	$52,577
FNMA & FHLMC preferred stock	96,089	436	(2,028)	94,497
Trust preferred securities of other issuers	88,567	4,072	(250)	92,389
Mutual funds and other bonds	95,186	34	(1,706)	93,514
Equity securities	932	30	—	962

Total	$332,812	$5,111	$(3,984)	$333,939

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

	September 30, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. government agency securities	$52,980	$714	$—	$53,694
FNMA & FHLMC preferred stock	81,393	319	(242)	81,470
Trust preferred securities of other issuers	85,493	3,931	(682)	88,742
Mutual funds and other bonds	72,734	34	(858)	71,910
Equity securities	861	—	—	861

Total	$293,461	$4,998	$(1,782)	$296,677

Investment securities at September 30, 2004, by contractual maturity, are shown below.

	Available for Sale
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$8,967	$8,946
Due after one year through five years	37,080	37,239
Due after five years through ten years	52,478	52,539
Due after ten years	233,355	234,253
Equity securities	932	962

Total	$332,812	$333,939

Mortgage-backed Securities Available for Sale

Presented below is an analysis of mortgage-backed securities designated as available for sale:

	September 30, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
FNMA mortgage-backed securities	$361,326	$640	$(3,714)	$358,252
FHLMC mortgage-backed securities	114,869	72	(1,355)	113,586
Collateralized mortgage obligations	4,648	—	(34)	4,614
Mortgage pass-through certificates	1,598,498	3,624	(10,394)	1,591,728

Total	$2,079,341	$4,336	$(15,497)	$2,068,180

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

	September 30, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
GNMA mortgage-backed securities (1)	$2,399	$116	$—	$2,515
FNMA mortgage-backed securities	450,997	4,806	(1,937)	453,866
FHLMC mortgage-backed securities	35,903	549	(155)	36,297
Collateralized mortgage obligations	63,442	40	(335)	63,147
Mortgage pass-through certificates	1,505,278	8,568	(4,690)	1,509,156

Total	$2,058,019	$14,079	$(7,117)	$2,064,981

(1)	GNMA stands for Government National Mortgage Association.

Mortgage-backed securities at September 30, 2004, by contractual maturity and adjusted for anticipated prepayments, are shown below.

	Available for Sale
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$656,823	$652,661
Due after one year through five years	1,223,412	1,217,392
Due after five years through ten years	103,871	103,360
Due after ten years	95,235	94,767

Total	$2,079,341	$2,068,180

The following tables provide information on unrealized losses for investments and mortgage-backed securities available for sale as of September 30, 2004 and 2003.

				As of September 30, 2004
	Less than 12 Months			12 Months or Greater		Total
	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses(1)	Fair Value	Unrealized Losses
				(In thousands)
Available for sale securities
Investment securities:
Trust preferred securities of other issuers	$7,427		$(84)	$3,834	$(166)	$11,261	$(250)
FNMA & FHLMC preferred stock	69,048		(2,028)	—	—	69,048	(2,028)
Mutual funds and other bonds	19,780		(60)	73,194	(1,646)	92,974	(1,706)

Total investment securities	$96,255		$(2,172)	77,028	(1,812)	$173,283	$(3,984)

Mortgage-backed securities:
FNMA mortgage-backed securities	$69,222	$	(253)	212,095	(3,461)	$281,317	$(3,714)
FHLMC mortgage-backed securities	107,432		(1,355)	—	—	107,432	(1,355)
Collateralized mortgage obligations	4,018		(21)	595	(13)	4,613	(34)
Mortgage pass-through certificates	844,874		(7,085)	245,018	(3,309)	1,089,892	(10,394)

Total mortgage-backed securities	$1,025,546		$(8,714)	$457,708	$(6,783)	$1,483,254	$(15,497)

(1)	BankUnited considers these unrealized losses to be temporary.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

			As of September 30, 2003
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses(1)	Fair Value	Unrealized Losses
			(In thousands)
Available for sale securities
Investment securities:
Trust preferred securities of other issuers	$—	$—	$8,972	$(682)	$8,972	$(682)
Mutual funds and other bonds	100,989	(1,100)	—	—	100,989	(1,100)

Total investment securities	$100,989	$(1,100)	$8,972	$(682)	$109,961	$(1,782)

Mortgage-backed securities
FNMA mortgage-backed securities	$229,251	$(1,937)	$—	$—	$229,251	$(1,937)
FHLMC mortgage-backed securities	11,801	(155)	—	—	11,801	(155)
Collateralized mortgage obligations	59,030	(335)	—	—	59,030	(335)
Mortgage pass-through certificates	517,889	(4,690)	—	—	517,889	(4,690)

Total mortgage-backed securities	$817,971	$(7,117)	$—	$—	$817,971	$(7,117)

(1)	BankUnited considers these unrealized losses to be temporary.

Gross proceeds from sales of investment securities were $6.6 million, $41 million and $7.2 million for the years ended September 30, 2004, 2003 and 2002, respectively. Net realized gains from these sales were $866 thousand, $1.5 million and $1.3 million for the years ended September 30, 2004, 2003 and 2002, respectively.

Gross proceeds from sales of mortgage-backed securities and collateralized mortgage obligations were $526 million, $1 billion, and $334 million for the years ended September 30, 2004, 2003, and 2002, respectively. Net realized (losses)/gains were $(2.8) million, $3.1 million, and $236 thousand on sales of mortgage-backed securities and collateralized mortgage obligations during the years ended September 30, 2004, 2003 and 2002, respectively.

At September 30, 2004, FNMA and FHLMC mortgage-backed securities with market values of approximately $136 million were pledged as collateral for public funds on deposit. At September 30, 2004, investment and mortgage-backed securities with an aggregate carrying value of approximately $1.3 billion were pledged as collateral for repurchase agreements.

When BankUnited securitizes residential mortgage loans, the resulting securities are considered retained securities for accounting purposes until sold. At September 30, 2004, BankUnited’s retained securities from securitized loans, not including mortgage servicing rights, had a fair value of $1.9 million. These securities are included in BankUnited’s total mortgage-backed securities available for sale portfolio of $2.1 billion as of September 30, 2004. The total principal amount of loans underlying the retained securities at September 30, 2004 was $1.9 million, none of which was 60 days or more past due. Credit losses do not affect the valuation due to FNMA’s and FHLMC’s full guarantee to BankUnited for losses on loans collateralizing the securities.

During the fiscal year ended September 30, 2004, BankUnited securitized $378 million of residential mortgage loans. These loans were securitized with FNMA and FHLMC and transferred into BankUnited’s mortgage-backed securities available for sale portfolio. During the same period BankUnited sold $415 million of securitized loans, recognizing net gains of $1.7 million.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

(4)    Loans Held in Portfolio

Loans held in portfolio consist of the following:

	As of September 30,
	2004		2003
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
One-to-four family residential:
Residential mortgages	$4,058,858	70.9%	$2,653,515	67.4%
Specialty consumer mortgages	688,711	12.0	613,287	15.5

Total one-to-four family residential	4,747,569	82.9	3,266,802	82.9
Home equity loans and lines of credit	150,323	2.6	95,273	2.5
Multi-family	51,104	0.9	32,583	0.8
Commercial real estate	267,127	4.7	196,237	5.0
Construction	187,518	3.3	132,778	3.4
Land	94,006	1.6	27,569	0.7

Total real estate loans	5,497,647	96.0	3,751,242	95.3

Other loans:
Commercial	167,786	2.9	152,663	3.9
Consumer	19,454	0.3	21,172	0.5

Total other loans	187,240	3.2	173,835	4.4

Total loans held in portfolio (1)	5,684,887	99.2	3,925,077	99.7
Unearned discounts, premiums and deferred loan fees, net	65,992	1.2	36,806	0.9
Allowance for loan losses	(24,079)	(0.4)	(22,295)	(0.6)

Total loans held in portfolio, net	$5,726,800	100.0%	$3,939,588	100.0%

(1)	As of September 30, 2004, BankUnited had $15.5 million of non-accrual loans and $2 thousand of loans past due more than 90 days and still accruing. As of September 30, 2003, BankUnited had $37 million of non-accrual loans and $276 thousand of loans more than 90 days past due and still accruing.

As of September 30, 2004, approximately $4.6 billion, or 84%, of all secured loans were secured by properties in Florida. No other state represented more than 4% of BankUnited’s loan portfolio secured by real estate.

As of September 30, 2004, the Bank had pledged approximately $4.3 billion of mortgage loans as collateral for advances from the Federal Home Loan Bank of Atlanta.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

Changes in the allowance for loan losses are as follows:

	For the Years Ended September 30,
	2004	2003	2002
	(In thousands)
Balance at beginning of period	$22,295	$20,293	$15,940
Provision	5,025	5,425	9,200
Loans charged-off	(3,110)	(3,553)	(5,144)
Recoveries	468	130	297
Reclassification of letter of credit reserve to other liabilities	(599)	—	—

Balance at end of period	$24,079	$22,295	$20,293

The following table sets forth information concerning impaired loans:

	As of September 30,
	2004		2003
	Outstanding Principal	Allowance for loan losses	Outstanding Principal	Allowance for loan losses
	(In thousands)
Home equity line of credit	$700	$700	$—	$—
Commercial real estate	1,465	555	—	—
Commercial	407	407	6,275	4,774

Total	$2,572	$1,662	$6,275	$4,774

(5)    FHLB stock and other earning assets

FHLB stock and other earning assets is summarized as follows:

	As of September 30,
	2004	2003
	(In thousands)
FHLB stock	$155,716	$123,018
Other earning assets	450	413

Total	$156,166	$123,431

(6)    Office Properties and Equipment, net

Office properties and equipment, net are summarized as follows:

	As of September 30,
	2004	2003
	(In thousands)
Office buildings	$2,337	$2,169
Leasehold improvements	18,898	14,653
Furniture, fixtures and equipment	13,760	12,640
Computer equipment and software	12,222	9,062

Total	47,217	38,524
Less: accumulated depreciation	(20,800)	(18,246)

Office properties and equipment, net	$26,417	$20,278

Depreciation expense was $4.3 million, $3.6 million, and $3.5 million, for the years ended September 30, 2004, 2003 and 2002, respectively.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

BankUnited has entered into non-cancelable leases with approximate minimum future rentals as follows:

Years Ending September 30,	Amount
(In thousands)
2005	$7,201
2006	6,997
2007	6,709
2008	5,907
2009	5,295
Thereafter through 2014	16,108

Total	$48,217

Rent expense for the years ended September 30, 2004, 2003, and 2002 was $7.8 million, $5.7 million, and $4.8 million, respectively.

(7)    Deposits

At September 30, 2004 and 2003, BankUnited had outstanding non-interest bearing deposits of $247 million and $198 million, and interest bearing deposits of $3.3 billion and $3.0 billion, respectively. At September 30, 2004 and 2003, there were overdrafts of approximately $1.8 million and $1.9 million, respectively. Certificate accounts with balances of $100 thousand or more totaled approximately $732 million and $740 million at September 30, 2004 and 2003, respectively.

The following table sets forth maturities of certificates of deposit equal to or greater than $100 thousand as of September 30, 2004.

As of September 30, 2004(1)
(In thousands)
Three months or less	$135,669
Over 3 months through 6	134,781
Over 6 months through 12	197,527
Over 12 months through 24	148,533
Over 24 months through 36	69,453
Over 36 months through 48	16,656
Over 48 months through 60	29,363
Over 60 months	—

$731,982

(1)	Included in the table above are $259 million of certificates of deposit issued to the State of Florida, referred to as public funds, with interest rates ranging from 1.26% to 4.45%. These certificates are collateralized with FNMA, and FHLMC mortgage-backed securities with an aggregate market value of approximately $136 million at September 30, 2004.

Interest expense on deposits for the years ended September 30, 2004, 2003 and 2002 was as follows:

	September 30,
	2004	2003	2002
	(In thousands)
Transaction and money market accounts	$4,109	$5,391	$5,638
Savings accounts	16,475	14,211	19,531
Certificates of deposit	51,344	62,957	80,043

	$71,928	$82,559	$105,212

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

Early withdrawal penalties on certificates of deposit are recognized as a reduction of interest expense on deposits. For the years ended September 30, 2004, 2003 and 2002, early withdrawal penalties totaled $235 thousand, $250 thousand and $197 thousand, respectively.

(8)    Borrowings

Securities Sold under Agreements to Repurchase

Interest expense on securities sold under agreements to repurchase aggregated $12.6 million, $7.6 million and $7.7 million for the years ended September 30, 2004, 2003 and 2002, respectively.

The following sets forth information concerning repurchase agreements for the periods indicated:

	As of and for the Years Ended September 30,
	2004	2003
	(Dollars in thousands)
Maximum amount of outstanding agreements at any month end during the period	$1,200,015	$546,262
Average amount outstanding during the period	$852,915	$454,162
Weighted average interest rate for the period	1.46%	1.65%

At September 30, 2004, BankUnited held $1.2 billion in repurchase agreements, $52 million of which matured overnight, and $906 million of which also matured in October 2004. Of the $1.2 billion outstanding at September 30, 2004, $50 million was callable by the counter party every three months until maturity in February 2011. An additional $100 million becomes callable in April of 2005, every three months, until maturity in April of 2007 and $25 million becomes callable in April 2005, every three months, until maturity in April 2006. As of September 30, 2004, BankUnited had $1.3 billion in investments and mortgage-backed securities pledged against these agreements.

Advances from Federal Home Loan Bank

Advances outstanding as of September 30, 2004 and 2003 from the Federal Home Loan Bank of Atlanta incur interest and have contractual repayments as follows:

		As of September 30,
	2004			2003
	Amount	Range of Interest Rates		Amount	Range of Interest Rates
Repayable During Year Ending September 30,		(Dollars in thousands)
2004				$815,000	1.30%	– 7.17%
2005	$769,000	1.90%	– 7.43%	275,000	2.10%	– 7.43%
2006	851,319	0.64%	– 6.65%	251,349	0.64%	– 6.50%
2007	450,000	0.40%	– 3.43%	75,000	0.40%	– 0.40%
2008	325,000	1.19%	– 5.50%	325,000	1.19%	– 5.50%
2009	125,000	4.01%	– 5.48%	125,000	4.01%	– 5.48%
2010	480,000	5.44%	– 6.94%	480,000	5.44%	– 6.94%
2011	64,000	4.70%	– 5.67%	64,000	4.70%	– 5.67%
2012	50,000	4.01%	4.01%	50,000	4.01%	4.01%

Total contractual outstandings	3,114,319			2,460,349
Fair value adjustments (1)	1,109			(58)

Total carrying amount	$3,115,428			$2,460,291

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

(1)	Fair value adjustments to advances are made in accordance with SFAS No. 133 for hedge accounting transactions using interest rate swaps in which advances are the hedged item. The notional amount of interest rate swaps used in these transactions was $200 million as of September 30, 2004.

The terms of a security agreement with the FHLB of Atlanta include a specific assignment of collateral that requires the maintenance of qualifying first mortgage loans as pledged collateral with unpaid principal amounts at least equal to 100% of the FHLB advances, when discounted at 85% of the unpaid principal balance. The FHLB of Atlanta stock, which is recorded at cost of $156 million, is also pledged as collateral for these advances.

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

Accounting guidance in effect as of September 30, 2004 provides that until the conversion contingency is met, the shares underlying the notes are not included in the calculation of fully diluted earnings per share. Should this contingency be met, diluted earnings per share could decrease as a result of the possible inclusion of all or a part of the underlying shares in the fully diluted earnings per share calculation. The EITF reached a final conclusion on EITF Issue No. 04-8 which requires all shares that are contingently issuable under convertible debt instruments be included in the calculation of diluted earnings per share, disregarding the conversion contingency. The EITF agreed that EITF Issue No. 04-8 would be applied by retroactively restating previously reported diluted earnings per share. The effective date is for fiscal periods ending after December 15, 2004.

Holders may require BankUnited to purchase all or part of the notes for cash at a purchase price of 100% of the principal amount of the notes plus accrued and unpaid interest including contingent interest and additional

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

amounts, if any, on March 1, 2011, March 1, 2014, March 1, 2019, March 1, 2024 and March 1, 2029 or upon the occurrence of a fundamental change.

The notes are senior unsecured obligations, ranking equally in right of payment with all of BankUnited’s existing and future unsecured senior indebtedness. The notes are effectively subordinated to BankUnited’s entire senior secured indebtedness and all indebtedness and liabilities of its subsidiaries. As of September 30, 2004, BankUnited did not have any senior secured indebtedness.

Senior Notes

In February 1999, the Bank issued and sold $200 million of Senior Notes that mature in February 2004 and bear interest at an annual rate of 5.40% payable semiannually. The Bank used the net proceeds from the sale of the notes for general corporate purposes, loan financing, and assisting in the Bank’s asset/liability management. As a condition of issuance, interest, principal and any redemption premium on all offered Senior Notes were supported by an irrevocable standby letter of credit of the FHLB of Atlanta. In February of 2004, these notes matured and were repaid by BankUnited.

Trust Preferred Securities and Subordinated Debentures

BankUnited operates wholly-owned trust subsidiaries (“Trust Subsidiaries”) for the purpose of issuing Trust Preferred Securities and investing the proceeds from the sale thereof in Junior Subordinated Deferrable Interest Debentures issued by BankUnited (the “Subordinated Debentures”). All of the proceeds of the Trust Preferred Securities plus common securities issued by the Trust Subsidiaries are invested in Subordinated Debentures, which represent the sole assets of the Trust Subsidiaries. The Trust Preferred Securities pay preferential cumulative cash distributions at the same rate as the Junior Subordinated Debentures held by the Trust Subsidiaries. Considered together, back-up undertakings made by BankUnited with respect to the Trust Preferred Securities constitute a full and unconditional guarantee by BankUnited of the obligations of the Trust Preferred Securities. The carrying amount of trust preferred securities and subordinated debentures in BankUnited’s Consolidated Statement of Financial Condition of $165 million as of September 30, 2004, represents Trust Preferred Securities issued by its consolidated Trust Subsidiaries and the Subordinated Debentures issued to its non-consolidated Trust Subsidiaries. In addition BankUnited adjusts the carrying amount of certain Trust Preferred Securities in accordance with the hedge accounting requirements of SFAS No. 133.

The following table provides information for each of BankUnited’s Trust Subsidiaries with outstanding Trust Preferred Securities as of September 30, 2004:

	Outstanding as of September 30, 2004
	Trust Preferred Securities		Common Securities	Subordinated Debentures		Annual Rate of Preferential Cash Distribution		Maturity Date
BankUnited Capital	$22,880	(1)	$2,800	$25,680		10	.25%	12/31/2026
BankUnited Statutory Trust I (9)	20,000		619	20,619	(1)	3-Month Libor+3	.60% (2)	12/18/2031
BankUnited Statutory Trust II (9)	25,000		774	25,774	(1)	3-Month Libor+3	.60% (3)	3/26/2032
BankUnited Statutory Trust III (9)	25,000		774	25,774	(1)	3-Month Libor+3	.60% (4)	9/26/2032
BankUnited Statutory Trust IV (9)	20,000		619	20,619		3-Month Libor+3	.40% (5)	11/15/2032
BankUnited Statutory Trust V (9)	15,000		464	15,464		3-Month Libor+3	.25% (6)	12/19/2032
BankUnited Statutory Trust VI (9)	17,640		546	18,186		3-Month Libor+3	.15% (7)	3/26/2033
BUFC Statutory Trust VII (9)	15,000		465	15,465	(1)	3-Month Libor+3	.25% (8)	4/3/2033

Total	$160,520		$7,061	$167,581

(1)	BankUnited uses interest rate swap and cap contracts to hedge interest rate risk on these instruments with notional amounts of $68 million and $40 million as of September 30, 2004, respectively. See (1) Accounting for Derivatives and Hedging Activities. Included in the carrying amount of Trust Preferred Securities issued by BankUnited Capital as of September 30, 2004 is a $195 thousand hedge accounting adjustment made in accordance with SFAS No. 133.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

(2)	Not to exceed 12.50% prior to December 18, 2006.
(3)	Not to exceed 11.00% prior to March 26, 2007.
(4)	Not to exceed 11.90% prior to September 26, 2007.
(5)	Not to exceed 11.80% prior to November 15, 2007.
(6)	Not to exceed 11.75% prior to December 19, 2007.
(7)	Not to exceed 11.75% prior to March 26, 2008.
(8)	Not to exceed 11.75% prior to April 3, 2008.
(9)	In accordance with FIN 46, BankUnited has not consolidated these Trust Subsidiaries.

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

In connection with the redemption of trust preferred securities during fiscal 2003, BankUnited recorded $5.5 million of expenses which were recorded in other non-interest income. BankUnited did not redeem or repurchase any Trust Preferred Securities during fiscal 2004.

(9)    Accounting for Derivatives and Hedging Activities

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

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

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

The following table summarizes certain information with respect to the use of derivatives and their impact on BankUnited’s statements of income during the years ended September 30, 2004, 2003, and 2002:

	For the Years Ended September 30,
	2004	2003	2002
	(In thousands)
Fair Value Hedges
Net loss recorded in earnings due to ineffectiveness	$(5)	$—	$—

Other Derivatives (1)
Net gain (loss) recorded in earnings	924	(595)	(371)

Total	$919	$(595)	$(371)

Note:	There was no ineffectiveness related to cash flow hedges during the years ended September 30, 2004, 2003 and 2002. Within the next 12 months, BankUnited estimates that $215 thousand will be reclassified out of comprehensive income as a charge to earnings.
(1)	These derivatives are used by BankUnited to hedge interest rate risk, but do not qualify for hedge accounting treatment.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

(10)    Regulatory Capital

The Bank’s regulatory capital levels as of September 30, 2004, 2003, and 2002 were as follows:

	As of September 30,
	2004	2003	2002
	(Dollars in thousands)

Tier 1 Leverage Capital
Amount	$622,328	$514,690	$461,998
Actual Ratio	7.3%	7.3%	7.8%
Well-Capitalized Minimum Ratio (1)	5.0%	5.0%	5.0%
Adequately Capitalized Minimum Ratio (1)	4.0%	4.0%	4.0%

Tier 1 Risk-Based Capital (1)
Amount	$622,328	$514,690	$461,998
Actual Ratio	15.1%	15.5%	16.3%
Well-Capitalized Minimum Ratio (2)	6.0%	6.0%	6.0%
Adequately Capitalized Minimum Ratio (2)	4.0%	4.0%	4.0%

Total Risk-Based Capital
Amount	$644,060	$534,062	$481,546
Actual Ratio	15.6%	16.1%	17.0%
Well-Capitalized Minimum Ratio (2)	10.0%	10.0%	10.0%
Adequately Capitalized Minimum Ratio (2)	8.0%	8.0%	8.0%

(1)	Tier 1 risk-based capital ratio is the ratio of core capital to risk weighted assets.
(2)	Based on Office of Thrift Supervision regulations adopted to implement the “prompt corrective action” provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991.

Regulatory capital and net income amounts as of and for the years ended September 30, 2004, 2003 and 2002 did not differ from regulatory capital and net income amounts reported to the OTS.

Payment of dividends by the Bank is limited by federal regulations, which provide for certain levels of permissible dividend payments depending on the Bank’s regulatory capital and other relevant factors. In April and September of 2004, BankUnited Financial Corporation contributed $30 million and $20 million, respectively, in additional capital to the Bank funded by proceeds it received from the issuance of $120 million of convertible senior notes in February and March of 2004.

(11)    Stockholders’ Equity

BankUnited has a capital structure with the following characteristics:

Preferred Stock:

Issued in series with rights and preferences to be designated by the Board of Directors. As of September 30, 2004 and 2003, 10,000,000 shares of Preferred Stock were authorized, 2,000,000 of which were designated to a particular series and 8,000,000 of which were not designated.

Noncumulative Convertible Preferred Stock, Series B (“Series B Preferred”)—

•	Dividends - Quarterly noncumulative cash dividends are paid at an annual rate of $0.55 per share.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

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

Common Stock:

Issued in series with rights and preferences to be designated by the Board of Directors. As of September 30, 2004 and 2003, 60,000,000 shares of Class A Common Stock and 3,000,000 shares of Class B Common Stock were authorized. The Board has designated 50,000,000 shares of Class A Common Stock to a series as of September 30, 2004 and 40,000,000 shares as of September 30, 2003.

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

(12)    Stock Bonus Plan, Option Agreements and Other Benefit Plans

At September 30, 2004, BankUnited had certain stock-based compensation plans designed to provide incentives to current and prospective officers, directors and employees of BankUnited and its subsidiaries. Under the plans, BankUnited may award stock options, stock appreciation rights, restricted stock, deferred stock, bonus stock and awards in lieu of obligations, dividend equivalents, other stock-based awards and performance awards in each of its classes of stocks.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

The following table summarizes terms of BankUnited’s stock-based incentive compensation plans as of September 30, 2004:

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

The following table presents additional data concerning activity of BankUnited’s outstanding stock options, for all classes in the aggregate, for the three years ended September 30, 2004:

	Number of Shares	Option Price per Share	Aggregate Option Price	Weighted Average Price per Share
	(Dollars in thousands, except per share data)
Options outstanding, September 30, 2001	3,082,467	$3.23 – $14.85	$25,565	$8.29
Options granted	680,476	12.93 – 20.20	10,059	14.78
Options exercised	(310,396)	3.54 – 14.09	(2,231)	7.19
Options expired	(105,159)	3.23 – 14.09	(1,131)	10.75

Options outstanding, September 30, 2002	3,347,388	4.95 – 20.20	32,262	9.64
Options granted	1,036,300	15.50 – 32.63	20,920	20.19
Options exercised	(548,001)	5.73 – 15.56	(4,604)	8.40
Options expired	(236,346)	6.53 – 17.08	(2,963)	12.54

Options outstanding September 30, 2003	3,599,341	4.95 – 32.63	45,615	12.67
Options granted	403,319	21.98 – 43.61	11,679	28.96
Options exercised	(396,955)	4.95 – 21.62	(3,862)	9.73
Options expired	(366,307)	6.56 – 28.40	(5,683)	15.52

Options outstanding, September 30, 2004	3,239,398	$5.68 – $43.61	$47,748	$14.74

The weighted-average grant date fair value of options granted during the years ended September 30, 2004, 2003, and 2002 was $4.4 million, $8.1 million and $3.9 million, respectively.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

Summarized below is information about stock options outstanding and exercisable, for all classes in the aggregate, at September 30, 2004.

	Outstanding			Exercisable
Exercise Price Range per Share	Number of Shares Outstanding	Average Life(1)	Average Price per Share(2)	Number of Shares	Average Price per Share(2)
$ 5.68 - $ 7.56	1,000,602	3.4	$7.04	922,382	$7.0
8.63 - 12.93	609,263	4.3	10.04	548,974	10.19
13.14 - 20.12	814,139	7.5	15.58	289,376	14.89
20.30 - 29.15	580,394	8.8	23.08	92,254	23.52
31.95 - 43.61	235,000	9.3	36.19	—	—

	3,239,398			1,852,986

(1)	Weighted average contractual life remaining in years.
(2)	Weighted average exercise price per share.

Summarized below is information about stock options outstanding and exercisable, for all classes, at September 30, 2003.

	Outstanding			Exercisable
Exercise Price Range per Share	Number of Shares Outstanding	Average Life(1)	Average Price per Share(2)	Number of Shares	Average Price per Share(2)
$ 4.95 - $ 7.43	994,635	3.1	$6.92	703,644	$6.93
7.44 - 12.14	598,196	6.5	8.23	280,828	8.42
12.15 - 18.35	1,472,931	7.6	14.29	567,243	12.28
18.36 - 27.53	383,579	9.4	20.64	32,795	19.59
27.53 - 32.63	150,000	10.0	32.29	—	—

	3,599,341			1,584,510

(1)	Weighted average contractual life remaining in years.
(2)	Weighted average exercise price per share.

The following table provides information on restricted stock for the periods presented.

	For the Years Ended September 30,
	2004	2003	2002
	(Dollars in thousands, except per share data)
Restricted Stock:
Shares awarded	119,504	104,225	48,749
Weighted average grant date fair value	$30.04	$20.49	$16.38
Compensation expense	$909	$346	$402
Performance-based restricted stock:
Shares awarded	50,000	150,000	65,000
Weighted average grant date fair value	$34.54	$23.73	$19.76
Compensation expense	$1,512	$290	$86

BankUnited sponsors a 401(k) profit sharing plan for its eligible employees. Under the terms of the combined plan, eligible employees are permitted to contribute up to the limits set by law to the Plan. BankUnited

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

currently makes matching contributions in the form of BankUnited Class A Common stock at a rate of 75% of employee contributions up to a maximum matching contribution of 4.5% of the employees salary. Employees are eligible to participate in the plan after one month of service and begin vesting in BankUnited’s contribution after two years of service at the rate of 25% per year up to 100%. For fiscal 2004, 2003 and 2002, the Bank made total matching contributions of approximately $740 thousand, $720 thousand, and $659 thousand, respectively.

(13)    Income Taxes

The components of the provision for income taxes for the years ended September 30, 2004, 2003 and 2002 are as follows:

	For the Years Ended September 30,
	2004	2003	2002
	(In thousands)
Current-federal	$18,731	$72	$15,938
Current-state	781	20	1,562
Deferred	3,629	16,459	(414)

Total	$23,141	$16,551	$17,086

BankUnited’s effective tax rate differs from the statutory federal income tax rate as follows:

	Years Ended September 30,
	2004		2003		2002
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Tax at federal income tax rate	$25,852	35.0%	$19,485	35.0%	$16,592	35.0%
Increase (decrease) resulting from:
Tax exempt income	(2,563)	(3.5)	(2,352)	(4.2)	(932)	(2.0)
State tax, less effect on federal tax	508	0.7	13	—	1,002	2.1
Other, net	(656)	(0.9)	(595)	(1.1)	424	0.9

Total	$23,141	31.3%	$16,551	29.7%	$17,086	36.0%

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

The tax effects of significant temporary differences included in the net deferred tax liability as of September 30, 2004 and 2003 were:

	September 30,
	2004	2003
	(In thousands)
Deferred tax asset:
Non-accrual interest	$483	$863
Loan loss and other reserves	8,665	7,889
Unrealized losses in other comprehensive income	3,916	—
Net operating loss	—	3,159
Other	991	184

Gross deferred tax asset	14,055	12,095

Deferred tax liability:
Deferrals and amortizations	5,327	3,870
Depreciation	1,750	1,218
Unrealized gains in other comprehensive income	—	3,097
Deferred REIT income	16,228	17,814
Contingent interest on convertible senior notes	1,080	—
Other	224	32

Gross deferred tax liability	24,609	26,031

Net deferred tax liability	$10,554	$13,936

BankUnited files a consolidated federal income tax return with its subsidiaries other than BU REIT, Inc. on a fiscal year ending on September 30. BU REIT, Inc. files a separate tax return on a calendar-year basis.

At September 30, 2004, BankUnited had $409 thousand in tax bad debt reserves originating before December 31, 1987 for which deferred taxes have not been provided. The amount becomes taxable under the Internal Revenue Code upon the occurrence of certain events, including certain non-dividend distributions. BankUnited does not anticipate any actions that would ultimately result in the recapture of this amount for income tax purposes.

The components of deferred income tax benefit relate to the following:

	Years Ended September 30,
	2004	2003	2002
	(In thousands)
Deferred REIT income	$(1,586)	$17,814	$—
Differences in book/tax depreciation	532	500	355
Non-accrual interest	380	(131)	(52)
Net operating loss	3,159	(3,159)	—
Loan loss and other reserves	(776)	(132)	(1,589)
Deferrals and amortization	1,457	1,831	683
Contingent interest	1,080	—	—
Purchase accounting and other	(617)	(264)	189

Total deferred taxes	$3,629	$16,459	$(414)

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

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

Total commitments at September 30, 2004 and 2003 were as follows:

	September 30,
	2004	2003
	(In thousands)
Commitments to fund loans:
Residential	$176,727	$130,536
Commercial and commercial real estate	72,785	29,196
Construction	70,197	58,364
Unfunded commitments under lines of credit	401,441	285,621
Commercial and standby letters of credit	53,539	51,621

Total	$774,689	$555,338

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

Commercial and standby letters of credit are conditional commitments issued by BankUnited to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support trade transactions or guarantee arrangements. Fees collected on standby letters of credit represent the fair value of those commitments and are deferred and amortized over their term, which is typically one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankUnited generally holds collateral supporting those commitments if deemed necessary.

BankUnited and the Bank have employment and change in control agreements with certain members of senior management. The employment agreements, which establish the duties and compensation of the executives, have terms ranging from one year to five years, and include specific provisions for salary, bonus and other benefits. In addition to other provisions, the change in control agreements provide for severance payments in the event of a change in control.

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

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

(15)    Related Party Transactions

From time to time, BankUnited makes loans in the ordinary course of its business as a financial institution to directors, officers and employees of BankUnited, as well as to members of their immediate families and affiliates, to the extent consistent with applicable laws and regulations. As of September 30, 2004 and 2003, these loans totaled to $5.6 million, and $6.3 million, respectively.

The following table provides an analysis of changes in the amounts of related party loans during fiscal years 2004 and 2003:

	Related Party Loans
	2004	2003
	(In thousands)
Beginning balance	$6,307	$2,034
Additions	1,141	6,520
Payments	(861)	(1,728)
Other (1)	(994)	(519)

Ending balance	$5,593	$6,307

(1)	Other represents loans to individuals who are no longer related parties.

During the 2004, 2003 and 2002 fiscal years, BankUnited retained the law firm of Camner, Lipsitz and Poller, Professional Association (“CLP”), as general counsel. Alfred R. Camner, Chief Executive Officer and Chairman of the Board of BankUnited is the Senior Managing Director of CLP. During the 2004, 2003 and 2002 fiscal years, BankUnited paid CLP approximately $3.6 million, $3.7 million, and $2.3 million, respectively in legal fees allocable to loan closings, foreclosures, litigation, corporate and other matters. A substantial portion of the fees allocable to loan closings are reimbursed by borrowers.

During the 2004, 2003 and 2002 fiscal years, BankUnited obtained policies for directors’ and officers’ liability insurance, banker’s blanket bond insurance, commercial multi-peril insurance, and workers’ compensation insurance through Head-Beckham AmerInsurance Agency, Inc. (“Head-Beckham”). Based on information provided by Head-Beckham, Head-Beckham received approximately $169 thousand, $92 thousand, and $75 thousand, respectively, in commissions on premiums paid for these policies. Marc Jacobson, a director of BankUnited, is a senior vice president and member of the Board of Directors of Head-Beckham. Based on information from American Central Insurance Agency (American Central), of which Mr. Jacobson’s wife is the president and owner, American Central received approximately $130 thousand, $131 thousand, and $111 thousand during fiscal years 2004, 2003, and 2002 respectively, in commissions on premiums paid for health and dental insurance policies obtained by BankUnited through that agency.

In 1997, BankUnited entered into a lease for property located in the West Miami Airport area, on which it opened a branch office. The property was owned by a partnership owned 25% by Alfred Camner. BankUnited paid this partnership approximately $110 thousand, and $131 thousand in fiscal 2003 and 2002, respectively. During fiscal 2003, the partnership sold the underlying subject property to an unaffiliated entity and ceased receiving payments from BankUnited, thus terminating the related party relationship.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

(16)    BankUnited Financial Corporation

The following summarizes the major categories of BankUnited’s (holding company only) financial statements:

Condensed Statements of Financial Condition

	As of September 30,
	2004	2003
	(In thousands)
Assets:
Cash	$ 15,605	$ 23,201
Federal Home Loan Bank overnight deposits	75	117
Investments available for sale, at fair value	20,435	20,084
Mortgage-backed securities available for sale, at fair value	34,841	240
Loans held in portfolio, net	47,053	—
Accrued interest receivable	863	526
Investment in the Bank	646,370	549,899
Investment in other subsidiaries	3,282	6,300
Other assets	10,185	16,172

Total assets	$778,709	$616,539

Liabilities and Capital:
Convertible senior notes	$120,000	$—
Trust preferred securities and subordinated debentures	164,979	168,269
Other liabilities	1,073	897

Total liabilities	286,052	169,166
Stockholders’ equity	492,657	447,373

Total liabilities and stockholders’ equity	$778,709	$616,539

Condensed Statements of Operations

	For the Years Ended September 30,
	2004	2003	2002
	(In thousands)
Interest income	$3,552	$6,710	$2,213
Interest expense	9,509	23,232	20,201
Equity income of the Bank, other subsidiaries and other income	59,015	55,559	45,469
Non-interest expenses	6,613	8,459	2,143

Income before income taxes and preferred stock dividends	46,445	30,578	25,338
Income tax benefit	4,277	8,542	4,983

Net income before preferred stock dividends	50,722	39,120	30,321
Preferred stock dividends	379	316	257

Net income after preferred stock dividends	$50,343	$38,804	$30,064

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

Condensed Statements of Cash Flows

	For the Years Ended September 30,
	2004	2003	2002
	(In thousands)
Cash flows from operating activities:
Net income	$50,722	$39,120	$30,321
Less: Undistributed income of the other subsidiaries	(56,050)	(53,983)	(47,346)
Tax effect of stock options and restricted stock	1,962	1,537	—
Deferred Compensation	88	266	528
Other, net	7,307	6,369	(3,361)

Net cash provided by (used in) operating activities	4,029	(6,691)	(19,858)

Cash flows from investing activities:
Equity contributions to the Bank	(50,000)	—	(47,000)
Equity contributions to other subsidiaries	—	3,844	(2,167)
Purchase of investment securities available for sale	(71)	(361)	(4,287)
Purchase of mortgage loans	(46,793)	—	—
Sale of investment securities available for sale	—	4,242	2,905
Purchase of mortgage-backed securities available for sale	(39,753)	—	—
Proceeds from repayments of mortgage-backed securities available for sale	5,037	1,291	9,189
Proceeds from repayment of mortgage loans	409	—	—
Other, net	(118)	—	—

Net cash (used in) provided by investing activities	(131,289)	9,016	(41,360)

Cash flows from financing activities:
Net proceeds from issuance of junior subordinated deferrable interest debentures	—	69,734	70,064
Retirement of trust preferred securities	—	(165,520)	(21,769)
Proceeds from issuance of convertible senior notes	116,446	—	—
Net proceeds from issuance of stock	3,555	71,711	3,236
Purchase of Class B Preferred Stock	—	—	(528)
Dividends paid on preferred stock	(379)	(316)	(257)

Net cash provided by (used in) financing activities	119,622	(24,391)	50,746

Decrease in cash and cash equivalents	(7,638)	(22,066)	(10,472)
Cash and cash equivalents at beginning of year	23,318	45,384	55,856

Cash and cash equivalents at end of year	$15,680	23,318	$45,384

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

Fair values are estimated for loan portfolios with similar financial characteristics. Loans are segregated by category, such as residential mortgage, second mortgages, commercial real estate, commercial, and other installment. Each loan category is further segmented into fixed and adjustable rate interest terms and by

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

performing and non-performing status. The fair value of loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit risk inherent in the loan. The estimate of average maturity is based on historical experience with prepayments for each loan classification modified, as required, by an estimate of the effect of current economic and lending conditions.

The carrying value of FHLB stock and other earning assets, approximates fair value.

The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, savings and transaction accounts, and money market accounts, is equal to the amount payable on demand. The fair value of certificates of deposit is based on the discounted value of contractual cash flows.

The fair value of borrowings, which include FHLB advances, securities sold under agreements to repurchase and senior notes is determined by discounting the scheduled cash flows through maturity using estimated market discount rates that reflect the interest rate currently available in the market.

The estimated fair value of BankUnited’s financial instruments as of September 30, 2004 and 2003 was as follows:

	As of September 30,
	2004		2003
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$181,894	$181,894	$226,898	$226,898
Investments	333,939	333,939	296,677	296,677
Mortgage-backed securities	2,068,180	2,068,180	2,064,981	2,064,981
Loans receivable, net (1)	5,755,586	5,758,764	4,226,384	4,229,623
FHLB stock and other earning assets	156,166	156,166	123,431	123,431
Financial liabilities:
Deposits	$3,528,262	$3,538,244	$3,236,106	$3,270,614
Borrowings(2)	4,417,665	4,483,696	3,177,588	3,327,122
Trust preferred securities and subordinated debentures	164,979	165,236	162,219	162,219
Derivative instruments	874	874	(1,095)	(1,095)

(1)	Including loans held for sale.
(2)	Excluding trust preferred securities and subordinated debentures.

(18) Subsequent Event

In November of 2004, the Chairman and CEO Alfred R. Camner converted his ownership of 105,000 shares of Class B Common Stock to Class A Common Stock and sold the shares for estate and tax planning purposes. There were 536,562 shares of Class B Common Stock outstanding as of September 30, 2004, compared to 431,562 immediately following this transaction.

On November 30, 2004, BankUnited Statutory Trust VIII and BankUnited Statutory Trust IX, which are wholly owned and non-consolidated subsidiaries of BankUnited, each issued $15 million of Trust Preferred Securities. All of the proceeds from each issuance of Trust Preferred Securities, plus proceeds received from the issuance of common stock were invested in subordinated debentures issued by BankUnited. The subordinated debentures represent the sole asset of each of the Trust Subsidiaries. The Trust Preferred Securities pay

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

preferential cumulative cash distributions at the same rate as the subordinated debentures held by the Trust Subsidiaries. Considered together, back-up undertakings made by BankUnited of the obligations of the Trust Preferred Securities constitute a full and unconditional guarantee by BankUnited of the obligation of the Trust Preferred Securities.

The following table provides information for each of the issuances of Trust Preferred Securities by BankUnited Statutory Trust VIII and BankUnited Statutory Trust IX on November 30, 2004:

	Outstanding as of November 30, 2004
	Trust Preferred Securities Issued	Common Securities Issued	Subordinated Debentures Purchased	Annual Rate of Preferrential Cash Distribution		Maturity Date
BankUnited Statutory Trust VIII	$15,000	$464	$15,464	3-Month Libor + 1.86%		11/30/2034
BankUnited Statutory Trust IX	$15,000	$464	$15,464	5.835%	(1)	11/30/2034

(1)	Fixed at 5.835% until 12/30/2009 at which time the rate converts to floating at 3-Month Libor + 1.86%

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures

An evaluation of the effectiveness of the design and operation of BankUnited’s disclosure controls and procedures was carried out by BankUnited within 90 days prior to the filing date of this report, under the supervision and with the participation of BankUnited’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2004, BankUnited’s disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by BankUnited in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Subsequent to the date of the most recent evaluation of BankUnited’s internal controls, there were no significant changes in BankUnited’s internal controls or in other factors that have materially affected, or are reasonably likely to materially affect BankUnited’s internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

The information contained under the captions “Election of Directors” and “Miscellaneous Section (16)a Beneficial Ownership Reporting Compliance” to appear in BankUnited’s definitive proxy statement relating to BankUnited’s 2004 Annual Meeting of Stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of BankUnited’s fiscal year covered by this report on Form 10-K (hereinafter referred to as the “Annual Meeting Proxy Statement”), is incorporated herein by reference. Information concerning the executive officers and directors of BankUnited is included in Part I of this Report on Form 10-K.

BankUnited has adopted a “Code of Ethics for the Chief Executive Officer and Senior Financial Officers” that applies to our chief executive officer, chief financial officer and chief accounting officer and controller. This code of ethics was filed as an exhibit to BankUnited’s Annual Report on Form 10-K for the year ended September 30, 2003. We intend to satisfy the requirements under Item 10 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of this code of ethics by posting such information on our internet website (www.bankunited.com).

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

Stock Compensation Plan Information

The following table sets forth information as of September 30, 2004, with respect to stock compensation plans under which equity securities are authorized for issuance.

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issues
Stock based compensation plans approved by stockholders	3,239,398	$14.74	1,349,502
Stock based compensation plans not approved by stockholders	—	—	—

Note: Under BankUnited’s 2002 Stock Award and Incentive Plan, the number of shares of stock available for issuance under the plan is calculated as (i) 2,000,000 plus (ii) the number which become available under pre-existing plans due to cancellation, expiration, forfeiture, cash settlement or other termination without delivery of shares pursuant to awards under such pre-existing plans, plus (iii) 8% of the number of shares of stock issued or delivered by BankUnited during the term of the 2002 Plan, other than issuances or deliveries under the 2002 Plan or other stock-based compensation plans of the Company; provided that the total number of shares of stock for which incentive stock options may be granted shall not exceed (i) plus (ii) above.

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

The following consolidated financial statements of BankUnited and the report of the Independent Registered Certified Public Accounting Firm thereon filed with this report:

Report of Independent Registered Certified Public Accounting Firm (PricewaterhouseCoopers LLP).

Consolidated Statements of Financial Condition as of September 30, 2004 and 2003.

Consolidated Statement of Operations for the years ended September 30, 2004, 2003, and 2002.

Consolidated Statement of Stockholders’ Equity for the years ended September 30, 2004, 2003, and 2002.

Consolidated Statements of Cash Flows for the years ended September 30, 2004, 2003 and 2002.

Notes to Consolidated Financial Statements.

(2)	Financial Statement Schedules.

Schedules are omitted because the conditions requiring their filing are not applicable or because the required information is provided in the Consolidated Financial statements, including the Notes thereto.

(3)	Exhibits.*

3.1	Articles of Incorporation of BankUnited, as amended (Exhibit 4.1 to BankUnited’s Quarterly Report on Form 10-Q, as filed with the Commission on May 12, 2004).

3.2	Bylaws of BankUnited, as amended (Exhibit 3.2 to BankUnited’s Annual Report on Form 10-K, as filed with the Commission on December 30, 2002).

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

4.11

Indenture, dated February 27, 2004, between BankUnited and U.S. Bank National Association related to the issuance of BankUnited’s 3.125% Convertible Senior Notes due 2034 (included as Exhibit 4.2 to BankUnited’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2004).

4.12

Registration Rights Agreement, dated February 27, 2004, between BankUnited and the initial purchasers named therein (included as Exhibit 4.3 to BankUnited’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2004).

4.13	Form of 3.125% Convertible Senior Note due 2034 (included as appendix A to Exhibit 4.2 to BankUnited’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2004).

4.14

Purchase Agreement, dated February 24, 2004, between BankUnited and the initial purchasers named therein related to the issuance of BankUnited’s 3.125% Convertible Senior Notes due 2034 (included as Exhibit 4.4 to BankUnited’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2004).

10.1	Non-statutory Stock Option Plan, as amended, (Exhibit 4.9 to BankUnited’s Form S-8 Registration Statement, File No. 33-76882, as filed with the Commission on March 24, 1994).**

10.2	1992 Stock Bonus Plan, as amended (Exhibit 10.2 to BankUnited’s Form 10-K Report for the year ended September 30, 1994, the “1994 10-K”).**

10.3	1994 Incentive Stock Option Plan. (Exhibit 10.3 to the 1994 10-K).**

10.4	1996 Incentive Compensation and Stock Award Plan. (Exhibit 10.2 to BankUnited’s Report on Form 10-Q for the quarter ended December 31, 1999, as filed with the Commission on February 14, 2000).**

10.5	2002 Stock Award and Incentive Plan, as amended (included as Exhibit 10.5 to BankUnited’s Annual Report on Form 10-K filed with the Commission on December 18, 2003).**

10.6	BankUnited 401(k)/Profit Sharing Plan (Exhibit 10.6 to the Annual Report on Form 10-K filed with the Commission on December 30, 2002).**

10.7	Employment Agreement between BankUnited and Alfred R. Camner (included in Exhibit 4 to Alfred R. Camner’s Schedule 13D/A, as filed with the Commission on April 25, 2002).***

10.8	Amendment to Employment Agreement between BankUnited and Alfred R. Camner (Exhibit 2 to Alfred R. Camner’s Schedule 13D/A, as filed with the Commission on December 17, 2002).***

10.9	Employment Agreement between the Bank and Alfred R. Camner (included in Exhibit 4 to Alfred R. Camner’s Schedule 13D/A, as filed with the Commission on April 25, 2002).***

10.10	Employment Agreement between BankUnited and Ramiro Ortiz, as amended (Exhibit 10.10 to the Annual Report on Form 10-K filed with the Commission on December 30, 2002).***

10.11	Employment Agreement between the Bank and Ramiro Ortiz, as amended (Exhibit 10.11 to the Annual Report on Form 10-K filed with the Commission on December 30, 2002).***

10.12	Form of Amendment to the Employment Agreement between BankUnited and Alfred R. Camner (included as Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the Commission on August 11, 2003).***

10.13	Form of Amendment to the Employment Agreement between the Bank and Alfred R. Camner (included as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the Commission on August 11, 2003).***

10.14

Form of Amendment to the Employment Agreement between BankUnited and Alfred R. Camner (included as Exhibit 2 to Alfred R. Camner’s Schedule 13D/A, as filed with the Commission on December 15, 2003).***

10.15

Form of Amendment to the Employment Agreement between the Bank and Ramiro Ortiz (included as Exhibit 10.15 to BankUnited’s Annual Report on Form 10-K filed with the Commission on December 18, 2003).***

10.16

Form of Amendment to the Employment Agreement between BankUnited and Ramiro Ortiz (included as Exhibit 10.16 to BankUnited’s Annual Report on Form 10-K filed with the Commission on December 18, 2003).***

10.17

Form of Amendment to Employment Agreement between BankUnited and Alfred R. Camner (included as Exhibit 10.2 to BankUnited’s Quarterly Report on Form 10-Q filed with the Commission on February 12, 2004).***

10.18	Underwriting Agreement (Exhibit 1.1 to BankUnited’s Amendment No. 2 to Form S-3 Registration Statement, File No. 33-104970, as filed with the Commission on May 21, 2003).

10.19	Form of Change in Control Agreement between BankUnited and Felix Garcia (included as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Commission on August 11, 2003).***

10.20	Form of Change in Control Agreement between BankUnited and Humberto Lopez (included as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Commission on February 2, 2003).***

10.21	Form of Change in Control Agreement between BankUnited and Abel Iglesias (included as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Commission on August 11, 2003).***

10.22	Form of Change in Control Agreement between BankUnited and Robert Marsden (included as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Commission on May 2, 2003).***

10.23	Form of Change in Control Agreement between BankUnited and Carlos Fernandez-Guzman (included as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Commission on May 2, 2003).***

10.24	Form of Change in Control Agreement between BankUnited and Douglas Sawyer (included as Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the Commission on May 2, 2003).***

10.25	Form of Change in Control Agreement between BankUnited and Roberta Kressel (included as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the Commission on May 2, 2003).***

10.26	Change in Control Agreement between the Bank and Lawrence H. Blum (Exhibit 10.13 to the Annual Report on Form 10-K filed with the Commission on December 30, 2002).***

10.27	Form of Change in Control Agreement between BankUnited and Bernardo Argudin (included as Exhibit 10.1 to BankUnited’s Quarterly Report on Form 10-Q filed with the Commission on February 12, 2004).***

10.28

BankUnited Financial Corporation Code of Ethics for the Chief Executive Officer and Senior Financial Officers (included as Exhibit 10.27 to BankUnited’s Annual Report on Form 10-K filed with the Commission on December 18, 2003).

10.29

Agreement for Advances and Security Agreement with Blanket Floating Lien effective October 1, 2002 between the Bank and the Federal Home Loan Bank of Atlanta (included as Exhibit 10.1 to BankUnited’s Quarterly Report on Form 10-Q9 filed with the Commission on February 14, 2003).

10.30	Participation Agreement between the Bank and BU, Reit, Inc. (included as Exhibit 10.2 to BankUnited’s Quarterly Report on Form 10-Q filed with the Commission on February 14, 2003).

10.31

Affiliate Collateral Pledge and Security Agreement effective October 1, 2002 between the Bank, BU Reit, Inc., and the Federal Home Loan Bank of Atlanta (included as Exhibit 10.3 to BankUnited’s Quarterly Report on Form 10-Q filed with the Commission on February 14, 2003).

10.32	Employment Agreement between BankUnited and Humberto L. Lopez (included as Exhibit 10.1 to the Form 8-K filed with the Commission on December 10, 2004).***

10.33	Employment Agreement between Bank and Humberto L. Lopez (included as Exhibit 10.2 to the Form 8-K filed with the Commission on December 10, 2004).***

12.1	Statement regarding calculation of ratio of earnings to combined fixed charges and preferred stock dividends.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Power of attorney (set forth on the signature page in Part IV of this Report on Form 10-K for the year ended September 30, 2004).

31.1	Certification of the Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibits followed by a parenthetical reference are incorporated herein by reference from the documents described therein. All references to the “Commission” shall signify the Securities and Exchange Commission.
**	Compensatory plans or arrangements.
***	Contracts with Management.

(b) Reports on Form 8-K.

A current report on Form 8-K was filed on July 21, 2004 relating to BankUnited’s July 21, 2004, press release setting forth its third quarter 2004 earnings.

A current report on Form 8-K was filed on August 31, 2004 announcing the appointment of two new directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on December 10, 2004.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on December 10, 2004 on behalf of the Registrant by the following persons and in the capacities indicated.

/S/ ALFRED R. CAMNER Alfred R. Camner	Chairman of the Board, Chief Executive Officer, and Director (Principal Executive Officer)

/s/ RAMIRO A. ORTIZ Ramiro A. Ortiz	President, Chief Operating Officer, and Director

/s/ LAWRENCE H. BLUM Lawrence H. Blum	Vice Chairman of the Board, Secretary and Director

/s/ MARC D. JACOBSON Marc D. Jacobson	Director

/s/ ALLEN M. BERNKRANT Allen M. Bernkrant	Director

/s/ NEIL H. MESSINGER, M. D. Neil H. Messinger, M. D.	Director

/s/ HARDY C. KATZ Hardy C. Katz	Director

/s/ SHARON A. BROWN Sharon A. Brown	Director

/s/ ALBERT E. SMITH Albert E. Smith	Director

/s/ TOD ARONOVITZ Tod Aronovitz	Director

/s/ LAUREN CAMNER Lauren Camner	Director

/s/ HUMBERTO L. LOPEZ Humberto L. Lopez	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ BERNARDO M. ARGUDIN Bernardo M. Argudin	Senior Vice President and Corporate Controller (Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description

12.1	Statement regarding calculation of ratio of earnings to combined fixed charges and preferred stock dividends.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of the Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.