Form 10-Q
period 2004-12-31
BANKUNITED FINANCIAL CORP
filed 2005-02-08
CIK 894490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

or

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

The number of shares outstanding of the registrant’s common stock at the close of business on February 1, 2005 was 29,806,589 shares of Class A Common Stock, $.01 par value, and 431,562 shares of Class B Common Stock, $.01 par value.

This Form 10-Q contains 33 pages.

The Index to Exhibits appears on page 34.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q REPORT FOR THE QUARTER ENDED DECEMBER 31, 2004

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2004	September 30, 2004
	(Dollars in thousands, except share data)
ASSETS
Cash	$32,387	$31,062
Federal Home Loan Bank overnight deposits	11,441	148,647
Federal funds sold	938	2,185
Investments securities available for sale, at fair value	346,489	333,939
Mortgage-backed securities available for sale, at fair value	1,826,121	2,068,180
Mortgage loans held for sale at fair value	25,874	28,786
Loans held in portfolio	6,239,142	5,684,887
Add: Unearned discounts, premiums and deferred fees, net	81,056	65,992
Less: Allowance for loan losses	(24,447)	(24,079)

Loans held in portfolio, net	6,295,751	5,726,800

FHLB stock and other earning assets	153,059	156,166
Office properties and equipment, net	30,020	26,417
Real estate owned	1,602	1,611
Interest receivable	33,759	32,195
Mortgage servicing rights	15,406	15,414
Goodwill	28,353	28,353
Bank-owned life insurance	89,210	88,210
Prepaid expenses and other assets	24,262	22,480

Total assets	$8,914,672	$8,710,445

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest bearing deposits	$3,464,755	$3,281,108
Non-interest bearing deposits	262,028	247,154

Total deposits	3,726,783	3,528,262

Securities sold under agreements to repurchase	1,231,569	1,182,237
Advances from Federal Home Loan Bank	3,069,835	3,115,428
Convertible senior notes	120,000	120,000
Trust preferred securities and subordinated debentures	195,841	164,979
Interest payable	15,572	14,051
Advance payments by borrowers for taxes and insurance	24,214	59,971
Accrued expenses and other liabilities	28,851	32,860

Total liabilities	8,412,665	8,217,788

Commitments and Contingencies (See notes 4, 8 and 9)
Stockholders’ Equity
Preferred Stock, $0.01 par value	9	8
Authorized shares—10,000,000 Issued shares—853,405 and 803,405 Outstanding shares—826,685 and 776,685 Treasury shares—26,720	(528)	(528)
Class A common stock, $0.01 par value	302	299
Authorized shares—60,000,000 Issued shares—30,151,376 and 29,866,275 Outstanding shares—29,807,647 and 29,522,546 Treasury shares—343,729	(3,008)	(3,008)
Class B common stock, $0.1 par value	5	6
Authorized shares—3,000,000 Issued shares—517,762 and 622,762 Outstanding shares—431,562 and 536,562 Treasury shares—86,200	(1,011)	(1,011)
Additional paid-in capital	337,599	336,258
Retained earnings	181,135	166,713
Deferred compensation	1,230	1,216
Accumulated other comprehensive loss	(13,726)	(7,296)

Total stockholders’ equity	502,007	492,657

Total liabilities and stockholders’ equity	$8,914,672	$8,710,445

See accompanying condensed notes to consolidated financial statements

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended December 31,
	2004	2003
	(Dollars and shares in thousands, except per share data)
Interest income:
Interest and fees on loans	$70,103	$54,361
Interest on mortgage-backed securities	18,236	19,797
Interest and dividends on investments and other interest-earning assets	5,343	4,615

Total interest income	93,682	78,773

Interest expense:
Interest on deposits	19,096	18,270
Interest on borrowings	33,516	26,000
Preferred dividends of subsidiary trusts	2,789	2,424

Total interest expense	55,401	46,694

Net interest income before provision for loan losses	38,281	32,079
Provision for loan losses	1,150	975

Net interest income after provision for loan losses	37,131	31,104

Non-interest income:
Loan servicing fees	870	738
Amortization of mortgage servicing rights	(782)	(1,511)
Loan fees	1,154	939
Deposit fees	1,106	1,119
Other fees	518	480
Net gain (loss) on sale of investments and mortgage-backed securities	1,481	(595)
Net gain on sale of loans and other assets	522	1,752
Insurance and investment services income	963	942
Other	1,115	1,198

Total non-interest income	6,947	5,062

Non-interest expenses:
Employee compensation and benefits	11,196	10,804
Occupancy and equipment	5,001	3,704
Telecommunications and data processing	1,619	1,384
Advertising and promotion expense	1,444	1,151
Professional fees-legal and accounting	848	1,320
Insurance	382	357
Other	2,232	393

Total non-interest expenses	22,722	19,113

Income before income taxes	21,356	17,053
Provision for income taxes	6,831	5,503

Net income	$14,525	$11,550

Earnings Per Share:
Basic	$0.48	$0.39

Diluted	$0.45	$0.36

Weighted average number of common shares outstanding:
Basic	30,023	29,686
Diluted	32,381	32,238

See accompanying condensed notes to consolidated financial statements

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	For the Three Months Ended December 31, 2004 and 2003
	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Deferred Compensation	Accumulated Other Comprehensive Loss Net of Tax	Total Stockholders’ Equity
	(In thousands)
Balance at September 30, 2004	$8	$305	$336,258	$166,713	$(4,547)	$1,216	$(7,296)	$492,657
Comprehensive income:
Net income for the three months ended December 31, 2004	—	—	—	14,525	—	—	—	14,525
Other comprehensive loss, net of tax	—	—	—	—	—	—	(6,430)	(6,430)

Total comprehensive income	—	—	—	—	—	—	—	8,095
Payment of preferred stock dividends	—	—	—	(103)	—	—	—	(103)
Deferral of compensation	—	—	—	—	—	14	—	14
Stock option exercises and restricted stock	1	2	1,341	—	—	—	—	1,344

Balance at December 31, 2004	$9	$307	$337,599	$181,135	$(4,547)	$1,230	$(13,726)	$502,007

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Deferred Compensation	Accumulated Other Comprehensive Income (Loss) Net of Tax	Total Stockholders’ Equity
	(In thousands)
Balance at September 30, 2003	$7	$301	$328,017	$116,370	$(3,904)	$794	$5,788	$447,373
Comprehensive income:
Net income for the three months ended December 31, 2003	—	—	—	11,550	—	—	—	11,550
Other comprehensive loss, net of tax	—	—	—	—	—	—	(6,935)	(6,935)

Total comprehensive income	—	—	—	—	—	—	—	4,615
Payment of preferred stock dividends	—	—	—	(81)	—	—	—	(81)
Deferral of compensation	—	—	—	—	—	217	—	217
Shares acquired through deferred compensation arrangements	—	—	—	—	(526)	—	—	(526)
Stock option exercises and restricted stock	1	2	2,476	—	—	—	—	2,479

Balance at December 31, 2003	$8	$303	$330,493	$127,839	$(4,430)	$1,011	$(1,147)	$454,077

See accompanying condensed notes to consolidated financial statements

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended December 31,
	2004	2003
	(In thousands)
Cash flows used in operating activities	$(13,014)	$(7,010)
Cash flows from investing activities:
Net increase in loans held in portfolio	(572,635)	(186,955)
Purchase of investment securities available for sale	(49,880)	(10,401)
Purchase of mortgage-backed securities available for sale	—	(267,546)
Purchase of other earning assets	(17,673)	(23,549)
Purchase of office properties and equipment	(5,051)	(2,083)
Proceeds from repayments of investment securities available for sale	2	—
Proceeds from repayments of mortgage-backed securities available for sale	179,866	218,855
Proceeds from repayments of other earning assets	20,780	23,801
Proceeds from sale of investment securities available for sale	33,720	—
Proceeds from sale of mortgage-backed securities available for sale	86,114	94,334
Proceeds from sale of real estate owned and other assets	1,017	2,735

Net cash used in investing activities	(323,740)	(150,809)

Cash flows from financing activities:
Net increase in deposits	198,521	47,830
Net decrease in Federal Home Loan Bank advances	(44,032)	(4,994)
Net increase in securities sold under agreements to repurchase	49,332	103,155
Net proceeds from issuance of Subordinated Debentures	30,928	—
Net proceeds from issuance of stock	737	1,816
Dividends paid on preferred stock	(103)	(81)
Decrease in advances from borrowers for taxes and insurance	(35,757)	(32,814)

Net cash provided by financing activities	199,626	114,912

Decrease in cash and cash equivalents	(137,128)	(42,907)
Cash and cash equivalents at beginning of period	181,894	226,898

Cash and cash equivalents at end of period	$44,766	$183,991

Supplemental disclosure of non-cash investing and financing activities:
Securitization of mortgage loans held for sale	$31,534	$87,808
Transfer of loans held for sale to portfolio	—	$70,760

See accompanying condensed notes to consolidated financial statements

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Principles of Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of BankUnited Financial Corporation (“BankUnited”) and its subsidiaries, including BankUnited, FSB (the “Bank”), with the exception of BankUnited’s trust subsidiaries which do not meet the criteria for consolidation under FASB Interpretation No. 46. All significant intercompany transactions and balances associated with consolidated subsidiaries have been eliminated.

The unaudited consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the three-month period ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005. These condensed notes should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in BankUnited’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

Certain prior period amounts have been reclassified to conform to the December 31, 2004 consolidated financial statements presentation.

2.    Impact of Certain Accounting Pronouncements

SFAS No. 148

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure.” Under SFAS No. 148, alternative methods of transition are provided for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS 123, “Accounting for Stock Based Compensation” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

As permitted by SFAS No. 123, BankUnited continues to follow the intrinsic value method of accounting for stock-based compensation under the provisions of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees” through June 30, 2005. Accordingly, the alternative methods of transition for the fair value based method of accounting for stock-based employee compensation provided by SFAS No. 148 do not apply to BankUnited. BankUnited is required under the provisions of SFAS No. 148 amending SFAS 123 and APB No. 28, “Interim Financial Reporting,” to provide additional disclosures in both annual and interim financial statements.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The disclosure requirements under SFAS No. 148 for interim financial statements are effective and were adopted by BankUnited on January 1, 2003. The following table provides the required disclosures for the three month period ended December 31, 2004 compared to the same period in the prior year:

	For the Three Months Ended December 31,
	2004	2003
	(Dollars in thousands)
Net income, as reported	$14,525	$11,550
Add: Total stock-based employee and director compensation expense included in net income, net of related tax effects	403	200
Deduct: Total stock-based employee and director compensation expense determined under the fair value based method for all awards, net of related tax effects	(772)	(558)

Pro forma net income	$14,156	$11,192

Earnings per share:
Basic — as reported	$0.48	$0.39

Basic — pro forma	$0.47	$0.37

Diluted — as reported	$0.45	$0.36

Diluted — pro forma	$0.44	$0.35

Assumptions for weighted average grant-date fair value of options using the Black Scholes option pricing model are as follows:
Dividend yield	—	—
Expected volatility	28.0%	36.8%
Risk free interest rate	3.35%	3.26%
Expected life (years)	4.75	5.12

SFAS No. 123R

In December 2004, the FASB issued a statement to revise SFAS No. 123 and SFAS No. 95, “Share-Based Payment,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The Statement will eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and will require instead that such transactions be accounted for using a fair-value-based method. The FASB has indicated that the statement will be effective for any interim or annual period beginning after June 15, 2005, meaning that an entity should apply the statement to all employee awards of share-based payment granted, modified, or settled in any interim or annual period beginning after June 15, 2005. Management has not yet determined the impact that this statement will have on BankUnited’s consolidated financial condition and results of operations. See Note 11. Subsequent Events for information on the acceleration of vesting periods for two stock option grants.

EITF Issue No. 04-8

As previously disclosed, the Emerging Issues Task Force of the FASB recently reached a consensus position Issue No. 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of Diluted Earnings Per Share”, which could have required that the dilutive effect of contingently convertible debt instruments such as BankUnited’s 3.125% Convertible Senior Notes (the “Notes”), be reflected in BankUnited’s calculation of diluted earnings per share for reporting periods ending after December 15, 2004. Previous accounting rules provided for the exclusion of the effect of the contingently convertible instruments until the contingency had been satisfied.

In December, 2004, BankUnited entered into a First Supplemental Indenture (the “First Supplemental Indenture”), in respect of its $120 million aggregate principal amount of the Notes. The First Supplemental Indenture amends the indenture governing the Notes dated as of February 27, 2004 (the “Indenture”), between BankUnited and the Trustee.

Under the original terms of the Indenture, the Notes were convertible by holders, under certain circumstances described in the Indenture, into shares of BankUnited’s Class A Common Stock, cash in lieu of shares of Class A Common Stock, or a combination of cash and shares of Class A Common Stock. Under the terms of the First Supplemental Indenture, BankUnited has irrevocably elected and agreed to pay only cash in settlement of the principal amount of the Notes in respect of its conversion obligations. BankUnited has retained the right to elect to settle any and all conversion obligations in excess of the principal amount of the Notes in cash or shares of Class A Common Stock or a combination of cash and shares of Class A Common Stock.

As a result of the amendment effected by the First Supplemental Indenture, BankUnited does not expect that the Notes will have an effect on the calculation of BankUnited’s diluted average shares outstanding until the market price for BankUnited’s Class A Common Stock exceeds the conversion price.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Investment and Mortgage-backed Securities Available for Sale

Investment Securities Available for Sale

Presented below is an analysis of investments designated as available for sale.

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. government agency securities	$72,673	$—	$(233)	$72,440
Preferred stock of the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National Mortgage Association (“FNMA”)	96,088	462	(2,920)	93,630
Trust preferred securities of other issuers	83,077	2,409	(205)	85,281
Mutual funds and other bonds	95,968	38	(1,878)	94,128
Other equity securities	932	78	—	1,010

Total	$348,738	$2,987	$(5,236)	$346,489

	September 30, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. government agency securities	$52,038	$539	$—	$52,577
Preferred stock of FHLMC and FNMA	96,089	436	(2,028)	94,497
Trust preferred securities of other issuers	88,567	4,072	(250)	92,389
Mutual funds and other bonds	95,186	34	(1,706)	93,514
Other equity securities	932	30	—	962

Total	$332,812	$5,111	$(3,984)	$333,939

Investment securities available for sale as of December 31, 2004, by contractual maturity, are shown below.

	December 31, 2004
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$8,375	$8,358
Due after one year through five years	81,802	81,649
Due after five years through ten years	861	856
Due after ten years	94,527	96,341
Mutual funds and equity securities	163,173	159,285

Total	$348,738	$346,489

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mortgage-Backed Securities Available for Sale

Presented below is an analysis of mortgage-backed securities designated as available for sale.

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
FNMA mortgage-backed securities	$323,829	$201	$(4,532)	$319,498
FHLMC mortgage-backed securities	95,973	89	(1,493)	94,569
Collateralized mortgage obligations	3,223	—	(25)	3,198
Mortgage pass-through certificates	1,421,149	2,152	(14,445)	1,408,856

Total(1)	$1,844,174	$2,442	$(20,495)	$1,826,121

	September 30, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
FNMA mortgage-backed securities	$361,326	$640	$(3,714)	$358,252
FHLMC mortgage-backed securities	114,869	72	(1,355)	113,586
Collateralized mortgage obligations	4,648	—	(34)	4,614
Mortgage pass-through certificates	1,598,498	3,624	(10,394)	1,591,728

Total(1)	$2,079,341	$4,336	$(15,497)	$2,068,180

(1)	As of both December 31, 2004 and September 30, 2004, there were $1.9 million of retained securities from securitized loans included in BankUnited’s portfolio of mortgage-backed securities. These amounts represent the fair value of those securities and do not include servicing rights.

Mortgage-backed securities available for sale as of December 31, 2004, by contractual maturity and adjusted for anticipated prepayments, are shown below.

	December 31, 2004
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$535,461	$530,388
Due after one year through five years	1,108,834	1,097,748
Due after five years through ten years	105,036	104,041
Due after ten years	94,843	93,944

Total	$1,844,174	$1,826,121

Based on the internal model used by BankUnited, estimated average duration of the mortgage-backed securities portfolio as of December 31, 2004 was 2.87 years. This duration extends to 3.37 years in a hypothetical scenario which adds 100 basis points to market interest rates. The model used by BankUnited is based on assumptions which may differ from the eventual outcome.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Convertible Senior Notes

BankUnited’s 3.125% Convertible Senior Notes (the “Notes”) are convertible by holders into cash and shares of BankUnited’s Class A Common Stock at an initial conversion rate of 26.2771 shares of Class A Common Stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of $38.06 per share of Class A Common Stock (subject to adjustment in certain events), only under the following circumstances: (1) during any fiscal quarter after the first fiscal quarter ended March 31, 2004 if the closing sale price of BankUnited’s Class A Common Stock exceeds 125% of the then current conversion price for at least 20 consecutive trading days in the 30 consecutive trading-day period ending on the last trading day of the immediately preceding fiscal quarter, (2) during prescribed periods, upon the occurrence of specified corporate transactions, or (3) if we have called the notes for redemption.

As indicated in the discussion of SFAS No. 123R in Note 1. Impact of Certain Accounting Pronouncements, BankUnited entered into a supplemental Indenture agreement on December 28, 2004 to irrevocably elect and agree that it will pay only cash in settlement of the principal amount of its outstanding Notes in respect of its conversion obligations. As a result, BankUnited will reflect the effects of the Notes in diluted earnings per share using the treasury stock method. Under current accounting rules, until the market price of the Class A Common Stock exceeds the conversion price, no additional earnings dilution will take place. As the price of Class A Common Stock exceeds the conversion price, an increasing number of shares would be included in diluted earnings per share.

The Notes will mature on March 1, 2034. BankUnited may redeem for cash some or all of the Notes at any time on or after March 1, 2011 at 100% of the principal amount of the Notes plus any accrued and unpaid interest, contingent interest and additional amounts, if any.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Earnings Per Share

The following tables reconcile basic and diluted earnings per share for the three months ended December 31, 2004 and 2003.

	For the Three Months Ended December 31,
	2004	2003
	(Dollars and shares in thousands, except per share data)
Basic earnings per share:
Numerator:
Net income	$14,525	$11,550
Preferred stock dividends	103	81

Net income available to common stockholders	$14,422	$11,469

Denominator:
Weighted average common shares outstanding	30,023	29,686

Basic earnings per share	$0.48	$0.39

Diluted earnings per share:
Numerator:
Net income available to common stockholders	$14,422	$11,469
Plus:
Convertible preferred stock dividends	103	81

Diluted net income available to common stockholders	$14,525	$11,550

Denominator:
Weighted average common shares outstanding	30,023	29,686
Plus:
Stock options and restricted stock	1,558	1,795
Convertible preferred stock	800	757

Diluted weighted average shares outstanding	32,381	32,238

Diluted earnings per share(1)	$0.45	$0.36

(1)	There were no antidilutive effects during the three month periods ending December 31, 2004 and 2003.

Basic earnings per share is calculated by dividing net income, adjusted for dividends declared on preferred stock, by the weighted number of shares of common stock outstanding.

Diluted earnings per share is calculated under the treasury stock method by dividing net income by the weighted average number of shares of common stock outstanding, assuming conversion of outstanding convertible preferred stock from the beginning of the period, the exercise of stock options, and unvested restricted stock. Such adjustments to net income and the weighted average number of shares of common stock are made only when such adjustments dilute earnings per share; antidilutive effects related to convertible debt, stock options, and restricted stock awards are not considered in the computation of dilutive earnings per share.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Regulatory Capital

The Bank’s regulatory capital levels as of December 31, 2004 and September 30, 2004 were as follows:

	As of December 31, 2004	As of September 30, 2004
	(Dollars in thousands)
Tier 1 Leverage Capital
Amount	$638,978	$526,368
Actual Ratio	7.3%	7.3%
Well-Capitalized Minimum Ratio(1)	5.0%	5.0%
Adequately Capitalized Minimum Ratio(1)	4.0%	4.0%

Tier 1 Risk-Based Capital
Amount	$638,978	$526,368
Actual Ratio	14.7%	15.4%
Well-Capitalized Minimum Ratio(1)	6.0%	6.0%
Adequately Capitalized Minimum Ratio(1)	4.0%	4.0%

Total Risk-Based Capital
Amount	$661,021	$543,119
Actual Ratio	15.2%	15.9%
Well-Capitalized Minimum Ratio(1)	10.0%	10.0%
Adequately Capitalized Minimum Ratio(1)	8.0%	8.0%

(1)	Based on Office of Thrift Supervision regulations.

In April and September of 2004, BankUnited Financial Corporation contributed $30 million and $20 million, respectively, in additional capital to the Bank funded by proceeds it received from the issuance of $120 million of convertible senior notes in February and March of 2004.

7.    Comprehensive Income

BankUnited’s comprehensive income includes all items which comprise net income, plus other comprehensive (loss) income. For the three months ended December 31, 2004 and 2003 BankUnited’s comprehensive income was as follows:

	For the Three Months Ended December 31,
	2004	2003
	(In thousands)
Net income	$14,525	$11,550
Other comprehensive loss, net of tax:
Unrealized loss arising during the period on securities, net of tax benefit of $3,024 and $3,781 for the three months ended December 31, 2004 and 2003, respectively	(5,615)	(7,022)
Unrealized gain on cash flow hedges, net of tax of $66 and $146 for the three months ended December 31, 2004 and 2003, respectively	123	271
Less reclassification adjustment for:
Realized gain (loss) on securities sold included in net income, net of tax expense (benefit) of $563 and $(8) for the three months ended December 31, 2004 and 2003, respectively	1,046	(16)
Realized (loss) gain on cash flow hedges, net of tax (benefit) expense of $58 and $91 for the three months ended December 31, 2004 and 2003, respectively	(108)	168

Total other comprehensive loss, net of tax	(6,430)	(6,935)

Comprehensive income	$8,095	$4,615

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Forward Sales Contracts

BankUnited enters into forward sales contracts in order to economically hedge fair value exposure of loan commitments to a change in interest rates. Since both the loan commitments and forward sales contracts are derivatives, this hedging relationship does not qualify for hedge accounting under SFAS No. 133. Accordingly, the fair value changes of forward sales contracts, related to loan commitments, are also recorded in earnings under non-interest expense with an offset in other liabilities on the balance sheet.

These forward contracts extend beyond the loan commitment period and are also used to offset fair value exposure of loans held for sale to a change in interest rates. This relationship exists until either the loan is sold or until the forward contract expires. These forward contracts may be allocated to loans held for sale in a relationship that qualifies for hedge accounting, in which case any ineffectiveness is charged to earnings under non-interest expense with an offset to the balance sheet in other liabilities. They may also be allocated to loans held for sale that are accounted for under the lower of cost or market method, in which case their changes in fair value are recorded in earnings under non-interest expense with an offset in other liabilities on the balance sheet.

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

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes certain information with respect to the use of derivatives and their impact on BankUnited’s statements of income during the three months ended December 31, 2004 and 2003:

	For the Three Months Ended December 31,
	2004	2003
	(In thousands)
Fair Value Hedges
Net gain recorded in earnings due to ineffectiveness	$37	$80

Other Derivatives (1)
Net (loss) gain recorded in earnings	(36)	1,250

Total	$1	$1,330

Note:	There was no ineffectiveness related to cash flow hedges during the three months ended December 31, 2004 and 2003. Within the next 12 months, BankUnited estimates that $279 thousand will be reclassified out of comprehensive income as a charge to earnings.

(1)	These derivatives are used by BankUnited to hedge interest rate risk, but do not qualify for hedge accounting treatment.

9.    Commitments and Contingencies

Standby letters of credit are off balance sheet instruments which represent conditional commitments issued by BankUnited to guarantee the performance of a customer to a third party. BankUnited had outstanding standby letters of credit, and risk participations, in the amount of $49.9 million and $53.5 million as of December 31, 2004 and September 30, 2004, respectively. Fees collected on standby letters of credit and risk participations represent the fair value of these commitments and are deferred and amortized over their term, which is typically one year or less.

BankUnited is a party to certain claims and litigation arising in the ordinary course of business. In the opinion of management, the resolution of such claims and litigation will not materially affect BankUnited’s consolidated financial position or results of operations.

10.    Related Party Transactions

In November 2004, the Bank entered into a sublease agreement with the law firm of Camner, Lipsitz and Poller, P.A. (CLP) whereby the Bank would sublease a portion of the premises it leases for executive office space located at 255 Alhambra Circle, Coral Gables, Florida to CLP. The portion of the premises leased to CLP consists of approximately 2,223 square feet. The term of the sublease commenced on December 1, 2004 and will extend through January 31, 2014 with the option to extend the term for four successive five-year terms. Lease payments due from CLP are approximately $61 thousand per year. Additional incremental costs may be passed through from the master lease.

11.    Subsequent Events

Acceleration of Vesting

On January 24, 2005, the Compensation Committee of the Board of Directors of BankUnited determined to accelerate the vesting of two stock options which were granted to Alfred Camner, the BankUnited’s Chief Executive Officer, and Ramiro Ortiz, the BankUnited’s President and Chief Operating Officer, under BankUnited’s 2002 Stock Award and Incentive Plan (the “2002 Plan”) on September 30, 2004. The acceleration of vesting was approved to become effective automatically if, and at such time, that the market price of BankUnited’s Class A Common Stock closed below $29.15 per share. The exercise prices of both options were

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

based on the fair market value of the BankUnited’s Class A Common Stock on the date of grant, which was $29.15. On January 25, 2005 the price of BankUnited’s Class A Common Stock closed at $29.04 per share. As a result of the acceleration, the option granted to the CEO for the purchase of 75,000 shares of BankUnited’s Noncumulative Convertible Preferred Stock, Series B, and the option granted to the President and COO for the purchase of 50,000 shares of BankUnited’s Class A Common Stock, became immediately vested and exercisable on January 25, 2005, instead of vesting in five equal installments commencing on the first anniversary of the date of grant.

The 2002 Plan permits the Compensation Committee to adjust the terms and conditions of awards granted under that plan in response to changes in accounting principles, among other reasons, subject to certain restrictions. The Compensation Committee has determined to accelerate the vesting of these options as a result of the issuance by the FASB of SFAS No. 123R, which BankUnited expects to adopt effective July 1, 2005. BankUnited anticipates that, by accelerating the vesting of these options at a time when their exercise price was higher than the market price, BankUnited will not be required to recognize compensation expense on the options. The value of these options will be reflected in the footnote disclosures to BankUnited’s financial statements for the quarter ending March 31, 2005, as required by Financial Accounting Standard 148. BankUnited projects that, if the vesting of these options had not been accelerated, then SFAS 123R would have required BankUnited to recognize approximately $1.4 million in compensation expense from these options over their remaining vesting terms, in quarters beginning after June 15, 2005.

In exchange for the benefits conferred on the CEO by the accelerated vesting of his option, the Compensation Committee and the CEO have agreed that the term of such option shall be shortened from ten years to eight years. The Committee has agreed with the President and COO that the term of his employment agreement, which would otherwise expire on September 30, 2007, shall be extended by one additional year, subject to such other terms and conditions specified therein. See discussions on SFAS No. 148 and SFAS No. 123R in Note 1 Impact of Certain Accounting Pronouncements.

Purchase of BankUnited Class A Common Stock

On January 28, 2005, BankUnited purchased 11,500 shares of its Class A Common Stock in the open market at a price of $29.03 per share for a total of $333,840. This represents the first purchase of stock under a stock purchase plan authorized by BankUnited’s Board of Directors to purchase up to 1,000,000 shares of its Class A Common Stock in open market transactions. This stock purchase plan was announced by BankUnited on October 24, 2002.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Form 10-Q, “BankUnited,” “we,” “us” and “our” refers to BankUnited and its subsidiaries on a consolidated basis. The following discussion and analysis and the related financial data present a review of BankUnited’s consolidated operating results for the three month periods ended December 31, 2004 and 2003 and consolidated financial condition as of December 31, 2004. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in BankUnited’s Annual Report on Form 10-K for the year ended September 30, 2004.

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

In evaluating BankUnited’s financial condition and operating performance, management focuses on increasing loan originations to residential mortgage, commercial and commercial real estate customers, increasing total and core deposit balances, improving BankUnited’s net interest margin, maintaining high credit standards, low levels of non-performing assets and adequate loan loss reserves, managing interest rate risk, controlling expenses, and ensuring adequate funding for ongoing growth. Based on these factors, highlights of BankUnited’s performance for first quarter of fiscal 2005 include:

•	Loan production for the first quarter of fiscal 2005 improved by 52% compared to the same quarter in fiscal 2004, to reach $1.1 billion.

•	Total loans, net increased to $5.8 billion, up 9.8% for the quarter compared to September 30th of 2004.

•	Non-performing assets as a percentage of total assets of 0.19%, down from 0.20% at September 30th of 2004.

•	Total deposits of $3.7 billion, up by 5.6% compared to $3.5 billion at September 30, 2004.

•	Non-interest bearing deposits increased by 6.0% during the quarter to $262 million as of December 31, 2004.

•	Market capitalization increased during the quarter by 10% to $966 million as of December 31, 2004.

•	Record net income of $14.5 million, up 26% over the 1st quarter of fiscal 2004.

See discussion in RESULTS OF OPERATIONS and FINANCIAL CONDITION for more information on BankUnited’s operating performance during the quarter ended December 31 2004 compared to the same period in 2003, and changes in financial condition from September 30, 2004.

Fiscal 2005 Developments

BankUnited opened a loan production office in Arizona in January 2005 and three full-service banking offices in Florida during February of 2005. As of February 7, 2005 BankUnited was operating 53 full-service banking offices. BankUnited plans to open 7 to 11 additional banking offices by the end of the calendar year 2005.

On January 28, 2005, BankUnited purchased 11,500 shares of its Class A Common Stock in the open market at a price of $29.03 per share for a total of $333,840. This represents the first purchase of stock under a stock purchase plan authorized by BankUnited’s Board of Directors to purchase up to 1,000,000 shares of its Class A Common Stock in open market transactions. This stock purchase plan was announced by BankUnited on October 24, 2002.

Critical Accounting Policies

BankUnited’s financial position and results of operations are impacted by management’s application of accounting policies involving judgments made to arrive at the carrying value of certain assets. In implementing its policies, management must make estimates and assumptions about the effect of matters that are inherently less than certain. Actual results could differ significantly from these estimates which could materially affect the amounts of our assets, liabilities, income and expenses. Critical accounting policies applied by BankUnited include the allowance for loan losses and the valuation of mortgage servicing rights pertaining to the sale or securitization of mortgage loans. Estimates impacting the carrying value of the loan portfolio, include the amount of the allowance for loan losses, and the valuation of loans held for sale. On a periodic basis, management obtains a valuation of mortgage servicing rights prepared by independent third parties.

For a more detailed discussion on these critical accounting policies, see “Critical Accounting Policies” on page 20 of BankUnited’s Annual Report on Form 10-K for the year ended September 30, 2004.

Accounting Pronouncements Issued and Not Yet Adopted

BankUnited expects to implement Statement of Financial Accounting Standards No. 123 Revised “Accounting for Stock Based Compensation”, (“SFAS No. 123R”) in the fourth quarter of its fiscal year 2005. See Note 2. Impact of Certain Accounting Pronouncements – SFAS No. 123R in the condensed notes to consolidated financial statements. Management has already taken measures to reduce the impact that share-based compensation arrangements will have on earnings upon the adoption of SFAS No. 123R (See Note 11. Subsequent Events Acceleration of Vesting in the condensed notes to consolidated financial statements). Management is evaluating the overall impact that the new rules for share-based compensation arrangements will have on earnings upon the adoption of SFAS No. 123R.

RESULTS OF OPERATIONS

For the Three Months Ended December 31, 2004 Compared to the Same Period in 2003

General

Net income for the three months ended December 31, 2004 was $14.5 million, up 26% from $11.6 million for the same quarter last year. Basic and diluted earnings were $0.48 and $0.45 per share, respectively, for the quarter, up from $0.39 and $0.36 per share, respectively, for the same quarter last year. The net increase in net income of $2.9 million includes an increase in net interest income before provision for loan losses of $6.2 million, an increase in non-interest income of $1.9 million, an increase in non-interest expense of $3.6 million, and an increase in tax provision of $1.3 million.

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

Yields Earned and Rates Paid

	For the Three Months Ended December 31,
	2004			2003
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, net(1)	$6,025,555	$70,103	4.65%	4,286,556	54,361	5.07%
Mortgage-backed securities	1,955,160	18,236	3.73%	2,101,452	19,797	3.77%
Short-term investments(2)	18,478	163	3.53%	16,775	92	2.19%
Investment securities and FHLB stock	490,855	5,180	4.22%	420,896	4,523	4.30%

Total interest-earning assets	8,490,048	93,682	4.40%	6,825,679	78,773	4.61%

Interest-bearing liabilities:
Transaction and money market	397,869	1,199	1.20%	368,046	960	1.03%
Savings	972,368	4,398	1.79%	868,653	3,598	1.64%
Certificates of deposits	1,956,489	13,499	2.76%	1,814,463	13,712	3.02%
Trust preferred securities and subordinated debentures(3)	175,702	2,789	6.30%	168,231	2,424	5.72%
Senior notes(4)	120,000	1,070	3.54%	200,000	3,436	6.82%
FHLB advances and other borrowings(3)	4,263,078	32,446	3.02%	2,902,562	22,564	3.08%

Total interest-bearing liabilities	$7,885,506	$55,401	2.79%	$6,321,955	$46,694	2.93%

Excess of interest-earning assets over interest-bearing liabilities	$604,542			$503,724

Net interest income		$38,281			$32,079

Interest rate spread			1.61%			1.68%
Effect of non-interest bearing sources			0.20%			0.23%

Net interest margin			1.81%			1.91%

Ratio of interest-earning assets to interest-bearing liabilities	107.67%			107.97%

Note:	The yields and rates along with the corresponding interest rate spread and net interest margin represent the yields earned and rates paid on BankUnited’s interest-earning assets and interest-bearing liabilities, respectively, for the periods presented. The yields are annualized and are not calculated on a tax equivalent basis.
(1)	Includes loans held for sale. Also includes average non-accruing loans of $16.3 million and $33.2 million for the three months ended December 31, 2004 and 2003, respectively.
(2)	Short-term investments include FHLB overnight deposits, federal funds sold, and certificates of deposit.
(3)	Includes the effect of interest rate swaps. For more information on interest rate swaps see Note 8 of the accompanying condensed notes to consolidated financial statements.
(4)	Includes convertible senior notes issued in February and March of 2004, and senior notes up until February 2004, which matured at that time.

The net interest margin decreased this quarter to 1.81%, down from 1.91% for the same quarter last year. This decrease resulted primarily from the lagging effect on the re-pricing of the adjustable rate mortgage loans as short-term interest rates increased during the quarter. Approximately 42% of BankUnited’s loan portfolio as of December 31, 2004, consisted of adjustable rate mortgages indexed to the Monthly Treasury Average (MTA).

The MTA index is the twelve month average of the monthly average yields of U.S. Treasury securities adjusted to a constant maturity of one year. The twelve month look back period and averaging nature of this index results in a slower reaction to changes in short term interest rates on assets indexed to the MTA than on liabilities priced at the short term market rates. This lag can produce volatility in the net interest margin. In a rising interest rate environment, this lagging effect will tend to reduce the net interest margin with improvement as the short-term interest rates level off or reduce. The magnitude of the impact on margin is a function of the size of the interest rate movement and frequency of change while the timing of the lag is driven by the twelve month averaging. (See Lag Risk in Item 7A. of BankUnited’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004)

Additionally, the margin was adversely affected by the level of prepayments during the quarter ended December 31, 2004, changes in the level of prepayments could affect the net interest margin in the future.

Net interest income before provision for loan losses was $38 million for the quarter ended December 31, 2004, a $6.2 million, or 19% increase over $32 million for the same period in 2003. The total net increase of $6.2 million is due to two overall factors: a net increase of $10.6 million due to changes in volume of average interest earning assets and interest-bearing liabilities, and a net decrease of $4.4 million due to changes in yields earned on interest-earning assets and rates paid on interest-bearing liabilities (see the Rate/Volume Analysis table).

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

	For the Three Month Period Ended December 31, 2004 vs. 2003
	Increase (Decrease) Due to
	Changes in Volume	Changes in Rate	Total Increase/ (Decrease)
	(Dollars in thousands)
Interest income attributable to:
Loans, net (1)	$22,054	$(6,312)	$15,742
Mortgage-backed securities	(1,378)	(183)	(1,561)
Short-term investments(2)	9	62	71
Investment securities and FHLB stock	752	(95)	657

Total interest-earning assets	21,437	(6,528)	14,909

Interest expense attributable to:
Transaction and money market	77	162	239
Savings	426	374	800
Certificates of deposit	1,073	(1,286)	(213)
Trust Preferred Securities and subordinated debentures(3)	107	258	365
Senior notes(4)	(1,363)	(1,003)	(2,366)
FHLB advances and other borrowings	10,490	(608)	9,882

Total interest-bearing liabilities	10,810	(2,103)	8,707

Increase (decrease) in net interest income	$10,627	$(4,425)	$6,202

(1)	Includes interest earned on loans held for sale.
(2)	Short-term investments include FHLB overnight deposits, federal funds sold, securities purchased under agreements to resell, and certificates of deposit.
(3)	Includes the effect of interest rate swaps. See Note 8 of the accompanying condensed notes to consolidated financial statements for more information on interest rate swaps.
(4)	Includes interest expense on convertible senior notes issued in February and March of 2004, and interest expense on senior notes up until February 2004, when the senior notes matured.

Interest Income.    Interest income increased by $15 million for the three months ended December 31, 2004, compared to the same period in 2003. This improvement was generated by an increase of $1.7 billion in average loans outstanding during the three months ended December 31, 2004, compared to the same period in 2003, which increased interest income by $22 million, offset by decreases of $6.3 million due to a reduction in yield of 42 basis points on those loans.

The overall yield on interest earning assets decreased by 21 basis points.

Interest Expense.    Interest expense increased by $8.7 million for the three months ended December 31, 2004, compared to the same period in 2003. This net change is the result of increases in interest expense of $10.8 million due to changes in volume, offset by decreases of $2.1 million due to a reduction in rates.

The growth in loans was funded by an increase of $1.4 billion in average FHLB advances outstanding during the three months ended December 31, 2004, compared to the same period in 2003. This resulted in increased interest expense of $10.5 million offset by a $0.6 million decrease due to rate changes between the two periods.

In February 2004, $200 million in senior notes were repaid and replaced with $120 million of convertible senior notes during the same quarter of that year. The interest rate on senior debt declined from 6.82% for the quarter ended December 31, 2003 to 3.54% for the quarter ended December 31, 2004. The combined volume and rate changes reduced senior note expense by $2.4 million.

The overall cost of interest bearing liabilities was reduced by 14 basis points.

Provision for Loan Losses.    BankUnited records a provision for loan losses as a charge to income in amounts necessary to adjust the allowance for loan losses as determined by management through its review of asset quality. The provision for loan losses of $1.2 million for three months ended December 31, 2004 represents an increase compared to $1.0 million for the same period in 2003. Net charge-offs for the three months ended December 31, 2004 were $782 thousand compared to $546 thousand for 2003. See Asset Quality for information on BankUnited’s allowance for loan losses.

Analysis of Non-Interest Income and Expenses

	For the Three Months Ended December 31,
	2004	2003	Increase/(Decrease)
	(Dollars in thousands)
Non-interest income:
Loan servicing fees	$870	$738	$132	17.9%
Amortization of mortgage servicing rights	(782)	(1,511)	729	(48.2)
Loan fees	1,154	939	215	22.9
Deposit fees	1,106	1,119	(13)	(1.2)
Other fees	518	480	38	7.9
Net gain (loss) on sale of investment and mortgage-backed securities	1,481	(595)	2,076	(348.9)
Net gain on sale of loans and other assets	522	1,752	(1,230)	(70.2)
Insurance and investment services income	963	942	21	2.2
Other	1,115	1,198	(83)	(6.9)

Total non-interest income	$6,947	$5,062	$1,885	37.2%

Total non-interest income reached $6.9 million for the quarter, up 37% over the same quarter last year. Non-interest income included net gains from the sale of loans, investments and mortgage-backed securities of $2.0 million for the quarter ended December 31, 2004, as compared to $1.2 million for the same quarter last year.

BankUnited’s portfolio of residential loans serviced for others was $1.2 billion at December 31, 2004. BankUnited provided for the amortization of $0.8 million of servicing rights for the quarter, compared to $1.5 million for the same quarter last year. This amortization, offset by fees earned on these loans of $0.9 million, resulted in net revenue of $88 thousand in the first quarter compared to net losses of $773 thousand for the same quarter last year.

Fee income, which includes loan fees, deposit fees and other fees (excluding loan servicing fees), was $2.8 million for the first quarter of fiscal 2005, up 9.5% compared to the same quarter last year.

Insurance and investment income for the quarter was $1.0 million, up 2.2% over the same quarter last year. During the quarter, BankUnited experienced a slow-down in annuity sales, reflecting the effects of a rising interest rate environment in which customers elected to place a greater percentage of their funds into deposit accounts.

	For the Three Months Ended December 31,
	2004	2003	Increase/(Decrease)
	(Dollars in thousands)
Non-interest expenses:
Employee compensation and benefits	$11,196	$10,804	$392	3.6%
Occupancy and equipment	5,001	3,704	1,297	35.0
Telecommunications and data processing	1,619	1,384	235	17.0
Advertising and promotion expense	1,444	1,151	293	25.5
Professional fees — legal and accounting	848	1,320	(472)	(35.8)
Insurance	382	357	25	7.0
Other operating expenses	2,232	393	1,839	468.0

Total non-interest expenses	$22,722	$19,113	$3,609	18.9%

Non-interest expense increased $3.6 million for the quarter, or 19%, from the same quarter in the prior fiscal year. This increase is due in part to a $1.3 million gain recorded during the quarter ended December 31, 2003 from fair value adjustments to derivatives reflected as a credit in other operating expense. There were no significant gains or losses during the quarter ended December 31, 2004 from fair value adjustments to derivatives. The remaining increase of $2.3 million reflects BankUnited’s continuing strategic investment in infrastructure and new banking offices as well as increased advertising and promotion expense. The decline in professional fees is primarily the result of lower legal expenses.

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

As of December 31, 2004, BankUnited had $1.2 billion in investments and mortgage-backed securities pledged against securities sold under agreements to repurchase with an outstanding balance of $1.2 billion, of which approximately $65 million mature overnight.

As of December 31, 2004, BankUnited had $3.1 billion of FHLB advances outstanding, including approximately $325 million, which matured within 30 days. These advances were secured by loans with a market value of approximately $4.7 billion as of December 31, 2004. As of December 31, 2004, BankUnited had approximately $369 million available on its credit line with the FHLB of Atlanta. In addition, BankUnited had $10 million available as of December 31, 2004 under a credit facility entered into with another financial institution to purchase overnight Federal Funds on a short-term basis. This credit line was increased to $20 million in January 2005.

Discussion of Cash Flows

Please refer to the Consolidated Statement of Cash Flows when reading the following discussion.

Significant Sources of Funds

During the fiscal quarters ended December 31, 2004 and 2003, BankUnited received $689 million and $563 in payments on loans, respectively. Proceeds from the repayment of mortgage-backed securities for the quarter ended December 31, 2004 was $180 million compared to $219 million for the same period in 2003. BankUnited sold $120 million of investments and mortgage-backed securities during the quarter ended December 31, 2004 compared to $94 million for the same period in 2003. BankUnited raised $199 million in additional deposits during the quarter ended December 31, 2004 compared to $48 million during the same quarter during 2003. BankUnited received funds of $49 million and $103 million during the three months ended December 31, 2004 and 2003, respectively from additional repurchase agreements. During the quarter ended December 31, 2004, BankUnited raised $31 million from the issuance of subordinated debentures to two of its non-consolidated trust subsidiaries, none during the same period in 2003.

Significant Uses of Funds

During the three months ended December 31, 2004, BankUnited funded $1.3 billion of loans as compared to $822 million during the same period of 2003. In addition, BankUnited purchased $50 million of investment and mortgage-backed securities during the three months ended December 31, 2004 compared to $278 million during the same period of 2003. BankUnited paid down $44 million and $5.0 million of FHLB advances during the three month ended December 31, 2004 and 2003, respectively. BankUnited used $36 million and $33 million, respectively during the three months ended December 31, 2004 and 2003 to make escrow related tax payments on behalf of borrowers.

FINANCIAL CONDITION

The following is a discussion of significant changes from September 30, 2004 to December 31, 2004 in the Statement of Financial Condition. For a discussion of changes in cash and cash equivalents, see LIQUIDITY.

Assets

Mortgage-backed securities available for sale.    The balance of mortgage-backed securities available for sale was $1.8 billion as of December 31, 2004, which is a net decrease of $242 million, or 11.7% compared to

$2.1 billion as of September 30, 2004. The net decrease of $242 million is predominantly the result of repayments of $180 million, sales of $86 million, and a $6.9 million market value adjustment, offset by an increase from securitizations of $31.5 million. (See Note 3. of the accompanying condensed notes to consolidated financial statements for additional information on investment securities and mortgage-backed securities).

Loans.    Loans receivable, net (including loans held for sale) increased by $566 million, or 9.8% from $5.8 billion at September 30, 2004 to $6.3 billion at December 31, 2004. The portfolio is centered in first mortgage residential loans which account for 84% of the portfolio with an additional 12% in other real estate secured loans. There has not been a significant change in loan portfolio mix during the quarter.

The majority of the growth in loans was in one-to-four family residential, which had a net increase of $535 million. BankUnited’s MTA loans increased by $542 million during the quarter.

Loans receivable consist of the following:

	As of December 31, 2004		As of September 30, 2004
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
One-to-four family residential:
Residential mortgages	$4,608,200	73.2%	$4,058,858	70.9%
Specialty consumer mortgages	674,799	10.7	688,711	12.0

Total one-to-four family residential	5,282,999	83.9	4,747,569	82.9
Home equity loans and lines of credit	173,859	2.8	150,323	2.6
Multi-family	70,755	1.1	51,104	0.9
Commercial real estate	279,805	4.4	267,127	4.7
Construction	117,107	1.9	187,518	3.3
Land	120,366	1.9	94,006	1.6

Total real estate loans	6,044,891	96.0	5,497,647	96.0

Other loans:
Commercial	175,939	2.8	167,786	2.9
Consumer	18,312	0.3	19,454	0.3

Total other loans	194,251	3.1	187,240	3.2

Total loans held in portfolio	6,239,142	99.1	5,684,887	99.2
Unearned discounts, premiums and deferred fees, net	81,056	1.3	65,992	1.2
Allowance for loan losses	(24,447)	(0.4)	(24,079)	(0.4)

Total loans held in portfolio, net	6,295,751	100.0%	5,726,800	100.0%

Mortgage loans held for sale	25,874		28,786

Total loans, net	$6,321,625		$5,755,586

Liabilities

Deposits.    Deposits increased by $199 million, or 5.6%, from $3.5 billion at September 30, 2004 to $3.7 billion at December 31, 2004. The majority of the growth was from an increase in certificates of deposit of $171 million. Non-interest bearing deposits were $262 million at December 31, 2004, up $15 million, or 6% from $247 million at September 30, 2004.

Securities sold under agreements to repurchase.    Securities sold under agreements to repurchase (repos) increased by $49 million or 4.2% from September 30, 2004 to $1.2 billion at December 31, 2004.

FHLB advances.    FHLB advances decreased by $46 million, or 1.5%, from September 30, 2004 to $3.1 billion at December 31, 2004.

Trust preferred securities and subordinated debentures.    Trust preferred securities and subordinated debentures increased by $31 million, or 18% from $165 million as of September 30, 2004 to $196 million as of December 31, 2004. This increase is the result of the issuance of $31 million of subordinated debentures by BankUnited to two of its non-consolidated trust subsidiaries.

Advance payments by borrowers for taxes and insurance.    Advance payments by borrowers for taxes and insurance decreased by $36 million, or 60% during the quarter to $24 million as of December 31, 2004. This decrease reflects tax payments made by BankUnited on behalf of borrowers during the quarter.

Asset Quality

The following table sets forth additional information concerning BankUnited’s non-performing assets at December 31, 2004 and September 30, 2004.

	December 31, 2004	September 30, 2004
	(Dollars in thousands)
Non-accrual loans	$14,998	$15,523
Restructured loans	364	367
Loans past due 90 days and still accruing	39	2

Total non-performing loans	15,401	15,892
Non-accrual tax certificates	—	69
Real estate owned	1,602	1,611

Total non-performing assets	17,003	17,572

Allowance for losses on tax certificates	—	65
Allowance for loan losses	24,447	24,079

Total allowance	$24,447	$24,144

Non-performing assets as a percentage of total assets	0.19%	0.20%
Non-performing loans as a percentage of total loans	0.24%	0.27%
Allowance for loan losses as a percentage of total loans	0.39%	0.42%
Allowance for loan losses as a percentage of non-performing loans	158.74%	151.52%

Non-performing assets as a percentage of total assets improved to 0.19% at December 31, 2004 from 0.20% at September 30, 2004.

The allowance for loan losses as a percentage of total loans was 0.39% as of December 31, 2004, compared to 0.42% as of September 30, 2004. Management believes the current allowance to be prudent given the composition of its loan portfolio, which is 96% secured by real estate, the historical loss experience and its assessment of current asset quality.

The following table sets forth the change in BankUnited’s allowance for loan losses for the three months ended December 31, 2004 and 2003.

	For the Three Months Ended
	December 30, 2004	December 30, 2003
	(In thousands)
Allowance for loan losses, balance (at beginning of period)	$24,079	$22,295
Provisions for loan losses	1,150	975
Loans charged off:
One-to-four family residential(1)	(505)	(135)
Home equity loans and lines of credit	(131)	(1)
Commercial	(154)	(607)
Consumer(1)	(19)	(12)

Total loans charged off(2)	(809)	(755)

Recoveries:
One-to-four family residential mortgages(1)	—	192
Commercial	24	11
Consumer(1)	3	6

Total recoveries(2)	27	209

Reclassification of letter of credit reserve to other liabilities	—	(599)

Allowance for loan losses, balance (at end of period)	$24,447	$22,125

(1)	Specialty consumer mortgage loans originated through our branch network are included in one-to-four family residential loans.
(2)	Net annualized charge-offs as a percentage of average total loans were 0.05% for both three month periods ended December 31, 2004 and 2003.

The net annualized charge-off ratio for the quarter ended December 31, 2004 remained flat at 0.05% compared to the same quarter in 2003. There can be no assurance that additional provisions for loan losses will not be required in future periods.

The following table sets forth BankUnited’s allocation of the allowance for loan losses by category as of December 31, 2004 and September 30, 2003.

	December 31, 2004	September 30, 2004
	(In thousands)
Balance at the end of the period applicable to:
One-to-four family residential(1)	$5,294	$4,889
Home equity loans and lines of credit	3,165	2,608
Multi-family	566	409
Commercial real estate	3,201	2,706
Construction	937	1,500
Land	963	752
Commercial	7,815	7,140
Consumer(1)	346	331
Unallocated	2,160	3,744

Total allowance for loan losses	$24,447	$24,079

(1)	Specialty consumer mortgage loans originated through our branch network are included in one-to-four family residential loans.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The discussion contained in BankUnited’s Annual Report on Form 10-K for the year ended September 30, 2004, under Item 7a, “Quantitative and Qualitative Disclosures about Market Risk,” provides detailed quantitative and qualitative disclosures about market risk and should be referenced for information thereon.

Risks Associated with Changing Interest Rates.    As a financial intermediary, BankUnited invests in various types of interest-earning assets (primarily loans, mortgage-backed securities, and investment securities), which are funded largely by interest-bearing liabilities (primarily deposits, FHLB advances, securities sold under agreements to repurchase, senior notes, and trust preferred securities and subordinated debentures). Such financial instruments have varying levels of sensitivity to changes in market interest rates, which creates interest rate risk for BankUnited. Accordingly, BankUnited’s net interest income, the most significant component of its net income, is subject to substantial volatility due to changes in interest rates or market yield curves, particularly if there are differences, or gaps, in the re-pricing frequencies of its interest-earning assets and the interest-bearing liabilities which fund them. BankUnited monitors such interest rate gaps and seeks to manage its interest rate risk by adjusting the re-pricing frequencies of its interest-earning assets and interest-bearing liabilities. Additionally, BankUnited utilizes derivative financial instruments designed to reduce the interest rate risks associated with its interest-earning assets and interest-bearing liabilities. Based on our current asset/liability model, a moderate or slow rise in interest rates over the next year is not expected to have a significant negative effect on interest rate margin.

Risks Associated with Investments and Mortgage-Backed Securities.    BankUnited purchases fixed and adjustable rate mortgage-backed securities and other securities for liquidity, yield and risk management purposes. Changes in market interest rates associated with BankUnited’s investments and mortgage-backed securities could have a material adverse effect on BankUnited’s carrying value of its securities. Such changes in the carrying value of mortgage-backed securities and other securities classified as available-for-sale would be reflected, net of taxes, as a component of stockholders’ equity. See Note 7 to the accompanying condensed notes to consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Securities Portfolio.”

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

Item 4.    CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of BankUnited’s disclosure controls and procedures was carried out by BankUnited, as of period end under the supervision and with the participation of BankUnited’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that BankUnited’s disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by BankUnited in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We may make changes to our disclosure controls and procedures periodically, as we review their design and effectiveness on a continuing basis. No change in internal control over financial reporting occurred during the quarter ended December 31, 2004, that has materially affected, or is likely to materially affect, such internal control over financial reporting. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

PART II—OTHER INFORMATION

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At BankUnited’s annual meeting of stockholders held on January 24, 2005, the stockholders voted on the election of three Class III directors to serve until 2008, the election of one Class I director to serve until 2006, and the election of two Class II directors to serve until 2007.

The stockholders voted to elect the nominees for Class III directors as follows:

	Votes For	Votes Withheld
Allen M. Bernkrant	4,510,807	465,775
Alfred R. Camner	4,525,409	451,173
Neil H. Messinger	4,846,322	130,260

The stockholders voted to elect the nominee for Class I director as follows:

	Votes For	Votes Withheld
Tod Aronovitz	4,947,008	29,574

The stockholders voted to elect the nominees for Class II directors as follows:

	Votes For	Votes Withheld
Lauren Camner	4,516,505	460,077
Dr. Albert E. Smith	4,945,958	30,624

Item 5.    OTHER INFORMATION

During the first quarter of fiscal 2005, the Compensation Committee of BankUnited’s Board of Directors set performance goals for BankUnited’s CEO, Alfred R. Camner to receive a cash bonus for the quarter and authorized payments of incentive bonuses to the CEO and other executive officers of BankUnited for fiscal 2004 periods based on evaluations made of performance measurements established during the first and second quarters of fiscal 2004, as disclosed below.

In addition, during the first quarter of fiscal 2005, the Committee set performance goals for the CEO and Chief Operating Officer, Ramiro Ortiz, to earn compensation for fiscal 2005 periods and increased fees for members of the audit and compensation committees of BankUnited’s Board of Directors for fiscal 2005, as described in Exhibit 10.1 to this report, which Exhibit is incorporated herein by reference.

Incentive Award for Chief Executive Officer (“CEO”) for the Quarter Ending December 31, 2004

On October 23, 2004, the Compensation Committee of BankUnited’s Board of Directors set performance goals for BankUnited’s CEO, Alfred R. Camner, to earn cash compensation for the quarter ending December 31, 2004, under BankUnited’s 2002 Incentive and Stock Award Plan (the “2002 Plan”). The goals consisted of measures for total assets, total deposits and total loan balances to be achieved by the end of the quarter, and of measures for diluted earnings per share, residential and consumer loan production and net income to be achieved for the quarter. The goals also included measures for non-performing assets as a percent of total assets to be achieved for the quarter. The CEO was eligible to earn up to $250,000 for the quarter, depending upon whether the goals were achieved and the level of achievement.

On January 21, 2005, the Committee evaluated whether the performance goals had been achieved during the quarter, determined that they had, and, in accordance with the amount of compensation specified in the goals for the actual level of achievement, awarded the CEO $250,000 under the 2002 Plan.

Payments of Incentive Awards to Executive Officers

On October 26, 2004, the Compensation Committee authorized the payment of incentive awards to the following executive officers in respect of the periods and in the form stated below:

Name and Position	Form and Amount of Award	Performance Period
Alfred R. Camner, CEO	$250,000	Quarter ended September 30, 2004

	Restricted stock grant of 30,000 shares of Series B Preferred Stock	Nine-months ended September 30, 2004

	$970,000	Fiscal year ended September 30, 2004

Ramiro Ortiz, President and COO	$335,000	Fiscal year ended September 30, 2004

Humberto L. Lopez, Senior Executive Vice President and Chief Financial Officer	$140,624	Fiscal year ended September 30, 2004

Abel Iglesias, Executive Vice President, Corporate and Commercial Banking, BankUnited, FSB	$135,140	Fiscal year ended September 30, 2004

Robert Green, Executive Vice President, Residential Real Estate, BankUnited, FSB	$100,236	Fiscal year ended September 30, 2004

Item 6.    EXHIBITS

(a) Exhibits.

10.1	Determination of performance goals and committee compensation.*

10.2	Form of Agreement for Advances and Security Agreement effective February 5, 2005 between the Bank and the Federal Home Loan Bank of Atlanta.

10.3	Form of Joinder Agreement effective February 5, 2005 among BU REIT, Inc., BankUnited FSB, and the Federal Home Loan Bank of Atlanta.

31.1	Certification of the Chief Executive Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

BANKUNITED FINANCIAL CORPORATION

/s/    HUMBERTO L. LOPEZ

By:

Humberto L. Lopez

Senior Executive Vice President and Chief Financial Officer

Date:    February 8, 2005

/s/    BERNARDO ARGUDIN

By:

Bernardo Argudin

Executive Vice President and Principal Accounting Officer

Exhibit Index

Exhibit No.	Description

10.1	Determination of performance goals and committee compensation.*

10.2	Form of Agreement for Advances and Security Agreement effective February 5, 2005 between the Bank and the Federal Home Loan Bank of Atlanta.

10.3	Form of Joinder Agreement effective February 5, 2005 among BU REIT, Inc., BankUnited FSB, and the Federal Home Loan Bank of Atlanta.

31.1	Certification of the Chief Executive Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensatory plans or arrangements.