Form 10-Q
period 2005-03-31
BANKUNITED FINANCIAL CORP
filed 2005-05-10
CIK 894490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

The number of shares outstanding of the registrant’s common stock at the close of business on April 30, 2005 was 29,818,339 shares of Class A Common Stock, $.01 par value, and 431,562 shares of Class B Common Stock, $.01 par value.

This Form 10-Q contains 40 pages.

The Index to Exhibits appears on page 41.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q REPORT FOR THE QUARTER ENDED MARCH 31, 2005

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2005	September 30, 2004
	(Dollars in thousands, except share data)
ASSETS
Cash	$45,037	$31,062
Federal Home Loan Bank overnight deposits	17,846	148,647
Federal funds sold	1,295	2,185
Investments securities available for sale, at fair value	304,840	333,939
Mortgage-backed securities available for sale, at fair value	1,670,556	2,068,180
Mortgage loans held for sale, at fair value	16,945	28,786
Loans held in portfolio	6,746,640	5,684,887
Add: Unearned discounts, premiums and deferred fees, net	91,145	65,992
Less: Allowance for loan losses	(24,777)	(24,079)

Loans held in portfolio, net	6,813,008	5,726,800

FHLB stock and other earning assets	158,989	156,166
Office properties and equipment, net	33,717	26,417
Real estate owned	1,355	1,611
Interest receivable	35,360	32,195
Mortgage servicing rights	15,242	15,414
Goodwill	28,353	28,353
Bank-owned life insurance	90,163	88,210
Prepaid expenses and other assets	27,954	22,480

Total assets	$9,260,660	$8,710,445

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest bearing deposits	$3,733,979	$3,281,108
Non-interest bearing deposits	309,923	247,154

Total deposits	4,043,902	3,528,262

Securities sold under agreements to repurchase	1,184,466	1,182,237
Advances from Federal Home Loan Bank	3,127,373	3,115,428
Convertible senior notes	120,000	120,000
Trust preferred securities and subordinated debentures	195,482	164,979
Interest payable	16,755	14,051
Advance payments by borrowers for taxes and insurance	39,627	59,971
Accrued expenses and other liabilities	29,273	32,860

Total liabilities	8,756,878	8,217,788

Commitments and Contingencies (See notes 4, 8 and 9)
Stockholders’ Equity
Preferred Stock, $0.01 par value	9	8
Authorized shares—10,000,000 Issued shares—853,405 and 803,405 Outstanding shares—826,685 and 776,685 Treasury shares—26,720	(528)	(528)
Class A common stock, $0.01 par value	301	299
Authorized shares—60,000,000 Issued shares—30,172,762 and 29,866,275 Outstanding shares—29,817,533 and 29,522,546 Treasury shares—355,229 and 343,729	(3,342)	(3,008)
Class B common stock, $0.1 par value	6	6
Authorized shares—3,000,000 Issued shares—565,262 and 622,762 Outstanding shares—431,562 and 536,562 Treasury shares—133,700 and 86,200	(1,501)	(1,011)
Additional paid-in capital	338,805	336,258
Retained earnings	194,438	166,713
Deferred compensation	1,463	1,216
Accumulated other comprehensive loss	(25,869)	(7,296)

Total stockholders’ equity	503,782	492,657

Total liabilities and stockholders’ equity	$9,260,660	$8,710,445

See accompanying condensed notes to consolidated financial statements

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2005	2004	2005	2004
	(Dollars and shares in thousands, except per share data)
Interest income:
Interest and fees on loans	$78,404	$55,095	$148,507	$109,456
Interest on mortgage-backed securities	16,884	20,189	35,120	39,986
Interest and dividends on investments and other interest-earning assets	5,657	5,055	11,000	9,598

Total interest income	100,945	80,339	194,627	159,040

Interest expense:
Interest on deposits	21,901	17,902	40,997	36,172
Interest on borrowings	37,099	25,151	70,615	51,151
Preferred dividends of subsidiary trusts	3,141	2,322	5,930	4,674

Total interest expense	62,141	45,375	117,542	91,997

Net interest income before provision for loan losses	38,804	34,964	77,085	67,043
Provision for loan losses	1,050	1,200	2,200	2,175

Net interest income after provision for loan losses	37,754	33,764	74,885	64,868

Non-interest income:
Loan servicing fees	837	776	1,707	1,514
Amortization of mortgage servicing rights	(799)	(1,093)	(1,581)	(2,604)
Impairment of mortgage servicing rights	—	(1,200)	—	(1,200)
Loan fees	1,336	994	2,490	1,933
Deposit fees	1,010	1,044	2,116	2,163
Other fees	517	459	1,035	939
Net gain (loss) on sale of investments and mortgage-backed securities	705	333	2,186	(262)
Net gain on sale of loans and other assets	1,860	1,528	2,382	3,280
Income from insurance and investment services	1,252	1,184	2,215	2,126
Other	1,118	1,084	2,233	2,282

Total non-interest income	7,836	5,109	14,783	10,171

Non-interest expenses:
Employee compensation and benefits	12,843	10,676	24,039	21,480
Occupancy and equipment	5,391	4,332	10,392	8,036
Telecommunications and data processing	1,527	1,409	3,146	2,793
Advertising and promotion expense	1,375	1,287	2,819	2,438
Professional fees-legal and accounting	1,307	1,024	2,155	2,344
Insurance	381	370	763	727
Other	2,811	2,104	5,043	2,497

Total non-interest expenses	25,635	21,202	48,357	40,315

Income before income taxes	19,955	17,671	41,311	34,724
Provision for income taxes	6,399	5,633	13,230	11,136

Net income	$13,556	$12,038	$28,081	$23,588

Earnings Per Share:
Basic	$0.45	$0.40	$0.93	$0.79

Diluted	$0.42	$0.37	$0.87	$0.72

Weighted average number of common shares outstanding:
Basic	30,116	29,835	30,053	29,760
Diluted	32,432	32,683	32,415	32,553

Dividends declared per share on common stock	$.005	—	$.005	—

See accompanying condensed notes to consolidated financial statements

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	For the Six Months Ended March 31, 2005 and 2004
	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Deferred Compensation	Accumulated Other Comprehensive Loss Net of Tax	Total Stockholders’ Equity
	(In thousands)
Balance at September 30, 2004	$8	$305	$336,258	$166,713	$(4,547)	$1,216	$(7,296)	$492,657
Comprehensive income:
Net income for the six months ended March 31, 2005	—	—	—	28,081	—	—	—	28,081
Other comprehensive loss, net of tax	—	—	—	—	—	—	(18,573)	(18,573)

Total comprehensive income	—	—	—	—	—	—	—	9,508
Payment of preferred stock dividends	—	—	—	(207)	—	—	—	(207)
Deferral of compensation	—	—	—	—	—	247	—	247
Declaration of common stock dividends	—	—	—	(149)	—	—	—	(149)
Purchase of stock	—	—	—	—	(334)	—	—	(334)
Shares acquired through deferred compensation arrangements	—	—	—	—	(490)	—	—	(490)
Stock option exercises and restricted stock	1	2	2,547	—	—	—	—	2,550

Balance at March 31, 2005	$9	$307	$338,805	$194,438	$(5,371)	$1,463	$(25,869)	$503,782

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Deferred Compensation	Accumulated Other Comprehensive Income Net of Tax	Total Stockholders’ Equity
	(In thousands)
Balance at September 30, 2003	$7	$301	$328,017	$116,370	$(3,904)	$794	$5,788	$447,373
Comprehensive income:
Net income for the six months ended March 31, 2004	—	—	—	23,588	—	—	—	23,588
Other comprehensive income, net of tax	—	—	—	—	—	—	3,794	3,794

Total comprehensive income	—	—	—	—	—	—	—	27,382
Payment of preferred stock dividends	—	—	—	(180)	—	—	—	(180)
Deferral of compensation	—	—	—	—	—	245	—	245
Shares acquired through deferred compensation arrangements	—	—	—	—	(525)	—	—	(525)
Stock option exercises and restricted stock	1	2	3,778	—	—	—	—	3,781

Balance at March 31, 2004	$8	$303	$331,795	$139,778	$(4,429)	$1,039	$9,582	$478,076

See accompanying condensed notes to consolidated financial statements

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended March 31,
	2005	2004
	(In thousands)
Cash flows used in operating activities	$(14,397)	$(58,056)
Cash flows from investing activities:
Net increase in loans held in portfolio	(1,092,549)	(577,036)
Purchase of investment securities available for sale	(57,155)	(51,347)
Purchase of mortgage-backed securities available for sale	(715)	(663,746)
Purchase of other earning assets	(47,498)	(56,049)
Purchase of office properties and equipment	(10,205)	(4,075)
Proceeds from repayments of investment securities available for sale	25	33
Proceeds from repayments of mortgage-backed securities available for sale	320,046	403,370
Proceeds from repayments of other earning assets	44,675	48,350
Proceeds from sale of investment securities available for sale	78,874	11,044
Proceeds from sale of mortgage-backed securities available for sale	114,465	297,194
Proceeds from sale of real estate owned and other assets	1,794	4,198
Proceeds from sale of office properties and equipment	14	—

Net cash used in investing activities	(648,229)	(588,064)

Cash flows from financing activities:
Net increase in deposits	515,640	190,138
Net increase in Federal Home Loan Bank advances	15,966	154,028
Net increase in securities sold under agreements to repurchase	2,229	221,270
Net proceeds from issuance of convertible debt	—	116,661
Net proceeds from issuance of Subordinated Debentures	30,928	—
Net proceeds from issuance of stock	1,032	2,463
Purchase of stock	(334)	—
Maturity of senior notes	—	(200,000)
Dividends paid on preferred stock	(207)	(180)
Decrease in advances from borrowers for taxes and insurance	(20,344)	(20,081)

Net cash provided by financing activities	544,910	464,299

Decrease in cash and cash equivalents	(117,716)	(181,821)
Cash and cash equivalents at beginning of period	181,894	226,898

Cash and cash equivalents at end of period	$64,178	$45,077

Supplemental disclosure of non-cash investing and financing activities:
Exchange of loans for mortgage-backed securities in loan sales transactions with FNMA and FHLMC	$60,966	$177,051
Transfer of loans held for sale to portfolio	—	$70,760
Securities purchased pending settlement	—	$25,359
Declaration of dividend on common stock	$149	—

See accompanying condensed notes to consolidated financial statements

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Principles of Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of BankUnited Financial Corporation (“BankUnited”) and its subsidiaries, including BankUnited, FSB (the “Bank”), with the exception of certain BankUnited trust subsidiaries which do not meet the criteria for consolidation under Financial Accounting Standards Board (“FASB”) Interpretation No. 46, as revised by FASB Interpretation No. 46R. All significant intercompany transactions and balances associated with consolidated subsidiaries have been eliminated.

The unaudited consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the three and six-month periods ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005. These condensed notes should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in BankUnited’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

Certain prior period amounts have been reclassified to conform to the March 31, 2005 consolidated financial statements presentation.

2.    Impact of Certain Accounting Pronouncements

SFAS No. 148

In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure.” Under SFAS No. 148, alternative methods of transition are provided for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS 123, “Accounting for Stock Based Compensation” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

As permitted by an amendment to the compliance dates of SFAS No. 123R by the Securities and Exchange Commission effective April 21, 2005, BankUnited intends to follow the intrinsic value method of accounting for stock-based compensation under the provisions of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees” through September 30, 2005. Accordingly, the alternative methods of transition for the fair value based method of accounting for stock-based employee compensation provided by SFAS No. 148 do not apply to BankUnited. BankUnited is required under the provisions of SFAS No. 148 amending SFAS 123 and APB No. 28, “Interim Financial Reporting,” to provide additional disclosures in both annual and interim financial statements.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The disclosure requirements under SFAS No. 148 for interim financial statements are effective and were adopted by BankUnited on January 1, 2003. The following table provides the required disclosures for the three and six month periods ended March 31, 2005 compared to the same period in the prior year:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2005	2004	2005	2004
	(Dollars in thousands)
Net income, as reported	$13,556	$12,038	$28,081	$23,588
Add: Total stock-based employee and director compensation expense included in net income, net of related tax effects	425	474	829	674
Deduct: Total stock-based employee and director compensation expense determined under the fair value based method for all awards, net of related tax effects	(2,144)	(962)	(2,916)	(1,520)

Pro forma net income	$11,837	$11,550	$25,994	$22,742

Earnings per share:
Basic — as reported	$0.45	$0.40	$0.93	$0.79

Basic — pro forma	$0.39	$0.38	$0.86	$0.76

Diluted — as reported	$0.42	$0.37	$0.87	$0.72

Diluted — pro forma	$0.37	$0.35	$0.80	$0.70

Assumptions for weighted average grant-date fair value of options granted during the period using the Black Scholes option pricing model are as follows:
Dividend yield	—	—	—	—
Expected volatility	28.0%	36.0%	28.0%	36.8%
Risk free interest rate	3.84%	3.04%	3.40%	3.23%
Expected life (years)	3.9	5.2	4.7	5.2

SFAS No. 123R

In March 2004, the FASB issued a statement to revise SFAS No. 123 and SFAS No. 95, “Share-Based Payment,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The Statement will eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and will require instead that such transactions be accounted for using a fair-value-based method. The FASB had indicated that the statement would be effective for any interim or annual period beginning after June 15, 2005, meaning that an entity should apply the statement to all employee awards of share-based payment granted, modified, or settled in any interim or annual period beginning after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R. The Commission’s new rule allows companies to implement Statement No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. Management has not yet determined the impact that this statement will have on BankUnited’s consolidated financial condition and results of operations once implemented beginning October 1, 2005. See Note 11, Stock Based Compensation, for information on the acceleration of vesting periods for two stock option grants.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

EITF Issue No. 04-8

The Emerging Issues Task Force of the FASB reached a consensus position Issue No. 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect of Diluted Earnings Per Share”, which could have required that the dilutive effect of contingently convertible debt instruments such as BankUnited’s 3.125% Convertible Senior Notes (the “Notes”), be reflected in BankUnited’s calculation of diluted earnings per share for reporting periods ending after December 15, 2004. Previous accounting rules provided for the exclusion of the effect of the contingently convertible instruments until the contingency had been satisfied.

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

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Investment and Mortgage-backed Securities Available for Sale

Investment Securities Available for Sale

Presented below is an analysis of investments designated as available for sale as of the following dates:

	As of March 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. government agency and sponsored entity securities	$72,661	$—	$(1,134)	$71,527
Preferred stock of the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National Mortgage Association (“FNMA”)	96,086	10	(5,787)	90,309
Trust preferred securities of other issuers	46,653	1,628	(143)	48,138
Mutual funds and other bonds (1)	96,834	28	(2,996)	93,866
Other equity securities	932	68	—	1,000

Total	$313,166	$1,734	$(10,060)	$304,840

(1) Underlying assets of mutual funds consist primarily of mortgage-backed securities.

	As of September 30, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. government agency and sponsored entity securities	$52,038	$539	$—	$52,577
Preferred stock of FHLMC and FNMA	96,089	436	(2,028)	94,497
Trust preferred securities of other issuers	88,567	4,072	(250)	92,389
Mutual funds and other bonds (1)	95,186	34	(1,706)	93,514
Other equity securities	932	30	—	962

Total	$332,812	$5,111	$(3,984)	$333,939

(1) Underlying assets of mutual funds consist primarily of mortgage-backed securities.

The following table provides ranges of contractual maturities as of March 31, 2005, for investment securities available for sale which have contractual maturities.

	As of March 31, 2005
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$6,701	$6,686
Due after one year through five years	79,078	77,852
Due after five years through ten years	1,108	1,103
Due after ten years	62,021	63,095

Total	$148,908	$148,736

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mortgage-Backed Securities Available for Sale

Presented below is an analysis of mortgage-backed securities designated as available for sale.

	As of March 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
FNMA mortgage-backed securities	$306,511	$224	$(7,431)	$299,304
FHLMC mortgage-backed securities	92,186	88	(1,889)	90,385
Collateralized mortgage obligations	2,723	—	(26)	2,697
Mortgage pass-through certificates	1,300,758	336	(22,924)	1,278,170

Total	$1,702,178	$648	$(32,270)	$1,670,556

	As of September 30, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
FNMA mortgage-backed securities	$361,326	$640	$(3,714)	$358,252
FHLMC mortgage-backed securities	114,869	72	(1,355)	113,586
Collateralized mortgage obligations	4,648	—	(34)	4,614
Mortgage pass-through certificates	1,598,498	3,624	(10,394)	1,591,728

Total	$2,079,341	$4,336	$(15,497)	$2,068,180

Mortgage-backed securities available for sale as of March 31, 2005, by contractual maturity and adjusted for anticipated prepayments, are shown below.

	As of March 31, 2005
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$482,732	$472,464
Due after one year through five years	1,086,178	1,067,157
Due after five years through ten years	109,327	107,413
Due after ten years	23,941	23,522

Total	$1,702,178	$1,670,556

Based on the internal model used by BankUnited, estimated average duration of the mortgage-backed securities portfolio as of March 31, 2005 was 2.06 years. This duration extends to 2.20 years in a hypothetical scenario which adds 100 basis points to market interest rates. The model used by BankUnited is based on assumptions which may differ from the eventual outcome.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables provide information on unrealized losses for investments and mortgage-backed securities available for sale as of March 31, 2005 and September 30, 2004.

	As of March 31, 2005
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses
	(In thousands)
Available for sale securities

Investment securities:
U.S. government agency and sponsored entity securities	$71,528	$(1,134)	$—	$—	$71,528	$(1,134)
Preferred stock of FHLMC and FNMA	47,830	(3,407)	22,544	(2,380)	70,374	(5,787)
Trust preferred securities of other issuers	7,985	(35)	3,892	(108)	11,877	(143)
Mutual funds and other bonds (2)	19,821	(123)	73,525	(2,873)	93,346	(2,996)
Other equity securities	—	—	—	—	—	—

Total investment securities	$147,164	$(4,699)	$99,961	$(5,361)	$247,125	$(10,060)

Mortgage-backed securities:
FNMA mortgage-backed securities	$77,179	$(1,611)	$209,529	$(5,820)	$286,708	(7,431)
FHLMC mortgage-backed securities	14,998	(299)	70,862	(1,590)	85,860	(1,889)
Collateralized mortgage obligations	2,697	(26)	—	—	2,697	(26)
Mortgage pass-through certificates	581,997	(8,024)	612,586	(14,900)	1,194,582	(22,924)

Total mortgage-backed securities	$676,872	$(9,960)	$892,977	$(22,310)	$1,569,846	$(32,270)

(1)BankUnited considers these unrealized losses to be temporary. (2)Underlying assets of mutual funds consist primarily of mortgage-backed securities.

	As of September 30, 2004
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses
	(In thousands)
Available for sale securities

Investment securities:
Preferred stock of FHLMC and FNMA	$69,048	$(2,028)	$—	$—	$69,048	$(2,028)
Trust preferred securities of other issuers	7,427	(84)	3,834	(166)	11,261	(250)
Mutual funds and other bonds (2)	19,780	(60)	73,194	(1,646)	92,974	(1,706)

Total investment securities	$96,255	$(2,172)	$77,028	$(1,812)	$173,283	$(3,984)

Mortgage-backed securities:
FNMA mortgage-backed securities	$69,222	$(253)	$212,095	$(3,461)	$281,317	$(3,714)
FHLMC mortgage-backed securities	107,432	(1,355)	—	—	107,432	(1,355)
Collateralized mortgage obligations	4,018	(21)	595	(13)	4,613	(34)
Mortgage pass-through certificates	844,874	(7,085)	245,018	(3,309)	1,089,892	(10,394)

Total mortgage-backed securities	$1,025,546	$(8,714)	$457,708	$(6,783)	$1,483,254	$(15,497)

(1)	BankUnited considers these unrealized losses to be temporary.
(2)	Underlying assets of mutual funds consist primarily of mortgage-backed securities.

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

As indicated in the discussion of EITF Issue No. 04-8 in Note 2. Impact of Certain Accounting Pronouncements, BankUnited entered into a supplemental Indenture agreement on December 28, 2004 to irrevocably elect and agree that it will pay only cash in settlement of the principal amount of its outstanding Notes in respect of its conversion obligations. As a result, BankUnited will reflect the effects of the Notes in diluted earnings per share using the treasury stock method. Under current accounting rules, until the market price of the Class A Common Stock exceeds the conversion price, no additional earnings dilution will take place. As the price of Class A Common Stock exceeds the conversion price, an increasing number of shares would be included in diluted earnings per share.

The Notes will mature on March 1, 2034. BankUnited may redeem for cash some or all of the Notes at any time on or after March 1, 2011 at 100% of the principal amount of the Notes plus any accrued and unpaid interest, contingent interest and additional amounts, if any.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Earnings Per Share

The following tables reconcile basic and diluted earnings per share for the three and six months ended March 31, 2005 and 2004.

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2005	2004	2005	2004
	(Dollars and shares in thousands, except per share data)
Basic earnings per share:
Numerator:
Net income	$13,556	$12,038	$28,081	$23,588
Preferred stock dividends	103	99	207	180

Net income available to common stockholders	$13,453	$11,939	$27,874	$23,408

Denominator:
Weighted average common shares outstanding	30,116	29,835	30,053	29,760

Basic earnings per share	$0.45	$0.40	$0.93	$0.79

Diluted earnings per share:
Numerator:
Net income available to common stockholders	$13,453	$11,939	$27,874	$23,408
Plus:
Convertible preferred stock dividends	103	99	207	180

Diluted net income available to common stockholders	$13,556	$12,038	$28,081	$23,588

Denominator:
Weighted average common shares outstanding	30,116	29,835	30,053	29,760
Plus:
Stock options and restricted stock	1,516	2,090	1,562	2,035
Convertible preferred stock	800	758	800	758

Diluted weighted average shares outstanding	32,432	32,683	32,415	32,553

Diluted earnings per share(1)	$0.42	$0.37	$0.87	$0.72

(1)	Options to purchase an additional 92,750 and 21,900 shares of common stock for the three-month periods ended March 31, 2005 and 2004, respectively, and 46,625 and 20,325 shares of common stock for the six-month periods ended March 31, 2005 and 2004, respectively, were outstanding, but were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.

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

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Regulatory Capital

The Bank’s regulatory capital levels as of March 31, 2005 and September 30, 2004 were as follows:

	As of March 31, 2005	As of September 30, 2004
	(Dollars in thousands)
Tier 1 Leverage Capital
Amount	$694,600	$622,328
Actual Ratio	7.6%	7.3%
Well-Capitalized Minimum Ratio(1)	5.0%	5.0%
Adequately Capitalized Minimum Ratio(1)	4.0%	4.0%

Tier 1 Risk-Based Capital
Amount	$694,600	$622,328
Actual Ratio	15.1%	15.1%
Well-Capitalized Minimum Ratio(1)	6.0%	6.0%
Adequately Capitalized Minimum Ratio(1)	4.0%	4.0%

Total Risk-Based Capital
Amount	$717,398	$644,060
Actual Ratio	15.6%	15.6%
Well-Capitalized Minimum Ratio(1)	10.0%	10.0%
Adequately Capitalized Minimum Ratio(1)	8.0%	8.0%

(1)	Based on Office of Thrift Supervision regulations.

In March 2005, BankUnited Financial Corporation contributed $42 million in additional capital to the Bank. In April and September of 2004, BankUnited Financial Corporation contributed $30 million and $20 million, respectively, in additional capital to the Bank. These contributions were funded by proceeds BankUnited Financial Corporation received from the issuance of $120 million of convertible senior notes in February and March 2004.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Comprehensive Income

BankUnited’s comprehensive income includes all items which comprise net income, plus other comprehensive (loss) income. For the three and six months ended March 31, 2005 and 2004 BankUnited’s comprehensive income was as follows:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2005	2004	2005	2004
	(In thousands)
Net income	$13,556	$12,038	$28,081	$23,588
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain arising during the period on securities, net of tax (benefit) expense of $(6,550) and $5,586 for the three months ended March 31, 2005 and 2004, and $(9,573) and $1,898 for the six months ended March 31, 2005 and 2004, respectively	(12,164)	10,374	(17,779)	3,526
Unrealized gain on cash flow hedges, net of tax of $286 and $368 for the three months ended March 31, 2005 and 2004, respectively, and of $352 and $222 for the six months ended March 31, 2005 and 2004, respectively	531	682	654	411
Less reclassification adjustment for:
Realized gain on securities sold included in net income, net of tax of $308 and $263 for the three months ended March 31, 2005 and 2004, respectively, and $871 and $254 for the six months ended March 31, 2005 and 2004, respectively	571	488	1,617	472
Realized loss on cash flow hedges, net of tax benefit of $33 and $86 for the three months ended March 31, 2005 and 2004, and $91 and $177 for the six months ended March 31, 2005 and 2004, respectively	(61)	(161)	(169)	(329)

Total other comprehensive (loss) income, net of tax	(12,143)	10,729	(18,573)	3,794

Comprehensive income	$1,413	$22,767	$9,508	$27,382

8.    Accounting For Derivatives and Hedging Activities

Loan Commitments

BankUnited commits to originate one-to-four family residential mortgage loans with potential borrowers at specified interest rates for short periods of time, usually thirty days. If potential borrowers meet underwriting standards, these loan commitments obligate BankUnited to fund the loans, but do not obligate the potential borrowers to accept the loans. If the borrowers do not allow the commitments to expire, the loans are funded, and either placed into BankUnited’s loan portfolio or held for sale. Based on historical experience, the interest rate environment, and the underlying loan characteristics, BankUnited estimates the amount of commitments that will ultimately become loans held for sale and accounts for those as derivatives during the commitment period. As derivatives, the changes in the fair value of the commitments are recorded in current earnings under other non-interest expense with an offset to the consolidated statement of financial condition in other liabilities. Fair values are based solely on the relationship of observable market interest rates and are determined by third parties.

Forward Sales Contracts

BankUnited enters into forward sales contracts in order to economically hedge fair value exposure of loan commitments to a change in interest rates. Since both the loan commitments and forward sales contracts are

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table summarizes certain information with respect to the use of derivatives and their impact on BankUnited’s statements of income during the three and six months ended March 31, 2005 and 2004:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2005	2004	2005	2004
	(In thousands)
Fair Value Hedges
Net (loss) gain recorded in earnings due to ineffectiveness	$(26)	$(79)	$11	$1

Other Derivatives (1)
Net gain (loss) recorded in earnings	44	(147)	8	741

Total	$18	$(226)	$19	$742

Note:	There was no ineffectiveness related to cash flow hedges during the three and six months ended March 31, 2005 and 2004. Within the next 12 months, BankUnited estimates that $341 thousand will be reclassified out of comprehensive income as a charge to earnings.

(1)	These derivatives are used by BankUnited to hedge interest rate risk, but do not qualify for hedge accounting treatment.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Commitments and Contingencies

Standby letters of credit are off balance sheet instruments which represent conditional commitments issued by BankUnited to guarantee the performance of a customer to a third party. BankUnited had outstanding standby and commercial letters of credit, in the amount of $40.6 million and $53.5 million as of March 31, 2005 and September 30, 2004, respectively. Fees collected on standby letters of credit and risk participations represent the fair value of these commitments and are deferred and amortized over their term, which is typically one year or less.

BankUnited is a party to certain claims and litigation arising in the ordinary course of business. In the opinion of management, the resolution of such claims and litigation will not materially affect BankUnited’s consolidated financial position or results of operations.

10.    Related Party Transactions

In November 2004, the Bank entered into a sublease agreement with the law firm of Camner, Lipsitz and Poller, P.A. (CLP) whereby the Bank would sublease a portion of the premises it leases for executive office space located at 255 Alhambra Circle, Coral Gables, Florida to CLP. The portion of the premises leased to CLP consists of approximately 2,223 square feet. The term of the sublease commenced on December 1, 2004 and will extend through January 31, 2014 with the option to extend the term for four successive five-year terms. Lease payments due from CLP are approximately $61 thousand per year. Additional incremental costs may be passed to CLP under the master lease, based on the pro-rata square feet occupied by CLP.

11.    Stock Based Compensation

Acceleration of Vesting

On January 24, 2005, the Compensation Committee of the Board of Directors of BankUnited determined to accelerate the vesting of two stock options which were granted to Alfred Camner, BankUnited’s Chief Executive Officer, and Ramiro Ortiz, BankUnited’s President and Chief Operating Officer, under BankUnited’s 2002 Stock Award and Incentive Plan (the “2002 Plan”) on September 30, 2004. The acceleration of vesting was approved to become effective automatically if, and at such time, that the market price of BankUnited’s Class A Common Stock closed below $29.15 per share. The exercise prices of both options were based on the fair market value of BankUnited’s Class A Common Stock on the date of grant, which was $29.15. On January 25, 2005 the price of BankUnited’s Class A Common Stock closed at $29.04 per share. The acceleration of the vesting period for the options granted to the CEO and COO met the criteria for variable accounting under FASB Interpretation No. 44, however, because the vesting of these options was accelerated at a time when the exercise price was higher than the market price of the underlying stock, the acceleration did not result in a charge to earnings for compensation expense. As a result of the acceleration, the option granted to the CEO for the purchase of 75,000 shares of BankUnited’s Noncumulative Convertible Preferred Stock, Series B, and the option granted to the President and COO for the purchase of 50,000 shares of BankUnited’s Class A Common Stock, became immediately vested and exercisable on January 25, 2005, instead of vesting in five equal installments commencing on the first anniversary of the date of grant.

The 2002 Plan permits the Compensation Committee to adjust the terms and conditions of awards granted under that plan in response to changes in accounting principles, among other reasons, subject to certain restrictions. The Compensation Committee determined to accelerate the vesting of these options as a result of the issuance by the FASB of SFAS No. 123R, which BankUnited expects to adopt effective October 1, 2005. BankUnited anticipates that, by accelerating the vesting of these options at a time when their exercise price was

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

higher than the market price, BankUnited will not be required to recognize compensation expense on the options. The value of these options are reflected in the footnote disclosures to BankUnited’s financial statements for the quarter ended March 31, 2005, as required by SFAS No. 148. BankUnited projects that, if the vesting of these options had not been accelerated, then SFAS 123R would have required BankUnited to recognize approximately $1.4 million in compensation expense from these options over their remaining vesting terms, in quarters beginning after September 30, 2005.

In exchange for the benefits conferred on the CEO by the accelerated vesting of his option, the Compensation Committee and the CEO agreed that the term of such option shall be shortened from ten years to eight years. The Committee agreed with the President and COO that the term of his employment agreement, which would otherwise expire on September 30, 2007, shall be extended by one additional year, subject to such other terms and conditions specified therein. See discussions on SFAS No. 148 and SFAS No. 123R in Note 1 Impact of Certain Accounting Pronouncements.

12.    Purchase of BankUnited Class A Common Stock

On January 28, 2005, BankUnited purchased 11,500 shares of its Class A Common Stock in the open market at a price of $29.03 per share for a total of $333,840. This represents a purchase of stock under a stock purchase plan authorized by BankUnited’s Board of Directors to purchase up to 1,000,000 shares of its Class A Common Stock in open market transactions. This stock purchase plan was announced by BankUnited on October 24, 2002.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Form 10-Q, “BankUnited,” “we,” “us” and “our” refers to BankUnited and its subsidiaries on a consolidated basis. The following discussion and analysis and the related financial data present a review of BankUnited’s consolidated operating results for the three and six month periods ended March 31, 2005 and 2004 and consolidated financial condition as of March 31, 2005. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in BankUnited’s Annual Report on Form 10-K for the year ended September 30, 2004.

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

In evaluating BankUnited’s financial condition and operating performance, management focuses on increasing loan originations to residential mortgage, commercial and commercial real estate customers, increasing total and core deposit balances, improving BankUnited’s net interest margin, maintaining high credit standards, low levels of non-performing assets and adequate loan loss reserves, managing interest rate risk, controlling expenses, and ensuring adequate funding for ongoing growth. Based on these factors, highlights of BankUnited’s performance and financial condition for second quarter of fiscal 2005 include:

•	Loan production for the second quarter of fiscal 2005 improved by 38% compared to the same quarter in fiscal 2004, to reach $1.1 billion.

•	Total loans, net increased to $6.8 billion, up 19% compared to $5.8 billion at September 30, 2004.

•	Total assets of $9.3 billion, up 6.3% compared to $8.7 billion at September 30, 2004.

•	Total deposits of $4.0 billion, up 15% compared to $3.5 billion at September 30, 2004.

•	Net interest margin decreased to 1.72% for the quarter ended March 31, 2005, compared to 1.99% for the same period in 2004.

•	Non-interest bearing deposits increased by 25% to $310 million as of March 31, 2005 compared to September 30th of 2004.

•	Net income of $13.6 million, up 13% over the same quarter last year.

•	Branch network increased to 53 with three new branch openings during the quarter ended March 31, 2005.

See discussion in RESULTS OF OPERATIONS and FINANCIAL CONDITION for more information on BankUnited’s operating performance during the three and six months ended March 31, 2005 compared to the same period in 2004, and changes in financial condition from September 30, 2004.

Fiscal 2005 Developments

As of May 1, 2005, BankUnited was operating 54 full-service banking offices and six loan production offices. During fiscal 2005 through May 1, 2005, BankUnited opened four new full-service banking offices in Florida and one new loan production office in Arizona. BankUnited plans to open between eight to ten additional full-service banking offices and at least one new production office through the end of the calendar year 2005.

On January 28, 2005, BankUnited purchased 11,500 shares of its Class A Common Stock in the open market at a price of $29.03 per share for a total of $333,840. This represents a purchase of stock under a stock purchase plan authorized by BankUnited’s Board of Directors to purchase up to 1,000,000 shares of its Class A Common Stock in open market transactions. This stock purchase plan was announced by BankUnited on October 24, 2002.

On March 29, 2005, BankUnited’s board of directors declared a cash dividend of one-half cent ($0.005) per share to be paid on April 29, 2005, to stockholders of record as of April 15, 2005. BankUnited anticipates that it will continue to declare and pay such dividends on a quarterly basis subject to termination at any time at the sole discretion of the board.

Critical Accounting Policies

BankUnited’s financial position and results of operations are impacted by management’s application of accounting policies involving judgments made to arrive at the carrying value of certain assets. In implementing its policies, management must make estimates and assumptions about the effect of matters that are inherently less than certain. Actual results could differ significantly from these estimates which could materially affect the amounts of our assets, liabilities, income and expenses. Critical accounting policies applied by BankUnited include the allowance for loan losses and the valuation of mortgage servicing rights pertaining to the sale or securitization of mortgage loans. Estimates impacting the carrying value of the loan portfolio include the amount of the allowance for loan losses and the valuation of loans held for sale. On a periodic basis, management obtains a valuation of mortgage servicing rights prepared by independent third parties.

For a more detailed discussion on these critical accounting policies, see “Critical Accounting Policies” on page 20 of BankUnited’s Annual Report on Form 10-K for the year ended September 30, 2004.

Accounting Pronouncements Issued and Not Yet Adopted

BankUnited expects to implement Statement of Financial Accounting Standards No. 123 Revised “Accounting for Stock Based Compensation”, (“SFAS No. 123R”) in the first quarter of its 2006 fiscal year. See Note 2. Impact of Certain Accounting Pronouncements – SFAS No. 123R in the condensed notes to consolidated financial statements. Management has already taken measures to reduce the impact that share-based compensation arrangements will have on earnings upon the adoption of SFAS No. 123R (See Note 11. Stock Based Compensation Acceleration of Vesting in the condensed notes to consolidated financial statements). Management is evaluating the overall impact that the new rules for share-based compensation arrangements will have on earnings upon the adoption of SFAS No. 123R.

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2005 Compared to the Same Period in 2004

General

Net income for the three months ended March 31, 2005 was $13.6 million, up 13% from $12.0 million for the same quarter last year. Basic and diluted earnings were $0.45 and $0.42 per share, respectively, for the quarter, up from $0.40 and $0.37 per share, respectively, for the same quarter last year. The net increase in net income of $1.6 million includes an increase in net interest income before provision for loan losses of $3.8 million, an increase in non-interest income of $2.7 million, and an increase in non-interest expense of $4.4 million, and an increase in tax provision of $0.8 million.

Analysis of Net Interest Income

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

Yields Earned and Rates Paid

	For the Three Months Ended March 31,
	2005			2004
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loan portfolio, net(1)	$6,623,050	$78,182	4.72%	$4,354,161	$53,295	4.90%
Loans held for sale	15,405	222	5.77%	133,363	1,800	5.40%
Mortgage-backed securities	1,763,429	16,884	3.83%	2,111,979	20,189	3.82%
Short-term investments(2)	20,119	229	4.54%	17,214	123	2.84%
Investment securities and FHLB stock	495,675	5,428	4.40%	455,803	4,932	4.33%

Total interest-earning assets	8,917,678	100,945	4.54%	7,072,520	80,339	4.55%

Interest-bearing liabilities:
Transaction and money market	400,189	1,311	1.33%	368,318	971	1.06%
Savings	966,708	4,827	2.02%	962,222	4,037	1.69%
Certificates of deposits	2,199,218	15,763	2.91%	1,781,477	12,894	2.91%
Trust preferred securities and subordinated debentures(3)	195,805	3,141	6.42%	165,864	2,322	5.60%
Senior notes(4)	120,000	1,070	3.57%	113,846	1,203	4.23%
FHLB advances and other borrowings(3)	4,435,180	36,029	3.29%	3,171,399	23,948	2.99%

Total interest-bearing liabilities	$8,317,100	$62,141	3.03%	$6,563,116	$45,375	2.78%

Excess of interest-earning assets over interest-bearing liabilities	$600,578			$509,404

Net interest income		$38,804			$34,964

Interest rate spread			1.51%			1.77%
Effect of non-interest bearing sources			0.21%			0.22%

Net interest margin			1.72%			1.99%

Ratio of interest-earning assets to interest-bearing liabilities	107.22%			107.76%

Note:	The yields and rates along with the corresponding interest rate spread and net interest margin represent the yields earned and rates paid on BankUnited’s interest-earning assets and interest-bearing liabilities, respectively, for the periods presented. The yields are annualized and are not calculated on a tax equivalent basis.
(1)	Includes average non-accruing loans of $20 million and $25 million for the three months ended March 31, 2005 and 2004, respectively.
(2)	Short-term investments include FHLB overnight deposits, federal funds sold, and certificates of deposit.
(3)	Includes the effect of interest rate swaps. For more information on interest rate swaps see Note 8 of the accompanying condensed notes to consolidated financial statements.
(4)	Includes convertible senior notes issued in February and March of 2004, and senior notes up until February 2004, when the notes matured.

The net interest margin decreased this quarter to 1.72%, down from 1.99% for the same quarter last year. This decrease resulted primarily due to the following three factors:

First, the lagging effect on the re-pricing of the adjustable rate mortgage loans as short-term interest rates has increased since 2004. BankUnited’s one-to-four family residential loans as of March 31, 2005 were comprised of approximately $4.7 billion, or 83%, of adjustable rate mortgages loans and $1.0 billion, or 17%, of fixed rate mortgage loans. Included in the $4.7 billion of adjustable rate mortgage loans were approximately $3.1 billion of loans indexed to the Monthly Treasury Average (MTA). The MTA index is the twelve month average of the monthly average yields on U.S. Treasury securities adjusted to a constant maturity of one year. The $3.1 billion of MTA loans included $2.7 billion of loans that re-price monthly (one month MTA). The twelve month look back period and averaging nature of this index results in a slower reaction to changes in short term interest rates on assets indexed to the MTA than on liabilities priced at the short term market rates. This lag can produce volatility in the net interest margin. In a rising interest rate environment, this lagging effect tends to reduce the net interest margin with improvement as short-term interest rates level off or declines. The magnitude of the impact on margin is a function of the size of the interest rate movement and frequency of change while the timing of the lag is driven by the twelve month averaging. (See Lag Risk in Item 7A. of BankUnited’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004).

Second, actions by the Federal Reserve Board to increase short-term interest rates, since June 2004, have increased BankUnited’s cost of funds. This resulted in a 30 basis point rise in the cost of FHLB advances and other borrowings while the overall yield on BankUnited’s earning assets remained level. Competitive deposit pricing pressure also impacted the cost of savings and interest bearing transaction accounts.

Third, prepayments of BankUnited’s mortgage loans increased to $243 million for the quarter ended March 31, 2005, compared to $188 million for the same quarter in 2004. As the loans prepay, net interest income is reduced by the amount of unamortized premiums and other deferred origination costs, which are written off. Changes in the level of prepayments could affect the net interest margin in the future. The impact of prepayments on net interest income may be offset by prepayment penalties received that are reflected in other income.

Net interest income before provision for loan losses was $39 million for the quarter ended March 31, 2005, a $3.8 million, or 11% increase over $35 million for the same period in 2004. The total net increase of $3.8 million is due to two overall factors: a net increase of $10.3 million due to changes in volume of average interest earning assets and interest-bearing liabilities, and a net decrease of $6.4 million due to changes in yields earned on interest-earning assets and rates paid on interest-bearing liabilities (see the Rate/Volume Analysis table).

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

	For the Three Month Period Ended March 31, 2005 vs. 2004
	Increase (Decrease) Due to
	Changes in Volume	Changes in Rate	Total Increase/ (Decrease)
	(Dollars in thousands)
Interest income attributable to:
Loan portfolio, net	$27,794	$(2,907)	$24,887
Loans held for sale	(1,592)	14	(1,578)
Mortgage-backed securities	(3,329)	24	(3,305)
Short-term investments(1)	21	85	106
Investment securities and FHLB stock	432	64	496

Total interest-earning assets	23,326	(2,720)	20,606

Interest expense attributable to:
Transaction and money market	84	256	340
Savings	19	771	790
Certificates of deposit	3,039	(170)	2,869
Trust Preferred Securities and subordinated debentures(2)	419	400	819
Senior notes(3)	65	(198)	(133)
FHLB advances and other borrowings	9,447	2,634	12,081

Total interest-bearing liabilities	13,073	3,693	16,766

Increase (decrease) in net interest income	$10,253	$(6,413)	$3,840

(1)	Short-term investments include FHLB overnight deposits, federal funds sold, and certificates of deposit.
(2)	Includes the effect of interest rate swaps. See Note 8 of the accompanying condensed notes to consolidated financial statements for more information on interest rate swaps.
(3)	Includes interest expense on convertible senior notes issued in February and March of 2004, and interest expense on senior notes up until February 2004, when the senior notes matured.

Interest Income.    Interest income increased by $20.6 million for the three months ended March 31, 2005, compared to the same period in 2004. An increase of $2.3 billion in average portfolio loans outstanding during the three months ended March 31, 2005 compared to the same period in 2004, increased interest income by $27.8 million, offset by a decrease of $2.9 million due to a reduction in yield of 18 basis points on those loans. The reduction in yield was caused by the lagging effect MTA loans as they re-priced in a rising rate environment and the increased level of prepayments. A decrease of $118 million in average loans held for sale outstanding during the three months ended March 31, 2005, compared to the same period in 2004, decreased interest expense by $1.5 million. In addition, there was a reduction in the average mortgage-backed securities outstanding during the three months ended March 31, 2005 compared to the same period in 2004, which decreased interest income by $3.3 million.

Interest Expense.    Interest expense increased by $16.8 million for the three months ended March 31, 2005, compared to the same period in 2004. This change is primarily the result of increases in interest expense of $13 million due to changes in volume. The growth in loans was funded by an increase of $1.3 billion in average FHLB advances and other borrowings, and an increase of $418 million of time deposits outstanding during the three months ended March 31, 2005, respectively, compared to the same period in 2004. This resulted in increased interest expense of $9.4 million and $3.0 million, respectively.

In addition interest expense rose by $3.7 million due to changes in rates paid on liabilities. An increase in the cost of FHLB advances and other borrowings account for $2.6 million of this amount. The overall cost of interest bearing liabilities increased by 25 basis points during the three months ended March 31, 2005, compared to the same period in 2004.

BankUnited continued to benefit from non-interest bearing liabilities and equity capital, which rose on average by $91 million since March 31, 2004.

Provision for Loan Losses.    BankUnited records a provision for loan losses as a charge to income in amounts necessary to adjust the allowance for loan losses as determined by management through its review of asset quality. The provision for loan losses of $1.1 million for three months ended March 31, 2005 represents a decrease compared to $1.2 million for the same period in 2004. Net charge-offs for the three months ended March 31, 2005 were $720 thousand, or 0.05% as a percentage of average total loans, compared to $660 thousand, or 0.05%, for the same period in 2004. See Asset Quality for information on BankUnited’s allowance for loan losses.

Analysis of Non-Interest Income and Expenses

	For the Three Months Ended March 31,
	2005	2004	Increase/(Decrease)
	(Dollars in thousands)
Non-interest income:
Loan servicing fees	$837	$776	$61	7.9%
Amortization of mortgage servicing rights	(799)	(1,093)	294	26.9
Impairment of mortgage servicing rights	—	(1,200)	1,200	100.0
Loan fees	1,336	994	342	34.4
Deposit fees	1,010	1,044	(34)	(3.3)
Other fees	517	459	58	12.6
Net gain on sale of investment and mortgage-backed securities	705	333	372	111.7
Net gain on sale of loans and other assets	1,860	1,528	332	21.7
Income from insurance and investment services	1,252	1,184	68	5.7
Other	1,118	1,084	34	3.1

Total non-interest income	$7,836	$5,109	$2,727	53.4%

Total non-interest income reached $7.8 million for the quarter, up 53% over the same quarter last year. Non-interest income included net gains from the sale of investments and mortgage-backed securities of $0.7 million for the quarter ended March 31, 2005, as compared to $0.3 million for the same quarter last year, and net gains from the sale of loans and other assets of $1.9 million for the quarter ended March 31, 2005, as compared to $1.5 million for the same quarter in 2004. Approximately $130 million out of $188 million in loans sold during the quarter ended March 31, 2005 were sold on a servicing released basis. These sales may reoccur should the high demand in the secondary market continue. During the same period in 2004, BankUnited sold $77 million of loans on a serviced retained basis.

BankUnited’s portfolio of residential loans serviced for others was $1.3 billion at March 31, 2005, compared to $1.1 billion as of March 31, 2004. BankUnited earned $0.8 million in fees on loans serviced for others during the three months ended March 31, 2005, offset by a like amount of amortization. BankUnited earned $0.8 million in fees on loans serviced for others during the three months ended March 31, 2004, offset by $1.1 million of amortization. During the three months ended March 31, 2005, BankUnited did not record an impairment charge on its mortgage servicing rights. During the three months ended March 31, 2004, recorded an impairment charge of $1.2 million on its mortgage servicing rights

Fee income, which includes loan fees, deposit fees and other fees (excluding loan servicing fees), was $2.9 million for the second quarter ended March 31, 2005, up 15% compared to the same quarter last year. The increase of 34%, or $0.3 million, in loan fees was generated mostly by prepayment fees on loans.

Income from insurance and investment services for the quarter was $1.3 million, up 6% over the same quarter last year.

	For the Three Months Ended March 31,
	2005	2004	Increase/(Decrease)
	(Dollars in thousands)
Non-interest expenses:
Employee compensation and benefits	$12,843	$10,676	$2,167	20.3%
Occupancy and equipment	5,391	4,332	1,059	24.4
Telecommunications and data processing	1,527	1,409	118	8.4
Advertising and promotion expense	1,375	1,287	88	6.8
Professional fees — legal and accounting	1,307	1,024	283	27.6
Insurance	381	370	11	3.0
Other operating expenses	2,811	2,104	707	33.6

Total non-interest expenses	$25,635	$21,202	$4,443	20.9%

Non-interest expense increased $4.4 million for the quarter, or 21%, from the same quarter in the prior fiscal year. The increase of $4.4 million is centered in personnel and expansion of facilities.

For the Six Months Ended March 31, 2005 Compared to the Same Period in 2004

General

Net income for the six months ended March 31, 2005 was $28.1 million, up 19% from $23.6 million for the same quarter last year. Basic and diluted earnings were $0.93 and $0.87 per share, respectively, for the quarter, up from $0.79 and $0.72 per share, respectively, for the same quarter last year. The increase in net income of $4.5 million includes an increase in net interest income before provision for loan losses of $10.0 million, an increase in non-interest income of $4.6 million, offset by increases in non-interest expenses of $8.0 million, and an increase in the tax provision of $2.1 million. The provision for loan losses remained relatively level at $2.2 million for both six-month periods ended March 31, 2005 and 2004.

Analysis of Net Interest Income

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

Yields Earned and Rates Paid

	For the Six Months Ended March 31,
	2005			2004
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loan portfolio, net(1)	$6,309,143	$147,937	4.69%	$4,210,674	$104,597	4.97%
Loans held for sale	19,494	570	5.84%	175,816	4,859	5.53%
Mortgage-backed securities	1,860,348	35,120	3.78%	2,106,686	39,986	3.80%
Short-term investments(2)	19,289	391	4.01%	16,993	215	2.49%
Investment securities and FHLB stock	493,239	10,609	4.31%	438,255	9,383	4.28%

Total interest-earning assets	8,701,513	194,627	4.48%	6,948,424	159,040	4.58%

Interest-bearing liabilities:
Transaction and money market	399,017	2,510	1.26%	368,181	1,930	1.05%
Savings	969,569	9,224	1.91%	915,182	7,635	1.67%
Certificates of deposits	2,076,520	29,263	2.83%	1,798,060	26,607	2.96%
Trust preferred securities and subordinated debentures(3)	185,643	5,930	6.39%	165,167	4,674	5.66%
Senior notes(4)	120,000	2,139	3.57%	157,158	4,639	5.90%
FHLB advances and other borrowings(3)	4,348,183	68,476	3.16%	3,036,245	46,512	3.01%

Total interest-bearing liabilities	$8,098,932	$117,542	2.91%	$6,439,993	$91,997	2.83%

Excess of interest-earning assets over interest-bearing liabilities	$602,581			$508,431

Net interest income		$77,085			$67,043

Interest rate spread			1.57%			1.75%
Effect of non-interest bearing sources			0.20%			0.20%

Net interest margin			1.77%			1.95%

Ratio of interest-earning assets to interest-bearing liabilities	107.44%			107.89%

Note:	The yields and rates along with the corresponding interest rate spread and net interest margin represent the yields earned and rates paid on BankUnited’s interest-earning assets and interest-bearing liabilities, respectively, for the periods presented. The yields are annualized and are not calculated on a tax equivalent basis.
(1)	Includes average non-accruing loans of $18 million and $29 million for the six months ended March 31, 2005 and 2004, respectively.
(2)	Short-term investments include FHLB overnight deposits, federal funds sold, and certificates of deposit.
(3)	Includes the effect of interest rate swaps. For more information on interest rate swaps see Note 8 of the accompanying condensed notes to consolidated financial statements.
(4)	Includes convertible senior notes issued in February and March of 2004, and senior notes up until February 2004, when the notes matured.

The net interest margin decreased for the six months ended March 31, 2005 to 1.77%, down from 1.95% for the same period last year. This decrease resulted primarily from the lagging effect on the re-pricing of the adjustable rate mortgage loans as short-term interest rates increased during the quarter. Approximately 39% of BankUnited’s loan portfolio as of March 31, 2005, consisted of adjustable rate mortgages indexed to the MTA. In addition, margin was also adversely affected by an increase in BankUnited’s cost of funds and the level of prepayments during the six months ended March 31, 2005.

Net interest income before provision for loan losses was $77 million for the six months ended March 31, 2005, a $10 million, or 15%, increase over $67 million for the same period in 2004. The total net increase of $10 million is due to two overall factors: a net increase of $20 million due to changes in volume of average interest earning assets and interest-bearing liabilities, and a net decrease of $10 million due to changes in yields earned on interest-earning assets and rates paid on interest-bearing liabilities (see the Rate/Volume Analysis table).

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

	For the Six Month Period Ended March 31, 2005 vs. 2004
	Increase (Decrease) Due to
	Changes in Volume	Changes in Rate	Total Increase/ (Decrease)
	(Dollars in thousands)
Interest income attributable to:
Loan portfolio, net	$52,147	$(8,807)	$43,340
Loans held for sale	(4,322)	33	(4,289)
Mortgage-backed securities	(4,680)	(186)	(4,866)
Short-term investments(1)	29	147	176
Investment securities and FHLB stock	1,177	49	1,226

Total interest-earning assets	44,351	(8,764)	35,587

Interest expense attributable to:
Transaction and money market	162	418	580
Savings	454	1,135	1,589
Certificates of deposit	4,121	(1,465)	2,656
Trust Preferred Securities and subordinated debentures(2)	579	677	1,256
Senior notes(3)	(1,096)	(1,404)	(2,500)
FHLB advances and other borrowings	19,745	2,219	21,964

Total interest-bearing liabilities	23,965	1,580	25,545

Increase (decrease) in net interest income	$20,386	$(10,344)	$10,042

(1)	Short-term investments include FHLB overnight deposits, federal funds sold, securities purchased under agreements to resell, and certificates of deposit.
(2)	Includes the effect of interest rate swaps. See Note 8 of the accompanying condensed notes to consolidated financial statements for more information on interest rate swaps.
(3)	Includes interest expense on convertible senior notes issued in February and March of 2004, and interest expense on senior notes up until February 2004, when the senior notes matured.

Interest Income.    Interest income increased by $36 million for the six months ended March 31, 2005, compared to the same period in 2004. This improvement was generated mostly by an increase of $2.1 billion in average portfolio loans outstanding during the six months ended March 31, 2005, compared to the same period in 2004, which increased interest income by $52 million, offset by decreases of $8.8 million due to a reduction in yield of 31 basis points on those loans. A decrease of $156 million in average loans held for sale outstanding during the six months ended March 31, 2005, compared to the same period in 2004, decreased interest income by $4.3 million. In addition, there was a reduction in interest income of $4.7 million as a result of a reduction of $247 million in average mortgage-backed securities outstanding during the six months ended March 31, 2005, compared to the same period in 2004.

The overall yield on interest earning assets decreased by 10 basis points during the six months ended March 31, 2005 compared to the same period in 2004.

Interest Expense.    Interest expense increased by approximately $26 million for the six months ended March 31, 2005, compared to the same period in 2004. This net change includes an increase in interest expense of $24 million due to changes in volume. The growth in loans was funded by an increase of $1.3 billion in average FHLB advances and other borrowings, and an increase of $278 million in the average balance of time deposits outstanding during the six months ended March 31, 2005, respectively, compared to the same period in 2004. This resulted in increased interest expense of $19.7 million and $4.1 million, respectively.

Interest expense increased for the six months ended March 31, 2005 compared to the same period in 2004 by $1.6 million from an increase in rates paid overall on interest bearing liabilities. The overall rates paid on interest bearing liabilities increased by 8 basis points during the six months ended March 31, 2005 compared to the same period in 2004. There was an increase of $2.2 million due to a rate increase of 15 basis points paid on FHLB advances and other borrowings between the two periods. In February 2004, $200 million in senior notes were repaid and replaced with $120 million of convertible senior notes during the same quarter of that year. The interest rate on senior debt declined from 5.90% for the six months ended March 31, 2004 to 3.57% for the same period in 2005. The combined volume and rate changes reduced senior note expense by $2.5 million.

Provision for Loan Losses.    BankUnited records a provision for loan losses as a charge to income in amounts necessary to adjust the allowance for loan losses as determined by management through its review of asset quality. The provision for loan losses was $2.2 million for both six-month periods ended March 31, 2005 and 2004. Net charge-offs for the six months ended March 31, 2005 were $1.5 million compared to $1.2 million for the same period in 2004. See Asset Quality for information on BankUnited’s allowance for loan losses.

Analysis of Non-Interest Income and Expenses

	For the Six Months Ended March 31,
	2005	2004	Increase/(Decrease)
	(Dollars in thousands)
Non-interest income:
Loan servicing fees	$1,707	$1,514	$193	12.7%
Amortization of mortgage servicing rights	(1,581)	(2,604)	1,023	39.3
Impairment of mortgage servicing rights	—	(1,200)	1,200	100.0
Loan fees	2,490	1,933	557	28.8
Deposit fees	2,116	2,163	(47)	(2.2)
Other fees	1,035	939	96	10.2
Net gain (loss) on sale of investment and mortgage-backed securities	2,186	(262)	2,448	934.4
Net gain on sale of loans and other assets	2,382	3,280	(898)	(27.4)
Income from insurance and investment services	2,215	2,126	89	4.2
Other	2,233	2,282	(49)	(2.1)

Total non-interest income	$14,783	$10,171	$4,612	45.3%

Total non-interest income reached $15 million for the six months ended March 31, 2005, up 45% over the same period last year. Non-interest income included net gains from the sale of investments and mortgage-backed securities of $2.2 million for the six months ended March 31, 2005, as compared to a net loss of $0.3 million for the same period in 2004. BankUnited recorded gains of $2.4 million and $3.3 million from the sale of loans and other assets during the six months ended March 31, 2005 and 2004, respectively. A large portion of the loans sold by BankUnited during the six months ended March 31, 2005 was sold on a servicing released basis while loans sold during the six months ended March 31, 2004 were sold on a servicing retained basis.

BankUnited’s portfolio of residential loans serviced for others was $1.3 billion at March 31, 2005. BankUnited earned $1.7 million in fees on loans serviced for others during the six months ended March 31, 2005, offset by $1.6 million of amortization. BankUnited earned $1.5 million in fees on loans serviced for others during the six months ended March 31, 2004, offset by $2.6 million of amortization. During the six months ended March 31, 2004, BankUnited recorded an impairment charge on its mortgage servicing rights of $1.2 million; there was no impairment during the same period in 2005. The amortization of $2.6 million and asset impairment charge $1.2 million recorded during the six months ended March 31, 2004 were the result of the refinancing boom and high level of prepayments experienced in the portfolio of loans serviced for others during that period.

Fee income, which includes loan fees, deposit fees and other fees (excluding loan servicing fees), was $5.6 million for the six months ended March 31, 2005, up 12% compared to the same period last year. The increase of 29%, or $557 thousand in loan fees was generated mostly by prepayment fees on loans.

Income from insurance and investment services for the six months ended March 31, 2005 was 2.2 million, up 4.2% over the same period last year.

	For the Six Months Ended March 31,
	2005	2004	Increase/(Decrease)
	(Dollars in thousands)
Non-interest expenses:
Employee compensation and benefits	$24,039	$21,480	$2,559	11.9%
Occupancy and equipment	10,392	8,036	2,356	29.3
Telecommunications and data processing	3,146	2,793	353	12.6
Advertising and promotion expense	2,819	2,438	381	15.6
Professional fees — legal and accounting	2,155	2,344	(189)	(8.1)
Insurance	763	727	36	5.0
Other operating expenses	5,043	2,497	2,546	102.0

Total non-interest expenses	$48,357	$40,315	$8,042	19.9%

Non-interest expense increased $8.0 million for the six months ended March 31, 2005, or 20%, from the same period in the prior year. This increase is centered in personnel and expansion of facilities. Other operating expenses increased by $2.5 million during the six months ended March 31, 2005 compared to the same period in 2004 in part due to a $1.3 million gain recorded during the six months ended March 31, 2004 from fair value adjustments to derivatives reflected as a credit in other operating expenses.

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

As of March 31, 2005, BankUnited had $1.3 billion in investments and mortgage-backed securities pledged against securities sold under agreements to repurchase with an outstanding balance of $1.2 billion, of which approximately $103 million mature overnight.

As of March 31, 2005, BankUnited had $3.1 billion of FHLB advances outstanding, including approximately $445 million which matured within 30 days. These advances were secured by loans with a market value of approximately $4.2 billion as of March 31, 2005. As of March 31, 2005, BankUnited had approximately $405 million available on its credit line with the FHLB of Atlanta. In addition, BankUnited had $85 million available as of March 31, 2005 under credit facilities entered into with other financial institutions to purchase overnight Federal Funds on a short-term basis.

Discussion of Cash Flows

Please refer to the Consolidated Statement of Cash Flows when reading the following discussion.

Significant Sources of Funds

During the six months ended March 31, 2005 and 2004, BankUnited received $1.3 billion and $1.1 billion, respectively in payments on loans. Proceeds from the repayment of mortgage-backed securities for the six months March 31, 2005 was $320 million compared to $403 million for the same period in 2004. BankUnited sold $188 million of loans during the six months ended March 31, 2005 compared to $77 million for the same period in 2004. BankUnited sold $193 million of investments and mortgage-backed securities during the six months ended March 31, 2005 compared to $308 million for the same period in 2004. BankUnited raised $516 million in additional deposits during the six months ended March 31, 2005 compared to $190 million during the same period during 2004. BankUnited received $16 million and $154 million of FHLB advances during the six months ended March 31, 2005 and 2004, respectively. BankUnited received funds of $2.2 million and $221 million during the six months ended March 31, 2005 and 2004, respectively from additional repurchase agreements. During the six months ended March 31, 2004, BankUnited raised $120 million from the issuance of convertible debt; none during the same period in 2005. During the six months ended March 31, 2005, BankUnited raised $31 million from the issuance of subordinated debentures to two of its non-consolidated trust subsidiaries; none during the same period in 2004.

Significant Uses of Funds

During the six months ended March 31, 2005, BankUnited funded $2.6 billion of loans as compared to $1.8 billion during the same period of 2004. In addition, BankUnited purchased $58 million of investment and mortgage-backed securities during the six months ended March 31, 2005 compared to $715 million during the same period of 2004. BankUnited used $20 million during the six months ended March 31, 2005 and 2004 to make escrow related tax payments on behalf of borrowers. BankUnited paid $200 million in maturing senior notes during the six months ended March 31, 2004; there were no such payments during the same period in 2005.

FINANCIAL CONDITION

The following is a discussion of significant changes from September 30, 2004 to March 31, 2005 in the Statement of Financial Condition. For a discussion of changes in cash and cash equivalents, see LIQUIDITY.

Assets

Investment securities available for sale.    The balance of investment securities available for sale was $305 million as of March 31, 2005, which is a net decrease of $29 million, or 8.7%, compared to $334 million as of September 30, 2004. The net decrease of $29 million is predominantly the result of sales of $79 million, and a $9 million market value adjustment, offset by an increase from purchases of $57 million. (See Note 3. of the accompanying condensed notes to consolidated financial statements for additional information on investment securities).

Mortgage-backed securities available for sale.    The balance of mortgage-backed securities available for sale was $1.7 billion as of March 31, 2005, which is a net decrease of $398 million, or 19.2% compared to $2.1 billion as of September 30, 2004. The net decrease of $398 million is predominantly the result of repayments of $321 million, sales of $114 million, a $20 million market value adjustment, and a $4.1 million reduction from premium amortization, offset by an increase from securitizations of $61 million. (See Note 3. of the accompanying condensed notes to consolidated financial statements for additional information on mortgage-backed securities).

Loans.    Loans receivable, net (including loans held for sale) increased by $1.0 billion, or 16% from $5.8 billion at September 30, 2004 to $6.8 billion at March 31, 2005. The portfolio is centered in first mortgage residential loans which account for 84% of the portfolio with an additional 12% in other real estate secured loans. There has not been a significant change in loan portfolio mix during the six months ended March 31, 2005.

The majority of the growth in loans was in one-to-four family residential, which had a net increase of $959 million. BankUnited’s MTA loans increased by $980 million during the six months ended March 31, 2005. MTA loans represented 54% of total one-to-four family residential loans as of March 31, 2005 compared to 44% as of September 30, 2004.

Loans receivable consist of the following:

	As of March 31, 2005		As of September 30, 2004
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
One-to-four family residential:
Residential mortgages	$5,032,175	73.9%	$4,058,858	70.9%
Specialty consumer mortgages	674,157	9.9	688,711	12.0

Total one-to-four family residential	5,706,332	83.8	4,747,569	82.9
Home equity loans and lines of credit	196,113	2.9	150,323	2.6
Multi-family	104,463	1.5	51,104	0.9
Commercial real estate	292,755	4.3	267,127	4.7
Construction	103,492	1.5	187,518	3.3
Land	142,577	2.1	94,006	1.6

Total real estate loans	6,545,732	96.1	5,497,647	96.0

Other loans:
Commercial	183,492	2.7	167,786	2.9
Consumer	17,416	0.2	19,454	0.3

Total other loans	200,908	2.9	187,240	3.2

Total loans held in portfolio	6,746,640	99.0	5,684,887	99.2
Unearned discounts, premiums and deferred fees, net	91,145	1.3	65,992	1.2
Allowance for loan losses	(24,777)	(0.3)	(24,079)	(0.4)

Total loans held in portfolio, net	$6,813,008	100.0%	$5,726,800	100.0%

Liabilities

Deposits.    Deposits increased by $516 million, or 15%, from $3.5 billion at September 30, 2004 to $4.0 billion at March 31, 2005. The majority of the growth was from an increase in certificates of deposit of $528 million. Non-interest bearing deposits were $310 million at March 31, 2005, up $63 million, or 25% from $247 million at September 30, 2004. Interest bearing transaction accounts, money market, and savings accounts were down from September 30, 2004 by $75 million.

Trust preferred securities and subordinated debentures.    Trust preferred securities and subordinated debentures increased by $31 million, or 19% from $165 million as of September 30, 2004 to $195 million as of March 31, 2005. This increase is mostly the result of the issuance of $31 million of subordinated debentures by BankUnited to two of its non-consolidated trust subsidiaries.

Advance payments by borrowers for taxes and insurance.    Advance payments by borrowers for taxes and insurance decreased by $20 million, or 34% during the quarter to $40 million as of March 31, 2005. This decrease reflects tax payments made by BankUnited on behalf of borrowers during the quarter ended December 31, 2004.

Asset Quality

The following table sets forth additional information concerning BankUnited’s non-performing assets at March 31, 2005 and September 30, 2004.

	March 31, 2005	September 30, 2004
	(Dollars in thousands)
Non-accrual loans	$18,132	$15,523
Restructured loans	362	367
Loans past due 90 days and still accruing	41	2

Total non-performing loans	18,535	15,892
Non-accrual tax certificates	—	69
Real estate owned	1,355	1,611

Total non-performing assets	19,890	17,572

Allowance for losses on tax certificates	—	65
Allowance for loan losses	24,777	24,079

Total allowance	$24,777	$24,144

Non-performing assets as a percentage of total assets	0.21%	0.20%
Non-performing loans as a percentage of total loans	0.27%	0.27%
Allowance for loan losses as a percentage of total loans	0.36%	0.42%
Allowance for loan losses as a percentage of non-performing loans	133.68%	151.52%

Non-performing assets as a percentage of total assets increased to 0.21% at March 31, 2005 from 0.20% at September 30, 2004.

The allowance for loan losses as a percentage of total loans was 0.36% as of March 31, 2005, compared to 0.42% as of September 30, 2004. Management believes the current allowance to be prudent given the composition of its loan portfolio, which is 96% secured by real estate, the historical loss experience and its assessment of current asset quality.

The following table sets forth the change in BankUnited’s allowance for loan losses for the three and six months ended March 31, 2005 and 2004.

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2005	2004	2005	2004
	(In thousands)
Allowance for loan losses, balance (at beginning of period)	$24,447	$22,125	$24,079	$22,295
Provisions for loan losses	1,050	1,200	2,200	2,175
Loans charged off:
One-to-four family residential(1)	(164)	(151)	(669)	(286)
Home equity loans and lines of credit	(200)	(6)	(331)	(7)
Commercial real estate	—	(298)	—	(298)
Commercial	(344)	(253)	(498)	(860)
Consumer(1)	(59)	(19)	(78)	(31)

Total loans charged off(2)	(767)	(727)	(1,576)	(1,482)

Recoveries:
One-to-four family residential mortgages(1)	—	—	—	192
Commercial	44	66	68	77
Consumer(1)	3	1	6	7

Total recoveries(2)	47	67	74	276

Reclassification of letter of credit reserve to other liabilities	—	—	—	(599)

Allowance for loan losses, balance (at end of period)	$24,777	$22,665	$24,777	$22,665

(1)	Specialty consumer mortgage loans originated through our branch network are included in one-to-four family residential loans.
(2)	Net annualized charge-offs as a percentage of average total loans were 0.05% for both three month periods ended March 31, 2005 and 2004. Net annualized charge-offs as a percentage of average total loans were 0.05% for both six month periods ended March 31, 2005 and 2004. There can be no assurance that additional provisions for loan losses will not be required in future periods.

The following table sets forth BankUnited’s allocation of the allowance for loan losses by category as of March 31, 2005 and September 30, 2004.

	March 31, 2005	September 30, 2004
	(In thousands)
Balance at the end of the period applicable to:
One-to-four family residential(1)	$5,868	$4,889
Home equity loans and lines of credit	3,413	2,608
Multi-family	836	409
Commercial real estate	2,786	2,706
Construction	828	1,500
Land	1,140	752
Commercial	7,768	7,140
Consumer(1)	302	331
Unallocated	1,836	3,744

Total allowance for loan losses	$24,777	$24,079

(1)	Specialty consumer mortgage loans originated through our branch network are included in one-to-four family residential loans.

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

Item 4.    CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of BankUnited’s disclosure controls and procedures was carried out by BankUnited, as of period end under the supervision and with the participation of BankUnited’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that BankUnited’s disclosure controls and procedures were effective as of March 31, 2005 to provide reasonable assurance that the information required to be disclosed by BankUnited in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We may make changes to our disclosure controls and procedures periodically, as we review their design and effectiveness on a continuing basis. No change in internal control over financial reporting occurred during the quarter ended March 31, 2005, that has materially affected, or is likely to materially affect, such internal control over financial reporting. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

PART II—OTHER INFORMATION

Item 2. (C) PURCHASE OF BANKUNITED SECURITIES

Purchases of BankUnited Equity Securities by BankUnited

	Total Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Maximum Number of Shares that May Yet Be Purchased Under the Program
January 1 - 31, 2005	11,500	$29.03	11,500	988,500

February 1 - 28, 2005	—	—	—	988,500

March 1 - 31, 2005	—	—	—	988,500

Total	11,500	$29.03	11,500	988,500

(1)	On October 24, 2002 BankUnited announced to the public that its Board of Directors had authorized a stock repurchase program on its Class A Common Stock. Under the program, BankUnited may purchase up to 1,000,000 shares of its Class A Common Stock. There is no expiration date for this stock purchase program.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The information under Part II, Item 4, of BankUnited’s Form 10-Q for the quarterly period ended December 31, 2004, as filed with the Securities and Exchange Commission on February 8, 2005, is incorporated herein by reference in response to this item.

Item 6.    EXHIBITS

(a) Exhibits.

10.1	Amendment to the Employment Agreement between BankUnited Financial Corporation and Ramiro Ortiz.*

10.2	Advances and Security Agreement effective February 5, 2005 between the Bank and the Federal Home Loan Bank of Atlanta.

10.3	Joinder Agreement effective February 5, 2005 among BU REIT, Inc., BankUnited FSB, and the Federal Home Loan Bank of Atlanta.

31.1	Certification of the Chief Executive Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensatory plans or arrangements

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

BANKUNITED FINANCIAL CORPORATION

/S/ HUMBERTO L. LOPEZ

By:

Humberto L. Lopez

Senior Executive Vice President and Chief Financial Officer

Date:    May 10, 2005

/S/ BERNARDO ARGUDIN

By:

Bernardo Argudin

Executive Vice President and Principal Accounting Officer

Exhibit Index

Exhibit Number	Description

10.1	Amendment to the Employment Agreement between BankUnited Financial Corporation and Ramiro Ortiz.

10.2	Advances and Security Agreement effective February 5, 2005 between the Bank and the Federal Home Loan Bank of Atlanta.

10.3	Joinder Agreement effective February 5, 2005 among BU REIT, Inc., BankUnited FSB, and the Federal Home Loan Bank of Atlanta.

31.1	Certification of the Chief Executive Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.