Form 10-Q
period 2005-06-30
BANKUNITED FINANCIAL CORP
filed 2005-08-09
CIK 894490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

The number of shares outstanding of the registrant’s common stock at the close of business on August 1, 2005 was 29,843,266 shares of Class A Common Stock, $.01 par value, and 431,562 shares of Class B Common Stock, $.01 par value.

This Form 10-Q contains 39 pages.

The Index to Exhibits appears on page 37.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q REPORT FOR THE QUARTER ENDED JUNE 30, 2005

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2005	September 30, 2004
	(Dollars in thousands, except share data)
ASSETS
Cash	$35,536	$31,062
Federal Home Loan Bank overnight deposits	61,022	148,647
Federal funds sold	11,056	2,185
Investments securities available for sale, at fair value	287,547	333,939
Mortgage-backed securities available for sale, at fair value	1,503,236	2,068,180
Mortgage loans held for sale, at fair value	25,602	28,786
Loans held in portfolio	7,460,569	5,684,887
Add: Unearned discounts, premiums and deferred fees, net	106,895	65,992
Less: Allowance for loan losses	(24,926)	(24,079)

Loans held in portfolio, net	7,542,538	5,726,800

FHLB stock and other earning assets	175,643	156,166
Office properties and equipment, net	36,552	26,417
Real estate owned	524	1,611
Interest receivable	36,095	32,195
Receivables from securities sales	42,647	—
Mortgage servicing rights	15,087	15,414
Goodwill	28,353	28,353
Bank-owned life insurance	111,163	88,210
Prepaid expenses and other assets	31,513	22,480

Total assets	$9,944,114	$8,710,445

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest bearing deposits	$3,896,628	$3,281,108
Non-interest bearing deposits	326,357	247,154

Total deposits	4,222,985	3,528,262

Securities sold under agreements to repurchase	1,297,842	1,182,237
Advances from Federal Home Loan Bank	3,500,385	3,115,428
Convertible senior notes	120,000	120,000
Trust preferred securities and subordinated debentures	196,250	164,979
Interest payable	16,349	14,051
Advance payments by borrowers for taxes and insurance	59,175	59,971
Accrued expenses and other liabilities	31,465	32,860

Total liabilities	9,444,451	8,217,788

Commitments and Contingencies (See notes 5, 9 and 10)
Stockholders’ Equity
Preferred Stock, $0.01 par value	9	8
Authorized shares—10,000,000 Issued shares—889,139 and 803,405 Outstanding shares—862,419 and 776,685 Treasury shares—26,720	(528)	(528)
Class A common stock, $0.01 par value	302	299
Authorized shares—60,000,000 Issued shares—30,192,795 and 29,866,275 Outstanding shares—29,837,566 and 29,522,546 Treasury shares—355,229 and 343,729	(3,342)	(3,008)
Class B common stock, $0.1 par value	6	6
Authorized shares—3,000,000 Issued shares—565,262 and 622,762 Outstanding shares—431,562 and 536,562 Treasury shares—133,700 and 86,200	(1,501)	(1,011)
Additional paid-in capital	340,091	336,258
Retained earnings	179,368	166,713
Deferred compensation	1,477	1,216
Accumulated other comprehensive loss	(16,219)	(7,296)

Total stockholders’ equity	499,663	492,657

Total liabilities and stockholders’ equity	$9,944,114	$8,710,445

See accompanying condensed notes to consolidated financial statements

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2005	2004	2005	2004
	(Dollars and shares in thousands, except per share data)
Interest income:
Interest and fees on loans	$88,637	$57,745	$238,491	$167,822
Interest on mortgage-backed securities	15,341	20,240	50,461	60,226
Interest and dividends on investments and other interest-earning assets	5,864	4,949	16,864	14,547

Total interest income	109,842	82,934	305,816	242,595

Interest expense:
Interest on deposits	26,160	17,856	67,157	54,028
Interest on borrowings	41,522	26,961	112,137	78,112
Preferred dividends of subsidiary trusts	3,395	1,792	9,325	6,466

Total interest expense	71,077	46,609	188,619	138,606

Net interest income before provision for loan losses	38,765	36,325	117,197	103,989
Provision for loan losses	800	1,200	3,000	3,375

Net interest income after provision for loan losses	37,965	35,125	114,197	100,614

Non-interest income:
Loan servicing fees	797	793	2,504	2,307
Amortization of mortgage servicing rights	(937)	(957)	(2,518)	(3,561)
Impairment of mortgage servicing rights	(130)	—	(130)	(1,200)
Loan fees	592	687	1,735	1,999
Deposit fees	1,066	1,060	3,182	3,223
Other fees	572	503	1,607	1,442
Net gain (loss) on sale of investments and mortgage-backed securities	927	(1,571)	3,113	(1,833)
Net gain on sale of loans and other assets	2	2,672	2,384	5,952
Income from insurance and investment services	970	1,096	3,185	3,222
Settlement of swap related to extinguishment of debt	(1,369)	—	(1,369)	—
Other non-interest income	1,217	1,690	3,450	3,972

Total non-interest income	3,707	5.973	17,143	15,523

Non-interest expenses:
Employee compensation and benefits	13,231	11,250	37,270	32,730
Occupancy and equipment	7,214	4,475	17,606	12,511
Telecommunications and data processing	1,886	1,485	5,032	4,278
Advertising and promotion expense	1,434	1,680	4,253	4,118
Professional fees-legal and accounting	2,168	1,176	4,323	3,520
Extinguishment of debt	36,548	—	36,548	—
Other non-interest expense	2,841	2,495	8,647	5,719

Total non-interest expenses	65,322	22,561	113,679	62,876

(Loss) income before income taxes	(23,650)	18,537	17,661	53,261
(Benefit) provision for income taxes	(8,841)	5,497	4,389	16,633

Net (loss) income	$(14,809)	$13,040	$13,272	$36,628

Earnings (Loss) Per Share:
Basic	$(0.50)	$0.43	$0.43	$1.22

Diluted	$(0.50)	$0.41	$0.41	$1.14

Weighted average number of common shares outstanding:
Basic	30,134	29,894	30,062	29,805
Diluted	30,134	32,175	32,366	32,124
Dividends declared per share on common stock	$149	—	$298	—

See accompanying condensed notes to consolidated financial statements

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	For the Nine Months Ended June 30, 2005 and 2004
	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Deferred Compensation	Accumulated Other Comprehensive Loss Net of Tax	Total Stockholders’ Equity
	(In thousands)
Balance at September 30, 2004	$8	$305	$336,258	$166,713	$(4,547)	$1,216	$(7,296)	$492,657
Comprehensive income:
Net income for the nine months ended June 30, 2005	—	—	—	13,272	—	—	—	13,272
Other comprehensive loss, net of tax	—	—	—	—	—	—	(8,923)	(8,923)
Total comprehensive income	—	—	—	—	—	—	—	4,349
Payment of dividends	—	—	—	(617)	—	—	—	(617)
Deferral of compensation	—	—	—	—	—	261	—	261
Purchase of stock	—	—	—	—	(334)	—	—	(334)
Shares acquired through deferred compensation arrangements	—	—	—	—	(490)	—	—	(490)
Stock option exercises and other awards	1	3	3,833	—	—	—	—	3,837
Balance at June 30, 2005	$9	$308	$340,091	$179,368	$(5,371)	$1,477	$(16,219)	$499,663

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Deferred Compensation	Accumulated Other Comprehensive Income (Loss) Net of Tax	Total Stockholders’ Equity
	(In thousands)
Balance at September 30, 2003	$7	$301	$328,017	$116,370	$(3,904)	$794	$5,788	$447,373
Comprehensive income:
Net income for the nine months ended June 30, 2004	—	—	—	36,628	—	—	—	36,628
Other comprehensive loss, net of tax	—	—	—	—	—	—	(27,264)	(27,264)
Total comprehensive income	—	—	—	—	—	—	—	9,364
Payment of preferred stock dividends	—	—	—	(278)	—	—	—	(278)
Deferral of compensation	—	—	—	—	—	290	—	290
Shares acquired through deferred compensation arrangements	—	—	—	—	(525)	—	—	(525)
Stock option exercises and other awards	1	3	5,259	—	—	—	—	5,263
Balance at June 30, 2004	$8	$304	$333,276	$152,720	$(4,429)	$1,084	$(21,476)	$461,487

See accompanying condensed notes to consolidated financial statements

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended June 30,
	2005	2004
	(In thousands)
Cash flows used in operating activities	$(85,938)	$(106,757)
Cash flows from investing activities:
Net increase in loans held in portfolio	(1,827,051)	(1,183,821)
Purchase of investment securities available for sale	(69,426)	(43,769)
Purchase of mortgage-backed securities available for sale	—	(1,115,137)
Purchase of other earning assets	(83,772)	(108,385)
Purchase of office properties and equipment	(14,724)	(7,119)
Purchase of bank-owned life insurance	(20,000)	—
Proceeds from repayments of investment securities available for sale	275	3,034
Proceeds from repayments of mortgage-backed securities available for sale	471,140	729,313
Proceeds from repayments of other earning assets	64,295	88,100
Proceeds from sale of investment securities available for sale	96,292	2,867
Proceeds from sale of mortgage-backed securities available for sale	162,930	439,566
Proceeds from sale of real estate owned and other assets	4,607	6,142
Proceeds from sale and write-offs of office properties and equipment	19	—

Net cash used in investing activities	(1,215,414)	(1,189,209)

Cash flows from financing activities:
Net increase in deposits	694,723	209,384
Net increase in Federal Home Loan Bank advances	386,067	387,903
Net increase in securities sold under agreements to repurchase	115,605	611,419
Net proceeds from issuance of convertible debt	—	116,661
Net proceeds from issuance of Subordinated Debentures	30,928	—
Net proceeds from issuance of stock	1,495	3.223
Purchase of stock	(334)	—
Maturity of senior notes	—	(200,000)
Dividends paid on preferred stock	(319)	(278)
Dividends paid on common stock	(298)	—
Decrease in advances from borrowers for taxes and insurance	(796)	(5,207)

Net cash provided by financing activities	1,227,071	1,123,105

Decrease in cash and cash equivalents	(74,280)	(172,861)
Cash and cash equivalents at beginning of period	181,894	226,898

Cash and cash equivalents at end of period	$107,614	$54,037

Supplemental disclosure and non-cash investing and financing activities:
Exchange of loans for mortgage-backed securities in loan sales transactions with FNMA and FHLMC	$110,344	$319,810
Transfer of loans held for sale to portfolio	—	$99,796
Securities sold pending settlement	$42,647	—

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

The unaudited consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the three and nine-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005. These condensed notes should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in BankUnited’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

Certain prior period amounts have been reclassified to conform to the June 30, 2005 consolidated financial statements presentation.

It is BankUnited's policy to record prepayment fees incurred upon the early extinguishment of debt in non-interest expense. It is BankUnited's policy to include fees in the carrying value of its loans and to amortize such items over the contractual maturities of the loans.

2.	Impact of Certain Accounting Pronouncements

SFAS No. 123R

In March 2004, the FASB issued a statement to revise Statement of Financial Accounting Standards (“SFAS”) No. 123 and SFAS No. 95, “Share-Based Payment,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The Statement will eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and will require instead that such transactions be accounted for using a fair-value-based method. The FASB had indicated that the statement would be effective for any interim or annual period beginning after June 15, 2005, meaning that an entity should apply the statement to all employee awards of share-based payment granted, modified, or settled in any interim or annual period beginning after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R. The Commission’s new rule allows companies to implement Statement No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. Based on stock based compensation arrangements outstanding as of June 30, 2005, management does not expect the impact that this statement will have on BankUnited’s consolidated financial condition and results of operations, once implemented beginning October 1, 2005, will be material. See Note 12, Stock Based Compensation, for pro-forma earnings per share for stock-based compensation and information on the acceleration of vesting periods for two stock option grants.

SFAS No. 154

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections.” This statement replaces Accounting Principles Board Opinion No. 20 “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Therefore, BankUnited will adopt this statement, as applicable, in its fiscal year beginning October 1, 2006.

EITF Issue No. 04-8

The Emerging Issues Task Force ("EITF") of the FASB reached a consensus position Issue No. 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect of Diluted Earnings Per Share”, which could have required that the dilutive effect of contingently convertible debt instruments such as BankUnited’s 3.125% Convertible Senior Notes (the “Notes”), be reflected in BankUnited’s calculation of diluted earnings per share for reporting periods ending after December 15, 2004. Previous accounting rules provided for the exclusion of the effect of the contingently convertible instruments until the contingency had been satisfied.

In December 2004, BankUnited entered into a First Supplemental Indenture (the “First Supplemental Indenture”), in respect of its $120 million aggregate principal amount of the Notes. The First Supplemental Indenture amends the indenture governing the Notes dated as of February 27, 2004 (the “Indenture”), between BankUnited and the Trustee.

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

As a result of the amendment effected by the First Supplemental Indenture, the Notes will have no effect on the calculation of BankUnited’s diluted average shares outstanding until the market price for BankUnited’s Class A Common Stock exceeds the conversion price of $38.06 per share.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Investment and Mortgage-Backed Securities Available for Sale

Investment Securities Available for Sale

Presented below is an analysis of investments designated as available for sale as of the following dates:

	As of June 30, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. government sponsored entity debt securities (1)	$72,649	$—	$(733)	$71,916
Preferred stock of U.S. government sponsored entities (1)	96,085	420	(4,584)	91,921
Trust preferred securities of other issuers	26,644	687	(93)	27,238
Mutual funds and other bonds (2)	97,707	49	(2,313)	95,443
Other equity securities	1,011	18	—	1,029

Total	$294,096	$1,174	$(7,723)	$287,547

(1)	U.S. government sponsored entities include the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC").
(2)	Underlying assets of mutual funds consist primarily of mortgage-backed securities.

	As of September 30, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. government sponsored entity debt securities (1)	$52,038	$539	$—	$52,577
Preferred stock of U.S. government sponsored entities (1)	96,089	436	(2,028)	94,497
Trust preferred securities of other issuers	88,567	4,072	(250)	92,389
Mutual funds and other bonds (2)	95,186	34	(1,706)	93,514
Other equity securities	932	30	—	962

Total	$332,812	$5,111	$(3,984)	$333,939

(1)	U.S. government sponsored entities include the FNMA and FHLMC.
(2)	Underlying assets of mutual funds consist primarily of mortgage-backed securities.

The following table provides ranges of contractual maturities as of June 30, 2005, for investment securities available for sale, which have contractual maturities.
	As of June 30, 2005
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$3,031	$3,028
Due after one year through five years	81,700	80,903
Due after five years through ten years	1,795	1,795
Due after ten years	41,769	42,086

Total	$128,295	$127,812

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mortgage-Backed Securities Available for Sale

Presented below is an analysis of mortgage-backed securities designated as available for sale.

	As of June 30, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
FNMA mortgage-backed securities	$287,926	$230	$(4,165)	$283,991
FHLMC mortgage-backed securities	86,280	73	(1,011)	85,342
Collateralized mortgage obligations	2,365	—	(28)	2,337
Mortgage pass-through certificates	1,144,719	1,100	(14,253)	1,131,566

Total	$1,521,290	$1,403	$(19,457)	$1,503,236

	As of September 30, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
FNMA mortgage-backed securities	$361,326	$640	$(3,714)	$358,252
FHLMC mortgage-backed securities	114,869	72	(1,355)	113,586
Collateralized mortgage obligations	4,648	—	(34)	4,614
Mortgage pass-through certificates	1,598,498	3,624	(10,394)	1,591,728

Total	$2,079,341	$4,336	$(15,497)	$2,068,180

Mortgage-backed securities available for sale as of June 30, 2005, by contractual maturity and adjusted for anticipated prepayments, are shown below.

	As of June 30, 2005
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$459,967	$454,508
Due after one year through five years	938,062	926,929
Due after five years through ten years	97,553	96,396
Due after ten years	25,708	25,403

Total	$1,521,290	$1,503,236

Based on the internal model used by BankUnited, estimated average duration of the mortgage-backed securities portfolio as of June 30, 2005 was 2.11 years. This duration extends to 2.74 years in a hypothetical scenario with a 100 basis points parallel shift in market interest rates. The model used by BankUnited is based on assumptions which may differ from the eventual outcome.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables provide information on unrealized losses for investments and mortgage-backed securities available for sale as of June 30, 2005 and September 30, 2004.

	As of June 30, 2005
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses
	(In thousands)
Available for sale securities
Investment securities:
U.S. government sponsored entity debt securities (2)	$71,916	$(733)	$—	$—	$71,916	$(733)
Preferred stock of U.S. government sponsored entities (2)	53,128	(2,958)	23,303	(1,626)	76,431	(4,584)
Trust preferred securities of other issuers	1,988	(12)	1,919	(81)	3,907	(93)
Mutual funds and other bonds (3)	3,400	(18)	81,966	(2,295)	85,366	(2,313)
Other equity securities	—

Total investment securities	$130,431	$(3,721)	$107,188	$(4,002)	$237,620	$(7,723)

Mortgage-backed securities:
FNMA mortgage-backed securities	$57,637	$(680)	$215,232	$(3,485)	$272,869	(4,165)
FHLMC mortgage-backed securities	—	—	80,975	(1,011)	80,975	(1,011)
Collateralized mortgage obligations	—	—	2,337	(28)	2,337	(28)
Mortgage pass-through certificates	364,177	(2,386)	632,625	(11,867)	996,802	(14,253)

Total mortgage-backed securities	$421,815	$(3,066)	$931,171	$(16,391)	$1,352,983	$(19,457)

(1)	These unrealized losses were caused by changes in interest rates and are considered to be temporary.

(2)	U.S. government sponsored entities include the FNMA and FHLMC.

(3)	Underlying assets of mutual funds consist primarily of mortgage-backed securities.

	As of September 30, 2004
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses
	(In thousands)
Available for sale securities
Investment securities:
Preferred stock of U.S. government sponsored entities (2)	$69,048	$(2,028)	$—	$—	$69,048	$(2,028)
Trust preferred securities of other issuers	7,427	(84)	3,834	(166)	11,261	(250)
Mutual funds and other bonds (3)	19,780	(60)	73,194	(1,646)	92,974	(1,706)

Total investment securities	$96,255	$(2,172)	$77,028	$(1,812)	$173,283	$(3,984)

Mortgage-backed securities:
FNMA mortgage-backed securities	$69,222	$(253)	$212,095	$(3,461)	$281,317	$(3,714)
FHLMC mortgage-backed securities	107,432	(1,355)	—	—	107,432	(1,355)
Collateralized mortgage obligations	4,018	(21)	595	(13)	4,613	(34)
Mortgage pass-through certificates	844,874	(7,085)	245,018	(3,309)	1,089,892	(10,394)

Total mortgage-backed securities	$1,025,546	$(8,714)	$457,708	$(6,783)	$1,483,254	$(15,497)

(1)	These unrealized losses were caused by changes in interest rates and are considered to be temporary.

(2)	U.S. government sponsored entities include the FNMA and FHLMC.

(3)	Underlying assets of mutual funds consist primarily of mortgage-backed securities.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Advances from Federal Home Loan Bank

Advances outstanding as of June 30, 2005 and September 30, 2004 from the Federal Home Loan Bank of Atlanta incur interest and have contractual payments as follows:

	As of June 30,				As of September 30,
	2005				2004
	Amount	Range of Interest Rates			Amount	Range of Interest Rates
Repayable During Fiscal Year Ending September 30,	(Dollars in thousands)
2005	$685,000	3.05%	-	3.48%	$769,000	1.90%	-	7.43%
2006	1,266,285	1.90%	-	6.65%	851,319	0.64%	-	6.65%
2007	630,000	2.34%	-	4.12%	450,000	0.40%	-	3.43%
2008	305,000	2.12%	-	5.50%	325,000	1.19%	-	5.50%
2009	125,000	4.43%	-	5.48%	125,000	4.01%	-	5.48%
2010	250,000	3.61%	-	5.65%	480,000	5.44%	-	6.94%
2011	39,000	4.70%	-	4.93%	64,000	4.70%	-	5.67%
2012	50,000	4.01%		4.01%	50,000	4.01%		4.01%
2015	150,100	3.46%		3.66%	—	—		—
Total contractual outstandings	3,500,385				3,114,319
Fair value adjustments (1)	—				1,109
Total carrying amount	$3,500,385				$3,115,428

(1)
The fair value adjustments as of September 30, 2004 were made in connection with interest rate swaps outstanding at the time that qualified for hedge accounting treatment under SFAS No. 133. The notional amount of the interst rate swaps used in these transactions was $200 million.

On June 17, 2005, BankUnited paid down $405 million of high rate FHLB advances resulting in an after-tax charge to earnings of $24.6 million. BankUnited anticipates a relative reduction in its cost of borrowings as a result of this pay down.

5.	Convertible Senior Notes

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

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Earnings (Loss) Per Share

The following tables reconcile basic and diluted earnings (loss) per share for the three and nine months ended June 30, 2005 and 2004.

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2005	2004	2005	2004
	(Dollars and shares in thousands, except per share data)
Basic earnings (loss) per share:
Numerator:
Net (loss) income	$(14,809)	$13,040	$13,272	$36,628
Preferred stock dividends	112	98	319	278

Net (loss) income available to common stockholders	$(14,921)	$12,942	$12,953	$36,350

Denominator:
Weighted average common shares outstanding	30,134	29,894	30,062	29,805

Basic (loss) earnings per share	$(0.50)	$0.43	$0.43	$1.22

Diluted earnings (loss) per share:
Numerator:
Net (loss) income available to common stockholders	$(14,921)	$12,942	$12,953	$36,350
Plus:
Convertible preferred stock dividends	—	98	319	278

Diluted net (loss) income available to common stockholders	$(14,921)	$13,040	$13,272	$36,628

Denominator:
Weighted average common shares outstanding	30,134	29,894	30,062	29,805
Plus:
Stock options and restricted stock	—	1,508	1,493	1,556
Convertible preferred stock	—	773	811	763

Diluted weighted average shares outstanding	30,134	32,175	32,366	32,124

Diluted (loss) earnings per share	$(0.50)	$0.41	$0.41	$1.14

Basic earnings (loss) per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of BankUnited. Computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on earnings (loss) per share.

Securities issued by BankUnited, which could potentially dilute earnings per share in future periods include: stock options, restricted stock, contingently convertible senior notes, and convertible preferred stock. When calculating diluted earnings per share, BankUnited utilizes the Treasury Stock method for options, restricted stock, and the contingently convertible senior notes, which results in only an incremental number of shares added to shares outstanding during the period. BankUnited utilizes the If-Converted method for convertible preferred stock, which results in 100% of the shares added to shares outstanding during the period.

During the three months ended June 30, 2005 and 2004, BankUnited did not consider a total of 4,666,117 shares and 119,316 shares, respectively, in the computation of diluted earnings per share because to do so would have been antidilutive. During the nine months ended June 30, 2005 and 2004, BankUnited did not consider a total of 204,007 and 59,354 shares, respectively, in its computation of diluted earnings per share for the same reason.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Regulatory Capital

The Bank’s regulatory capital levels as of June 30, 2005 and September 30, 2004 were as follows:

	As of June 30, 2005	As of September 30, 2004
	(Dollars in thousands)
Tier 1 Leverage Capital
Amount	$715,578	$622,328
Actual Ratio	7.2%	7.3%
Well-Capitalized Minimum Ratio(1)	5.0%	5.0%
Adequately Capitalized Minimum Ratio(1)	4.0%	4.0%
Tier 1 Risk-Based Capital
Amount	$715,578	$622,328
Actual Ratio	14.3%	15.1%
Well-Capitalized Minimum Ratio(1)	6.0%	6.0%
Adequately Capitalized Minimum Ratio(1)	4.0%	4.0%
Total Risk-Based Capital
Amount	$739,121	$644,060
Actual Ratio	14.7%	15.6%
Well-Capitalized Minimum Ratio(1)	10.0%	10.0%
Adequately Capitalized Minimum Ratio(1)	8.0%	8.0%

(1)	Based on Office of Thrift Supervision regulations.

In March and June 2005, BankUnited Financial Corporation contributed $42 million and $30 million, respectively, in additional capital to the Bank. In April and September 2004, BankUnited Financial Corporation contributed $30 million and $20 million, respectively, in additional capital to the Bank. The majority of these contributions were funded by proceeds BankUnited Financial Corporation received from the issuance of $120 million of convertible senior notes in February and March 2004.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Comprehensive (Loss) Income

BankUnited’s comprehensive income includes all items which comprise net (loss) income, plus other comprehensive (loss) income. For the three and nine months ended June 30, 2005 and 2004 BankUnited’s comprehensive (loss) income was as follows:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)
Net (loss) income	$(14,809)	$13,040	$13,272	$36,628
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain arising during the period on securities, net of tax expense (benefit) of $5,761 and $(15,992) for the three months ended June 30, 2005 and 2004, and $(3,812) and $(14,093) for the nine months ended June 30, 2005 and 2004, respectively	10,699	(29,699)	(7,080)	(26,173)
Unrealized (loss) gain on cash flow hedges, net of tax (benefit) expense of $(239) and $(824) for the three months ended June 30, 2005 and 2004, respectively, and of $96 and $(602) for the nine months ended June 30, 2005 and 2004, respectively	(444)	(1,530)	179	(1,119)
Less reclassification adjustment for:
Realized gain on securities sold included in net income, net of tax of $359 for the three months ended June 30, 2005, and $1,230 and $254 for the nine months ended June 30, 2005 and 2004, respectively	667	—	2,284	472
Realized loss on cash flow hedges, net of tax benefit of $33 and $92 for the three months ended June 30, 2005 and 2004, and $141 and $269 for the nine months ended June 30, 2005 and 2004, respectively	(62)	(171)	(262)	(500)
Total other comprehensive income (loss), net of tax	9,650	(31,058)	(8,923)	(27,264)
Comprehensive (loss) income	$(5,159)	$(18,018)	$4,349	$9,364

9.	Accounting For Derivatives and Hedging Activities

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

Interest Rate Swaps and Caps

BankUnited enters into interest rate swap and cap contracts as fair value and cash flow hedges (“hedge”) for the purpose of hedging long-term fixed and variable rate debt (“hedged item”). All terms of the hedge contracts, with the exception of the right to defer interest payments, are the same as those of the hedged item. BankUnited expects these hedge contracts to be highly effective in offsetting fair value changes for fair value hedges and cash flow changes for cash flow hedges of its long-term debt, and therefore applies hedge accounting treatment. Hedges designated by BankUnited to change the fixed interest rate to variable on fixed long-term debt are treated as qualifying fair value hedges. The accounting treatment for fair value hedges is to record the change in fair value during the period of both the hedge instrument and the hedged item into current earnings. Hedges designated by BankUnited to change the variable interest rate to fixed on variable long-term debt are treated as qualifying cash flow hedges. The accounting treatment for cash flow hedges is to record the effective portion of the gain or loss on the hedge instrument as a component of other comprehensive income, net of tax, with an offsetting amount recorded in either other assets or other liabilities. The gains and losses recorded in other accumulated comprehensive income are reclassified into current earnings in the same period in which the hedged item affects earnings.

The following table summarizes certain information with respect to the use of derivatives and their impact on BankUnited’s statements of operations during the three and nine months ended June 30, 2005 and 2004:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)
Fair Value Hedges
Net gain recorded in earnings due to ineffectiveness	$29	$187	$41	$188
Net loss recorded in earnings upon settlement of swap related to debt extinguishment	(1,369)	—	(1,369)	—
Other Derivatives (1)
Net gain (loss) recorded in earnings	84	(111)	92	630

Total net (loss) gain recorded in earnings due to derivatives	$(1,256)	$76	$(1,236)	$818

Note:
There was no ineffectiveness related to cash flow hedges during the three and nine months ended June 30, 2005 and 2004. Within the next 12 months, BankUnited estimates that $423 thousand of existing unrealized gains or losses on cash flow hedges as of June 30, 2005, will be reclassified out of accumulated other comprehensive income as a charge to earnings.

(1)	These derivatives are used by BankUnited to hedge interest rate risk, but do not qualify for hedge accounting treatment.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	Commitments and Contingencies

Standby and commercial letters of credit are off balance sheet instruments which represent conditional commitments issued by BankUnited to guarantee the performance of a customer to a third party. BankUnited had outstanding standby and commercial letters of credit, in the amount of $ 41.8 million and $53.5 million as of June 30, 2005 and September 30, 2004, respectively. Fees collected on standby and commercial letters of credit represent the fair value of these commitments and are deferred and amortized over their term, which is typically one year or less.

BankUnited is a party to certain claims and litigation arising in the ordinary course of business. In the opinion of management, the resolution of such claims and litigation will not materially affect BankUnited’s consolidated financial position or results of operations.

11.	Related Party Transactions

In November 2004, the Bank entered into a sublease agreement with the law firm of Camner, Lipsitz and Poller, P.A. (CLP) whereby the Bank, as lessor, would sublease a portion of the premises it leases for executive office space located at 255 Alhambra Circle, Coral Gables, Florida to CLP. The portion of the premises leased to CLP consists of approximately 2,223 square feet. The term of the sublease commenced on December 1, 2004 and will extend through January 31, 2014 with the option to extend the term for four successive five-year terms. Lease payments due from CLP are approximately $61 thousand per year. Additional incremental costs may be passed to CLP under the master lease, based on the pro-rata square feet occupied by CLP.

The following table provides an analysis of changes in the amounts of related party loans during the fiscal periods presented:

	Related Party Loans
	Fiscal 2005	Fiscal 2004
	(In thousands)
Ending balance at September 30, 2004 and 2003, respectively	$5,593	$6,307
Additions	2,367	827
Payments	(1,599)	(852)
Termination of related party relationship	—	(937)
Ending balance at June 30, 2005 and 2004, respectively	$6,361	$5,345

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	Stock Based Compensation

Pro-forma Earnings (Loss) Per Share

The following table provides pro-forma earning (loss) per share for stock-based compensation for the three and nine-month periods ended June 30, 2005 compared to the same period in the prior year:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Net (loss) income, as reported	$(14,809)	$13,040	$13,272	$36,628
Add: Total stock-based employee and director compensation expense included in net (loss) income, net of related tax effects	479	460	1,308	1,134
Deduct: Total stock-based employee and director compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,367)	(935)	(4,292)	(2,455)

Pro forma net (loss) income	$(15,697)	$12,565	$10,288	$35,307

Earnings (loss) per share:
Basic — as reported	$(0.50)	$0.43	$0.43	$1.22

Basic — pro forma	$(0.52)	$0.42	$0.33	$1.18

Diluted — as reported	$(0.50)	$0.41	$0.41	$1.14

Diluted — pro forma	$(0.52)	$0.39	$0.32	$1.10

Assumptions for weighted average grant-date fair value of options granted during the period using the Black Scholes option pricing model are as follows:
Dividend yield	0.07	—	0.07	—
Expected volatility	28.0%	32.0%	28.0%	32.0%
Risk free interest rate	3.83%	3.85%	3.43%	3.34%
Expected life (years)	4.84	5.81	4.76	5.25

Acceleration of Vesting

On January 24, 2005, the Compensation Committee (the “Compensation Committee”) of the Board of Directors of BankUnited determined to accelerate the vesting of two stock options which were granted to Alfred Camner, BankUnited’s Chief Executive Officer, and Ramiro Ortiz, BankUnited’s President and Chief Operating Officer, under BankUnited’s 2002 Stock Award and Incentive Plan (the “2002 Plan”) on September 30, 2004. The acceleration of vesting was approved to become effective automatically if, and at such time, that the market price of BankUnited’s Class A Common Stock closed below $29.15 per share. The exercise prices of both options were based on the fair market value of BankUnited’s Class A Common Stock on the date of grant, which was $29.15. On January 25, 2005 the price of BankUnited’s Class A Common Stock closed at $29.04 per share. The acceleration of the vesting period for the options granted to the CEO and COO met the criteria for variable accounting under FASB Interpretation No. 44, however, because the vesting of these options was accelerated at a time when the exercise price was higher than the market price of the underlying stock, the acceleration did not result in a charge to earnings for compensation expense. As a result of the acceleration, the option granted to the CEO for the purchase of 75,000 shares of BankUnited’s Noncumulative Convertible Preferred Stock, Series B, and the option granted to the President and COO for the purchase of 50,000 shares of BankUnited’s Class A Common Stock, became immediately vested and exercisable on January 25, 2005, instead of vesting in five equal installments commencing on the first anniversary of the date of grant.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On May 20, 2005, the Compensation Committee determined to accelerate the vesting of two additional stock options which were also granted to CEO under the 2002 Plan. The acceleration of vesting was approved to become effective immediately. As a result of the acceleration, an option granted to the CEO on April 28, 2004 for the purchase of 10,000 shares of the Company’s Noncumulative Convertible Preferred Stock, Series B (“Series B Preferred Stock”), at an exercise price of $38.97 per share, became immediately vested and exercisable, instead of vesting in eight equal installments commencing on the first anniversary of the date of grant; and an option granted to the CEO on October 26, 2004 for the purchase of 50,000 shares of the Series B Preferred Stock, at an exercise price of $41.74 per share, became immediately vested and exercisable instead of vesting in five equal installments commencing on the first anniversary of the date of grant. Each share of Series B Preferred Stock is convertible into 1.4959 shares of BankUnited’s Class B Common Stock, and each share of the BankUnited’s Class B Common Stock is convertible into one share of the BankUnited ’s Class A Common Stock.

The acceleration of the vesting period for the options meets the criteria for variable accounting under FASB Interpretation No. 44. However, the exercise prices of both options were based on the fair market value of BankUnited’s Class A Common Stock on the dates of grant, which was $26.05 on April 28, 2004, and $27.90 on October 26, 2004. On May 20, 2005, the Company’s Class A Common Stock closed at $25.07. The fair market value of the Series B Preferred Stock, calculated as the closing price of the Class A Common Stock multiplied by 1.4959, was $37.50. Because the vesting of these options was accelerated at a time when their exercise prices were higher than the market value of the underlying stock, the acceleration did not result in a charge to earnings for compensation expense. The value of these options will be reflected in the footnote disclosures to BankUnited’s financial statements for the quarter ending June 30, 2005, as required by SFAS No. 148. BankUnited projects that, if the vesting of these options had not been accelerated, then SFAS 123R would have required the BankUnited to recognize approximately $690,000 in compensation expense from these options over their remaining vesting terms, in quarters beginning after September 30, 2005.

The 2002 Plan permits the Compensation Committee to adjust the terms and conditions of awards granted under that plan in response to changes in accounting principles, among other reasons, subject to certain restrictions. The Compensation Committee determined to accelerate the vesting of these options as a result of the issuance by the FASB of SFAS No. 123R, which BankUnited expects to adopt effective October 1, 2005. BankUnited anticipates that, by accelerating the vesting of these options at a time when their exercise price was higher than the market price, BankUnited will not be required to recognize compensation expense on the options. The value of these options is reflected in the pro-forma earnings per share disclosures above, as required by SFAS No. 148.

13.	Purchase of BankUnited Class A Common Stock

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

As used in this Form 10-Q, “BankUnited,”“we,”“us” and “our” refers to BankUnited and its subsidiaries on a consolidated basis. The following discussion and analysis and the related financial data present a review of BankUnited’s consolidated operating results for the three and nine month periods ended June 30, 2005 and 2004 and consolidated financial condition as of June 30, 2005. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in BankUnited’s Annual Report on Form 10-K for the year ended September 30, 2004.

This Quarterly Report on Form 10-Q contains forward-looking statements. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words and phrases such as: “will likely result,”“expect,”“will continue,”“anticipate,”“estimate,”“project,”“believe,”“intend,”“should,”“may,”“can,”“plan,”“target” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include, but are not limited to, discussions concerning:

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

In evaluating BankUnited’s financial condition and operating performance, management focuses on increasing loan originations to residential mortgage, commercial and commercial real estate customers, increasing total and core deposit balances, improving BankUnited’s net interest margin, maintaining high credit standards, low levels of non-performing assets and adequate loan loss reserves, managing interest rate risk, controlling expenses, and ensuring adequate funding for ongoing growth. Based on these factors, highlights of BankUnited’s performance for the third quarter of fiscal 2005 and changes in financial condition since the end of fiscal 2004 include:

•	Balance sheet repositioned through prepayment of $405 million of high rate debt and related swaps, resulting in a $24.6 million after-tax charge to earnings.

•	Net loss of $14.8 million, compared to net income of $13.0 for the same quarter last year.

•	Net interest margin decreased to 1.67% for the quarter ended June 30, 2005, compared to 1.87% for the same period in 2004.

•	Loan production for the third quarter of fiscal 2005 improved by 28.3% compared to the same quarter in fiscal 2004, to reach $1.5 billion.

•	Total loans, net increased to $7.6 billion, up 31% compared to $5.8 billion at September 30, 2004.

•	Total assets of $9.9 billion, up 14.2% compared to $8.7 billion at September 30, 2004.

•	Non-performing assets as a percentage of total assets of 0.10%, down from 0.20% at September 30, 2004.

•	Total deposits of $4.2 billion, up 20% compared to $3.5 billion at September 30, 2004.

•	Non-interest bearing deposits grew to $326 million as of June 30, 2005, a 32% increase compared to September 30th of 2004.

•	Branch network increased to 55 as of June 30, 2005 with two new branch openings during the quarter.

See discussion in RESULTS OF OPERATIONS and FINANCIAL CONDITION for more information on BankUnited’s operating performance during the three and nine months ended June 30, 2005 compared to the same period in 2004, and changes in financial condition from September 30, 2004.

Fiscal 2005 Developments

As of August 1, 2005, BankUnited was operating 55 full-service banking offices including five new offices opened in Florida during fiscal 2005.  BankUnited plans to open from five to seven additional full-service banking offices through the end of the fiscal 2005 and from eight to ten during fiscal 2006.  BankUnited was also operating seven loan production offices as of August 1, 2005, including offices in Arizona and California which were also opened during fiscal 2005.

On January 28, 2005, BankUnited purchased 11,500 shares of its Class A Common Stock in the open market at a price of $29.03 per share for a total of $333,840. This represents a purchase of stock under a stock purchase plan authorized by BankUnited’s board of directors to purchase up to 1,000,000 shares of its Class A Common Stock in open market transactions. BankUnited announced the stock purchase plan on October 24, 2002.

On March 29, 2005, and June 30, 2005 BankUnited’s board of directors declared quarterly cash dividends of one-half cent ($0.005) per share on it’s Class A Common Stock. BankUnited anticipates that it will continue to declare and pay such dividends on a quarterly basis subject to termination at any time at the sole discretion of the board.

On June 17, 2005, BankUnited repositioned its balance sheet by prepaying $405 million of high rate debt in the form of FHLB advances, and settled related swaps. BankUnited anticipates a relative reduction in its costs of borrowings as a result of this repositioning.

Critical Accounting Policies

BankUnited’s financial position and results of operations are impacted by management’s application of accounting policies involving judgments made to arrive at the carrying value of certain assets. In implementing its policies, management must make estimates and assumptions about the effect of matters that are inherently less than certain. Actual results could differ significantly from these estimates which could materially affect the amounts of our assets, liabilities, income and expenses. Critical accounting policies applied by BankUnited include the allowance for loan losses and the valuation of mortgage servicing rights pertaining to the sale of mortgage loans. Estimates impacting the carrying value of the loan portfolio include the amount of the allowance for loan losses. On a periodic basis, management obtains a valuation of mortgage servicing rights prepared by independent third parties.

For a more detailed discussion on these critical accounting policies, see “Critical Accounting Policies” on page 20 of BankUnited’s Annual Report on Form 10-K for the year ended September 30, 2004.

Accounting Pronouncements Issued and Not Yet Adopted

BankUnited expects to implement Statement of Financial Accounting Standards No. 123 Revised “Accounting for Stock Based Compensation”, (“SFAS No. 123R”) in the first quarter of its 2006 fiscal year. See Note 2. Impact of Certain Accounting Pronouncements —SFAS No. 123R in the condensed notes to consolidated financial statements. Management has already taken measures to reduce the impact that share-based compensation arrangements will have on earnings upon the adoption of SFAS No. 123R (See Note 12. Stock Based Compensation Acceleration of Vesting in the condensed notes to consolidated financial statements). Management is evaluating the overall impact that the new rules for share-based compensation arrangements will have on earnings upon the adoption of SFAS No. 123R.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154 “Accounting Changes and Error Corrections”, (“SFAS No. 154”). This statement replaces Accounting Principles Board Opinion No. 20 “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Therefore, BankUnited will adopt this statement, as applicable, in its fiscal year beginning October 1, 2006.

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2005 Compared to the Same Period in 2004

General

Net loss for the three months ended June 30, 2005 was ($14.8) million, down $27.8 million from net income of $13.0 million for the same quarter last year. Basic and diluted loss per share was ($0.50) for the quarter, compared to earnings of $0.43 and $0.41 per share, respectively, for the same quarter last year. The net decrease in net income of $27.8 million includes an after tax charge of $24.6 related to the prepayment by BankUnited of high rate FHLB advances and the settlement of related swaps.

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

Yields Earned and Rates Paid

	For the Three Months Ended June 30,
	2005			2004
	(Dollars in thousands)
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Loan portfolio, net(1)	$7,165,849	$88,403	4.93%	$4,852,464	$56,493	4.66%
Loans held for sale	15,918	234	5.89%	91,175	1,252	5.49%
Mortgage-backed securities	1,614,157	15,341	3.80%	2,321,678	20,240	3.49%
Short-term investments(2)	22,895	335	5.88%	15,384	66	1.73%
Investment securities and FHLB stock	467,829	5,529	4.73%	473,588	4,883	4.13%
Total interest-earning assets	9,286,648	109,842	4.73%	7,754,289	82,934	4.28%
Interest-bearing liabilities:
Transaction and money market	384,912	1,353	1.41%	377,326	1,021	1.09%
Savings	922,650	5,250	2.28%	1,024,578	4,355	1.71%
Certificates of deposits	2,484,654	19,557	3.16%	1,784,028	12,480	2.81%
Trust preferred securities and subordinated debentures(3)	195,458	3,395	6.95%	165,497	1,792	4.33%
Senior notes	120,000	1,069	3.57%	120,000	1,070	3.57%
FHLB advances and other borrowings(3)	4,519,851	40,453	3.59%	3,736,288	25,891	2.79%
Total interest-bearing liabilities	$8,627,525	$71,077	3.30%	$7,207,717	$46,609	2.60%
Excess of interest-earning assets over interest-bearing liabilities	$659,123			$546,572
Net interest income		$38,765			$36,625
Interest rate spread			1.43%			1.68%
Effect of non-interest bearing sources			0.24%			0.19%
Net interest margin			1.67%			1.87%
Ratio of interest-earning assets to interest-bearing liabilities	107.64%			107.58%

Note:
The yields and rates along with the corresponding interest rate spread and net interest margin represent the yields earned and rates paid on BankUnited’s interest-earning assets and interest-bearing liabilities, respectively, for the periods presented. The yields are annualized and are not calculated on a tax equivalent basis.

(1)	Includes average non-accruing loans of $11 million and $17 million for the three months ended June 30, 2005 and 2004, respectively.

(2)	Short-term investments include FHLB overnight deposits, federal funds sold, and certificates of deposit.

(3)	Includes the effect of interest rate swaps. For more information on interest rate swaps see Note 9 of the accompanying condensed notes to consolidated financial statements.

Net interest income before provision for loan losses was $38.8 million for the quarter ended June 30, 2005, a $2.4 million, or 6.9% increase over $36.3 million for the same period in 2004.

Yield on earning assets increased 45 basis points while rates on interest bearing liabilities increased by 70 basis points. There was a favorable change in the mix of earning assets with a decline of $708 million in lower yielding mortgage-backed securities, which partially funded an increase in higher yielding loans. This was more than offset by higher cost FHLB advances and other borrowings, which increased by 80 basis points and grew by $783 million. The overall growth in loans of $2.2 billion was funded by the reduction of average mortgage backed securities of $708 million, the increase of $783 million in average FHLB advances and other borrowings, and an increase of $701 million of time deposits outstanding during the three months ended June 30, 2005, respectively, compared to the same period in 2004.

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

	For the Three Month Period Ended June 30, 2005 vs. 2004
	Increase (Decrease) Due to
	Changes in Volume	Changes in Rate	Total Increase/(Decrease)
	(Dollars in thousands)
Interest income attributable to:
Loan portfolio, net	$26,951	$4,959	$31,910
Loans held for sale	(1,033)	15	(1,018)
Mortgage-backed securities	(6,173)	1,274	(4,899)
Short-term investments(1)	32	237	269
Investment securities and FHLB stock	(59)	705	646

Total interest-earning assets	19,718	7,190	26,908

Interest expense attributable to:
Transaction and money market	21	311	332
Savings	(436)	1,331	895
Certificates of deposit	4,922	2,155	7,077
Trust Preferred Securities and subordinated debentures(2)	324	1,279	1,603
Senior notes(3)	—	(1)	(1)
FHLB advances and other borrowings	5,465	9,097	14,562

Total interest-bearing liabilities	10,296	14,172	24,468

Increase (decrease) in net interest income	$9,422	$(6,982)	$2,440

(1)	Short-term investments include FHLB overnight deposits, federal funds sold, and certificates of deposit.

(2)	Includes the effect of interest rate swaps. See Note 9 of the accompanying condensed notes to consolidated financial statements for more information on interest rate swaps.

(3)	Includes interest expense on convertible senior notes issued in February and March of 2004, and interest expense on senior notes up until February 2004, when the senior notes matured.

Interest Income.    Interest income increased by $26.9 million for the three months ended June 30, 2005, compared to the same period in 2004. An increase of $2.3 billion in average portfolio loans outstanding during the three months ended June 30, 2005 compared to the same period in 2004, increased interest income by $27.0  million, in addition to an increase of $5.0 million due to a increase in yield of 27 basis points on those loans. In addition to the increase in mortgage rates, the increase in yield on loans was also fueled by prepayment fees charged to customers upon early prepayment of mortgage loans, which were classified in interest income for the first time during the quarter. Prepayment fees charged in previous periods were classified in non-interest income and have been reclassified into interest income. Prepayment fees charged for the three months ended June 30, 2005 were $1.4 million compared to $509 thousand for the same period in 2004. A reduction of $708 million in average mortgage-backed securities outstanding during the three months ended June 30, 2005 compared to the same period in 2004 decreased interest income by $6.2 million. An increase of 31 basis points earned on mortgage-backed securities increased interest income by $1.3 million during the quarter ended June 30, 2005, compared to the same period in 2004.

Interest Expense.    Interest expense increased by $24.5 million for the three months ended June 30, 2005, compared to the same period in 2004. The most significant factor giving rise to this increase was additional interest paid on FHLB advances and other borrowings of $14.6 million. Average outstanding balances of FHLB advances and other borrowings during the three months ended June 30, 2005, compared to the same period in 2004 increased by $783 million causing interest expense to go up by $5.5 million. The cost of FHLB advances and other borrowings went up for the quarter by 80 basis points causing interest expense to go up by $9.1 million. On June 17, 2005, BankUnited repositioned its balance sheet by prepaying $405 million of high rate debt in the form of FHLB advances. BankUnited anticipates a relative reduction in its costs of borrowings as a result of this repositioning. Average time deposits increased by $701 million during the quarter ended June 30, 2005 compared to the same period in 2004 causing interest expense to increase by $4.9 million. The cost of these deposits also increased by 35 basis points for the same period causing interest expense to increase by $2.2 million.

BankUnited continued to benefit from non-interest bearing liabilities and equity capital, which rose on average by $113 million since June 30, 2004.

The net interest margin decreased during the quarter ended June 30, 2005 to 1.67%, compared to 1.87% for the same quarter last year, as computed for both periods based on the reclassification of prepayment penalties into interest income. This decease in margin is primarily the result of the following three factors:

First, there has been a lagging effect on the re-pricing of adjustable rate mortgage loans as short-term interest rates have increased since fiscal 2004. BankUnited’s one-to-four family residential loans as of June 30, 2005 were comprised of approximately $5.4 billion, or 85%, of adjustable rate mortgages loans and $0.9 billion, or 15%, of fixed rate mortgage loans. Included in the $5.4 billion of adjustable rate mortgage loans were approximately $3.8 billion of loans indexed to the Monthly Treasury Average (MTA). The MTA index is the twelve month average of the monthly average yields on U.S. Treasury securities adjusted to a constant maturity of one year. The $3.8 billion of MTA loans included $3.5 billion of loans that re-price monthly (one month MTA). The twelve month look back period and averaging nature of this index results in a slower reaction to changes in short term interest rates on assets indexed to the MTA than on liabilities priced at the short term market rates. This lag can produce volatility in the net interest margin. In a rising interest rate environment, this lagging effect tends to reduce the net interest margin with improvement in the margin occurring as short-term interest rates level off or decline. The magnitude of the impact on margin is a function of the size of the interest rate movement and frequency of change while the timing of the lag is driven by the twelve month averaging. (See Lag Risk in Item 7A. of BankUnited’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004).

Second, actions by the Federal Reserve Board to increase short-term interest rates, since June 2004, have increased BankUnited’s cost of funds. Competitive deposit pricing pressure also impacted the cost of savings and interest bearing transaction accounts. This resulted in a 70 basis point rise in the cost of interest bearing liabilities while the overall yield on BankUnited’s earning assets increased by 45 basis points.

Third, prepayments of BankUnited’s mortgage loans increased to $323 million for the quarter ended June 30, 2005, compared to $249 million for the same quarter in 2004. As the loans prepay, net interest income is reduced by the amount of unamortized premiums and other deferred origination costs, which are written off. BankUnited wrote off $6.5 million and $3.9 million in premiums and deferred fees during the three months ended June 30, 2005 and 2004, respectively.

The impact of prepayments will be partially offset by prepayment penalties received that have been revised in accordance with the reclassification for purposes of comparison in interest income for the first time during the quarter ended June 30, 2005; previous periods have been reclassified. Changes in the level of prepayments could affect the net interest margin in the future. While BankUnited recognizes that the prepayments are an industry wide phenomenon, management has implemented programs during the quarter with the intent of reducing the level of prepayments in future periods.

Provision for Loan Losses.    BankUnited records a provision for loan losses as a charge to income in amounts necessary to adjust the allowance for loan losses as determined by management through its review of asset quality. The provision for loan losses of $800 thousand for three months ended June 30, 2005 represents a decrease of $400 thousand compared to $1.2 million recorded for the same period in 2004. Net charge-offs for the three months ended June 30, 2005 were $651 thousand, or 0.04% as a percentage of average total loans, compared to $568 thousand, or 0.05%, for the same period in 2004. See Asset Quality for information on BankUnited’s allowance for loan losses.

Analysis of Non-Interest Income and Expenses

The following table provides changes in non-interest income for the three months ended June 30, 2005 compared to the same period in 2004:

	For the Three Months Ended June 30,
	2005	2004	Increase/(Decrease)
	(Dollars in thousands)
Non-interest income:
Loan servicing fees	$797	$793	$4	0.5%

Amortization of mortgage servicing rights	(937)	(957)	20	2.1
Impairment of mortgage servicing rights	(130)	—	(130)	—
Loan fees	592	687	(95)	(13.8)
Deposit fees	1,066	1,060	6	0.6
Other fees	572	503	69	13.7
Net gain (loss) on sale of investment and mortgage-backed securities	927	(1,571)	2,498	(159)
Net gain on sale of loans and other assets	2	2,672	(2,670)	(99.9)
Income from insurance and investment services	970	1,096	(126)	(11.5)
Settlement of swap related to extinguishment of debt	(1,369)	—	(1,369)	—
Other non-interest income	1,217	1,690	(473)	(28.0)

Total non-interest income	$3,707	$5,973	$(2,266)	(37.9)%

Total non-interest income for the quarter ended June 30, 2005 was $3.7 million, down $2.3 million, or 37.9% compared to the same quarter last year. The decrease is primarily attributable to a $1.4 million charge taken on the settlement of swaps related to the prepayment of FHLB debt and a decline in total fee income and income from insurance and investment services.

BankUnited’s portfolio of residential loans serviced for others was $1.2 billion at both June 30, 2005 and 2004. BankUnited earned $797 thousand in fees on loans serviced for others during the three months ended June 30, 2005, offset by $937 thousand of amortization of mortgage servicing rights. In comparison, BankUnited earned $793 thousand in fees on loans serviced for others during the three months ended June 30, 2004, offset by $957 thousand of amortization. BankUnited recorded a $130 thousand impairment charge on its mortgage servicing rights during the three-month period ended June 30, 2005, compared to none during the same period in 2004. The impairment charge was based on an independent third party’s valuation of BankUnited’s mortgage servicing assets.

Fee income, which includes loan fees, deposit fees and other fees (excluding loan servicing fees), was $2.2 million for the third quarter of fiscal 2005, down 0.9% from $2.3 million for the same quarter last year.

Non-interest income included net gains from the sale of investments and mortgage-backed securities of $0.9 million for the quarter ended June 30, 2005, as compared to losses of $1.6 million for the same quarter last year, and net gains from the sale of loans and other assets were $2.7 million for the quarter ended June 30, 2004. The reduction in gains on the sale of loans and other assets can be attributed to the decrease in demand for conforming products that can be sold in the secondary market to government sponsored agencies on a service-retained basis. BankUnited has sold loans in the secondary market on a service-released basis and may consider selling such loans in future periods upon favorable market conditions.

Insurance and investment income for the quarter was $1.0 million, down 11.5% over the same quarter last year. This reflects the cyclical nature of this line of business when interest rates are rising.

The following table provides changes in non-interest expense for the three months ended June 30, 2005 compared to the same period in 2004:

	For the Three Months Ended June 30,
	2005	2004	Increase/(Decrease)
	(Dollars in thousands)
Non-interest expenses:
Employee compensation and benefits	$13,231	$11,250	$1,981	17.6%

Occupancy and equipment	7,214	4,475	2,739	61.2
Telecommunications and data processing	1,886	1,485	401	27.0
Advertising and promotion expense	1,434	1,680	(246)	(14.6)
Professional fees — legal and accounting	2,168	1,176	992	84.4
Extinguishment of debt	36,548	—	36,548	—
Other non-interest expense	2,841	2,495	346	13.9

Total non-interest expenses	$65,322	$22,561	$42,761	189.5%

Non-interest expense increased by $42.8 million for the quarter to reach $65.3 million, up from $22.6 million compared to the same period in the prior year. This increase of $42.8 million is due mostly to a $36.5 million charge for prepayment fees related to its prepayment of FHLB debt. In addition to the FHLB prepayment fees, the increase in non-interest expense also reflects BankUnited’s rapid development in infrastructure with expansion in its branch network, mortgage production offices, support areas, and the ongoing effort relating to Sarbanes-Oxley compliance.

Non-interest expense for the quarter ended June 30, 2005 also reflects a cumulative adjustment of $1.2 million related to lease accounting for prior periods. BankUnited does not consider the effect of these adjustments to current and prior periods to be material, and therefore has not restated financial results. BankUnited does not expect to make such adjustments for lease accounting in the future.

Provision for Income Taxes.
The provision for income taxes for the three months ended June 30, 2005 includes a tax benefit of $13.3 million taken on a charge to earnings from the prepayment of certain FHLB advances and related swaps. This resulted in a net benefit of $8.8 million taken in the provision for income taxes for the three months ended June 30, 2005 compared to a provision of $5.5 million made during the same period in 2004.

For the Nine Months Ended June 30, 2005 Compared to the Same Period in 2004

General

Net income for the nine months ended June 30, 2005 was $13.3 million, down $23.3 million, or 63.6% from $36.6 million for the same period last year. Basic and diluted earnings were $0.43 and $0.41 per share, respectively, for the nine months ended June 30, 2005, down from $1.22 and $1.14 per share, respectively, for the same period last year. The decrease in net income of $23.3 million includes an after tax charge of $24.6 million related to the prepayment by BankUnited of high rate FHLB advances and the settlement of related swaps.

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

Yields Earned and Rates Paid

	For the Nine Months Ended June 30,
	2005			2004
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loan portfolio, net(1)	$6,594,712	$237,687	4.81%	$4,424,110	$161,720	4.87%
Loans held for sale	18,302	804	5.86%	147,417	6,102	5.52%
Mortgage-backed securities	1,778,285	50,461	3.78%	2,178,089	60,226	3.69%
Short-term investments(2)	20,491	726	4.74%	16,459	282	2.28%
Investment securities and FHLB stock	484,768	16,138	4.44%	449,989	14,265	4.23%
Total interest-earning assets	8,896,558	305,816	4.59%	7,216,064	242,595	4.48%
Interest-bearing liabilities:
Transaction and money market	394,315	3,862	1.31%	371,218	2,951	1.06%
Savings	953,929	14,475	2.03%	951,514	11,990	1.68%
Certificates of deposits	2,212,564	48,820	2.95%	1,793,400	39,087	2.91%
Trust preferred securities and subordinated debentures(3)	188,915	9,325	6.58%	165,276	6,466	5.22%
Senior notes(4)	120,000	3,208	3.57%	144,818	5,708	5.26%
FHLB advances and other borrowings(3)	4,405,406	108,929	3.31%	3,268,742	72,404	2.96%
Total interest-bearing liabilities	$8,275,129	$188,619	3.05%	$6,694,968	$138,606	2.76%
Excess of interest-earning assets over interest-bearing liabilities	$621,429			$521,096
Net interest income		$117,197			$103,989
Interest rate spread			1.54%			1.72%
Effect of non-interest bearing sources			0.21%			0.20%
Net interest margin			1.75%			1.92%
Ratio of interest-earning assets to interest-bearing liabilities	107.51%			107.78%

Note:
The yields and rates along with the corresponding interest rate spread and net interest margin represent the yields earned and rates paid on BankUnited’s interest-earning assets and interest-bearing liabilities, respectively, for the periods presented. The yields are annualized and are not calculated on a tax equivalent basis.

(1)	Includes average non-accruing loans of $15 million and $25 million for the nine months ended June 30, 2005 and 2004, respectively.

(2)	Short-term investments include FHLB overnight deposits, federal funds sold, and certificates of deposit.

(3)	Includes the effect of interest rate swaps. For more information on interest rate swaps see Note 9 of the accompanying condensed notes to consolidated financial statements.

(4)	Includes convertible senior notes issued in February and March of 2004, and senior notes up until February 2004, when the notes matured.

Net interest income before provision for loan losses was $117.2 million for the nine months ended June 30, 2005, a $13.2 million, or 12.7%, increase over $104.0 million for the same period in 2004.

The effect of rising interest rates was felt to a greater extent on BankUnited’s borrowing costs which increased by 35 basis points during the nine months ended June 30, 2005 compared to the same period in 2004. Making the same comparison for the nine months ended June 30, 2005 to the same period in 2004, yield on portfolio loans decreased six basis points and yield on all earning assets increased by only 11 basis points.

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

	For the Nine Month Period Ended June 30, 2005 vs. 2004
	Increase (Decrease) Due to
	Changes in Volume	Changes in Rate	Total Increase/ (Decrease)
	(Dollars in thousands)
Interest income attributable to:
Loan portfolio, net	$79,281	$(3,314)	$75,967
Loans held for sale	(5,345)	47	(5,298)
Mortgage-backed securities	(11,065)	1,300	(9,765)
Short-term investments(1)	69	375	444
Investment securities and FHLB stock	1,103	770	1,873

Total interest-earning assets	64,043	(822)	63,221

Interest expense attributable to:
Transaction and money market	184	727	911
Savings	30	2,455	2,485
Certificates of deposit	9,148	585	9,733
Trust Preferred Securities and subordinated debentures(2)	925	1,934	2,859
Senior notes(3)	(979)	(1,521)	(2,500)
FHLB advances and other borrowings	25,234	11,291	36,525

Total interest-bearing liabilities	34,542	15,471	50,013

Increase (decrease) in net interest income	$29,501	$(16,293)	$13,208

(1)	Short-term investments include FHLB overnight deposits, federal funds sold, securities purchased under agreements to resell, and certificates of deposit.

(2)	Includes the effect of interest rate swaps. See Note 9 of the accompanying condensed notes to consolidated financial statements for more information on interest rate swaps.

(3)	Includes interest expense on convertible senior notes issued in February and March of 2004, and interest expense on senior notes up until February 2004, when the senior notes matured.

Interest Income.    Interest income increased by $63.2 million for the nine months ended June 30, 2005, compared to the same period in 2004. This improvement was generated mostly by an increase of $2.2 billion in average portfolio loans outstanding during the nine months ended June 30, 2005, compared to the same period in 2004, which increased interest income by $79.3 million, offset by decreases of $3.3 million due to a reduction in yield of six basis points on those loans. The increase in interest income earned on loans also reflects $1.7 million of additional fees earned upon prepayment of mortgage loans by borrowers during the nine months ended June 30, 2005 compared to the same period in 2004. These fees were previously reported in non-interest income. In addition, there was a reduction in interest income of $11.1 million as a result of a reduction of $400 million in average mortgage-backed securities outstanding during the nine months ended June 30, 2005, compared to the same period in 2004.

Interest Expense.    Interest expense increased by approximately $50 million for the nine months ended June 30, 2005, compared to the same period in 2004. This net change includes an increase in interest expense of $34.5 million due to changes in volume. BankUnited’s growth in loans during the period was funded by an increase of $1.1 billion in average FHLB advances and other borrowings, and an increase of $419 million in the average balance of time deposits outstanding during the nine months ended June 30, 2005, respectively, compared to the same period in 2004. This resulted in increased interest expense of $25.2 million and $9.1 million, respectively.

Interest expense increased by $15.4 million for the nine months ended June 30, 2005 compared to the same period in 2004 due to an overall increase in rates paid on interest bearing liabilities. The rates paid on interest bearing liabilities increased overall by 29 basis points during the nine months ended June 30, 2005 compared to the same period in 2004. An increase of $11.2 million in interest expense for the nine months ended June 30, 2005, compared to the same period in 2004, resulted from an increase of 35 basis points paid on FHLB advances and other borrowings. On June 17, 2005, BankUnited repositioned its balance sheet by prepaying $405 million of high rate debt in the form of FHLB advances, and settled related swaps. BankUnited anticipates a relative reduction in its costs of borrowings as a result of this repositioning. An increase in interest expense for the nine months ended June 30, 2005, compared to the same period in 2004, resulted from an increase of 35 basis points paid on savings accounts. In February 2004, $200 million in senior notes were repaid and replaced with $120 million of convertible senior notes during the same quarter of that year. The interest rate on senior debt declined from 5.26% for the nine months ended June 30, 2004 to 3.57% for the same period in 2005. As a result, the combined volume and rate changes reduced senior note expense by $2.5 million.

The net interest margin decreased for the nine months ended June 30, 2005 to 1.75%, down from 1.92% for the same period last year. This decrease resulted primarily from the lagging effect on the re-pricing of BankUnited’s adjustable rate mortgage loans as short-term interest rates and funding costs increased during the comparable nine-month periods and the impact of mortgage loan prepayments. Approximately 50% of BankUnited’s loan portfolio as of June 30, 2005, consisted of adjustable rate mortgages indexed to the MTA. BankUnited wrote off $11.2 million and $6.7 million in premiums and deferred fees during the nine months ended June 30, 2005 and 2004, respectively.

Provision for Loan Losses.    BankUnited records a provision for loan losses as a charge to income in amounts necessary to adjust the allowance for loan losses as determined by management through its review of asset quality. The provision for loan losses was $3.0 million for the nine months ended June 30, 2005 compared to $3.4 million for the same period in 2004. Net charge-offs for the nine months ended June 30, 2005 were $2.2 million compared to $1.8 million for the same period in 2004. See Asset Quality for information on BankUnited’s allowance for loan losses.

Analysis of Non-Interest Income and Expenses

The following table provides changes in non-interest income for the nine months ended June 30, 2005 compared to the same period in 2004:

	For the Nine Months Ended June 30,
	2005	2004	Increase/(Decrease)
	(Dollars in thousands)
Non-interest income:
Loan servicing fees	$2,504	$2,307	$197	8.5%

Amortization of mortgage servicing rights	(2,518)	(3,561)	1,043	29.3
Impairment of mortgage servicing rights	(130)	(1,200)	1,070	89.2
Loan fees	1,735	1,999	(264)	(13.2)
Deposit fees	3,182	3,223	(41)	(1.3)
Other fees	1,607	1,442	165	11.4
Net gain (loss) on sale of investment and mortgage-backed securities	3,113	(1,833)	4,946	269.8
Net gain on sale of loans and other assets	2,384	5,952	(3,568)	(59.9)
Income from insurance and investment services	3,185	3,222	(37)	(1.1)
Settlement of swap related to extinguishment of debt	(1,369)	—	(1,369)	—
Other non - interest income	3,450	3,972	(522)	(13.1)

Total non-interest income	$17,143	$15,523	$1,620	10.4%

Total non-interest income reached $17.1million for the nine months ended June 30, 2005, up 10.4% over $15.5 million for the same period last year. Non-interest income included net gains from the sale of investments and mortgage-backed securities of $3.1 million for the nine months ended June 30, 2005, as compared to a net loss of $1.7 million for the same period in 2004. BankUnited recorded gains of $2.4 million and $5.6 million from the sale of loans and other assets during the nine months ended June 30, 2005 and 2004, respectively. A large portion of the loans sold by BankUnited during the nine months ended June 30, 2005 was sold on a servicing released basis while loans sold during the same period in 2004 were sold on a servicing retained basis.

BankUnited’s portfolio of residential loans serviced for others was $1.2 billion at both June 30, 2005 and 2004. BankUnited earned $2.5 million in fees on loans serviced for others during the nine months ended June 30, 2005, offset by $2.5 million of amortization. BankUnited earned $2.3 million in fees on loans serviced for others during the nine months ended June 30, 2004, offset by $3.6 million of amortization. During the nine months ended June 30, 2005, BankUnited recorded an impairment charge on its mortgage servicing rights of $130 thousand compared to $1.2 million during the same period in 2004. The amortization of $3.6 million and asset impairment charge $1.2 million recorded during the nine months ended June 30, 2004 were the result of the refinancing boom and high level of prepayments experienced in the portfolio of loans serviced for others during that period.

Fee income, which includes loan fees, deposit fees and other fees (excluding loan servicing fees), was $6.5 million for the nine months ended June 30, 2005, down 2.1% from the same period last year.

BankUnited settled swaps related to certain FHLB debt that was prepaid in June 2005 resulting in a charge of $1.4 million recorded in non-interest income.

The following table provides changes in non-interest expense for the nine months ended June 30, 2005 compared to the same period in 2004:

	For the Nine Months Ended June 30,
	2005	2004	Increase/(Decrease)
	(Dollars in thousands)
Non-interest expenses:
Employee compensation and benefits	$37,270	$32,730	$4,540	13.9%

Occupancy and equipment	17,606	12,511	5,095	40.7
Telecommunications and data processing	5,032	4,278	754	17.6
Advertising and promotion expense	4,253	4,118	135	3.3
Professional fees — legal and accounting	4,323	3,520	803	22.8
Extinguishment of debt	36,548	—	36,548	—
Other non-interest expense	8,647	5, 719	2,928	51.2

Total non-interest expenses	$113,679	$62,876	$50,803	80.8%

Non-interest expense increased by $50.8 million for the nine months ended June 30, 2005 to reach $113.7 million, up from $62.9 million compared to the same period in the prior year. This increase of $50.8 million is due mostly from a $36.5 million charge recorded in June of 2005 from the prepayment of FHLB debt. In addition to the FHLB prepayment fees, the increase in non-interest expense also reflects BankUnited’s rapid expansion in its branch network, mortgage production offices, support areas and the ongoing effort relating to Sarbanes-Oxley compliance.

The non-interest expense also reflects a cumulative adjustment recorded in June of 2005 related to lease accounting for prior periods of $1.2 million. BankUnited does not consider the effect of these adjustments to current and prior periods to be material, and therefore has not restated financial results.

Other non-interest expenses increased by $2.9 million during the nine months ended June 30, 2005 compared to the same period in 2004 in part due to a $1.3 million gain recorded during the nine months ended June 30, 2004 from fair value adjustments to derivatives reflected as a credit.

Provision for Income Taxes. The provision for income taxes for the nine months ended June 30, 2005 includes a tax benefit of $13.3 million taken on a charge to earnings from the prepayment of certain FHLB advances and related swaps. This resulted in a net provision of $4.4 million for the nine months ended June 30, 2005 compared to a provision of $16.6 million made during the same period in 2004.

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

As of June 30, 2005, BankUnited had investments and mortgage-backed securities with a fair value of $1.4 billion pledged against securities sold under agreements to repurchase with an outstanding balance of $1.2 billion, of which approximately $110 million mature overnight.

As of June 30, 2005, BankUnited had $3.5 billion of FHLB advances outstanding, including approximately $585 million, which matured within 30 days. These advances were secured by loans with a fair value of approximately $5.6 billion as of June 30, 2005. As of June 30, 2005, BankUnited had a total of $969 million in available borrowings with the FHLB of Atlanta, $177 million of which is available on a long-term basis. In addition, BankUnited had $85 million available as of June 30, 2005 under credit facilities entered into with other financial institutions to purchase overnight Federal Funds on a short-term basis.

Discussion of Cash Flows

Please refer to the Consolidated Statement of Cash Flows when reading the following discussion.

Significant Sources of Funds

During the nine months ended June 30, 2005 and 2004, BankUnited received $2.2 billion and $1.8 billion, respectively in payments on loans. Proceeds from the repayment of mortgage-backed securities for the nine months June 30, 2005 was $471 million compared to $729 million for the same period in 2004. BankUnited sold $223 million of loans during the nine months ended June 30, 2005 compared to $133 million for the same period in 2004. BankUnited sold $258 million of investments and mortgage-backed securities during the nine months ended June 30, 2005 compared to $441 million for the same period in 2004. BankUnited raised $695 million in additional deposits during the nine months ended June 30, 2005 compared to $209 million during the same period during 2004. BankUnited received $386 million and $388 million of FHLB advances during the nine months ended June 30, 2005 and 2004, respectively. BankUnited received funds of $116 million and $611 million during the nine months ended June 30, 2005 and 2004, respectively from additional repurchase agreements. During the nine months ended June 30, 2004, BankUnited raised $120 million from the issuance of convertible debt; none during the same period in 2005. During the nine months ended June 30, 2005, BankUnited raised $31 million from the issuance of subordinated debentures to two of its non-consolidated trust subsidiaries; none during the same period in 2004.

Significant Uses of Funds

During the nine months ended June 30, 2005, BankUnited funded $4.3 billion of loans as compared to $2.9 billion during the same period of 2004. In addition, BankUnited purchased $69 million of investment and mortgage-backed securities during the nine months ended June 30, 2005 compared to $1.1 billion during the same period of 2004. BankUnited used $20 million during the nine months ended June 30, 2005 to purchase bank-owned life insurance, none during the same period in 2004. BankUnited purchased $14.7 million of office properties and equipment during the nine months ended June 30, 2005 compared to $7.1 million for the same period in 2004. BankUnited paid $200 million in maturing senior notes during the nine months ended June 30, 2004; there were no such payments during the same period in 2005.

FINANCIAL CONDITION

The following is a discussion of significant changes from September 30, 2004 to June 30, 2005 in the Statement of Financial Condition. For a discussion of changes in cash and cash equivalents, see LIQUIDITY.

Assets

Investment securities available for sale.    The balance of investment securities available for sale was $288 million as of June 30, 2005, which is a net decrease of $46.4 million, or 13.9%, compared to $334 million as of September 30, 2004. The net decrease of $46.4 million is predominantly the result of sales of $107 million, and a $7.7 million market value adjustment, offset by an increase from purchases of $67.0 million. (See Note 3. of the accompanying condensed notes to consolidated financial statements for additional information on investment securities).

Mortgage-backed securities available for sale.    The balance of mortgage-backed securities available for sale was $1.5 billion as of June 30, 2005, which is a net decrease of $565 million, or 27.3% compared to $2.1 billion as of September 30, 2004. The net decrease of $565 million is predominantly the result of repayments of $471 million, cash sales of $191 million, a $6.9 million market value adjustment, and a $5.9 million reduction from premium amortization. These amounts were offset by an increase in mortgage-backed securities of $110 million in the form of proceeds from the sale of conforming loans in a guaranteed mortgage-backed securities program. (See Note 3. of the accompanying condensed notes to consolidated financial statements for additional information on mortgage-backed securities).

Loans .    Loans receivable, net (including loans held for sale) increased by $1.8 billion, or 31.5% from $5.8 billion at September 30, 2004 to $7.6 billion at June 30, 2005. The portfolio is centered in first mortgage residential loans which account for 84% of the portfolio with an additional 12% in other real estate secured loans. There has not been a significant change in loan portfolio mix during the nine months ended June 30, 2005.

The majority of the growth in loans during the nine-month period ending June 30, 2005 was in one-to-four family residential, which had a net increase of $1.6 billion. Total loans indexed to the MTA increased by $1.7 billion during the nine months ended June 30, 2005, representing 60% of total one-to-four family residential loans as of June 30, 2005, compared to 44% as of September 30, 2004. One-month MTA loans, represented 55% of total one-to-four family residential loans as of June 30, 2005, compared to 33% as of September 30, 2004. These loans contain a minimum payment option that could potentially result in negative amortization of principal balances. As of June 30, 2005, BankUnited had approximately $5.5 million, or 0.086% expressed as a percentage of total one-to-four family residential loans, of principal balances resulting from negative amortization compared to $211 thousand, or 0.004%, as of September 30, 2004.

BankUnited pays fees to brokers and incurs other loan origination costs which are included in its loan portfolio balance and classified in its consolidated statement of financial condition and in the table below as unearned discounts, premiums and deferred fees, net. These costs are deferred and amortized over the contractual life of the loans and were $107 million as of June 30, 2005, compared to $66 million at September 30, 2004.

Loans receivable consist of the following:

	As of June 30, 2005		As of September 30, 2004
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
One-to-four family residential:
Residential mortgages	$5,671,543	75.2%	$4,058,858	70.9%
Specialty consumer mortgages	678,109	9.0	688,711	12.0

Total one-to-four family residential	6,349,652	84.2	4,747,569	82.9
Home equity loans and lines of credit	227,727	3.0	150,323	2.6
Multi-family	75,218	1.0	51,104	0.9
Commercial real estate	325,040	4.3	267,127	4.7
Construction	83,831	1.1	187,518	3.3
Land	185,277	2.5	94,006	1.6

Total real estate loans	7,246,745	96.1	5,497,647	96.0

Other loans:
Commercial	195,432	2.6	167,786	2.9
Consumer	18,392	0.2	19,454	0.3

Total other loans	213,824	2.8	187,240	3.2

Total loans held in portfolio	7,460,569	98.9	5,684,887	99.2
Unearned discounts, premiums and deferred fees, net	106,895	1.4	65,992	1.2
Allowance for loan losses	(24,926)	(0.3)	(24,079)	(0.4)

Total loans held in portfolio, net	$7,542,538	100.0%	$5,726,800	100.0%

Bank-owned life insurance. Bank-owned life insurance increased by $23.0 million since the end of fiscal 2004 to reach $111.2 million as of June 30, 2005. The increase is due from purchases of $20 million and an increase in the cash surrender value of $3.0 million. BankUnited purchases bank-owned life insurance in order to further offset the projected cost of the Bank’s benefit plan for all employees.

Receivables from securities sales.  Receivables from securities sales of $42.6 million as of June 30, 2005, represents amounts due from securities brokers for securities sold (traded) prior to June 30, 2005, but not paid for (settled) by the brokers until the next period.  There were no such receivables as of September 30, 2004.

Liabilities

Deposits.    Deposits increased by $695 million, or 20%, from $3.5 billion at September 30, 2004 to $4.2 billion at June 30, 2005. The majority of the growth was from an increase in certificates of deposit of $616 million. Non-interest bearing deposits were $326 million at June 30, 2005, up $79 million, or 32% from $247 million at September 30, 2004. Interest bearing transaction accounts, money market, and savings accounts were down from September 30, 2004 by $80 million.

Trust preferred securities and subordinated debentures.    Trust preferred securities and subordinated debentures increased by $32 million, or 19% from $165 million as of September 30, 2004 to $196 million as of June 30, 2005. This increase is mostly the result of the issuance of $31 million of subordinated debentures by BankUnited to two of its non-consolidated trust subsidiaries.

FHLB advances. FHLB advances increased by $385 million, or 12.4%, to reach $3.5 billion as of June 30, 2005. BankUnited used these additional advances to fund loans. On June 17, 2005, BankUnited repaid $405 in high rate advances using its overnight credit facility with the FHLB. During the quarter ended June 30, 2005, BankUnited secured long-term borrowings of $325 million. (See Note 4. of the accompanying condensed notes to consolidated financial statements for information on FHLB advances.)

Securities sold under agreements to repurchase. Securities sold under agreements to repurchase increased by $116 million, or 9.8% to reach $1.3 billion as of June 30, 2005.

Asset Quality

The following table sets forth additional information concerning BankUnited’s non-performing assets at June 30, 2005 and September 30, 2004.

	June 30, 2005	September 30, 2004
	(Dollars in thousands)
Non-accrual loans	$8,509	$15,523
Restructured loans	—	367
Loans past due 90 days and still accruing	537	2

Total non-performing loans	9,046	15,892
Non-accrual tax certificates	—	69
Real estate owned	524	1,611

Total non-performing assets	9,570	17,572

Allowance for losses on tax certificates	—	65
Allowance for loan losses	24,926	24,079

Total allowance	$24,926	$24,144

Non-performing assets as a percentage of total assets	0.10%	0.20%
Non-performing loans as a percentage of total loans	0.12%	0.27%
Allowance for loan losses as a percentage of total loans	0.33%	0.42%
Allowance for loan losses as a percentage of non-performing loans	275.55%	151.52%

Non-performing assets as a percentage of total assets decreased to 0.10% at June 30, 2005 from 0.20% at September 30, 2004.

The allowance for loan losses as a percentage of total loans was 0.33% as of June 30, 2005, compared to 0.42% as of September 30, 2004. Management believes the current allowance to be prudent given the composition of its loan portfolio, which as of June 30, 2005 was 96% secured by real estate, the historical loss experience and its assessment of current asset quality.

The following table sets forth the change in BankUnited’s allowance for loan losses for the three and nine months ended June 30, 2005 and 2004.

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)
Allowance for loan losses, balance (at beginning of period)	$24,777	$22,665	$24,079	$22,295
Provisions for loan losses	800	1,200	3,000	3,375
Loans charged off:
One-to-four family residential(1)	(235)	(49)	(903)	(336)
Home equity loans and lines of credit	(241)	—	(572)	(11)
Commercial real estate
Commercial	(219)	(575)	(717)	(1,733)
Consumer(1)	(36)	(15)	(114)	(42)

Total loans charged off(2)	(731)	(639)	(2,306)	(2,122)

Recoveries:
One-to-four family residential mortgages(1)	—	—	—	192
Home equity loans and lines of credit	43	—	43	1
Commercial	30	70	97	148
Consumer(1)	7	1	13	7

Total recoveries(2)	80	71	153	348

Reclassification of letter of credit reserve to other liabilities				(599)

Allowance for loan losses, balance (at end of period)	$24,926	$23,297	$24,926	$23,297

(1)	Specialty consumer mortgage loans originated through our branch network are included in one-to-four family residential loans.

(2)	Net annualized charge-offs as a percentage of average total loans were 0.04% for both the three and nine- month periods ended June 30, 2004. Net annualized charge-offs as a percentage of average total loans were 0.05% for both the three and nine- month periods ended June 30, 2004. There can be no assurance that additional provisions for loan losses will not be required in future periods.

The following table sets forth BankUnited’s allocation of the allowance for loan losses by category as of June 30, 2005 and September 30, 2004.

	June 30, 2005	September 30, 2004
	(In thousands)
Balance at the end of the period applicable to:
One-to-four family residential(1)	$6,010	$4,889
Home equity loans and lines of credit	2,651	2,608
Multi-family	602	409
Commercial real estate	2,978	2,706
Construction	671	1,500
Land	1,483	752
Commercial	7,081	7,140
Consumer(1)	830	331
Unallocated	2,620	3,744

Total allowance for loan losses	$24,926	$24,079

(1)	Specialty consumer mortgage loans originated through our branch network are included in one-to-four family residential loans.

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

Risks Associated with Investments and Mortgage-Backed Securities .    BankUnited purchases fixed and adjustable rate mortgage-backed securities and other securities for liquidity, yield and risk management purposes. Changes in market interest rates associated with BankUnited’s investments and mortgage-backed securities could have a material adverse effect on BankUnited’s carrying value of its securities. Such changes in the carrying value of mortgage-backed securities and other securities classified as available-for-sale would be reflected, net of taxes, as a component of stockholders’ equity. See Note 8 to the accompanying condensed notes to consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Securities Portfolio.”

Derivative and Hedging Activities .    BankUnited uses derivative instruments as part of its interest rate risk management activities to reduce risks associated with its loan origination and borrowing activities. Derivatives used for interest rate risk management include various interest rate swaps and caps that relate to the pricing of specific on-balance sheet instruments and forecasted transactions. In connection with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), we recognize all derivatives as either assets or liabilities on the consolidated balance sheet and report them at fair value with realized and unrealized gains and losses included in either earnings or in other comprehensive income, depending on the purpose for which the derivative is held and whether the derivative qualifies for hedge accounting.

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

Item 4.    CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of BankUnited’s disclosure controls and procedures was carried out by BankUnited, as of period end under the supervision and with the participation of BankUnited’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that BankUnited’s disclosure controls and procedures were effective as of June 30, 2005 to provide reasonable assurance that the information required to be disclosed by BankUnited in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We may make changes to our disclosure controls and procedures periodically, as we review their design and effectiveness on a continuing basis. No change in internal control over financial reporting occurred during the quarter ended June 30, 2005, that has materially affected, or is likely to materially affect, such internal control over financial reporting. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

PART II—OTHER INFORMATION

Item 2. (C) PURCHASE OF BANKUNITED SECURITIES

Purchases of BankUnited Equity Securities by BankUnited

	Total Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Maximum Number of Shares that May Yet Be Purchased Under the Program

January 1 - 31, 2005	11,500	$29.03	11,500	988,500
February 1 - 28, 2005	—	—	—	988,500
March 1 - 31, 2005	—	—	—	988,500
April 1- 30, 2005	—	—	—	988,500
May 1 - 31, 2005	—	—	—	988,500
June 1- 30, 2005	—	—	—	988,500

Total	11,500	$29.03	11,500	988,500

(1)
On October 24, 2002 BankUnited announced to the public that its Board of Directors had authorized a stock repurchase program on its Class A Common Stock. Under the program, BankUnited may purchase up to 1,000,000 shares of its Class A Common Stock. There is no expiration date for this stock purchase program.

Item 6.    EXHIBITS

(a) Exhibits.

10.1
Exhibit 99.1of BankUnited’s Form 8-K dated May 13, 2005, as filed with the Securities and Exchange Commission on May 17, 2005, the Second Amended Employment Agreement by and between BankUnited Financial Corporation and Alfred C. Camner, is incorporated herein by reference in response to this item.*

10.2
Exhibit 99.2 of BankUnited’s Form 8-K dated May 13, 2005, as filed with the Securities and Exchange Commission on May 17, 2005, the Second Amended Employment Agreement by and between BankUnited FSB and Alfred C. Camner, is incorporated herein by reference in response to this item.*

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

*Contracts with Management.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

BANKUNITED FINANCIAL CORPORATION

HUMBERTO L. LOPEZ

By:  /s/ Humberto L. Lopez

Humberto L. Lopez

Senior Executive Vice President and Chief Financial Officer

Date:    August 9, 2005

BERNARDO M. ARGUDIN

By:  /s/ Bernardo M. Argudin

 Bernardo M. Argudin

Executive Vice President and Principal Accounting Officer

Exhibit Index

Exhibit Number	Description

10.1
Exhibit 99.1of BankUnited’s Form 8-K dated May 13, 2005, as filed with the Securities and Exchange Commission on May 17, 2005, the Second Amended Employment Agreement by and between BankUnited Financial Corporation and Alfred C. Camner, is incorporated herein by reference in response to this item.*

10.2
Exhibit 99.2 of BankUnited’s Form 8-K dated May 13, 2005, as filed with the Securities and Exchange Commission on May 17, 2005, the Second Amended Employment Agreement by and between BankUnited FSB and Alfred C. Camner, is incorporated herein by reference in response to this item.*

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

*Contracts with Management.