Form 10-K
period 2005-09-30
BANKUNITED FINANCIAL CORP
filed 2005-12-14
CIK 894490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended September 30, 2005

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

Class A Common Stock, $.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐  No.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act.    ☐  Yes    ☒  No.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate market value of the Class A Common Stock and Class B Common Stock held by non-affiliates of the Registrant, based upon the average price on March 31, 2005, was $788,282,015*. The Class A Common Stock is the only publicly traded voting security of the Registrant.

The shares of the Registrant’s common stock outstanding as of December 1, 2005 were as follows:

Class	Number of Shares
Class A Common Stock, $.01 par value	29,986,792
Class B Common Stock, $.01 par value	431,562

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s Definitive Proxy Statement for its 2006 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K pursuant to General Instruction G(3) of the Form 10-K. Information from such Definitive Proxy Statement will be incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 hereof.

*	Based on reported beneficial ownership of all directors and executive officers of the Registrant; this determination does not, however, constitute an admission of affiliated status for any of these individual stockholders.

BANKUNITED FINANCIAL CORPORATION

Form 10-K Table of Contents

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words and phrases such as: “will likely result,” “expect,” “will continue,” “anticipate,” “estimate,” “project,” “believe,” “intend,” “will,” “should,” “would,” “could,” “may,” “can,” “plan,” “target” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include, but are not limited to, discussions concerning:

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

Actual results or performance could differ from those implied or contemplated by forward-looking statements. BankUnited Financial Corporation, a Florida corporation, and its subsidiaries (“BankUnited”), wish to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and are not historical facts or guarantees of future performance. Forward-looking statements are subject to certain risks and uncertainties, including, among others: general business, economic and market conditions, fiscal and monetary policies, war and terrorism, natural disasters, changes in interest rates, deposit flows, loan demand and real estate values; a deterioration in credit quality and/or a reduced demand for credit, competition with other providers of financial products and services; the issuance or redemption of additional company equity or debt; volatility in the market price of our common stock; changes in accounting principles, policies or guidelines, changes in laws or regulation; reliance on other companies for products and services; operational or systems risks; and other economic, competitive, servicing capacity, governmental, regulatory and technological factors affecting the company’s operations, pricing, products and delivery of services. Information in this Annual Report on Form 10-K is as of the dates, and for the periods, indicated. BankUnited does not undertake, and specifically disclaims any obligation, to publicly update or revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements, whether as the result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in or incorporated by reference into this report might not occur.

PART I

Item 1. Business

General

BankUnited Financial Corporation was organized in 1993 as the holding company for BankUnited, FSB (the “Bank”), the largest banking institution headquartered in Florida based on assets. (As used in this Form 10-K, “BankUnited,” “we,” “us” and “our” refers to BankUnited Financial Corporation and its subsidiaries on a consolidated basis.) BankUnited’s primary business consists of the Bank’s operations. The Bank, which was founded in 1984, offers a full spectrum of consumer and commercial banking products and services to consumers and businesses located primarily in Florida.

BankUnited’s revenues consist mainly of interest earned on loans and investments and fees received for our financial services and products. BankUnited’s expenses consist primarily of interest paid on deposits and borrowings and expenses incurred in providing services and products. At September 30, 2005, BankUnited had assets of $10.7 billion, net loans of $8.0 billion, liabilities of $10.2 billion, deposits of $4.7 billion and stockholders’ equity of $508 million. As of November 30, 2005 the Bank’s distribution system included 63 full service branches in Florida, three loan production offices in Florida and four outside of Florida, an extensive wholesale network for originating loans through mortgage broker relationships, and channels for conducting business through automated teller machines, PC banking, telebanking and internet banking. BankUnited intends to open approximately 10 to 14 new full-service banking offices in Florida during fiscal 2006.

Employees

At September 30, 2005, BankUnited had 1,137 full-time equivalent employees. Management considers relations with its employees to be good.

Market Area and Competition

BankUnited operates in a highly competitive environment. Competition in making loans has stemmed mostly from other savings institutions, mortgage banking companies, and commercial banks. We also compete indirectly with government-sponsored entities such as the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC). Many larger savings institutions, mortgage banking companies, and commercial banks are headquartered or have a significant number of branch offices in the areas in which we compete. The primary factors in competing for loans are interest and payment rates, loan fee charges, underwriting standards, and the quality of service to borrowers and their representatives. Competition for deposits has historically come from other savings institutions, commercial banks, credit unions, the equities market, mutual funds, issuers of government and corporate debt securities, securities dealers, insurance companies, and other financial services providers. The principal methods we use to attract and retain deposits, in addition to the interest rates and terms offered, include the convenience of our branch locations, and our commitment to customer service. BankUnited emphasizes the local knowledge, experience and involvement of our management team as well as localized decision-making to compete in neighborhood micro-markets within Florida.

The operations of financial institutions are significantly influenced by general economic conditions, the monetary and fiscal policies of the federal government, and the policies of financial institution regulatory authorities. Deposit flows and costs of funds are impacted by interest rates on competing investments and general market rates of interest. Lending and other investment activities are affected by the demand for mortgage, consumer and other types of loans, which in turn are affected by the interest rates at which such financing may be offered and other factors affecting the supply of housing and the availability of funds. Changes in the government’s monetary, tax, or housing financing policies can also affect the ability of lenders to compete profitably.

Lending Activities

BankUnited’s activities are targeted at increasing residential mortgage and consumer loan originations, and expanding the commercial lending and commercial real estate areas. BankUnited utilizes its lending activities to develop broader customer relationships in areas served by its network of branches. BankUnited produces loans primarily for its portfolio although it periodically sells a portion of the loans produced.

See “Discussion of Financial Condition Changes in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), for information on the composition of BankUnited’s loan portfolio by type of loan, including mortgage loans held for sale, at the end of each of the five past fiscal years, and for information on asset quality.

One-to-four-Family Residential Mortgage Lending. BankUnited offers an extensive array of residential mortgage products and originates loans for both the Bank’s loan portfolio and for sale or securitization in the secondary market to governmental sponsored entities or other investors. BankUnited originates loans through its 70 locations including 63 full-service banking offices located in Florida, three loan production offices in Florida, and four loan production offices located in other states. The distribution channels used by BankUnited to originate loans include a network of mortgage brokers, internal retail loan originators, and our sales force at each of our banking and loan production offices. These distribution channels allow BankUnited to generate high levels of loan volume as well as to offer additional products and services to loan customers through its retail banking offices.

For the fiscal years ended September 30, 2005, 2004, and 2003, interest income generated from one-to-four family residential loans, including amortization of fees and premiums, represented 82.4%, 83.4%, and 86.3%, respectively, of total interest income and fees on loans.

BankUnited’s first mortgage loans generally have contractual maturities of between 15 and 40 years. However, residential loans typically remain outstanding for shorter periods than their contractual maturities because borrowers prepay the loans in full upon sale of the mortgaged property or upon refinancing of the original loan.

Our specialty consumer mortgage loans offer our customers the convenience of an accelerated application, review and approval process. These loans have contractual terms of up to 30 years, with the majority having 15-year maturities, and also tend to prepay at a much faster rate than their contractual maturities.

BankUnited originates both fixed and adjustable rate (ARMs) one-to-four family loans typically secured by first mortgages on the borrower’s primary or secondary residence. BankUnited’s ARMs generally have interest rates that adjust after an initial fixed-rate period. Growth in loans during the past 18 months has been centered in BankUnited’s mortgage loan product indexed to the Monthly Treasury Average (MTA). The MTA index is the twelve month average of the monthly average yields on U.S. Treasury securities adjusted to a constant maturity of one year. Most of the MTA loans originated by BankUnited provide borrowers with payment options which could change the amount of interest collected on a monthly basis (one-month MTA). These payment options have the potential to result in negative amortization, which may increase the principal balance of loans up to a maximum limit of 115% of the original loan at which time the loans are amortized over their remaining lives resulting in higher payments. In addition, the twelve month look back period and averaging nature of MTA index results in a slower reaction to changes in short term interest rates on assets indexed to the MTA than on liabilities priced at the short term market rates. This lag, combined with fluctuations in interest earned when borrowers exercise their payment options, can produce volatility in the net interest margin. In a rising interest rate environment, the lagging effect tends to reduce the net interest margin with improvement in the margin occurring as short-term interest rates level off or decline. The magnitude of the impact of lag on margin is a function of the size of the interest rate movement and frequency of change, while the timing of the lag is driven by the averaging of the index over a twelve-month period. BankUnited’s MTA portfolio average loan to value ratio is 74% and the average FICO score is over 700.

The following table provides total one-to-four family loans, including loans held for sale, broken out between fixed rate mortgages and ARMs as of September 30, 2005 and 2004:

	As of September 30,
	2005		2004
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
One-to-four family residential loans:
Fixed rate loans	$996,455	14.9%	$1,026,811	21.5%

Adjustable rate loans (ARM)
Traditional ARM	1,553,203	23.2%	1,621,819	34.0%
One-month MTA(1)	3,800,560	56.8%	1,585,822	33.2%
Other MTA	340,300	5.1%	541,903	11.3%
Total ARM loans	5,694,063	85.1%	3,749,544	78.5%

Total one-to-four family residential loans, including held for sale(2)	$6,690,518	100.0%	$4,776,355	100.0%

(1)	This concentration represents 47.3% of BankUnited’s total loans outstanding as of September 30, 2005. As of September 30, 2005, one-month MTA loans with a balance of $2.0 billion were negatively amortizing with approximately $12 million of their principal balances resulting from negative amortization. As of September 30, 2004, one-month MTA loans with a balance of $98 million were negatively amortizing with approximately $211 thousand of their principal balances resulting from negative amortization. These loans are subject to interest rate caps.
(2)	Excluding deferred costs, discounts, premiums and allowance for loan losses.

Consumer Lending. Consumer loans are originated through our branch network in the form of home equity loans and lines of credit, and to a lesser extent, automobile, boat, and cash collateral loans. Home equity lines of credit are made with adjustable rates indexed to the prime rate, and generally have maturities of ten years or less. Home equity loans are fixed rate loans with maturities up to 15 years. Automobile, boat, and cash collateral loans are offered on a fixed rate basis.

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

Real Estate Construction Lending. BankUnited makes real estate construction loans to builders and real estate developers for the construction of commercial and single and multi-family real estate. These loans are primarily secured by single family homes, condominiums, apartments, retail centers, commercial warehouse properties, office buildings, medical facilities or other property. The loans generally provide for the payment of interest and loan fees from loan proceeds and are underwritten to the same standards as commercial real estate loans. Because of the uncertainties inherent in estimating construction costs and the market for the project upon completion, it is often difficult to determine the total loan funds that will be required to complete a project, the related loan-to-value ratios and the likelihood of a project’s ultimate success. BankUnited is sensitive to trends that may increase risk for certain projects and takes precautionary measures when considering loans related to condominium developments in certain segments of the Florida market.

Land. BankUnited makes land loans to individuals for the purchase of land for their residences, as well as to builders and real estate developers for the purchase of land slated for future development. The Bank generally requires that the properties securing land loans be developed within 12 to 36 months and these loans generally have a lower loan-to-value ratio than other commercial real estate loans.

Commercial Lending. BankUnited makes and participates in both secured and unsecured commercial business loans to companies in its market area. The strategy for commercial lending focuses on forming and maintaining customer relationships with primarily middle market companies doing business in Florida, but also places significant attention on small businesses. The majority of BankUnited’s commercial business loan portfolio is secured by accounts receivable, inventory, equipment, and/or general corporate assets of the borrowers, as well as the personal guarantee of the principal. BankUnited also makes and participates in loans originated by third parties. Commercial business loans may have fixed or variable interest rates and are typically originated for maturities ranging from one to five years. Commercial business loans are generally made for shorter maturities and may involve a higher level of risk because of the difficulty in liquidating the underlying collateral in the event of default.

Mortgage Loan Servicing

Although BankUnited originates loans primarily for its portfolio, it also sells a portion of the mortgage loans that it originates and may retain the right to service those loans. Mortgage servicing rights (MSR) arise from contractual agreements between BankUnited and investors in mortgage securities and mortgage loans. Under these contracts, BankUnited performs loan-servicing functions in exchange for fees and other remuneration. BankUnited recognizes MSR as assets upon the sale of loans that continue to be serviced by BankUnited. The value of MSR assets is derived from future revenues from contractually specified servicing fees, late charges, and other ancillary revenues that are expected to be more than adequate compensation to cover the costs associated with performing the service, and generally expressed as a percent of the unpaid principal balance. The servicing functions typically performed include: collecting and remitting loan payments, responding to borrower inquiries, accounting for principal and interest, holding custodial funds for payment of property taxes and insurance premiums, and generally administering the loans. The servicing fees paid to BankUnited are collected from the monthly payments made by the mortgagors. In addition to fees paid for servicing the loans, BankUnited receives other ancillary fees such as late charges, and prepayment penalties.

BankUnited is subject to certain costs and risks related to servicing delinquent loans. Servicing agreements may require BankUnited to advance funds to make scheduled payments of interest, taxes and insurance, and in some instances principal, even if such payments have not been received from the borrowers. As a servicing entity, BankUnited generally recovers substantially all of the advanced funds upon cure of default by the borrower, or through foreclosure proceedings and claims against agencies or companies that have insured or guaranteed the loans. Other agreements may require BankUnited to remit funds to the loan purchaser only upon receipt of payments from the borrower and, accordingly, the investor bears the risk of loss.

At September 30, 2005, 2004 and 2003, BankUnited was servicing loans of approximately $1.7 billion, $1.3 billion and $1.0 billion, respectively, for others. As of September 30, 2005, 2004 and 2003, BankUnited had mortgage servicing rights with a carrying amount of $22.1 million, $15.4 million and $12.9 million, respectively. BankUnited is subject to the risk that economic conditions may cause a revaluation of its servicing assets as borrowers refinance or otherwise prepay higher interest rate loans. See MD&A, Quantitative and Qualitative Disclosure About Market Risk, and note (5) Servicing and Transfers of Mortgage Loans to the notes to Consolidated Financial Statements for more information about BankUnited’s mortgage servicing rights.

Deposits

BankUnited offers a variety of deposit products ranging from personal and commercial transaction accounts, money market and regular savings accounts to certificates of deposit with maturities of up to five years. The following table sets forth average amounts and weighted average rates paid on each of BankUnited’s deposit categories for the periods indicated:

	For the Years ended September 30,
	2005		2004		2003
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Savings accounts	$960,850	2.20%	$969,819	1.70%	$769,335	1.85%

Transaction accounts:
Non-interest-bearing.	291,151	—	217,654	—	149,590	—
Interest bearing	252,028	1.18%	258,269	1. 15%	252,156	1.37%

Money market	139,243	1.81%	118,486	0.97%	158,356	1.23%

Certificates of deposit (1)	2,326,411	3.08%	1,789,997	2.87%	1,751,039	3.60%

Total average deposits	$3,969,683	2.48%	$3,354,225	2.14%	$3,080,476	2.68%

(1)	As of September 30, 2005, 2004 and 2003, BankUnited had $300 million, $259 million and $300 million, respectively, of certificates of deposit issued to the State of Florida, referred to as public funds. These public funds are collateralized with FNMA, and FHLMC mortgage-backed securities with an aggregate market value of approximately $152 million, $136 million and $163 million at September 30, 2005, 2004 and 2003, respectively.

See note (8) Deposits to the notes to Consolidated Financial Statements for more information about BankUnited’s deposits.

Investments and Mortgage-Backed Securities

BankUnited maintains an investment portfolio consisting of debt, equity, and mortgage-backed securities of FNMA and FHLMC; debt, equity, trust preferred, and mortgage-backed securities of private issuers; and municipal bonds. Federal regulations limit the instruments in which BankUnited may invest its funds. BankUnited’s current investment policy permits it to acquire securities which are primarily rated investment grade by a nationally recognized rating agency.

The majority of BankUnited’s investment portfolio consists of mortgage-backed securities which are primarily acquired for their liquidity, yield, and credit characteristics. Such securities may be used as collateral for borrowing or pledged as collateral for certain deposits, including public funds deposits. Mortgage-backed securities may be fixed or adjustable-rate and include collateralized mortgage obligations and mortgage pass-through certificates. BankUnited acquires mortgage-backed securities through direct purchases, as proceeds for loans sales to FNMA and FHLMC, or through securitization of its own loans. At September 30, 2005, and 2004 BankUnited’s investments and mortgage-backed securities totaled $1.9 billion, and $2.4 billion, respectively. See MD&A and notes (1) Summary of Significant Accounting Policies and (3) Investments and Mortgage-Backed Securities to the Notes to Consolidated Financial Statements for more information on BankUnited’s investments and mortgage-backed securities.

Borrowings

BankUnited has borrowings consisting of advances from the Federal Home Loan Bank of Atlanta (“FHLB”), securities sold under agreements to repurchase, notes, trust preferred securities and subordinated debentures. These borrowings may be entered into on a short-term or long-term basis. Generally, any borrowing having an original maturity of one year or greater is considered long-term. For more information on borrowings see MD&A and note (9) Borrowings to the Notes to Consolidated Financial Statements.

Activities of Subsidiaries

Bay Holdings, Inc., a Florida corporation (“Bay Holdings”), is a wholly owned operating subsidiary of the Bank that holds title to, maintains, manages and supervises the disposition of one-to-four family residential property acquired through foreclosure. Bay Holdings was established for these purposes in 1994.

BankUnited Capital, BankUnited Capital II, and BankUnited Capital III are trusts that were created under Delaware law in 1996, 1997 and 1997, respectively. BankUnited Statutory Trust I was formed in 2001; BankUnited Statutory Trust II, BankUnited Statutory Trust III, BankUnited Statutory Trust IV and BankUnited Statutory Trust V were formed in 2002; and BankUnited Statutory Trust VI was formed in 2003, as trusts under Connecticut law. BUFC Statutory Trust VII was formed in 2003, and BUFC Statutory Trust VIII and BUFC Statutory Trust IX were formed in 2004 as Delaware trusts. In fiscal 2003, all of the outstanding preferred and common securities of BankUnited Capital II and BankUnited Capital III were redeemed. BankUnited Financial Corporation owns all of the common stock outstanding of each of the other trusts. Trust preferred securities issued by the trusts are held by investors. Each of the trusts was formed for the purpose of issuing trust preferred securities and investing the proceeds from the sale thereof solely in junior subordinated debentures issued by BankUnited. See note (9) Borrowings to the Notes to Consolidated Financial Statements for more information on these trust subsidiaries.

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

Regulation

General

BankUnited Financial Corporation, a Florida corporation and a unitary savings and loan holding company, is subject to the laws and regulations of the Office of Thrift Supervision (“OTS”) and examination by the OTS pursuant to the Home Owner’s Loan Act (the “HOLA”).

As a federal savings bank, the Bank is also subject to regulation and examination by the OTS, its primary federal regulator, and is also subject to regulation by the Federal Deposit Insurance Corporation (the “FDIC”) which insures the Bank’s deposits.

Savings and Loan Holding Company Regulations

Activities Limitations. As a unitary savings and loan holding company that existed before May 4, 1999 and a qualified thrift lender, BankUnited generally has the broadest authority to engage in various types of business activities, including nonfinancial activities. This authority could be restricted if the Bank was to fail to meet the qualified thrift lender test. The Gramm-Leach-Bliley Act (“GLB”) could also limit this authority if BankUnited were to acquire a non-OTS regulated subsidiary or a subsidiary institution that was not merged into the Bank. The Director of the OTS may take enforcement action against the holding company if there is reasonable cause to believe that a particular activity is a serious risk to the financial safety, soundness, or stability of the Bank, and may limit any activities of the Bank that pose a serious risk of causing the liabilities of the holding company and its affiliates to be imposed on the Bank.

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

Insurance of Deposit Accounts. The Bank is chartered by the OTS, and is insured by the Savings Association Insurance Fund (“SAIF”) and the Bank Insurance Fund (“BIF”). Deposits are insured up to $100,000 for each insured account holder, subject to applicable terms and conditions. The FDIC examines the Bank and may terminate deposit insurance or impose sanctions if it finds that the Bank has engaged in unsafe and unsound practices, cannot continue operations because it is in an unsafe and unsound condition, or has violated regulatory requirements. The Bank’s management does not know of any present condition pursuant to which the FDIC would seek to impose sanctions on the Bank or terminate insurance of its deposits.

The FDIC uses a risk-based premium system that places all insured depository institutions into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Institutions which the FDIC considers well capitalized and financially sound pay the lowest premiums, while institutions that are less than adequately capitalized and of substantial supervisory concern pay the highest premiums. The FDIC is authorized to increase or decrease assessment rates on a semiannual basis, up to a maximum increase or decrease of 5 basis points after aggregating all increases and decreases, if it determines that the reserve ratio will be less than the designated reserve ratio of 1.25% of insured deposits. The FDIC may also impose special assessments on members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC. During fiscal 2005, assessment rates for insured institutions ranged from 0% of insured deposits for well capitalized institutions with minor supervisory concerns to 0.27% of insured deposits for undercapitalized institutions with substantial supervisory concerns. FDIC-insured depository institutions must also pay an annual assessment for the payment of interest on bonds issued by The Financing Corporation (“FICO”) to finance the recapitalization of the Federal Savings and Loan Insurance Corporation. The amount of the FICO premium, which will continue until the bonds mature in 2019, may be revised quarterly. The FICO assessment rate for the fourth quarter of fiscal 2005 was 1.34 cents annually per $100 of assessable deposits. If the FDIC were to significantly increase its assessment rates, such action could adversely affect the Bank’s earnings. If the reserve ratio for the SAIF or the BIF falls below the required level, the fund may re-institute deposit insurance assessments for all institutions. In addition to deposit insurance assessments, the FDIC may collect assessments against insured deposits to service debt incurred in the 1980s. The assessment rate is adjusted quarterly.

Regulatory Capital Requirements. OTS regulations incorporate a risk-based capital requirement that is designed to be at least as stringent as the capital standard applicable to national banks and that is similar to FDIC requirements. Associations whose exposure to interest-rate risk is deemed to be above normal must deduct a portion of such exposure in calculating their risk-based capital. As of September 30, 2005, the Bank exceeded all applicable regulatory requirements. See note (11) Regulatory Capital to the Notes to Consolidated Financial Statements. There are currently no regulatory capital requirements directly applicable to holding companies.

Regulators have also established capital levels for institutions to implement the “prompt corrective action” provisions of the Federal Deposit Insurance Corporation improvement Act (“FDICIA”). Insured institutions are categorized under the following levels: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized. An institution’s category depends upon its capital levels in relation to relevant capital measures, which include a risk-based capital measure, a leverage ratio capital measure, and certain other factors. A “well capitalized” institution must have a ratio of total capital to risk- weighted assets (a Total risk-based capital ratio) of 10% or more, a ratio of capital to risk-weighted assets (Tier 1 risk-based capital ratio) of 6% or more and a ratio of capital to adjusted total assets (Tier 1 leverage ratio) of 5% or more, and may not be subject to any written agreement order capital directive, or prompt corrective action directive issued by the OTS. An institution will be categorized as “adequately capitalized” if it has a total risk- based capital ratio of 8% or more, a Tier 1 risk-based capital ratio of 4% or more, and either a Tier 1 leverage ratio of 4% or more or a Tier 1 leverage ratio of 3% or more, if the institution is assigned a composite rating of 1. The composite rating is the numeric rating assigned by the OTS under its rating system, as a result of the most recent OTS examination. Any institution that is neither well capitalized nor adequately capitalized will be considered undercapitalized. The OTS would be required to take prompt corrective action to resolve the Bank’s situation if the Bank failed to satisfy these minimum capital requirements. At September 30, 2005, the Bank was a well capitalized institution under the definitions as adopted.

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

Transactions with Affiliates. Transactions between the Bank and its affiliates are regulated under the HOLA and OTS regulations, which incorporate Sections 23A, 23B, 22(g) and 22(h) of the Federal Reserve Act, Regulations O and W promulgated by the Federal Reserve Board, and additional restrictions imposed by the OTS. “Affiliates” of the Bank include the holding company and all subsidiaries other than those of the Bank. Under these regulations, certain transactions with affiliates are prohibited and others are limited and must be on terms and conditions that are consistent with safe and sound banking practices and substantially the same, or at least as favorable to the institution or its subsidiary, as those for comparable transactions with non-affiliated parties. Limitations are also imposed on loans and extensions of credit by an institution to its executive officers, directors and principal stockholder and each of their related interests. A savings association is also restricted from purchasing or investing in securities issued by any affiliate other than shares of the affiliate.

Qualified Thrift Lender Test. The qualified thrift lender test (QTL) measures the proportion of a savings institution’s assets invested in loans or securities supporting residential construction and home ownership. A savings institution qualifies as a QTL if its qualified thrift investments equal or exceed 65% of its portfolio assets on a monthly average basis in nine of every twelve months. Qualified thrift investments include (i) housing-related loans and investments, (ii) obligations of the FDIC, (iii) loans to purchase or construct churches, schools, nursing homes and hospitals, (iv) consumer loans, (v) shares of stock issued by any FHLB, and (vi) shares of stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus (a) goodwill and other intangible assets, (b) the value of properties used by the savings institution to conduct its business, and (c) certain liquid assets in an amount not exceeding 20% of total assets. If the Bank fails to remain a QTL, it must either convert to a national bank charter or be subject to restrictions specified under OTS regulations. A savings institution may re-qualify as a QTL if it thereafter complies with the QTL test. At September 30, 2005, the Bank exceeded the QTL requirements.

General Lending Regulations

Consumer Lending Regulations. The Bank’s lending activities are subject to federal laws and regulations, including the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Real Estate Settlement Procedures Act and the Community Reinvestment Act. Pursuant to OTS regulations, the Bank generally may extend credit as authorized under federal law without regard to state laws purporting to regulate or affect its credit activities, other than state contract and commercial laws, real property laws, homestead laws, tort laws, criminal laws and other state laws designated by the OTS.

Community Reinvestment Act (CRA). Under the Community Reinvestment Act (the “CRA”), as implemented by OTS regulations, savings institutions have a continuing and affirmative obligation to help meet the credit needs of their entire community, including low and moderate income neighborhoods, consistent with safe and sound banking practices. In 2003, the Bank received a satisfactory CRA Performance Evaluation. A copy of the public section of that CRA Performance Evaluation is available for public viewing.

Loans-to-one-borrower Limitations. The loans-to-one borrower limitations applicable to national banks also apply to savings institutions. Under current limits, loans and extensions of credit outstanding at one time to a single borrower and not fully secured generally may not exceed 15% of the savings institution’s unimpaired capital and unimpaired surplus. Loans and extensions of credit fully secured by certain readily marketable collateral may represent an additional 10% of unimpaired capital and unimpaired surplus. As of September 30, 2005, the Bank was in compliance with the loans-to-one-borrower limitations.

Other Regulation

Federal Reserve System. The Bank must comply with Federal Reserve Board regulations requiring the maintenance of reserves against its transaction accounts (primarily interest-bearing and non-interest-bearing checking accounts) and non-personal time deposits. As of September 30, 2005, the Bank had exceeded cash reserve requirements that must be maintained at the FHLB for this purpose. The balances maintained to meet these requirements may be used to satisfy liquidity requirements imposed by the OTS. Federal Reserve Board regulations also limit the periods within which depository institutions must provide availability for and pay interest on deposits to transaction accounts, and require depository institutions to disclose their check-hold policies and any changes to those policies in writing to customers. The Bank is in compliance with these regulations. There are other laws and regulations that affect business activities such as electronic fund transfers, collection of checks, truth in savings, and availability of funds.

Consumer Financial Privacy Regulations. Pursuant to the Gramm-Leach-Bliley Act (“GLB”), the federal banking agencies have jointly adopted a privacy regulation with which savings institutions have had to comply since July 1, 2001. Subject to certain exceptions, the privacy regulation requires each financial institution to give a consumer notice of its privacy policies and practices before disclosing nonpublic personal information about the consumer to any non-affiliated third party, to give each customer notice of its privacy policies and procedures at the time a customer relationship is established and annually thereafter, and to give each consumer an opt out notice and reasonable opportunity for the customer to opt out of having nonpublic personal information disclosed by the financial institution to non-affiliated third parties.

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

The USA Patriot Act, Bank Secrecy Act (“BSA”), and Anti-Money Laundering (“AML”) Requirements. The USA PATRIOT Act (the Act) was enacted after September 11, 2001 to provide the federal government with powers to prevent, detect, and prosecute terrorism and international money laundering, and has resulted in promulgation of several regulations that have a direct impact on savings associations. There are a number of programs that financial institutions must have in place such as: (i) BSA/AML to manage risk; (ii) Customer Identification Programs (CIP) to determine the true identity of customers, document and verify the information, and determine whether the customer appears on any federal government list of known or suspected terrorist or terrorist organizations; and (iii) monitor for the timely detection and reporting of suspicious activity and reportable transactions.

Income Taxes

BankUnited and its subsidiaries are subject to income taxes at the federal level and are individually subject to state taxation based on the laws of each state in which an entity operates. BankUnited and its subsidiaries other than BU REIT, Inc. file a consolidated federal tax return with a fiscal year ending on September 30. BU REIT, Inc. files a separate tax return with a calendar year-end. BankUnited and its subsidiaries have filed separate tax returns for each state jurisdiction affected in 2004 and will do the same in 2005. No tax return is currently being examined.

Available Information

BankUnited’s Internet address is www.bankunited.com. Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports are available, free of charge, through our website as soon as reasonably practicable after their filing with the Securities and Exchange Commission.

Segment Reporting

See note (1) Summary of Significant Accounting Policies (r) Segment Reporting to the Notes to Consolidated Financial Statements for BankUnited’s policy on segment reporting.

Item 1A. Risk Factors

These are general risk factors affecting BankUnited. They are further described under Item 1. Business and in Management’s Discussion and Analysis. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business operations. Any of these risks could materially and adversely affect our business, financial condition or results of operations. In such cases, you may lose all or part of your investment.

If the interest payments on our deposits and borrowings increase relative to the interest we earn on our loans and investments, they may decrease our net interest income.

Our profitability depends to a large extent on the Bank’s net interest income, which is the difference between income on interest-earning assets such as mortgage loans and investment securities, and expense on interest-bearing liabilities such as deposits and borrowings. We are affected by changes in general interest rate levels and by other economic factors beyond our control. Our net interest income may be reduced if: (i) more interest-earning assets than interest-bearing liabilities reprice or mature during a time when interest rates are declining or (ii) more interest-bearing liabilities than interest-earning assets reprice or mature during a time when interest rates are rising.

Changes in the difference between short and long-term interest rates may also harm our business. For example, short-term deposits may be used to fund longer-term loans. When differences between short-term and long-term interest rates shrink or disappear, the spread between rates paid on deposits and received on loans could narrow significantly, decreasing our net interest income.

If market interest rates rise rapidly, interest rate adjustment caps may limit increases in the interest rates on adjustable rate loans (ARM), thus reducing our net interest income because we will need to pay the higher rates on our deposits and borrowings while being limited on the repricing of these loans due to the interest rate caps.

Certain ARM loans reprice based on lagging interest rate indices. The effect of this lag may also negatively affect our net interest income when general interest rates continue to rise periodically.

An increase in loan prepayments and on prepayment of loans underlying mortgage backed securities may adversely affect our profitability.

Prepayment rates are affected by consumer behavior, conditions in the housing and financial markets, general economic conditions and the relative interest rates on fixed-rate and adjustable-rate mortgage loans. Changes in prepayment rates are therefore difficult for us to predict.

We recognize our deferred loan origination costs and premiums paid in originating these loans by adjusting our interest income over the contractual life of the individual loans. As prepayments occur, the rate at which net deferred loan origination costs and premiums are expensed accelerates. The effect of the acceleration of deferred costs and premium amortization may be mitigated by prepayment penalties paid by the borrower when the loan is paid in full within a certain period of time which varies between loans. If prepayment occurs after the period of time when the loan is subject to a prepayment penalty, the effect of the acceleration of premium and deferred cost amortization is no longer mitigated.

We recognize premiums we pay on mortgage-backed security as an adjustment from interest income over the life of the security based on the rate of repayment of the securities. Acceleration of prepayments on the loans underlying a mortgage-backed security shortens the life of the security, increases the rate at which premiums are expensed and further reduces interest income.

We may not be able to reinvest loan and security prepayments at rates comparable to the prepaid instrument particularly in period of declining interest rates.

Changes in interest rates could have additional adverse effects on our financial condition and results of operations.

Fluctuations in interest rates could have significant adverse effects on our financial condition and results of operations, including, without limitation, by decreasing the value of our mortgage servicing rights or our derivative instruments. The initial and ongoing valuation and amortization of mortgage servicing rights is significantly impacted by interest rates, prepayment experience and the credit performance of the underlying

We are unable to predict changes in market interest rates which are affected by many factors beyond our control including inflation, recession, unemployment, money supply, domestic and international events and changes in the United States and other financial markets. Our net interest income is affected not only by the level and direction of interest rates, but also by the shape of the yield curve and relationships between interest sensitive instruments and key driver rates, as well as balance sheet growth, client loan and deposit preferences and the timing of changes in these variables. In an increasing rate environment, our interest costs on liabilities may increase more rapidly than our income on interest earning assets. This could result in a deterioration of our net interest margin.

Changes in interest rates could also adversely affect our financial condition by reducing the value of our derivative instruments. We use derivative instruments as part of our interest rate risk management activities to reduce risk associated with our borrowing activities. Our use of derivative instruments, however, exposes us to credit risk and market risk. Our credit risk is heightened when the fair value of a derivative contract is positive, which generally means that a counterparty owes us. We try to minimize credit risk in derivative instruments by entering into transactions with high-quality counterparties, but there can be no assurance that our financial evaluation of a counterparty will be accurate or that their financial status will not change. Market risk is the adverse effect on the value of a financial instrument from a change in interest rates or implied volatility of rates. We manage market risk by establishing and monitoring limits on the types and degree of risk undertaken. Change in interest rates may have either a positive or negative effect on the value of the derivative instrument depending on the nature of the derivative instrument.

We may be impacted by our concentration in ARM loans indexed to the MTA and with optional payment characteristics, generally referred to as option ARM.

The majority of loans we currently originate and approximately half of our loan portfolio has optional payment characteristics. These loans provide the consumer with several payment options each month and may result in monthly payments being lower than the amount of interest due on the loan. Any unpaid monthly interest is added to the loan balance and this result in negative amortization and an increasing loan balance. These loans provide the consumer with the ability to reduce his initial loan payment and limit the amount of annual increase in the required monthly payment. If a loan negatively amortizes in the initial years the consumer must make the payments up in the later years of the loan. This presents a potential repayment risk if the consumer is unable to meet the higher payment or repay the loan through refinancing or sale of the underlying property.

We may periodically sell these loans in the secondary market. A prolonged period of secondary market illiquidity could have an adverse effect on our earnings.

There are no current regulatory limitations on this type of loan products. Any regulatory limitation may affect the mortgage and residential real estate markets and limit our ability to grow our portfolio at the current pace.

We make loans to non-resident aliens (NRAs) for the acquisition of secondary residences in the United States, primarily in the Florida market. Changes in foreign exchange rates and political and economic conditions in the borrower’s country of residence may affect his ability to make regular loan payments.

We make loans for the purchase of secondary residences to NRAs. These loans are secured by property located in the United States, primarily in Florida and generally carry a lower loan to value than loans to domestic residents. These loans represent 18% of our loan portfolio as of September 30, 2005. The value of the underlying property provides a source of liquidation in the United Sates but the consumer’s ability to make his monthly payments may be affected by factors such as the foreign exchange rates, capital outflow limitations and other political and economic risks associated with the country of residence. BankUnited limits its risk through its underwriting criteria on these loans.

Changes in the United States laws and regulations affecting residents from those countries, could also adversely affect us if they result in a significant loss of deposits, increased loan defaults or a decreased market for our products.

An inadequate allowance for loan losses would reduce our earnings.

We are exposed to the risk that our customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans will not be sufficient to assure full repayment. Credit losses are inherent in the lending business and could have a material adverse effect on our operating results and our ability to meet our obligations under the notes. Volatility and deterioration in domestic and foreign economies may also increase our risk for credit losses. Our portfolio composition, with loans primarily secured by real estate, reduces loss exposure. We evaluate the collectibility of our loan portfolio and provide an allowance for loan losses that we believe is adequate based upon such factors as:

•	the risk characteristics of various classifications of loans;

•	previous loan loss experience;

•	specific loans that have loss potential;

•	delinquency trends;

•	estimated fair market value of the collateral;

•	current economic conditions;

•	the views of our regulators; and

•	geographic and industry loan concentrations.

If our evaluation is incorrect and borrower defaults cause losses exceeding our allowance for loan losses, our earnings could be significantly and adversely affected. We cannot assure you that our allowance will be adequate to cover loan losses inherent in our portfolio. We may experience losses in our loan portfolios or perceive adverse trends that require us to significantly increase our allowance for loan losses in the future, which would also reduce our earnings.

Our exposure to credit risk is increased by our commercial real estate, commercial business and construction lending.

Commercial real estate, commercial business and construction lending generally involve higher credit risk than single-family residential lending. Such loans involve larger loan balances to a single borrower or groups of related borrowers.

Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers’ ability to repay their loans depends on successful development of their properties, as well as the factors affecting residential real estate borrowers. These loans also involve greater risk because they generally are not fully amortizing over the loan period, but have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property.

Risk of loss on a construction loan depends largely upon whether our initial estimate of the property’s value at completion of construction equals or exceeds the cost of the property construction (including interest) and the availability of permanent take-out financing. During the construction phase, a number of factors can result in delays and cost overruns. If our estimate of value is inaccurate or if actual construction costs exceed estimates, the value of the property securing our loan may be insufficient to ensure full repayment when completed through a permanent loan or by seizure of collateral.

Commercial business loans are typically based on the borrowers’ ability to repay the loans from the cash flow of their businesses. Such loans may involve greater risk because the availability of funds to repay each loan depends substantially on the success of the business itself. In addition, the collateral securing the loans may depreciate over time, be difficult to appraise and liquidate and fluctuate in value based on the success of the business.

Commercial real estate, commercial business and construction loans are more susceptible to a risk of loss during a downturn in the business cycle. The underwriting, review and monitoring performed by our officers and directors cannot eliminate all of the risks related to these loans.

Negative events in certain geographic areas could adversely affect us.

Negative conditions in the real estate markets where collateral for our mortgage loans is located could adversely affect our borrower’s ability to repay and the value of the collateral. Real estate values are affected by various factors, including changes in general or regional economic conditions, governmental rules or policies and natural disasters such as hurricanes.

Competition with other financial institutions could adversely affect our profitability.

The banking and financial services industry is very competitive. Legal and regulatory developments have made it easier for new and sometimes unregulated competitors to compete with us. Consolidation among financial service providers has resulted in fewer very large national and regional banking and financial institutions holding a large accumulation of assets. These institutions generally have significantly greater resources, a wider geographic presence or greater accessibility. Our competitors sometimes are also able to offer more services, more favorable pricing or greater customer convenience than we do. In addition, our competition has grown from new banks and other financial services providers that target our existing or potential customers. As consolidation continues among large banks, we expect additional smaller institutions to try to exploit our market.

Technological developments have allowed competitors including some non-depository institutions, to compete more effectively in local markets and have expanded the range of financial products, services and capital available to our target customers. If we are unable to implement, maintain and use such technologies effectively, we may not be able to offer products or achieve cost-efficiencies necessary to compete in our industry. In addition, some of these competitors have fewer regulatory constraints and lower cost structures.

Failure to pay interest on our debt may adversely impact us.

Deferral of interest payments where allowed on our trust preferred securities, junior subordinated notes and senior notes may affect our ability to raise additional debt and pay dividends on our common stock.

Failure to pay interest on other borrowings would adversely affect our ability to continue operations.

We rely heavily on the proper functioning of our technology.

We rely on our computer systems, and outside servicers providing technology, for much of our business, including recording our assets and liabilities. If our computer systems or outside technology sources fail, are not reliable or there is a breach of security, our ability to maintain accurate financial records may be impaired, which could materially affect our operations and financial condition.

We are dependent upon the services of our management team.

We are dependent upon the ability and experience of a number of our key management personnel who have substantial experience with our operations, the financial services industry and the markets in which we offer our services. It is possible that the loss of the services of one or more of our senior executives or key managers would have an adverse effect on our operations. Our success also depends on our ability to continue to attract, manage and retain other qualified middle management personnel as we grow. We cannot assure you that we will continue to attract or retain such personnel.

Terrorist activities could cause reductions in investor confidence and substantial volatility in real estate and securities markets.

It is impossible to predict the extent to which terrorist activities may occur in the United States or other regions, or their effect on a particular security issue. It is also uncertain what effects any past or future terrorist activities and/or any consequent actions on the part of the United States government and others will have on the United States and world financial markets, local, regional and national economics, and real estate markets across the United States. Among other things, reduced investor confidence could result in substantial volatility in securities markets, a decline in general economic conditions and real estate related investments and an increase in loan defaults. Such unexpected losses and events could materially affect our results of operations. Tourism and the travel industry are important factors to the general economy of our target market, which could be adversely affected by terrorism.

We may need additional capital resources in the future and these capital resources may not be available when needed or at all.

We may need to incur additional debt or equity financing in the future to make strategic acquisitions or investments or for future growth. We cannot assure you that such financing will be available to us on acceptable terms or at all.

We are subject to extensive regulation that could restrict our activities and impose financial requirements or limitations on the conduct of our business and limit our ability to receive dividends from the Bank.

The Bank is subject to extensive regulation, supervision and examination by the Office of Thrift Supervision (OTS) as its primary federal regulator, and by the Federal Deposit Insurance Corporation (FDIC), which insures its deposits. As a member of the FHLB, the Bank must also comply with applicable regulations of the Federal Housing Finance Board and the FHLB. Regulation by these agencies is intended primarily for the protection of our depositors and the deposit insurance fund and not for the benefit of our stockholders. The Bank’s activities are also regulated under consumer protection laws applicable to our lending, deposit and other activities. A sufficient claim against us under these laws could have a material adverse effect on our results.

Changes in the regulation of financial services companies and housing government-sponsored enterprises could adversely affect our business.

Proposals for further regulation of the financial services industry are continually being introduced in Congress. The agencies regulating the financial services industry also periodically adopt changes to their regulations. Proposals that are now receiving a great deal of attention include regulation of government sponsored-entities. It is possible that one or more legislative proposals may be adopted or regulatory changes may be made that would have an adverse effect on our business.

Negative public opinion could damage our reputation and adversely affect our earnings.

Reputational risk is the risk to our operations from negative public opinion. Negative public opinion can result from the actual or perceived manner in which we conduct our business activities, including our sales practices, including practices in our origination and servicing operations and retail banking operations, our management of actual or potential conflicts of interest and ethical issues; and our protection of confidential customer information. Negative public opinion can adversely affect our ability to keep and attract customers and can expose us to litigation.

Provisions in our Articles of Incorporation, Bylaws and Florida law could impede efforts to remove management and frustrate takeover attempts.

Certain provisions of our Articles of Incorporation and Bylaws could delay or frustrate the removal of incumbent directors and make a merger, tender offer or proxy contest more difficult, even if such events appear to benefit stockholders. Certain provisions of state and federal law may also discourage or prohibit a future takeover attempt in which our stockholders might otherwise receive a substantial premium for their shares over then-current market prices.

The voting power of the directors, executive officers and holders of 5% or more of our equity securities and certain provisions of our Articles of Incorporation may discourage any proposed takeover not approved by our Board of Directors.

Our insiders hold voting rights that give them significant control over matters requiring stockholder approval.

Our directors and executive officers hold substantial amounts of our Class A Common Stock, Class B Common Stock and Series B Preferred Stock. Each share of Class A Common Sock is entitled to one-tenth vote, each share of Class B Common Stock is entitled to one vote, and each share of Series B Preferred Stock is entitled to two and one-half votes. For a more detailed description of our capital stock see, “Description of Capital Stock.” These classes generally vote together on matters presented to stockholders for approval. Consequently, other stockholders’ ability to influence our actions through their vote may be limited and the non-insider stockholders may not have sufficient voting power to approve a change in control even if a significant premium is being offered for their shares.

There are several business and family relationships among directors that could create conflicts of interest.

Several of our directors have business relationships with us and each other as disclosed in note (16) Related Party Transactions in Notes to Consolidated Financial Statements. We have “opted-out” of the Florida statute which would require the approval of either disinterested directors or a super majority vote of disinterested stockholders in the event of a certain affiliate transactions. Business and family relationships among us, our directors and officers may create conflicts of interest which are reviewed and addressed by our board of directors. We cannot assure you that your interests will coincide with those of our officers and directors.

Item 2. Properties

BankUnited leases executive and administrative office space located at 255 Alhambra Circle, Coral Gables, Florida 33134, pursuant to a lease terminating in 2014. As of November 30, 2005, BankUnited operated 63 full-service banking offices located in Florida, three of which are owned and 60 of which are leased. Twenty one of these offices are located in Miami-Dade County, 21 in Broward County, 12 in Palm Beach County, three in Collier County, two in St. Lucie County, one in Martin County, two in Lee County and one in Charlotte County. There are also a leases for three buildings located in Miami Lakes, Florida used for operations with terms through 2007.

BankUnited also leases properties located in Tampa, Florida; Chicago, Illinois; Delray Beach, Florida; Fairfax, Virginia; Scottsdale, Arizona; and the San Francisco Bay area of California with lease terms extending through 2010, for its loan production offices.

BankUnited has multiple options to renew leases at all of its facilities.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of BankUnited’s security holders during the fourth quarter of the fiscal year ended September 30, 2005.

Item 4A. Directors and Executive Officers of the Registrant

The following table sets forth information concerning BankUnited’s directors and executive officers:

Name	Age	Position
Alfred R. Camner	61	Chief Executive Officer and Chairman of the Board of Directors(1)
Lawrence H. Blum	62	Vice Chairman of the Board of Directors and Secretary(1)
Ramiro A. Ortiz	55	President, Chief Operating Officer and Director
Humberto L. Lopez	46	Senior Executive Vice President and Chief Financial Officer
Bernardo M. Argudin	54	Executive Vice President and Chief Accounting Officer
Carlos R. Fernandez-Guzman	49	Executive Vice President, Bank Services
James R. Foster	60	Executive Vice President, Corporate Finance
Felix M. Garcia	56	Executive Vice President, Risk Management
Robert L. Green	44	Executive Vice President, Residential Lending
Abel L. Iglesias	43	Executive Vice President, Corporate and Commercial Banking
Joris Jabouin	37	Executive Vice President and General Auditor
Roberta R. Kressel	50	Executive Vice President, Human Resources
Robert A. Marsden	63	Executive Vice President, Corporate Real Estate Services
Douglas B. Sawyer	48	Executive Vice President, Consumer Banking
Clay F. Wilson	46	Executive Vice President, Commercial Real Estate
Lauren Camner	31	Senior Vice President and Director
Tod Aronovitz	55	Director
Allen M. Bernkrant	75	Director(2), (3), (4)
Sharon A. Brown	61	Director(2)
Marc D. Jacobson	63	Director
Hardy C. Katz	64	Director(2), (3)
Neil H. Messinger, M.D.	67	Director(1), (3), (4)
Dr. Albert E. Smith	73	Director

(1)	Indicates member of the Executive Committee
(2)	Indicates member of the Audit Committee
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

Bernardo M. Argudin, CPA has served as our Executive Vice President and Chief Accounting Officer since January 2005 and Senior Vice President and Corporate Controller August 2003 to January 2005. He served as the First Vice President, Comptroller and Chief Compliance Officer of Dresdner Bank Lateinamerika, AG, Miami Agency, from 2000 to 2003. Mr. Argudin was the Executive Vice President and Chief Financial Officer from 1994 to 1999 of Republic National Bank of Miami and a Vice President and Chief Financial Officer of Republic Banking Corporation of Florida from 1992 to 1999.

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

James R. Foster was appointed BankUnited’s and the Bank’s Executive Vice President Corporate Finance in October 2005. He previously served as Senior Vice President Consulting, from January 2005 to October 2005 of Right Management Consulting and Executive Vice President and Chief Financial Officer from October 1997 to October 2002 of J.M. Family Enterprises, where he oversaw strategic development, controllership, treasury and risk management. He served as Vice President and Chief Financial Officer with Umbro International from 1993 to 1997 and Vice President and Chief Financial Officer of Hay Group from 1991 to 1992. Mr. Foster was Vice President and Treasurer of Fuqua Industries, a consumer goods company that owned a thrift from 1982 to 1991 where he managed relationships with external financing agencies and corporate and subsidiary financing organizations.

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

Tod Aronovitz has served as one of our directors and a director of the Bank since August 23, 2004. Mr. Aronovitz has served as Senior Partner of Aronovitz Trial Lawyers, a nationally recognized law firm specializing in catastrophic injury and wrongful death cases, since 1988. Mr. Aronovitz served as the President of the Florida Bar from 2002 until 2003 and was a member of the Florida Bar’s Board of Governors from 1996 to 2001. He is currently a member of the Board of Trustees of the Florida Supreme Court Historical Society as well as a member of the House of Delegates of the American Bar Association. Mr. Aronovitz has served as an adjunct professor at the University of Miami School of Law in the areas of civil litigation and trial techniques. Mr. Aronovitz holds a law degree from the University of Miami School of Law and a bachelors degree from the University of Georgia.

Allen M. Bernkrant has served as one of our directors since 1993, and a director of the Bank, since 1985. He has been a private investor in Miami, Florida since 1990.

Sharon A. Brown has served as one of our directors and a director of the Bank since January 2003. She served as Director of Alumni and External Affairs at the University of Miami from 2002 to 2004, and Assistant Dean for Administration and Development from 1992 to 2001 of the University of Miami School of Business Administration. Ms. Brown was a Partner from 1979 to 1992 at Coopers and Lybrand, certified public accountants, where her clients included financial institutions, nonprofit organizations and major organizations in government and education.

Marc D. Jacobson has served as a director since 1993, and Secretary from 1993 to 1997. He has also served as a director of the Bank since 1984, and its Secretary, from 1985 to 1996. Mr. Jacobson has been the Senior Vice President of Head-Beckham AmerInsurance Agency, Inc., and its predecessor, Head-Beckham Insurance Agency, Inc. since 1990.

Hardy C. Katz has served as one of our directors and a director of the Bank since March 2002. He has been the Vice President for both Communications and Show Management, Inc., a trade show and management company, and Industry Publishers, Inc., a publishing company, since 1972. Mr. Katz has also served as the managing partner of BiZBashFla, LLC, a publishing and trade show company, since 2003.

Neil H. Messinger, M.D. has served as one of our directors and a director of the Bank since 1996. He is a Radiologist and has served as the Chairman of Radiology Associates of South Florida, P.A. since 1986. Dr. Messinger has also been the Chairman of Imaging Services of Baptist Hospital since 1986.

Dr. Albert E. Smith has served as one of our directors and a director of the Bank since November 2003. He has served as the President of Florida Memorial University since 1993 and served as President of South Carolina State College from 1986 to 1993. Dr. Smith currently serves as a director of the Greater Miami Chamber of Commerce and the Orange Bowl Committee and as the Vice Chair on the Miami-Dade County Social and Economic Development Council. He is a member of the Executive Committee of The College Fund/UNCF.

PART II

Item 5. Market for the Registrant’s Common Stock, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Stock Information

BankUnited’s Class A Common Stock, $.01 par value (“Class A Common Stock”), is traded on the Nasdaq, National Market (“NASDAQ”) under the symbol “BKUNA”. BankUnited’s Class B Common Stock, $.01 par value (“Class B Common Stock”), is not traded on any established public market.

At December 1, 2005, there were 669 holders and 12 holders of record of BankUnited’s Class A Common Stock and Class B Common Stock, respectively. The number of holders of record of the Class A Common Stock includes nominees of various depository trust companies for an undeterminable number of individual stockholders. Class B Common Stock is convertible into Class A Common Stock at a ratio (subject to adjustment upon the occurrence of certain events) of one share of Class A Common Stock for each share of Class B Common Stock surrendered for conversion.

BankUnited’s board of directors declared dividends of $0.005 per share on its Class A Common Stock on March 29, 2005, May 26, 2005, and August 26, 2005. BankUnited anticipates that it will continue to declare and pay such dividends on a quarterly basis subject to termination at any time at the sole discretion of the board. No dividends were declared or paid on BankUnited’s Common Stock during fiscal 2004. See note (11) Regulatory Capital to the Notes to Consolidated Financial Statements for a discussion of restrictions on the Bank’s payment of dividends to BankUnited.

For the range of high and low bid prices for the Class A Common Stock quoted on Nasdaq for each quarter of fiscal 2005 and 2004, see Item 7. MD&A, Selected Quarterly Financial Data.

Stock Compensation Plan Information

See Item 12 of Part III for information on Stock Compensation Plans.

Purchases of BankUnited Stock

BankUnited announced on October 24, 2002, that its Board of Directors had authorized a stock repurchase program on its Class A Common Stock. Under the program, BankUnited may purchase up to 1,000,000 shares of its Class A Common Stock in open market transactions, from time to time, at such prices and on such conditions as the Executive Committee of the Board determines to be advantageous. This plan does not have an expiration date. BankUnited initiated this program in the belief that the volatility of the financial markets, in general, has at times generated a market price that does not adequately reflect the real value of BankUnited stock or the level of confidence that management and the Board of Directors have in BankUnited’s ability to implement its strategy and achieve continued growth. The basis for the carrying value of BankUnited’s treasury stock is the purchase price or fair value of the shares in the open market at the time of purchase. The following table summarizes purchases of BankUnited equity securities by BankUnited under the repurchase program announced in October 2002:

	Total Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Maximum Number of Shares that May Yet Be Purchased Under the Program
January 1 - 31, 2005	11,500	$29.03	11,500	988,500
August 1 - 31, 2005	73,200	24.06	73,200	915,300
September 1 - 30, 2005 (1)	5,000	23.87	5,000	910,300

Total	89,700	$24.69	89,700	910,300

(1)	No purchases were made between September 15 and September 30, pursuant to BankUnited’s internal policy not to purchase its stock during the blackout period for insiders.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with BankUnited’s Consolidated Financial Statements and Notes thereto:

	As of or for the Years Ended September 30,
	2005	2004	2003	2002	2001
	(Dollars in thousands, except per share data)
Operations Data:
Interest income	$431,370	$332,101	$315,392	$328,978	$324,692
Interest expense	268,411	188,903	198,848	217,171	246,793

Net interest income	162,959	143,198	116,544	111,807	77,899
Provision for loan losses	3,800	5,025	5,425	9,200	7,100

Net interest income after provision for loan losses	159,159	138,173	111,119	102,607	70,799

Non-interest income:
Service and other fees, net of amortization and impairment	8,748	6,326	4,666	4,264	5,880
Net gain (loss) on sale of investments and mortgage-backed securities	2,794	(1,902)	4,604	1,557	1,837
Net gain on sale of loans and other assets	3,318	6,859	9,968	3,850	1,383
Settlement of swap related to extinguishment of debt	(1,369)	—	1,445	—	—
Other	9,120	9,080	8,093	6,991	3,877

Total non-interest income	22,611	20,363	28,776	16,662	12,977

Non-interest expenses:
Employee compensation and benefits	51,817	43,773	40,390	33,180	23,872
Occupancy and equipment	24,379	17,399	12,606	11,166	9,046
Professional fees	6,796	3,892	4,610	5,342	3,267
Extinguishment of debt	35,814	—	6,859	299	(1,337)
Other	25,049	19,609	19,759	21,875	18,212

Total non-interest expense	143,855	84,673	84,224	71,862	53,060

Income before income taxes, and preferred stock dividends	37,915	73,863	55,671	47,407	30,716
Provision for income taxes	10,378	23,141	16,551	17,086	11,620

Net income before preferred stock dividends	27,537	50,722	39,120	30,321	19,096
Preferred stock dividends	431	379	316	257	649

Net income after preferred stock dividends	$27,106	$50,343	$38,804	$30,064	$18,447

Basic earnings per common share	$0.90	$1.69	$1.45	$1.20	$0.91
Diluted earnings per common share	$0.85	$1.58	$1.36	$1.12	$0.87
Weighted average number of common shares and common equivalent shares assumed outstanding during the period:
Basic	30,090,111	29,843,094	26,803,377	25,142,322	20,228,072
Diluted	32,339,280	32,152,846	28,864,972	27,072,669	21,353,850
Dividends declared per share on common stock	$0.02	—	—	—	—
Financial Condition Data:
Total assets	$10,667,705	$8,710,445	$7,145,143	$6,028,548	$5,238,195
Loans receivable, net, and mortgage-backed securities(1)	9,665,792	7,794,980	6,004,569	4,849,999	4,332,336
Investments, overnight deposits, tax certificates, resale agreements, certificates of deposit and other earning assets	657,156	640,937	618,196	685,990	461,276
Total liabilities	10,160,089	8,217,788	6,697,770	5,683,399	4,937,749
Deposits	4,733,355	3,528,262	3,236,106	2,976,171	2,653,145
Trust preferred securities and subordinated debentures	195,500	164,979	162,219	253,761	203,592
Borrowings(2)	5,101,733	4,417,665	3,177,588	2,361,131	1,992,837
Total stockholders’ equity	507,616	492,657	447,373	345,149	300,446
Common stockholders’ equity	501,054	486,529	441,917	340,910	297,620
Book value per common share	16.59	16.19	14.88	13.52	11.88

(Continued on the next page)

	As of and for the Fiscal Years Ended September 30,
	2005	2004	2003	2002	2001
Select Financial Ratios:
Performance Ratios:
Return on average assets(3)	0.29%	0.66%	0.61%	0.57%	0.42%

Return on average tangible common equity(3)	5.79	11.78	11.02	10.56	9.46
Return on average total equity (3)	5.48	10.99	10.14	9.58	8.20
Interest rate spread	1.57	1.73	1.68	1.91	1.45
Net interest margin	1.78	1.92	1.90	2.17	1.77
Dividend payout ratio(4)	3.19	0.75	0.81	0.85	3.40
Loans receivable, net to total deposits	169.85	163.13	130.60	134.14	141.33
Non-interest expense to average assets	1.53	1.10	1.32	1.34	1.17
Efficiency ratio(5)	77.52	51.77	57.96	55.93	58.39
Asset Quality Ratios:
Non-performing loans to total loans	0.10%	0.27%	0.89%	0.70%	0.76%

Non-performing assets to total loans and real estate owned	0.11	0.31	0.99	0.79	0.84

Non-performing assets to total assets	0.08	0.20	0.59	0.53	0.60
Net charge-offs to average total loans	0.03	0.05	0.08	0.12	0.11
Loan loss allowance to total loans	0.32	0.42	0.52	0.51	0.42
Loan loss allowance to non-performing loans	306.94	151.52	59.20	72.53	56.00
Capital Ratio:
Average common equity to average total assets	5.26%	5.94%	5.53%	5.85%	4.94%

Average total equity to average total assets	5.33	6.02	6.05	5.92	5.13
Core capital-to-assets ratio(6)	7.11	7.26	7.24	7.77	7.12
Risk-based capital-to-assets ratio(6)	14.49	15.60	16.08	16.97	14.66

(1)	Does not include mortgage loans held for sale.
(2)	Includes repurchase agreements, advances from the Federal Home Loan Bank of Atlanta, senior notes, and convertible debt.
(3)	Return is calculated before payment of preferred stock dividends.
(4)	The ratio of total dividends declared during the period (including dividends on BankUnited’s preferred stock and BankUnited’s Class A and Class B Common Stock) to total earnings for the period before dividends.
(5)	Efficiency ratio is calculated by dividing non-interest expenses by the sum of net interest income, and non-interest income.
(6)	Regulatory capital ratio of the bank.

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

In evaluating BankUnited’s financial condition and operating performance, management focuses on increasing loan originations to residential mortgage, commercial and commercial real estate customers, increasing total and core deposit balances, improving BankUnited’s net interest margin, maintaining higher credit standards, low levels of non-performing assets and adequate loan loss reserves, managing interest rate risk, controlling expenses, and ensuring adequate funding for ongoing growth. Based on these factors, highlights for BankUnited’s fiscal year 2005 include:

•	Loan production for 2005 improved by 44.8% compared to 2004, to reach $5.4 billion.

•	Total assets reached $10.7 billion, a 22.5% increase over the prior year.

•	Total loans, net increased to $8.0 billion, up 39.7% over last year.

•	Non-performing assets as a percentage of total assets of 0.08%, down from 0.20% at September 30th last year.

•	Total deposits increased in 2005 by 34.2% to $4.7 billion.

•	Core deposits increased in 2005 by 16.6% to $1.9 billion.

•	Non-interest bearing deposits increased by 50.3% to $372 million as of September 30, 2005.

•	BankUnited extinguished $530 million of long-term FHLB advances resulting in an after tax charge to earnings of $24.2 million.

•	BankUnited sold $509 million of loans and accrued interest for securitization and acquired $278 million of securities issued.

•	Commenced operations in two new market areas; St. Lucie, and Lee counties of Florida.

•	Eleven new branches were opened.

•	Stockholders received dividends on Class A Common Stock.

Critical Accounting Policies

BankUnited’s financial position and results of operations are impacted by management’s application of accounting policies involving judgments made to arrive at the carrying value of certain assets. In implementing its policies, management must make estimates and assumptions about the effect of matters that are inherently less than certain. Actual results could differ significantly from these estimates which could materially affect the reported amounts of our assets, liabilities, income and expenses. For a detailed discussion of BankUnited’s significant accounting policies, see note (1) Summary of Significant Accounting Policies to the Notes to Consolidated Financial Statements. The most critical accounting policies applied by BankUnited are those that relate to the allowance for loan losses for portfolio loans, the carrying amount of loans held for sale, and the carrying amount of MSR assets.

Estimates of the amount of the allowance for portfolio loan losses, and the valuation of loans held for sale both affect the carrying amount of BankUnited’s loans.

The allowance for loan losses is a subjective judgment that management must make regarding the loan portfolio, and is established and maintained at levels that management believes are adequate to cover probable losses resulting from the inability of borrowers to make required payments on loans. Estimates for loan losses are made by analyzing historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan administration and resolution, the views of regulators, changes in the size and composition of the loan portfolio, and peer group information. In addition, the economic climate and direction, increases or decreases in overall lending rates, political conditions, legislation directly or indirectly impacting the banking industry, and economic conditions affecting specific geographical areas in which BankUnited conducts business are all considered. Where there is a question as to the impairment of a specific loan, management obtains valuations of the property or collateral securing the loan, and current financial information of the borrower, including financial statements, when available. Since the calculation of appropriate loan loss allowances relies on management’s estimates and judgments relating to inherently uncertain events, actual results may differ from these estimates. For a more detailed discussion on the allowance for loan losses, see Asset Quality and, (e) Allowance for Loan Losses in note (1) Summary of Significant Accounting Policies to the Notes to Consolidated Financial Statements.

Several estimates impact mortgage servicing assets, including the amount of assets to be recognized upon the sale of residential mortgage loans, the amortization of the assets, and the periodic valuation of the assets. The initial and ongoing valuation and amortization of mortgage servicing rights is significantly impacted by interest rates, prepayment experience and the credit performance of the underlying loans. An increase in the anticipated prepayment speed of the serviced portfolio could affect the MSR asset valuation. For a more detailed discussion on MSR, see discussion Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” and notes (1) Summary of Significant Accounting Policies and (5) Servicing and Transfers of Mortgage Loans to the Notes to Consolidated Financial Statements.

Accounting Pronouncements Issued and Not Yet Adopted

For information about accounting pronouncements issued but not yet adopted, see the discussion in note (1) Summary of Significant Accounting Policies to the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

BankUnited’s liquidity management is the process of allocating assets and structuring liabilities to provide sufficient cash or cash equivalents to meet its daily operating needs on an ongoing basis. It is BankUnited’s policy to manage its funds so that there is no need to make unplanned sales of assets or to borrow funds under emergency conditions. Sources of liquidity include: deposit growth, FHLB advances, other borrowings, Federal Reserve borrowings, loan repayments, investment portfolio run-off, liquidation of investments and mortgage-backed securities, overnight and term repurchase agreements, and cash and cash equivalents. From time to time, BankUnited utilizes its access to capital markets and may raise capital through equity and debt offerings. BankUnited has also utilized trust preferred and subordinated debt issuances to provide a source of capital for the Bank. BankUnited believes it can raise additional capital by providing an adequate return to shareholders.

BankUnited’s objective in managing liquidity is to maintain sufficient resources of available cash to address both short and long-term business funding needs such as loan demand, investment purchases, deposit fluctuations, and debt service requirements. In doing so, BankUnited maintains an overall liquidity position that has an aggregate amount of readily accessible and marketable assets, cash flow and borrowing capacity to meet unexpected deposit outflows and/or increases in loan demand. Cash levels are minimized to levels required by regulation and necessary to meet the projected anticipated needs for business operations. BankUnited is not aware of any events or uncertainties which may impede liquidity in the short or long-term.

BankUnited utilizes deposits originated through its network of retail branches as a source of funds. We currently offer savings, checking, and money market accounts and certificate accounts with varying maturities. Deposits represent one of BankUnited’s primary source of funds. For information on deposits, see note (8) Deposits to the Notes to Consolidated Financial Statement.

Borrowings

A substantial portion of BankUnited’s balance sheet growth has been funded by short-term and long-term borrowings. Short-term borrowings are due within one year; long-term borrowings are due in one year or more. In addition to borrowings available as a member of the FHLB of Atlanta, BankUnited utilizes securities sold under agreements to repurchase, subordinated notes, and trust preferred securities as sources of borrowings.

The FHLB of Atlanta offers a wide variety of borrowing plans to member financial institutions with fixed, variable, or convertible rates. Borrowings from the FHLB, known as “advances,” are secured by a member’s share of stock in the FHLB, that are required to be purchased in proportion to outstanding advances, and by certain types of mortgages and other eligible collateral. The terms and rates charged for FHLB advances vary in response to general economic conditions. The FHLB of Atlanta will consider various factors, including an institution’s regulatory capital position, net income, quality and composition of assets, lending policies and practices, and level of current borrowings from all sources, in determining the amount of credit to extend to an institution. In addition, an institution that fails to meet the qualified thrift lender test may have restrictions imposed on its ability to obtain FHLB advances. The Bank currently meets the qualified thrift lender test.

As of September 30, 2005, BankUnited had $3.8 billion of FHLB advances outstanding, including approximately $105 million maturing within 30 days and $2.4 billion maturing within one year. Advances outstanding as of September 30, 2005 were secured by loans with a carrying value of approximately $5.7 billion. Approximately $2.3 billion, $700 million, and $789 million of the advances outstanding as of September 30, 2005 were fixed, variable, and convertible, respectively. The FHLB convertible advance programs permit the FHLB to call an advance or to change the rate structure at the call date. Convertible advances generally fall under one of two programs, one with a single specified call date after which the rate changes to a floating rate and the other with a specified initial call date that resets every ninety days thereafter. Specific call features vary on each advance including BankUnited’s ability to prepay the advance. The next call date on current advances ranges from three months to four years. See Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” and note (9) Borrowings to the Notes to Consolidated Financial Statements for more information about BankUnited’s FHLB advances. As of September 30, 2005, BankUnited had a total of $727 million in available borrowings with the FHLB of Atlanta, $143 million of which is available on a long-term basis or short-term basis, and $584 million available on a short-term basis only. BankUnited held shares of stock in the FHLB as of September 30, 2005 with a carrying value of $190 million.

Securities sold under agreements to repurchase (“Repos”) are another source of borrowed funds available to BankUnited. Under this type of borrowing, securities are pledged against borrowed funds and are released when the funds are repaid. BankUnited typically uses Repos on a short-term basis, but may also use them on a long-term basis. As of September 30, 2005, BankUnited had $1.2 billion in investments and mortgage-backed securities pledged against Repos with an outstanding balance of $1.2 billion, of which, approximately $153 million mature overnight and all but $50 million mature within one year.

In February and March of 2004, BankUnited issued $120 million of Convertible Senior Notes that mature in March 2034 and bear interest at an annual rate of 3.125% payable semiannually. Upon conversion of the notes BankUnited will deliver cash for 100% of the principal amount of the notes and may, at its discretion, in lieu of delivering shares of Class A Common Stock, deliver cash or a combination of cash and shares of Class A Common Stock for the profit shares. BankUnited may redeem for cash some or all of the notes at any time on or after March 1, 2011 at 100% of the principal amount of the notes plus any accrued and unpaid interest, contingent interest and additional amounts, if any. Holders may require BankUnited to purchase all or part of the notes for cash at a purchase price of 100% of the principal amount of the notes plus accrued and unpaid interest including contingent interest and additional amounts, if any, on March 1, 2011, March 1, 2014, March 1, 2019, March 1, 2024 and March 1, 2029 or upon the occurrence of a fundamental change. The notes are senior unsecured obligations, ranking equally in right of payment with all of BankUnited’s existing and future unsecured senior indebtedness. The notes are effectively subordinated to BankUnited’s entire senior secured indebtedness and all indebtedness and liabilities of its subsidiaries. The Bank used the net proceeds from the issuance of the notes for general corporate purposes, including loan financing, and assisting in the Bank’s asset/liability management. See note (9) Borrowings to Notes to Consolidated Financial Statements for a discussion on Convertible Senior Notes.

BankUnited has issued trust preferred securities through its trust subsidiaries, which in turn have invested the proceeds from the sale thereof in Junior Subordinated Deferrable Debentures issued by BankUnited (the “Junior Subordinated Debentures”). Proceeds from the sale of Junior Subordinated Debentures, if contributed to the Bank as additional paid-in-capital, increase Tier 1 equity capital for regulatory purposes. BankUnited’s consolidated statement of financial condition reflects outstanding trust preferred securities issued by its sole consolidated trust subsidiary and Junior Subordinated Debentures issued by BankUnited to its non-consolidated trust subsidiaries. In the past five fiscal years, all of the trust preferred securities issued by BankUnited’s trust subsidiaries have been sold through participation in “pools”, whereby a number of financial institutions issue trust preferred securities through their trust subsidiaries, and sell such securities to investors in private placement transactions. As of September 30, 2005, BankUnited had $196 million of trust preferred securities and Junior Subordinated Debentures outstanding with maturities greater than one year. In November 1999, the Board of Directors of BankUnited authorized the purchase from time-to-time in the open market, or otherwise, of up to 300,000 shares of trust preferred securities issued by BankUnited’s trust subsidiaries. As of September 30, 2005, BankUnited had purchased a total of 47,120 shares of trust preferred securities issued by its trust subsidiaries on the open market at a cost of $48 million.

BankUnited uses derivative instruments as part of its interest rate risk management activities to reduce risks associated with its borrowing activities. Derivatives used to hedge interest rate risk associated with long-term fixed and variable rate debt include interest rate swaps and caps. See Item 7a. Quantitative and Qualitative Disclosure About Market Risk and note (10) Accounting for Derivatives and Hedging Activities to Notes to Consolidated Financial Statements for more information on BankUnited’s use of derivatives in connection with its long-term debt.

The following tables set forth information as to BankUnited’s short-term borrowings as of the dates and for the periods indicated:

	As of September 30,
	2005		2004		2003
	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
	(Dollars in thousands)
Period End Balances:
Securities sold under agreements to repurchase	$1,111,348	3.9%	$1,007,236	1.9%	$367,297	1.2%
FHLB advances	1,520,000	4.0%	769,000	2.8%	510,000	1.3%
	$2,631,348	3.9%	$1,776,236	2.3%	$877,297	1.2%
(1)	Weighted average interest rates.

	For the Years Ended September 30,
	2005	2004	2003
	(In thousands)
Maximum Outstanding at any Month End:
Securities sold under agreements to repurchase	$1,290,681	$1,025,015	$372,472
FHLB advances	1,520,000	955,000	601,000
	$2,810,681	$1,980,015	$973,472

For more information on BankUnited’s borrowings see note (9) Borrowings to Notes to Consolidated Financial Statements.

Discussion of Cash Flows

Please refer to the Consolidated Statement of Cash Flows when reading the following discussion.

Cash and cash equivalents as of September 30, 2005 were $238.1 million which represents a increase of $56 million from September 30, 2004. This increase is the result of net cash used in operating and investing activities of $99.2 million and $1.8 billion, respectively, offset by net cash provided by financing activities of $1.9 billion.

Significant Sources of Funds

During the fiscal years ended September 30, 2005 and 2004, BankUnited received $3.0 billion and $2.4 billion, respectively in payments on loans. Proceeds from repayment of mortgage-backed securities for the year ended September 30, 2005 were $616 million compared to $930 million for the same period in 2004. BankUnited received $258 million from the sale of mortgage-backed securities during the fiscal year ended September 30, 2005 compared to $526 million for the same period in 2004. During fiscal 2005, BankUnited received $224 million in proceeds from the net settlement upon the securitization of assets described below in Net Settlement from Securitization. There were no such transactions during fiscal 2004.

BankUnited obtained $706 million and $654 million in additional advances from the Federal Home Loan Bank of Atlanta (the “FHLB”) during the years ended September 30, 2005 and 2004, respectively. BankUnited received $1.2 billion from additional deposits during the year ended September 30, 2005 compared to $292 million for the same period in 2004.

Significant Uses of Funds

During the year ended September 30, 2005, BankUnited funded $6.0 billion of portfolio loans as compared to $4.1 billion in the same period of 2004. BankUnited used funds to purchase $1.2 billion of investment and mortgage-backed securities during the year ended September 30, 2004 compared to $87.6 million during fiscal 2005. The purchases of investment and mortgage-backed securities during fiscal 2005 of $87.6 million, do not include $502 million acquired upon securitization of mortgage loans, or $176 million acquired as proceeds from the sale of mortgage loans to FNMA and FHLMC.

Net Settlement from Securitization

BankUnited sold loans and accrued interest of $509 million in a securitization transaction resulting in $502 million of securities and $7 million of recognized mortgage servicing assets. BankUnited retained $278 million of the resulting securities and received $224 million in net proceeds from the net settlement on the sale of remaining securities to third parties.

Contractual Obligations

The following table provides information on BankUnited’s contractual obligations as of September 30, 2005:

	Payments Due by Period
	Total As of September 30, 2005	Less than 1 year	1 but less than 3 years	3 but less than 5 years	5 years or more
	(In thousands)
Long-term debt obligations	$1,549,100	$—	$860,000	$150,000	$539,100
Operating lease obligations	61,976	9,557	18,303	14,980	19,136
Long-term service contracts and purchase obligations	23,089	8,541	12,148	2,400	—

Total	$1,634,165	$18,098	$890,451	$167,380	$558,236

Off-Balance Sheet Arrangements

As discussed in the Activities of Subsidiaries section of Item 1. Business, BankUnited operates wholly-owned trust subsidiaries formed for the purpose of issuing trust preferred securities and investing the proceeds from the sale thereof solely in junior subordinated debentures issued by BankUnited. In accordance with Generally Accepted Accounting Pronouncements, BankUnited does not consolidate a number of these trust subsidiaries. See the Borrowings section contained herein MD&A, and notes (1) Summary of Significant Accounting Policies (FIN46 and FIN46R), and (9) Borrowings to the Notes to Consolidated Financial Statements for more information on these arrangements.

See note (15) Commitments and Contingencies to the Notes to Consolidated Financial Statements for a discussion of commitments entered into by BankUnited which may require capital resources. BankUnited expects to have sufficient capital resources to satisfy its commitments.

Restrictions on Transfers

The amount of dividends that the Bank can pay to BankUnited Financial Corporation could be restricted if the Bank were to be considered by the OTS as an undercapitalized institution. As of September 30, 2005, the Bank was a well-capitalized institution under the OTS definition as adopted. See Regulatory Capital Requirements in the Regulation section of Item 1. Business, and note (11) Regulatory Capital to the Notes to Consolidated Financial Statements for more information on regulatory capital requirements. These restrictions have not had, nor are they expected to have, an impact on BankUnited’s ability to meet its cash obligations.

Discussion of Financial Condition Changes

The following is a discussion of material changes from September 30, 2004 to September 30, 2005 in the Consolidated Statement of Financial Condition:

Assets

Investments available for sale. Investments available for sale decreased by $44 million, or 13.2%, from $334 million at September 30, 2004 to $290 million at September 30, 2005. This decrease is predominantly the result of sales of $120 million, and a downward adjustment to market values of $9.7 million, offset by purchases of $87 million.

Mortgage-backed securities available for sale. Mortgage-backed securities available for sale were $1.6 billion as of September 30, 2005, which is a net decrease of $442 million compared to the prior year. During fiscal 2005, BankUnited securitized loans resulting in $502 million of mortgage-backed securities, and acquired $177 million of FNMA and FHLMC securities from an exchange of loans. BankUnited sold $483 million of securities, including $224 million resulting from BankUnited’s securitization, and received payments of $616 million on mortgage-backed securities during the fiscal year. In addition, BankUnited reduced the carrying value of its mortgage-backed securities by $15.9 million and $7.4 million due to market value adjustments and premium amortization, respectively, from the prior year-end.

The following table sets forth additional information regarding BankUnited’s investments and mortgage-backed securities available for sale as of the dates indicated. Investments and mortgage-backed securities available for sale are carried by BankUnited at fair value on the financial statements.

	As of September 30
	2005	2004	2003
	(Dollars in thousands)
U.S. Government sponsored entity debt securities	$71,434	$52,577	$53,694
Mortgage-backed securities (1)	1,626,005	2,068,180	2,064,981
Other (2)	218,498	281,362	242,983

Total investment securities	$1,915,937	$2,402,119	$2,361,658

Weighted average yield	4.35%	4.05%	4.65%

(1)	Included in mortgage-backed securities as of September 30, 2005, 2004 and 2003, are $339 million, $472 million, and $490 million, respectively, of securities issued by FNMA and FHLMC.
(2)	Includes trust preferred securities of other issuers, preferred stock of FHLMC and FNMA, mutual funds, and bonds.

As of September 30, 2005 the only investments outstanding from a single issuer that represented greater than ten percent of BankUnited’s stockholders equity, were issued by BankUnited Trust 2005-1 which are carried at a fair value of $279.1 million. BankUnited Trust 2005-1 is a trust established by a third party for the purpose of issuing securities arising form the securitization of one-to-four family residential mortgage loans originated by BankUnited. BankUnited Trust 2005-1 is not controlled by, or affiliated with BankUnited or any of its subsidiaries.

The following table sets forth information regarding the maturities of BankUnited’s investments and mortgage-backed securities available for sale as of September 30, 2005:

	As of September 30, 2005	Periods to Maturity from September 30, 2005(1)
		Within 1 Year	1 Through 5 Years	5 Through 10 Years	Over 10 Years	Equity Securities
	(Dollars in thousands)
U.S. Government sponsored entity debt securities	$71,434	$1,968	$69,466	$—	$—	$—
Mortgage-backed securities (1)	1,626,005	450,045	1,011,447	135,181	29,332	—
Other (2)	218,498	14,001	85,126	60	26,674	92,638

Total	$1,915,937	$466,014	$1,166,039	$135,241	$56,006	$92,638

Weighted average yield(3)	4.35%	4.39%	4.25%	4.91%	3.48%	n/a

(1)	Maturities on mortgage-backed securities have been adjusted for anticipated pre-payments. See Gap Table in Item 7A. Quantitative and Qualitative Disclosure About Market Risk.
(2)	Includes trust preferred securities of other issuers, preferred stock of FHLMC and FNMA, mutual funds, and bonds.
(3)	Yields on tax exempt investments have not been computed on a tax equivalent basis.

Based on the internal model used by BankUnited, estimated average duration of the mortgage-backed securities portfolio as of September 30, 2005 was 1.95 years. This duration is extended to 2.20 years in a hypothetical scenario which adds 100 basis points to market interest rates. The model used by BankUnited is based on assumptions, which may often differ from their eventual outcome.

For additional information regarding BankUnited’s investments and mortgage-backed securities, see note (3) Investments and Mortgage-backed Securities Available for Sale to the Notes to Consolidated Financial Statements.

Loans. Loans receivable, net (including loans held for sale) increased by approximately $2.3 billion, or 39.7% from $5.8 billion at September 30, 2004 to $8.0 billion at September 30, 2005. This increase represents the majority of the growth in BankUnited’s assets during fiscal 2005. BankUnited funded $6.2 billion in loans during fiscal 2005, which was offset by repayments of $3.0 billion, securitizations of $507.7 million, sales of $212.9 million, an exchange of loans for mortgage-backed securities of $177.5 million, a transfer to real estate owned of $4.1 million, a provision of $3.8 million and amortization of fees of unearned discounts, premiums and deferred fees $24.2 million. The majority of the growth in loans was in one-to- four family residential, which increased by $1.9 billion. Commercial real estate, including multi-family, construction, and land loans increased by $179.1 million, or 29.9% to reach $778.9 million as of September 30, 2005. Home equity loans and lines of credit increased by $107.5 million, or 71.5% to reach $257.8 million as of September 30, 2005, compared to $150.3 million at the end of fiscal 2004.

The majority of the growth in portfolio loans has been centered in BankUnited’s one-month MTA loans, which adjusts interest rates on a monthly basis but maintains a fixed minimum payment for a year and limits annual minimum payment increases. For more information on BankUnited’s one-month MTA loans. See Lending Activities in Item 1. Business for more information on BankUnited’s one-month MTA product.

The following table sets forth certain information with respect to the composition of BankUnited’s loan portfolio, by collateral type, as of the dates indicated.

	As of September 30,
	2005		2004		2003		2002		2001
	Amount	Percent(1)	Amount	Percent(1)	Amount	Percent(1)	Amount	Percent(1)	Amount	Percent(1)
	(Dollars in thousands)
Real estate loans:
One-to-four family residential:
Residential mortgages	$5,999,713	74.7%	$4,058,858	70.9%	$2,653,515	67.4%	$2,779,323	74.8%	$2,858,818	81.7%
Specialty consumer mortgages	678,609	8.5%	688,711	12.0%	613,287	15.5%	316,989	8.6%	89,472	2.6%
Total one-to-four family residential	6,678,322	83.2%	4,747,569	82.9%	3,266,802	82.9%	3,096,312	83.4%	2,948,290	84.3%
Home equity loans and lines of credit	257,789	3.2%	150,323	2.6%	95,273	2.5%	78,916	2.1%	59,002	1.7%
Multi-family	111,444	1.4%	51,104	0.9%	32,583	0.8%	25,456	0.7%	20,619	0.6%
Commercial real estate	344,503	4.3%	267,127	4.7%	196,237	5.0%	183,311	4.9%	158,451	4.5%
Construction	87,113	1.1%	187,518	3.3%	132,778	3.4%	98,697	2.7%	114,790	3.3%
Land	235,829	2.9%	94,006	1.6%	27,569	0.7%	27,636	0.7%	33,620	1.0%
Total real estate loans	7,715,000	96.1%	5,497,647	96.0%	3,751,242	95.3%	3,510,328	94.5%	3,334,772	95.4%
Commercial	199,344	2.5%	167,786	2.9%	152,663	3.9%	168,679	4.5%	132,438	3.8%
Consumer	19,415	0.2%	19,454	0.3%	21,172	0.5%	24,202	0.7%	25,696	0.7%
Total loans held in portfolio	7,933,759	98.8%	5,684,887	99.2%	3,925,077	99.7%	3,703,209	99.7%	3,492,906	99.9%
Unearned deferred loan costs, premiums and discounts	119,588	1.5%	65,992	1.2%	36,806	0.9%	30,449	0.8%	22,642	0.6%
Allowance for loan losses	(25,755)	(0.3)%	(24,079)	(0.4)%	(22,295)	(0.6)%	(20,293)	(0.5)%	(15,940)	(0.5)%
Total Loans held in portfolio, net	$8,027,592	100.0%	$5,726,800	100.0%	$3,939,588	100.0%	$3,713,365	100.0%	$3,499,608	100.0%

(1)	Percent is calculated using loans held in portfolio, net in the denominator.

As of September 30, 2005 approximately $7.7 billion, or 96% of loans before net items, were secured by real property. Loans secured by properties in Florida were $5.9 billion, or 77% of all secured loans as of September 30, 2005, compared to $4.6 billion, or 84% as of September 30, 2004. Due to this concentration, regional economic circumstances in Florida could affect the level of BankUnited’s non-performing loans. As of September 30, 2005, no other state represented more than 5.5% of BankUnited’s loan portfolio secured by real estate. At September 30, 2005 and 2004, approximately $1.4 billion, or 18%, and $1.2 billion, or 21%, respectively, of BankUnited’s loan portfolio were first mortgage loans to non-resident aliens, all of which are secured by domestic property. The majority of these loans were secured by single-family residences located in Florida. Loans to non-resident aliens may involve a greater degree of risk than conforming single-family residential mortgage loans. The ability to obtain access to the borrower is more limited for non-resident aliens, as is the ability to attach or verify assets located in foreign countries. BankUnited has attempted to minimize these risks through its underwriting standards for such loans, including generally requiring more conservative loan-to-value ratios and qualification based on verifiable assets located in the United States. Unearned deferred origination costs and premium paid to brokers for loan origination have risen from 0.6% of net portfolio loans at September 30, 2001 to 1.5% at September 30, 2005. The relative increase in this amount is primarily due to higher premiums paid to brokers in the loan origination process. See Risk Factors for the effect of loan prepayments on the amortization of these costs.

The following table sets forth, as of September 30, 2005, the amount of portfolio loans including unearned deferred loan costs, premiums and discounts; and excluding allowance for loan losses by category and anticipated principal repayments. These anticipated repayments are based on contractual maturities adjusted for an estimated rate of prepayments based on historical trends, current interest rates, types of loans and refinance patterns.

		Anticipated Repayments
	Outstanding at September 30, 2005	One Year or Less	After One Year through Five Years	After Five Years
	(Dollars in thousands)
Real estate loans:
One-to-four family residential	$6,795,125	$2,351,998	$3,550,187	$892,940
Home equity loans and lines of credit	257,789	37,795	103,671	116,323
Multi-family	111,444	2,377	81,567	27,500
Commercial real estate	342,685	26,308	144,748	171,629
Construction	87,113	48,342	38,729	42
Land	235,829	115,801	118,908	1,120

Total real estate loans	7,829,985	2,582,621	4,037,810	1,209,554
Commercial	200,776	103,522	92,691	4,563
Consumer	22,586	8,801	9,437	4,348

Total portfolio loans including unearned loan costs, premiums and discounts	$8,053,347	$2,694,944	$4,139,938	$1,218,465

FHLB stock and other earning assets. FHLB stock and other earning assets increased by $34 million or 22% from $156 million at September 30, 2004 to $190 million at September 30, 2005 from net purchases of FHLB stock, which is required to be purchased in proportion to advances received from the FHLB.

Mortgage servicing rights. Mortgage servicing rights increased by $6.7 million during fiscal 2005 from $15.4 million as of September 30, 2004, to $22.1 million as of September 30, 2005. This increase is primarily due to the securitization of loans during the fourth quarter of fiscal 2005 at which time BankUnited recognized approximately $7.0 million in new servicing rights. Other loan sales during fiscal 2005 resulted in the recognition of $3.5 million of new servicing rights, offset by $3.7 million of amortization.

Bank-owned life insurance. Bank-owned life insurance increased by $24.2 million since the end of fiscal 2004 to reach $112.4 million as of September 30, 2005. The increase is due from purchases of $20 million and an increase in the cash surrender value of $4.2 million. Bank-owned life insurance aids in offsetting the projected cost of the Bank’s benefit plans for all employees.

Liabilities

BankUnited has relied on growth in time deposits and FHLB advances to support its loan growth during fiscal 2005.

Deposits. Deposits increased by $1.2 billion, or 34.2%, from $3.5 billion at September 30, 2004 to $4.7 billion at September 30, 2005. Non-interest bearing deposits were $372 million at September 30, 2005, up 50% from September 30, 2004. During fiscal 2005, core deposits grew to $1.9 billion, up 16.7% from the end of fiscal 2004. Core deposits, which include checking, savings and money market accounts, comprised 41% of total deposits as of September 30, 2005, down from 47% as of September 30, 2004. In anticipation of rising interest rates, BankUnited increased its time deposits by $930 million, or 49.7% during fiscal 2005 to $2.8 billion as of September 30, 2005, compared to $1.9 billion as of September 30, 2004. As of September 30, 2005 and 2004, time deposits, as a percentage of total deposits were 59% and 53%, respectively.

FHLB advances. FHLB advances increased by $705 million, or 22.6%, from $3.1 billion at September 30, 2004 to $3.8 billion at September 30, 2005. During the second half of fiscal 2005, BankUnited extinguished $530 million of long-term FHLB advances resulting in an after tax charge to earnings of $24.2 million.

Asset Quality

At September 30, 2005, non-performing assets totaled $8.9 million, as compared to $18 million at September 30, 2004 and $42 million at September 30, 2003. Expressed as a percentage of total assets, non-performing assets stood at 0.08% as of September 30, 2005 as compared to 0.20% as of September 30, 2004 and 0.59% as of September 30, 2003. Non-performing assets are composed of non-performing loans and real estate acquired through foreclosure (“REO”). The level of non-performing assets as a percentage of total assets has been very low and may not be sustainable in the future, particularly if economic conditions change.

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

The following table sets forth information concerning BankUnited’s non-performing assets for the periods indicated:

	September 30,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Non-accrual loans(1)	$8,391	$15,523	$37,080	$27,664	$27,429
Restructured loans(2)	—	367	306	315	1,034
Accruing loans more than 90 days past due as to interest or principal	—	2	276	—	—

Total non-performing loans	8,391	15,892	37,662	27,979	28,463
Non-accrual tax certificates	—	69	334	696	1,264
Real estate owned (3)	542	1,611	4,290	3,003	1,832

Total non-performing assets	$8,933	$17,572	$42,286	$31,678	$31,559
Allowance for losses on tax certificates	$—	$65	$355	$771	$934
Allowance for loan losses	25,755	24,079	22,295	20,293	15,940

Total allowance	$25,755	$24,144	$22,650	$21,064	$16,874

Non-performing assets as a percentage of total assets	0.08%	0.20%	0.59%	0.53%	0.60%
Non-performing loans as a percentage of total loans(4)	0.10%	0.27%	0.89%	0.70%	0.76%
Allowance for loan losses as a percentage of total loans(4)	0.32%	0.42%	0.52%	0.51%	0.42%
Allowance for loan losses as a percentage of non-performing loans	306.94%	151.52%	59.20%	72.53%	56.00%
Net charge-offs as a percentage of average total loans	0.03%	0.05%	0.08%	0.12%	0.11%

(1)	Gross interest income that would have been recorded on non-accrual loans had they been current in accordance with original terms was $373 thousand for the year ended September 30, 2005. The amount of interest income on such non-accrual loans included in net income for the year ended September 30, 2005, was $219 thousand.
(2)	All restructured loans were accruing.
(3)	BankUnited is not aware of any significant liability related to REO or loans that may be foreclosed.
(4)	Based on balances prior to deductions for allowance for loan losses.

The following table sets forth information regarding BankUnited’s allowance for loan losses for the years ended September 30, as indicated:

	2005	2004	2003	2002	2001
	(In thousands)
Allowance for loan losses (balance at beginning of period)	$24,079	$22,295	$20,293	$15,940	$13,032
Provision for loan losses	3,800	5,025	5,425	9,200	7,100
Loans charged off:
One-to-four family residential mortgages	(972)	(360)	(654)	(443)	(371)
Home equity loans and lines of credit	(572)	(11)	(80)	(89)	—
Commercial real estate	—	(298)	(469)	(886)	—
Commercial	(1,527)	(2,381)	(2,205)	(3,507)	(3,726)
Consumer	(118)	(60)	(145)	(219)	(160)

Total loans charged off	(3,189)	(3,110)	(3,553)	(5,144)	(4,257)

(Table continued on next page)

	2005	2004	2003	2002	2001
	(In thousands)
Recoveries:
One-to-four family residential	—	192	—	5	5
Home equity loans and line of credit	43	3	2	1	—
Commercial real estate	298	—	—	71	—
Commercial	705	227	107	205	46
Consumer	19	46	21	15	14

Total recoveries	1,065	468	130	297	65

Reclassification of letter of credit reserve to other liabilities	—	(599)	—	—	—
Allowance for loan losses (balance at end of period)	$25,755	$24,079	$22,295	$20,293	$15,940

The following table sets forth the allocation of the general allowance for loan losses by category of loans held in portfolio for the periods indicated.

	September 30,
	2005		2004		2003
	Amount	% of Loans in Each Category to Total Loans Before Net Items(1)	Amount	% of Loans in Each Category to Total Loans Before Net Items(1)	Amount	% of Loans in Each Category to Total Loans Before Net Items(1)
	(Dollars in thousands)
Balance at end of period applicable to:
One-to-four family residential	$6,356	84.2%	$4,889	83.5%	$3,807	83.2%

Home equity loans and lines of credit	2,909	3.3	2,608	2.6	1,845	2.5
Multi-family residential	891	1.4	409	0.9	358	0.8
Commercial real estate	3,076	4.3	2,706	4.7	4,166	5.0
Construction	697	1.1	1,500	3.3	1,461	3.4
Land	1,886	3.0	752	1.7	303	0.7
Commercial	7,161	2.5	7,140	3.0	8,128	3.9
Consumer	843	0.2	331	0.3	570	0.5
Unallocated	1,936	N/A	3,744	N/A	1,657	N/A

Total allowance for loan losses	$25,755	100.0%	$24,079	100.0%	$22,295	100.0%

	September 30,
	2002		2001
	Amount	% of Loans in Each Category to Total Loans Before Net Items(1)	Amount	% of Loans in Each Category to Total Loans Before Net Items
	(Dollars in thousands)
Balance at end of period applicable to:
One-to-four family residential	$4,096	83.6%	$3,616	84.4%

Home equity loans and lines of credit	1,823	2.1	990	1.7
Multi-family residential	281	0.7	270	0.6
Commercial real estate	3,834	4.9	3,131	4.5
Construction	1,007	2.7	1,377	3.3
Land	746	0.7	867	1.0
Commercial	5,420	4.6	5,298	3.8
Consumer	271	0.7	361	0.7
Unallocated	2,815	N/A	30	N/A

Total allowance for loan losses	$20,293	100.0%	$15,940	100.0%

(1)	Excluding loans held for sale.

Management believes that the allowance for loan losses of $25.8 million as of September 30, 2005 was adequate given the strength of BankUnited’s collateral position and the attention given to loan review and classifications. There can be no assurance that additional provisions for loan losses will not be required in future periods.

For more information on BankUnited’s Allowance for Loan Losses, see note (1) Summary of Significant Accounting Policies (e) Allowance for Loan Losses and note (4) Loans Held in Portfolio to the Notes to Consolidated Financial Statements.

Comparison of Operating Results for the Fiscal Years Ended September 30, 2005 and 2004

General

Net income was $27.5 million for the year ended September 30, 2005, a decrease of $23.2 million, or 45.8% compared to 2004. Basic and diluted earnings per share were $0.90 and $0.85, respectively, down from $1.69 and $1.58 for fiscal 2004. Earnings for fiscal 2005 include the impact from the early extinguishment of FHLB advances during the year, which decreased after-tax net income by $24.2 million. The overall net decrease for 2005 of $23.2 million is comprised of an increase in net interest income before provision for loan losses of $19.8 million, a decrease in the provision for loan losses of $1.2 million, an increase in non-interest income of $2.2 million, an increase in non-interest expense of $59.2 million, and a decrease in the tax provision of $12.8 million.

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

	For the Year Ended September 30,
	2005			2004			2003
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	$6,966,539	$345,005	4.95%	$4,793,189	$231,524	4.83%	$4,081,637	$232,160	5.69%
Mortgage-backed securities	1,696,874	64,265	3.79%	2,180,079	80,856	3.71%	1,713,530	67,934	3.96%
Short-term investments (2)	21,574	1,082	5.01%	16,783	428	2.55%	17,157	445	2.59%
Investment securities and FHLB stock	481,839	21,018	4.36%	456,994	19,293	4.22%	327,145	14,853	4.54%
Total interest-earning assets	9,166,826	431,370	4.71%	7,447,045	332,101	4.46%	6,139,469	315,392	5.14%
Interest-bearing liabilities:
Transaction and money market	391,271	5,482	1.40%	376,754	4,109	1.09%	410,512	5,391	1.31%
Savings	960,850	21,096	2.20%	969,819	16,475	1.70%	769,335	14,211	1.85%
Certificates of deposit	2,326,411	71,735	3.08%	1,789,997	51,344	2.87%	1,751,039	62,957	3.60%
Trust preferred securities and subordinated debentures (3)	190,753	12,942	6.78%	164,994	8,255	5.00%	245,505	17,406	7.09%
Senior notes (4)	120,000	4,278	3.57%	138,579	6,790	4.90%	200,000	11,204	5.60%
FHLB advances and other borrowings (3)	4,547,922	152,878	3.36%	3,469,613	101,930	2.94%	2,381,733	87,679	3.68%
Total interest-bearing liabilities	$8,537,207	$268,411	3.14%	$6,909,756	$188,903	2.73%	$5,758,124	$198,848	3.45%
Excess of interest-earning assets over interest-bearing liabilities	$629,619			$537,289			$381,345
Net interest income		$162,959			143,198			$116,544
Interest rate spread			1.57%			1.73%			1.68%
Effect of non-interest bearing sources			0.21%			0.19%			0.22%
Net interest margin			1.78%			1.92%			1.90%
Ratio of interest-earning assets to interest-bearing liabilities	107.37%			107.78%			103.92%

Note:	The yields and rates along with the corresponding interest rate spread and net interest margin represent the yields earned and rates paid on BankUnited’s interest-earning assets and interest-bearing liabilities, respectively, for the periods presented, and do not include any estimates of the effect accelerated amortization of premiums, loan costs, and discount would have on the yields earned. The yields are not calculated on a tax equivalent basis.

(1)	Includes average balances of loans held for sale of $18.5 million, $118.7 million and $256.9 million for the years ended September 30, 2005, 2004 and 2003, respectively. Interest income arising from loans held for sale is included in interest on loans and fees in BankUnited’s consolidated statement of operations as well as BankUnited’s calculations of interest rate spread and net interest margin. Also includes average balances of non-accruing loans of $14.4 million, $22.2 million and $37.5 million for the years ended September 30, 2005, 2004 and 2003, respectively. Prepayment fees collected by BankUnited from borrowers in the amount of $1.7 million and $1.1 million for the years ended September 30, 2004 and 2003; previously reported in non-interest income, have been reclassified into interest income.
(2)	Short-term investments include FHLB overnight deposits, federal funds sold, securities purchased under agreements to resell, and certificates of deposit.
(3)	Average balances include adjustments related to fair value hedges with interest rate swaps and caps. For more information see note (10) Accounting for Derivatives and Hedging Activities to Notes to Consolidated Financial Statements.
(4)	Includes convertible senior notes issued in February and March of 2004, and senior notes outstanding up until February 2004, which matured at that time. Rates on these instruments differ from contractual terms due to the amortization of deferred cost.

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

	Year Ended September 30, 2005 v 2004			Year Ended September 30, 2004 v 2003
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Changes in Volume	Changes in Rate	Total Increase (Decrease)	Changes in Volume	Changes in Rate	Total Increase (Decrease)
	(Dollars in thousands)
Interest income attributable to:
Loans receivable, net(1)	$104,973	$8,508	$113,481	$40,472	$(41,108)	$(636)
Mortgage-backed securities	(17,927)	1,336	(16,591)	18,497	(5,575)	12,922
Short-term investments(2)	122	532	654	(10)	(7)	(17)
Investment securities and FHLB stock	1,048	677	1,725	5,895	(1,455)	4,440

Total interest-earning assets	88,216	11,053	99,269	64,854	(48,145)	16,709

Interest expense attributable to:
Transaction and money market	$158	$1,215	$1,373	(443)	(839)	(1,282)
Savings	(152)	4,773	4,621	3,703	(1,439)	2,264
Certificates of deposit	15,395	4,996	20,391	1,401	(13,014)	(11,613)
Trust preferred securities and subordinated debentures(3)	1,288	3,399	4,687	(5,708)	(3,443)	(9,151)
Senior notes(4)	(910)	(1,602)	(2,512)	(3,441)	(973)	(4,414)
FHLB advances and other borrowings(3)	31,702	19,246	50,948	40,048	(25,797)	14,251

Total interest-bearing liabilities	47,481	32,027	79,508	35,560	(45,505)	(9,945)

Increase (decrease) in net interest income	$40,735	$(20,974)	$19,761	$29,294	$(2,640)	$26,654

(1)	Includes interest earned on loans held for sale.
(2)	Short term investments include FHLB overnight deposits, federal funds sold, securities purchased under agreements to resell, and certificates of deposit.
(3)	Includes the effect of interest rate swaps and caps. See Note (10 Accounting for Derivatives and Hedging Activities to Notes to Consolidated Financial Statements.
(4)	Includes interest expense on convertible senior notes issued in February and March 2004, and interest expense on senior notes outstanding up until February 2004, which matured at that time.

Interest Income. Total interest income increased by $99.3 million, for the year ended September 30, 2005, compared to the same period in 2004. This improvement was generated mostly by an increase of $2.2 billion in average portfolio loans outstanding during fiscal 2005 compared to 2004 increasing interest income by $105.0 million. Yields earned on loans increased by 12 basis points year over year which also increased interest income by $8.5 million. The increase in interest income earned on loans also reflects a $3.0 million increase in prepayment fees earned upon prepayment of mortgage loans by borrowers during the year compared to 2004, which were previously reported in non-interest income and reclassified into interest income. These increases in interest income due from loans were offset by a reduction in the average balances of mortgage-backed securities of $483 million which reduced interest income by $17.9 million. In the fourth quarter of BankUnited’s fiscal year 2005, the FHLB of Atlanta reduced its rate of dividend payout. This reduction affected the yield of BankUnited’s investment in FHLB stock. The amount of FHLB stock required to be held by the Bank at any point, is a function of BankUnited’s outstanding FHLB advances. To the extent that the FHLB reduces its dividend on the stock, it will indirectly increase BankUnited’s effective cost of borrowing through the FHLB.

Interest Expense. Interest expense increased by $79.5 million for the year ended September 30, 2005, compared to the prior year. The greatest effect on net interest margin arose from an increase of $50.9 million in interest paid on FHLB advances and other borrowings. FHLB advances and other borrowings represent 49.0% of total liabilities. There was an increase in the average balances of FHLB advances and other borrowings of $1.1 billion resulting in additional interest expense of $31.7 million. In addition, the increase in the rates paid on these borrowings went up by 42 basis points resulting in $19.2 million of additional interest expense. During the second half of fiscal 2005, BankUnited repositioned its balance sheet by prepaying $530 million of FHLB advances, and settled related swaps. BankUnited anticipates a relative reduction in its costs of borrowings as a result of this repositioning.

The second largest increase in interest expense of $20.4 million stemmed from the cost of certificates of deposit. Additional volumes of these deposits of $536 million for the year ended September 30, 2005 compared to 2004 increased interest expense by $15.4 million. An increase in the rates paid on certificates of deposits of 21 basis points increased interest expense by $5.0 million.

In February 2004, $200 million in senior notes were repaid. BankUnited issued $120 million of convertible senior notes during the same quarter of that year. The interest rate on senior debt declined from 4.90% for the year ended September 30, 2004 to 3.57% for the same period in 2005. As a result, the combined volume and rate changes reduced senior note expense by $2.5 million.

The remaining increases resulted mostly from higher rates paid on core deposits, and trust preferred securities and subordinated debentures, which resulted in $9.4 million of additional interest expense.

The net interest margin decreased for the year ended September 30, 2005 to 1.78%, down from 1.92% for the same period in 2004. This decrease resulted primarily from the lagging effect on the re-pricing of BankUnited’s adjustable rate mortgage loans and the rapid repricing of FHLB advances as short-term interest rates and funding costs increased during the comparable periods. Approximately 51.5% of BankUnited’s total loan portfolio as of September 30, 2005 consisted of adjustable rate mortgages indexed to the MTA. This index currently lags increases in short-term interest rates. Loan repayments during fiscal 2005, including prepayments, resulted in amortization of premiums, loan fees and discounts of $24.2 million, offset by prepayment fees of $4.8 million collected on those loans during fiscal 2005. Loan repayments during fiscal 2004, including prepayments, resulted in amortization of premiums, loan fees and discounts of $14.1 million, offset by prepayment fees collected of $1.7 million.

Provision for Loan Losses

BankUnited records provisions for loan losses as a charge to income in amounts necessary to adjust the allowance for loan losses as determined by management through its review of asset quality. The provision for loan losses of $3.8 million for fiscal 2005 represents a decrease compared to $5.0 million for 2004 which reflects an overall improvement in asset quality. Net charge-offs for fiscal 2005 were $2.1 million compared to $2.6 million for 2004. See Asset Quality for information on BankUnited’s allowance for loan losses.

Non-interest Income

The following table provides a comparison for each of the categories of non-interest income for the years September 30, 2005 and 2004.

	For the Years Ended September 30,
	2005	2004	Change
	(Dollars in thousands)
Non-interest income:
Loan servicing fees	$3,357	$3,110	$247	7.9%
Amortization of mortgage servicing rights	(3,673)	(4,322)	649	15.0
Impairment of mortgage servicing rights	(130)	(1,200)	1,070	89.2
Loan fees	2,506	2,540	(34)	(1.3)
Deposit fees	4,422	4,278	144	3.4
Other fees	2,266	1,920	346	18.0
Net gain (loss) on sale of investments and mortgage-backed securities	2,794	(1,902)	4.696	246.9
Net gain on sale of loans and other assets	3,318	6,859	(3,541)	(51.6)
Insurance and investment services income	4,262	4,295	(33)	(0.8)
Settlement of swap related to extinguishment of debt	(1,369)	—	(1,369)	NM
Other	4,858	4,785	73	1.5

Total non-interest income	$22,611	$20,363	$2,248	11.0%

BankUnited’s portfolio of loans serviced for others grew to $1.7 billion as of September 30, 2005 compared to $1.3 billion as of September 30, 2004. This growth contributed to the increase in servicing fees for fiscal 2005. BankUnited adjusts the rate of amortization of its mortgage servicing rights as the level of mortgage repayments change. Although prepayments during fiscal 2005 were relatively less than they were during fiscal 2004, they continued at high levels resulting in amortization of $3.7 million of servicing rights for the year compared to $4.3 million in fiscal 2004. In addition to adjustments made to the rate of amortization, BankUnited may make additional adjustments to the carrying value of its mortgage servicing rights through impairment charges based upon quarterly valuations received from independent third parties. BankUnited recorded $130 thousand in impairment charges during fiscal 2005 compared to $1.2 million during fiscal 2004.

Fee income, including fees on loans and deposits, but excluding loan servicing fees, increased by $0.5 million for fiscal 2005, reaching $9.2 million, compared to $8.7 million for 2004.

BankUnited realized a net gain of $2.8 million on the sale of investments and mortgage-backed securities during fiscal 2005 compared to a loss of $1.9 million for fiscal 2004. Approximately $2.6 million of the increase relates to investment securities and $2.1 relates to mortgage-backed securities.

The reduction in gains on the sale of loans and other assets to $3.3 million for fiscal 2005 compared to $6.9 million for 2004 reflects the reduction in demand for conforming products sold to FNMA and FHLMC which generated the majority of these gains in 2004.

Upon the extinguishment of certain long-term FHLB debt during fiscal 2005, BankUnited settled a swap that was being used to hedge that debt, resulting in a charge to non-interest income of approximately $1.4 million.

Non-Interest Expense

The following table provides a comparison for each of the categories of non-interest expense for the years ended September 30, 2005 and 2004:

	For the Years Ended September 30,
	2005	2004	Change
	(Dollars in thousands)
Non-interest expenses:
Employee compensation and benefits	$51,817	$43,773	$8,044	18.4%
Occupancy and equipment	24,379	17,399	6,980	40.1
Telecommunications and data processing	7,030	5,726	1,304	22.8
Professional fees	6,796	3,892	2,904	74.6
Advertising and promotion expense	5,579	5,288	291	5.5
Extinguishment of debt	35,814	—	35,814	NM
Other operating expenses	12,440	8,595	3,845	44.7

Total non-interest expenses	$143,855	$84,673	$59,182	69.9%

The largest component of the $59.2 million overall increase in non-interest expense was due to a $35.8 million charge taken by BankUnited for prepaying FHLB debt, which was done to reduce future costs of its borrowings. Increases in employee compensation, occupancy and equipment, and telecommunications and data processing, of $8.0 million, 7.0 million, and 1.3 million, respectively, reflect the continuing investment in personnel and infrastructure to enhance our distribution network and improve service capacity. Given the anticipated growth in the number of branches during 2006, these expenses are expected to continue to increase in fiscal 2006. Professional fees increased by $2.9 million to $6.8 million. Approximately $1.2 million of this increase is due to external cost incurred during the first year of compliance with Section 404 of the Sarbanes-Oxley Act. Expenses related to compliance with Section 404 for fiscal 2006 are expected to be lower due to efficiencies and less reliance placed on consultants.

Provision for Income Taxes

BankUnited’s overall effective tax rates for fiscal 2005 and 2004 are below the federal tax rate of 35.0 % as a result of tax savings strategies. The effective income tax rate was 27.4% for fiscal 2005 compared to 31.3% for 2004. The reduction in rate between fiscal 2005 and 2004 resulted from the impact of FHLB debt extinguishment transactions which reduced taxable income while the amount of non-taxable income increased during the fiscal 2005. See Item 1. Business - Income Taxes, and notes (1) Summary of Significant Accounting Policies - (o) Income Taxes, and (14) Income Taxes to the Notes to Consolidated Financial Statements.

Comparison of Operating Results for the Fiscal Years Ended September 30, 2004 and 2003

General

Net income reached $50.7 million for the year ended September 30, 2004, an increase of $11.6 million, or 29.7% over 2003. Basic and diluted earnings per share were $1.69 and $1.58, respectively, up from $1.45 and $1.36 for fiscal 2003. Earnings per share for fiscal 2003 include the dilutive effect of 3,936,500 shares of Class A Common Stock issued in May 2003 in a secondary public offering. The net increase of $11.6 million for 2004 includes an increase in net interest income before provision for loan losses of $26.7 million, offset by a decrease in non-interest income of $8.4 million, and an increase in the provision for income of $6.6 million.

Net Interest Income (Refer to Yields Earned and Rates Paid and Rate/Volume Analysis tables in Comparison of Operating Results for the Fiscal Years Ended September 30, 2005 and 2004)

Net interest margin increased to 1.92% for the fiscal year ended September 30, 2004 compared to 1.90% for 2003. BankUnited benefited from an increase in the excess of interest earning assets over interest bearing liabilities during fiscal 2004 compared to 2003.

Net interest income before provision for loan losses was $143.2 million for the year ended September 30, 2004, a $26.7 million, or 22.9% increase over $116 ..5 million for the same period in 2003. The total net increase of $26.7 million is due to two overall factors: a net increase of $29.3 million due to changes in volume of average interest-earning assets and interest-bearing liabilities, and a net decrease of $2.6 million due to changes in yields earned on interest-earning assets and rates paid on interest-bearing liabilities (see the Rate/Volume Analysis table).

Interest Income. Interest income increased by $16.7 million for the year ended September 30, 2004, compared to the same period in 2003. This net increase is the result of increases of $64. 9 million due to changes in volume of interest earning assets, offset by decreases of $48.1 million due to changes in yield on those assets.

The volume related changes in interest income stem primarily from the increase in average loans, mortgage-backed securities, and investment securities and FHLB stock, which increased interest income by $40.4 million, $18.5 million, and $5.9 million, respectively, for the year ended September 30, 2004 compared to 2003.

The yield related changes in interest income stem mostly from the decrease in yield on loans of 86 basis points from 5.69% for the year ended September 30, 2003 to 4.83% for the same period in 2004. This drop in yield on loans reduced interest income by $41.1 million for the year ended September 30, 2004 compared to the prior year. Although BankUnited benefited from a decrease in prepayments during fiscal 2004 compared to 2003, these benefits were offset by higher amounts of unamortized premiums and deferred fees associated with these prepayments. Yields also dropped on mortgage-backed securities, and FHLB stock reducing interest income by $5.6 million and $1.5 million, respectively, for the year ended September 30, 2004 compared to the prior year.

Interest Expense. Interest expense decreased by $9.9 million for the year ended September 30, 2004, compared to the prior year. This net decrease is the result of increases of $35.6 million due to changes in volume, offset by decreases of $45.5 million due to an overall reduction in rates.

The majority of the volume related changes stem from the increase in average FHLB advances and repurchase agreements, which increased interest expense by $40.0 million. Interest expense was increased to lesser extent by $3.7 million, and $1.4 million respectively, from increases in volume of savings accounts, and certificates of deposit during fiscal 2004. Interest income was reduced during fiscal 2004 by $5.7 million and $3.4 million, respectively, from lower volumes of trust preferred securities and subordinated debentures, and medium term notes.

The rate related changes stem from the decrease in rates paid in the aggregate on all liabilities, from 3.45% for the year ended September 30, 2003 to 2.73% for 2004. The most significant improvement came from a drop in rates paid on FHLB advances and other borrowings, which changed from 3.68% for the year ended September 30, 2003 to 2.94% for 2004 despite the higher rate convertible advances of $675 million, with a weighted average coupon rate approaching 6.00%, which, due to their structure are expected to remain outstanding for another four to five years. This improvement of 74 basis points reduced the cost of funds by $25.8 million. The drop in rates paid on certificates of deposits of 73 basis points from 3.60% for the year ended September 30, 2003 to 2.87% for 2004 reduced the cost of funds by $13 million. Additional reductions in the cost of funds came from the drop in rates paid on savings accounts, trust preferred securities, and transaction and money market accounts, of 15 basis points, 209 basis points, and 22 basis points, respectively during year ended September 30, 2004 compared to 2003. The drop in rates paid on these interest-bearing liabilities reduced the cost of funds by $5.7 million in the aggregate for the year ended September 30, 2004 compared to 2003.

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

The following table provides a comparison for each of the categories of non-interest income for the years ended September 30, 2004 and 2003:

	For the Year Ended September 30,
	2004	2003	Change
	(Dollars in thousands)
Non-interest income:
Loan servicing fees	$3,110	$2,208	$902	40.9%
Amortization of mortgage servicing rights	(4,322)	(6,800)	2,478	36.4%
Impairment of mortgage servicing rights	(1,200)	—	(1,200)	NM
Loan fees	2,540	3,775	(1,235)	(32.7)%
Deposit fees	4,278	4,059	219	5.4%
Other fees	1,920	1,424	496	34.8%
Net (loss) gain on sale of investments and mortgage-backed securities	(1,902)	4,604	(6,506)	(141.3)%
Net gain on sale of loans and other assets	6,859	9,968	(3,109)	(31.2)%
Insurance and investment services income	4,295	2,695	1,600	59.4%
Settlement of swap related to extinguishment of debt	—	1,445	(1,445)	NM
Other	4,785	5,398	(613)	(11.4)%

Total non-interest income	$20,363	$28,776	$(8,413)	(29.2)%

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

BankUnited realized a net loss of $1.9 million on the sale of investments and mortgage-backed securities during fiscal 2004. This included a loss of $2.2 million from the sale of mortgage-backed securities and a gain of $0.3 million from the sale of investment securities.

Associated with the sale of loans to FNMA and FHLMC, in exchange the mortgage-backed securities, is a realized gain related to the recognition of mortgage servicing rights upon those sales in the amount of $6.6 million. These amounts are reflected in the net gain on sale of loans and represent most of the $6.9 million net gain on the sale of loans and other assets.

During fiscal 2004, BankUnited expanded the insurance investment product offerings and the sales force available to its customers. This expansion resulted in an increase in income generated from insurance and investment services of $1.6 million for fiscal 2004 compared to 2003.

Non-interest Expense

The following table provides a comparison for each of the categories of non-interest expense for the years ended September 30, 2004 and 2003:

	For the Year Ended September 30,
	2004	2003	Change
	(Dollars in thousands)
Non-interest expenses:
Employee compensation and benefits	$43,773	$40,390	$3,383	8.4%
Occupancy and equipment	17,399	12,606	4,793	38.0
Telecommunications and data processing	5,726	5,206	520	10.0
Advertising and promotion expense	5,288	4,290	998	23.3
Professional fees	3,892	4,610	(718)	(15.6)
Extinguishment of debt	—	6,859	(6,859)	NM
Other	8,595	10,263	(1,668)	(16.3)

Total non-interest expenses	$84,673	$84,224	$499	0.5%

Total non-interest expense increased by $0.5 million for year ended September 30, 2004, compared to 2003. Employee compensation and benefits increased by 8.4% during fiscal 2004 over 2003 reflecting BankUnited’s growth. Occupancy and equipment also increased by 38% during the same period as a result of growth in branches and support facilities. Also included in other operating expenses for 2003, was a $6.9 million charge related to the redemption of trust-preferred securities, no comparable activity occurred in 2004. Included in other operating expenses for 2004, is a gain of $0.9 million from fair value adjustments to certain derivatives compared to a loss of $0.6 million for 2003. See note (10) Accounting for Derivatives and Hedging Activities to the Notes to Consolidated Financial Statements.

Provision for Income Taxes

BankUnited’s overall effective tax rate for each period is below the federal tax rate of 35.0% as a result of tax savings strategies. The effective income tax rate was 31.3% for fiscal 2004 compared to 29.7% for 2003 as a result of an increase in the proportion of taxable income during fiscal 2004 relative to reductions from tax savings strategies. See Item 1. Business—Income Taxes, and notes (1) Summary of Significant Accounting Policies —(o) Income Taxes, and (14) Income Taxes to the Notes to Consolidated Financial Statements.

Related Party Transactions

See note (16) Related Party Transactions to the Notes to Consolidated Financial Statements.

Selected Quarterly Financial Data

Set forth below is selected quarterly data for the fiscal years ended September 30, 2005 and 2004.

	2005
	First Quarter	Second Quarter	Third Quarter(1)	Fourth Quarter
	(Dollars in thousands, except for per share data)
Net interest income	$38,877	$39,554	$38,765	$45,763
Provision for loan losses	1,150	1,050	800	800
Non-interest income	6,351	7,085	3,707	5,468
Non-interest expense	22,722	25,633	65,323	30,177

Income (loss) before taxes and preferred stock dividends	21,356	19,956	(23,651)	20,254
Income taxes	6,831	6,400	(8,842)	5,989

Net income (loss) before preferred stock dividends	14,525	13,556	(14,809)	14,265
Preferred stock dividends	103	104	112	112

Net income (loss) applicable to common stock	$14,422	$13,452	$(14,921)	$14,153

Basic earnings (loss) per share	$0.48	$0.45	$(0.50)	$0.47
Diluted earnings (loss) per share	$0.45	$0.42	$(0.50)	$0.44

High bid quoted on Nasdaq	32.95	32.28	28.03	28.83
Low bid quoted on Nasdaq	27.18	26.05	23.56	22.48

(1)	Third quarter results reflects an after-tax charge to earnings of $24.6 from the extinguishment of long-term FHLB advances.

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except for per share data)
Net interest income	$32,369	$35,295	$36,325	$39,209
Provision for loan losses	975	1,200	1,200	1,650
Non-interest income	4,772	4,778	5,973	4,840
Non-interest expense	19,113	21,202	22,561	21,797

Income before taxes, extraordinary item and Preferred stock dividends	17,053	17,671	18,537	20,602
Income taxes	5,503	5,633	5,497	6,508

Net income before preferred stock dividends	11,550	12,038	13,040	14,094
Preferred stock dividends	81	99	98	101

Net income applicable to common stock	11,469	11,939	12,942	13,993

Basic earnings per share	$0.39	$0.40	$0.43	$0.47
Diluted earnings per share	$0.36	$0.37	$0.41	$0.44
High bid quoted on Nasdaq	$26.53	$29.70	$29.42	$29.77
Low bid quoted on Nasdaq	$21.02	$24.82	$24.44	$25.15

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

The matching of the repricing characteristics of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring an institution’s interest rate sensitivity gap. An asset or liability is said to be interest rate sensitive within a specific time period if it will contractually mature or reprice, or if by management assumption, it is likely to be impacted by prepayments, run-off, early withdrawal, or other such forces which can impact the timing and amount of a given financial instrument’s cash flows. An interest rate sensitivity gap is the difference between the amount of interest-earning assets anticipated to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated to mature or reprice within that same period. A gap is considered to be positive when the amount of interest rate sensitive assets maturing or repricing within a specific time frame exceeds the amount of interest rate sensitive liabilities maturing or repricing within that same time frame. Conversely, a gap is considered to be negative when, within a given period of time, the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period where the general level of interest rates is rising, a bank with a negative gap over that period is likely to experience a decline in net interest income; while a bank with a positive gap will typically experience an increase in net interest income. Beginning in 2004, BankUnited shifted its lending activities towards adjustable rate mortgages, which primarily reprice monthly. BankUnited has funded this growth with liabilities that primarily reprice within six months or less.

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

Embedded Options. As of September 30, 2005, a substantial portion of BankUnited’s loans and mortgage-backed securities consist of mortgage loans that contain an embedded option allowing borrowers to repay all, or a portion of, their loan prior to maturity, frequently without penalty. The existence of this embedded prepayment option can adversely impact BankUnited’s financial performance. In general, fixed rate securities tend to exhibit an increase in market value when the level of interest rates falls, and they tend to exhibit a decrease in market value when the level of interest rates rises. Mortgage loans having embedded prepayment options, and the securities which contain them, tend to decrease in market value as interest rates rise. However increases in market value due to a decrease in interest rates are typically suppressed since in a lower rate environment borrowers are more likely to prepay, or refinance, their mortgage loans. Consequently, the adverse impact an investment in mortgage loans or mortgage securities may have on BankUnited’s market value of equity, should interest rates rise, may exceed the beneficial impact should interest rates fall by a like amount.

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

We recognize our deferred loan origination costs and premiums paid in originating these loans by adjusting our interest income over the contractual life of the individual loans. As prepayments occur, the rate at which net deferred loan origination costs and premiums are expensed accelerates.

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

BankUnited’s trust preferred securities may be redeemed at par plus accrued interest receivable after five years from the issuance date, except for securities issued by BankUnited Capital, which have a ten year call provision. See note (9) Borrowings to the Notes to Consolidated Financial Statements for further discussion of the trust preferred securities.

BankUnited borrows from the FHLB in the form of advances to fund operations. These advances have a variety of terms, rates and repayment provisions. Approximately $789 million of advances outstanding as of September 30, 2005 have been obtained through a convertible advances program. The FHLB convertible advance programs permit the FHLB to call an advance or to change the rate structure at the call date. Convertible advances generally fall under one of two programs, one with a single specified call date after which the rate changes to a floating rate and the other with a specified initial call date that resets every ninety days thereafter. Specific call features vary on each advance, including BankUnited’s ability to prepay the advance. The next call date on current advances ranges from three months to four years. If the FHLB elects to exercise their options under the convertible advance programs, BankUnited’s cost of funds may be affected adversely. The convertible advances outstanding as of September 30, 2005 of $789 million have a weighted average coupon rate of 3.75%.

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

As an illustration we have loans indexed to the MTA. The MTA Index is the twelve-month average of the monthly Treasury constant maturity rates as published in the Federal Reserve Statistical Release. Loans may be delayed in repricing to current interest rate levels during a period of rapidly rising interest rates while liabilities generally reprice to current market interest rates more rapidly.

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

The following table sets forth the re-pricing gap between interest-sensitive assets and interest-sensitive liabilities expected to mature or re-price within the same period of time. This gap analysis is a static view as of September 30, 2005. The analysis reflects assumptions made as to the prepayment of residential mortgage loans and mortgage-backed securities. Assumptions are also made as to the re-pricing period of deposits that have no stated maturity and are not contractually subject to re-pricing except as determined by BankUnited. Other interest-bearing assets and liabilities have been scheduled to re-price based on the earlier contractual re-pricing or final maturity date of the contract.

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

Gap Table. The following table sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2005, expected to reprice or mature in each of the future time periods shown. This table does not reflect the lagging effect on repricing of certain variable interest rate loans tied to the lagging indices.

	At September 30, 2005 Interest Sensitivity Period
	6 Months or Less	6 Months- 1 Year	13 Months- 24 Months	25 Months- 36 Months	37 Months- 60 Months	Over 60 Months	Total
	(Dollars in thousands)
Interest-earning assets:
FHLB overnight deposits, federal funds sold and securities purchased under agreements to resell, investments securities, and FHLB stock	$439,942	$2,000	$46,657	$25,000	$20,011	$123,546	$657,156
Mortgage-backed securities	$268,154	$181,265	$351,522	$380,527	$290,731	$153,806	$1,626,005
Loans:
Adjustable-rate mortgages	4,791,013	285,605	445,077	367,563	401,754	9,712	$6,300,724
Fixed-rate mortgages	50,115	34,237	65,393	65,082	128,621	400,980	$744,428
Commercial and consumer loans:
Adjustable-rate loans	438,254	14	26	330	—	—	$438,624
Fixed-rate loans	48,474	34,756	60,774	53,990	85,730	178,455	$462,179
Total loans	5,327,856	354,612	571,270	486,965	616,105	589,147	$7,945,955
Total interest-earning assets	6,035,952	537,877	969,449	892,492	926,847	866,499	$10,229,116
Interest-bearing liabilities:
Customer deposits:
Transaction and money market accounts(1)	42,369	42,372	84,745	84,745	92,233	36,353	$382,817
Savings accounts(1)	82,539	82,572	165,145	165,145	330,289	353,881	$1,179,571
Certificates of deposit	1,221,536	840,672	494,873	103,775	138,576	—	$2,799,432
Total customer deposits	1,346,444	965,616	744,763	353,665	561,098	390,234	$4,361,820
Borrowings:
FHLB advances:
Adjustable rate advances	700,000	—	—	—	—	—	$700,000
Fixed-rate advances	956,285	890,000	1,044,000	55,000	100,000	75,100	$3,120,385
Trust preferred securities and subordinated debentures:
Adjustable rate Trust preferred securities	157,156	—	—	—	—	—	$157,156
Fixed-rate Trust preferred securities		—	—	—	—	38,344	$38,344
Other borrowings:
Adjustable rate other borrowings	1,161,348	—	—	—	—	—	$1,161,348
Fixed-rate other borrowings	—	—	—	—	—	120,000	$120,000
Total borrowings	2,974,789	890,000	1,044,000	55,000	100,000	233,444	$5,297,233
Total interest-bearing liabilities	4,321,233	1,855,616	1,788,763	408,665	661,098	623,678	$9,659,053
Derivative instruments affecting interest rate sensitivity	62,000	—	(45,000)	—	—	23,000	$40,000
Total interest-earning assets less interest-bearing liabilities (“GAP”)	1,776,719	(1,317,739)	(864,314)	483,827	265,749	265,821	610,063
Ratio of GAP to total assets	16.7%	(12.4)%	(8.1)%	4.5%	2.5%	2.5%	5.7%

Cumulative excess (deficiency) of interest-earning assets over interest-bearing liabilities	1,776,719	458,980	(405,334)	78,493	344,242	610,063
Cumulative excess (deficiency) of interest-earning assets over interest-bearing liabilities, as a percentage of total assets	16.7%	4.3%	(3.8)%	0.7%	3.2%	5.7%

(1)	Based on projected decay rates and/or repricing periods.

In addition to preparing and reviewing periodic gap reports which help identify repricing mismatches, BankUnited uses simulation models which estimate the impact on net interest income of various interest rate scenarios, balance sheet trends and strategies. These simulations incorporate assumptions about balance sheet dynamics, such as loan and deposit growth and pricing, changes in funding mix and asset and liability repricing and maturity characteristics based on BankUnited’s expectations for the next 12 months. Simulations are run under various interest rate scenarios to determine the impact on net income and capital. From these scenarios, interest rate risk is quantified and appropriate strategies are developed and implemented. The overall interest rate risk position and strategies are reviewed on an ongoing basis by senior management. Based on the information and assumptions in effect on September 30, 2005, management estimates the impact, on net interest income, of a gradual and parallel 100 basis-point rise or fall in interest rates over the next 12 months to be a decrease of 1.60% or an increase of 4.13%, respectively.

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

See note (18) Estimated Fair Value of Financial Instruments for the fair value of derivatives as of September 30, 2005.

Item 8. Consolidated Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

Management of BankUnited Financial Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. BankUnited Financial Corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has completed an assessment of BankUnited Financial Corporation’s internal control over financial reporting as of September 30, 2005. This assessment used a framework based on the “Internal Control - Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on this assessment, management concluded that as of September 30, 2005, BankUnited Financial Corporation maintained effective internal control over financial reporting.

Management’s assessment of the effectiveness of BankUnited Financial Corporation’s internal control over financial reporting and the effectiveness of BankUnited Financial Corporation’s internal control over financial reporting as of September 30, 2005 has been audited by PricewaterhouseCoopers LLP, BankUnited Financial Corporation’s independent registered certified public accounting firm, who also audited BankUnited Financial Corporation’s consolidated financial statements as of and for the year ended September 30, 2005, as stated in their attestation report which is included herein.

By:	/s/
Alfred R. Camner
Chairman and Chief Executive Officer,
BankUnited Financial Corporation

/s/
Humberto L. Lopez
Senior Executive Vice President and
Chief Financial Officer,
BankUnited Financial Corporation

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders of

BankUnited Financial Corporation

We have completed an integrated audit of BankUnited Financial Corporation’s 2005 consolidated financial statements and of its internal control over financial reporting as of September 30, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of BankUnited Financial Corporation and its subsidiaries at September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under ITEM 8, that the Company maintained effective internal control over financial reporting as of September 30, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Miami, Florida

December 12, 2005

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,
	2005	2004
	(Dollars in thousands, except per share amounts)
ASSETS
Cash	$60,870	$31,062
Federal Home Loan Bank overnight deposits	175,249	148,647
Federal funds sold	1,932	2,185
Investment securities available for sale, at fair value	289,932	333,939
Mortgage-backed securities available for sale, at fair value (including assets pledged of $1,223,261 and $1,271,100 at September 30, 2005 and 2004, respectively)	1,626,005	2,068,180
Mortgage loans held for sale at fair value	12,196	28,786
Loans held in portfolio	7,933,759	5,684,887
Add: Unearned discounts, premiums and deferred loan costs, net	119,588	65,992
Less: Allowance for loan losses	(25,755)	(24,079)

Loans held in portfolio, net	8,027,592	5,726,800

FHLB stock and other earning assets	190,043	156,166
Office properties and equipment, net	41,072	26,417
Real estate owned	542	1,611
Accrued interest receivable	41,621	32,195
Mortgage servicing rights	22,101	15,414
Goodwill	28,353	28,353
Bank owned life insurance	112,383	88,210
Amounts due from brokers	3,780	—
Prepaid expenses and other assets	34,034	22,480
Total assets	$10,667,705	$8,710,445
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest bearing deposits	$4,361,820	$3,281,108
Non-interest bearing deposits	371,535	247,154

Total deposits	4,733,355	3,528,262

Securities sold under agreements to repurchase	1,161,348	1,182,237
Advances from Federal Home Loan Bank	3,820,385	3,115,428
Convertible senior notes	120,000	120,000
Trust preferred securities and subordinated debentures	195,500	164,979
Interest payable	15,291	14,051
Advance payments by borrowers for taxes and insurance	74,998	59,971
Accrued expenses and other liabilities	39,212	32,860

Total liabilities	10,160,089	8,217,788

Commitments and Contingencies (See notes (7), (9), (10) and (15))

Stockholders’ Equity:
Preferred stock, $0.01 par value	9	8
Authorized shares—10,000,000,

Issued shares—889,139 and 803,405

Outstanding shares—862,419 and 776,685

Treasury shares—26,720	(528)	(528)
Class A common stock, $0.01 par value	302	299
Authorized shares—60,000,000

Issued shares—30,202,220 and 29,866,275

Outstanding shares—29,768,791 and 29,522,546

Treasury shares—433,429 and 343,729	(5,223)	(3,008)
Class B common stock, $0.01 par value	6	6

Authorized shares—3,000,000

Issued shares—612,762 and 622,762

Outstanding shares—431,562 and 536,562

Treasury shares—181,200 and 86,200	(1,977)	(1,011)
Additional paid-in capital	342,859	336,258
Retained earnings	193,372	166,713
Deferred compensation	1,695	1,216
Accumulated other comprehensive loss	(22,899)	(7,296)

Total stockholders’ equity	507,616	492,657

Total liabilities and stockholders’ equity	$10,667,705	$8,710,445

See accompanying notes to consolidated financial statements

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended September 30,
	2005	2004	2003
	(Dollars and shares in thousands, except earnings per share)
Interest income:
Interest and fees on loans	$345,005	$231,524	$232,160
Interest on mortgage-backed securities	64,265	80,856	67,934
Interest and dividends on investments and other earning assets	22,100	19,721	15,298

Total interest income	431,370	332,101	315,392

Interest expense:
Interest on deposits	98,313	71,928	82,559
Interest on borrowings	157,156	108,720	98,883
Preferred dividends of trust preferred securities and subordinated debentures	12,942	8,255	17,406

Total interest expense	268,411	188,903	198,848

Net interest income before provision for loan losses	162,959	143,198	116,544
Provision for loan losses	3,800	5,025	5,425

Net interest income after provision for loan losses	159,159	138,173	111,119

Non-interest income:
Loan servicing fees	3,357	3,110	2,208
Amortization of mortgage servicing rights	(3,673)	(4,322)	(6,800)
Impairment of mortgage servicing rights	(130)	(1,200)	—
Loan fees	2,506	2,540	3,775
Deposit fees	4,422	4,278	4,059
Other fees	2,266	1,920	1,424
Net gain (loss) on sale of investments and mortgage-backed securities	2,794	(1,902)	4,604
Net gain on sale of loans and other assets	3,318	6,859	9,968
Income from insurance and investment services	4,262	4,295	2,695
Settlement of swap related to extinguishment of debt	(1,369)	—	1,445
Other non-interest income	4,858	4,785	5,398

Total non-interest income	22,611	20,363	28,776

Non-interest expenses:
Employee compensation and benefits	51,817	43,773	40,390
Occupancy and equipment	24,379	17,399	12,606
Telecommunications and data processing	7,030	5,726	5,206
Advertising and promotion expense	5,579	5,288	4,290
Professional fees	6,796	3,892	4,610
Extinguishment of debt	35,814	—	6,859
Other non-interest expense	12,440	8,595	10,263

Total non-interest expenses	143,855	84,673	84,224

Income before income taxes	37,915	73,863	55,671
Provision for income taxes	10,378	23,141	16,551

Net income	$27,537	$50,722	$39,120

Earnings Per Share:
Basic	$0.90	$1.69	$1.45
Diluted	$0.85	$1.58	$1.36
Weighted average number of common shares outstanding:
Basic	30,090	29,843	26,803
Diluted	32,339	32,153	28,865
Dividends declared per share on common stock	$0.02	—	—

See accompanying notes to consolidated financial statements

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended September 30, 2005, 2004 and 2003

			Class A		Class B
	Preferred Stock Outstanding		Common Stock Outstanding		Common Stock Outstanding		Paid-in Capital	Retained Earnings	Common Treasury Stock	Preferred Treasury Stock	Deferred Compensation	Accumulated Other Comprehensive Income (Loss) Net of Tax	Total Stockholders Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars in thousands)
Balance at September 30, 2002	547,287	$6	24,675,515	$250	536,562	$5	$253,511	$77,566	$(2,794)	$(528)	$528	$16,605	$345,149
Comprehensive income:
Net income for the year ended September 30, 2003	—	—	—	—	—	—	—	39,120	—	—	—	—	39,120
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	—	—	—	(10,817)	(10,817)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—		28,303
Payment of preferred stock dividends	—	—	—	—	—	—	—	(316)	—	—	—	—	(316)
Stock offering			3,936,500	39			67,728						67,767
Shares acquired through deferred compensation arrangements	—	—	(4,492)	—	(43,700)	—	—	—	(582)	—	—	—	(582)
Deferral of compensation	—	—	—	—	—	—	—	—	—	—	266	—	266
Stock option exercises and restricted stock awards	165,000	1	531,601	6	43,700	1	6,778	—	—	—	—	—	6,786
Balance at September 30, 2003	712,287	7	29,139,124	295	536,562	6	328,017	116,370	(3,376)	(528)	794	5,788	447,373
Comprehensive income:
Net income for the year ended September 30, 2004	—	—	—	—	—	—	—	50,722	—	—	—	—	50,722
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	—	—	(13,084)	(13,084)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	37,638
Payment of preferred stock dividends	—	—	—	—	—	—	—	(379)	—	—	—	—	(379)
Shares acquired through deferred compensation arrangements	—	—	(6,237)	—	(42,500)	—	—	—	(643)	—	—	—	(643)
Deferral of compensation	—	—	—	—	—	—	—	—	—	—	422	—	422
Stock option exercises and restricted stock awards	64,398	1	389,659	4	42,500		8,241	—	—	—	—	—	8,246
Balance at September 30, 2004	776,685	8	29,522,546	299	536,562	6	336,258	166,713	(4,019)	(528)	1,216	(7,296)	492,657
Comprehensive income:
Net income for the year ended September 30, 2005	—	—	—	—	—	—	—	27,537	—	—	—	—	27,537
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	—	—	(15,603)	(15,603)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	11,934
Payment of stock dividends	—	—	—	—	—	—	—	(878)	—	—	—	—	(878)
Purchase of stock			(89,700)						(2,215)				(2,215)
Shares acquired through deferred compensation arrangements	—	—	—	—	—	—	—	—	(966)	—	—	—	(966)
Deferral of compensation	—	—	—	—	—	—	—	—	—	—	479	—	479
Conversion of shares			145,500	1	(145,500)	(1)							—
Stock option exercises and restricted stock awards	85,734	1	190,445	2	40,500	1	6,601	—	—	—	—	—	6,605
Balance at September 30, 2005	862,419	$9	29,768,791	$302	431,562	$6	$342,859	$193,372	$(7,200)	$(528)	$1,695	$(22,899)	$507,616

See accompanying notes to consolidated financial statements

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

For the Years Ended September 30, 2005, 2004 and 2003

The following table presents additional information concerning BankUnited’s other comprehensive income (loss):

	For the Years Ended September 30,
	2005	2004	2003
	(Dollars in thousands)
Net income	$27,537	$50,722	$39,120
Other comprehensive loss, net of tax:
Unrealized losses arising during the period, on securities net of tax benefit of $(7,538), $(6,908), and $(3,312) for 2005, 2004 and 2003, respectively	(14,000)	(12,830)	(6,150)
Unrealized gains (losses) on cash flow hedges, net of tax expense (benefit) of $268, $(183) and $(534) for 2005, 2004 and 2003, respectively	497	(340)	(966)
Less reclassification adjustment for:
Realized gains on securities sold included in net income, net of tax expense of $1,311, $297 and $2,307 for 2005, 2004 and 2003, respectively	2,434	551	4,284
Realized losses on cash flow hedges, net of tax benefit of $180, $343, and $328 for 2005, 2004, and 2003, respectively	(334)	(637)	(583)

Total other comprehensive loss, net of tax	(15,603)	(13,084)	(10,817)

Total comprehensive income	$11,934	$37,638	$28,303

See accompanying notes to consolidated financial statements.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,
	2005	2004	2003
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$27,537	$50,722	$39,120
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	3,800	5,025	5,425
Depreciation and amortization	5,959	4,417	3,628
Adjustments to the carrying value of real estate owned	972	725	491
Amortization of fees, discounts and premiums, net	32,260	28,321	31,132
Amortization of mortgage servicing rights	3,673	4,322	6,800
Amortization of restricted stock and other awards	2,761	2,421	723
Amortization of issuance cost of long-term debt	1,304	1,659	1,147
Revaluation loss (gain) from derivatives	1,309	(919)	(850)
Increase in bank owned life insurance cash surrender value	(4,173)	(4,055)	(3,475)
Net (gain) loss on sale of investments and mortgage-backed securities	(2,794)	1,902	(4,604)
Net gain on sale of loans and other assets	(3,318)	(6,859)	(9,968)
Net gain on sale of real estate owned	(820)	(813)	(505)
Impairment of mortgage servicing rights	130	1,200	—
Loss on extinguishment of debt	—	—	5,501
Loans originated for sale, net of repayments	(225,018)	(337,466)	(818,911)
Proceeds from sale of loans held for sale	68,342	152,943	69,408
(Increase) decrease in accrued interest receivable	(10,179)	(3,743)	409
Increase (decrease) in interest payable	1,240	(280)	393
Increase (decrease) in accrued taxes	252	(504)	(233)
Increase (decrease) in other liabilities	14,845	(18,087)	(5,286)
(Increase) decrease in prepaid expenses and other assets	(14,034)	12,390	30,614
Other, net	(3,251)	(8,236)	(11,539)

Net cash used in operating activities	(99,203)	(114,915)	(660,580)

Cash flows from investing activities:
Net increase in loans held in portfolio	(2,842,235)	(1,738,454)	(252,060)
Purchase of investment securities available for sale	(86,752)	(48,398)	(213,404)
Purchase of mortgage-backed securities available for sale	(860)	(1,115,796)	(2,403,845)
Purchase of FHLB stock and other earning assets	(122,439)	(134,485)	(128,324)
Purchase of office properties and equipment	(20,976)	(10,603)	(6,721)
Purchase of bank owned life insurance	(20,000)	—	(27,500)
Proceeds from repayments of investment securities available for sale	295	3,076	50,557
Proceeds from repayments of mortgage-backed securities available for sale	616,142	929,677	1,188,246
Proceeds from repayments of FHLB stock and other earning assets	88,562	101,750	95,617
Proceeds from sale of investment securities available for sale	119,906	6,577	41,051
Proceeds from sale and net settlement of mortgage-backed securities available for sale	482,320	526,421	1,003,011
Proceeds from sale of real estate owned and other assets	5,008	6,511	6,545

Net cash used in investing activities	(1,781,029)	(1,473,724)	(646,827)

(Continued on next page)

See accompanying notes to consolidated financial statements

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS —(Continued)

	For the Years Ended September 30,
	2005	2004	2003
	(Dollars in thousands)
Cash flows from financing activities:
Net increase in deposits	1,205,093	292,156	259,935
Additions to long-term Federal Home Loan advances	1,639,000	900,000	750,000
Repayments of long-term Federal Home Loan advances	(1,419,000)	(405,000)	(175,000)
Net increase in short-term Federal Home Loan advances	486,067	159,027	79,202
Net (decrease) increase in other borrowings	(20,889)	664,940	162,255
Net increase in advances from borrowers for taxes and insurance	15,027	12,890	6,488
Guarantee fees for senior notes	—	—	(113)
Repayment of senior notes	—	(200,000)	—
Net proceeds from issuance of convertible senior notes	—	116,446	—
Retirement of trust preferred securities	—	—	(159,580)
Net proceeds from issuance of trust preferred securities	30,927	—	65,630
Net proceeds from issuance of stock	1,565	3,555	73,514
Purchase of stock	(2,215)	—	—
Tax benefit from stock-based compensation	1,692	—	—
Dividends paid on stock	(878)	(379)	(316)

Net cash provided by financing activities	1,936,389	1,543,635	1,062,015

Increase (decrease) in cash and cash equivalents	56,157	(45,004)	(245,392)
Cash and cash equivalents at beginning of period	181,894	226,898	472,290

Cash and cash equivalents at end of period	$238,051	$181,894	$226,898

Supplemental disclosure of cash flow activity:
Interest paid on deposits and borrowings	$254,229	$189,183	$198,455
Income taxes paid	$10,759	$17,114	—
Supplemental schedule of non-cash investing and financing activities:
Securitization of mortgage loans and accrued interest	$508,953	—	—
Exchange of loans for mortgage-backed securities in loan sales transaction with FNMA and FHLMC	$176,184	$378,421	$750,458
Transfer of loans held for sale to portfolio	—	$70,760	—
Transfers from loans to real estate owned	$4,064	$3,666	$7,322
Securities sold pending settlement	$3,780	—	—

See accompanying notes to consolidated financial statements.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

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

(a) Basis of Presentation and Principles of Consolidation

With the exception of certain trust subsidiaries which do not meet the criteria for consolidation, (see FIN No. 46 and FIN No. 46R in (t) Impact of Certain Accounting Pronouncements of this note ) the consolidated financial statements include the accounts of BankUnited and its subsidiaries, including BankUnited, FSB (the “Bank”). The Bank provides a full range of banking services to individual and corporate customers through its branches in Florida. The Bank is subject to the regulations of certain federal agencies and undergoes periodic examinations by the Office of Thrift Supervision. All significant inter-company transactions and balances associated with consolidated subsidiaries have been eliminated.

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

(b) Cash and Cash Equivalents

For the purpose of reporting cash flows, cash and cash equivalents include cash, Federal Home Loan Bank overnight deposits, federal funds sold and securities purchased under agreements to resell with original maturities of three months or less. The collateral held by the Bank for securities purchased under agreements to resell consists of the securities underlying those agreements.

The Bank must comply with Federal Reserve Board regulations requiring the maintenance of reserves against its transaction accounts (primarily interest-bearing and non-interest-bearing checking accounts) and non-personal time deposits. As of September 30, 2005, the Bank had exceeded cash reserve requirements that must be maintained at the FHLB for this purpose.

(c) Investment and Mortgage-backed Securities Available for Sale

Investment and mortgage-backed securities available for sale are carried at fair value, inclusive of unrealized gains and losses, and net of discount accretion and premium amortization computed using the level yield method. Net unrealized gains and losses are included in other comprehensive income (loss) net of applicable income taxes. Gains or losses on sales of investment and mortgage-backed securities available for sale are recognized on the specific identification basis.

(d) Loans

Loans held in the portfolio are considered long-term investments and, accordingly, are carried at historical cost. Mortgage loans held for sale are either recorded at the lower of cost or market, determined in the aggregate or at fair value when they are designated as the hedged item in a hedging relationship under SFAS No. 133.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

(e) Allowance for Loan Losses

BankUnited’s allowance for loan losses is established and maintained at a level management deems prudent and adequate to cover probable losses on loans based upon a periodic evaluation of current information of the risks inherent in its loan portfolio. When evaluating loan loss allowances, management reviews performing and non-performing loans separately. There are several elements that management evaluates to estimate the loan loss allowance for BankUnited’s loan portfolio. The elements evaluated, and how they are applied to each portion of the portfolio, are as follows:

•	An allowance for loan losses present in the performing portion of the loan portfolio. This allowance is established based on historical loan loss analysis supplemented by peer loss analysis.

•	An allowance for estimated losses on various pools of non-performing loans is made. This element is evaluated for each of the portfolio components based on the internal loan grading system. Historical loan losses, current trends in delinquencies and charge-offs, peer group analysis, and other relevant factors are considered.

•	An allowance for losses based upon specific evaluations of impaired loans in accordance with Statement of Financial Accounting Standard, (“SFAS”) No. 114 is made. These loans are loans, other than consumer and residential loans, for which collection in full according to the contractual terms is doubtful and which are classified as such in the Bank’s internal loan grading system. Impaired loans are evaluated individually based on an examination of the current financial information of the borrower and an estimate of the value of the collateral, if any. If the carrying value of any of these loans is greater than the estimated net realizable value of the property or of the collateral securing these loans, a reserve is established for the difference.

•	An additional risk management allowance is made based on factors such as general economic and political conditions, concentrations of credit, economic trends and other conditions in specific geographical markets. This element also considers the uncertainty as to the applicability of historical loss factors as we expand into new markets and products with different risk characteristics. A portion of this allowance has been assigned to specific categories of loans. An unallocated portion represents management’s assessment of probable loss and uncertainties associated with the loan portfolio as a whole.

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

(f) Unearned Discounts, Premiums, and Deferred Costs

Loan origination fees and certain direct loan origination costs are included in the carrying value of loans, and amortized over the contractual maturities of the loans as an adjustment to interest income. Prepayments of loans results in acceleration of the amortization of these items. Commitment fees and costs relating to commitments are recognized over the commitment period where the likelihood of exercise is remote. If the commitment is subsequently exercised during the commitment period, the remaining unamortized commitment fee at the time of exercise is recognized over the life of the loan as an adjustment of yield.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

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

(k) Mortgage Servicing Rights and Transfers

Mortgage Servicing Rights

BankUnited recognizes mortgage servicing rights (MSR) as assets when it sells loans and retains the right to service those loans. The value of servicing assets is derived from estimated future revenues from contractually specified servicing fees, late charges, and other ancillary revenues that are expected to be more than adequate compensation to cover the costs associated with performing the service, and generally expressed as a percent of the unpaid principal balance. Estimated future revenues are determined using the estimated future balance of the underlying mortgage loan portfolio which, absent new purchases, declines over time from prepayments and cash flows. MSR assets are carried at the lower of cost or market and amortized in proportion to and over the period of estimated net servicing income. BankUnited charges impairment as a direct write-down of its MSR assets. BankUnited does not currently utilize a valuation allowance for recognizing impairment of its MSR assets. BankUnited assesses the MSR assets for impairment based on the fair value of those assets as determined by independent third parties. Fair values are determined by stratifying the servicing assets by product and interest rates.

Servicing fees and the amortization of MSR assets are reported separately from other ancillary fees in BankUnited’s consolidated statement of operations.

Transfers

When BankUnited sells (transfers) mortgage loans for securitization it may acquire beneficial interests in the securities created as well as the rights to service the loans underlying the securities. Gains or losses on these transactions are recognized only for the portion of securities that are not acquired by BankUnited. Expenses related to the transaction are not deferred but are included in the gain or loss calculation. The book values of securities retained by BankUnited are based on their relative fair values at the date of transfer. BankUnited classifies retained securities as available for sale in its Consolidated Statement of Financial Condition which are carried at fair value. BankUnited obtains fair values of its retained securities, at both the date of securitization and at each reporting date, from independent third parties.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

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

(n) Debt Extinguishment

BankUnited records prepayment fees incurred upon the early extinguishment of debt in non-interest expense, and the settlement of swaps related to debt extinguishment in non-interest income.

(o) Income Taxes

BankUnited and its subsidiaries, other than BU REIT, Inc., file a consolidated federal income tax return. Beginning in 2003, BankUnited and its subsidiaries file separate tax returns for each state jurisdiction. Deferred income taxes have been provided for elements of income and expense which are recognized for financial reporting purposes in periods different than those for which such items are recognized for income tax purposes. BankUnited accounts for income taxes utilizing the asset and liability method, which applies the enacted statutory rates in effect at the statement of financial condition date to differences between the book and tax bases of assets and liabilities. The resulting deferred tax liabilities and assets are adjusted to reflect changes in tax laws.

(p) Earnings per Share

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

(q) Stock Options and Restricted Stock

Stock options are granted to employees and directors at an exercise price at or above the fair market value of the underlying stock on the date of the grant. The proceeds from the exercise of options are credited to common stock for the par value of the shares issued, and the excess, adjusted for any tax benefit, is credited to paid-in capital.

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

(r) Segment Reporting

Public companies are required to report certain financial information about significant revenue-producing segments of the business for which such information is available and utilized by the chief operating decision maker. Specific information to be reported for individual operating segments includes a measure of profit and loss, certain revenue and expense items, and total assets. As a community-oriented financial institution, substantially all of BankUnited’s operations involve the delivery of loan and deposit products to customers. Management makes operation decisions and assesses performance based on an ongoing review of these community-banking operations, which constitute BankUnited’s only operating segment.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

(s) Derivative Instruments Held for Purposes Other Than Trading

BankUnited enters into derivative contracts as a means of reducing its interest rate exposures. No derivatives are held for trading purposes. At inception these contracts, i.e., hedging instruments, are evaluated in order to determine if they qualify for hedge accounting. The hedging instrument must be highly effective in achieving offsetting changes in the hedge instrument and hedged item attributable to the risk being hedged. Any ineffectiveness which arises during the hedging relationship is recognized in noninterest expense in the period in which it arises. All derivatives are valued at fair value and included in other assets or other liabilities. For fair value hedges, the changes in the fair value of the hedged item and changes in fair value of the derivative are recognized in noninterest income. For cash flow hedges, the unrealized changes in fair value to the extent effective are recognized in other comprehensive income. The fair value of cash flow hedges related to forecasted transactions is recognized in noninterest expense in the period when the forecasted transaction occurs. Any ineffectiveness related to cash flow-hedges is recorded in interest expense.

Residential mortgage loan commitments related to loans to be sold are required to be accounted for as derivatives at fair value, along with all forward sales contracts for loans to be sold. The commitments and forward sales contracts are recorded as either assets or liabilities in the consolidated statement of financial condition with the changes in fair value recorded in non-interest expense.

(t) Impact of Certain Accounting Pronouncements

SFAS No. 123R

In March 2004, the FASB issued a statement to revise Statement of Financial Accounting Standards (“SFAS”) No. 123 and SFAS No. 95, “Share-Based Payment,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The Statement will eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and will require instead that such transactions be accounted for using a fair-value-based method. The FASB had indicated that the statement would be effective for any interim or annual period beginning after June 15, 2005, meaning that an entity should apply the statement to all employee awards of share-based payment granted, modified, or settled in any interim or annual period beginning after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R. The Commission’s new rule allows companies to implement Statement No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. BankUnited will implement FAS 123R using the modified prospective method of transition beginning October 1, 2005. Based on stock-based compensation plans outstanding as of September 30, 2005, management does not expect that the impact of SFAS No. 123R will be material to BankUnited’s consolidated financial condition or results of operations. See Note 13, Stock Based Compensation, for pro-forma earnings per share for stock-based compensation and information on the acceleration of vesting periods for two stock option grants.

SFAS No. 149

In April 2003, the FASB issued SFAS No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 clarifies certain issues and amends definitions contained in SFAS No. 133 to ensure that contracts with comparable characteristics are accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003, except for hedging transactions designated after June 30, 2003, in which case it is effective in accordance with the respective effective dates outlined in SFAS No. 133. Although applicable to BankUnited, SFAS No. 149 has not had a significant impact on its consolidated financial condition or results of operations.

SFAS No. 150

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity. Although applicable to BankUnited, SFAS No. 150 has not had a significant impact on its consolidated financial condition or results of operations.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

FIN No. 46 and FIN No. 46R

In January 2003, FASB issued FASB Interpretation No. 46 (“FIN No. 46”), an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN No. 46 establishes the criteria used to identify variable interest entities and to determine whether or not to consolidate a variable interest entity. This interpretation was effective immediately for variable interest entities created after January 31, 2003 and in the first fiscal year or interim period beginning after December 15, 2003, for variable interest entities in which a variable interest was acquired prior to February 1, 2003. Prior to FIN No. 46, BankUnited eliminated the investments in all of its trust subsidiaries and reported trust preferred securities in the liability section of BankUnited’s Consolidated Statement of Financial Condition. On December 24, 2003, the FASB issued a revision to Interpretation 46 (“FIN No. 46R”) to clarify some of the provisions of FIN No. 46. Under the new guidance contained in FIN No. 46R, special effective date provisions apply to enterprises that have fully or partially applied FIN No. 46 prior to issuance of FIN No. 46R. Under the original provisions of FIN No. 46, beginning with the interim period beginning after June 15, 2003, BankUnited would no longer consolidate variable interest entities in which a variable interest was acquired prior to February 1, 2003 that do not meet the consolidation criteria under FIN No. 46. Under the new guidance contained in FIN No. 46R, the effective date has been moved up to the first interim period ending after December 15, 2003 for special purpose entities only. Currently, BankUnited Capital is the only trust subsidiary consolidated by BankUnited. BankUnited meets the consolidation criteria under FIN No. 46 with respect to BankUnited Capital due to its ownership of the majority of preferred shares issued by that trust. As a result of FIN No. 46, BankUnited recognizes investments in common securities of its non-consolidated trust subsidiaries in other assets and reports the amount of subordinated debentures issued by BankUnited Financial Corporation to those trust subsidiaries in the liability section of its Consolidated Statement of Financial Condition. FIN No. 46 does not require restatement of prior year balances. FIN No. 46 and FIN No. 46R have not had a significant impact on BankUnited’s consolidated financial condition or results of operations. The following information is being provided in accordance with disclosure requirements of FIN No. 46R.

BankUnited operates wholly-owned trust subsidiaries (“Trust Subsidiaries”) for the purpose of issuing Trust Preferred Securities and investing the proceeds from the sale thereof in Junior Subordinated Deferrable Interest Debentures issued by BankUnited (the “Subordinated Debentures”). All of the proceeds of the Trust Preferred Securities plus common securities issued by the Trust Subsidiaries are invested in Subordinated Debentures, which represent the sole assets of the Trust Subsidiaries. The Trust Preferred Securities pay preferential cumulative cash distributions at the same rate as the Junior Subordinated Debentures held by the Trust Subsidiaries. As of September 30, 2005, BankUnited had investments in the common stock of its Trust Subsidiaries of $8.0 million and Subordinated Debentures sold to its Trust Subsidiaries totaling $198.5 million. The Trust Subsidiaries had liabilities of $190.5 million in the form of Trust Preferred Securities.

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

EITF Issue No. 03-1

The Emerging Issues Task Force (“EITF”) reached consensus in March 2004 regarding guidance provided in EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. The purpose of EITF Issue No. 03-1 is to determine the meaning of other-than-temporary impairment and its application to certain securities, including debt and equity securities that are within the scope of SFAS No. 115. Guidance in EITF Issue No. 03-1 should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impaired loss. This guidance also includes accounting considerations for securities subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary. Portions of this guidance were effective for reporting periods beginning after June 15, 2004 and other portions will be deliberated further. This delay does not suspend the current requirement to recognize other-than-temporary impairments as required by existing authoritative literature. BankUnited has not identified any other-than-temporary impairment in its securities portfolio as of September 30, 2005. Subsequent to the FASB final deliberations, BankUnited will evaluate the potential impact on its process of identifying other-than-temporary declines in value of its debt and equity securities.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

EITF Issue No. 04-8

The EITF of the FASB reached a consensus position Issue No. 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect of Diluted Earnings Per Share”, which could have required that the dilutive effect of contingently convertible debt instruments such as BankUnited’s 3.125% Convertible Senior Notes (the “Notes”), be reflected in BankUnited’s calculation of diluted earnings per share for reporting periods ending after December 15, 2004. Previous accounting rules provided for the exclusion of the effect of the contingently convertible instruments until the contingency had been satisfied.

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

(u) Financial Statement Reclassifications

Certain prior period amounts have been reclassified to conform to the September 30, 2005 consolidated financial statements.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

(2) Earnings per Share

Earnings per share is calculated as follows:

	For the Years Ended September 30,
	2005	2004	2003
	(In thousands, except per share amounts)
Basic earnings per share:
Numerator:
Net income	$27,537	$50,722	$39,120
Preferred stock dividends	431	379	316

Net income available to common stockholders	$27,106	$50,343	$38,804

Denominator:
Weighted average common shares outstanding	30,090	29,843	26,803

Basic earnings per share	$0.90	$1.69	$1.45

Diluted earnings per share:
Numerator:
Net income available to common stockholders	$27,106	$50,343	$38,804
Plus:
Convertible preferred stock dividends	431	379	316

Diluted net income available to common stockholders	$27,537	$50,722	$39,120

Denominator:
Weighted average common shares outstanding	30,090	29,843	26,803
Plus:
Stock options and restricted stock	1,427	1,543	1,332
Convertible preferred stock	822	767	730

Diluted weighted average shares outstanding	32,339	32,153	28,865

Diluted earnings per share (1)	$0.85	$1.58	$1.36

(1)	During the fiscal years ended September 30, 2005, 2004, and 2003, BankUnited did not consider potential common shares of 392,996, 17,180, and 34,665, respectively, in the computation of diluted earnings per share because to do so would have been antidilutive.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

(3) Investments and Mortgage-backed Securities Available for Sale

Investments Securities Available for Sale

Presented below is an analysis of investments designated as available for sale.

	September 30, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. government sponsored entity debt securities	$72,637	$—	$(1,203)	$71,434
Preferred stock of U.S. government sponsored entities	96,085	15	(4,523)	91,577
Trust preferred securities of other issuers	23,120	379	(72)	23,427
Mutual funds and other bonds	105,628	29	(3,225)	102,432
Other equity securities	1,011	51	—	1,062

Total	$298,481	$474	$(9,023)	$289,932

	September 30, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. government sponsored entity debt securities	$52,038	$539	$—	$52,577
Preferred stock of U.S. government sponsored entities	96,089	436	(2,028)	94,497
Trust preferred securities of other issuers	88,567	4,072	(250)	92,389
Mutual funds and other bonds	95,186	34	(1,706)	93,514
Other equity securities	932	30	—	962

Total	$332,812	$5,111	$(3,984)	$333,939

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

Investment securities at September 30, 2005, by contractual maturity, are shown below.

	Available for Sale
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$12,163	$12,119
Due after one year through five years	76,131	74,891
Due after five years through ten years	1,367	1,360
Due after ten years	44,139	44,151
Equity securities	164,681	157,411

Total	$298,481	$289,932

Mortgage-backed Securities Available for Sale

Presented below is an analysis of mortgage-backed securities designated as available for sale:

	September 30, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
FNMA mortgage-backed securities	$266,564	$168	$(7,624)	$259,108
FHLMC mortgage-backed securities	80,659	53	(1,248)	79,464

Collateralized mortgage obligations	9,065	1,308	(29)	10,344
Mortgage pass-through certificates	1,296,773	376	(20,060)	1,277,089

Total	$1,653,061	$1,905	$(28,961)	$1,626,005

	September 30, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
FNMA mortgage-backed securities	$361,326	$640	$(3,714)	$358,252
FHLMC mortgage-backed securities	114,869	72	(1,355)	113,586
Collateralized mortgage obligations	4,648	—	(34)	4,614
Mortgage pass-through certificates	1,598,498	3,624	(10,394)	1,591,728

Total	$2,079,341	$4,336	$(15,497)	$2,068,180

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

Mortgage-backed securities at September 30, 2005, by contractual maturity and adjusted for anticipated prepayments, are shown below.

	Available for Sale
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$457,533	$450,045
Due after one year through five years	1,028,278	1,011,447
Due after five years through ten years	137,430	135,181
Due after ten years	29,820	29,332

Total	$1,653,061	$1,626,005

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

The following tables provide information on unrealized losses for investments and mortgage-backed securities available for sale as of September 30, 2005 and 2004.

	Less than 12 Months		As of September 30, 2005 12 Months or Greater		Total
	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)
	(In thousands)
Available for sale securities
Investment securities:
Trust preferred securities of other issuers	$—	$—	$1,929	$(72)	$1,929	$(72)
U.S. government sponsored entity debt securities (2)	71,434	(1,203)	—	—	71,434	(1,203)
Preferred stock of U.S. government sponsored entities (2)	56,816	(3,172)	29,821	(1,351)	86,637	(4,523)
Mutual funds and other bonds (3)	8,000	(30)	80,193	(3,195)	88,193	(3,225)

Total investment securities	$136,250	$(4,405)	$111,943	$(4,618)	$248,193	$(9,023)

Mortgage-backed securities:
FNMA mortgage-backed securities	$35,627	$(666)	$214,523	$(6,958)	$250,150	$(7,624)
FHLMC mortgage-backed securities	1,268	(8)	74,379	(1,240)	75,647	(1,248)
Collateralized mortgage obligations	—	—	2,047	(29)	2,047	(29)
Mortgage pass-through certificates	580,892	(4,666)	647,519	(15,394)	1,228,411	(20,060)

Total mortgage-backed securities	$617,787	$(5,340)	$938,468	$(23,621)	$1,556,255	$(28,961)

(1)	These unrealized losses are caused by changes in interest rates and are considered to be temporary.
(2)	U.S. Government sponsored entities include FNMA and FHLMC.
(3)	Underlying assets of mutual funds consist primarily of mortgage-backed securities.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

	Less than 12 Months		As of September 30, 2004 12 Months or Greater		Total
	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)
	(In thousands)
Available for sale securities
Investment securities:
Trust preferred securities of other issuers	$7,427	$(84)	$3,834	$(166)	$11,261	$(250)
Preferred stock of U.S. government sponsored entities (2)	69,048	(2,028)	—	—	69,048	(2,028)
Mutual funds and other bonds (3)	19,780	(60)	73,194	(1,646)	92,974	(1,706)

Total investment securities	$96,255	$(2,172)	$77,028	$(1,812)	$173,283	$(3,984)

Mortgage-backed securities:
FNMA mortgage-backed securities	$69,222	$(253)	$212,095	$(3,461)	$281,317	$(3,714)
FHLMC mortgage-backed securities	107,432	(1,355)	—	—	107,432	(1,355)
Collateralized mortgage obligations	4,018	(21)	595	(13)	4,613	(34)
Mortgage pass-through certificates	844,874	(7,085)	245,018	(3,309)	1,089,892	(10,394)

Total mortgage-backed securities	$1,025,546	$(8,714)	$457,708	$(6,783)	$1,483,254	$(15,497)

(1)	These unrealized losses are caused by changes in interest rates and are considered to be temporary.
(2)	U.S. Government sponsored entities include FNMA and FHLMC.
(3)	Underlying assets of mutual funds consist primarily of mortgage-backed securities.

Proceeds from sales of investment securities were $119.9 million, $6.6 million and $41 million for the years ended September 30, 2005, 2004 and 2003, respectively. Realized gains from these sales were $3.5 million, $0.3 million and $1.5 million for the years ended September 30, 2005, 2004 and 2003, respectively. BankUnited realized losses of $6.0 thousand from sales of investment securities during the year ended September 30, 2005, none during the years ended September 30, 2004 and 2003.

Proceeds from sales of mortgage-backed securities were $482 million, $526 million, and $1.0 billion for the years ended September 30, 2005, 2004, and 2003, respectively. Realized gains from these sales were $0.9 million, $2.7 million, and $8.0 million for the years ended September 30, 2005, 2004 and 2003, respectively. Realized losses from these sales were $1.6 million, $4.9 million, and $4.8 million for the years ended September 30, 2005, 2004, and 2003, respectively.

At September 30, 2005, FNMA and FHLMC mortgage-backed securities with market values of approximately $152 million were pledged as collateral for public funds on deposit. At September 30, 2005, investment and mortgage-backed securities with an aggregate carrying value of approximately $1.2 billion were pledged as collateral for repurchase agreements.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

(4) Loans Held in Portfolio

Loans held in portfolio consist of the following:

	As of September 30,
	2005		2004
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
One-to-four family residential:
Residential mortgages	$5,999,713	74.7%	$4,058,858	70.9%

Specialty consumer mortgages	678,609	8.5	688,711	12.0

Total one-to-four family residential	6,678,322	83.2	4,747,569	82.9
Home equity loans and lines of credit	257,789	3.2	150,323	2.6
Multi-family	111,444	1.4	51,104	0.9
Commercial real estate	344,503	4.3	267,127	4.7
Construction	87,113	1.1	187,518	3.3
Land	235,829	2.9	94,006	1.6

Total real estate loans	7,715,000	96.1	5,497,647	96.0

Other loans:
Commercial	199,344	2.5	167,786	2.9
Consumer	19,415	0.2	19,454	0.3

Total other loans	218,759	2.7	187,240	3.2

Total loans held in portfolio (1)	7,933,759	98.8	5,684,887	99.2
Unearned discounts, premiums and deferred loan costs, net	119,588	1.5	65,992	1.2
Allowance for loan losses	(25,755)	(0.3)	(24,079)	(0.4)

Total loans held in portfolio, net	$8,027,592	100.0%	$5,726,800	100.0%

(1)	As of September 30, 2005, BankUnited had $8.4 million of non-accrual loans and no loans past due more than 90 days and still accruing. As of September 30, 2004, BankUnited had $15.5 million of non-accrual loans and $2 thousand of loans more than 90 days past due and still accruing.

As of September 30, 2005, approximately $5.9 billion, or 77%, of all secured loans were secured by properties in Florida. No other state represented more than 5.5% of BankUnited’s loan portfolio secured by real estate. As of September 30, 2004, approximately $4.6 billion, or 84%, of all secured loans were secured by properties in Florida. No other state represented more than 4% of BankUnited’s loan portfolio secured by real estate.

As of September 30, 2005, the Bank had pledged approximately $5.7 billion of mortgage loans as collateral for advances from the Federal Home Loan Bank of Atlanta. As of September 30, 2004, the Bank had pledged approximately $4.3 billion of mortgage loans as collateral for advances from the Federal Home Loan Bank of Atlanta.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

Changes in the allowance for loan losses are as follows:

	For the Years Ended September 30,
	2005	2004	2003
	(In thousands)
Balance at beginning of period	$24,079	$22,295	$20,293
Provision	3,800	5,025	5,425
Loans charged-off	(3,189)	(3,110)	(3,553)
Recoveries	1,065	468	130
Reclassification of letter of credit reserve to other liabilities	—	(599)	—

Balance at end of period	$25,755	$24,079	$22,295

The following table sets forth information concerning impaired loans:

	As of September 30,
	2005		2004
	Outstanding Principal	Allowance for loan losses	Outstanding Principal	Allowance for loan losses
	(In thousands)
Home equity line of credit	$73	$73	$700	$700
Commercial real estate	—	—	1,465	555
Commercial	2,203	1,542	407	407
Total	$2,276	$1,615	$2,572	$1,662

(5) Servicing and Transfers of Mortgage Loans

Servicing

At September 30, 2005, and 2004 BankUnited was servicing loans of approximately $1.7 billion, and $1.3 billion, respectively, for others. As of September 30, 2005, and 2004 BankUnited had MSR assets with a carrying amount of $22.1 million, and $15.4 million, respectively. The following table provides activity related to BankUnited’s MSR assets during fiscal years 2005 and 2004:

	For the Years Ended September 30,
	2005	2004
	(In thousands)
Beginning Balance October 1,	$15,414	$12,930
New MSR assets from loans sales and transfers	10,490	8,006
Amortization of MSR assets	(3,673)	(4,322)
Impairment of MSR assets	(130)	(1,200)
Ending Balance September 30,	$22,101	$15,414

Management obtains a valuation of its MSR assets one month prior to each quarter end from independent third parties, which is used by management to assess those assets for impairment. For purposes of determining the fair value of BankUnited’s MSR assets, and any resulting impairment, MSR are stratified by product and interest rates which are the risk characteristics of the loans being serviced. As a result of third party valuations, BankUnited recorded impairment charges of $130 thousand and $1.2 million during the years ended September 30, 2005 and 2004, respectively, in order to bring the carrying value to a level no higher than the estimated fair value.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

Transfers

On September 26, 2005, BankUnited sold mortgage loans for securitization to a trust in a transaction structured to qualify as a sale. This transaction was structured without recourse to BankUnited. While BankUnited does not retain credit risk on the loans it has securitized, it has potential liability, under representations and warranties it makes to the trust purchasing the loans. Upon securitization of the mortgage loans, BankUnited acquired subordinated securities, including an interest only strip (collectively retained securities), and recognized the value of the rights to services the underlying loans (MSRs). BankUnited recognized a loss of $89 thousand, net of costs associated with the securitization, from the sale of securities that were not retained by BankUnited. The retained securities have been classified by BankUnited as available for sale.

Considerable judgment is required to determine the fair values of BankUnited’s retained securities. Unlike government securities and other highly liquid investments, the precise market value of retained securities cannot be readily determined because these assets are not actively traded in stand-alone markets. Accordingly, BankUnited relies on independent third parties specializing in secondary market transactions to provide fair values of its retained securities through the use of discounted cash flow models. The key assumptions used in these models include prepayment speeds, discount margins/yields, and pricing curves (spot/forward).

The key economic assumptions used in determining the fair value of retained securities at September 30, 2005 and the resulting fair value of the retained securities from hypothetical adverse changes in those assumptions are as follows:

September 30, 2005
(In thousands)
Fair value of retained securities	$279,124
Fair value of retained securities from hypothetical adverse changes in prepayment speeds:
10%	$277,901
20%	$275,944
Fair value of retained securities from hypothetical adverse changes in discount margin and yields:
10%	$277,277
20%	$275,518
Fair value of retained securities from hypothetical adverse changes in pricing curves (spot/forward):
10%	$279,337
20%	$278,518

In connection with the securitization transaction, BankUnited recognized approximately $7.0 million in MSR assets. The key economic assumptions used in measuring the period-end fair value of BankUnited’s MSRs resulting form securitizations at September 30, 2005 and the resulting fair value of those MSR assets from hypothetical adverse changes in those assumptions, are as follows:

September 30, 2005
(Dollars in thousands)
Fair value of MSR (1)	$7,010
Weighted-average annual prepayment speed	26.21%
Fair value after 10% hypothetical adverse change	$6,930
Fair value after 20% hypothetical adverse change	$6,890
Weighted-average annual discount rate	12.00%
Fair value after 10% hypothetical adverse change	$6,863
Fair value after 20% hypothetical adverse change	$6,732
Weighted-average annual PPC (2)	62.00%
Fair value after 10% hypothetical adverse change	$6,748
Fair value after 20% hypothetical adverse change	$6,486

(1)	Represents MSR resulting only from securitizations. Other MSR assets carried by BankUnited are not included.
(2)	PPC is the ratio of expected collections of prepayment penalties.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

The sensitivities in the tables above are hypothetical and should be used with caution. In the above tables, the effect of a variation in a particular assumption on the fair value of the retained securities or MSRs is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another, which might compound or counteract the sensitivities.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

(6) FHLB stock and other earning assets

FHLB stock and other earning assets is summarized as follows:

	As of September 30,
	2005	2004
	(In thousands)
FHLB stock	$189,593	$155,716
Other earning assets	450	450

Total	$190,043	$156,166

(7) Office Properties and Equipment, net

Office properties and equipment, net are summarized as follows:

	As of September 30,
	2005	2004
	(In thousands)
Office buildings	$2,355	$2,337
Leasehold improvements	26,876	18,898
Furniture, fixtures and equipment	19,429	13,760
Computer equipment and software	19,471	12,222

Total	68,131	47,217
Less: accumulated depreciation	(27,059)	(20,800)

Office properties and equipment, net	$41,072	$26,417

Depreciation expense was $6.3 million, $4.3 million, and $3.6 million, for the years ended September 30, 2005, 2004 and 2003, respectively.

BankUnited has entered into non-cancelable leases with approximate minimum future rentals as follows:

Years Ending September 30,	Amount
(In thousands)
2006	$9,557
2007	9,518
2008	8,785
2009	8,004
2010	6,976
Thereafter through 2016	19,136

Total	$61,976

Actual rental payments may include deferred rents but are recognized as rent expense on a straight-line basis. Rent expense for the years ended September 30, 2005, 2004, and 2003 was $11.5 million, $7.8 million, and $5.7 million, respectively.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

(8) Deposits

At September 30, 2005 and 2004, BankUnited had outstanding non-interest bearing deposits of $372 million and $247 million, and interest bearing deposits of $4.4 billion and $3.3 billion, respectively. At September 30, 2005 and 2004, there were overdrafts of approximately $1.7 million and $1.8 million, respectively. Certificate accounts with balances of $100 thousand or more totaled approximately $1.2 billion and $732 million at September 30, 2005 and 2004, respectively.

The following table sets forth maturities of certificates of deposit equal to or greater than $100 thousand as of September 30, 2005.

As of September 30, 2005 (1)
(In thousands)
Three months or less	$251,568
Over 3 months through 6	275,419
Over 6 months through 12	363,202
Over 12 months through 24	207,114
Over 24 months through 36	49,894
Over 36 months through 48	25,212
Over 48 months through 60	40,104

$1,212,513

(1)	Included in the table above are $300 million of certificates of deposit issued to the State of Florida, and $520 thousand issued to the City of Ft. Lauderdale, referred to as public funds, with interest rates ranging from 1.85% to 4.73%. These certificates are collateralized with FNMA, and FHLMC mortgage-backed securities with an aggregate market value of approximately $152 million at September 30, 2005.

Interest expense on deposits for the years ended September 30, 2005, 2004 and 2003 was as follows:

	September 30,
	2005	2004	2003
	(In thousands)
Transaction and money market accounts	$5,482	$4,109	$5,391
Savings accounts	21,096	16,475	14,211
Certificates of deposit	71,735	51,344	62,957

	$98,313	$71,928	$82,559

Early withdrawal penalties on certificates of deposit are recognized as a reduction of interest expense on deposits. For the years ended September 30, 2005, 2004 and 2003, early withdrawal penalties totaled $350 thousand, $235 thousand and $250 thousand, respectively.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

(9) Borrowings

Securities Sold under Agreements to Repurchase

Interest expense on securities sold under agreements to repurchase aggregated $36.2 million, $12.6 million and $7.6 million for the years ended September 30, 2005, 2004 and 2003, respectively.

The following sets forth information concerning repurchase agreements for the periods indicated:

	As of and for the Years Ended September 30,
	2005	2004
	(Dollars in thousands)
Maximum amount of outstanding agreements at any month end during the period	$1,316,852	$1,200,015
Average amount outstanding during the period	$1,231,345	$852,915
Weighted average interest rate for the period	2.94%	1.46%

The carrying amount of securities sold under agreements to repurchase, and the maturity of the agreements, as of September 30, 2005 was as follows:

	Maturities of Agreements Outstanding as of September 30, 2005
	Overnight	Within 30 Days	30 to 90 Days	Over 90 Days	Total
	(In thousands)
Mortgage-backed securities	$—	$384,327	$524,266	$—	$908,593
Investment securities	$152,755	$50,000	—	50,000	252,755
Total (1)	$152,755	$434,327	$524,266	$50,000	$1,161,348

(1)	The weighted average interest rate on repurchase agreements outstanding as of September 30, 2005 was 3.88%.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

Advances from Federal Home Loan Bank

Advances outstanding as of September 30, 2005 and 2004 from the Federal Home Loan Bank of Atlanta incur interest and have contractual repayments as follows:

	As of September 30,
	2005			2004
	Amount	Range of Interest Rates		Amount	Range of Interest Rates
	(Dollars in thousands)
Repayable During Year Ending September 30,
2005				$769,000	1.90%	– 7.43%
2006	$2,321,285	1.90%	6.65%	851,319	0.64%	– 6.65%
2007	705,000	2.34%	4.59%	450,000	0.40%	– 3.43%
2008 (3)	155,000	2.59%	3.95%	325,000	1.19%	– 5.50%
2009	—		—	125,000	4.01%	– 5.48%
2010 (4), (6)	150,000	3.61%	3.72%	480,000	5.44%	– 6.94%
2011	—	—	—	64,000	4.70%	– 5.67%
2012 (2)	50,000	4.01%	4.01%	50,000	4.01%	4.01%
2015 (5), (7), (8), (9)	439,100	3.46	4.79%

Total contractual outstandings	3,820,385			3,114,319
Fair value adjustments (1)	—			1,109

Total carrying amount	$3,820,385			$3,115,428

(1)	Fair value adjustments to advances were made in accordance with SFAS No. 133 for hedge accounting transactions using interest rate swaps in which advances were the hedged item as of September 30, 2004. The notional amount of interest rate swaps used in these transactions was $200 million as of September 30, 2004. There were no interest rate swaps used as hedged against advances as of September 30, 2005.
**(2)	Advances for $50 million are callable by the FHLB in 2006
*(3)	Advances for $125 million are callable by the FHLB in 2007
**(4)	Advances for $50 million are callable by the FHLB in 2007
**(5)	Advances for $214 million are callable by the FHLB in 2007
**(6)	Advances for $100 million are callable by the FHLB in 2008
**(7)	Advances for $50 million are callable by the FHLB in 2008
**(8)	Advances for $75 million are callable by the FHLB in 2008
**(9)	Advances for $100 million are callable by the FHLB in 2009
*	Europan convertible advances with one call date
**	Callable on call date and each quarter there after

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

The terms of a security agreement with the FHLB of Atlanta include a specific assignment of collateral that requires the maintenance of qualifying first mortgage loans as pledged collateral with unpaid principal amounts at least equal to 100% of the FHLB advances, when discounted at 85% of the unpaid principal balance. The FHLB of Atlanta stock, which is recorded at cost of $190 million as of September 30, 2005, is also pledged as collateral for these advances.

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

Under the terms of the First Supplemental Indenture entered into in December 2004, BankUnited has irrevocably elected and agreed to pay only cash in settlement of the principal amount of the Notes in respect of its conversion obligations. BankUnited has retained the right to elect to settle any and all conversion obligations in excess of the principal amount of the Notes in cash or shares of Class A Common Stock or a combination of cash and shares of Class A Common Stock. As a result of the amendment effected by the First Supplemental Indenture, the Notes will have no effect on the calculation of BankUnited’s diluted average shares outstanding until the market price for BankUnited’s Class A Common Stock exceeds the conversion price of $38.06 per share.

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

The notes are senior unsecured obligations, ranking equally in right of payment with all of BankUnited’s existing and future unsecured senior indebtedness. The notes are effectively subordinated to BankUnited’s entire senior secured indebtedness and all indebtedness and liabilities of its subsidiaries. As of September 30, 2005, BankUnited did not have any senior secured indebtedness.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

Trust Preferred Securities and Subordinated Debentures

BankUnited operates wholly-owned trust subsidiaries (“Trust Subsidiaries”) for the purpose of issuing Trust Preferred Securities and investing the proceeds from the sale thereof in Junior Subordinated Deferrable Interest Debentures issued by BankUnited (the “Subordinated Debentures”). All of the proceeds of the Trust Preferred Securities plus common securities issued by the Trust Subsidiaries are invested in Subordinated Debentures, which represent the sole assets of the Trust Subsidiaries. The Trust Preferred Securities pay preferential cumulative cash distributions at the same rate as the Junior Subordinated Debentures held by the Trust Subsidiaries. Considered together, back-up undertakings made by BankUnited with respect to the Trust Preferred Securities constitute a full and unconditional guarantee by BankUnited of the obligations of the Trust Preferred Securities. The carrying amount of trust preferred securities and subordinated debentures in BankUnited’s Consolidated Statement of Financial Condition of $195 million as of September 30, 2005, represents Trust Preferred Securities issued by its consolidated Trust Subsidiaries and the Subordinated Debentures issued to its non-consolidated Trust Subsidiaries. In addition BankUnited adjusts the carrying amount of certain Trust Preferred Securities in accordance with the hedge accounting requirements of SFAS No. 133.

The following table provides information for each of BankUnited’s Trust Subsidiaries with outstanding Trust Preferred Securities as of September 30, 2005:

	Outstanding as of September 30, 2005
	Trust Preferred Securities		Common Securities	Subordinated Debentures		Annual Rate of Preferential Cash Distribution	Maturity Date
BankUnited Capital	$22,880	(1)	$2,800	$25,680		10.25%	12/31/2026
BankUnited Statutory Trust I (8)	20,000		619	20,619	(1)	3-Month Libor+3.60% (2)	12/18/2031
BankUnited Statutory Trust II (8)	25,000		774	25,774	(1)	3-Month Libor+3.60% (3)	3/26/2032
BankUnited Statutory Trust III (8)	25,000		774	25,774	(1)	3-Month Libor+3.60% (4)	9/26/2032
BankUnited Statutory Trust IV (8)	20,000		619	20,619		3-Month Libor+3.40% (5)	11/15/2032
BankUnited Statutory Trust V (8)	15,000		464	15,464		3-Month Libor+3.25% (6)	12/19/2032
BankUnited Statutory Trust VI (8)	17,640		546	18,186		3-Month Libor+3.15% (7)	3/26/2033
BUFC Statutory Trust VII (8)	15,000		464	15,464	(1)	3-Month Libor+3.25%	4/3/2033
BankUnited Statutory Trust VIII (8)	15,000		464	15,464		3-Month Libor + 1.86%	11/30/2034
BankUnited Statutory Trust IX (8)	15,000		464	15,464		5.84% (9)	11/30/2034

Total	$190,520		$7,988	$198,508

(1)	BankUnited uses interest rate swap and cap contracts to hedge interest rate risk on these instruments with notional amounts of $68 million and $40 million as of September 30, 2005, respectively. See note (10) Accounting for Derivatives and Hedging Activities. Included in the carrying amount of Trust Preferred Securities issued by BankUnited Capital as of September 30, 2005 is a $208 thousand hedge accounting adjustment made in accordance with SFAS No. 133.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

(2)	Not to exceed 12.50% prior to December 18, 2006.
(3)	Not to exceed 11.00% prior to March 26, 2007.
(4)	Not to exceed 11.90% prior to September 26, 2007.
(5)	Not to exceed 11.90% prior to November 15, 2007.
(6)	Not to exceed 11.75% prior to December 26, 2007.
(7)	Not to exceed 11.75% prior to March 26, 2008.
(8)	In accordance with FIN 46, BankUnited has not consolidated these Trust Subsidiaries.
(9)	Fixed at 5.84% until 12/30/2009 at which time the rate converts to floating at 3-Month Libor + 1.86%.

(10) Accounting for Derivatives and Hedging Activities

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

Forward Sales Contracts

BankUnited enters into forward sales contracts in order to economically hedge fair value exposure of loan commitments to a change in interest rates. Since both the loan commitments and forward sales contracts are derivatives, this hedging relationship does not qualify for hedge accounting under SFAS No. 133. Fair value changes of forward sales contracts, related to loan commitments, are recorded in earnings under non-interest expense with an offset in other liabilities.

These forward contracts extend beyond the loan commitment period and are also used to offset fair value exposure of loans held for sale to changes in interest rates. This relationship exists until either the loan is sold or until the forward contract expires. These forward contracts may be allocated to loans held for sale when that relationship qualifies for hedge accounting, in which case any ineffectiveness is charged to earnings under non-interest expense with an offset to other liabilities. They may also be allocated to loans held for sale that are accounted for under the lower of cost or market method, in which case their changes in fair value are also recorded in earnings under non-interest expense with an offset in other liabilities.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

Interest Rate Swaps and Caps

BankUnited enters into interest rate swap and cap contracts as fair value and cash flow hedges (“hedge”) for the purpose of hedging long-term fixed and variable rate debt (“hedged item”), respectively. All terms of the hedge contracts, with the exception of the right to defer interest payments, are the same as those of the hedged item. BankUnited expects these hedge contracts to be highly effective in offsetting fair value changes for fair value hedges and cash flow changes for cash flow hedges of its long-term debt, and therefore applies hedge accounting treatment. Hedges designated by BankUnited to change the fixed interest rate to variable on fixed long-term debt are treated as qualifying fair value hedges. The accounting treatment for fair value hedges is to record the change in fair value during the period of both the hedge instrument and the hedged item into current earnings. Hedges designated by BankUnited to change the variable interest rate to fixed on variable long-term debt are treated as qualifying cash flow hedges. The accounting treatment for cash flow hedges is to record the effective portion of the gain or loss on the hedge instrument as a component of other comprehensive income, net of tax, with an offsetting amount recorded in either other assets or other liabilities. The amounts recorded in other accumulated comprehensive income will be reclassified into current earnings in the same period in which the hedged item affects earnings.

The following table summarizes certain information with respect to the use of derivatives and their impact on BankUnited’s statements of income during the years ended September 30, 2005, 2004, and 2003:

	For the Years Ended September 30,
	2005	2004	2003
	(In thousands)
Fair Value Hedges
Net gain (loss) recorded in earnings due to ineffectiveness	$5	$(5)	$—
Net (loss) gain recorded in earnings upon settlement of swap related to extinguishment of debt	(1,369)	—	1,445
Other Derivatives (1)
Net gain (loss) recorded in earnings	55	924	(595)

Total net (loss) gain recorded in earnings due to derivatives	$(1,309)	$919	$850

Note: There was no ineffectiveness related to cash flow hedges during the years ended September 30, 2005, 2004 and 2003. Within the next 12 months, BankUnited estimates that $445 thousand will be reclassified out of other comprehensive income as a charge to earnings.

(1)	These derivatives are used by BankUnited to economically hedge interest rate risk, but do not qualify for hedge accounting treatment.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

(11) Regulatory Capital

The Bank’s regulatory capital levels as of September 30, 2005, 2004, and 2003 were as follows:

	As of September 30,
	2005	2004	2003
	(Dollars in thousands)
Tier 1 Leverage Capital
Amount	$756,810	$622,328	$514,690
Actual Ratio	7.1%	7.3%	7.3%
Well-Capitalized Minimum Ratio (1)	5.0%	5.0%	5.0%
Adequately Capitalized Minimum Ratio (1)	4.0%	4.0%	4.0%
Tier 1 Risk-Based Capital (1)
Amount	$756,810	$622,328	$514,690
Actual Ratio	14.0%	15.1%	15.5%
Well-Capitalized Minimum Ratio (2)	6.0%	6.0%	6.0%
Adequately Capitalized Minimum Ratio (2)	4.0%	4.0%	4.0%
Total Risk-Based Capital
Amount	$774,390	$644,060	$534,062
Actual Ratio	14.5%	15.6%	16.1%
Well-Capitalized Minimum Ratio (2)	10.0%	10.0%	10.0%
Adequately Capitalized Minimum Ratio (2)	8.0%	8.0%	8.0%

(1)	Tier 1 risk-based capital ratio is the ratio of core capital to risk weighted assets.
(2)	Based on Office of Thrift Supervision regulations adopted to implement the “prompt corrective action” provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991.

Regulatory capital and net income amounts as of and for the years ended September 30, 2005, 2004 and 2003 did not differ from regulatory capital and net income amounts reported to the OTS.

Payment of dividends by the Bank is limited by federal regulations, which provide for certain levels of permissible dividend payments depending on the Bank’s regulatory capital and other relevant factors. In March, June, and September of 2005, BankUnited Financial Corporation contributed $42 million, $30 million, and $25 million, respectively, in additional capital to the Bank. In April and September 2004, BankUnited Financial Corporation contributed $30 million and $20 million, respectively, in additional capital to the Bank. The majority of these contributions were funded by proceeds BankUnited Financial Corporation received from the issuance of $120 million of convertible senior notes in February and March 2004.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

(12) Stockholders’ Equity

BankUnited has a capital structure with the following characteristics:

Preferred Stock:

Issued in series with rights and preferences to be designated by the Board of Directors. As of September 30, 2005 and 2004, 10,000,000 shares of Preferred Stock were authorized, 2,000,000 of which were designated to a particular series and 8,000,000 of which were not designated.

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

Common Stock:

Issued in series with rights and preferences to be designated by the Board of Directors. As of September 30, 2005 and 2004, 60,000,000 shares of Class A Common Stock and 3,000,000 shares of Class B Common Stock were authorized. The Board has designated 50,000,000 shares of Class A Common Stock to a series as of September 30, 2005 and 50,000,000 shares as of September 30, 2004.

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

BankUnited’s Board of Directors declared dividends of $0.005 per share on its Class A Common Stock on March 29, 2005, May 26, 2005, and August 26, 2005. BankUnited anticipates that it will continue to declare and pay such dividends on a quarterly basis subject to termination at any time at the sole discretion of the board. No dividends were declared or paid on BankUnited’s Commons Stock during fiscal 2004.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

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

During fiscal 2005, BankUnited purchased 89,700 shares of its Class A Common Stock in the open market at an average price of $24.69 per share for a total of $2.2 million. This represents a purchase of stock under the authorized purchase program. There are 910,300 shares available for purchase under this program as of September 30, 2005.

(13) Stock-Based Compensation and Other Benefit Plans

Stock-Based Compensation

At September 30, 2005, BankUnited had certain stock-based compensation plans designed to provide incentives to current and prospective officers, directors and employees of BankUnited and its subsidiaries. Under the plans, BankUnited may award stock options, stock appreciation rights, restricted stock, deferred stock, bonus stock and awards in lieu of obligations, dividend equivalents, other stock-based awards and performance awards in each of its classes of stocks.

The following table summarizes terms of BankUnited’s stock-based incentive compensation plans as of September 30, 2005:

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

ISO - Incentive Stock Option

NQ - Non-qualified Stock Option

Options granted under BankUnited’s stock option plans expire ten years after the date of grant and are granted at or above the fair market value of the stock on the date of grant. Option terms are determined by the Compensation Committee of BankUnited’s Board of Directors at the time of the grant. An option may be immediately vested and exercisable or become so over a period of years. If an option vests over a period of years, it is subject to forfeiture as to any portion which is not exercisable upon termination of employment unless otherwise provided by the option agreement or Compensation Committee.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

The following table presents additional data concerning activity of BankUnited’s outstanding stock options, for all classes in the aggregate, for the three years ended September 30, 2005:

	Number of Shares	Option Price per Share	Aggregate Option Price	Weighted Average Price per Share
	(Dollars in thousands, except per share data)
Options outstanding, September 30, 2002	3,347,388	$4.95 – 20.20	$32,262	$9.64
Options granted	1,036,300	15.50 – 32.63	20,920	20.19
Options exercised	(548,001)	5.73 – 15.56	(4,604)	8.40
Options expired	(236,346)	6.53 – 17.08	(2,963)	12.54

Options outstanding September 30, 2003	3,599,341	4.95 – 32.63	45,615	12.67
Options granted	403,319	21.98 – 43.61	11,679	28.96
Options exercised	(396,955)	4.95 – 21.62	(3,862)	9.73
Options expired	(366,307)	6.56 – 28.40	(5,683)	15.52

Options outstanding, September 30, 2004	3,239,398	5.68 –43.61	47,749	14.74
Options granted	712,731	21.98 – 43.61	20,371	28.58
Options exercised	(255,010)	4.95 – 21.62	(2,110)	8.27
Options expired	(36,928)	7.50 – 31.50	(701)	18.98

Options outstanding, September 30, 2005	3,660,191	$6.13 – $43.61	$65,309	$17.84

The weighted-average grant date fair value of options granted at fair value on the grant date during the years ended September 30, 2005, 2004, and 2003 was $2.2 million, $4.4 million and $8.1 million, respectively. The weighted-average grant date fair value of options granted above fair value on the grant date during the year ended September 30, 2005 was $2.8 million. There were no options granted during fiscal years 2004 and 2003 at a price above fair value on their grant dates.

Summarized below is information about stock options outstanding and exercisable, for all classes in the aggregate, at September 30, 2005.

	Outstanding			Exercisable
Exercise Price Range per Share	Number of Shares Outstanding	Average Life(1)	Average Price per Share(2)	Number of Shares	Average Price per Share(2)
$6.13 – $9.07	1,049,324	2.7	$7.56	993,476	$7.53
9.25 – 13.72	572,577	3.9	11.90	469,192	11.56
14.09 – 20.31	629,555	6.8	17.14	317,609	16.87
21.36 – 32.04	1,113,735	8.9	25.43	640,951	25.81
$32.05 – $43.61	295,000	8.3	$38.81	229,375	$40.57
	3,660,191			2,650,603

(1)	Weighted average contractual life remaining in years.
(2)	Weighted average exercise price per share.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

Summarized below is information about stock options outstanding and exercisable, for all classes, at September 30, 2004.

	Outstanding			Exercisable
Exercise Price Range per Share	Number of Shares Outstanding	Average Life(1)	Average Price per Share(2)	Number of Shares	Average Price per Share(2)
$ 5.68 - $ 7.56	1,000,602	3.4	$7.04	922,382	$7.0
8.63 - 12.93	609,263	4.3	10.04	548,974	10.19
13.14 - 20.12	814,139	7.5	15.58	289,376	14.89
20.30 - 29.15	580,394	8.8	23.08	92,254	23.52
31.95 - 43.61	235,000	9.3	36.19	—	—
	3,239,398			1,852,986

(1)	Weighted average contractual life remaining in years.
(2)	Weighted average exercise price per share.

The following table provides information on restricted stock for the periods presented.

	For the Years Ended September 30,
	2005	2004	2003
	(Dollars in thousands, except per share data)
Restricted Stock:
Shares awarded	110,135	70,364	109,225
Weighted average grant date fair value per share	$27.67	$27.65	$20.49
Weighted average grant date fair value	$3,048	$1,946	$2,238
Performance-based restricted stock:
Shares awarded	50,000	50,000	150,000
Weighted average grant date fair value per share	$41.74	$33.36	$23.73
Weighted average grant date fair value	$2,087	$1,668	$3,560

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

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

Had compensation cost for BankUnited’s stock-based compensation plans been determined based on the fair value at the grant dates for stock option awards consistent with the methodology prescribed by SFAS No. 123, BankUnited’s net income and earnings per share for fiscal 2005, 2004 and 2003, would have been reduced to the pro forma amounts indicated below:

	For the Years Ended September 30,
	2005	2004	2003
	(Dollars in thousands, except per share data)
Net income, as reported	$27,537	$50,722	$39,120
Add: Total stock-based employee and director compensation expense included in net income, net of related tax effects	1,794	1,574	429
Deduct: Total stock-based employee and director compensation expense determined under the fair value based method for all awards, net of related tax effects(1)	7,425	3,359	2,215

Pro forma net income	$21,906	$48,937	$37,334
Earnings per share:
Basic — as reported	$0.90	$1.69	$1.45
Basic — pro forma	$0.71	$1.63	$1.38
Diluted — as reported	$0.85	$1.58	$1.36
Diluted — pro forma	$0.68	$1.52	$1.29
Assumptions for weighted average grant-date fair value of options using the Black Scholes option pricing model are as follows:
Dividend yields	0.07%	—	—
Expected volatility	26.8%	31.0%	38.0%

Risk-free interest rates	3.83%	3.43%	3.55%

Expected life (in years)	4.6	5.6	5.5

(1)	BankUnited recognizes the tax effect of option exercises in additional paid in capital.

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

September 30, 2005

Compensation Committee and the CEO agreed that the term of such option shall be shortened from ten years to eight years. The Committee agreed with the President and COO that the term of his employment agreement, which would otherwise expire on September 30, 2007, shall be extended by one additional year, subject to such other terms and conditions specified therein.

On May 20, 2005, the Compensation Committee determined to accelerate the vesting of two additional stock options which were also granted to CEO under the 2002 Plan. The acceleration of vesting was approved to become effective immediately. As a result of the acceleration, an option granted to the CEO on April 28, 2004 for the purchase of 10,000 shares of the Company’s Noncumulative Convertible Preferred Stock, Series B (“Series B Preferred Stock”), at an exercise price of $38.97 per share, became immediately vested and exercisable, instead of vesting in eight equal installments commencing on the first anniversary of the date of grant; and an option granted to the CEO on October 26, 2004 for the purchase of 50,000 shares of the Series B Preferred Stock, at an exercise price of $41.74 per share, became immediately vested and exercisable instead of vesting in five equal installments commencing on the first anniversary of the date of grant. Each share of Series B Preferred Stock is convertible into 1.4959 shares of BankUnited’s Class B Common Stock, and each share of the BankUnited’s Class B Common Stock is convertible into one share of the BankUnited ‘s Class A Common Stock.

The acceleration of the vesting period for the options meets the criteria for variable accounting under FASB Interpretation No. 44. However, the exercise prices of both options were based on the fair market value of BankUnited’s Class A Common Stock on the dates of grant, which was $26.05 on April 28, 2004, and $27.90 on October 26, 2004. On May 20, 2005, the Company’s Class A Common Stock closed at $25.07. The fair market value of the Series B Preferred Stock, calculated as the closing price of the Class A Common Stock multiplied by 1.4959, was $37.50. Because the vesting of these options was accelerated at a time when their exercise prices were higher than the market value of the underlying stock, the acceleration did not result in a charge to earnings for compensation expense. The value of these options were reflected in the footnote disclosures to BankUnited’s financial statements for the quarter ending September 30, 2005, as required by SFAS No. 148. BankUnited projects that, if the vesting of these options had not been accelerated, then SFAS 123R would have required the BankUnited to recognize approximately $690,000 in compensation expense from these options over their remaining vesting terms, in quarters beginning after September 30, 2005.

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

BankUnited 401(k) Plan

BankUnited sponsors a 401(k) profit sharing plan for its eligible employees. Under the terms of the combined plan, eligible employees are permitted to contribute up to the limits set by law to the Plan. BankUnited currently makes matching contributions in the form of BankUnited Class A Common stock at a rate of 75% of employee contributions up to a maximum matching contribution of 4.5% of the employees salary. Employees are eligible to participate in the plan after one month of service and begin vesting in BankUnited’s contribution after two years of service at the rate of 25% per year up to 100%. For fiscal 2005, 2004 and 2003, the Bank made total matching contributions of approximately $1.3 million, $740 thousand, and $720 thousand, respectively.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

(14) Income Taxes

The components of the provision for income taxes for the years ended September 30, 2005, 2004 and 2003 are as follows:

	For the Years Ended September 30,
	2005	2004	2003
	(In thousands)
Current-federal	$1,065	$18,731	$72
Current-state	42	781	20
Deferred	9,271	3,629	16,459

Total	$10,378	$23,141	$16,551

BankUnited’s effective tax rate differs from the statutory federal income tax rate as follows:

	Years Ended September 30,
	2005		2004		2003
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Tax at federal income tax rate	$13,270	35.0%	$25,852	35.0%	$19,485	35.0%

Increase (decrease) resulting from:
Tax exempt income	(2,688)	(7.1)	(2,563)	(3.5)	(2,352)	(4.2)
State tax, less effect on federal tax	27	0.1	508	0.7	13	—
Other, net	(231)	(0.6)	(656)	(0.9)	(595)	(1.1)

Total	$10,378	27.4%	$23,141	31.3%	$16,551	29.7%

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

The tax effects of significant temporary differences included in the net deferred tax liability as of September 30, 2005 and 2004 were:

	September 30,
	2005	2004
	(In thousands)
Deferred tax asset:
Non-accrual interest	$162	$483
Loan loss and other reserves	9,241	8,665
Unrealized losses in other comprehensive income	12,439	3,916
Net operating loss (1)	3,375	—
Other	1,568	991

Gross deferred tax asset	26,785	14,055

Deferred tax liability:
Deferrals and amortizations	5,788	5,327
Depreciation	753	1,750
Deferred REIT income	27,877	16,228
Contingent interest on convertible senior notes	3,110	1,080
Other	558	224
Gross deferred tax liability	38,086	24,609
Net deferred tax liability	$11,301	$10,554

(1)	This net operating loss will be carried forward for tax purposes and, if unused, will expire in BankUnited’s fiscal year 2025.

BankUnited files a consolidated federal income tax return with its subsidiaries other than BU REIT, Inc. on a fiscal year ending on September 30. BU REIT, Inc. files a separate tax return on a calendar-year basis.

At September 30, 2005, BankUnited had $409 thousand in tax bad debt reserves originating before December 31, 1987 for which deferred taxes have not been provided. The amount becomes taxable under the Internal Revenue Code upon the occurrence of certain events, including certain non-dividend distributions. BankUnited does not anticipate any actions that would ultimately result in the recapture of this amount for income tax purposes.

The components of deferred income tax benefit relate to the following:

	Years Ended September 30,
	2005	2004	2003
	(In thousands)
Deferred REIT income	$11,648	$(1,586)	$17,814
Differences in book/tax depreciation	(997)	532	500
Non-accrual interest	321	380	(131)
Net operating loss	(3,375)	3,159	(3,159)
Loan loss and other reserves	(575)	(776)	(132)
Deferrals and amortization	460	1,457	1,831
Contingent interest	2,030	1,080	—
Stock-based compensation	(682)	(619)	(153)
Other	441	2	(111)

Total deferred tax benefit	$9,271	$3,629	$16,459

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

(15) Commitments and Contingencies

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

Total commitments at September 30, 2005 and 2004 were as follows:

	September 30,
	2005	2004
	(In thousands)
Commitments to fund loans:
Residential	$193,720	$176,727
Commercial and commercial real estate	159,834	72,785
Construction	168,754	70,197
Unfunded commitments under lines of credit	581,638	401,441
Commercial and standby letters of credit	38,849	53,539

Total	$1,142,795	$774,689

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

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

(16) Related Party Transactions

From time to time, BankUnited makes loans in the ordinary course of its business as a financial institution to directors, officers and employees of BankUnited, as well as to members of their immediate families and affiliates, to the extent consistent with applicable laws and regulations. As of September 30, 2005 and 2004, these loans totaled $6.4 million, and $5.6 million, respectively.

The following table provides an analysis of changes in the amounts of related party loans during fiscal years 2005 and 2004:

	Related Party Loans
	2005	2004
	(In thousands)
Beginning balance	$5,593	$6,307
Additions	2,403	1,141
Payments	(1,633)	(861)
Other (1)	—	(994)

Ending balance	$6,363	$5,593

(1)	Other represents loans to individuals who are no longer related parties.

During the 2005, 2004 and 2003 fiscal years, BankUnited retained the law firm of Camner, Lipsitz and Poller, Professional Association (“CLP”), as general counsel. Alfred R. Camner, Chief Executive Officer and Chairman of the Board of BankUnited, is the Senior Managing Director of CLP. During the 2005, 2004 and 2003 fiscal years, BankUnited paid CLP approximately $3.5 million, $3.6 million, and $3.7 million, respectively in legal fees allocable to loan closings, foreclosures, litigation, corporate and other matters.

During the 2005, 2004 and 2003 fiscal years, BankUnited obtained policies for directors’ and officers’ liability insurance, banker’s blanket bond insurance, commercial multi-peril insurance, and workers’ compensation insurance through Head-Beckham AmerInsurance Agency, Inc. (“Head-Beckham). Based on information provided by Head-Beckham, Head-Beckham received approximately $300 thousand, $169 thousand, and $92 thousand, respectively, in commissions on premiums paid for these policies. Marc Jacobson, a director of BankUnited, is a senior vice President and member of the Board of Directors of Head-Beckham. The fees paid to Head-Beckham for fiscal 2005 also includes $150 thousand for premiums paid on health and dental insurance policies. Based on information from American Central Insurance Agency (American Central), of which Mr. Jacobson’s wife is the president and owner, American Central received approximately $130 thousand, and $131 thousand during fiscal 2004 and 2003 respectively, in commission on premiums paid for health and dental insurance policies obtained by BankUnited through that agency.

In 1997, BankUnited entered into a lease for property located in the West Miami Airport area, on which it opened a branch office. The property was owned by a partnership owned 25% by Alfred Camner. BankUnited paid this partnership approximately $110 thousand in fiscal 2003. During fiscal 2003, the partnership sold the underlying subject property to an unaffiliated entity and ceased receiving payments from BankUnited, thus terminating the related party relationship.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

(17) BankUnited Financial Corporation

The following summarizes the major categories of BankUnited’s (holding company only) financial statements:

Condensed Statements of Financial Condition

	As of September 30,
	2005	2004
	(In thousands)
Assets:
Cash	$26,852	$15,605
Federal Home Loan Bank overnight deposits	101	75
Investments available for sale, at fair value	3,294	20,435
Mortgage-backed securities available for sale, at fair value	—	34,841
Loans held in portfolio, net	—	47,053
Accrued interest receivable	1,310	863
Investment in the Bank	769,500	646,370
Investment in other subsidiaries	3,772	3,282
Other assets	20,132	10,185
Total assets	$824,961	$778,709

Liabilities and Capital:
Convertible senior notes	$120,000	$120,000
Trust preferred securities and subordinated debentures	195,500	164,979
Other liabilities	1,845	1,073

Total liabilities	317,345	286,052
Stockholders’ equity	507,616	492,657

Total liabilities and stockholders’ equity	$824,961	$778,709

Condensed Statements of Operations

	For the Years Ended September 30,
	2005	2004	2003
	(In thousands)
Interest income	$2,160	$3,552	$6,710
Interest expense	13,259	9,509	23,232
Equity income of the Bank and other subsidiaries	40,523	58,850	53,713
Gain on sale of investment securities	1,040	165	1,846
Non-interest expenses	10,223	6,613	8,459

Income before income taxes	20,241	46,445	30,578
Income tax benefit	7,296	4,277	8,542

Net income	$27,537	$50,722	$39,120

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

Condensed Statements of Cash Flows

	For the Years Ended September 30,
	2005	2004	2003
	(In thousands)
Cash flows from operating activities:
Net income	$27,537	$50,722	$39,120
Less: Undistributed income of the other subsidiaries	(40,518)	(59,232)	(53,713)
Tax effect of stock options and restricted stock	1,691	1,962	1,537
Deferred Compensation	2,761	88	266
Other, net	(6,987)	10,489	6,099

Net cash (used in) provided by operating activities	(15,516)	4,029	(6,691)

Cash flows from investing activities:
Equity contributions to the Bank	(97,000)	(50,000)	—
Equity distributions from other subsidiaries	—	—	3,844
Net decrease (increase) in loans	45,859	(46,384)	—
Proceeds from repayments of mortgage-backed securities available for sale	1,278	5,037	1,291
Proceeds from the sale of investment securities available for sale	15,171	—	4,242
Proceeds from the sale of mortgage-backed securities available for sale	33,412	—	—
Purchase of investment securities available for sale	—	(71)	(361)
Purchase of mortgage-backed securities available for sale	—	(39,753)	—
Other, net	(1,332)	(118)	—

Net cash (used in) provided by investing activities	(2,612)	(131,289)	9,016

Cash flows from financing activities:
Net proceeds from issuance of junior subordinated deferrable interest debentures	30,928	—	69,734
Retirement of trust preferred securities	—	—	(165,520)
Proceeds from issuance of convertible senior notes	—	116,446	—
Net proceeds from issuance of stock	1,565	3,555	71,711
Purchase of stock	(2,214)	—	—
Dividends paid on stock	(878)	(379)	(316)

Net cash provided by (used in) financing activities	29,401	119,622	(24,391)

Increase(decrease) in cash and cash equivalents	11,273	(7,638)	(22,066)
Cash and cash equivalents at beginning of year	15,680	23,318	45,384

Cash and cash equivalents at end of year	$26,953	15,680	$23,318

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

(18) Estimated Fair Value of Financial Instruments

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

The fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings and transaction accounts, and money market accounts, is equal to the amount payable on demand. The fair value of certificates of deposit is based on the discounted value of contractual cash flows.

The fair value of borrowings, which include FHLB advances, securities sold under agreements to repurchase and senior notes is determined by discounting the scheduled cash flows through maturity using estimated market discount rates that reflect the interest rate currently available in the market.

Fair value for derivatives are based solely on quotes provided by independent third parties.

The estimated fair value of BankUnited’s financial instruments as of September 30, 2005 and 2004 was as follows:

	As of September 30,
	2005		2004
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$238,051	$238,051	$181,894	$181,894
Investments	289,932	289,932	333,939	333,939
Mortgage-backed securities	1,626,005	1,626,005	2,068,180	2,068,180
Loans receivable, net (1)	8,039,788	8,060,715	5,755,586	5,758,764
FHLB stock and other earning assets	190,043	190,043	156,166	156,166
Financial liabilities:
Deposits	$4,733,355	$4,717,212	$3,528,262	$3,538,244
Borrowings(2)	5,101,733	5,078,002	4,417,665	4,483,696
Trust preferred securities and subordinated debentures	195,500	204,774	164,979	165,236
Derivative instruments, net debit (credit)	1,029	1,029	874	874

(1)	Including loans held for sale.
(2)	Excluding trust preferred securities and subordinated debentures.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

An evaluation of the effectiveness of the design and operation of BankUnited’s disclosure controls and procedures was carried out by BankUnited as of period end, under the supervision and with the participation of BankUnited’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, BankUnited’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by BankUnited in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. We may make changes to our disclosure controls and procedures periodically as we review their design and effectiveness on a continuing basis. No change in internal control over financial reporting occurred during the quarter ended September 30, 2005, that has materially affected, or is likely to affect, such internal control over financial reporting. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(See Management’s Report on Internal Control Over Financial Reporting in Item 8. Consolidated Financial Statements and Supplementary Data).

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information contained under the captions “Election of Directors” and “Miscellaneous Section (16)a Beneficial Ownership Reporting Compliance” to appear in BankUnited’s definitive proxy statement relating to BankUnited’s 2005 Annual Meeting of Stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of BankUnited’s fiscal year covered by this report on Form 10-K (hereinafter referred to as the “Annual Meeting Proxy Statement”), is incorporated herein by reference. Information concerning the executive officers and directors of BankUnited is included in Part I of this Report on Form 10-K.

BankUnited has adopted a “Code of Ethics for the Chief Executive Officer and Senior Financial Officers” that applies to our chief executive officer, chief financial officer and chief accounting officer and controller. This code of ethics was filed as an exhibit to BankUnited’s Annual Report on Form 10-K for the year ended September 30, 2003. We intend to satisfy the requirements under Item 10 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of this code of ethics by posting such information on our internet website (www.bankunited.com) .

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

Stock Compensation Plan Information

The following table sets forth information as of September 30, 2005, with respect to stock compensation plans under which equity securities are authorized for issuance.

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issues
Stock based compensation plans approved by stockholders	3,660,191	$17.84	507,101
Stock based compensation plans not approved by stockholders	—	—	—

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

Item 13. Certain Relationships and Related Transactions.

The information contained under the captions “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions” to appear in the Annual Meeting Proxy Statement is incorporated herein by reference. See, also, note (16) Related Party Transactions in the Notes to Consolidated Financial Statements.

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

The following consolidated financial statements of BankUnited and the report of the Independent Registered Certified Public Accounting Firm thereon filed with this report:

Report of Independent Registered Certified Public Accounting Firm (PricewaterhouseCoopers LLP).
Consolidated Statements of Financial Condition as of September 30, 2005 and 2004.
Consolidated Statement of Operations for the years ended September 30, 2005, 2004, and 2003.
Consolidated Statement of Stockholders’ Equity for the years ended September 30, 2005, 2004, and 2003.
Consolidated Statements of Cash Flows for the years ended September 30, 2005, 2004 and 2003.
Notes to Consolidated Financial Statements.

(2)	Financial Statement Schedules.

Schedules are omitted because the conditions requiring their filing are not applicable or because the required information is provided in the Consolidated Financial statements, including the Notes thereto.

(3)	Exhibits.*

3.1	Articles of Incorporation of BankUnited, as amended (Exhibit 4.1 to BankUnited’s Quarterly Report on Form 10-Q, as filed with the Commission on May 12, 2004).

3.2	Bylaws of BankUnited, as amended (Exhibit 3.2 to BankUnited’s Annual Report on Form 10-K, as filed with the Commission on December 30, 2002).

4.1	Statement of Designation of Series 1 Class A Common Stock and Class B Common Stock of BankUnited (included as an appendix to Exhibit 3.1 to BankUnited’s Quarterly Report on Form 10-Q filed with the Commission on May 2, 2003).

4.2	Statement of Designation of Noncumulative Convertible Preferred Stock, Series A of BankUnited (included as appendix to Exhibit 3.1 to BankUnited’s Quarterly Report on Form 10-Q filed with the Commission on May 2, 2003).

4.3	Statement of Designation of Noncumulative Convertible Preferred Stock, Series B of BankUnited (included as appendix to Exhibit 3.1 to BankUnited’s Quarterly Report on Form 10-Q filed with the Commission on May 2, 2003).

4.4	Statement of Designation of Noncumulative Convertible Preferred Stock, Series C of BankUnited (included as appendix to Exhibit 3.1 to BankUnited’s Quarterly Report on Form 10-Q filed with the Commission on May 2, 2003).

4.5	Statement of Designation of Noncumulative Convertible Preferred Stock, Series C-II of BankUnited (included as appendix to Exhibit 3.1 to BankUnited’s Quarterly Report on Form 10-Q filed with the Commission on May 2, 2003).

4.6	Statement of Designation of 8% Noncumulative Convertible Preferred Stock, Series 1993 of BankUnited (included as appendix to Exhibit 3.1 to BankUnited’s Quarterly Report on Form 10-Q filed with the Commission on May 2, 2003).

4.7	Statement of Designation of 9% Noncumulative Perpetual Preferred Stock of BankUnited (included as appendix to Exhibit 3.1 to BankUnited’s Quarterly Report on Form 10-Q filed with the Commission on May 2, 2003).

4.8	Statement of Designation of 8% Noncumulative Convertible Preferred Stock, Series 1996 of BankUnited (included as appendix to Exhibit 3.1 to BankUnited’s Quarterly Report on Form 10-Q filed with the Commission on May 2, 2003).

4.9	Form of Letter Agreement between BankUnited and the holders of shares of BankUnited’s Noncumulative Convertible Preferred Stock, Series B (Exhibit 4.7 to BankUnited’s Form 10-K Report for the year ended September 30, 1998, as filed with the Commission on December 29, 1998, the “1998 10-K”).

4.10	BankUnited and its subsidiaries have certain long-term debt outstanding. None of the instruments evidencing such debt authorizes an amount of securities in excess of 10% of the total assets of BankUnited and its subsidiaries on a consolidated basis; therefore, copies of such instruments are not included as exhibits to this Annual Report of Form 10-K. BankUnited agrees to furnish copies to the Commission upon request.

4.11	Indenture, dated February 27, 2004, between BankUnited and U.S. Bank National Association related to the issuance of BankUnited’s 3.125% Convertible Senior Notes due 2034 (included as Exhibit 4.2 to BankUnited’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2004).

4.12	Registration Rights Agreement, dated February 27, 2004, between BankUnited and the initial purchasers named therein (included as Exhibit 4.3 to BankUnited’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2004).

4.13	Form of 3.125% Convertible Senior Note due 2034 (included as appendix A to Exhibit 4.2 to BankUnited’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2004).

4.14	Purchase Agreement, dated February 24, 2004, between BankUnited and the initial purchasers named therein related to the issuance of BankUnited’s 3.125% Convertible Senior Notes due 2034 (included as Exhibit 4.4 to BankUnited’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2004).

10.1	Non-statutory Stock Option Plan, as amended, (Exhibit 4.9 to BankUnited’s Form S-8 Registration Statement, File No. 33-76882, as filed with the Commission on March 24, 1994).**

10.2	1992 Stock Bonus Plan, as amended (Exhibit 10.2 to BankUnited’s Form 10-K Report for the year ended September 30, 1994, the “1994 10-K”).**

10.3	1994 Incentive Stock Option Plan. (Exhibit 10.3 to the 1994 10-K).**

10.4	1996 Incentive Compensation and Stock Award Plan. (Exhibit 10.2 to BankUnited’s Report on Form 10-Q for the quarter ended December 31, 1999, as filed with the Commission on February 14, 2000).**

10.5	2002 Stock Award and Incentive Plan, as amended (included as Exhibit 10.5 to BankUnited’s Annual Report on Form 10-K filed with the Commission on December 18, 2003).**

10.6	BankUnited 401(k)/Profit Sharing Plan (Exhibit 10.6 to the Annual Report on Form 10-K filed with the Commission on December 30, 2002).**

10.7	Employment Agreement between BankUnited and Alfred R. Camner (included in Exhibit 4 to Alfred R. Camner’s Schedule 13D/A, as filed with the Commission on April 25, 2002).***

10.8	Amendment to Employment Agreement between BankUnited and Alfred R. Camner (Exhibit 2 to Alfred R. Camner’s Schedule 13D/A, as filed with the Commission on December 17, 2002).***

10.9	Employment Agreement between the Bank and Alfred R. Camner (included in Exhibit 4 to Alfred R. Camner’s Schedule 13D/A, as filed with the Commission on April 25, 2002).***

10.10	Employment Agreement between BankUnited and Ramiro Ortiz, as amended (Exhibit 10.10 to the Annual Report on Form 10-K filed with the Commission on December 30, 2002).***

10.11	Employment Agreement between the Bank and Ramiro Ortiz, as amended (Exhibit 10.11 to the Annual Report on Form 10-K filed with the Commission on December 30, 2002).***

10.12	Form of Amendment to the Employment Agreement between BankUnited and Alfred R. Camner (included as Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the Commission on August 11, 2003).***

10.13	Form of Amendment to the Employment Agreement between the Bank and Alfred R. Camner (included as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the Commission on August 11, 2003).***

10.14	Form of Amendment to the Employment Agreement between BankUnited and Alfred R. Camner (included as Exhibit 2 to Alfred R. Camner’s Schedule 13D/A, as filed with the Commission on December 15, 2003).***

10.15	Form of Amendment to the Employment Agreement between the Bank and Ramiro Ortiz (included as Exhibit 10.15 to BankUnited’s Annual Report on Form 10-K filed with the Commission on December 18, 2003).***

10.16	Form of Amendment to the Employment Agreement between BankUnited and Ramiro Ortiz (included as Exhibit 10.16 to BankUnited’s Annual Report on Form 10-K filed with the Commission on December 18, 2003).***

10.17	Form of Amendment to Employment Agreement between BankUnited and Alfred R. Camner (included as Exhibit 10.2 to BankUnited’s Quarterly Report on Form 10-Q filed with the Commission on February 12, 2004).***

10.18	Underwriting Agreement (Exhibit 1.1 to BankUnited’s Amendment No. 2 to Form S-3 Registration Statement, File No. 33-104970, as filed with the Commission on May 21, 2003).

10.19	Form of Change in Control Agreement between BankUnited and Felix Garcia (included as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Commission on August 11, 2003).***

10.20	Form of Change in Control Agreement between BankUnited and Humberto Lopez (included as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Commission on February 2, 2003).***

10.21	Form of Change in Control Agreement between BankUnited and Abel Iglesias (included as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Commission on August 11, 2003).***

10.22	Form of Change in Control Agreement between BankUnited and Robert Marsden (included as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Commission on May 2, 2003).***

10.23	Form of Change in Control Agreement between BankUnited and Carlos Fernandez-Guzman (included as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Commission on May 2, 2003).***

10.24	Form of Change in Control Agreement between BankUnited and Douglas Sawyer (included as Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the Commission on May 2, 2003).***

10.25	Form of Change in Control Agreement between BankUnited and Roberta Kressel (included as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the Commission on May 2, 2003).***

10.26	Change in Control Agreement between the Bank and Lawrence H. Blum (Exhibit 10.13 to the Annual Report on Form 10-K filed with the Commission on December 30, 2002).***

10.27	Form of Change in Control Agreement between BankUnited and Bernardo Argudin (included as Exhibit 10.1 to BankUnited’s Quarterly Report on Form 10-Q filed with the Commission on February 12, 2004).***

10.28	BankUnited Financial Corporation Code of Ethics for the Chief Executive Officer and Senior Financial Officers (included as Exhibit 10.27 to BankUnited’s Annual Report on Form 10-K filed with the Commission on December 18, 2003).

10.29	Agreement for Advances and Security Agreement with Blanket Floating Lien effective October 1, 2002 between the Bank and the Federal Home Loan Bank of Atlanta (included as Exhibit 10.1 to BankUnited’s Quarterly Report on Form 10-Q9 filed with the Commission on February 14, 2003).

10.30	Participation Agreement between the Bank and BU, Reit, Inc. (included as Exhibit 10.2 to BankUnited’s Quarterly Report on Form 10-Q filed with the Commission on February 14, 2003).

10.31	Affiliate Collateral Pledge and Security Agreement effective October 1, 2002 between the Bank, BU Reit, Inc., and the Federal Home Loan Bank of Atlanta (included as Exhibit 10.3 to BankUnited’s Quarterly Report on Form 10-Q filed with the Commission on February 14, 2003).

10.32	Employment Agreement between BankUnited and Humberto L. Lopez (included as Exhibit 10.1 to the Form 8-K filed with the Commission on December 10, 2004).***

10.33	Employment Agreement between Bank and Humberto L. Lopez (included as Exhibit 10.2 to the Form 8-K filed with the Commission on December 10, 2004).***

10.34	Determination of performance goals and committee compensation (included as Exhibit 10.1 to the Form 10-Q filed with the Commission on February 8, 2005).

10.35	Amendment to the Employment Agreement between BankUnited and Ramiro Ortiz (included as Exhibit 10.1 to the Form 10-Q filed with the Commission on May 10, 2005).

10.36	Advances and Security Agreement effective February 5, 2005 between the Bank and the Federal Home Loan Bank of Atlanta (included as Exhibit 10.2 to the Form 10-Q filed with the Commission on May 10, 2005).

10.37	Joinder Agreement effective February 5, 2005 among BU REIT, Inc., Bank and the Federal Home Loan Bank of Atlanta.

10.38	Amendment to the Employment Agreement between BankUnited and Alfred R. Camner (included as Exhibit 99.1 to the Form 8-K filed with the Commission on May 17, 2005).

10.39	Amendment to the Employment Agreement between Bank and Alfred R. Camner (included as Exhibit 99.2 to the Form 8-K filed with the Commission on May 17, 2005).

10.40	Employment Agreement between BankUnited and James R. Foster.

10.41	Employment Agreement between Bank and James R. Foster.

10.42	Employment Agreement between Bank and Robert Green.

12.1	Statement regarding calculation of ratio of earnings to combined fixed charges and preferred stock dividends.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Power of attorney (set forth on the signature page in Part IV of this Report on Form 10-K for the year ended September 30, 2004).

31.1	Certification of the Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibits followed by a parenthetical reference are incorporated herein by reference from the documents described therein. All references to the “Commission” shall signify the Securities and Exchange Commission.
**	Compensatory plans or arrangements.
***	Contracts with Management.

(b) Reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on December     , 2005.

BANK UNITED FINANCIAL CORPORATION

By:	/S/ ALFRED R. CAMNER
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on December 14, 2005 on behalf of the Registrant by the following persons and in the capacities indicated.

/S/ ALFRED R. CAMNER	Chairman of the Board, Chief Executive Officer, and Director (Principal Executive Officer)
Alfred R. Camner

/S/ RAMIRO A. ORTIZ	President, Chief Operating Officer, and Director
Ramiro A. Ortiz

/S/ LAWRENCE H. BLUM	Vice Chairman of the Board, Secretary and Director
Lawrence H. Blum

/S/ MARC D. JACOBSON	Director
Marc D. Jacobson

/S/ ALLEN M. BERNKRANT	Director
Allen M. Bernkrant

/S/ NEIL H. MESSINGER, M. D.	Director
Neil H. Messinger, M. D.

/S/ HARDY C. KATZ	Director
Hardy C. Katz

/S/ SHARON A. BROWN	Director
Sharon A. Brown

/S/ ALBERT E. SMITH	Director
Albert E. Smith

/S/ TOD ARONOVITZ	Director
Tod Aronovitz

/S/ LAUREN CAMNER	Director
Lauren Camner

/S/ HUMBERTO L. LOPEZ	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Humberto L. Lopez

/S/ BERNARDO M. ARGUDIN	Executive Vice President and Chief Accounting Officer
Bernardo M. Argudin

Exhibit Index

Exhibit Number	Description
10.40	Employment Agreement between BankUnited and James R. Foster.

10.41	Employment Agreement between Bank and James R. Foster.

10.42	Employment Agreement between Bank and Robert Green.

12.1	Statement regarding calculation of ratio of earnings to combined fixed charges and preferred stock dividends.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of the Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.