Form 10-K/A
period 2005-09-30
BANKUNITED FINANCIAL CORP
filed 2005-12-16
CIK 894490

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

None.

*	Based on reported beneficial ownership of all directors and executive officers of the Registrant; this determination does not, however, constitute an admission of affiliated status for any of these individual stockholders.

EXPLANATORY NOTE:

BankUnited Financial Corporation is hereby amending its previously filed Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (the “Report”). This Amendment No. 1 (the “Amendment”) is being filed solely for the purposes of correcting clerical errors by:

A) including the conformed signatures of management on Management’s Report on Internal Control Over Financial Reporting;

B) including the conformed signature of the Registrant’s independent registered certified public accounting firm on the Report of Independent Registered Certified Public Accounting Firm;

C) completing the date of the Registrant’s signature on the Signature Page of the Report; and

D) including the conformed signature of the Registrant’s independent registered certified public accounting firm on its consent filed as exhibit 23.1 of the Report and re-filing that consent as exhibit 23.1 to this Amendment.

As a result of this Amendment, the certifications required by Item 601(b)(31)(i) of Regulation S-K have been executed as of the date of this Amendment and are filed as exhibits to this Amendment. No revisions have been made with respect to any other disclosures contained in the Report.

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

/s/ PricewaterhouseCoopers LLP

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

(a)    Basis of Presentation and Principles of Consolidation

With the exception of certain trust subsidiaries which do not meet the criteria for consolidation, (see FIN No. 46 and FIN No. 46R in (t) Impact of Certain Accounting Pronouncements of this note) the consolidated financial statements include the accounts of BankUnited and its subsidiaries, including BankUnited, FSB (the “Bank”). The Bank provides a full range of banking services to individual and corporate customers through its branches in Florida. The Bank is subject to the regulations of certain federal agencies and undergoes periodic examinations by the Office of Thrift Supervision. All significant inter-company transactions and balances associated with consolidated subsidiaries have been eliminated.

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

			As of September 30, 2005
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

The following table provides information for each of BankUnited’s Trust Subsidiaries with outstanding Trust Preferred Securities as of September 30, 2005:

	Outstanding as of September 30, 2005
	Trust Preferred Securities		Common Securities	Subordinated Debentures		Annual Rate of Preferential Cash Distribution		Maturity Date
BankUnited Capital	$22,880	(1)	$2,800	$25,680		10.25%		12/31/2026
BankUnited Statutory Trust I (8)	20,000		619	20,619	(1)	3-Month Libor+3.60	% (2)	12/18/2031
BankUnited Statutory Trust II (8)	25,000		774	25,774	(1)	3-Month Libor+3.60	% (3)	3/26/2032
BankUnited Statutory Trust III (8)	25,000		774	25,774	(1)	3-Month Libor+3.60	% (4)	9/26/2032
BankUnited Statutory Trust IV (8)	20,000		619	20,619		3-Month Libor+3.40	% (5)	11/15/2032
BankUnited Statutory Trust V (8)	15,000		464	15,464		3-Month Libor+3.25	% (6)	12/19/2032
BankUnited Statutory Trust VI (8)	17,640		546	18,186		3-Month Libor+3.15	% (7)	3/26/2033
BUFC Statutory Trust VII (8)	15,000		464	15,464	(1)	3-Month Libor+3.25%		4/3/2033
BankUnited Statutory Trust VIII (8)	15,000		464	15,464		3-Month Libor+1.86%		11/30/2034
BankUnited Statutory Trust IX (8)	15,000		464	15,464		5.84	% (9)	11/30/2034

Total	$190,520		$7,988	$198,508

(1)	BankUnited uses interest rate swap and cap contracts to hedge interest rate risk on these instruments with notional amounts of $68 million and $40 million as of September 30, 2005, respectively. See note (10) Accounting for Derivatives and Hedging Activities. Included in the carrying amount of Trust Preferred Securities issued by BankUnited Capital as of September 30, 2005 is a $208 thousand hedge accounting adjustment made in accordance with SFAS No. 133.
(2)	Not to exceed 12.50% prior to December 18, 2006.
(3)	Not to exceed 11.00% prior to March 26, 2007.
(4)	Not to exceed 11.90% prior to September 26, 2007.
(5)	Not to exceed 11.90% prior to November 15, 2007.
(6)	Not to exceed 11.75% prior to December 26, 2007.
(7)	Not to exceed 11.75% prior to March 26, 2008.
(8)	In accordance with FIN 46, BankUnited has not consolidated these Trust Subsidiaries.
(9)	Fixed at 5.84% until 12/30/2009 at which time the rate converts to floating at 3-Month Libor + 1.86%.

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

The following table presents additional data concerning activity of BankUnited’s outstanding stock options, for all classes in the aggregate, for the three years ended September 30, 2005:

	Number of Shares	Option Price per Share	Aggregate Option Price	Weighted Average Price per Share
	(Dollars in thousands, except per share data)
Options outstanding, September 30, 2002	3,347,388	$4.95 – 20.20	$32,262	$9.64
Options granted	1,036,300	15.50 – 32.63	20,920	20.19
Options exercised	(548,001)	5.73 – 15.56	(4,604)	8.40
Options expired	(236,346)	6.53 – 17.08	(2,963)	12.54

Options outstanding September 30, 2003	3,599,341	4.95 – 32.63	45,615	12.67
Options granted	403,319	21.98 – 43.61	11,679	28.96
Options exercised	(396,955)	4.95 – 21.62	(3,862)	9.73
Options expired	(366,307)	6.56 – 28.40	(5,683)	15.52

Options outstanding, September 30, 2004	3,239,398	5.68 – 43.61	47,749	14.74
Options granted	712,731	21.98 – 43.61	20,371	28.58
Options exercised	(255,010)	4.95 – 21.62	(2,110)	8.27
Options expired	(36,928)	7.50 – 31.50	(701)	18.98

Options outstanding, September 30, 2005	3,660,191	$6.13 – $43.61	$65,309	$17.84

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

Summarized below is information about stock options outstanding and exercisable, for all classes in the aggregate, at September 30, 2005.

	Outstanding			Exercisable
Exercise Price Range per Share	Number of Shares Outstanding	Average Life(1)	Average Price per Share(2)	Number of Shares	Average Price per Share(2)
$ 6.13 - $ 9.07	1,049,324	2.7	$7.56	993,476	$7.53
9.25 - 13.72	572,577	3.9	11.90	469,192	11.56
14.09 - 20.31	629,555	6.8	17.14	317,609	16.87
21.36 - 32.04	1,113,735	8.9	25.43	640,951	25.81
$32.05 - $43.61	295,000	8.3	$38.81	229,375	$40.57

	3,660,191			2,650,603

(1)	Weighted average contractual life remaining in years.
(2)	Weighted average exercise price per share.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on December 14, 2005.

BANK UNITED FINANCIAL CORPORATION

By:	/s/ ALFRED R. CAMNER
Alfred R. Camner Chairman of the Board and Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alfred R. Camner, Ramiro A. Ortiz and Lawrence H. Blum and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on December 14, 2005 on behalf of the Registrant by the following persons and in the capacities indicated.

/s/ ALFRED R. CAMNER	Chairman of the Board, Chief Executive Officer, and Director (Principal Executive Officer)
Alfred R. Camner

/s/ RAMIRO A. ORTIZ	President, Chief Operating Officer, and Director
Ramiro A. Ortiz

/s/ LAWRENCE H. BLUM	Vice Chairman of the Board, Secretary and Director
Lawrence H. Blum

/s/ MARC D. JACOBSON	Director
Marc D. Jacobson

/s/ ALLEN M. BERNKRANT	Director
Allen M. Bernkrant

/s/ NEIL H. MESSINGER, M. D.	Director
Neil H. Messinger, M. D.

/s/ HARDY C. KATZ	Director
Hardy C. Katz

/s/ SHARON A. BROWN	Director
Sharon A. Brown

/s/ ALBERT E. SMITH	Director
Albert E. Smith

/s/ TOD ARONOVITZ	Director
Tod Aronovitz

/s/ LAUREN CAMNER	Director
Lauren Camner

/s/ HUMBERTO L. LOPEZ	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Humberto L. Lopez

/s/ BERNARDO M. ARGUDIN	Executive Vice President and Chief Accounting Officer
Bernardo M. Argudin

Item 15. Exhibits and Financial Statement Schedules

(a)	The Following Documents are Filed as Part of this Amendment

(3)	Exhibits

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of the Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned , thereunto duly authorized on December 16, 2005.

BANK UNITED FINANCIAL CORPORATION

By:	/S/ ALFRED R. CAMNER
Alfred R. Camner
Chairman of the Board and Chief Executive Officer

Exhibit Index

Exhibit No.	Description
23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of the Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002