Form 10-Q
period 2005-12-31
BANKUNITED FINANCIAL CORP
filed 2006-02-09
CIK 894490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock at the close of business on February 1, 2006 was 35,796,865 shares of Class A Common Stock, $.01 par value, and 431,562 shares of Class B Common Stock, $.01 par value.

This Form 10-Q contains 42 pages.

The Index to Exhibits appears on page 42.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q REPORT FOR THE QUARTER ENDED DECEMBER 31, 2005

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2005	September 30, 2005
	(Dollars in thousands, except share data)
ASSETS
Cash	$55,051	$60,870
Federal Home Loan Bank overnight deposits	32,505	175,249
Federal funds sold	4,041	1,932
Investments securities available for sale, at fair value	289,818	289,932
Mortgage-backed securities available for sale, at fair value (including assets pledged of $1,358,312 and $1,223,261, respectively	1,495,576	1,626,005
Mortgage loans held for sale at fair value	13,136	12,196
Loans held in portfolio	8,766,939	7,933,759
Add: Unearned discounts, premiums and deferred costs, net	138,102	119,588
Less: Allowance for loan losses	(28,646)	(25,755)

Loans held in portfolio, net	8,876,395	8,027,592

Federal Home Loan Bank stock and other earning assets	201,291	190,043
Office properties and equipment, net	43,089	41,072
Real estate owned	224	542
Interest receivable	51,033	41,621
Mortgage servicing rights	22,117	22,101
Goodwill	28,353	28,353
Bank-owned life insurance	113,583	112,383
Prepaid expenses and other assets	33,088	37,814

Total assets	$11,259,300	$10,667,705

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest bearing deposits	$4,648,317	$4,361,820
Non-interest bearing deposits	359,040	371,535

Total deposits	5,007,357	4,733,355

Securities sold under agreements to repurchase	1,215,561	1,161,348
Advances from Federal Home Loan Bank	4,070,350	3,820,385
Convertible senior notes	120,000	120,000
Trust preferred securities and subordinated debentures	195,108	195,500
Federal funds purchased	40,000	—
Interest payable	19,840	15,291
Advance payments by borrowers for taxes and insurance	26,507	74,998
Accrued expenses and other liabilities	42,216	39,212

Total liabilities	10,736,939	10,160,089

Commitments and Contingencies (See notes 8 and 10)
Stockholders’ Equity
Preferred Stock, $0.01 par value	10	9
Authorized shares—10,000,000
Issued shares—984,713 and 889,139 Outstanding shares—957,993 and 862,419 Treasury shares—26,720	(528)	(528)
Class A common stock, $0.01 par value	304	302
Authorized shares—60,000,000
Issued shares—30,448,400 and 30,202,220 Outstanding shares—30,014,971 and 29,768,791 Treasury shares—433,429	(5,223)	(5,223)
Class B common stock, $0.01 par value	6	6
Authorized shares—3,000,000
Issued shares—612,762 Outstanding shares—431,562 Treasury shares—181,200	(1,977)	(1,977)
Additional paid-in capital	344,900	342,859
Retained earnings	209,279	193,372
Deferred compensation	1,695	1,695
Accumulated other comprehensive loss	(26,105)	(22,899)

Total stockholders’ equity	522,361	507,616

Total liabilities and stockholders’ equity	$11,259,300	$10,667,705

See accompanying condensed notes to consolidated financial statements

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended December 31,
	2005	2004
	(Dollars and shares in thousands, except per share data)
Interest income:
Interest and fees on loans	$121,009	$70,699
Interest on mortgage-backed securities	16,630	18,236
Interest and dividends on investments and other interest-earning assets	6,054	5,343

Total interest income	143,693	94,278

Interest expense:
Interest on deposits	39,172	19,096
Interest on borrowings	49,280	33,516
Interest on subordinated debentures and preferred dividends of subsidiary trusts	3,763	2,789

Total interest expense	92,215	55,401

Net interest income before provision for loan losses	51,478	38,877
Provision for loan losses	2,300	1,150

Net interest income after provision for loan losses	49,178	37,727

Non-interest income:
Loan servicing fees	1,453	870
Amortization of mortgage servicing rights	(886)	(782)
Loan fees	709	558
Deposit fees	1,317	1,106
Other fees	640	518
Net gain on sale of investments and mortgage-backed securities	—	1,609
Net gain on sale of loans and other assets	1,890	394
Insurance and investment services income	895	963
Other	1,489	1,115

Total non-interest income	7,507	6,351

Non-interest expenses:
Employee compensation and benefits	16,761	11,196
Occupancy and equipment	6,943	5,001
Telecommunications and data processing	2,125	1,619
Advertising and promotion expense	1,398	1,444
Professional fees	1,496	569
Other	3,709	2,893

Total non-interest expenses	32,432	22,722

Income before income taxes	24,253	21,356
Provision for income taxes	8,078	6,831

Net income	$16,175	$14,525

Earnings Per Share:
Basic	$0.53	$0.48

Diluted	$0.50	$0.45

Weighted average number of common shares outstanding:
Basic	30,169	30,023
Diluted	32,231	32,381

See accompanying condensed notes to consolidated financial statements

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSO LIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	For the Three Months Ended December 31, 2005 and 2004
	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Deferred Compensation	Accumulated Other Comprehensive Loss Net of Tax	Total Stockholders’ Equity
	(In thousands)
Balance at September 30, 2005	$9	$308	$342,859	$193,372	$(7,728)	$1,695	$(22,899)	$507,616
Comprehensive income:
Net income for the three months ended December 31, 2005	—	—	—	16,175	—	—	—	16,175
Other comprehensive loss, net of tax	—	—	—	—	—	—	(3,206)	(3,206)

Total comprehensive income	—	—	—	—	—	—	—	12,969
Payment of dividends	—	—	—	(268)	—	—	—	(268)
Stock option exercises and restricted stock awards	1	2	2,041	—	—	—	—	2,044

Balance at December 31, 2005	$10	$310	$344,900	$209,279	$(7,728)	$1,695	$(26,105)	$522,361

Balance at September 30, 2004	$8	$305	$336,258	$166,713	$(4,547)	$1,216	$(7,296)	$492,657
Comprehensive income:
Net income for the three months ended December 31, 2004	—	—	—	14,525	—	—	—	14,525
Other comprehensive loss, net of tax	—	—	—	—	—	—	(6,430)	(6,430)

Total comprehensive income	—	—	—	—	—	—	—	8,095
Payment of dividends	—	—	—	(103)	—	—	—	(103)
Deferral of compensation	—	—	—	—	—	14	—	14
Stock option exercises and restricted stock awards	1	2	1,341	—	—	—	—	1,344

Balance at December 31, 2004	$9	$307	$337,599	$181,135	$(4,547)	$1,230	$(13,726)	$502,007

See accompanying condensed notes to consolidated financial statements

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended December 31,
	2005	2004
	(In thousands)
Cash flows used in operating activities	$(26,214)	$(13,014)
Cash flows from investing activities:
Net increase in loans held in portfolio	(855,509)	(572,635)
Purchase of investment securities available for sale	(10,723)	(49,880)
Purchase of other earning assets	(45,313)	(17,673)
Purchase of office properties and equipment	(3,968)	(5,051)
Proceeds from repayments of investment securities available for sale	9,654	2
Proceeds from repayments of mortgage-backed securities available for sale	124,565	179,866
Proceeds from repayments of other earning assets	34,065	20,780
Proceeds from sale of investment securities available for sale	3,780	33,720
Proceeds from sale of mortgage-backed securities available for sale	52,530	86,114
Proceeds from sale of real estate owned and other assets	478	1,017

Net cash used in investing activities	(690,441)	(323,740)

Cash flows from financing activities:
Net increase in deposits	274,002	198,521
Additions to long-term Federal Home Loan Bank advances	400,000	—
Repayments of long-term Federal Home Loan Bank advances	(76,035)	(100,034)
Net (decrease) increase in short-term Federal Home Loan Bank advances	(74,000)	56,002
Net increase in other borrowings	94,213	49,332
Net proceeds from issuance of Subordinated Debentures	—	30,928
Net proceeds from issuance of stock	781	737
Dividends paid on common stock	(150)	—
Dividends paid on preferred stock	(118)	(103)
Decrease in advances from borrowers for taxes and insurance	(48,491)	(35,757)

Net cash provided by financing activities	570,202	199,626

Decrease in cash and cash equivalents	(146,454)	(137,128)
Cash and cash equivalents at beginning of period	238,051	181,894

Cash and cash equivalents at end of period	$91,597	$44,766

Supplemental disclosure of non-cash activities:
Exchange of loans for mortgage-backed securities in loan sales transactions with FNMA and FHLMC	$52,530	$31,534

See accompanying condensed notes to consolidated financial statements

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Principles of Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of BankUnited Financial Corporation (“BankUnited”) and its consolidated subsidiaries, including BankUnited, FSB (the “Bank”). All significant intercompany transactions and balances associated with consolidated subsidiaries have been eliminated.

The unaudited consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the three-month period ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006. These condensed notes should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in BankUnited’s Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended September 30, 2005.

Certain prior period amounts have been reclassified to conform to the December 31, 2005 consolidated financial statements presentation.

2.    Impact of Certain Accounting Pronouncements

SFAS No. 123R

In March 2004, the FASB issued a statement to revise Statement of Financial Accounting Standards (“SFAS”) No. 123 and SFAS No. 95, “Share-Based Payment,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The Statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires instead that such transactions be accounted for using a fair-value-based method. The Securities and Exchange Commission requires companies to implement SFAS No. 123R by the beginning of the next fiscal year that begins after June 15, 2005. On October 1, 2005, BankUnited implemented SFAS No. 123R using the modified prospective method of transition. By implementing SFAS No. 123R, BankUnited recorded $256 thousand of additional compensation expense during the three months ended December 31, 2005, resulting from the application of fair-value based accounting to its stock-based compensation programs. See Note 9, Stock Based Compensation, for more information about BankUnited’s stock-based compensation programs.

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

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

3.    Investment and Mortgage-backed Securities Available for Sale

Investment Securities Available for Sale

Presented below is an analysis of investments designated as available for sale.

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. government sponsored entity debt securities	$72,625	$—	$(1,324)	$71,301
Preferred stock of U.S. government sponsored entities (1)	96,085	—	(4,676)	91,409
Trust preferred securities of other issuers	23,104	351	(73)	23,382
Mutual funds and other bonds (2)	106,623	27	(4,020)	102,630
Other equity securities	1,011	85	—	1,096

Total	$299,448	$463	$(10,093)	$289,818

	September 30, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. government sponsored entity debt securities	$72,637	$—	$(1,203)	$71,434
Preferred stock of U.S. government sponsored entities (1)	96,085	15	(4,523)	91,577
Trust preferred securities of other issuers	23,120	379	(72)	23,427
Mutual funds and other bonds (2)	105,628	29	(3,225)	102,432
Other equity securities	1,011	51	—	1,062

Total	$298,481	$474	$(9,023)	$289,932

(1)	U.S. Government sponsored entities include Federal National Mortgage Association, (“FNMA”) and Federal Home Loan Mortgage Corporation, (“FHLMC”)
(2)	Underlying assets of mutual funds consist primarily of mortgage-backed securities.

Investment securities available for sale as of December 31, 2005 by contractual maturity, are shown below.

	December 31, 2005
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$35,583	$35,204
Due after one year through five years	51,318	50,284
Due after five years through ten years	1,358	1,347
Due after ten years	45,371	45,009
Mutual funds and equity securities	165,818	157,974

Total	$299,448	$289,818

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Mortgage-Backed Securities Available for Sale

Presented below is an analysis of mortgage-backed securities designated as available for sale.

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
FNMA mortgage-backed securities	$250,226	$128	$(8,851)	$241,503
FHLMC mortgage-backed securities	74,556	34	(1,674)	72,916
Collateralized mortgage obligations	8,482	957	(27)	9,412
Mortgage pass-through certificates	1,193,821	97	(22,173)	1,171,745

Total(1)	$1,527,085	$1,216	$(32,725)	$1,495,576

	September 30, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
FNMA mortgage-backed securities	$266,564	$168	$(7,624)	$259,108
FHLMC mortgage-backed securities	80,659	53	(1,248)	79,464
Collateralized mortgage obligations	9,065	1,308	(29)	10,344
Mortgage pass-through certificates	1,296,773	376	(20,060)	1,277,089

Total(1)	$1,653,061	$1,905	$(28,961)	$1,626,005

(1)	Included in BankUnited’s portfolio of mortgage-backed securities as of December 31, 2005 and September 30, 2005, were securities with a fair value of $271 million and $279 million, respectively, retained from BankUnited’s securitization of mortgage loans.

Mortgage-backed securities available for sale as of December 31, 2005, by contractual maturity and adjusted for anticipated prepayments, are shown below.

	December 31, 2005
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$359,839	$352,414
Due after one year through five years	994,711	974,187
Due after five years through ten years	139,020	136,151
Due after ten years	33,516	32,824

Total	$1,527,085	$1,495,576

Based on the internal model used by BankUnited, estimated average duration of the mortgage-backed securities portfolio as of December 31, 2005 was 2.00 years. This duration extends to 2.40 years in a hypothetical scenario which adds 100 basis points to market interest rates. The model used by BankUnited is based on assumptions which may differ from the eventual outcome.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The following tables provide information for investments and mortgage-backed securities available for sale with unrealized losses as of December 31, 2005 and September 30, 2005, segregated between investments and mortgaged-backed securities sustaining unrealized losses for periods less than twelve months, and twelve months or greater.

	As of December 31, 2005
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)
	(In thousands)
Available for sale securities
Investment securities:
Trust preferred securities of other issuers	$1,995	$(5)	$1,932	$(68)	$3,927	$(73)
U.S. government sponsored entity debt securities (2)	—	—	71,301	(1,324)	71,301	(1,324)
Preferred stock of U.S. government sponsored entities (2)	49,220	(686)	42,189	(3,990)	91,409	(4,676)
Mutual funds and other bonds (3)	21,100	(312)	79,261	(3,708)	100,361	(4,020)

Total investment securities	$72,315	$(1,003)	$194,683	$(9,090)	$266,998	$(10,093)

Mortgage-backed securities:
FNMA mortgage-backed securities	$18,539	$(433)	$216,409	$(8,418)	$234,948	$(8,851)
FHLMC mortgage-backed securities	1,210	(17)	68,654	(1,657)	69,864	(1,674)
Collateralized mortgage obligations	—	—	1,736	(27)	1,736	(27)
Mortgage pass-through certificates	429,187	(4,791)	690,976	(17,382)	1,120,163	(22,173)

Total mortgage-backed securities	$448,936	$(5,241)	$977,775	$(27,484)	$1,426,711	$(32,725)

	As of September 30, 2005
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)
	(In thousands)
Available for sale securities
Investment securities:
Trust preferred securities of other issuers	$—	$—	$1,929	$(72)	$1,929	$(72)
U.S. government sponsored entity debt securities (2)	71,434	(1,203)	—	—	71,434	(1,203)
Preferred stock of U.S. government sponsored entities (2)	56,816	(3,172)	29,821	(1,351)	86,637	(4,523)
Mutual funds and other bonds (3)	8,000	(30)	80,193	(3,195)	88,193	(3,225)

Total investment securities	$136,250	$(4,405)	$111,943	$(4,618)	$248,193	$(9,023)

Mortgage-backed securities:
FNMA mortgage-backed securities	$35,627	$(666)	$214,523	$(6,958)	$250,150	$(7,624)
FHLMC mortgage-backed securities	1,268	(8)	74,379	(1,240)	75,647	(1,248)
Collateralized mortgage obligations	—	—	2,047	(29)	2,047	(29)
Mortgage pass-through certificates	580,892	(4,666)	647,519	(15,394)	1,228,411	(20,060)

Total mortgage-backed securities	$617,787	$(5,340)	$938,468	$(23,621)	$1,556,255	$(28,961)

(1)	These unrealized losses are caused by changes in interest rates and are considered to be temporary.
(2)	U.S. Government sponsored entities include Federal National Mortgage Association, (“FNMA”) and Federal Home Loan Mortgage Corporation, (“FHLMC”).
(3)	Underlying assets of mutual funds consist primarily of mortgage-backed securities.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

4.    Loans Receivable

Loans receivable consist of the following:

	As of December 31, 2005		As of September 30, 2005
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
One-to-four family residential:
Residential mortgages	$6,734,886	75.9%	$5,999,713	74.7%
Specialty consumer mortgages	681,573	7.7	678,609	8.5

Total one-to-four family residential	7,416,459	83.6	6,678,322	83.2
Home equity loans and lines of credit	285,665	3.2	257,789	3.2
Multi-family	122,595	1.4	111,444	1.4
Commercial real estate	365,128	4.1	344,503	4.3
Construction	100,995	1.1	87,113	1.1
Land	260,815	2.9	235,829	2.9

Total real estate loans	8,551,657	96.3	7,715,000	96.1

Other loans:
Commercial	196,013	2.2	199,344	2.5
Consumer	19,269	0.2	19,415	0.2

Total other loans	215,282	2.4	218,759	2.7

Total loans held in portfolio	8,766,939	98.7	9,933,759	98.8
Unearned discounts, premiums and deferred fees, net	138,102	1.6	119,588	1.5
Allowance for loan losses	(28,646)	(0.3)	(25,755)	(0.3)

Total loans held in portfolio, net	8,876,395	100.0%	8,027,592	100.0%

Mortgage loans held for sale	13,136		12,196

Total loans, net	$8,889,531		$8,039,788

The following table provides the composition of BankUnited’s one-four family loans as of December 31, 2005 and September 30, 2005, including loans held for sale.

	As of December 31, 2005		As of September 30, 2005
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
One-to-four family residential loans:
Fixed rate loans	$1,108,391	14.9%	$996,455	14.9%
Adjustable rate loans (ARM):
Traditional ARM	1,802,897	24.3	1,835,337	27.4
Option ARM	4,518,307	60.8	3,858,726	57.7

Total ARM loans	6,321,204	85.1	5,694,063	85.1

Total one-to-four family residential loans, including loans held for sale	$7,429,595	100.0%	6,690,518	100.0%

Option ARM loans are adjustable-rate mortgages which provide borrowers flexible payment options and have the potential for negative amortization. Option ARM loans represent 50.8% and 48.0% of BankUnited’s

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

total loans outstanding as of December 31, 2005 and September 30, 2005, respectively. As of December 31, 2005, option ARM loans with a balance of $2.4 billion were negatively amortizing with approximately $21.1 million of their principal balances resulting from negative amortization. As of September 30, 2005, option ARM loans with a balance of $2.0 billion were negatively amortizing with approximately $12.4 million of their principal balances resulting from negative amortization. These loans are subject to interest rate caps.

5.    Earnings Per Share

The following tables reconcile basic and diluted earnings per share for the three months ended December 31, 2005 and 2004.

	For the Three Months Ended December 31,
	2005	2004
	(Dollars and shares in thousands, except per share data)
Basic earnings per share:
Numerator:
Net income	$16,175	$14,525
Preferred stock dividends	118	103

Net income available to common stockholders	$16,057	$14,422

Denominator:
Weighted average common shares outstanding	30,169	30,023

Basic earnings per share	$0.53	$0.48

Diluted earnings per share:
Numerator:
Net income available to common stockholders	$16,057	$14,422
Plus:
Convertible preferred stock dividends	118	103

Diluted net income available to common stockholders	$16,175	$14,525

Denominator:
Weighted average common shares outstanding	30,169	30,023
Plus:
Stock options and restricted stock	1,154	1,558
Convertible preferred stock	908	800

Diluted weighted average shares outstanding	32,231	32,381

Diluted earnings per share(1)	$0.50	$0.45

(1)	For the three months ended December 31, 2005 and 2004, BankUnited did not consider potential common shares of 937,576, and 270,826, respectively, in the computation of diluted earnings per share as they would have been antidilutive.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

6.    Regulatory Capital

The Bank’s regulatory capital levels as of December 31, 2005 and September 30, 2005 was as follows:

	As of December 31, 2005	As of September 30, 2005
	(Dollars in thousands)
Tier 1 Leverage Capital
Amount	$791,942	$756,810
Actual Ratio	7.0%	7.1%
Well-Capitalized Minimum Ratio(1)	5.0%	5.0%
Adequately Capitalized Minimum Ratio(1)	4.0%	4.0%

Tier 1 Risk-Based Capital
Amount	$791,942	$756,810
Actual Ratio	13.6%	14.0%
Well-Capitalized Minimum Ratio(1)	6.0%	6.0%
Adequately Capitalized Minimum Ratio(1)	4.0%	4.0%

Total Risk-Based Capital
Amount	$812,605	$774,390
Actual Ratio	14.0%	14.5%
Well-Capitalized Minimum Ratio(1)	10.0%	10.0%
Adequately Capitalized Minimum Ratio(1)	8.0%	8.0%

(1)	Based on Office of Thrift Supervision regulations.

In December 2005, BankUnited Financial Corporation contributed $15 million in additional capital to the Bank.

7.    Comprehensive Income

BankUnited’s comprehensive income includes all items which comprise net income, plus other comprehensive loss. For the three months ended December 31, 2005 and 2004 BankUnited’s comprehensive income was as follows:

	For the Three Months Ended December 31,
	2005	2004
	(In thousands)
Net income	$16,175	$14,525
Other comprehensive loss, net of tax:
Unrealized loss arising during the period on securities, net of tax benefit of $1,662 and $3,024 for the three months ended December 31, 2005 and 2004, respectively	(3,087)	(5,615)
Unrealized gain on cash flow hedges, net of tax of $31 and $66 for the three months ended December 31, 2005 and 2004, respectively	58	123
Less reclassification adjustment for:
Realized gain on securities sold included in net income, net of tax of $ 563 for the three months ended December 31, 2004	—	1,046
Realized loss on cash flow hedges, net of tax benefit of $14 and $58 for the three months ended December 31, 2005 and 2004, respectively	(26)	(108)
Other	203	—

Total other comprehensive loss, net of tax	(3,206)	(6,430)

Comprehensive income	$12,969	$8,095

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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

These forward contracts extend beyond the loan commitment period and are also used to offset fair value exposure of loans held for sale to a change in interest rates. This relationship exists until either the loan is sold or until the forward contract expires. These forward contracts may be allocated to loans held for sale in a relationship that qualifies for hedge accounting, in which case any ineffectiveness is charged to earnings under non-interest expense with an offset in other liabilities. They may also be allocated to loans held for sale that are accounted for under the lower of cost or market method, in which case their changes in fair value are recorded in earnings under non-interest expense with an offset in other liabilities.

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

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The following table summarizes certain information with respect to the use of derivatives and their impact on BankUnited’s consolidated statements of income during the three months ended December 31, 2005 and 2004.

	For the Three Months Ended December 31,
	2005	2004
	(In thousands)
Fair Value Hedges
Net gain recorded in earnings due to ineffectiveness	$—	$37

Other Derivatives (1)
Net loss recorded in earnings	(103)	(36)

Total net (loss) gain recorded in earnings due to derivatives	$(103)	$1

Note:	There was no ineffectiveness related to cash flow hedges during the three months ended December 31, 2005 and 2004. Within the next 12 months, BankUnited estimates that $488 thousand will be reclassified out of comprehensive income as a charge to earnings.
(1)	These derivatives are used by BankUnited to hedge interest rate risk, but do not qualify for hedge accounting treatment.

9.    Stock-Based Compensation

At December 31, 2005, BankUnited had certain stock-based compensation plans (the “Plans”) under which incentives may be awarded to officers, directors and employees of BankUnited and its subsidiaries. Under the Plans, BankUnited may award stock options, stock appreciation rights, restricted stock, deferred stock, bonus stock and awards in lieu of obligations, dividend equivalents, other stock-based awards and performance awards in each of its classes of stocks.

Shares issued in connection with stock-based compensation are registered under the Plans. At December 31, 2005 there were 288,118 shares of all classes available under the Plans. Subsequent to December 31, 2005, BankUnited issued 5,750,000 shares of its Class A Common Stock, which increased the shares of all classes available under the Plans by 460,000.

Effective October 1, 2005, BankUnited adopted SFAS No.123R “Share Based Payments” using the modified prospective transition method. SFAS No. 123R requires companies to calculate compensation expense arising from stock-based compensation based on the respective fair values of awards at grant date. During the quarter ended December 31, 2005, BankUnited recorded $256 thousand of compensation expense beyond what would have been recorded if it had not adopted SFAS No. 123R. During the quarter ended December 31, 2005, total stock-based compensation expense recorded by BankUnited, and the related tax benefit, was $1.3 million, and $326 thousand, respectively. As of December 31, 2005, there was $23.0 million of unrecognized compensation cost related to unvested stock-based awards. That cost is expected to be recognized over a weighted average period of 4.3 years.

Although the Plans allow for other types of awards, BankUnited has in the past generally awarded stock-based compensation in the form of stock options, and unvested (restricted) stock. Restricted stock awards are based on service and in some instances performance. The requisite service period for all awards is equal to the vesting period and the performance period, if applicable. Vesting periods range from zero to nine years for options and three to fourteen for restricted stock. Any unvested awards are forfeited upon termination of employment, unless otherwise provided by the award agreement, employment agreement, or action of the Compensation Committee.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Options — BankUnited may award both incentive stock options and non-qualified stock options. Options granted under BankUnited’s Plans generally expire ten years after the date of grant and are granted at or above the fair market value of the stock on the date of grant. Option terms are determined by the Compensation Committee of BankUnited’s Board of Directors at the time of the grant. An option may vest immediately or over a period years. BankUnited incorporates the Black Scholes Merton model to calculate fair values of options awarded. This model requires assumptions as to expected volatility, dividends, terms, and risk free rates. Assumptions used for the periods covered herein, are outlined in the table below:

Three Months Ended December 31, 2005
Expected volatility	26.0%
Expected dividend	.007% - 1.32%
Expected term (years)	3.9 - 7.0
Risk free rate	4.45% - 4.45%

Expected volatilities are based on historical volatility trends of BankUnited’s Class A Common Stock and other factors. Expected dividends reflect a range from actual dividends paid on BankUnited’s Class A Common Stock and Series B Preferred Stock. Expected terms represent the period of time that options granted are expected to be outstanding; the range above results from certain categories of recipients exhibiting different exercise behavior. The risk free rate is based on the U.S Treasury yield curve in effect at the time of grant for the appropriate life of each option.

A summary of option activity under the Plans as of December 31, 2005, and changes during the quarter then ended is presented below:

Options	Number of Shares (000’s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)
Outstanding, October 1, 2005 (1)	3,660	$17.84
Granted	3	25.62
Exercised	(69)	11.22
Expired	(29)	19.12
Forfeited	(6)	24.58
Outstanding, December 31, 2005 (2)	3,559	$17.92	5.7	$30,655

Exercisable, December 31, 2005 (3)	2,760	$16.73	6.9	$27,167

(1)	Outstanding number of shares as of October 1, 2005 included 2,337 shares of Class A Common Stock, 493 shares of Class B Common Stock, and 830 shares of Series B Preferred.

(2)	Outstanding number of shares as of December 31, 2005 included 2,245 shares of Class A Common Stock, 493 shares of Class B Common Stock, and 821 shares of Series B Preferred.

(3)	Exercisable number of shares as of December 31, 2005 included 1,614 shares of Class A Common Stock, 493 shares of Class B Common Stock, and 653 shares of Series B Preferred.

The weighted-average grant date fair value of options granted during the three months ended December 31, 2005 was $7.63 per share. The total intrinsic value of options exercised during the three months December 31,

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

2005 was $966 thousand. Cash received from option exercises during the three months ended December 31, 2005 was $776 thousand. The actual tax benefit realized for the tax deductions from option exercises totaled $227 thousand for three months ended December 31, 2005. This tax benefit is reflected in financing activities of BankUnited’s condensed consolidated statement of cash flows.

Restricted Stock — The restricted stock awards reflect BankUnited’s intent of rewarding the officers, directors and employees for BankUnited’s performance, reinforcing commitment to BankUnited and responding to increased competitive pressures for talented personnel in BankUnited’s market area. Some of the awards granted to BankUnited’s most senior executives are subject to being earned by the achievement of specified performance goals. If the performance goals are met the shares are subject to predetermined vesting over a period of years commencing on the first anniversary of the end of the performance period over which the shares were earned. Performance goals are measured each quarter with adjustments made to the amortization schedule as a result of a change in management’s estimate. If performance goals are not met, any recognized compensation expense is reversed.

Other restricted awards are granted without performance based restrictions and vest in annual installments over periods ranging from five to eight years commencing on the first anniversary of the date of grant. Except in certain circumstances, shares of restricted stock subject to vesting are forfeited as to the portion remaining unvested at the date of termination if service with BankUnited terminates prior to completion of the vesting schedule. The vesting schedules are intended to encourage officers, directors and employees to make long-term commitments to BankUnited. However, shares of restricted stock that have not yet vested or become exercisable may vest and become exercisable before the end of the scheduled vesting term, in the event of the employee’s death, disability, and in some cases, change in control of BankUnited. Restricted stock awards granted to the CEO, COO and CFO will immediately vest if there is a change in control of BankUnited. Such awards will vest and become exercisable for all other employees in the event that any successor company does not assume the restricted stock or the employee is involuntarily terminated within twenty-four (24) months following the effective date of the change in control.

A summary of the status of BankUnited’s restricted stock as of December 31, 2005, and changes during the quarter then ended, is presented below.

Restricted Stock	Number of Shares	Weighted Average Grant-Date Fair Value
	(Shares in thousands)
Outstanding, October 1, 2005	507	$32.03
Granted	272	26.98
Vested	(24)	24.39
Outstanding, December 31, 2005	755	$27.17

The total fair value of restricted shares that vested during the three months ended December 31, 2005 was $567 thousand.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The following table provides pro-forma net income and earnings per share for periods covered under this report, during which the fair value based method was not used to account for stock-based compensation.

Three Months Ended December 31, 2004
(Dollars in thousands)
Net income, as reported	$14,525
Add: Total stock-based employee and director compensation expense included in net income, net of related tax effects	403
Deduct: Total stock-based employee and director compensation expense determined under the fair value based method for all awards, net of related tax effects	(905)

Pro forma net income	$14,023

Earnings per share:
Basic — as reported	$0.48

Basic — pro forma	$0.46

Diluted — as reported	$0.45

Diluted — pro forma	$0.43

Assumptions for weighted average grant-date fair value of options using the Black Scholes option pricing model are as follows:
Dividend yield	—
Expected volatility	28.0%
Risk free rate	3.35%
Expected term (years)	4.8

10.    Commitments and Contingencies

Commercial and standby letters of credit are off balance sheet instruments which represent conditional commitments issued by BankUnited to guarantee the performance of a customer to a third party. BankUnited had outstanding commercial and standby letters of credit in the amount of $46.3 million and $38.8 million as of December 31, 2005 and September 30, 2005, respectively. Fees collected on standby letters of credit represent the fair value of these commitments and are deferred and amortized over their term, which is typically one year or less.

BankUnited is a party to certain claims and litigation arising in the ordinary course of business. In the opinion of management, the resolution of such claims and litigation will not materially affect BankUnited’s consolidated financial position or results of operations.

11.    Subsequent Events

Stock Issuance

On January 25, 2006, BankUnited issued 5,750,000 shares of its Class A Common Stock at a price of $26.25 per share, in a sale to Keefe, Bruyette & Woods, Inc., for gross proceeds of $150.9 million. Subsequent to this issuance, BankUnited had 35,774,435 shares of its Class A Common Stock outstanding. The shares were registered under the Securities Act of 1933, as amended, pursuant to the registrant’s shelf registration statement on Form S-3.

BankUnited intends to use the proceeds from this issuance for general corporate purposes. This may include the continued expansion of BankUnited’s operations through new branch offices and operations centers, possible acquisitions, acquisition of debt and equity securities if available on favorable terms, redemption of outstanding debt, and investment in loans and mortgage-backed or other securities.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Form 10-Q, “BankUnited,” “we,” “us” and “our” refers to BankUnited and its subsidiaries on a consolidated basis. The following discussion and analysis and the related financial data present a review of BankUnited’s consolidated operating results for the three month periods ended December 31, 2005 and 2004 and consolidated financial condition as of December 31, 2005. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in BankUnited’s Annual Report on Form 10-K and 10-K/A (“10-K”) for the year ended September 30, 2005.

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

Actual results or performance could differ from those implied or contemplated by forward-looking statements. BankUnited Financial Corporation, a Florida corporation, and its subsidiaries (“BankUnited”), wish to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and are not historical facts or guarantees of future performance. Forward-looking statements are subject to certain risks and uncertainties, including, among others: general business, economic and market conditions, fiscal and monetary policies, war and terrorism, natural disasters, changes in interest rates, deposit flows, loan demand and real estate values; a deterioration in credit quality and/or a reduced demand for credit, competition with other providers of financial products and services; the issuance or redemption of additional company equity or debt; volatility in the market price of our common stock; changes in accounting principles, policies or guidelines, changes in laws or regulation; reliance on other companies for products and services; operational or systems risks; and other economic, competitive, servicing capacity, governmental, regulatory and technological factors affecting the company’s operations, pricing, products and delivery of services. Information in this Quarterly Report on Form 10-Q is as of the dates, and for the periods, indicated. BankUnited does not undertake, and specifically disclaims any obligation, to publicly update or revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements, whether as the result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in or incorporated by reference into this report might not occur.

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

In evaluating BankUnited’s financial condition and operating performance, management focuses on increasing loan originations to residential mortgage, commercial and commercial real estate customers, increasing total and core deposit balances, improving BankUnited’s net interest margin, maintaining high credit standards, low levels of non-performing assets and adequate loan loss reserves, managing interest rate risk, controlling expenses, and ensuring adequate funding for ongoing growth. Based on these factors, highlights of BankUnited’s performance for the first quarter of fiscal 2006 include:

•	Loan production for the first quarter of fiscal 2006 improved by 32.7% compared to the same quarter of fiscal 2005, to reach $1.4 billion.

•	Total loans increased to $8.9 billion, up 10.6% compared to September 30, 2005.

•	Total assets reached $11.3 billion, up 5.5% compared to September 30, 2005.

•	Total deposits of $5.0 billion, up by 5.8% compared to $4.7 billion at September 30, 2005.

•	Record net income of $16.2 million for the first quarter of fiscal 2006.

•	Margin increased by 13 basis points compared to the same quarter in fiscal 2005, to reach 1.97%.

•	Gain of $1.9 million from the sale of $248 million in residential mortgage loans.

See discussion in RESULTS OF OPERATIONS and FINANCIAL CONDITION for more information on BankUnited’s operating performance during the quarter ended December 31, 2005 compared to the same period in 2004, and changes in financial condition from September 30, 2005.

Fiscal 2006 Developments

On January 25, 2006, BankUnited issued 5,750,000 shares of its Class A Common Stock at a price of $26.25 per share, in a sale to Keefe, Bruyette & Woods, Inc., for gross proceeds of $150.9 million. Subsequent to this issuance, BankUnited had 35,774,435 shares of its Class A Common Stock outstanding. The shares were registered under the Securities Act of 1933, as amended, pursuant to the registrant’s shelf registration statement on Form S-3. BankUnited intends to use the proceeds from this issuance for general corporate purposes. This may include the continued expansion of BankUnited’s operations through new branch offices and operations centers, possible acquisitions, acquisition of debt and equity securities if available on favorable terms, redemption of outstanding debt, and investment in loans and mortgage-backed or other securities.

We sold $248 million of residential loans in the first quarter of fiscal 2006. In order to manage our balance sheet growth, while taking full advantage of our strong asset origination capabilities, we expect to continue to sell or securitize loans in the well developed and highly liquid secondary market, as favorable market conditions permit. Such transactions provide increased liquidity, flexibility and positive exposure in the secondary market, and also facilitate future growth.

BankUnited opened four new offices and entered the growing Charlotte County area in southwest Florida during the quarter ended December 31, 2005 increasing the total number of banking offices to 66 as of December 31, 2005. As of February 1, 2006, BankUnited had 68 banking offices, in nine Florida counties.

Critical Accounting Policies

BankUnited’s financial position and results of operations are impacted by management’s application of accounting policies involving judgments made to arrive at the carrying value of certain assets. In implementing its policies, management must make estimates and assumptions about the effect of matters that are inherently less than certain. Actual results could differ significantly from these estimates which could materially affect the amounts of our assets, liabilities, income and expenses. Critical accounting policies applied by BankUnited include those that relate to the allowance for loan losses, the carrying amount of loans held for sale, the carrying amount of mortgage servicing rights, and stock-based compensation. Estimates of the amount of the allowance for portfolio loan losses, and the valuation of loans held for sale both affect the carrying amount of loans.

For a more detailed discussion on these critical accounting policies, see “Critical Accounting Policies” on page 28 of BankUnited’s Annual Report on Form 10-K for the year ended September 30, 2005. For information on stock-based compensation see note 9 Stock-Based Compensation to the accompanying notes to condensed consolidated financial statements.

Accounting Pronouncements Issued and Not Yet Adopted

See Note (2) Impact of Certain Accounting Pronouncements to the accompanying condensed notes to consolidated financial statements.

RESULTS OF OPERATIONS

For the Three Months Ended December 31, 2005 Compared to the Same Period in 2004

General

Net income for the three months ended December 31, 2005 was $16.2 million, up 11.4% from $14.5 million for the same quarter last year. Basic and diluted earnings were $0.53 and $0.50 per share, respectively, for the quarter, up from $0.48 and $0.45 per share, respectively, for the same quarter last year.

The following table is a condensed version of BankUnited's Consolidated Statement of Operations for the periods presented.

	For the three months ended December 31,		Change
	2005	2004	$	%
	(In thousands, except per share amounts)
Net interest income	$51,478	$38,877	$12,601	32.4%
Provision for loan losses	2,300	1,150	1,150	100.0%
Non-interest income	7,507	6,351	1,156	18.2%
Non-interest expense	32,432	22,722	9,710	42.7%

Income before taxes	24,253	21,356	2,897	13.6%

Income taxes	8,078	6,831	1,247	18.3%

Net income	$16,175	$14,525	$1,650	11.4%

Basic earnings per share	$0.53	$0.48	$0.05	10.4%
Diluted earnings per share	$0.50	$0.45	$0.05	11.1%

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

	For the Three Months Ended December 31,
	2005			2004
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, net(1)	$8,462,466	$121,009	5.71%	$6,025,554	$70,699	4.68%
Mortgage-backed securities	1,573,344	16,630	4.23%	1,955,160	18,236	3.73%
Short-term investments(2)	32,760	463	5.60%	18,478	162	3.49%
Investment securities and FHLB stock	479,908	5,591	4.64%	490,855	5,181	4.21%

Total interest-earning assets	10,548,478	143,693	5.44%	8,490,047	94,278	4.43%

Interest-bearing liabilities:
Transaction and money market	386,872	1,787	1.83%	397,869	1,198	1.20%
Savings	1,199,320	9,744	3.22%	972,368	4,398	1.79%
Certificates of deposits	2,931,900	27,641	3.74%	1,956,489	13,500	2.74%
Trust preferred securities and subordinated debentures(3)	195,459	3,763	7.70%	175,702	2,789	6.35%
Senior notes	120,000	1,070	3.57%	120,000	1,070	3.57%
FHLB advances and other borrowings(3)	5,057,572	48,210	3.78%	4,263,078	32,446	3.02%

Total interest-bearing liabilities	$9,891,123	$92,215	3.70%	$7,885,506	$55,401	2.79%

Excess of interest-earning assets over interest-bearing liabilities	$657,355			$604,541

Net interest income		$51,478			$38,877

Interest rate spread			1.74%			1.64%
Effect of non-interest bearing sources			0.23%			0.20%

Net interest margin			1.97%			1.84%

Ratio of interest-earning assets to interest-bearing liabilities	106.65%			107.67%

Note:	The yields and rates along with the corresponding interest rate spread and net interest margin represent the yields earned and rates paid on BankUnited’s interest-earning assets and interest-bearing liabilities, respectively, for the periods presented, and do not include any estimates of the effect accelerated amortization of premiums, loans costs, and discounts would have on the yields earned. The yields are annualized and are not calculated on a tax equivalent basis.
(1)	Includes average balances of loans held for sale of $14.1 million and $23.6 million for the three months ended December 31, 2005 and 2004, respectively. Also includes average non-accruing loans of $10.0 million and $16.3 million for the three months ended December 31, 2005 and 2004, respectively. Prepayment fees collected by BankUnited from borrowers in the amount of $0.6 million for the three months ended December 31, 2004, previously reported in non-interest income, have been reclassified into interest income.
(2)	Short-term investments include FHLB overnight deposits, federal funds sold, and certificates of deposit.
(3)	Average balances include adjustments related to fair value hedges with interest rate swaps. For more information on interest rate swaps see note 8 Accounting for Derivatives and Hedging Activities of the accompanying condensed notes to consolidated financial statements.

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

	For the Three Month Period Ended December 31, 2005 vs. 2004
	Increase (Decrease) Due to
	Changes in Volume	Changes in Rate	Total Increase/ (Decrease)
	(Dollars in thousands)
Interest income attributable to:
Loans, net(1)	$27,932	$22,378	$50,310
Mortgage-backed securities	(3,561)	1,955	(1,606)
Short-term investments(2)	126	175	301
Investment securities and FHLB stock	(187)	597	410

Total interest-earning assets	24,310	25,105	49,415

Interest expense attributable to:
Transaction and money market	(33)	622	589
Savings	1,026	4,320	5,346
Certificates of deposit	6,730	7,411	14,141
Trust Preferred Securities and subordinated debentures(3)	314	660	974
Senior notes	—	—	—
FHLB advances and other borrowings	6,047	9,717	15,764

Total interest-bearing liabilities	14,084	22,730	36,814

Increase in net interest income	$10,226	$2,375	$12,601

(1)	Includes interest earned on loans held for sale.
(2)	Short-term investments include FHLB overnight deposits, federal funds sold, securities purchased under agreements to resell, and certificates of deposit.
(3)	Includes the effect of using interest rate swaps in a fair value hedge. See note 8 Accounting for Derivatives and Hedge Accounting of the accompanying condensed notes to consolidated financial statements for more information on interest rate swaps.

Net Interest Income.    Net interest income, which is the difference between the interest and dividends earned on earning assets and the interest paid on customer deposits and borrowings is the most significant component of our revenues. Our ability to grow net interest income is contingent on our ability to produce high quality loans. Movements in short-term interest rates can have a significant impact on net interest income by driving up the cost of short-term and adjustable borrowings and placing competitive pressures on BankUnited when pricing deposits.

Net interest income before provision for loan losses was $51.5 million for the quarter ended December 31, 2005, a $12.6 million, or 32.4% increase over $38.9 million for the same period in 2004.

The overall yield on interest earning assets increased by 101 basis points, while the overall rates paid in interest bearing liabilities increased by 91 basis points, resulting in an improvement in the interest rate spread of 10 basis points or $2.4 million for the three months ended December 31, 2005 compared to the same period in 2004. An increase in the yield earned on loans of 103 basis points for the three months ended December 31, 2005 over the same period in 2004, more than offset the impact that short-term rates hikes had on the cost of borrowings and the pricing of deposits. BankUnited took measures in the latter part of fiscal 2005 to reduce the cost of borrowings by prepaying higher rate long-term FHLB advances. BankUnited also took measures during the first quarter of fiscal 2006 to reduce the impact that future rate increases may have by lengthening maturities of its time deposits.

An increase in the amounts of loans produced by BankUnited generated an additional $27.9 million of interest income for the three months ended December 31, 2005, compared to the same period in 2004. BankUnited allowed mortgage-backed securities to run-off from repayments reducing the average amounts outstanding during the three months ended December 31, 2005 compared to the same period in 2004; this reduction lowered interest income by $3.6 million. The growth in deposits and borrowings, which was used to fund the growth in loans, resulted in additional interest expense of $14.1 million.

The net interest margin increased this quarter to 1.97%, up from 1.84% for the same quarter last year. The improvement in margin is attributable to a variety of factors, including early repayment of higher cost FHLB advances and certain related swaps in the latter part of fiscal 2005, the upward repricing of residential mortgage loans tied to the Monthly Treasury Average (MTA) index, and a slowdown in mortgage prepayments. (See Lag Risk in Item 7A. of BankUnited’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005). Approximately 54% of BankUnited’s loan portfolio as of December 31, 2005, consisted of adjustable rate mortgages indexed to the MTA, compared to 42% as of December 31, 2004.

Prepayments on residential mortgage loans have the greatest impact on margin because of the amount of deferred loan costs and premiums paid on these loans, which must be charged to interest income upon prepayment. Expressed as a percentage of average residential mortgage loans, prepayments were 4.25% for the three months ended December 31, 2005, compared to 4.56% for the same period in 2004. This reduction in the rate of prepayments on these loans reduced the amount of deferred loans costs and premiums charges to 0.07% of average residential loans for the three months ended December 31, 2005, compared to 0.08% for the same period in 2004. Changes in the level of prepayments could affect the net interest margin positively or negatively in the future.

Net interest margin is also indirectly impacted by relative changes in the amount of non-interest bearing sources such as non-interest bearing deposits. An increase in non-interest bearing deposits will improve net-interest margin by allowing BankUnited to use such sources to increase the level of interest earning assets. Average non-interest bearing deposits for the three months ended December 31, 2005 was $342.8 million, compared to $247.5 million for the same period in 2004. The relative changes in overall non-interest bearing sources for the three months ended December 31, 2005, compared to the same period in 2004, helped to improve the net interest margin by 3 basis points.

Provision for Loan Losses.    BankUnited records a provision for loan losses as a charge to income in amounts necessary to adjust the allowance for loan losses as determined by management through its overall review of asset quality. The provision for loan losses of $2.3 million for three months ended December 31, 2005 represents an increase compared to $1.2 million for the same period in 2004. Non-performing loans to total loans increased to 0.11% as of December 31, 2005, compared to 0.10% as of September 30, 2005. The allowance for loan losses as a percentage of total loans remained at 0.32% as of December 31, 2005 compared to September 30, 2005. See Asset Quality for more information on BankUnited’s measure of its asset quality.

Analysis of Non-Interest Income and Expenses

	For the Three Months Ended December 31,
	2005	2004	Increase/(Decrease)
	(Dollars in thousands)
Non-interest income:
Loan servicing fees	$1,453	$870	$583	67.0%
Amortization of mortgage servicing rights	(886)	(782)	(104)	13.3
Loan fees	709	558	151	27.1
Deposit fees	1,317	1,106	211	19.1
Other fees	640	518	122	23.6
Net gain on sale of investment and mortgage-backed securities	—	1,609	(1,609)	NM
Net gain on sale of loans and other assets	1,890	394	1,496	379.7
Insurance and investment services income	895	963	(68)	(7.1)
Other	1,489	1,115	374	33.5

Total non-interest income	$7,507	$6,351	$1,156	18.2%

Total non-interest income reached $7.5 million for the quarter ended December 31, 2005, up 18.2% over the same quarter last year.

BankUnited’s portfolio of residential loans serviced for others was $1.7 billion at December 31, 2005 compared to $1.2 billion as of December 31, 2004. This additional volume, plus an increase in ancillary fees earned on loans serviced for others, increased loan servicing fees by $583 thousand. The increase in volume of loans serviced for others also increased amortization of mortgage servicing rights by $104 thousand for the three months ended December 31, 2005 compared to the same period in 2004.

Fee income, which includes loan fees, deposit fees and other fees (excluding loan servicing fees), was $2.7 million for the first quarter of fiscal 2006, up 22.2% compared to the same quarter last year.

During the quarter ended December 31, 2005, BankUnited sold $248 million of residential loans resulting in a gain of $1.9 million compared to $394 thousand during the same period in 2004. During the quarter ended December 31, 2004, BankUnited realized $1.6 million in gains from the sale of investments and mortgage-backed securities; there were no such sales during the same period in 2005.

Other non-interest income increased by $374 thousand for the three months ended December 31, 2005 mostly from an increase in the cash surrender value of bank-owned life insurance of $200 thousand, and the reversal of $111 thousand in lower of cost or market value adjustments realized during the period.

	For the Three Months Ended December 31,
	2005	2004	Increase/ (Decrease)
	(Dollars in thousands)
Non-interest expenses:
Employee compensation and benefits	$16,761	$11,196	$5,565	49.7%
Occupancy and equipment	6,943	5,001	1,942	38.8
Telecommunications and data processing	2,125	1,619	506	31.3
Advertising and promotion expense	1,398	1,444	(46)	(3.2)
Professional fees	1,496	569	927	162.9
Other operating expenses	3,709	2,893	816	28.2

Total non-interest expenses	$32,432	$22,722	$9,710	42.7%

Non-interest expense increased by $9.7 million, or 42.7%, for the three months ended December 31, 2005, compared to the same period in 2004. The principal reason for this increase is BankUnited’s aggressive expansion of its branch network, operations, and support areas. Other factors include: an incremental increase in compensation expense of $256 thousand resulting from the implementation of SFAS No. 123 (Revised) during the quarter ended December 31, 2005; an increase in occupancy and equipment of $330 thousand from disaster recovery efforts largely as a result of hurricanes Rita, Katrina, and Wilma; and a net increase in professional fees of $927 thousand, including expenses related to Sarbanes Oxley of $228 thousand, and $699 thousand in other professional fees.

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

As of December 31, 2005, BankUnited had securities sold under agreements to repurchase with an outstanding balance of $1.2 billion, including $127 million which matured overnight, and all but $50 million which will mature within 90 days of that date. These borrowings were secured by mortgage-backed securities with a market value of approximately $1.4 billion.

As of December 31, 2005, BankUnited had $4.1 billion of FHLB advances outstanding, including approximately $806 million, which matured within 30 days. These advances were secured by loans with a market value of approximately $6.1 billion. As of December 31, 2005, BankUnited had approximately $796 million available on its credit line with the FHLB of Atlanta, $188 million of which was available on a long-term or short-term basis, and $608 million available on a short-term basis only. In addition, BankUnited had $75 million available as of December 31, 2005 under credit facilities with other financial institutions to purchase overnight Federal Funds on a short-term basis.

BankUnited raised $150.9 million from the issuance of its Class A Common Stock subsequent to the quarter ended December 31, 2005. Proceeds will be used for general corporate purposes.

Discussion of Cash Flows

The following discussion provides information with respect to significant sources and uses of funds during the three months ended December 31, 2005 compared to the same period in 2004. For more information on cash flows refer to the Condensed Consolidated Statement of Cash Flows.

Significant Sources of Funds

During the three months ended December 31, 2005 and 2004, BankUnited received $654 million and $689 million, respectively, from loan payments. Excluding sales of loans in exchange for mortgage-backed securities, BankUnited received $195 million in cash proceeds from the sale of loans during the three months ended December 31, 2005, none during the same period in 2004. BankUnited received $52.5 million in cash proceeds from the sale of mortgage-backed securities, including those received in exchanged for loans, compared to $86.1 million received during the same period in 2004. Proceeds from the repayment of mortgage-backed securities for the quarter ended December 31, 2005 was $125 million compared to $180 million for the same period in 2004. During the three months ended December 31, 2005, BankUnited received $33.7 million of proceeds from the sale of investments securities, compared to $3.7 million during the same period in 2004. BankUnited raised $274 million in additional deposits during the quarter ended December 31, 2005 compared to $199 million during the same in 2004. BankUnited received funds of $54.2 million and $49.3 million during the three months ended December 31, 2005 and 2004, respectively from additional repurchase agreements. BankUnited received funds of $250 million during the three months ended December 31, 2005 from additional advances made by the FHLB. During the quarter ended December 31, 2004, BankUnited raised $31 million from the issuance of subordinated debentures to two of its non-consolidated trust subsidiaries, none during the same period in 2005.

Significant Uses of Funds

During the three months ended December 31, 2005, BankUnited funded $1.7 billion of loans as compared to $1.3 billion during the same period of 2004. BankUnited purchased $73.4 million of loans during the three months ended December 31, 2005, none during the same period in 2004. In addition, BankUnited purchased $10.7 million of investment securities during the three months ended December 31, 2005, compared to $49.9 million during the same period in 2004. BankUnited paid down $44 million of FHLB advances during the three months ended December 31, 2004. BankUnited used $48.5 million and $35.8 million, respectively, during the three months ended December 31, 2005 and 2004 to make escrow related payments on behalf of borrowers.

FINANCIAL CONDITION

The following is a discussion of significant changes from September 30, 2005 to December 31, 2005 in the Statement of Financial Condition. For a discussion of changes in cash and cash equivalents, see LIQUIDITY.

Assets

Mortgage-backed securities available for sale.    The balance of mortgage-backed securities available for sale was $1.5 billion as of December 31, 2005, which is a net decrease of $130 million, or 8.0% compared to $1.6 billion as of September 30, 2005. The net decrease of $130 million is predominantly the result of repayments of $125 million. There was also a reduction in the balance due to unrealized losses of $4.5 million recorded during the three months ended December 31, 2005. (See Note 3. of the accompanying condensed notes to consolidated financial statements for additional information on investment securities and mortgage-backed securities).

Loans.    Loans receivable, net (including loans held for sale) increased by $850 million, or 10.6% from $8.0 billion at September 30, 2005 to $8.9 billion at December 31, 2005. The portfolio is centered in first mortgage residential loans which account for 83.6% of the portfolio with an additional 12.7% in other real estate secured loans. There has not been a significant change in the loan portfolio mix during the quarter ended December 31, 2005.

Loans receivable consist of the following:

	As of December 31, 2005		As of September 30, 2005
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
One-to-four family residential:
Residential mortgages	$6,734,886	75.9%	$5,999,713	74.7%
Specialty consumer mortgages	681,573	7.7	678,609	8.5

Total one-to-four family residential	7,416,459	83.6	6,678,322	83.2
Home equity loans and lines of credit	285,665	3.2	257,789	3.2
Multi-family	122,595	1.4	111,444	1.4
Commercial real estate	365,128	4.1	344,503	4.3
Construction	100,995	1.1	87,113	1.1
Land	260,815	2.9	235,829	2.9

Total real estate loans	8,551,657	96.3	7,715,000	96.1

Other loans:
Commercial	196,013	2.2	199,344	2.5
Consumer	19,269	0.2	19,415	0.2

Total other loans	215,282	2.4	218,759	2.7

Total loans held in portfolio	8,766,939	98.7	9,933,759	98.8
Unearned discounts, premiums and deferred fees, net	138,102	1.6	119,588	1.5
Allowance for loan losses	(28,646)	(0.3)	(25,755)	(0.3)

Total loans held in portfolio, net	8,876,395	100.0%	8,027,592	100.0%

Mortgage loans held for sale	13,136		12,196

Total loans, net	$8,889,531		$8,039,788

The following table provides the composition of BankUnited’s one-four family loans as of December 31, 2005 and September 30, 2005, including loans held for sale.

	As of December 31, 2005		As of September 30, 2005
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
One-to-four family residential loans:
Fixed rate loans	$1,108,391	14.9%	$996,455	14.9%
Adjustable rate loans (ARM):
Traditional ARM	1,802,897	24.3	1,835,337	27.4
Option ARM	4,518,307	60.8	3,858,726	57.7

Total ARM loans	6,321,204	85.1	5,694,063	85.1

Total one-to-four family residential loans, including loans held for sale	$7,429,595	100.0%	6,690,518	100.0%

Option ARM loans are adjustable-rate mortgages which provide borrowers flexible payment options and have the potential for negative amortization. Option ARM loans represent 50.8% and 48.0% of BankUnited’s total loans outstanding as of December 31, 2005 and September 30, 2005, respectively. As of December 31, 2005, option ARM loans with a balance of $2.4 billion were negatively amortizing with approximately $21.1 million of their principal balances resulting from negative amortization. As of September 30, 2005, option ARM loans with a balance of $2.0 billion were negatively amortizing with approximately $12.4 million of their principal balances resulting from negative amortization. These loans are subject to interest rate caps.

Liabilities

Deposits.    Deposits increased by $274 million, or 5.8%, from $4.7 billion at September 30, 2005 to $5.0 billion at December 31, 2005. The majority of the growth was from an increase in certificates of deposit of $241 million. BankUnited entered into longer-term time deposits in anticipation of rising interest rates.

Securities sold under agreements to repurchase.    Securities sold under agreements to repurchase (repos) increased by $54.2 million or 4.7% from September 30, 2005 to $1.2 billion at December 31, 2005.

FHLB advances.    FHLB advances increased by $250 million, or 6.5%, from September 30, 2005 to $4.1 billion at December 31, 2005.

Federal funds purchased.    During the three months ended December 31, 2005, BankUnited borrowed $40 million under credit facilities it has with other financial institutions to purchase overnight Federal Funds on a short-term basis. Total credit extended to BankUnited under these facilities was $115 million as of December 31, 2005, with $40 million outstanding.

Advance payments by borrowers for taxes and insurance.    Advance payments by borrowers for taxes and insurance decreased by $48.5 million, or 64.7% during the quarter to $26.5 million as of December 31, 2005. This decrease reflects tax and insurance payments made by BankUnited on behalf of borrowers during the quarter.

Asset Quality

The following table sets forth additional information concerning BankUnited’s non-performing assets at December 31, 2005 and September 30, 2005.

	December 31, 2005	September 30, 2005
	(Dollars in thousands)
Non-accrual loans	$9,268	$8,391
Loans past due 90 days and still accruing	308	—

Total non-performing loans	9,576	8,391
Real estate owned	224	542

Total non-performing assets	$9,800	$8,933

Allowance for loan losses	$28,646	$25,755

Non-performing assets as a percentage of total assets	0.09%	0.08%
Non-performing loans as a percentage of total loans	0.11%	0.10%
Allowance for loan losses as a percentage of total loans	0.32%	0.32%
Allowance for loan losses as a percentage of non-performing loans	299.14%	306.94%

Management believes the current allowance to be appropriate given the composition of its loan portfolio, which as of December 31, 2005 was 96.3% secured by real estate, the historical loss experience and its assessment of current asset quality.

The following table sets forth the change in BankUnited’s allowance for loan losses for the three months ended December 31, 2005 and 2004.

	For the Three Months Ended
	December 31, 2005	December 31, 2004
	(In thousands)
Allowance for loan losses, balance (at beginning of period)	$25,755	$24,079
Provisions for loan losses	2,300	1,150
Loans charged off:
One-to-four family residential	—	(505)
Home equity loans and lines of credit	—	(131)
Commercial	—	(154)
Consumer	—	(19)

Total loans charged off(1)	—	(809)

Recoveries:
Commercial	590	24
Consumer	1	3

Total recoveries(1)	591	27

Allowance for loan losses, balance (at end of period)	$28,646	$24,447

(1)	Net annualized (recoveries) charge-offs as a percentage of average total loans were (0.03%) and 0.05% for three months ended December 31, 2005 and 2004.

There can be no assurance that additional provisions for loan losses will not be required in future periods.

The following table sets forth BankUnited’s allocation of the allowance for loan losses by category as of December 31, 2005 and September 30, 2005.

	December 31, 2005	September 30, 2005
	(In thousands)
Balance at the end of the period applicable to:
One-to-four family residential	$7,059	$6,356
Home equity loans and lines of credit	3,431	2,909
Multi-family	981	891
Commercial real estate	3,769	3,076
Construction	808	697
Land	2,086	1,886
Commercial	7,336	7,161
Consumer	1,064	843
Unallocated	2,112	1,936

Total allowance for loan losses	$28,646	$25,755

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The discussion contained in BankUnited’s Annual Report on Form 10-K for the year ended September 30, 2005, under Item 7a, “Quantitative and Qualitative Disclosures about Market Risk,” provides detailed quantitative and qualitative disclosures about market risk and should be referenced for information thereon.

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

Risks Associated with Investments and Mortgage-Backed Securities.    BankUnited purchases fixed and adjustable rate mortgage-backed securities and other securities for liquidity, yield and risk management purposes. Changes in market interest rates associated with BankUnited’s investments and mortgage-backed securities could have a material adverse effect on BankUnited’s carrying value of its securities. Temporary changes in the carrying value of mortgage-backed securities and other securities classified as available-for-sale are reflected, net of taxes, as a component of stockholders’ equity, while other than temporary impairment charges, if any, are recorded in earnings. See Note 3 to the accompanying condensed notes to consolidated financial statements.

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

BankUnited uses interest rate swap and cap agreements that qualify as fair value hedges and cash flow hedges. Fair value hedges are used to hedge fixed rate debt. BankUnited uses cash flow hedges to hedge interest rate risk associated with variable rate debt.

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

An evaluation of the effectiveness of the design and operation of BankUnited’s disclosure controls and procedures was carried out by BankUnited, as of the end of the period covered by this report, under the supervision and with the participation of BankUnited’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that BankUnited’s disclosure controls and procedures were effective as of December 31, 2005, and provides reasonable assurance that the information required to be disclosed by BankUnited in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. We may make changes to our disclosure controls and procedures periodically, as we review their design and effectiveness on a continuing basis. No change in internal control over financial reporting occurred during the quarter ended December 31, 2005, that has materially affected, or is likely to materially affect, such internal control over financial reporting. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

PART II—OTHER INFORMATION

Item 1a.	RISK FACTORS

The following risk factors represent changes and additions to, and should be read in conjunction with, “Item 1A. Risk Factors” contained in BankUnited’s Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended September 30, 2005.

These are general risk factors affecting BankUnited. They are further described under Item 1. Business and in Management’s Discussion and Analysis of BankUnited’s Annual Report of Form 10-K for the fiscal year ended September 30, 2005. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business operations. Any of these risks could materially and adversely affect our business, financial condition or results of operations. In such cases, you may lose all or part of your investment.

An increase in loan prepayments and on prepayment of loans underlying mortgage backed securities may adversely affect our profitability.

Prepayment rates are affected by consumer behavior, conditions in the housing and financial markets, general economic conditions and the relative interest rates on fixed-rate and adjustable-rate mortgage loans. Changes in prepayment rates are therefore difficult for us to predict. Prepayments of our mortgage loans may increase as we continue to expand our mortgage loan originations outside of Florida.

The non-cash portion of our net interest income and repayment risks may grow because of our concentration in option ARM loans.

The majority of the loans we originate have optional payment characteristics. These loans provide the consumer with several payment options each month and may result in monthly payments being lower than the amount of interest due on the loan. Any unpaid monthly interest is added to the loan balance. The amount of the negative amortization is a non-cash item that is accrued in net interest income. This amount of net interest income will continue to increase as the negative amortization in our option ARM loans increases.

These loans provide the consumer with the ability to reduce his or her initial loan payment and limit the amount of annual increase in the required monthly payment. The loans are re-amortized and the loan payments re-calculated at the earlier of (i) five years from inception of the loan; or (ii) a loan balance that has increased to 115% of the original loan. If a loan negatively amortizes in the initial year the consumer must make the payments up in the later years of the loan. This presents a potential repayment risk if the consumer is unable to meet the higher payment or to repay the loan through refinancing or sale of the underlying property.

The federal banking regulators have proposed guidance on these loans for public comment that would specify practices that lenders should follow in making these loans. At this time, the guidance is not final, and we do not know how the final guidance, if any, may affect our option ARM loan production. Any regulatory limitation may affect the mortgage and residential real estate markets and limit our ability to produce loans at our current pace.

Changes in economic conditions could cause an increase in delinquencies and non-performing assets, including loan charge-offs, and depress our income and growth.

Our loan portfolios include many real estate secured loans, demand for which may decrease during economic downturns as a result of, among other things, an increase in unemployment, a decrease in real estate values, a slowdown in housing price appreciation or increases in interest rates. These factors could depress our earnings and consequently our financial condition because:

•	customers may not want or need our products and services;

•	borrowers may not be able to repay their loans;

•	the value of the collateral securing our loans to borrowers may decline; and

•	the quality of our loan portfolio may decline.

Any of the latter three scenarios could cause an increase in delinquencies and non-performing assets or require us to charge-off a percentage of our loans and/or increase our provisions for loan losses, which would reduce our income.

Competition with other financial institutions could adversely affect our profitability.

The banking and financial services industry is very competitive. Legal and regulatory developments have made it easier for new and sometimes unregulated competitors to compete with us. Consolidation among financial service providers has resulted in fewer very large national and regional banking and financial institutions holding a large accumulation of assets. These institutions generally have significantly greater resources, a wider geographic presence or greater accessibility to capital, compared to us. Our competitors sometimes are also able to offer more services, more favorable pricing or greater customer convenience than we do. In addition, our competition has grown from new banks and other financial services providers that target our existing or potential customers. As consolidation continues among large banks, we expect additional smaller institutions to try to exploit our market.

We face substantial competition for both deposits and loans. We compete for deposits with banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds and mutual funds. These competitors may offer higher interest rates than we do, which could decrease the deposits that we attract or require us to increase our rates to attract new deposits. Increased competition for deposits could increase our cost of funds and adversely affect our ability to generate the funds necessary for our lending operations.

Competition for loans comes principally from other banks, savings institutions, mortgage banking companies and other lenders. In originating mortgage loans, we compete with real estate investment trusts, investment banking firms, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, other lenders, the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, the Government National Mortgage Association and other entities purchasing mortgage loans. This competition could decrease the number and size of loans that we make and the interest rates and fees that we receive on these loans.

The demand for residential mortgage loans in recent years has made it more difficult and expensive to recruit and retain the services of qualified lending personnel. Increased competition for loan officers and other personnel could hinder our ability to close loans and to improve our results of operations.

Technological developments have allowed competitors, including some non-depository institutions, to compete more effectively in local markets, and have expanded the range of financial products, services and capital available to our target customers. If we are unable to implement, maintain and use such technologies effectively, we may not be able to offer products or achieve cost-efficiencies necessary to compete in our industry. In addition, some of these competitors have fewer regulatory constraints and lower cost structures.

We are dependent upon the services of our management team and qualified personnel.

We are dependent upon the ability and experience of a number of our key management personnel who have substantial experience with our operations, the financial services industry and the markets in which we offer our services. It is possible that the loss of the services of one or more of our senior executives or key managers would have an adverse effect on our operations.

We depend on our account executives and loan officers to attract borrowers by, among other things, developing relationships with commercial and consumer clients, mortgage companies, real estate agents, brokers and others. We believe that these relationships lead to repeat and referral business. The market for skilled account executives and loan officers is highly competitive and historically has experienced a high rate of turnover. In addition, if a manager leaves our company, other members of the manager’s team may follow. Competition for qualified account executives and loan officers may lead to increased hiring and retention costs.

Our success also depends on our ability to continue to attract, manage and retain other qualified personnel as we grow. We cannot assure you that we will continue to attract or retain such personnel.

Adjustments for loans held for sale may adversely affect our profits.

In our financial statements we must revalue, on a quarterly basis, loans that we originate and classify as held for sale to the lower of their cost or market value. Depending on market conditions, such adjustments may adversely affect our results of operations. The amount of total loans held for sale may change if we determine to originate a larger volume of loans with the intent of selling those loans.

If we are unable to maintain or expand our volume of business with independent brokers, our loan origination business may decrease.

We originate a high volume of residential mortgage loans through a network of mortgage brokers. We follow careful procedures to select the brokers with whom we establish relationships and the brokers are not required to work exclusively with us. Our competitors also have relationships with the brokers in our network and actively compete with us to obtain loans and increase broker relationships. We cannot assure you that we will be successful in maintaining our existing relationships or expanding our broker networks. Failure to do so could negatively affect the volume and profitability of our mortgage loan originations, and thus adversely affect our business, financial condition, liquidity and results of operations.

Reduced demand in the secondary market for our loans indexed to the MTA (“MTA loans”) could adversely affect our financial condition and operating results.

We may periodically sell our MTA loans in the secondary market. A prolonged period of secondary market illiquidity could have an adverse effect on our earnings and capital levels. Historically, the Company has held ARM loans in its portfolio; however, the industry-wide increase in the origination volume of adjustable-rate mortgages has facilitated the development of a secondary market for these products and has allowed us to sell a portion of our adjustable-rate mortgage loans into the market. A downturn in customer demand for this product or a prolonged period of secondary market illiquidity could have an adverse effect on our balance sheet and earnings.

Loan sales or securitizations may be difficult or less profitable to execute if our loans are defective.

In connection with the sale and securitization of our loans, we are required to make a variety of customary representations and warranties regarding our company and the loans. We are subject to these representations and warranties for the life of the loan and they relate to, among other things:

•	compliance with applicable laws;

•	eligibility for whole-loan sale or securitization;

•	conformance with underwriting standards;

•	the accuracy of the information in the loan documents and loan file; and

•	the characteristics and enforceability of the loan.

We may not be able to sell a loan that does not comply with these representations and warranties, or such sale may require greater effort or expense. If such loans are sold before we detect non-compliance, we may be obligated to repurchase the loan and bear any associated loss directly, or we may be obligated to indemnify the purchaser against any such losses. These circumstances could adversely impact the profitability of loan sale or securitization transactions and our financial results.

Failure to pay interest on our debt may adversely impact us.

Deferral or default in making interest payments on debt could affect our ability to fund our operations and pay dividends on our common stock. We have the right to defer interest payments on our trust preferred securities and junior subordinated debentures for up to 20 consecutive quarters. However, if we elect to defer interest payments, all deferred interest must be paid before we may pay dividends on our capital stock. Deferral of interest payments could also cause a decline in the market price of our Class A Common Stock.

We also have borrowings from the Federal Home Loan Bank of Atlanta (the “FHLB”). Such borrowings from the FHLB are secured by a pledge of our residential first mortgage loans and other eligible collateral. Our total credit line with the FHLB is approximately 40% of the Bank’s assets at each prior quarter’s end. Failure to pay interest or principal on this debt could adversely affect our business by causing us to lose our collateral and the FHLB as a funding source. In addition to our FHLB borrowings, we also have repurchase agreements which are secured by mortgage-backed securities or other investment securities.

We have outstanding $120 million of Convertible Senior Notes that mature in March 2034 and bear interest at an annual rate of 3.125% payable semiannually. Upon conversion of the notes we will deliver cash for 100% of the principal amount of the notes and may, at our discretion, in lieu of delivering shares of Class A Common Stock, deliver cash or a combination of cash and shares of Class A Common Stock for the profit shares. We may redeem for cash some or all of the notes at any time on or after March 1, 2011 at 100% of the principal amount of the notes plus any accrued and unpaid interest, contingent interest and additional amounts, if any. Holders may require us to purchase all or part of the notes for cash at a purchase price of 100% of the principal amount of the notes plus accrued and unpaid interest including contingent interest and additional amounts, if any, on March 1, 2011, March 1, 2014, March 1, 2019, March 1, 2024 and March 1, 2029 or upon the occurrence of a fundamental change. The notes are senior unsecured obligations, ranking equally in right of payment with all of our existing and future unsecured senior indebtedness. The notes are effectively subordinated to our entire senior secured indebtedness and all indebtedness and liabilities of its subsidiaries.

If we do not manage our growth effectively, our financial performance could be harmed.

In recent years, we have experienced rapid growth that has placed certain pressures on our management, administrative, operational and financial infrastructure. Many of our employees have limited experience with us and a limited understanding of our systems and controls. As we grow, we need to hire additional associates and management in an intensely competitive hiring environment. Additionally, we must upgrade and expand our operational, managerial and financial systems and controls. Plans for the continued development and growth of our business in the future will also require numerous resources, systems development and capital. We cannot assure you that we will be able to:

•	identify and hire qualified employees;

•	expand our systems effectively;

•	allocate our human resources optimally; or

•	meet our capital needs.

The failure to manage growth effectively could significantly harm our business, financial condition, liquidity and results of operations.

We may not be able to maintain and profit from our growth.

We may use some of the proceeds that we receive from offerings of securities for expansion activities. These activities may include additional banking offices and facilities, additional employees, new products and distribution channels and marketing strategies and acquisitions (although no specific acquisition is currently contemplated). Our ability to continue to grow depends, in part, on our ability to hire and retain qualified personnel, open new branch locations, successfully attract deposits to those locations, and identify loan and investment opportunities. We also depend on maintaining productive relationships with the brokers through whom we generate the majority of our one-to-four family residential mortgage loans that we originate. Our ability to profit from our growth also will depend on whether we can efficiently fund our growth, control our costs and maintain asset quality, as well as on factors beyond our control, such as economic conditions and interest rate trends. If we are unable to sustain our growth, our earnings could be adversely affected.

Our future growth is dependent upon our ability to recruit additional, qualified employees, especially seasoned relationship bankers.

Our market areas are experiencing a period of rapid growth, placing a premium on highly qualified employees in a number of industries, including the financial services industry. Our business plan includes, and is dependent upon, hiring and retaining highly qualified and motivated executives and employees at every level. In particular, our success has been partly the result of our management’s ability to seek and retain highly qualified relationship bankers who have long-standing relationships in their communities. These professionals bring with them valuable customer relationships, and have been an integral part of our ability to attract deposits and to expand rapidly in our market areas. We expect to experience substantial competition in our endeavor to identify, hire and retain the top-quality employees that we believe are key to our future success. If we are unable to hire and retain qualified employees, we may not be able to grow our franchise and successfully execute our business strategy.

We may have difficulty managing our growth, which may divert resources and limit our ability to successfully expand our operations.

Our rapid growth has placed, and it may continue to place, significant demands on our operations and management. Our future success will depend on the ability of our officers and other key employees to continue to implement and improve our operational, credit, financial, management and other internal risk controls and processes and our reporting systems and procedures, and to manage a growing number of client relationships. We may not successfully implement improvements to our management information and control systems and control procedures and processes in an efficient or timely manner and may discover deficiencies in existing systems and controls. In particular, our controls and procedures must be able to accommodate an increase in expected loan volume and the infrastructure that comes with new branches and banks. Thus, our growth strategy may divert management from our existing businesses and may require us to incur additional expenditures to expand our administrative and operational infrastructure. If we are unable to manage future expansion in our operations, we may experience compliance and operational problems, have to slow the pace of growth, or have to incur additional expenditures beyond current projections to support such growth, anyone of which could adversely affect our business.

The residential-mortgage-origination business is a cyclical industry, has recently been at its highest levels ever and may decline, which could reduce the number of loans we originate and could adversely impact our business.

The residential-mortgage-origination business has historically been a cyclical industry, enjoying periods of strong growth and profitability followed by periods of shrinking volumes and industry-wide losses. The primary influence on our originations is the aggregate demand for loans in the United States, which is affected by prevailing interest rates. A continued rise in interest rates may adversely affect our results of operations.

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

Among other things, the Bank’s ability to pay cash dividends to the holding company is limited by these regulations. The Bank must notify the OTS in advance of any proposed distribution, and may not pay dividends or distribute any capital assets if the distribution is disapproved by the OTS. OTS regulations also impose certain minimum capital requirements that affect the amount of cash available for the payment of dividends by the Bank. Because income is received by us from the Bank through dividend payments, our ability to service the debt issued by us and dividends on our capital stock is limited by the financial condition of the Bank.

The Bank’s ability to make capital distributions is subject to regulatory limitations. Generally the Bank may make a capital distribution if notice of the proposed capital distribution is filed with the OTS at least 30 days before the board of directors approves the distribution, and the OTS does not disapprove the notice. The OTS may disapprove the notice if it determines that the Bank would be undercapitalized after the proposed distribution, that the proposed distribution raises safety and soundness concerns or that the proposed distribution would violate a statute, regulation or agreement with the OTS or any condition imposed by the OTS. The Bank’s ability to make such distribution by filing a notice, instead of an application for approval, depends on maintaining eligibility for “expedited status.” The Bank currently qualifies for expedited status, but there can be no assurance that it will maintain its current status. In addition, the Bank would be required to file an application for approval of the proposed distribution, instead of a notice, if the total amount of all capital distributions for the calendar year, including the proposed distribution, would exceed the Bank’s net income for that year plus retained net income for the preceding two years.

FDIC regulations also require all insured depository institutions to remain in a safe and sound condition, as defined in regulations, as a condition of federal deposit insurance.

OTS regulations also restrict our ability to open new banking offices. We must publish notice of the proposed office in area newspapers and, if objections are made, the new office may be delayed or disapproved.

Our operations could be harmed by a challenging legal climate.

Class action or other litigation against lenders in certain regions or related to particular products, services or practices may arise from time to time, even if the activities subject to complaint are not unlawful. Such claims may be brought, for example, under state or federal consumer protection laws. The damages and penalties claimed in these types of matters can be substantial. We may also be adversely affected by the actions of our brokers, or if another company in our industry engages in criticized practices. Negative publicity may result in more regulation and legislative scrutiny of industry practices as well as more litigation, which may further increase our cost of doing business and adversely affect our profitability by impeding our ability to market our products, requiring us to change them or increasing the regulatory burdens under which we operate.

Changes in the regulation of financial services companies and housing government-sponsored enterprises could adversely affect our business.

Proposals for further regulation of the financial services industry are continually being introduced in Congress. The agencies regulating the financial services industry also periodically adopt changes to their regulations. Proposals that are now receiving a great deal of attention include regulation of government sponsored-entities, consumer protection initiatives relating to bank overdraft practices, security of customer information, marketing practices, the Real Estate Settlement Procedures Act, predatory lending, non-traditional mortgage loans and risk management for commercial real estate loans. Currently governmental agencies are reviewing non-traditional mortgage loan products, which they have indicated include option ARM loans. It is possible that one or more legislative proposals may be adopted or regulatory changes may be made that would have an adverse effect on our business.

Regulatory authorities have extensive discretion in their supervisory activities that could be used to restrict our business. Changes in the laws or regulations that govern us could further restrict our operations, impose burdensome requirements and increase our expenses which could impair our ability to meet our obligations.

Our REIT subsidiary may fail to qualify as a real estate investment trust, which would adversely affect our future after-tax earnings.

Our REIT subsidiary, BU REIT, is organized and operated to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended (the “Code”). Although it is intended that our REIT subsidiary be owned and organized and operated in such a manner, its continued qualification as a real estate investment trust for federal income tax purposes is not guaranteed. No assurance can be given that new legislation, Treasury regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to qualifications as a real estate investment trust or the federal income tax consequences of such qualification in a way that would adversely affect our REIT subsidiary’s ability to qualify as a real estate investment trust. Any such legislation could cause a tax event that would adversely affect our future consolidated after-tax earnings.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At BankUnited’s annual meeting of stockholders held on January 27, 2006, the stockholders voted on the election of four Class I directors to serve until 2009.

The stockholders voted to elect the nominees for Class I directors as follows:

	Votes For	Votes Withheld
Tod Aronovitz	5,252,671	12,211
Marc D. Jacobson	4,947,533	317,349
Hardy C. Katz	4,994,830	270,052
Ramiro A. Ortiz	4,973,562	291,320

Item 6.	EXHIBITS

(a) Exhibits.

10.1	Amendment to Employment Agreement between BankUnited and Alfred R. Camner.*

10.2	Amendment to Employment Agreement between the Bank and Alfred R. Camner.*

31.1	Certification of the Chief Executive Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

BANKUNITED FINANCIAL CORPORATION

By:	/S/ HUMBERTO L. LOPEZ
Humberto L. Lopez Senior Executive Vice President and Chief Financial Officer

Date: February 9, 2006

By:	/S/ BERNARDO M. ARGUDIN
Bernardo M. Argudin Executive Vice President and Principal Accounting Officer

Exhibit Index

Exhibit No.	Description

10.1	Amendment to Employment Agreement between BankUnited and Alfred R. Camner.*

10.2	Amendment to Employment Agreement between the Bank and Alfred R. Camner.*

31.1	Certification of the Chief Executive Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensatory plans or arrangements.