Form 10-K/A
period 2005-09-30
BANKUNITED FINANCIAL CORP
filed 2006-02-16
CIK 894490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 2)

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

EXPLANATORY NOTE:

This Amendment No. 2 on Form 10-K/A is being filed by BankUnited Financial Corporation. (the “Company”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005, as filed with the Securities and Exchange Commission on December 14, 2005 and Amendment No. 1 on Form 10-K/A as filed with the Commission on December 16, 2005. This Amendment No. 2 on Form 10-K/A is being filed to revise two exhibits, exhibit 31.1 and exhibit 31.2. Except for Item 15 of Part IV, no other information included in the original report on Form 10-K and Amendment No. 1 on Form 10-K/A are amended by this Amendment No. 2 on Form 10-K/A.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed by the undersigned thereunto duly authorized.

BANKUNITED FINANCIAL CORPORATION

By:	/s/ HUMBERTO L. LOPEZ
Humberto L. Lopez Senior Executive Vice President and Chief Financial Officer

Date: February 16, 2006