Form 10-Q/A
period 2005-12-31
BANKUNITED FINANCIAL CORP
filed 2006-02-16
CIK 894490

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

Explanatory Note

This Amendment on Form 10-Q/A is being filed to revise exhibit 32. Except for the revisions to exhibit 32, no other information included in the original report on Form 10-Q is amended by this amendment on Form 10-Q/A.

Item 6. EXHIBITS

(a) Exhibits.

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