Form 10-Q
period 2006-03-31
BANKUNITED FINANCIAL CORP
filed 2006-05-09
CIK 894490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

The number of shares outstanding of the registrant’s common stock at the close of business on May 1, 2006 was 35,908,846 shares of Class A Common Stock, $.01 par value, and 500,062 shares of Class B Common Stock, $.01 par value.

This Form 10-Q contains 40 pages.

The Index to Exhibits appears on page 36.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q REPORT FOR THE QUARTER ENDED MARCH 31, 2006

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2006	September 30, 2005
	(Dollars in thousands, except share data)
ASSETS
Cash	$56,355	$60,870
Federal Home Loan Bank overnight deposits	32,550	175,249
Federal funds sold	1,768	1,932
Investment securities available for sale, at fair value	291,909	289,932
Mortgage-backed securities available for sale, at fair value (including assets pledged of $1,245,890 and $1,223,261, respectively)	1,393,735	1,626,005
Mortgage loans held for sale	14,650	12,196
Loans held in portfolio	9,762,712	7,933,759
Add: Unearned discounts, premiums and deferred costs, net	159,914	119,588
Less: Allowance for loan losses	(30,575)	(25,755)

Loans held in portfolio, net	9,892,051	8,027,592

Federal Home Loan Bank stock and other earning assets	222,582	190,043
Office properties and equipment, net	45,487	41,072
Real estate owned	224	542
Interest receivable	54,619	41,621
Mortgage servicing rights	21,640	22,101
Goodwill	28,353	28,353
Bank-owned life insurance	114,759	112,383
Prepaid expenses and other assets	37,739	37,814

Total assets	$12,208,421	$10,667,705

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest bearing deposits	$5,057,859	$4,361,820
Non-interest bearing deposits	395,264	371,535

Total deposits	5,453,123	4,733,355

Securities sold under agreements to repurchase	1,133,212	1,161,348
Advances from Federal Home Loan Bank	4,436,350	3,820,385
Convertible senior notes	120,000	120,000
Trust preferred securities and subordinated debentures	195,957	195,500
Federal funds purchased	65,000	—
Interest payable	22,138	15,291
Advance payments by borrowers for taxes and insurance	49,325	74,998
Accrued expenses and other liabilities	42,785	39,212

Total liabilities	11,517,890	10,160,089

Commitments and Contingencies (See notes 8 and 10)
Stockholders’ Equity
Preferred stock, $0.01 par value	10	9
Authorized shares—10,000,000
Issued shares—984,713 and 889,139 Outstanding shares—957,993 and 862,419 Treasury shares—26,720	(528)	(528)
Class A common stock, $0.01 par value	363	302
Authorized shares—60,000,000
Issued shares—36,281,735 and 30,202,220 Outstanding shares—35,848,155 and 29,768,791 Treasury shares—433,580 and 433,429	(5,226)	(5,223)
Class B common stock, $0.01 par value	6	6
Authorized shares—3,000,000
Issued shares—599,762 and 612,762 Outstanding shares—398,562 and 431,562 Treasury shares—201,200 and 181,200	(2,229)	(1,977)
Additional paid-in capital	497,235	342,859
Retained earnings	228,669	193,372
Deferred compensation	1,801	1,695
Accumulated other comprehensive loss, net of tax	(29,570)	(22,899)

Total stockholders’ equity	690,531	507,616

Total liabilities and stockholders’ equity	$12,208,421	$10,667,705

See accompanying condensed notes to consolidated financial statements

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2006	2005	2006	2005
	(Dollars and shares in thousands, except per share data)
Interest income:
Interest and fees on loans	$141,479	$79,154	$262,488	$149,854
Interest on mortgage-backed securities	16,293	16,884	32,923	35,120
Interest and dividends on other investments and other interest-earning assets	6,874	5,657	12,928	11,000

Total interest income	164,646	101,695	308,339	195,974

Interest expense:
Interest on deposits	44,732	21,901	83,904	40,997
Interest on borrowings	56,094	37,099	105,374	70,615
Interest on subordinated debentures and preferred dividends of subsidiary trusts	3,812	3,141	7,575	5,930

Total interest expense	104,638	62,141	196,853	117,542

Net interest income before provision for loan losses	60,008	39,554	111,486	78,432
Provision for loan losses	2,300	1,050	4,600	2,200

Net interest income after provision for loan losses	57,708	38,504	106,886	76,232

Non-interest income:
Loan servicing fees	1,705	837	3,158	1,707
Amortization of mortgage servicing rights	(841)	(811)	(1,727)	(1,581)
Impairment of mortgage servicing rights	(330)	—	(330)	—
Loan fees	954	586	1,663	1,143
Deposit fees	1,338	1,010	2,655	2,116
Other fees	707	517	1,347	1,035
Net gain on sale of investments	0	878	0	2,488
Net gain on sale of loans and other assets	1,872	1,687	3,762	2,080
Insurance and investment services income	1,312	1,252	2,207	2,215
Other	441	1,130	1,930	2,233

Total non-interest income	7,158	7,086	14,665	13,436

Non-interest expenses:
Employee compensation and benefits	17,811	12,843	34,572	24,039
Occupancy and equipment	7,355	5,391	14,298	10,392
Telecommunications and data processing	2,336	1,527	4,461	3,146
Advertising and promotion expense	1,664	1,375	3,062	2,819
Professional fees	1,417	1,307	2,913	2,155
Other	4,789	3,192	8,498	5,806

Total non-interest expenses	35,372	25,635	67,804	48,357

Income before income taxes	29,494	19,955	53,747	41,311
Provision for income taxes	9,806	6,399	17,884	13,230

Net income	$19,688	$13,556	$35,863	$28,081

Earnings Per Share:
Basic	$0.57	$0.45	$1.10	$0.93

Diluted	$0.54	$0.42	$1.04	$0.87

Dividend declared per share	$0.005	$0.005	$0.01	$0.005
Weighted average number of common shares outstanding:
Basic	34,453	30,116	32,288	30,053
Diluted	36,663	32,432	34,412	32,415

See accompanying condensed notes to consolidated financial statements

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	For the Six Months Ended March 31, 2006 and 2005
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Deferred Compensation	Accumulated Other Comprehensive Loss, Net of Tax	Total Stockholders’ Equity

	(In thousands)
Balance at September 30, 2005	$9	$308	$342,859	$193,372	$(7,728)	$1,695	$(22,899)	$507,616
Comprehensive income:
Net income for the six months ended March 31, 2006	—	—	—	35,863	—	—	—	35,863
Other comprehensive loss, net of tax	—	—	—	—	—	—	(6,671)	(6,671)

Total comprehensive income	—	—	—	—	—	—	—	29,192
Payment of dividends	—	—	—	(566)	—	—	—	(566)
Stock offering	—	58	150,226	—	—		—	150,284
Purchase of stock	—	—	—	—	(255)	—	—	(255)
Deferral of compensation	—	—	—	—	—	106	—	106
Stock option exercises and restricted stock awards	1	3	4,150	—	—	—	—	4,154

Balance at March 31, 2006	$10	$369	$497,235	$228,669	$(7,983)	$1,801	$(29,570)	$690,531

Balance at September 30, 2004	$8	$305	$336,258	$166,713	$(4,547)	$1,216	$(7,296)	$492,657
Comprehensive income:
Net income for the six months ended March 31, 2005	—	—	—	28,081	—	—	—	28,081
Other comprehensive loss, net of tax	—	—	—	—	—	—	(18,573)	(18,573)

Total comprehensive income	—	—	—	—	—	—	—	9,508
Payment of dividends	—	—	—	(207)	—	—	—	(207)
Declaration of common stock dividends	—	—	—	(149)	—	—	—	(149)
Purchase of stock	—	—	—	—	(334)	—	—	(334)
Deferral of compensation	—	—	—	—	—	247	—	247
Shares acquired through deferred compensation arrangements	—	—	—	—	(490)	—	—	(490)
Stock option exercises and restricted stock awards	1	2	2,547	—	—	—	—	2,550

Balance at March 31, 2005	$9	$307	$338,805	$194,438	$(5,371)	$1,463	$(25,869)	$503,782

See accompanying condensed notes to consolidated financial statements

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended March 31,
	2006	2005
	(In thousands)
Cash flows used in operating activities	$(30,882)	$(14,397)

Cash flows from investing activities:
Net increase in loans held in portfolio	(1,876,720)	(1,092,549)
Purchase of investment securities available for sale	(19,686)	(57,155)
Purchase of mortgage-backed securities available for sale	—	(715)
Purchase of other earning assets	(98,284)	(47,498)
Purchase of office properties and equipment	(8,614)	(10,205)
Proceeds from repayments of investment securities available for sale	16,540	25
Proceeds from repayments of mortgage-backed securities available for sale	220,577	320,046
Proceeds from repayments of other earning assets	65,745	44,675
Proceeds from sale of investment securities available for sale	3,780	78,874
Proceeds from sale of mortgage-backed securities available for sale	81,406	114,465
Proceeds from sale of real estate owned and other assets	746	1,794
Proceeds from sale of office properties and equipment	29	14

Net cash used in investing activities	(1,614,481)	(648,229)

Cash flows from financing activities:
Net increase in deposits	719,768	515,640
Additions to long-term Federal Home Loan Bank advances	1,240,000	200,000
Repayments of long-term Federal Home Loan Bank advances	(851,035)	(275,034)
Net increase in short-term Federal Home Loan Bank advances	227,000	91,000
Net increase in other borrowings	36,864	2,229
Net proceeds from issuance of subordinated debentures	—	30,928
Net proceeds from issuance of stock	151,627	1,032
Purchase of stock	—	(334)
Dividends paid on common stock	(329)	—
Dividends paid on preferred stock	(237)	(207)
Decrease in advances from borrowers for taxes and insurance	(25,673)	(20,344)

Net cash provided by financing activities	1,497,985	544,910

Decrease in cash and cash equivalents	(147,378)	(117,716)
Cash and cash equivalents at beginning of period	238,051	181,894

Cash and cash equivalents at end of period	$90,673	$64,178

Supplemental disclosure of non-cash activities:
Exchange of loans for mortgage-backed securities in loan sales transactions with FNMA and FHLMC	$93,934	$60,966

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

The unaudited consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the three and six-month periods ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006. These condensed notes should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in BankUnited’s Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended September 30, 2005.

Certain prior period amounts have been reclassified to conform to the March 31, 2006 consolidated financial statements presentation.

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

SFAS No. 155

In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrids Financial Instruments.” This statement amends SFAS No 133 “Accounting for Derivative Instruments and Hedging Activities”, and No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”

SFAS No. 155 addresses the following:

•	Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation;

•	Clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133;

•	Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;

•	Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives;

•	Amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

SFAS No. 155 shall be effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Therefore, BankUnited will adopt this statement, as applicable, in its fiscal year beginning October 1, 2006.

SFAS No. 156

In March 2006, the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets.” This statement amends SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 provides for alternative accounting treatments of mortgage servicing rights for transactions entered into after the adoption of the pronouncement and shall be effective for an entity’s first fiscal year that begins after September 15, 2006. BankUnited will consider the alternative treatment of accounting for new transactions in the fiscal year beginning October 1, 2006.

3.    Investments and Mortgage-backed Securities Available for Sale

Investment Securities Available for Sale

Presented below is an analysis of investments designated as available for sale:

	March 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. government sponsored entity debt securities	$72,613	$—	$(1,315)	$71,298
Preferred stock of U.S. government sponsored entities (1)	96,084	250	(4,091)	92,243
Trust preferred securities of other issuers	23,088	313	(70)	23,331
Mutual funds and other bonds (2)	107,636	15	(4,788)	102,863
Other equity securities	2,011	163	—	2,174

Total	$301,432	$741	$(10,264)	$291,909

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

	September 30, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. government sponsored entity debt securities	$72,637	$—	$(1,203)	$71,434
Preferred stock of U.S. government sponsored entities (1)	96,085	15	(4,523)	91,577
Trust preferred securities of other issuers	23,120	379	(72)	23,427
Mutual funds and other bonds (2)	105,628	29	(3,225)	102,432
Other equity securities	1,011	51	—	1,062

Total	$298,481	$474	$(9,023)	$289,932

(1)	U.S. Government sponsored entities include Federal National Mortgage Association, (“FNMA”) and Federal Home Loan Mortgage Corporation, (“FHLMC”).
(2)	Underlying assets of mutual funds consist primarily of mortgage-backed securities.

Investment securities available for sale as of March 31, 2006 by contractual maturity are shown below.

	March 31, 2006
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$56,185	$55,458
Due after one year through five years	30,695	30,015
Due after five years through ten years	3,771	3,758
Due after ten years	43,817	43,391
Mutual funds and equity securities	166,964	159,287

Total	$301,432	$291,909

Mortgage-Backed Securities Available for Sale

Presented below is an analysis of mortgage-backed securities designated as available for sale.

	March 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
FNMA mortgage-backed securities	$237,761	$115	$(11,726)	$226,150
FHLMC mortgage-backed securities	70,959	43	(2,003)	68,999
Collateralized mortgage obligations	7,862	1,167	(29)	9,000
Mortgage pass-through certificates	1,113,423	61	(23,898)	1,089,586

Total(1)	$1,430,005	$1,386	$(37,656)	$1,393,735

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

	September 30, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
FNMA mortgage-backed securities	$266,564	$168	$(7,624)	$259,108
FHLMC mortgage-backed securities	80,659	53	(1,248)	79,464
Collateralized mortgage obligations	9,065	1,308	(29)	10,344
Mortgage pass-through certificates	1,296,773	376	(20,060)	1,277,089

Total(1)	$1,653,061	$1,905	$(28,961)	$1,626,005

(1)	Included in BankUnited’s portfolio of mortgage-backed securities as of March 31, 2006 and September 30, 2005, were securities with a fair value of $264 million and $279 million, respectively, retained from BankUnited’s mortgage loans securitization.

Mortgage-backed securities available for sale as of March 31, 2006, by contractual maturity and adjusted for anticipated prepayments, are shown below.

	March 31, 2006
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$629,060	$612,985
Due after one year through five years	709,840	691,942
Due after five years through ten years	70,083	68,316
Due after ten years	21,022	20,492

Total	$1,430,005	$1,393,735

Based on the internal model used by BankUnited, estimated average duration of the mortgage-backed securities portfolio as of March 31, 2006 was 1.78 years. This duration extends to 2.23 years in a hypothetical scenario that adds 100 basis points to market interest rates. The model used by BankUnited is based on assumptions that may differ from the eventual outcome.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The following tables provide information for investments and mortgage-backed securities available for sale with unrealized losses as of March 31, 2006 and September 30, 2005, segregated between investments and mortgaged-backed securities sustaining unrealized losses for periods less than twelve months, and twelve months or greater.

	As of March 31, 2006
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)
	(In thousands)
Available for sale securities
Investment securities:
Trust preferred securities of other issuers	$1,995	$(5)	$1,935	$(65)	$3,930	$(70)
U.S. government sponsored entity debt securities (2)	—	—	71,298	(1,315)	71,298	(1,315)
Preferred stock of U.S. government sponsored entities (2)	18,915	(1,164)	38,141	(2,927)	57,056	(4,091)
Mutual funds and other bonds (3)	15,202	(313)	79,559	(4,475)	94,761	(4,788)

Total investment securities	$36,112	$(1,482)	$190,933	$(8,782)	$227,045	$(10,264)

Mortgage-backed securities:
FNMA mortgage-backed securities	$1,215	$(10)	$218,787	$(11,716)	$220,002	$(11,726)
FHLMC mortgage-backed securities	1,201	(15)	65,074	(1,988)	66,275	(2,003)
Collateralized mortgage obligations	—	—	1,576	(29)	1,576	(29)
Mortgage pass-through certificates	372,290	(3,804)	700,560	(20,094)	1,072,850	(23,898)

Total mortgage-backed securities	$374,706	$(3,829)	$985,997	$(33,827)	$1,360,703	$(37,656)

	As of September 30, 2005
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)
	(In thousands)
Available for sale securities
Investment securities:
Trust preferred securities of other issuers	$—	$—	$1,929	$(72)	$1,929	$(72)
U.S. government sponsored entity debt securities (2)	71,434	(1,203)	—	—	71,434	(1,203)
Preferred stock of U.S. government sponsored entities (2)	56,816	(3,172)	29,821	(1,351)	86,637	(4,523)
Mutual funds and other bonds (3)	8,000	(30)	80,193	(3,195)	88,193	(3,225)

Total investment securities	$136,250	$(4,405)	$111,943	$(4,618)	$248,193	$(9,023)

Mortgage-backed securities:
FNMA mortgage-backed securities	$35,627	$(666)	$214,523	$(6,958)	$250,150	$(7,624)
FHLMC mortgage-backed securities	1,268	(8)	74,379	(1,240)	75,647	(1,248)
Collateralized mortgage obligations	—	—	2,047	(29)	2,047	(29)
Mortgage pass-through certificates	580,892	(4,666)	647,519	(15,394)	1,228,411	(20,060)

Total mortgage-backed securities	$617,787	$(5,340)	$938,468	$(23,621)	$1,556,255	$(28,961)

(1)	These unrealized losses are caused by changes in interest rates and are considered to be temporary.
(2)	U.S. Government sponsored entities include Federal National Mortgage Association, (“FNMA”) and Federal Home Loan Mortgage Corporation, (“FHLMC”).
(3)	Underlying assets of mutual funds consist primarily of mortgage-backed securities.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

4.    Loans Receivable

Loans receivable consist of the following:

	As of March 31, 2006		As of September 30, 2005
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
One-to-four family residential:
Residential mortgages	$7,563,225	76.5%	$5,999,713	74.7%
Specialty consumer mortgages	684,385	6.9	678,609	8.5

Total one-to-four family residential	8,247,610	83.4	6,678,322	83.2
Home equity loans and lines of credit	308,681	3.1	257,789	3.2
Multi-family	103,109	1.0	111,444	1.4
Commercial real estate	384,333	3.9	344,503	4.3
Construction	126,905	1.3	87,113	1.1
Land	370,231	3.7	235,829	2.9

Total real estate loans	9,540,869	96.4	7,715,000	96.1

Other loans:
Commercial	202,535	2.0	199,344	2.5
Consumer	19,308	0.2	19,415	0.2

Total other loans	221,843	2.2	218,759	2.7

Total loans held in portfolio	9,762,712	98.7	7,933,759	98.8
Unearned discounts, premiums and deferred fees, net	159,914	1.6	119,588	1.5
Allowance for loan losses	(30,575)	(0.3)	(25,755)	(0.3)

Total loans held in portfolio, net	9,892,051	100.0%	8,027,592	100.0%

Mortgage loans held for sale	14,650		12,196

Total loans, net	$9,906,701		$8,039,788

Loans with payment options:

Option ARM loans are adjustable-rate mortgages which provide borrowers flexible payment options and have the potential for negative amortization above the original loan balance when the payment made by the borrower is less than the amount of interest due on the loan. In such a case interest not collected is deferred and added to the principal balance of the loan. When the loan balance reaches a pre-established cap or after five years, full amortization of the loan over its remaining life is required. These loans are subject to interest rate caps.

Interest income reported on loans includes deferred interest on option ARM loans where periodic payments do not cover the amount of interest earned contractually and where the uncollected interest is added to the principal balance of the loans. For the quarter ended March 31, 2006, $19.5 million in deferred interest is included in interest income on loans.

Option ARM loans represented 53.1% and 48.0% of total loans outstanding as of March 31, 2006 and September 30, 2005, respectively. As of March 31, 2006, option ARM loans with a balance of $3.1 billion had negative amortization with approximately $37.3 million of their principal balances above their original principal balance resulting from negative amortization. As of September 30, 2005, option ARM loans with a balance of $2.0 billion had negative amortization with approximately $12.4 million of their principal balances above their original principal balance resulting from negative amortization.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The following table provides the composition of BankUnited’s one-to-four family residential loans as of March 31, 2006 and September 30, 2005, including loans held for sale.

	As of March 31, 2006		As of September 30, 2005
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
One-to-four family residential loans:
Fixed rate loans	$1,232,760	14.9%	$996,455	14.9%
Adjustable rate loans (ARM):
Option ARM	5,255,591	63.6	3,858,726	57.7
Non Option ARM	1,773,909	21.5	1,835,337	27.4

Total ARM loans	7,029,500	85.1	5,694,063	85.1

Total one-to-four family residential loans, including loans held for sale	$8,262,260	100.0%	$6,690,518	100.0%

5.    Earnings Per Share

The following tables reconcile basic and diluted earnings per share for the three and six months ended March 31, 2006 and 2005.

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2006	2005	2006	2005
	(Dollars and shares in thousands, except per share data)
Basic earnings per share:
Numerator:
Net income	$19,688	$13,556	$35,863	$28,081
Convertible Preferred stock dividends	118	103	237	207

Net income available to common stockholders	$19,570	$13,453	$35,626	$27,874

Denominator:
Weighted average common shares outstanding	34,453	30,116	32,288	30,053

Basic earnings per share	$0.57	$0.45	$1.10	$0.93

Diluted earnings per share:
Numerator:
Net income available to common stockholders	$19,570	$13,453	$35,626	$27,874
Plus:
Convertible preferred stock dividends	118	103	237	207

Diluted net income available to common stockholders	$19,688	$13,556	$35,863	$28,081

Denominator:
Weighted average common shares outstanding	34,453	30,116	32,288	30,053
Plus:
Stock options and restricted stock	1,299	1,516	1,215	1,562
Convertible preferred stock	911	800	909	800

Diluted weighted average shares outstanding	36,663	32,432	34,412	32,415

Diluted earnings per share(1)	$0.54	$0.42	$1.04	$0.87

(1)	BankUnited did not consider potential common shares of 424,946, and 167,022, for the three-month periods ended March 31, 2006 and 2005, respectively, and 511,516 and 16,372 for the six-month periods ended March 31, 2006 and 2005, respectively, in the computation of diluted earnings per share as they would have been antidilutive.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

6.    Regulatory Capital

The Bank’s regulatory capital levels as of March 31, 2006 and September 30, 2005 were as follows:

	As of March 31, 2006	As of September 30, 2005
	(Dollars in thousands)
Tier 1 Leverage Capital
Amount	$892,393	$756,810
Actual Ratio	7.3%	7.1%
Well-Capitalized Minimum Ratio(1)	5.0%	5.0%
Adequately Capitalized Minimum Ratio(1)	4.0%	4.0%

Tier 1 Risk-Based Capital
Amount	$892,393	$756,810
Actual Ratio	13.8%	14.0%
Well-Capitalized Minimum Ratio(1)	6.0%	6.0%
Adequately Capitalized Minimum Ratio(1)	4.0%	4.0%

Total Risk-Based Capital
Amount	$909,714	$774,390
Actual Ratio	14.3%	14.5%
Well-Capitalized Minimum Ratio(1)	10.0%	10.0%
Adequately Capitalized Minimum Ratio(1)	8.0%	8.0%

(1)	Based on Office of Thrift Supervision regulations.

In March 2006, BankUnited Financial Corporation contributed $75 million in additional capital to the Bank.

7.    Comprehensive Income

BankUnited’s comprehensive income includes all items that comprise net income, plus other comprehensive loss. For the three and the six months ended March 31, 2006 and 2005 BankUnited’s comprehensive income was as follows:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2006	2005	2006	2005
	(In thousands)
Net income	$19,688	$13,556	$35,863	$28,081
Other comprehensive loss, net of tax:
Unrealized loss arising during the period on securities, net of tax benefit of $1,783 and $6,650 for the three months ended March 31, 2006 and 2005, respectively, and $3,445 and $9,573 for the six months ended March 31, 2006 and 2005, respectively	(3,311)	(12,164)	(6,398)	(17,779)
Unrealized (loss) gain on cash flow hedges, net of tax (benefit) of $(190) and $286 for the three months ended March 31, 2006 and 2005, respectively, and $(159) and $352 for the six months ended March 31, 2006 and 2005, respectively	(354)	531	(295)	654
Less reclassification adjustment for:
Realized gain on securities sold included in net income, net of tax of $0 and $308 for the three months ended March 31, 2006 and 2005, respectively, and $0 and $871 for the six months ended March 31, 2006 and 2005, respectively	—	571	—	1,617
Realized gain (loss) on cash flow hedges, net of tax (benefit) of $2 and $(33) for the three months ended March 31, 2006 and 2005, respectively, and $(12) and $(91) for the six months ended March 31, 2006 and 2005, respectively	4	(61)	(22)	(169)
Other	(203)	—	—	—

Total other comprehensive loss, net of tax	(3,466)	(12,143)	(6,671)	(18,573)

Comprehensive income	$16,222	$1,413	$29,192	$9,508

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

8.    Accounting For Derivatives and Hedging Activities

BankUnited uses derivative instruments as part of its interest rate risk management activities to reduce risks associated with its loan origination and borrowing activities. Derivatives include loan commitments, forward sales contracts, and interest rate swaps and caps. In connection with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), we recognize all derivatives as either assets or liabilities on the consolidated balance sheet and report them at fair value with realized and unrealized gains and losses included in either earnings or in other comprehensive income, depending on the purpose for which the derivative is held and whether the derivative qualifies for hedge accounting.

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

Interest Rate Swaps and Caps

BankUnited has entered into interest rate swap and cap contracts for the purpose of hedging long-term fixed and variable rate debt (“hedged item”), respectively. BankUnited may use interest rate swap and cap agreements that may qualify as fair value hedges and cash flow hedges. Fair value hedges are used to hedge fixed rate debt. BankUnited uses cash flow hedges to hedge interest rate risk associated with variable rate debt.

BankUnited has applied hedge accounting based on the “short cut” method for interest rate swaps provided for in Statement of Financial Accounting Standards No. 133. In December 2005, the Securities and Exchange Commission issued guidance on the application of the short cut method under this standard. Based on this guidance,

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

BankUnited has reviewed its application of the short cut method in accounting for interest rate swaps and concluded that three current hedge transactions did not meet the requirements set forth in the guidance and hedge accounting was precluded for those items in the periods previously applied. After analysis BankUnited concluded that the reclassification of these swaps does not materially affect the results of operations for any period presented and recognized a $242 thousand charge from prior periods in the quarter ended March 31, 2006. The inability to utilize hedge accounting during the quarter resulted in an additional $672 thousand charge as a result of the change in market value of the interest rate swaps.

The following table summarizes certain information with respect to the use of derivatives and their impact on BankUnited’s consolidated statements of income during the three and six months ended March 31, 2006 and 2005.

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2006	2005	2006	2005
	(In thousands)
Fair Value Hedges
Net (loss) gain recorded in earnings due to ineffectiveness	$—	$(26)	$—	$11

Other Derivatives (1)
Loss recorded in other non-interest income	(914)	—	(914)	—
Gain recorded in non-interest expense	176	44	74	8

Total net (loss) gain recorded in earnings due to derivatives	$(738)	18	$(840)	$19

Note:	There was no ineffectiveness related to cash flow hedges during the three and six months ended March 31, 2006 and 2005. Within the next 12 months, BankUnited estimates that $628 thousand will be reclassified out of comprehensive income as a charge to earnings for cash flow hedges outstanding as of March 31, 2006.
(1)	These derivatives are used by BankUnited to economically hedge interest rate risk, but do not qualify for hedge accounting treatment.

9.    Stock-Based Compensation

At March 31, 2006, BankUnited had certain stock-based compensation plans (the “Plans”) under which incentives may be awarded to officers, directors and employees of BankUnited and its subsidiaries. Under the Plans, BankUnited may award stock options, stock appreciation rights, restricted stock, deferred stock, bonus stock and awards in lieu of obligations, dividend equivalents, other stock-based awards and performance awards in each of its classes of stocks.

Shares issued in connection with stock-based compensation are registered under the Plans. At March 31, 2006, there were 303,831 shares of all classes available under the Plans.

Effective October 1, 2005, BankUnited adopted SFAS No. 123R “Share Based Payments” using the modified prospective transition method. SFAS No. 123R requires companies to calculate compensation expense arising from stock-based compensation based on the respective fair values of awards at grant date. As of March 31, 2006, there was $21.7 million of unrecognized compensation cost related to unvested stock-based awards. That cost is expected to be recognized over a weighted average period of 3.99 years.

Although the Plans allow for other types of awards, BankUnited has in the past generally awarded stock-based compensation in the form of stock options, restricted stock, and restricted stock units. Restricted stock awards are based on future service and in some instances have performance requirements. The requisite service period for all awards is equal to the vesting period and the performance period, if applicable. Vesting periods

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

range from immediate to nine years for options and immediate to fourteen years for restricted stock. Any unvested awards are forfeited upon termination of employment, unless otherwise provided by the award agreement, employment agreement, or action of the Compensation Committee.

Options — BankUnited may award both incentive stock options and non-qualified stock options. Options granted under BankUnited’s Plans generally expire ten years after the date of grant and are granted at or above the fair market value of the stock on the date of grant. Option terms are determined by the Compensation Committee of BankUnited’s Board of Directors at the time of the grant. An option may vest immediately or over a period of years. BankUnited incorporates the Black Scholes Merton model to calculate fair values of options awarded. This model requires assumptions as to expected volatility, dividends, terms, and risk free rates. Assumptions used for the periods covered herein, are outlined in the table below:

	Three Months Ended March 31, 2006	Six Months Ended March 31, 2006
Expected volatility	26.0%	26.0%
Expected dividend	.007% - 1.32%	.007% - 1.32%
Expected term (years)	3.9 - 7.0	3.9 - 7.0
Risk free rate	4.52% - 4.56%	4.45% - 4.56%

Expected volatilities are based on historical volatility trends of BankUnited’s Class A Common Stock and other factors. Expected dividends reflect a range from actual dividends paid on BankUnited’s Class A Common Stock and Series B Preferred Stock. Expected terms represent the period of time that options granted are expected to be outstanding; the range above results from certain categories of recipients exhibiting different exercise behavior. The risk free rate is based on the U.S Treasury yield curve in effect at the time of the grant for the appropriate life of each option.

A summary of option activity under the Plans as of March 31, 2006, and changes during the six-month period then ended is presented below:

Options	Number of Shares (000’s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)
Outstanding, October 1, 2005 (1)	3,660	$17.84
Granted	3	25.62
Exercised	(135)	11.09
Expired	(62)	21.60
Forfeited	(17)	24.64
Outstanding, March 31, 2006 (2)	3,449	$18.01	5.5	$42,848

Exercisable, March 31, 2006 (3)	2,693	$16.98	5.1	$36,808

(1)	Outstanding number of shares as of October 1, 2005 included 2,337 thousand shares of Class A Common Stock, 493 thousand shares of Class B Common Stock, and 830 thousand shares of Series B Preferred.

(2)	Outstanding number of shares as of March 31, 2006 included 2,160 thousand shares of Class A Common Stock, 468 thousand shares of Class B Common Stock, and 821 thousand shares of Series B Preferred.

(3)	Exercisable number of shares as of March 31, 2006 included 1,572 thousand shares of Class A Common Stock, 468 thousand shares of Class B Common Stock, and 653 thousand shares of Series B Preferred.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The total intrinsic value of options exercised during the quarter ended March 31, 2006 and for the six month period ended March 31, 2006 was $1.069 million and $2.035 million, respectively. Cash received from option exercises during the quarter ended March 31, 2006 and for the six-month period ended March 31, 2006 was $576 thousand and $1.35 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $206 thousand and $433 thousand for the quarter ended March 31, 2006 and the six month period ended March 31, 2006, respectively.

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

Other restricted awards are granted without performance based restrictions and vest in annual installments over periods ranging from five to eight years commencing on the first anniversary of the date of the grant. Except in certain circumstances, shares of restricted stock subject to vesting are forfeited as to the portion remaining unvested at the date of termination if service with BankUnited terminates prior to completion of the vesting schedule. The vesting schedules are intended to encourage officers, directors and employees to make long-term commitments to BankUnited. However, shares of restricted stock that have not yet vested or become exercisable may vest and become exercisable before the end of the scheduled vesting term, in the event of the employee’s death, disability, and in some cases, change in control of BankUnited. Restricted stock awards granted to certain executive officers will immediately vest if there is a change in control of BankUnited. Such awards will vest and become exercisable for all other employees in the event that any successor company does not assume the restricted stock or the employee is involuntarily terminated within twenty-four (24) months following the effective date of the change in control.

A summary of the status of BankUnited’s restricted stock for the six months ended March 31, 2006, is presented below.

Restricted Stock(1)	Number of Shares	Weighted Average Grant-Date Fair Value
	(Shares in thousands)
Outstanding, October 1, 2005	507	$32.03
Granted	286	27.01
Vested	(31)	25.85
Forfeited	(12)	24.12

Outstanding, March 31, 2006	750	$27.19

The total fair value of restricted shares that vested during the quarters ended March 31, 2006 and the six months ended March 31, 2006 was $230 thousand and $797 thousand, respectively.

(1)	Includes common and preferred shares.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The following table provides pro-forma net income and earnings per share for periods covered under this report, during which the fair value based method was not used to account for stock-based compensation.

	Three Months Ended March 31, 2005	Six Months Ended March 31, 2005
	(Dollars in thousands)	(Dollars in thousands)
Net income, as reported	$13,556	$28,081
Add: Total stock-based employee and director compensation expense included in net income, net of related tax effects	425	829
Deduct: Total stock-based employee and director compensation expense determined under the fair value based method for all awards, net of related tax effects	(2,507)	(3,413)

Pro forma net income	$11,474	$25,497

Earnings per share:
Basic — as reported	$0.45	$0.93

Basic — pro forma	$0.38	$0.85

Diluted — as reported	$0.42	$0.87

Diluted — pro forma	$0.35	$0.79

Assumptions for weighted average grant-date fair value of options using the Black Scholes option pricing model are as follows:
Dividend yield	—	—
Expected volatility	28.0%	28.0%
Risk free rate	3.84%	3.40%
Expected term (years)	3.9	4.7

10.    Commitments and Contingencies

Commercial and standby letters of credit are off balance sheet instruments which represent conditional commitments issued by BankUnited to guarantee the performance of a customer to a third party. BankUnited had outstanding commercial and standby letters of credit in the amount of $44.6 million and $38.8 million as of March 31, 2006 and September 30, 2005, respectively. Fees collected on standby letters of credit represent the fair value of these commitments and are deferred and amortized over their term, which is typically one year or less.

BankUnited is a party to certain claims and litigation arising in the ordinary course of business. In the opinion of management, the resolution of such claims and litigation will not materially affect BankUnited’s consolidated financial position or results of operations.

11.    Subsequent Events

During April 2006, BankUnited elected to settle an interest rate swap contract resulting in a pre-tax charge to income of $359 thousand recorded in other non-interest income. This contract was settled by BankUnited, after it had concluded during the quarter ended March 31, 2006, that it could not apply hedge accounting under the short-cut method prescribed in SFAS No. 133 and recognized a $1.6 million charge on this contract, in that quarter. This contract was being used by BankUnited to economically hedge $23 million of 10.25% Trust Preferred Securities issued by its trust subsidiary, BankUnited Capital.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Form 10-Q, “BankUnited,” “we,” “us” and “our” refers to BankUnited and its subsidiaries on a consolidated basis. The following discussion and analysis and the related financial data present a review of BankUnited’s consolidated operating results for the three and six month periods ended March 31, 2006 and 2005 and consolidated financial condition as of March 31, 2006. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in BankUnited’s Annual Report on Form 10-K and 10-K/A (“10-K”) for the year ended September 30, 2005.

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

Actual results or performance could differ from those implied or contemplated by forward-looking statements. BankUnited Financial Corporation, a Florida corporation, and its subsidiaries (“BankUnited”), wish to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and are not historical facts or guarantees of future performance. Forward-looking statements are subject to certain risks and uncertainties, including, among others: general business, economic and market conditions, fiscal and monetary policies, war and terrorism, natural events and disasters, changes in interest rates, deposit flows, loan demand and real estate values; a deterioration in credit quality and/or a reduced demand for credit, competition with other providers of financial products and services; the issuance or redemption of additional company equity or debt; volatility in the market price of our common stock; changes in accounting principles, policies or guidelines, changes in laws or regulations; reliance on other companies for products and services; operational or systems risks; and other economic, competitive, servicing capacity, governmental, regulatory and technological factors affecting the company’s operations, pricing, products and delivery of services. Information in this Quarterly Report on Form 10-Q is as of the dates, and for the periods, indicated. BankUnited does not undertake, and specifically disclaims any obligation, to publicly update or revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements, whether as the result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in or incorporated by reference into this report might not occur.

Overview of activities

BankUnited’s results of operations are dependent primarily on its net interest income, which is the difference between the interest earned on its assets, including the effect of related premium, fees and discounts, and its cost of funds, which consists of the interest paid on its deposits and borrowings. BankUnited’s results of operations are also affected by its provision for loan losses, gain or losses on sales of loans, other non-interest income, operating expenses and income taxes.

BankUnited’s operations, like those of other financial holding companies, are affected by its asset and liability management policies, as well as factors beyond BankUnited’s control, such as general economic conditions and the monetary and fiscal policies of the federal government. Lending activities are affected by the demand for mortgage financing and other types of loans, and are thus influenced by interest rates and other factors affecting the demand for loans that are beyond management’s control. Deposit flows and costs of deposits and borrowings are influenced by local competition and by general market rates of interest.

Highlights of the quarter ended March 31, 2006

•	BankUnited reported record quarterly net income of $19.7 million, an increase of 45% over the same quarter in the prior year. Net interest margin for the quarter improved to 2.08% from 1.75% for the same quarter last year and was the major contributor to the improvement in net income.

•	Total assets reached $12.2 billion, up $2.9 billion or 32% from March 31, 2005. Asset growth has been centered in the residential loan portfolio that grew by $2.5 billion in the last twelve months.

•	Loan production for the quarter of $1.8 billion was up 61% over loan production for the same quarter last year. As a result of the strong loan demand BankUnited sold $424 million of residential mortgage loans with a gain of $1.9 million during the quarter. The secondary market has shown acceptance of BankUnited’s residential mortgage product and provides a vehicle for the sale of loans in periods of high loan production.

•	Total deposits reached $5.5 billion, up $1.4 billion or 35% from March 31, 2005. Non-interest bearing deposits increased to $395 million up 28% from March 31, 2005.

•	Deposit growth is aided by BankUnited’s continued branch expansion with six new branches and entry into two new Florida markets occurring during the quarter. As of March 31, 2006, BankUnited operated 71 branch offices in ten Florida counties. Nine branches have been opened in fiscal 2006.

•	Balance sheet growth was additionally supported by earnings retention and by the successful common stock offering of 5.75 million shares in January 2006, which raised capital in the amount of $150.9 million

See further discussion in RESULTS OF OPERATIONS and FINANCIAL CONDITION for more information on BankUnited’s operating performance during the quarter ended March 31, 2006 compared to the same period in 2005, and changes in financial condition from September 30, 2005.

Critical Accounting Estimates

BankUnited’s financial position and results of operations are impacted by management’s application of accounting policies involving judgments made to arrive at the carrying value of certain assets. In implementing its policies, management must make estimates and assumptions about the effect of matters that are inherently less than certain. Actual results could differ significantly from these estimates, which could materially affect the amounts of our assets, liabilities, income and expenses. Critical accounting estimates made by management include those that relate to the allowance for loan losses, the carrying amount of mortgage servicing rights, and stock-based compensation. Factors affecting the estimate of the allowance for loan losses include quantitative factors such as historical loss rates on segments of the portfolio, the evaluation of asset quality and management’s assessment of qualitative factors that are not reflected in the historical loss experience. Factors affecting the carrying amount of mortgage servicing rights include projected prepayment speed on the serviced loan portfolio, and discount rates. Factors affecting the computation of stock compensation include estimates of the average life of the option, volatility, forfeitures and risk-free interest rate factors.

For a more detailed discussion on these critical accounting estimates, see “Critical Accounting Policies” on page 28 of BankUnited’s Annual Report on Form 10-K for the year ended September 30, 2005. For information on stock-based compensation, see Note (9) Stock-Based Compensation to the accompanying notes to the condensed consolidated financial statements.

Accounting Pronouncements Issued and Not Yet Adopted

See Note (2) Impact of Certain Accounting Pronouncements to the accompanying condensed notes to consolidated financial statements.

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2006 Compared to the Same Period in 2005

General

Net income for the three months ended March 31, 2006 was $19.7 million, up 45% from $13.6 million for the same quarter last year. Basic and diluted earnings were $0.57 and $0.54 per share, respectively, for the quarter, up from $0.45 and $0.42 per share, respectively, for the same quarter last year.

The following table is a condensed version of BankUnited’s Consolidated Statement of Operations for the periods presented.

	For the three months ended March 31,		Change
	2006	2005	$	%
	(In thousands, except per share amounts)
Net interest income	$60,008	$39,554	$20,454	51.7%
Provision for loan losses	2,300	1,050	1,250	119.0%
Non-interest income	7,158	7,086	72	1.0%
Non-interest expense	35,372	25,635	9,737	38.0%

Income before taxes	29,494	19,955	9,539	47.8%
Income taxes	9,806	6,399	3,407	53.2%

Net income	$19,688	$13,556	$6,132	45.2%

Basic earnings per share	$0.57	$0.45	$0.12	26.7%
Diluted earnings per share	$0.54	$0.42	$0.12	28.6%

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

	For the Three Months Ended March 31,
	2006			2005
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, net(1)	$9,373,969	$141,479	6.06%	$6,638,455	$79,154	4.79%
Mortgage-backed securities	1,459,649	16,293	4.46%	1,763,429	16,884	3.83%
Short-term investments(2)	31,962	589	7.48%	20,119	229	4.61%
Investment securities and FHLB stock	499,403	6,285	5.06%	495,675	5,428	4.40%

Total interest-earning assets	11,364,983	164,646	5.81%	8,917,678	101,695	4.58%

Interest-bearing liabilities:
Transaction and money market	390,688	2,172	2.25%	400,189	1,311	1.33%
Savings	1,272,818	11,163	3.56%	966,708	4,827	2.02%
Certificates of deposits	3,171,118	31,397	4.02%	2,199,218	15,763	2.91%
Trust preferred securities and subordinated debentures	195,095	3,812	7.82%	195,805	3,141	6.42%
Senior notes	120,000	1,070	3.57%	120,000	1,070	3.57%
FHLB advances and other borrowings	5,421,407	55,024	4.12%	4,435,180	36,029	3.29%

Total interest-bearing liabilities	$10,571,126	$104,638	4.01%	$8,317,100	$62,141	3.03%

Excess of interest-earning assets over interest-bearing liabilities	$793,857			$600,578

Net interest income		$60,008			$39,554

Interest rate spread			1.80%			1.55%
Effect of non-interest bearing sources			0.28%			0.20%

Net interest margin			2.08%			1.75%

Ratio of interest-earning assets to interest-bearing liabilities	107.51%			107.22%

Note:	The yields are annualized and are not calculated on a tax equivalent basis.
(1)	Includes average balances of loans held for sale of $55.8 million and $15.6 million for the three months ended March 31, 2006 and 2005, respectively. Also includes average non-accruing loans of $9.7 million and $19.6 million for the three months ended March 31, 2006 and 2005, respectively.
(2)	Short-term investments include FHLB overnight deposits, federal funds sold, and certificates of deposit.

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

	For the Three Month Period Ended March 31, 2006 vs. 2005
	Increase (Decrease) Due to
	Changes in Volume	Changes in Rate	Total Increase/ (Decrease)
	(Dollars in thousands)
Interest income attributable to:
Loans, net(1)	$32,229	$30,095	$62,324
Mortgage-backed securities	(2,909)	2,318	(591)
Short-term investments(2)	135	225	360
Investment securities and FHLB stock	5	852	857

Total interest-earning assets	29,460	33,490	62,950

Interest expense attributable to:
Transaction and money market	(31)	893	862
Savings	1,528	4,808	6,336
Certificates of deposit	6,967	8,667	15,634
Trust Preferred Securities and subordinated debentures	(14)	(137)	(151)
Senior notes	—	—	—
FHLB advances and other borrowings	7,829	11,987	19,816

Total interest-bearing liabilities	16,279	26,218	42,497

Increase in net interest income	$13,181	$7,272	$20,453

(1)	Includes interest earned on loans held for sale.
(2)	Short-term investments include FHLB overnight deposits, federal funds sold, and certificates of deposit.

Net Interest Income.    Net interest income is the most significant component of our revenue. Our ability to grow net interest income is dependent on loan demand, our ability to raise deposits and obtain borrowing facilities. Movements in interest rates and pricing pressure from competitors can have a significant impact on our balance sheet volume and net interest income. BankUnited manages net interest income through its asset and liability management practices.

Net interest income before provision for loan losses was $60.0 million for the quarter ended March 31, 2006, increasing by $20.4 million or 51% over the $39.6 million reported for the same period in 2005. The net interest margin improved this quarter to 2.08% from 1.75% for the same quarter last year. The overall yield on interest earning assets increased by 123 basis points, while the overall rates paid in interest bearing liabilities increased by 98 basis points, resulting in an improvement in the interest rate spread of 25 basis points for the three months ended March 31, 2006 compared to the same period in 2005.

Interest income on loans includes deferred interest on option ARM loans where periodic payments do not cover the amount of interest earned contractually and where the uncollected interest is added to the principal balance of the loans. For the quarter ended March 31, 2006, $19.5 million in deferred interest is included in interest income on loans.

The improvement in net interest income is attributable principally to the growth in earning assets and to the change in earning asset mix. Average earning assets in the current quarter increased by $2.4 billion or 27% from the quarter a year ago. Growth was centered in higher yield average loans that represent 82% of earning assets in the current quarter as compared to 74% in the same quarter for the prior year.

Improvement in the net interest spread, which rose to 1.80% for the quarter also contributed to net interest income. Factors affecting the yield improvement on assets included prepayment fees that increased from $750 thousand in the quarter ended March 31, 2005 to $3.0 million in the current quarter and other loan product changes. Factors resulting in improved cost of interest bearing liabilities included the prepayment of long-term high rate FHLB debt in the quarter ended June 30, 2005, and the growth in non-interest bearing sources of funds. Prepayments on residential mortgage loans reduce loan interest income as the net deferred cost amortization is accelerated with the prepayment. For the quarter ended March 31, 2006, residential loan prepayments as a percentage of the average outstanding residential loans was 4.4% as compared to 5.6% for the quarter ended March 31, 2005. The slower prepayment rate contributed to the net interest margin for the quarter.

The additional equity raised during the quarter, earnings retention and the growth in non-interest bearing deposits resulted in an increase in average earning assets funded by non-interest bearing liabilities and equity to $794 million for the quarter ended March 31, 2006, as compared to $601 million for the same period in the prior year.

Provision for Loan Losses.    BankUnited records a provision for loan losses as a charge to income in amounts necessary to adjust the allowance for loan losses as determined by management through its overall review of asset quality. The provision for loan losses of $2.3 million for the three months ended March 31, 2006 represents an increase compared to the $1.1 million provided during the same period in 2005, reflecting loan portfolio growth. Net charge-offs for the three months ended March 31, 2006, were $0.4 million compared to $0.7 million for the same period in 2005. Non-performing loans to total loans decreased during the last twelve months from 0.27% to 0.11% as of March 31, 2006, as compared to 0.10% at September 30, 2005. The allowance for loan losses as a percentage of total loans was 0.31% as of March 31, 2006 compared to 0.36% as of March 31, 2005 and 0.32% at September 30, 2005. See Asset Quality for more information on BankUnited’s allowance for loan losses.

Analysis of Non-Interest Income and Expenses

	For the Three Months Ended March 31,
	2006	2005	Increase/(Decrease)
	(Dollars in thousands)
Non-interest income:
Loan servicing fees	$1,705	$837	$868	103.7%
Amortization of mortgage servicing rights	(841)	(811)	(30)	(3.7)
Impairment of mortgage servicing rights	(330)	—	(330)	(100.0)
Loan fees	954	586	368	62.8
Deposit fees	1,338	1,010	328	32.5
Other fees	707	517	190	36.8
Net gain on sale of assets	1,872	2,565	(693)	(27.0)
Insurance and investment services income	1,312	1,252	60	4.8
Other	441	1,130	(689)	(61.0)

Total non-interest income	$7,158	$7,086	$72	1.0%

Total non-interest income of $7.2 million for the quarter ended March 31, 2006 was comparable to the $7.1 million reported for the same quarter in the prior year.

BankUnited’s portfolio of residential loans serviced for others was $1.7 billion as of March 31, 2006 compared to $1.3 billion as of March 31, 2005. Servicing fee income, net of amortization and impairment increased to $534 thousand for the quarter ended March 31, 2006 as compared to $26 thousand for the same quarter in 2005. This improvement reflects the increase in ancillary fees earned on loans serviced for others including prepayment fees and the increase in the volume of loans serviced. An impairment charge of $330 thousand was taken during the quarter ended March 31, 2006, on the portfolio of loans securitized in the prior year.

Fees on loans, deposit fees and other fees were $3.0 million for the quarter ended March 31, 2006 up 43% compared to $2.1 million for the same quarter in the prior year.

Net gain on the sale of assets included $1.9 million from the sale of loans for the quarter ended March 31, 2006 as compared to $2.6 million for the same quarter in the prior year, which was comprised of $1.7 million from the sale of loans and $0.9 million from the sale of investments.

BankUnited has entered into interest rate swaps to hedge specific debt obligations and has applied hedge accounting based on the “short cut” method provided for in the Statement of Financial Accounting Standards No. 133. In December 2005, the Securities and Exchange Commission issued guidance on the application of the short cut method under this standard. Based on this guidance, BankUnited has reviewed its application of the short cut method in accounting for interest rate swaps and concluded that three current hedge transactions did not meet the requirements set forth in the guidance and hedge accounting was precluded for those items in the periods previously applied. BankUnited believes that the reclassification of these swaps does not materially affect the results of operations for any period presented and recognized a $242 thousand charge from prior periods in the current quarter. The impact of the interest rate swaps valuation for the current quarter resulted in an additional $672 thousand charge during the quarter. The change in value of these swaps is included in other income with a combined loss of $914 thousand in the quarter ended March 31, 2006. The $914 thousand net loss resulted from a gain on two swaps of $697 thousand and a loss of $1.6 million on a third swap. See Note (11) Subsequent Events to the accompanying notes to the consolidated financial statements.

	For the Three Months Ended March 31,
	2006	2005	Increase
	(Dollars in thousands)
Non-interest expenses:
Employee compensation and benefits	$17,811	$12,843	$4,968	38.7%
Occupancy and equipment	7,355	5,391	1,964	36.4
Telecommunications and data processing	2,336	1,527	709	46.4
Advertising and promotion expense	1,664	1,375	289	21.0
Professional fees	1,417	1,307	110	8.4
Other operating expenses	4,789	3,192	1,597	50.0

Total non-interest expenses	$35,372	$25,635	$9,637	37.6%

Non-interest expense increased by $9.6 million, or 38%, for the three months ended March 31, 2006, compared to the same period in 2005. Growth in operating expenses is centered in employee and facilities expenses. Growth in expenses is driven by the growth in asset volume and continued expansion of the branch network and supporting operations. Compensation expense in 2006 reflects the implementation of FAS 123R with a total increase in share-based compensation of $647 thousand from the same period in 2005.

For the Six Months Ended March 31, 2006 Compared to the Same Period in 2005

General

Net income for the six months ended March 31, 2006 was $35.9 million, up 28% from $28.1 million for the same quarter last year. Basic and diluted earnings were $1.10 and $1.04 per share, respectively, for the six-month period, up from $0.93 and $0.87 per share, respectively, for the same six-month period last year.

The following table is a condensed version of BankUnited’s Consolidated Statement of Operations for the periods presented.

	For the six months ended March 31,		Change
	2006	2005	$	%
	(In thousands, except per share amounts)
Net interest income	$111,486	$78,432	$33,054	42.1%
Provision for loan losses	4,600	2,200	2,400	109.1%
Non-interest income	14,665	13,436	1,229	9.1%
Non-interest expense	67,804	48,357	19,447	40.2%

Income before taxes	53,747	41,311	12,436	30.1%
Income taxes	17,884	13,230	4,654	35.2%

Net income	$35,863	$28,081	$7,782	27.7%

Basic earnings per share	$1.10	$0.93	$0.17	18.3%
Diluted earnings per share	$1.04	$0.87	$0.17	19.5%

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

Yields Earned and Rates Paid

	For the Six Months Ended March 31,
	2006			2005
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, net(1)	$8,913,209	$262,488	5.89%	$6,328,638	149,854	4.74%
Mortgage-backed securities	1,517,121	32,923	4.34%	1,860,348	35,120	3.78%
Short-term investments(2)	32,366	1,052	6.52%	19,289	391	4.07%
Investment securities and FHLB stock	489,548	11,876	4.86%	493,238	10,609	4.31%

Total interest-earning assets	10,952,244	308,339	5.63%	8,701,513	195,974	4.51%

Interest-bearing liabilities:
Transaction and money market	388,759	3,958	2.04%	399,017	2,509	1.26%
Savings	1,235,666	20,908	3.39%	969,569	9,224	1.91%
Certificates of deposits	3,050,195	59,038	3.88%	2,076,520	29,263	2.83%
Trust preferred securities and subordinated debentures	195,279	7,575	7.76%	185,643	5,930	6.39%
Senior notes	120,000	2,139	3.57%	120,000	2,139	3.57%
FHLB advances and other borrowings	5,237,490	103,235	3.95%	4,348,183	68,476	3.16%

Total interest-bearing liabilities	$10,227,389	$196,853	3.86%	$8,098,932	$117,542	2.91%

Excess of interest-earning assets over interest-bearing liabilities	$724,855			$602,581

Net interest income		$111,486			$78,432

Interest rate spread			1.77%			1.60%
Effect of non-interest bearing sources			0.26%			0.20%

Net interest margin			2.03%			1.80%

Ratio of interest-earning assets to interest-bearing liabilities	107.09%			107.44%

Note:	The yields and rates along with the corresponding interest rate spread and net interest margin represent the yields earned and rates paid on BankUnited’s interest-earning assets and interest-bearing liabilities, respectively, for the periods presented. The yields are annualized and are not calculated on a tax equivalent basis.
(1)	Includes average balances of loans held for sale of $34.7 million and $19.6 million for the six months ended March 31, 2006 and 2005, respectively. Also includes average non-accruing loans of $9.8 million and $17.9 million for the six months ended March 31, 2006 and 2005, respectively.
(2)	Short-term investments include FHLB overnight deposits, federal funds sold, and certificates of deposit.

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

	For the Six Month Period Ended March 31, 2006 vs. 2005
	Increase (Decrease) Due to
	Changes in Volume	Changes in Rate	Total Increase/ (Decrease)
	(Dollars in thousands)
Interest income attributable to:
Loans, net(1)	$60,161	$52,474	$112,635
Mortgage-backed securities	(6,480)	4,283	(2,197)
Short-term investments(2)	265	396	661
Investment securities and FHLB stock	(188)	1,455	1,267

Total interest-earning assets	53,758	58,608	112,366

Interest expense attributable to:
Transaction and money market	(65)	1,514	1,449
Savings	2,532	9,152	11,684
Certificates of deposit	13,721	16,053	29,774
Trust Preferred Securities and subordinated debentures	308	1,337	1,645
Senior notes	—	—	—
FHLB advances and other borrowings	14,005	20,754	34,759

Total interest-bearing liabilities	30,501	48,810	79,311

Increase (decrease) in net interest income	$23,257	$9,798	$33,055

(1)	Includes interest earned on loans held for sale.
(2)	Short-term investments include FHLB overnight deposits, federal funds sold, and certificates of deposit.

Net Interest Income.

Net interest income before provision for loan losses was $111.5 million for the six month period ended March 31, 2006, increasing by $33.1 million or 42% from $78.4 million reported for the same period in 2005. The net interest margin improved to 2.03% for the period, from 1.80% for the same period last year. The overall yield on interest earning assets increased by 112 basis points, while the overall rates paid in interest bearing liabilities increased by 95 basis points, resulting in an improvement in the interest rate spread of 17 basis points for the six months ended March 31, 2006 compared to the same period in 2005.

The improvement in net interest income is attributable primarily to the growth in earning assets and to the change in earning asset mix. Average earning assets for the six-month period increased by $2.2 billion or 25% from the same period a year ago. Growth was centered in higher yield average loans, which represent 81% of earning assets in the current six-month period as compared to 73% in the same period for the prior year.

Improvement in the net interest spread which rose to 1.77% for the current period also contributed to net interest income. Factors affecting the yield improvement on assets included prepayment fees on loans that increased from $1.3 million for the six month period ended March 31, 2005 to $5.0 million in the six month period ended March 31, 2006 and other loan product changes. Factors resulting in improved cost of interest bearing liabilities included the prepayment of long-term high rate FHLB debt in the quarter ended June 30, 2005, and the growth in non-interest bearing sources of funds. Prepayments on residential mortgage loans reduce loan interest income as the net deferred cost amortization is accelerated with the prepayment. For the six months ended March 31, 2006, residential loan prepayments as a percentage of the average outstanding residential loans was 8.8% as compared to 11.1% for the six months ended March 31, 2005. The slower prepayment rate contributed to the net interest margin for the six-month period.

The additional equity raised during the quarter ended March 31, 2006, earnings retention and the growth in non-interest bearing deposits resulted in an increase in average earning assets funded by non-interest bearing liabilities and equity to $725 million for the six month period ended March 31, 2006 as compared to $603 million for the same period in the prior year.

Provision for Loan Losses.    BankUnited records a provision for loan losses as a charge to income in amounts necessary to adjust the allowance for loan losses as determined by management through its review of asset quality. The provision for loan losses was $4.6 million and $2.2 million for the six-month periods ended March 31, 2006 and 2005, respectively. Net charge-offs for the six months ended March 31, 2006 were a net recovery of $0.2 million compared to $1.5 million in losses for the same period in 2005. See Asset Quality for information on BankUnited’s allowance for loan losses.

Analysis of Non-Interest Income and Expenses

	For the Six Months Ended March 31,
	2006	2005	Increase/(Decrease)
	(Dollars in thousands)
Non-interest income:
Loan servicing fees	$3,158	$1,707	$1,451	85.0%
Amortization of mortgage servicing rights	(1,727)	(1,581)	(146)	(9.2)
Impairment of mortgage servicing rights	(330)	—	(330)	(100.0)
Loan fees	1,663	1,143	520	45.5
Deposit fees	2,655	2,116	539	25.5
Other fees	1,347	1,035	312	30.1
Net gain on sale of assets	3,762	4,568	(806)	(17.6)
Insurance and investment services income	2,207	2,215	(8)	(0.4)
Other	1,930	2,233	(303)	(13.6)

Total non-interest income	$14,665	$13,436	$1,229	9.1%

Total non-interest income of $14.7 million for the six-month period ended March 31, 2006 reflects a 9.1% increase from the $13.4 million reported for the same period in the prior year.

BankUnited’s portfolio of residential loans serviced for others was $1.7 billion as of March 31, 2006 compared to $1.3 billion as of March 31, 2005. Servicing fee income net of amortization and impairment increased to $1.1 million for the six-month period ended March 31, 2006 as compared to $126 thousand for the same period in 2005. This improvement reflects the increase in ancillary fees earned on loans serviced for others including prepayment fees and the increase in the volume of loans serviced. An impairment charge of $330 thousand was taken during the six-month period ended March 31, 2006.

Fees on loans, deposit fees and other fees were $5.7 million for the six-month period ended March 31, 2006, up 33% compared to $4.3 million for the same period in the prior year.

Net gain on the sale of assets included $3.8 million from the sale of loans for the six months ended March 31, 2006 as compared to $4.6 million for the same quarter in the prior year, which was comprised of $2.1 million from the sale of loans and $2.5 million from the sale of investments.

BankUnited has entered into interest rate swaps to hedge specific debt obligations and has applied hedge accounting based on the “short cut” method provided for in the Statement of Financial Accounting Standards No. 133. Recently the Securities and Exchange Commission issued guidance on the application of the short cut method under this standard. Based on this guidance, BankUnited has reviewed its application of the short cut method in accounting for interest rate swaps and concluded that three current hedge transactions did not meet the requirements set forth in the guidance and hedge accounting was precluded for those items in the periods previously applied. BankUnited believes that the reclassification of these swaps does not materially affect the results of operations for any period presented. The impact of the interest rate swaps valuation resulted in a $914 thousand charge for the six-month period ended March 31, 2006. Unrealized gain or loss on interest rate swaps and caps is included in other income. The $914 thousand net loss resulted from a gain on two swaps of $697 thousand and a loss of $1.6 million on a third swap. See Note (11) Subsequent Events to the accompanying notes to the consolidated financial statements.

	For the Six Months Ended March 31,
	2006	2005	Increase
	(Dollars in thousands)
Non-interest expenses:
Employee compensation and benefits	$34,572	$24,039	$10,533	43.8%
Occupancy and equipment	14,298	10,392	3,906	37.6
Telecommunications and data processing	4,461	3,146	1,315	41.8
Advertising and promotion expense	3,062	2,819	243	8.6
Professional fees	2,913	2,155	758	35.2
Other operating expenses	8,498	5,806	2,692	46.4

Total non-interest expenses	$67,804	$48,357	$19,447	40.2%

Non-interest expense increased by $19.4 million, or 40%, for the six months ended March 31, 2006, compared to the same period in 2005. Growth in operating expenses is centered in employee and facilities expenses. Growth in expenses is driven by the growth in asset volume and continued expansion of the branch network. Compensation expense in 2006 reflects the implementation of FAS 123R with a total increase in share-based compensation of $1.3 million from the same period in 2005. Of this amount, $945 thousand reflects the impact of option expensing.

LIQUIDITY

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

BankUnited, FSB has a borrowing line available at the Federal Home Loan Bank of Atlanta secured by eligible real estate loans. BankUnited has additional borrowing capacity through securities sold under repurchase agreement with various counterparts. As of March 31, 2006 BankUnited, had $4.4 billion in advances outstanding at the FHLB and $1.1 billion in securities sold under agreement to repurchase. Additional borrowing capacity under the FHLB line is $1.0 billion with certain limitations on short and long-term availability.

Short-term borrowing facilities are also available through fed funds purchased from other financial institutions. As of March 31, 2006, BankUnited had $65 million in short term fed funds purchased.

Significant Sources and Uses of Funds

For the six months ended March 31, 2006, BankUnited recorded asset growth of $1.5 billion primarily through loan growth of $1.9 billion after sale of loans of $672 million during the period.

BankUnited funded its asset and loan growth for the six months ended March 31, 2006 primarily through deposit growth of $720 million, an increase on FHLB advances of $616 million, an equity offering of $150.9 million, repayment of mortgage backed securities of $221 million and a decline in cash equivalents of $147 million.

For the six months ended March 31, 2005, BankUnited recorded asset growth of $550 million primarily through loan growth of $1.1 billion after sale of loans of $245 million during the period.

BankUnited funded its asset and loan growth for the six months ended March 31, 2005 primarily through deposit growth of $516 million, repayment of mortgage backed securities of $320 million sale of mortgage backed securities and other securities of $132 million (excluding securities sold related to loan sales) and a decline in cash equivalents of $118 million.

FINANCIAL CONDITION

Assets

Loans comprise the major earning asset of BankUnited and increased from $8.0 billion at September 30, 2005 to $9.9 billion at March 31, 2006. The portfolio is centered in first mortgage residential loans that amount to $8.2 billion or 83% of the net loan portfolio, which grew $1.6 billion or 24% from September 30, 2005. The portfolio also includes commercial real estate loans that amount to $985 million or 10% of the net loan portfolio, which grew $206 million or 27% from September 30, 2005. Total loans secured by real estate represent 96% of the portfolio. Loan portfolio composition remains stable when compared to September 30, 2005, but the loan portfolio as a percentage of total assets has grown from 75% at September 30, 2005 to 81% at March 31, 2006, as a result of strong loan demand.

Option ARM loans are adjustable-rate mortgages which provide borrowers flexible payment options and have the potential for negative amortization above the original loan balance. Option ARM loans represented 53.1% and 48.0% of total loans outstanding as of March 31, 2006 and September 30, 2005, respectively. As of March 31, 2006, option ARM loans with a balance of $3.1 billion had negative amortization with approximately $37.3 million of their principal balances resulting from negative amortization. As of September 30, 2005, option ARM loans with a balance of $2.0 billion had negative amortization with approximately $12.4 million of their principal balances resulting from negative amortization. These loans are subject to interest rate caps.

BankUnited has conservative underwriting standards that include evaluation of a borrower’s debt service ability based on repayment of the loan at the fully indexed rate. As of March 31, 2006, the weighted average FICO score for option ARM loans was over 700.

As of March 31, 2006, the average balance of an MTA option ARM loan was $295 thousand and the average loan to value (LTV) ratio based on the initial appraisal of the collateral was 76% without considering purchase mortgage insurance (PMI). Generally, loans produced with LTVs greater than 80% require PMI. As of March 31, 2006, the average LTV ratio based on the initial appraisal of the collateral for the option ARM loan portfolio including PMI was 73%. The current LTVs may actually be lower than stated due to appreciation of housing markets as well as loan principal reduction.

Negative amortization may increase the individual loan balance up to an additional 15% of the original loan balance. The loan contractually converts to fully amortizing principal payments upon reaching the earlier of five years or the additional 15% maximum negative amortization. Full amortization of the loan balance over the remaining life of the loan is required. For example, a loan with an initial 73% LTV ratio, the loan principal could increase through deferred interest to a maximum LTV of 84% of the original appraised value of the collateral.

Interest income on loans includes deferred interest on option ARM loans where periodic payments do not cover the amount of interest earned contractually and where the uncollected interest is added to the principal balance of the loans. For the quarter ended March 31, 2006, $19.5 million in deferred interest was included in interest income on loans.

See Note (4) Loans Receivable to the accompanying condensed notes to consolidated financial statements.

Liabilities

Deposits.    Deposits increased from $4.7 billion at September 30, 2005 to $5.5 billion at March 31, 2006 and funded 45% of our total assets at March 31, 2006. The majority of the deposit growth was from interest bearing deposits that increased by $696 million. Core deposits, defined as checking, money market, and saving deposits as well as time deposits under $100 thousand reached $4 billion as of March 31, 2006 and represented 70% of total deposits.

FHLB advances.    FHLB advances increased from $3.8 billion at September 30, 2005 to $4.4 billion at March 31, 2006 and funded 36% of our total assets at March 31, 2006. Maturity of advances is managed by BankUnited as part of its asset and liability management process.

Securities sold under agreements to repurchase.    Securities sold under agreements to repurchase (repos) remained level at $1.1 billion at March 31, 2006 when compared to the balance at September 30, 2005 and funded 9% of total assets at March 31, 2006.

Other borrowings    BankUnited utilizes other forms of short and long term borrowing. At March 31, 2006 there were $65 million outstanding in fed funds purchased and none at September 30, 2005. These are used for funding short-term liquidity needs. There were no significant changes in other forms of borrowing between September 30, 2005 and March 31, 2006.

Equity

BankUnited completed an equity offering in the quarter ended March 31, 2006 and raised $150.9 million in additional equity.

Asset Quality

The following table sets forth additional information concerning BankUnited’s non-performing assets at March 31, 2006 and September 30, 2005.

	March 31, 2006	September 30, 2005
	(Dollars in thousands)
Non-accrual loans	$10,794	$8,391
Loans past due 90 days and still accruing	366	—

Total non-performing loans	11,160	8,391
Real estate owned	224	542

Total non-performing assets	$11,384	$8,933

Allowance for loan losses	$30,575	$25,755

Non-performing assets as a percentage of total assets	0.09%	0.08%
Non-performing loans as a percentage of total loans	0.11%	0.10%
Allowance for loan losses as a percentage of total loans	0.31%	0.32%
Allowance for loan losses as a percentage of non-performing loans	273.97%	306.94%

Management believes the current allowance to be appropriate given the composition of its loan portfolio, which as of March 31, 2006 was 96% secured by real estate, and based upon the historical loss experience and its assessment of current asset quality.

The following table sets forth the change in BankUnited’s allowance for loan losses for the three months and six months ended March 31, 2006 and 2005.

	For the Three Months Ended		For the Six Months Ended
	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005
	(In thousands)
Allowance for loan losses, balance (at beginning of period)	$28,646	$24,447	$25,755	$24,079
Provisions for loan losses	2,300	1,050	4,600	2,200
Loans charged off:
One-to-four family residential	—	(164)	—	(669)
Home equity loans and lines of credit	—	(200)	—	(331)
Commercial	(493)	(344)	(493)	(498)
Consumer	—	(59)	—	(78)

Total loans charged off(1)	(493)	(767)	(493)	(1,576)

Recoveries:
Commercial	117	44	707	68
Consumer	5	3	6	6

Total recoveries(1)	122	47	713	74

Allowance for loan losses, balance (at end of period)	$30,575	$24,777	$30,575	$24,777

(1)	Net annualized (recoveries) charge-offs as a percentage of average total loans were 0.008% and 0.022% for the three months ended March 31, 2006 and 2005, respectively; and (0.005%) and 0.047% for the six months ended March 31, 2006 and 2005, respectively.

There can be no assurance that additional provisions for loan losses will not be required in future periods.

The following table sets forth BankUnited’s allocation of the allowance for loan losses by category as of March 31, 2006 and September 30, 2005.

	March 31, 2006	September 30, 2005
	(In thousands)
Balance at the end of the period applicable to:
One-to-four family residential	$7,908	$6,356
Home equity loans and lines of credit	3,653	2,909
Multi-family	825	891
Commercial real estate	3,956	3,076
Construction	1,015	697
Land	2,962	1,886
Commercial	6,928	7,161
Consumer	992	843
Unallocated	2,336	1,936

Total allowance for loan losses	$30,575	$25,755

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Risks Associated with Investments and Mortgage-Backed Securities.    BankUnited purchases fixed and adjustable rate mortgage-backed securities and other securities for liquidity, yield and risk management purposes. Changes in market interest rates associated with BankUnited’s investments and mortgage-backed securities could have a material adverse effect on BankUnited’s carrying value of its securities. Temporary changes in the carrying value of mortgage-backed securities and other securities classified as available-for-sale are reflected, net of taxes, as a component of stockholders’ equity, while other than temporary impairment charges, if any, are recorded in earnings. See Note (3) Investments and Mortgage-backed Securities Available for Sale to the accompanying condensed notes to the consolidated financial statements.

Risk Associated with Derivative and Hedging Activities

By using derivative instruments, BankUnited is exposed to credit and market risk. Credit risk, which is the risk that a counterparty to a derivative instrument will fail to perform, is equal to the extent of the fair value gain in a derivative. Credit risk is created when the fair value of a derivative contract is positive, since this generally indicates that the counterparty owes us. When the fair value of a derivative is negative, no credit risk exists since

BankUnited would owe the counterparty. BankUnited minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties as evaluated by management. Market risk is the adverse effect on the value of a financial instrument from a change in interest rates or implied volatility of rates. See discussion in Note (8) Accounting for Derivatives and Hedging Activities to the accompanying condensed notes to the consolidated financial statements.

Item 4.	CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of BankUnited’s disclosure controls and procedures was carried out by BankUnited, as of the end of the period covered by this report, under the supervision and with the participation of BankUnited’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that BankUnited’s disclosure controls and procedures were effective as of March 31, 2006, and provides reasonable assurance that the information required to be disclosed by BankUnited in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. BankUnited may make changes to its disclosure controls and procedures periodically, as management reviews the design and effectiveness on a continuing basis. No change in internal control over financial reporting occurred during the quarter ended March 31, 2006, that has materially affected, or is likely to materially affect, such internal control over financial reporting. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

PART II—OTHER INFORMATION

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The information under Part II, Item 4, of BankUnited’s Form 10-Q for the quarterly period ended December 31, 2005, as filed with the Securities and Exchange Commission on February 9, 2006, is incorporated herein by reference in response to this item.

Item 6.	EXHIBITS

(c)    Exhibits.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunder duly authorized.

BANKUNITED FINANCIAL CORPORATION

By:	/S/ HUMBERTO L. LOPEZ
Humberto L. Lopez Senior Executive Vice President and Chief Financial Officer

May 9, 2006

By:	/S/ BERNARDO M. ARGUDIN
Bernardo M. Argudin Executive Vice President and Principal Accounting Officer