Form 10-Q
period 2006-06-30
BANKUNITED FINANCIAL CORP
filed 2006-08-09
CIK 894490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

The number of shares outstanding of the registrant’s common stock at the close of business on August 1, 2006 was 36,133,590 shares of Class A Common Stock, $.01 par value, and 525,062 shares of Class B Common Stock, $.01 par value.

This Form 10-Q contains 39 pages.

The Index to Exhibits appears on page 38.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q REPORT FOR THE QUARTER ENDED JUNE 30, 2006

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2006	September 30, 2005
	(Dollars in thousands, except share data)
ASSETS
Cash	$64,958	$60,870
Federal Home Loan Bank overnight deposits	46,230	175,249
Federal funds sold	—	1,932

Cash and cash equivalents	111,188	238,051

Investment securities available for sale, at fair value	294,652	289,932
Mortgage-backed securities available for sale, at fair value (including assets pledged of $1,037,757 and $1,223,261, respectively)	1,301,836	1,626,005
Mortgage loans held for sale	109,967	12,196
Loans held in portfolio	10,373,958	7,933,759
Add: Unearned discounts, premiums and deferred costs, net	177,236	119,588
Less: Allowance for loan losses	(32,349)	(25,755)

Loans held in portfolio, net	10,518,845	8,027,592

Federal Home Loan Bank stock and other earning assets	240,192	190,043
Office properties and equipment, net	48,010	41,072
Real estate owned	666	542
Interest receivable	61,632	41,621
Mortgage servicing rights	20,697	22,101
Goodwill	28,353	28,353
Bank-owned life insurance	115,958	112,383
Prepaid expenses and other assets	25,048	37,814

Total assets	$12,877,044	$10,667,705

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest bearing deposits	$5,470,228	$4,361,820
Non-interest bearing deposits	384,812	371,535

Total deposits	5,855,040	4,733,355

Securities sold under agreements to repurchase	951,062	1,161,348
Advances from Federal Home Loan Bank	4,834,350	3,820,385
Convertible senior notes	120,000	120,000
Trust preferred securities and subordinated debentures	195,874	195,500
Federal funds purchased	60,000	—
Interest payable	28,171	15,291
Advance payments by borrowers for taxes and insurance	68,795	74,998
Accrued expenses and other liabilities	50,358	39,212

Total liabilities	12,163,650	10,160,089

Commitments and Contingencies (See notes 8 and 10)

Stockholders’ Equity
Preferred stock, $0.01 par value	10	9
Authorized shares—10,000,000
Issued shares—984,713 and 889,139 Outstanding shares—957,993 and 862,419 Treasury shares—26,720	(528)	(528)
Class A common stock, $0.01 par value	366	302
Authorized shares—60,000,000
Issued shares—36,559,850 and 30,202,220 Outstanding shares—36,126,270 and 29,768,791 Treasury shares—433,580 and 433,429	(5,226)	(5,223)
Class B common stock, $0.01 par value	7	6
Authorized shares—3,000,000
Issued shares—716,262 and 612,762 Outstanding shares—515,062 and 431,562 Treasury shares—201,200 and 181,200	(2,229)	(1,977)
Additional paid-in capital	501,009	342,859
Retained earnings	252,188	193,372
Deferred compensation	1,801	1,695
Accumulated other comprehensive loss, net of tax	(34,004)	(22,899)

Total stockholders’ equity	713,394	507,616

Total liabilities and stockholders’ equity	$12,877,044	$10,667,705

See accompanying condensed notes to consolidated financial statements

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2006	2005	2006	2005
	(Dollars and shares in thousands, except per share data)
Interest income:
Interest and fees on loans	$168,144	$88,637	$430,632	$238,491
Interest on mortgage-backed securities	15,119	15,341	48,042	50,461
Interest and dividends on other investments and other interest-earning assets	7,082	5,696	19,590	16,525

Total interest income	190,345	109,674	498,264	305,477

Interest expense:
Interest on deposits	54,246	26,160	138,150	67,157
Interest on borrowings	65,308	41,522	170,682	112,137
Interest on subordinated debentures and preferred dividends of subsidiary trusts	3,996	3,395	11,571	9,325

Total interest expense	123,550	71,077	320,403	188,619

Net interest income before provision for loan losses	66,795	38,597	177,861	116,858
Provision for loan losses	1,200	800	5,800	3,000

Net interest income after provision for loan losses	65,595	37,797	172,061	113,858

Non-interest income:
Loan servicing fees	2,066	797	5,224	2,504
Amortization of mortgage servicing rights	(1,083)	(937)	(2,810)	(2,518)
Impairment of mortgage servicing rights	(540)	(130)	(870)	(130)
Loan fees	838	592	2,501	1,735
Deposit fees	1,375	1,066	4,030	3,182
Other fees	795	572	2,142	1,607
Net gain on sale of investments and mortgages-backed securities	—	1,025	—	3,514
Net gain (loss) on sale of loans and other assets	4,973	(96)	8,735	1,983
Insurance and investment services income	921	970	3,128	3,185
Loss on swaps	(551)	(1,369)	(1,465)	(1,369)
Other	1,700	1,385	4,964	3,789

Total non-interest income	10,494	3,875	25,579	17,482

Non-interest expenses:
Employee compensation and benefits	20,511	13,231	55,083	37,270
Occupancy and equipment	8,012	7,214	22,310	17,606
Telecommunications and data processing	2,707	1,886	7,168	5,032
Advertising and promotion expense	2,019	1,434	5,081	4,253
Professional fees	1,733	1,848	4,646	3,417
Debt extinguishment	—	36,548	—	36,548
Other	5,213	3,161	13,712	9,553

Total non-interest expenses	40,195	65,322	108,000	113,679

Income (loss) before income taxes	35,894	(23,650)	89,640	17,661
Provision (benefit) for income taxes	12,069	(8,841)	29,953	4,389

Net income (loss)	$23,825	$(14,809)	$59,687	$13,272

Earnings Per Share:
Basic	$0.65	$(.50)	$1.77	$0.43

Diluted	$0.62	$(.50)	$1.66	$0.41

Dividend declared per share	$0.005	$0.005	$0.015	$0.01
Weighted average number of common shares outstanding:
Basic	36,212	30,134	33,596	30,062
Diluted	38,629	30,134	35,879	32,366

See accompanying condensed notes to consolidated financial statements

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	For the Nine Months Ended June 30, 2006 and 2005
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Deferred Compensation	Accumulated Other Comprehensive Loss, Net of Tax	Total Stockholders’ Equity
	(In thousands)
Balance at September 30, 2005	$9	$308	$342,859	$193,372	$(7,728)	$1,695	$(22,899)	$507,616
Comprehensive income:
Net income for the Nine months ended June 30, 2006	—	—	—	59,687	—	—	—	59,687
Other comprehensive loss, net of tax	—	—	—	—	—	—	(11,105)	(11,105)

Total comprehensive income	—	—	—	—	—	—	—	48,582
Payment of dividends	—	—	—	(871)	—	—	—	(871)
Stock offering	—	58	150,226	—	—	—	—	150,284
Shares acquired through deferred compensation arrangements	—	—	—	—	(255)	—	—	(255)
Deferral of compensation	—	—	—	—	—	106	—	106
Stock option exercises and restricted stock awards	1	7	7,924	—	—	—	—	7,932

Balance at June 30, 2006	$10	$373	$501,009	$252,188	$(7,983)	$1,801	$(34,004)	$713,394

Balance at September 30, 2004	$8	$305	$336,258	$166,713	$(4,547)	$1,216	$(7,296)	$492,657
Comprehensive income:
Net income for the Nine months ended June 30, 2005	—	—	—	13,272	—	—	—	13,272
Other comprehensive loss, net of tax	—	—	—	—	—	—	(8,923)	(8,923)

Total comprehensive income	—	—	—	—	—	—	—	4,349
Payment of dividends	—	—	—	(617)	—	—	—	(617)
Purchase of stock	—	—	—	—	(334)	—	—	(334)
Deferral of compensation	—	—	—	—	—	261	—	261
Shares acquired through deferred compensation arrangements	—	—	—	—	(490)	—	—	(490)
Stock option exercises and restricted stock awards	1	3	3,833	—	—	—	—	3,837

Balance at June 30, 2005	$9	$308	$340,091	$179,368	$(5,371)	$1,477	$(16,219)	$499,663

See accompanying condensed notes to consolidated financial statements

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended June 30,
	2006	2005
	(In thousands)
Cash flows provided by (used) in operating activities	$(53,945)	$(85,938)

Cash flows from investing activities:
Net increase in loans held in portfolio	(2,576,764)	(1,827,051)
Purchase of investment securities available for sale	(31,863)	(69,426)
Purchase of other earning assets	(154,309)	(83,772)
Purchase of office properties and equipment	(13,857)	(14,724)
Purchase of bank-owned life insurance	—	(20,000)
Proceeds from repayments of investment securities available for sale	20,635	275
Proceeds from repayments of mortgage-backed securities available for sale	309,426	471,140
Proceeds from repayments of other earning assets	104,160	64,295
Proceeds from sale of investment securities available for sale	3,780	96,292
Proceeds from sale of mortgage-backed securities available for sale	132,573	162,930
Proceeds from sale of real estate owned and other assets	970	4,607
Proceeds from sale of office properties and equipment	29	19

Net cash used in investing activities	(2,205,220)	(1,215,415)

Cash flows from financing activities:
Net increase in deposits	1,121,684	694,723
Additions to long-term Federal Home Loan Bank advances	2,685,250	875,100
Repayments of long-term Federal Home Loan Bank advances	(1,316,285)	(505,000)
Net (decrease) increase in short-term Federal Home Loan Bank advances	(355,000)	15,967
Net (decrease) increase in other borrowings	(150,286)	115,605
Net proceeds from issuance of subordinated debentures	—	30,928
Net proceeds from issuance of stock	154,013	1,495
Purchase of stock	—	(334)
Dividends paid on common stock	(516)	(298)
Dividends paid on preferred stock	(355)	(319)
Decrease in advances from borrowers for taxes and insurance	(6,203)	(796)

Net cash provided by financing activities	2,132,302	1,227,071

Decrease in cash and cash equivalents	(126,863)	(74,280)
Cash and cash equivalents at beginning of period	238,051	181,894

Cash and cash equivalents at end of period	$111,188	$107,614

Supplemental disclosure of non-cash activities:
Exchange of loans for mortgage-backed securities in loan sales transactions with FNMA and FHLMC	$131,414	$110,344
Securities sold pending settlement	$—	$42,647

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

The unaudited consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. All adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the three and nine-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006. These condensed notes should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in BankUnited’s Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended September 30, 2005.

Certain prior period amounts have been reclassified to conform to the June 30, 2006 consolidated financial statements presentation.

2.    Impact of Certain Accounting Pronouncements

SFAS No. 123R

In March 2004, the FASB issued a statement to revise Statement of Financial Accounting Standards (“SFAS”) No. 123 and SFAS No. 95, “Share-Based Payment,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The Statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires instead that such transactions be accounted for using a fair-value-based method. The Securities and Exchange Commission required companies to implement SFAS No. 123R by the beginning of the next fiscal year that began on or after June 15, 2005. On October 1, 2005, BankUnited implemented SFAS No. 123R using the modified prospective method of transition. See Note 9, Stock Based Compensation, for more information about BankUnited’s stock-based compensation programs.

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

SFAS No. 155 addresses the following:

•	Permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation;

•	Clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133;

•	Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;

•	Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives;

•	Amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

SFAS No. 155 shall be effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Therefore, BankUnited will adopt this statement, as applicable, in its fiscal year beginning October 1, 2006.

Management does not expect this statement to have a material effect on BankUnited Financial Statements.

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

Management does not expect this statement to have a material effect on BankUnited Financial Statements.

FIN No. 48

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN No. 48”), an interpretation of FASB Statement No.109 “Accounting for Income Taxes.”

This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

FIN No 48 shall be effective for fiscal years beginning after December 15, 2006. Therefore, BankUnited will adopt this statement, as applicable, in its fiscal year beginning October 1, 2007.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Management does not expect this interpretation to have a material effect on BankUnited Financial Statements.

3.    Investments and Mortgage-backed Securities Available for Sale

Investment Securities Available for Sale

Presented below is an analysis of investments designated as available for sale:

	June 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. government sponsored entity debt securities (1)	$72,601	$—	$(1,192)	$71,409
Preferred stock of U.S. government sponsored entities (1)	96,083	30	(8,375)	87,738
Trust preferred securities of other issuers	23,072	381	(67)	23,386
Mutual funds and other bonds (2)	114,564	12	(5,690)	108,886
Other equity securities	3,097	136	—	3,233

Total	$309,417	$559	$(15,324)	$294,652

	September 30, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. government sponsored entity debt securities (1)	$72,637	$—	$(1,203)	$71,434
Preferred stock of U.S. government sponsored entities (1)	96,085	15	(4,523)	91,577
Trust preferred securities of other issuers	23,120	379	(72)	23,427
Mutual funds and other bonds (2)	105,628	29	(3,225)	102,432
Other equity securities	1,011	51	—	1,062

Total	$298,481	$474	$(9,023)	$289,932

(1)	U.S. Government sponsored entities include Federal National Mortgage Association, (“FNMA”) and Federal Home Loan Mortgage Corporation, (“FHLMC”).
(2)	Underlying assets of mutual funds consist primarily of mortgage-backed securities.

Investment securities available for sale as of June 30, 2006 by contractual maturity are shown below.

	June 30, 2006
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$55,141	$54,574
Due after one year through five years	30,812	30,086
Due after five years through ten years	972	954
Due after ten years	53,385	52,592
Mutual funds and equity securities	169,107	156,446

Total	$309,417	$294,652

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Mortgage-Backed Securities Available for Sale

Presented below is an analysis of mortgage-backed securities designated as available for sale.

	June 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
FNMA mortgage-backed securities	$224,151	$39	$(11,241)	$212,949
FHLMC mortgage-backed securities	66,892	55	(2,289)	64,658
Collateralized mortgage obligations	7,377	886	(28)	8,235
Mortgage pass-through certificates	1,041,426	41	(25,473)	1,015,994

Total(1)	$1,339,846	$1,021	$(39,031)	$1,301,836

	September 30, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
FNMA mortgage-backed securities	$266,564	$168	$(7,624)	$259,108
FHLMC mortgage-backed securities	80,659	53	(1,248)	79,464
Collateralized mortgage obligations	9,065	1,308	(29)	10,344
Mortgage pass-through certificates	1,296,773	376	(20,060)	1,277,089

Total(1)	$1,653,061	$1,905	$(28,961)	$1,626,005

(1)	Included in BankUnited’s portfolio of mortgage-backed securities as of June 30, 2006 and September 30, 2005, were securities with a fair value of $248 million and $279 million, respectively, retained from BankUnited’s mortgage loans securitization.

Mortgage-backed securities available for sale as of June 30, 2006, by contractual maturity and adjusted for anticipated prepayments, are shown below.

	June 30, 2006
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$400,544	$388,315
Due after one year through five years	853,364	829,941
Due after five years through ten years	67,299	65,452
Due after ten years	18,639	18,128

Total	$1,339,846	$1,301,836

Based on the internal model used by BankUnited, estimated average duration of the mortgage-backed securities portfolio as of June 30, 2006 was 1.74 years. This duration extends to 2.17 years in a hypothetical scenario that immediately adds 100 basis points to market interest rates. The model used by BankUnited is based on assumptions that may differ from the eventual outcome.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The following tables provide information for investments and mortgage-backed securities available for sale with unrealized losses as of June 30, 2006 and September 30, 2005, segregated between investments and mortgaged-backed securities sustaining unrealized losses for periods less than twelve months, and twelve months or greater.

	As of June 30, 2006
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)
	(In thousands)
Available for sale securities
Investment securities:
Trust preferred securities of other issuers	$1,995	$(5)	$1,938	$(62)	$3,933	$(67)
U.S. government sponsored entity debt securities (2)	—	—	71,409	(1,192)	71,409	(1,192)
Preferred stock of U.S. government sponsored entities (2)	28,743	(1,255)	43,966	(7,120)	72,709	(8,375)
Mutual funds and other bonds (3)	13,948	(501)	79,404	(5,189)	93,352	(5,690)

Total investment securities	$44,686	$(1,761)	$196,717	$(13,563)	$241,403	$(15,324)

Mortgage-backed securities:
FNMA mortgage-backed securities	$2,767	$(10)	$206,412	$(11,231)	$209,179	$(11,241)
FHLMC mortgage-backed securities	—	—	62,050	(2,289)	62,050	(2,289)
Collateralized mortgage obligations	—	—	1,493	(28)	1,493	(28)
Mortgage pass-through certificates	94,198	(2,112)	913,160	(23,361)	1,007,358	(25,473)

Total mortgage-backed securities	$96,965	$(2,122)	$1,183,115	$(36,909)	$1,280,080	$(39,031)

	As of September 30, 2005
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)
	(In thousands)
Available for sale securities
Investment securities:
Trust preferred securities of other issuers	$—	$—	$1,929	$(72)	$1,929	$(72)
U.S. government sponsored entity debt securities (2)	71,434	(1,203)	—	—	71,434	(1,203)
Preferred stock of U.S. government sponsored entities (2)	56,816	(3,172)	29,821	(1,351)	86,637	(4,523)
Mutual funds and other bonds (3)	8,000	(30)	80,193	(3,195)	88,193	(3,225)

Total investment securities	$136,250	$(4,405)	$111,943	$(4,618)	$248,193	$(9,023)

Mortgage-backed securities:
FNMA mortgage-backed securities	$35,627	$(666)	$214,523	$(6,958)	$250,150	$(7,624)
FHLMC mortgage-backed securities	1,268	(8)	74,379	(1,240)	75,647	(1,248)
Collateralized mortgage obligations	—	—	2,047	(29)	2,047	(29)
Mortgage pass-through certificates	580,892	(4,666)	647,519	(15,394)	1,228,411	(20,060)

Total mortgage-backed securities	$617,787	$(5,340)	$938,468	$(23,621)	$1,556,255	$(28,961)

(1)	These unrealized losses are caused by changes in interest rates and are considered to be temporary.
(2)	U.S. Government sponsored entities include Federal National Mortgage Association, (“FNMA”) and Federal Home Loan Mortgage Corporation, (“FHLMC”).
(3)	Underlying assets of mutual funds consist primarily of mortgage-backed securities.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

4.    Loans Receivable

Loans receivable consist of the following:

	As of June 30, 2006		As of September 30, 2005
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
One-to-four family residential:
Residential mortgages	$8,188,069	77.8%	$5,999,713	74.7%
Specialty consumer mortgages	692,069	6.6	678,609	8.5

Total one-to-four family residential	8,880,138	84.4	6,678,322	83.2
Home equity loans and lines of credit	336,080	3.2	257,789	3.2
Multi-family	85,180	0.8	111,444	1.4
Commercial real estate	386,952	3.7	344,503	4.3
Construction	153,120	1.4	87,113	1.1
Land	325,785	3.1	235,829	2.9

Total real estate loans	10,167,255	96.6	7,715,000	96.1

Other loans:
Commercial	188,971	1.8	199,344	2.5
Consumer	17,732	0.2	19,415	0.2

Total other loans	206,703	2.0	218,759	2.7

Total loans held in portfolio	10,373,958	98.6	7,933,759	98.8
Unearned discounts, premiums and deferred fees, net	177,236	1.7	119,588	1.5
Allowance for loan losses	(32,349)	(0.3)	(25,755)	(0.3)

Total loans held in portfolio, net	10,518,845	100.0%	8,027,592	100.0%

Mortgage loans held for sale	109,967		12,196

Total loans, net	$10,628,812		$8,039,788

Loans with payment options:

Option ARM loans are adjustable-rate mortgages which provide borrowers flexible payment options and have the potential for the borrower to make payments which are less than the amount of interest due on the loan. In such a case, interest not collected is deferred and added to the principal balance of the loan. Negative amortization may therefore occur in the amount by which the principal balance of a loan grows to exceed the original principal balance. Full amortization of the loan over its remaining life is required at the earlier of five years or when the loan balance reaches a pre-established cap of 115% of the original loan balance. These loans are subject to interest rate caps.

Interest income reported on loans includes deferred interest on option ARM loans where periodic payments do not cover the amount of interest earned contractually and where the uncollected interest is added to the principal balance of the loans. For the quarter ended June 30, 2006, $20.9 million in deferred interest is included in interest income on loans.

Option ARM loans represented 56.8% and 48.0% of total loans outstanding as of June 30, 2006 and September 30, 2005, respectively. As of June 30, 2006, option ARM loans with a balance of $4.0 billion,

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

representing 67% of the option ARM portfolio, had $57.5 million of negative amortization above their original principal balance. As of September 30, 2005, option ARM loans with a balance of $2.0 billion, representing 53% of the option ARM portfolio, had negative amortization of $12.4 million above their original principal balance.

The following table provides the composition of BankUnited’s one-to-four family residential loans as of June 30, 2006 and September 30, 2005, including loans held for sale.

	As of June 30, 2006		As of September 30, 2005
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
One-to-four family residential loans:
Fixed rate loans	$1,247,054	13.9%	$996,455	14.9%
Adjustable rate loans (ARM):
Option ARM	5,977,742	66.5	3,858,726	57.7
Non Option ARM	1,765,309	19.6	1,835,337	27.4

Total ARM loans	7,743,051	86.1	5,694,063	85.1

Total one-to-four family residential loans, including loans held for sale	$8,990,105	100.0%	$6,690,518	100.0%

5.    Earnings Per Share

The following tables reconcile basic and diluted earnings per share for the three and nine months ended June 30, 2006 and 2005.

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2006	2005	2006	2005
	(Dollars and shares in thousands, except per share data)
Basic earnings per share:
Numerator:
Net income (loss)	$23,825	$(14,809)	$59,687	$13,272
Convertible Preferred stock dividends	118	112	355	319

Net income (loss) available to common stockholders	$23,707	$(14,921)	$59,332	$12,953

Denominator:
Weighted average common shares outstanding	36,212	30,134	33,596	30,062

Basic earnings per share	$0.65	$(0.50)	$1.77	$0.43

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2006	2005	2006	2005
	(Dollars and shares in thousands, except per share data)
Diluted earnings per share: (1)
Numerator:
Net income (loss) available to common stockholders	$23,707	$(14,921)	$59,332	$12,953
Plus:
Convertible preferred stock dividends	118	—	355	319

Diluted net income (loss) available to common stockholders	$23,825	$(14,921)	$59,687	$13,272

Denominator:
Weighted average common shares outstanding	36,212	30,134	33,596	30,062
Plus:
Stock options and restricted stock	1,493	—	1,371	1,493
Convertible preferred stock	924	—	912	811

Diluted weighted average shares outstanding	38,629	30,134	35,879	32,366

Diluted earnings per share	$0.62	$(0.50)	$1.66	$0.41

(1)	BankUnited did not consider potential common shares of 24,750, and 167,022, for the three-month periods ended June 30, 2006 and 2005, respectively, and 429,612 and 16,372 for the nine-month periods ended June 30, 2006 and 2005, respectively, in the computation of diluted earnings per share as they would have been antidilutive.

6.    Regulatory Capital

The Bank’s regulatory capital levels as of June 30, 2006 and September 30, 2005 were as follows:

	As of June 30, 2006	As of September 30, 2005
	(Dollars in thousands)
Tier 1 Leverage Capital
Amount	$917,933	$756,810
Actual Ratio	7.1%	7.1%
Well-Capitalized Minimum Ratio(1)	5.0%	5.0%
Adequately Capitalized Minimum Ratio(1)	4.0%	4.0%

Tier 1 Risk-Based Capital
Amount	$917,933	$756,810
Actual Ratio	13.5%	14.0%
Well-Capitalized Minimum Ratio(1)	6.0%	6.0%
Adequately Capitalized Minimum Ratio(1)	4.0%	4.0%

Total Risk-Based Capital
Amount	$937,641	$774,390
Actual Ratio	14.0%	14.5%
Well-Capitalized Minimum Ratio(1)	10.0%	10.0%
Adequately Capitalized Minimum Ratio(1)	8.0%	8.0%

(1)	Based on Office of Thrift Supervision regulations.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

7.    Comprehensive Income

BankUnited’s comprehensive income (loss) includes all items that comprise net income (loss), plus other comprehensive income (loss) . For the three and the nine months ended June 30, 2006 and 2005 BankUnited’s comprehensive income (loss) was as follows:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Net income (loss)	$23,825	$(14,809)	$59,687	$13,272
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain arising during the period on securities, net of tax (benefit) expense of ($2,597) and $5,761 for the three months ended June 30, 2006 and 2005, respectively, and ($6,042) and ($3,812) for the nine months ended June 30, 2006 and 2005, respectively	(4,823)	10,669	(11,221)	(7,080)
Unrealized gain (loss) on cash flow hedges, net of tax expense (benefit) of $224 and ($239) for the three months ended June 30, 2006 and 2005, respectively, and $65 and $96 for the nine months ended June 30, 2006 and 2005, respectively	416	(444)	121	179
Less reclassification adjustment for:
Realized gain on securities sold included in net income, net of tax expense of $0 and $359 for the three months ended June 30, 2006 and 2005, respectively, and $0 and $1,230 for the nine months ended June 30, 2006 and 2005, respectively	—	667	—	2,284
Realized gain (loss) on cash flow hedges, net of tax expense (benefit) of $15 and $(33) for the three months ended June 30, 2006 and 2005, respectively, and $3 and $(141) for the nine months ended June 30, 2006 and 2005, respectively	27	(62)	5	(262)

Total other comprehensive (loss) income, net of tax	(4,434)	9,650	(11,105)	(8,923)

Comprehensive income (loss)	$19,391	$(5,159)	$48,582	$4,349

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

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

non-interest expense with an offset to the consolidated statement of financial condition in other liabilities. Fair values are based solely on the relationship of observable market interest rates and are prepared by third parties.

Forward Sales Contracts

BankUnited enters into forward sales contracts in order to economically hedge fair value exposure of loan commitments and fair value exposure of loans held for sale to a change in interest rates. Fair value changes of forward sales contracts, not eligible for hedge accounting under SFAS No. 133, are recorded in earnings under non-interest expense with an offset in other liabilities.

Forward contracts may be allocated to loans held for sale in a relationship that qualifies for hedge accounting, in which case any ineffectiveness is charged to earnings under non-interest expense with an offset in other liabilities.

Loans Held For Sale

Loans held for sale are accounted for under the lower of cost or market method, unless they are effectively hedged under SFAS No. 133. Lower of cost or market adjustments are recorded in earnings under non-interest expense. As of June 30, 2006 and September 2005, all loans held for sale were subjected to lower of cost or market.

Interest Rate Swaps and Caps

At different times, BankUnited has entered into interest rate swap and cap contracts for the purpose of hedging long-term fixed and variable rate debt (“hedged item”), respectively. BankUnited may use interest rate swap and cap agreements that may qualify as fair value hedges and cash flow hedges. Fair value hedges are used to hedge fixed rate debt. BankUnited uses cash flow hedges to hedge interest rate risk associated with variable rate debt.

BankUnited had applied hedge accounting based on the “short cut” method for interest rate swaps provided for in Statement of Financial Accounting Standards No. 133. In December 2005, the Securities and Exchange Commission issued guidance on the application of the short cut method under this standard. Based on this guidance, BankUnited has reviewed its application of the short cut method in accounting for interest rate swaps and concluded that three current hedge transactions did not meet the requirements set forth in the guidance and hedge accounting was precluded for those items in the periods previously applied. After analysis BankUnited concluded that the reclassification of these swaps does not materially affect the results of operations for any period presented and recognized a $242 thousand net charge from prior periods in the quarter ended March 31, 2006. The inability to utilize hedge accounting during the quarter ended March 31, 2006 resulted in an additional $672 thousand net charge as a result of the change in market value of the interest rate swaps; a combined net charge of $914 thousand. The net charge of $914 thousand included a gain of $697 thousand related to two cash flow swaps and a $1.6 million loss on a fair value swap.

During the quarter ended June 30, 2006, BankUnited elected to settle the fair value swap contract resulting in a charge to income of $359 thousand recorded in non-interest income. For the nine-month period ended June 30, 2006, a $2 million loss was recognized on this swap transaction.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The following table summarizes certain information with respect to the use of derivatives and their impact on BankUnited’s consolidated statements of income during the three and nine months ended June 30, 2006 and 2005.

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Interest Rate Swaps
Net gain recorded in non-interest expense due to ineffectiveness	$—	$29	$—	$41
Loss on swaps recorded in non-interest income	(359)	(1,369)	(1,970)	(1,369)
Net (loss) gain recorded in non-interest income related to valuation of cash flow swaps	(192)	—	505	—
Other Derivatives (1)
(Loss) gain recorded in non-interest expense	(49)	84	24	92

Total net loss recorded in earnings due to derivatives	$(600)	$(1,256)	$(1,441)	$(1,236)

Note:	There was no ineffectiveness related to cash flow hedges during the three and nine months ended June 30, 2006. Within the next 12 months, BankUnited estimates that $657 thousand will be reclassified out of comprehensive income as a charge to earnings for cash flow hedges outstanding as of June 30, 2006.
(1)	BankUnited uses these derivatives to economically hedge interest rate risk, but they do not qualify for hedge accounting treatment.

9.    Stock-Based Compensation

At June 30, 2006, BankUnited had certain stock-based compensation plans (the “Plans”) under which incentives may be awarded to officers, directors and employees of BankUnited and its subsidiaries. Under the Plans, BankUnited may award stock options, stock appreciation rights, restricted stock and awards in lieu of obligations, dividend equivalents, other stock-based awards and performance awards in each of its classes of stocks.

Shares issued in connection with stock-based compensation are registered under the Plans. At June 30, 2006, there were 713,078 shares of all classes available under the Plans.

Effective October 1, 2005, BankUnited adopted SFAS No. 123R “Share Based Payments” using the modified prospective transition method. SFAS No. 123R requires companies to calculate compensation expense arising from stock-based compensation based on the respective fair values of awards at grant date. As of June 30, 2006, there was $21.6 million of unrecognized compensation cost related to unvested stock-based awards. That cost is expected to be recognized over a weighted average period of 3.83 years.

The following table presents the total stock-based compensation for the three-month and nine-month periods ended June 30, 2006:

	Three Months Ended June 30 2006	Nine Months Ended June 30, 2006
	(Dollars in thousands)
Total stock-based compensation	$1,390	$3,957
Total recognized tax benefit related to stock-based compensation	$415	$1,203

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Although the Plans allow for other types of awards, BankUnited has in the past generally awarded stock-based compensation in the form of stock options, restricted stock, and restricted stock units. Restricted stock awards are based on future service and in some instances have performance requirements. The requisite service period for all awards is equal to the vesting period plus the performance period, if applicable. Vesting periods range from immediate to nine years for options and immediate to fourteen years for restricted stock. Any unvested awards are forfeited upon termination of employment, unless otherwise provided by the award agreement, employment agreement, or action of the Compensation Committee.

Options — BankUnited may award both incentive stock options and non-qualified stock options. Options granted under BankUnited’s Plans generally expire eight to ten years after the date of grant and are granted at or above the fair market value of the stock on the date of grant. Option terms are determined by the Compensation Committee of BankUnited’s Board of Directors at the time of the grant. An option may vest over a period ranging from immediate to nine years. BankUnited has used the Black-Scholes model to calculate fair values of options awarded. This model requires assumptions as to expected volatility, dividends, terms, and risk free rates. Assumptions used for the periods covered herein, are outlined in the table below:

	Three Months Ended June 30, 2006	Nine Months Ended June 30, 2006
Expected volatility	26.0%	26.0%
Expected dividend	.007% - 1.32%	.007% -1.32%
Expected term (years)	3.9 - 7.0	3.9 - 7.0
Risk free rate	4.84% - 5.21%	4.45% - 5.21%

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

A summary of options outstanding as of June 30, 2006, and changes during the nine-month period then ended is presented below:

Options	Number of Shares (000’s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)
Outstanding, October 1, 2005 (1)	3,660	$17.84
Granted	4	26.06
Exercised	(440)	8.96
Forfeited	(67)	21.48
Expired	(21)	24.53

Outstanding, June 30, 2006 (2)	3,136	$18.98	5.6	$48,630

Exercisable, June 30, 2006 (3)	2,417	$17.95	5.3	$40,263
Unvested, June 30, 2006 (4)	719	$22.42	6.8	$8,367

(1)	Outstanding number of shares as of October 1, 2005 included 2,337 thousand shares of Class A Common Stock, 493 thousand shares of Class B Common Stock, and 830 thousand shares of Series B Preferred.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(2)	Outstanding number of shares as of June 30, 2006 included 2,091 thousand shares of Class A Common Stock, 224 thousand shares of Class B Common Stock, and 821 thousand shares of Series B Preferred.

(3)	Exercisable number of shares as of June 30, 2006 included 1,540 thousand shares of Class A Common Stock, 224 thousand shares of Class B Common Stock, and 653 thousand shares of Series B Preferred.

(4)	Unvested number of shares as of June 30, 2006 included 551 thousand shares of Class A Common Stock, 0 shares of Class B Common Stock, and 168 thousand shares of Series B Preferred.

The following table presents the values of option grants and exercises for the three-month and nine-month periods ended June 30, 2006:

	Three Months Ended June 30 2006	Nine Months Ended June 30, 2006
	(Dollars in thousands, except for amount per share)
Fair value per share of options granted	$—	$7.69
Total intrinsic value of options exercised	$6,233	$8,268
Cash received from options exercised	$2,447	$3,944

Restricted Stock — The restricted stock awards reflect BankUnited’s intent of rewarding the officers, directors and employees for BankUnited’s performance, reinforcing commitment to BankUnited and responding to increased competitive pressures for talented personnel in BankUnited’s market area. Some of the awards granted to BankUnited’s most senior executives are subject to being earned by the achievement of specified performance goals. Performance goals are measured each quarter with adjustments made to the amortization schedule as a result of a change in management’s estimate. If performance goals are not met, any recognized compensation expense is reversed. Performance awards vest from the date that the grant is earned. Other awards vest from the date of the grant.

Other restricted awards are granted without performance-based restrictions and vest in annual installments over periods ranging from immediate to fourteen years commencing on the date of the grant or the date that the grant is earned for performance-based grants. Except in certain circumstances, shares of restricted stock subject to vesting are forfeited as to the portion remaining unvested at the date of termination if service with BankUnited terminates prior to completion of the vesting schedule. The vesting schedules are intended to encourage officers, directors and employees to make long-term commitments to BankUnited. However, shares of restricted stock that have not yet vested or become exercisable may vest and become exercisable before the end of the scheduled vesting term, in the event of the employee’s death, disability, and in some cases, change in control of BankUnited. Restricted stock awards granted to certain executive officers will immediately vest if there is a change in control of BankUnited. Such awards will vest and become exercisable for all other employees in the event that any successor company does not assume the restricted stock or the employee is involuntarily terminated within twenty-four (24) months following the effective date of the change in control.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

A summary of the status of BankUnited’s restricted stock for the nine months ended June 30, 2006, is presented below.

Restricted Stock (1)	Number of Shares (000’s)	Weighted Average Grant-Date Fair Value per share
Outstanding, October 1, 2005	507	$32.03
Granted	386	27.59
Vested	(38)	27.15
Forfeited	(23)	25.63

Outstanding, June 30, 2006	832	$23.84

The total fair value of restricted shares that vested during the three months ended June 30, 2006 and the nine months ended June 30, 2006 was $245 thousand and $1.04 million, respectively.

(1)	Includes common and preferred shares.

The following table provides pro-forma net income and earnings per share for periods covered under this report, during which the fair value based method was not used to account for stock-based compensation.

	Three Months Ended June 30 2005	Nine Months Ended June 30, 2005
	(Dollars in thousands)	(Dollars in thousands)
Net income (loss), as reported	$(14,809)	$13,272
Add: Total stock-based employee and director compensation expense included in net income, net of related tax effects	479	1,308
Deduct: Total stock-based employee and director compensation expense determined under the fair value based method for all awards, net of related tax effects	1,511	4,924

Pro forma net income	$(15,841)	$9,656

Earnings per share:
Basic — as reported	$(0.50)	$0.43

Basic — pro forma	$(0.53)	$0.31

Diluted — as reported	$(0.50)	$0.41

Diluted — pro forma	$(0.53)	$0.30

Assumptions for weighted average grant-date fair value of options using the Black-Scholes option pricing model are as follows:
Dividend yield	0.07%	0.07%
Expected volatility	28.0%	28.0%
Risk free rate	3.83%	3.43%
Expected term (years)	4.84	4.76

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

10.    Commitments and Contingencies

Commercial and standby letters of credit are off balance sheet instruments which represent conditional commitments issued by BankUnited to guarantee the performance of a customer to a third party. BankUnited had outstanding commercial and standby letters of credit in the amount of $46.8 million and $38.8 million as of June 30, 2006 and September 30, 2005, respectively. Fees collected on standby letters of credit represent the fair value of these commitments and are deferred and amortized over their term, which is typically one year or less.

BankUnited is a party to certain claims and litigation arising in the ordinary course of business. In the opinion of management, the resolution of such claims and litigation will not materially affect BankUnited’s consolidated financial position or results of operations.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Form 10-Q, “BankUnited,” “we,” “us” and “our” refers to BankUnited and its subsidiaries on a consolidated basis. The following discussion and analysis and the related financial data present a review of BankUnited’s consolidated operating results for the three and nine month periods ended June 30, 2006 and 2005 and consolidated financial condition as of June 30, 2006. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in BankUnited’s Annual Report on Form 10-K and 10-K/A (“10-K”) for the year ended September 30, 2005.

This Quarterly Report on Form 10-Q contains forward-looking statements. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words and phrases such as: “will likely result,” “expect,” “will continue,” “anticipate,” “estimate,” “project,” “believe,” “intend,” “will,” “should,” “would,” “could,” “may,” “can,” “plan,” “target” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include, but are not limited to, discussions concerning:

•	Projections of revenues, expenses, income, earnings per share, margin, asset growth, loan production, deposit growth, and other performance measures;

•	Expansion of operations, including office openings, entrance into new markets, and development of products and services; and

•	Discussions on the outlook of the economy, competition, regulation, taxation, company strategies, subsidiaries, investment risk, and policies.

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

Highlights of the quarter ended June 30, 2006

•	BankUnited had record quarterly net income of $23.8 million. Net interest margin for the quarter improved to 2.18% from 1.66% for the same quarter last year and was the major contributor to the improvement in net income.

•	Total assets reached $12.9 billion, up $2.9 billion, or 29%, from June 30, 2005. Asset growth has been centered in the residential loan portfolio, which grew by $2.5 billion in the last twelve months.

•	Loan production for the quarter of $1.8 billion was up 17% over loan production for the same quarter last year. As a result of strong loan demand, BankUnited sold $495 million of residential mortgage loans with a gain of $5 million during the quarter. The secondary market has shown acceptance of BankUnited’s residential mortgage product and provides a vehicle for the sale of loans in periods of high loan production.

•	Total deposits reached $5.9 billion, up $1.6 billion or 39% from June 30, 2005. Non-interest bearing deposits increased to $385 million up, 18% from June 30, 2005.

•	Deposit growth is aided by BankUnited’s continued branch expansion with two new branches and entry into one new Florida market occurring during the quarter. As of June 30, 2006, BankUnited operated 73 branch offices in eleven Florida counties. Twelve branches have been opened in fiscal 2006.

See further discussion in RESULTS OF OPERATIONS and FINANCIAL CONDITION for more information on BankUnited’s operating performance during the quarter ended June 30, 2006 compared to the same period in 2005, and changes in financial condition from September 30, 2005.

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

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2006 Compared to the Same Period in 2005

General

Net income for the three months ended June 30, 2006 was $23.8 million, compared to a quarterly net loss of $14.8 million for the same quarter last year. Basic and diluted earnings were $0.65 and $0.62 per share, respectively, for the quarter, up from $(0.50) and $(0.50) per share, respectively, for the same quarter last year.

The net loss for the quarter ended June 30, 2005, included an after-tax charge of $24.6 million related to the company’s prepayment of Federal Loan Home Bank of Atlanta (FHLB) advances and the settlement of related swaps. Excluding losses related to the FHLB prepayments, BankUnited’s net income for the quarter ended June 30, 2005, was $9.8 million, and basic and diluted earnings were $0.32 and $0.30 per share respectively

The following table is a condensed version of BankUnited’s Consolidated Statement of Operations for the periods presented.

	For the three months ended June 30,		Change
	2006	2005	$	%
	(In thousands, except per share amounts)
Net interest income	$66,795	$38,597	$28,198	73.1%
Provision for loan losses	1,200	800	400	50.0%
Non-interest income	10,494	3,875	6,619	170.8%
Non-interest expense	40,195	65,322	(25,127)	(38.5)%

Income (loss) before taxes	35,894	(23,650)	59,544	251.8%
Provision (benefit) for income taxes	12,069	(8,841)	20,910	236.5%

Net income (loss)	$23,825	$(14,809)	$38,634	260.9%

Basic earnings per share	$0.65	$(0.50)	$1.15	230.0%
Diluted earnings per share	$0.62	$(0.50)	$1.12	224.0%

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

	For the Three Months Ended June 30,
	2006			2005
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, net(1)	$10,289,935	$168,144	6.54%	$7,181,767	$88,637	4.94%
Mortgage-backed securities	1,357,336	15,119	4.46%	1,614,157	15,341	3.80%
Short-term investments(2)	24,306	357	5.88%	22,895	167	2.93%
Investment securities and FHLB stock	517,924	6,725	5.20%	467,829	5,529	4.73%

Total interest-earning assets	12,189,501	190,345	6.25%	9,286,648	109,674	4.73%

Interest-bearing liabilities:
Transaction and money market	391,956	2,254	2.31%	384,912	1,353	1.41%
Savings	1,317,987	12,846	3.91%	922,650	5,250	2.28%
Certificates of deposits	3,584,949	39,146	4.38%	2,484,654	19,557	3.16%
Trust preferred securities and subordinated debentures	195,924	3,996	8.16%	195,458	3,395	6.95%
Senior notes	120,000	1,070	3.57%	120,000	1,069	3.57%
FHLB advances and other borrowings	5,690,042	64,238	4.53%	4,519,851	40,453	3.59%

Total interest-bearing liabilities	$11,300,858	$123,550	4.38%	$8,627,525	$71,077	3.30%

Excess of interest-earning assets over interest-bearing liabilities	$888,643			$659,123

Net interest income		$66,795			$38,597

Interest rate spread			1.87%			1.43%
Effect of non-interest bearing sources			0.31%			0.23%

Net interest margin			2.18%			1.66%

Ratio of interest-earning assets to interest-bearing liabilities	107.86%			107.64%

Note: The yields are annualized and are not calculated on a tax equivalent basis.

(1)	Includes average balances of loans held for sale of $113.3 million and $15.9 million for the three months ended June 30, 2006 and 2005, respectively. Also includes average non-accruing loans of $11.5 million and $10.7 million for the three months ended June 30, 2006 and 2005, respectively.
(2)	Short-term investments include FHLB overnight deposits, federal funds sold, and certificates of deposit.

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

	For the Three Month Period Ended June 30, 2006 vs. 2005
	Increase (Decrease) Due to
	Changes in Volume	Changes in Rate	Total Increase/ (Decrease)
	(Dollars in thousands)
Interest income attributable to:
Loans, net (1)	$37,937	$41,570	$79,507
Mortgage-backed securities	(2,441)	2,219	(222)
Short-term investments (2)	10	180	190
Investment securities and FHLB stock	551	645	1,196

Total interest-earning assets	36,057	44,614	80,671

Interest expense attributable to:
Transaction and money market	25	876	901
Savings	2,250	5,346	7,596
Certificates of deposit	8,661	10,928	19,589
Trust Preferred Securities and subordinated debentures	8	593	601
Senior notes	—	2	2
FHLB advances and other borrowings	10,473	13,311	23,784

Total interest-bearing liabilities	21,417	31,056	52,473

Increase in net interest income	$14,640	$13,558	$28,198

(1)	Includes interest earned on loans held for sale.
(2)	Short-term investments include FHLB overnight deposits, federal funds sold, and certificates of deposit.

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

Net interest income before provision for loan losses was $66.8 million for the quarter ended June 30, 2006, increasing by $28.2 million or 73% over the $38.6 million reported for the same period in 2005. The net interest margin improved this quarter to 2.18% from 1.66% for the same quarter last year. The overall yield on interest earning assets increased by 152 basis points, while the overall rates paid on interest bearing liabilities increased by 108 basis points, resulting in an improvement in the interest rate spread of 44 basis points for the three months ended June 30, 2006 compared to the same period in 2005.

Interest income on loans includes deferred interest on option ARM loans where periodic payments do not cover the amount of interest earned contractually and where the uncollected interest is added to the principal balance of the loans. For the quarter ended June 30, 2006, $20.9 million in deferred interest is included in interest income on loans.

The improvement in net interest income and net interest margin is attributable to the growth in earning assets, the change in earning asset mix, the improved spread between earning assets and interest bearing liabilities, and faster repricing of ARM loans than deposits. Average earning assets in the current quarter increased by $2.9 billion or 31% from the quarter a year ago. Growth was centered in higher yield average loans that represent 84% of earning assets in the current quarter as compared to 77% in the same quarter for the prior year.

The net interest spread rose to 1.87% for the quarter from 1.43% for the quarter ended June 30, 2005. Factors affecting the yield improvement on assets included prepayment fees that increased from $1.4 million in the quarter ended June 30, 2005 to $4.4 million in the quarter ended June 30, 2006. Factors resulting in improved cost of interest bearing liabilities included the prepayment of long-term high rate FHLB debt in the quarter ended June 30, 2005, the growth in non-interest bearing sources of funds including the stock offering in the quarter ended March 31, 2006.

Prepayments on residential mortgage loans reduce loan interest income as the net deferred cost amortization is accelerated with the prepayment. For the quarter ended June 30, 2006, the constant prepayment rate (CPR) was 17.1% as compared to 23.4% for the quarter ended June 30, 2005. The slower prepayment rate also contributed to the increase in the net interest margin for the quarter.

Provision for Loan Losses.    BankUnited records a provision for loan losses as a charge to income in amounts necessary to adjust the allowance for loan losses as determined by management through its overall review of asset quality. The provision for loan losses of $1.2 million for the three months ended June 30, 2006 represents an increase compared to the $0.8 million provided during the same period in 2005 and reflects loan portfolio growth centered in residential loans and net recoveries for the quarter. Net recoveries for the three months ended June 30, 2006, were $0.6 million compared to net charge-offs of $0.7 million for the same period in 2005. Non-performing loans to total loans remained at 0.12% this quarter compared to same quarter last year, and compared to 0.10% at September 30, 2005. The allowance for loan losses as a percentage of total loans was 0.31% as of June 30, 2006 compared to 0.33% as of June 30, 2005 and 0.32% at September 30, 2005. See Asset Quality for more information on BankUnited’s allowance for loan losses.

Analysis of Non-Interest Income and Expenses

	For the Three Months Ended June 30,
	2006	2005	Increase/(Decrease)
	(Dollars in thousands)
Non-interest income:
Loan servicing fees	$2,066	$797	$1,269	159.2%
Amortization of mortgage servicing rights	(1,083)	(937)	(146)	(15.6)
Impairment of mortgage servicing rights	(540)	(130)	(410)	(315.4)
Loan fees	838	592	246	41.6
Deposit fees	1,375	1,066	309	29.0
Other fees	795	572	223	39.0
Net gain on sale of assets	4,973	929	4,044	435.3
Insurance and investment services income	921	970	(49)	(5.1)
Losses on swaps	(551)	(1,369)	818	59.8
Other	1,700	1,385	315	22.7

Total non-interest income	$10,494	$3,875	$6,619	170.8%

Total non-interest income of $10.5 million for the quarter ended June 30, 2006 reflects a 171% increase from the same quarter in the prior year.

BankUnited’s portfolio of residential loans serviced for others was $1.6 billion as of June 30, 2006 compared to $1.2 billion as of June 30, 2005. Servicing fee income, net of amortization and impairment increased to $443 thousand for the quarter ended June 30, 2006 as compared to a loss of $270 thousand for the same quarter in 2005. This improvement reflects the increase in ancillary fees earned on loans serviced for others including prepayment fees and the increase in the volume of loans serviced.

Fees on loans, deposit fees and other fees were $3.0 million for the quarter ended June 30, 2006 up 35% compared to $2.2 million for the same quarter in the prior year.

Net gain on the sale of assets included $5 million from the sale of loans for the quarter ended June 30, 2006 as compared to $0.9 million for the same quarter in the prior year, which was comprised of $1 million from the sale of investments and a loss of $100 thousand from the sale of loans.

During the quarter ended June 30, 2006, BankUnited elected to settle an interest rate swap contract resulting in a pre-tax charge to income of $359 thousand recorded in other non-interest income. The contract was being used by BankUnited to economically hedge $23 million of 10.25% Trust Preferred Securities issued by its trust subsidiary, BankUnited Capital. BankUnited has entered into interest rate swaps to hedge other specific debt obligations and has applied hedge accounting to those swaps. See Note (8) Accounting for Derivatives and Hedging Activities to the accompanying notes to the consolidated financial statements.

	For the Three Months Ended June 30,
	2006	2005	Increase
	(Dollars in thousands)
Non-interest expenses:
Employee compensation and benefits	$20,511	$13,231	$7,280	55.0%
Occupancy and equipment	8,012	7,214	798	11.1
Telecommunications and data processing	2,707	1,886	821	43.5
Advertising and promotion expense	2,019	1,434	585	40.8
Professional fees	1,733	1,848	(115)	(6.2)
Debt extinguishment	—	36,548	(36,548)	(100.0)
Other operating expenses	5,213	3,161	2,052	64.9

Total non-interest expenses	$40,195	$65,322	$(25,127)	(38.5)%

Non-interest expense was $40.2 million for the quarter compared to $65.3 million for the same quarter in 2005. Excluding a $36.5 million pretax prepayment fee on FHLB debt, non-interest expense was $28.8 million for the quarter ended June 30, 2005. Non-interest expense for the quarter ended June 30, 2006, increased 40% from the quarter ended June 30, 2005, excluding the FHLB prepayment fees. This increase reflects the company’s continued expansion of its branch network, operations and support areas. It also includes an increase of $3.2 million in commissions and performance-based compensation. Compensation expense in 2006 also reflects the implementation of FAS 123R with a total increase in share-based compensation of $653 thousand from the same period in 2005.

For the Nine Months Ended June 30, 2006 Compared to the Same Period in 2005

General

Net income for the nine months ended June 30, 2006 was $59.7 million, up from $13.3 million for the same period last year. Basic and diluted earnings were $1.77 and $1.66 per share, respectively, for the nine-month period, up from $0.43 and $0.41 per share, respectively, for the same nine-month period last year.

The net income for the nine months ended June 30, 2005, included an after-tax charge of $24.6 million related to the company’s prepayment of Federal Loan Home Bank of Atlanta (FHLB) advances and the settlement of related swaps. Excluding losses related to the FHLB prepayments, BankUnited’s net income for the nine months ended June 30, 2005, was $37.9 million and the basic and diluted earnings were $1.25 and $1.17 per share, respectively.

The following table is a condensed version of BankUnited’s Consolidated Statement of Operations for the periods presented.

	For the nine months ended June 30,		Change
	2006	2005	$	%
	(In thousands, except per share amounts)
Net interest income	$177,861	$116,858	$61,003	52.2%
Provision for loan losses	5,800	3,000	2,800	93.3%
Non-interest income	25,579	17,482	8,097	46.3%
Non-interest expense	108,000	113,679	(5,679)	(5.0)%

Income before taxes	89,640	17,661	71,979	407.6%
Income taxes	29,953	4,389	25,564	582.5%

Net income	$59,687	$13,272	$46,415	349.72%

Basic earnings per share	$1.77	$0.43	$1.34	311.6%
Diluted earnings per share	$1.66	$0.41	$1.25	304.9%

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

Yields Earned and Rates Paid

	For the Nine Months Ended June 30,
	2006			2005
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, net(1)	$9,372,118	$430,632	6.13%	$6,613,014	238,491	4.81%
Mortgage-backed securities	1,463,860	48,042	4.38%	1,778,284	50,461	3.78%
Short-term investments(2)	29,679	989	4.39%	20,491	388	2.50%
Investment securities and FHLB stock	499,007	18,601	4.98%	484,768	16,137	4.44%

Total interest-earning assets	11,364,664	498,264	5.85%	8,896,557	305,477	4.58%

Interest-bearing liabilities:
Transaction and money market	389,825	6,212	2.13%	394,315	3,862	1.31%
Savings	1,263,106	33,754	3.57%	953,929	14,474	2.03%
Certificates of deposits	3,228,446	98,184	4.07%	2,212,564	48,821	2.95%
Trust preferred securities and subordinated debentures	195,494	11,571	7.89%	188,915	9,325	6.58%
Senior notes	120,000	3,210	3.57%	120,000	3,208	3.57%
FHLB advances and other borrowings	5,388,341	167,472	4.16%	4,405,406	108,929	3.31%

Total interest-bearing liabilities	$10,585,212	$320,403	4.05%	$8,275,129	$188,619	3.05%

Excess of interest-earning assets over interest-bearing liabilities	$779,452			$621,428

Net interest income		$177,861			$116,858

Interest rate spread			1.80%			1.53%
Effect of non-interest bearing sources			0.28%			0.22%

Net interest margin			2.08%			1.75%

Ratio of interest-earning assets to interest-bearing liabilities	107.36%			107.51%

Note:	The yields and rates along with the corresponding interest rate spread and net interest margin represent the yields earned and rates paid on BankUnited’s interest-earning assets and interest-bearing liabilities, respectively, for the periods presented. The yields are annualized and are not calculated on a tax equivalent basis.
(1)	Includes average balances of loans held for sale of $60.9 million and $18.4 million for the nine months ended June 30, 2006 and 2005, respectively. Also includes average non-accruing loans of $10.4 million and $15.5 million for the nine months ended June 30, 2006 and 2005, respectively.
(2)	Short-term investments include FHLB overnight deposits, federal funds sold, and certificates of deposit.

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

	For the Nine Month Period Ended June 30, 2006 vs. 2005
	Increase (Decrease) Due to
	Changes in Volume	Changes in Rate	Total Increase/ (Decrease)
	(Dollars in thousands)
Interest income attributable to:
Loans, net (1)	$98,053	$94,088	$192,141
Mortgage-backed securities	(8,922)	6,503	(2,419)
Short-term investments (2)	174	427	601
Investment securities and FHLB stock	330	2,134	2,464

Total interest-earning assets	89,635	103,152	192,787

Interest expense attributable to:
Transaction and money market	(44)	2,394	2,350
Savings	4,691	14,589	19,280
Certificates of deposit	22,415	26,948	49,363
Trust Preferred Securities and subordinated debentures	325	1,921	2,246
Senior notes	—	2	2
FHLB advances and other borrowings	24,304	34,239	58,543

Total interest-bearing liabilities	51,691	80,093	131,784

Increase (decrease) in net interest income	$37,944	$23,059	$61,003

(1)	Includes interest earned on loans held for sale.
(2)	Short-term investments include FHLB overnight deposits, federal funds sold, and certificates of deposit.

Net Interest Income.

Net interest income before provision for loan losses was $177.9 million for the nine months ended June 30, 2006, increasing by $61 million, or 52%, from $116.9 million for the same period in 2005. The net interest margin improved to 2.08% for the period, from 1.75% for the same period last year. The overall yield on interest earning assets increased by 127 basis points, while the overall rates paid on interest bearing liabilities increased by 100 basis points, resulting in an improvement in the interest rate spread of 27 basis points for the nine months ended June 30, 2006 compared to the same period in 2005.

The improvement in net interest income is attributable primarily to the growth in earning assets, the change in earning asset mix, and improving net interest rate spread. Average earning assets for the nine-month period increased by $2.5 billion, or 28%, from the same period a year ago. Growth was centered in loans, which are the highest-yielding earning assets. Average loans represent 82% of earning assets in the current nine-month period as compared to 74% in the same period for the prior year.

The net interest spread rose to 1.80% from 1.53% for the same period last year. Factors affecting the yield improvement on assets included prepayment fees on loans that increased from $2.8 million for the nine-month period ended June 30, 2005 to $9.4 million for the nine-month period ended June 30, 2006. Factors resulting in improved cost of interest bearing liabilities included the prepayment of long-term high rate FHLB debt in the quarter ended June 30, 2005, and the growth in non-interest bearing sources of funds, including the stock offering in the quarter ended March 31, 2006.

Prepayments on residential mortgage loans reduce loan interest income as the net deferred cost amortization is accelerated with the prepayment. For the nine months ended June 30, 2006, the constant prepayment rate (CPR) was 16.7% as compared to 20.4% for the quarter ended June 30, 2005. The slower prepayment rate contributed to increase in the net interest margin for the nine-month period ended June 30, 2006.

Provision for Loan Losses.    BankUnited records a provision for loan losses as a charge to income in amounts necessary to adjust the allowance for loan losses as determined by management through its review of asset quality. The provision for loan losses was $5.8 million and $3.0 million for the nine-month periods ended June 30, 2006 and 2005, respectively. Net recoveries for the nine months ended June 30, 2006 were $0.8 million compared to net charge-offs of $2.2 million for the same period in 2005. The provision for the nine-month period primarily reflects loan portfolio growth, and net recoveries for the year. See Asset Quality for information on BankUnited’s allowance for loan losses.

Analysis of Non-Interest Income and Expenses

	For the Nine Months Ended June 30,		Increase/(Decrease)
	2006	2005
	(Dollars in thousands)
Non-interest income:
Loan servicing fees	$5,224	$2,504	$2,720	108.6%
Amortization of mortgage servicing rights	(2,810)	(2,518)	(292)	(11.6)
Impairment of mortgage servicing rights	(870)	(130)	(740)	(100.0)
Loan fees	2,501	1,735	766	44.1
Deposit fees	4,030	3,182	848	26.6
Other fees	2,142	1,607	535	33.3
Net gain on sale of assets	8,735	5,497	3,238	58.9
Insurance and investment services income	3,128	3,185	(57)	(1.8)
Losses on swaps	(1,465)	(1,369)	(96)	7.0
Other	4,964	3,789	1,175	31.0

Total non-interest income	$25,579	$17,482	$8,097	46.3%

Total non-interest income of $25.6 million for the nine-month period ended June 30, 2006 reflects a 46.3% increase from the $17.5 million reported for the same period in the prior year.

BankUnited’s portfolio of residential loans serviced for others was $1.6 billion as of June 30, 2006 compared to $1.2 billion as of June 30, 2005. Servicing fee income net of amortization and impairment increased to $1.5 million for the nine-month period ended June 30, 2006, as compared to a loss of $144 thousand for the same period in 2005. This improvement reflects the increase in ancillary fees earned on loans serviced for others including prepayment fees and the increase in the volume of loans serviced. An impairment charge of $870 thousand was taken during the nine-month period ended June 30, 2006.

Fees on loans, deposit fees and other fees were $8.7 million for the nine-month period ended June 30, 2006, up 33% compared to $6.5 million for the same period in the prior year.

Net gain on the sale of assets consisted of $8.7 million from the sale of loans for the nine months ended June 30, 2006 as compared to $5.5 million for the same period in the prior year, which was comprised of $2.0 million from the sale of loans and $3.5 million from the sale of investments.

For the nine-month period ended June 30, 2006, BankUnited settled an interest rate swap contract on which it recognized a $2 million loss recorded in non-interest income. See Note (8) Accounting for Derivatives and Hedging Activities to the accompanying notes to the consolidated financial statements.

	For the Nine Months Ended June 30,		Increase
	2006	2005
	(Dollars in thousands)
Non-interest expenses:
Employee compensation and benefits	$55,803	$37,270	$17,813	47.8%
Occupancy and equipment	22,310	17,606	4,704	26.7
Telecommunications and data processing	7,168	5,032	2,136	42.4
Advertising and promotion expense	5,081	4,253	828	19.5
Professional fees	4,646	3,417	1,229	36.0
Debt extinguishment	—	36,548	(36,548)	(100.0)
Other operating expenses	13,712	9,553	4,159	43.5

Total non-interest expenses	$108,000	$113,679	$(5,679)	(5.0)%

Non-interest expense decreased by $5.7 million, or 5.0%, for the nine months ended June 30, 2006, compared to the same period in 2005. Excluding a $36.5 million pretax prepayment fee on FHLB debt, non-interest expense was $77.1 million for the nine-month period ended June 30, 2005. Non-interest expense for the nine-month period ended June 30, 2006, increased 40% from the nine-month period ended June 30, 2005, excluding the FHLB prepayment fees. Growth in operating expenses is centered in employee and facilities expenses. Growth in expenses is driven by the growth in asset volume, continued expansion of the branch network. It also includes an increase of $8.3 million in commissions and performance-based compensation. Compensation expense in 2006 also reflects the implementation of FAS 123R with a total increase in share-based compensation of $1.9 million from the same period in 2005. Of this amount, $1.4 million reflects the impact of option expensing.

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

BankUnited, FSB has a borrowing line available at the Federal Home Loan Bank of Atlanta secured by eligible real estate loans. BankUnited has additional borrowing capacity through securities sold under repurchase agreement with various counterparts. As of June 30, 2006 BankUnited, had $4.8 billion in advances outstanding at the FHLB and $1.0 billion in securities sold under agreement to repurchase. Additional borrowing capacity under the FHLB line is $0.9 billion with certain limitations on short and long-term availability.

Short-term borrowing facilities are also available through fed funds purchased from other financial institutions. As of June 30, 2006, BankUnited had $60 million in short-term fed funds purchased.

Significant Sources and Uses of Funds

For the nine months ended June 30, 2006, BankUnited recorded asset growth of $2.2 billion, primarily through loan growth of $2.5 billion after sales of loans of $1.2 billion during the period.

BankUnited funded its asset and loan growth for the nine months ended June 30, 2006 primarily through deposit growth of $1.1 billion, an increase in FHLB advances of $1.0 billion, an equity offering of $150.9 million, repayment of mortgage backed securities of $309 million and a decline in cash equivalents of $127 million.

For the nine months ended June 30, 2005, BankUnited recorded asset growth of $1.2 billion primarily through loan growth of $1.8 billion after sales of loans of $332 million during the period.

BankUnited funded its asset and loan growth for the nine months ended June 30, 2005 primarily through deposit growth of $695 million, repayments of mortgage backed securities of $471 million, an increase in FHLB advances of $386 million and a decline in cash equivalents of $74 million.

FINANCIAL CONDITION

Assets

Total net loans comprise the major earning asset of BankUnited and increased from $8.0 billion at September 30, 2005 to $10.6 billion at June 30, 2006. Loans are centered in first mortgage residential loans that amount to $9.0 billion, or 83%, of the net loan portfolio, which grew $2.3 billion, or 34%, from September 30, 2005.

The following table provides a detail of residential loans (excluding premiums and discounts) by state, including both portfolio loans and loans held for sale, for states with balances of 4% and higher.

Residential loans by state	As of June 30, 2006		As of September 30, 2005
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in millions)
Florida	$5,864	65.23%	$4,912	73.41%
Illinois	592	6.59	422	6.31
California	409	4.55	107	1.60
Arizona	383	4.26	153	2.28
Virginia	376	4.18	233	3.48
Other (states with less than 4%)	1,366	15.19	864	12.92

Total residential loans	$8,990	100.00%	$6,691	100.00%

The following table provides a detail of total loans (excluding premiums and discounts) by state, including both portfolio loans and loans held for sale, for states with balances of 3.5% and higher. Non-residential loans are originated from the Florida lending offices.

Total loans by state	As of June 30, 2006		As of September 30, 2005
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in millions)
Florida	$7,352	70.13%	$6,161	77.54%
Illinois	592	5.65	422	5.32
California	409	3.90	107	1.35
Arizona	383	3.65	153	1.92
Virginia	376	3.59	233	2.93
Other (states with less than 3.5%)	1,372	13.08	870	10.94

Total loans	$10,484	100.00%	$7,946	100.00%

The portfolio also includes commercial real estate loans that amount to $951 million, or 9%, of the net loan portfolio. Commercial real estate loans increased $172 million, or 22%, from September 30, 2005. Total loans secured by real estate represent 96% of the portfolio. Loan portfolio composition remains stable when compared to September 30, 2005, but the loan portfolio as a percentage of total assets has grown from 76% at September 30, 2005 to 82% at June 30, 2006, as a result of strong loan demand.

Option ARM loans are adjustable-rate mortgages which provide borrowers flexible payment options and have the potential for negative amortization above the original loan balance. Option ARM loans represented 56.8% and 48.0% of total loans outstanding as of June 30, 2006 and September 30, 2005, respectively. As of June 30, 2006, option ARM loans with a balance of $4 billion, representing 67% of the option ARM portfolio, had $57.5 million of their principal balances above their original principal balance as a result of negative amortization. As of September 30, 2005, option ARM loans with a balance of $2.0 billion, representing 53% of the option ARM portfolio, had negative amortization of $12.4 million. These loans are subject to interest rate caps.

BankUnited has conservative underwriting standards that include evaluation of a borrower’s debt service ability based on repayment of the loan at the fully indexed rate. As of June 30, 2006, the weighted average FICO score for BankUnited’s option ARM loans was over 712.

As of June 30, 2006, the average balance of an option ARM loan was $299 thousand and the average loan to value (LTV) ratio based on the initial appraisal of the collateral was 77% without considering purchase mortgage insurance (PMI). Generally, loans produced with LTV’s greater than 80% require PMI. As of June 30, 2006, the average LTV ratio based on the initial appraisal of the collateral for the option ARM loan portfolio including PMI was 73%. LTV’s may decline over time due to appreciation of housing markets as well as loan principal reduction.

Negative amortization may increase the individual loan balance up to an additional 15% of the original loan balance. The loan contractually converts to fully amortizing principal payments upon reaching the earlier of five years or the additional 15% maximum negative amortization. Upon reaching that threshold, full amortization of the loan balance over the remaining life of the loan is required. For example, for a loan with an initial 73% LTV ratio, the loan principal could increase through deferred interest to a maximum LTV of 84% of the original appraised value of the collateral. See Note (4) Loans Receivable to the accompanying condensed notes to consolidated financial statements.

Liabilities

Deposits.    Deposits increased from $4.7 billion at September 30, 2005 to $5.9 billion at June 30, 2006 and funded 45% of BankUnited’s total assets at June 30, 2006. The majority of the deposit growth was from interest bearing deposits that increased by $1.1 billion. Core deposits, defined as checking, money market, and saving deposits as well as time deposits of $100 thousand and less, reached $4.2 billion as of June 30, 2006 and represented 71% of total deposits.

FHLB advances.    FHLB advances increased from $3.8 billion at September 30, 2005 to $4.8 billion at June 30, 2006 and funded 38% of BankUnited’s total assets at June 30, 2006. Maturity of advances is managed by BankUnited as part of its asset and liability management process.

Securities sold under agreements to repurchase.    Securities sold under agreements to repurchase (repos) decreased from $1.1 billion at September 30, 2005 to $1.0 at June 30, 2006 and funded 7% of total assets at June 30, 2006.

Other borrowings    BankUnited utilizes other forms of short and long term borrowing. At June 30, 2006 there were $60 million outstanding in fed funds purchased and none at September 30, 2005. These funds are used for funding short-term liquidity needs. There were no significant changes in other forms of borrowing between September 30, 2005 and June 30, 2006.

Asset Quality

The following table sets forth additional information concerning BankUnited’s non-performing assets at June 30, 2006 and September 30, 2005.

	June 30, 2006	September 30, 2005
	(Dollars in thousands)
Non-accrual loans	$13,230	$8,391
Loans past due 90 days and still accruing	51	—

Total non-performing loans	13,281	8,391
Real estate owned	666	542

Total non-performing assets	$13,947	$8,933

Allowance for loan losses	$32,349	$25,755

Non-performing assets as a percentage of total assets	0.11%	0.08%
Non-performing loans as a percentage of total loans	0.12%	0.10%
Allowance for loan losses as a percentage of total loans	0.31%	0.32%
Allowance for loan losses as a percentage of non-performing loans	243.57%	306.94%

Management believes the current allowance to be appropriate given the composition of its loan portfolio, which as of June 30, 2006 was 96% secured by real estate, and based upon the historical loss experience and its assessment of current asset quality. There can be no assurance that additional provisions for loan losses will not be required in future periods.

The following table sets forth the change in BankUnited’s allowance for loan losses for the three months and nine months ended June 30, 2006 and 2005.

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(In thousands)
Allowance for loan losses, balance (at beginning of period)	$30,575	$24,777	$25,755	$24,079
Provisions for loan losses	1,200	800	5,800	3,000
Loans charged off:
One-to-four family residential	(81)	(235)	(81)	(903)
Home equity loans and lines of credit	—	(241)	—	(572)
Commercial	33	(219)	(460)	(717)
Consumer	(73)	(36)	(73)	(114)

Total loans charged off(1)	(121)	(731)	(614)	(2,306)

Recoveries:
Commercial	688	30	1,395	97
Consumer	7	50	13	56

Total recoveries(1)	695	80	1,408	153

Allowance for loan losses, balance (at end of period)	$32,349	$24,296	$32,349	$24,926

(1)	Net annualized (recoveries) charge-offs as a percentage of average total loans were (0.02%) and 0.04% for the three months ended June 30, 2006 and 2005, respectively; and (0.01%) and 0.04% for the nine months ended June 30, 2006 and 2005, respectively.

The following table sets forth BankUnited’s allocation of the allowance for loan losses by category as of June 30, 2006 and September 30, 2005.

	June 30, 2006	September 30, 2005
	(In thousands)
Balance at the end of the period applicable to:
One-to-four family residential	$8,611	$6,356
Home equity loans and lines of credit	3,716	2,909
Multi-family	681	891
Commercial real estate	4,321	3,076
Construction	1,225	697
Land	2,606	1,886
Commercial	6,512	7,161
Consumer	794	843
Unallocated	3,973	1,936

Total allowance for loan losses	$32,349	$25,755

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The discussion contained in BankUnited’s Annual Report on Form 10-K for the year ended September 30, 2005, under Item 7a, “Quantitative and Qualitative Disclosures about Market Risk,” provides detailed quantitative and qualitative disclosures about market risk and should be referenced for information thereon.

Risks Associated with Changing Interest Rates.    As a financial intermediary, BankUnited invests in various types of interest-earning assets (primarily loans, mortgage-backed securities, and investment securities), which are funded largely by interest-bearing liabilities (primarily deposits, FHLB advances, securities sold under agreements to repurchase, senior notes, federal funds purchased, trust preferred securities and subordinated debentures). Such financial instruments have varying levels of sensitivity to changes in market interest rates, which creates interest rate risk for BankUnited. Accordingly, BankUnited’s net interest income, the most significant component of its net income, is subject to substantial volatility due to changes in interest rates or market yield curves, particularly if there are differences, or gaps, in the re-pricing frequencies of its interest-earning assets and the interest-bearing liabilities which fund them. BankUnited monitors such interest rate gaps and seeks to manage its interest rate risk by adjusting the re-pricing frequencies of its interest-earning assets and interest-bearing liabilities. Additionally, BankUnited utilizes derivative financial instruments designed to reduce the interest rate risks associated with its interest-earning assets and interest-bearing liabilities. Based on our current asset/liability model, a moderate or slow rise in interest rates over the next year is not expected to have a significant negative effect on interest rate margin.

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

An evaluation of the effectiveness of the design and operation of BankUnited’s disclosure controls and procedures was carried out by BankUnited, as of the end of the period covered by this report, under the supervision and with the participation of BankUnited’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that BankUnited’s disclosure controls and procedures were effective as of June 30, 2006, and provides reasonable assurance that the information required to be disclosed by BankUnited in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. BankUnited may make changes to its disclosure controls and procedures periodically, as management reviews the design and effectiveness on a continuing basis. No change in internal control over financial reporting occurred during the quarter ended June 30, 2006, that has materially affected, or is likely to materially affect, such internal control over financial reporting. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

PART II—OTHER INFORMATION

Item 6.	EXHIBITS

(c)    Exhibits.

10.1	Amendment to Employment Agreement between BankUnited and Alfred R. Camner.

10.2	Amendment to Employment Agreement between BankUnited and Alfred R. Camner.

10.3	Amendment to Employment Agreement between Bank and Alfred R. Camner.

10.4	Severance Arrangement between BankUnited and Hunting Deutsch.

10.5	Change of Control Agreement between BankUnited and Hunting Deutsch.

31.1	Certification of the Chief Executive Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

BANKUNITED FINANCIAL CORPORATION

By:	/s/ Humberto L. Lopez
Humberto L. Lopez Senior Executive Vice President and Chief Financial Officer

August 9, 2006

By:	/s/ Bernardo M. Argudin
Bernardo M. Argudin Executive Vice President and Principal Accounting Officer

Exhibit Index

Exhibit Number	Description

10.1	Amendment to Employment Agreement between BankUnited and Alfred R. Camner.

10.2	Amendment to Employment Agreement between BankUnited and Alfred R. Camner.

10.3	Amendment to Employment Agreement between Bank and Alfred R. Camner.

10.4	Severance Arrangement between BankUnited and Hunting Deutsch.

10.5	Change of Control Agreement between BankUnited and Hunting Deutsch.

31.1	Certification of the Chief Executive Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.