Form 10-K
period 2006-09-30
BANKUNITED FINANCIAL CORP
filed 2006-12-14
CIK 894490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended September 30, 2006

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

Class A Common Stock, $.01 par value, NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐  No.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act.    ☐  Yes    ☒  No.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate market value of the Class A Common Stock and Class B Common Stock held by non-affiliates of the Registrant, based upon the average price on March 31, 2006, was $945,287,483*. The Class A Common Stock is the only publicly traded voting security of the Registrant.

The shares of the Registrant’s common stock outstanding as of December 1, 2006 were as follows:

Class	Number of Shares
Class A Common Stock, $.01 par value	36,388,844
Class B Common Stock, $.01 par value	447,747

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s Definitive Proxy Statement for its 2007 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K pursuant to General Instruction G (3) of the Form 10-K. Information from such Definitive Proxy Statement will be incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 hereof.

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

Actual results or performance could differ from those implied or contemplated by forward-looking statements. BankUnited Financial Corporation, a Florida corporation, and its subsidiaries (“BankUnited”), wish to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and are not historical facts or guarantees of future performance. Forward-looking statements are subject to certain risks and uncertainties, including, among others: general business and economic conditions, either nationally or regionally; fiscal or monetary policies; significant weather events such as hurricanes; changes or fluctuations in the interest rate environment; a deterioration in credit quality and/or a reduced demand for credit; reduced deposit flows and loan demand; real estate values; competition from other financial service companies in our markets; legislative or regulatory changes, including, among others, changes in accounting standards, guidelines and policies; the issuance or redemption of additional Company debt or equity; the concentration of operations in Florida, if Florida business or economic conditions decline; reliance on other companies for products and services; the impact of war and the threat and impact of terrorism; volatility in the market price of the Company’s common stock; and other economic, competitive, servicing capacity, governmental, regulatory and technological factors affecting the Company’s operations, price, products and delivery of services. Information in this Annual Report on Form 10-K is as of the dates, and for the periods, indicated. BankUnited does not undertake, and specifically disclaims any obligation, to publicly update or revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements, whether as the result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in or incorporated by reference into this report might not occur.

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

BankUnited’s revenues consist mainly of interest earned on loans and investments and fees received for our financial services and products. BankUnited’s expenses consist primarily of interest paid on deposits and borrowings and expenses incurred in providing services and products. At September 30, 2006, BankUnited had assets of $13.6 billion, net loans of $11.4 billion, liabilities of $12.8 billion including deposits of $6.1 billion and stockholders’ equity of $753 million.

As of November 15, 2006, the Bank’s distribution system included 75 full service branches in Florida, three loan production offices in Florida and five outside of Florida, an extensive wholesale network for originating loans through mortgage broker relationships, and channels for conducting business through automated teller machines, telebanking and the internet. BankUnited intends to open approximately 10 to 12 new full-service banking offices in Florida during fiscal 2007.

Employees

At September 30, 2006, BankUnited had 1,350 full-time equivalent employees. Management considers relations with its employees to be good.

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

Lending Activities

BankUnited’s activities are targeted at increasing residential mortgage and consumer loan originations, and expanding the commercial lending and commercial real estate areas. BankUnited utilizes its lending activities to develop broader customer relationships in areas served by its network of branches. BankUnited produces loans primarily for its portfolio although it sells a portion of the loans produced. Loans intended for sale, are held in the available for sale category and accounted for under the lower of cost or market method until the loans are sold.

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

One-to-four-Family Residential Mortgage Lending.

BankUnited originates both fixed and adjustable rate (ARMs) residential loans secured by first mortgages for its own loan portfolio and for sale in the secondary market to government sponsored entities and other investors.

Residential loans are originated through 83 locations consisting of 75 neighborhood banking offices and three loan production offices located in Florida as well as five loan production offices located in other states. The origination channels used by BankUnited include a network of mortgage brokers, internal retail loan originators, and the sales staff at each banking and loan production office. This wide origination network allows BankUnited to generate a continuous flow of residential loans for its portfolio and for sale in the secondary market.

The neighborhood banking offices offer specialty consumer mortgage loans, which provide our customers the convenience of an accelerated application, review and approval process. These offices also offer additional products and services to loan customers.

First mortgage loans generally have contractual maturities between 15 and 40 years. However, residential loans typically remain outstanding for shorter periods than their contractual maturities because borrowers prepay the loans in full upon the sale of the mortgaged property or upon refinancing of the original loan. Interest rates may be fixed or variable and a wide array of mortgage products is offered to the consumer.

For the fiscal years ended September 30, 2006, 2005, and 2004, first mortgage residential loans represented 84%, 83%, and 83%, respectively, of the total loan portfolio. Interest income from these loans, including amortization of deferred fees and costs, represented 83%, 82%, and 83%, respectively, of total interest income and fees on loans.

The average loan size in our residential loan portfolio at September 30, 2006 was $274,000 and the average loan to value ratio of the residential loan portfolio was 71% at inception when adjusted for coverage provided by private mortgage insurance.

Payment Option Loans

Payment option ARM loans provide borrowers with payment options, which could change the amount of interest collected on a monthly basis and increase the outstanding balance of the loan. Growth in the residential loan portfolio during the past two years has been centered in payment option ARM loans.

Payment option ARM products have an interest rate that adjusts periodically, generally on a monthly basis, and require a minimum monthly loan payment that adjusts annually. The initial minimum monthly payment is generally lower than the amount required for full amortization of the loan and may only increase by 7.5% per year through the fifth year of the loan. Borrowers have the ability to pay a minimum payment that may not cover interest accrued on the loan for the month and this would result in deferred interest being added to the loan balance. This is generally referred to as negative amortization. Alternatively, the borrower has the option to pay the full amount of interest due if higher than the minimum payment or another amount above the minimum payment that would cover interest and reduce the outstanding balance of the loan.

Contractual terms of the payment option ARM loans limit the amount that the loan balance may increase to 115% of the original loan balance. At the earlier of five years or upon reaching the maximum level of negative amortization the loan must be repaid on a fully amortizing basis over the remaining term. Payment requirements at that point may result in higher payments for the remaining life of the loan.

BankUnited’s underwriting is performed internally and aims to limit risk by:

•	analyzing the borrower’s repayment ability at the fully indexed rate

•	not allowing financing of the down payment through other loans at BankUnited

•	requiring private mortgage insurance (PMI) on loans where the loan to value would exceed 80% without the insurance

•	utilizing in-house appraisers to review external appraisals

The characteristics of the payment option ARM portfolio as of September 30, 2006 are as follows:

•	Payment option ARM loans represented 58% of the total loan portfolio

•	$5 billion or 75% of the $6.7 billion in payment option ARM loans had negative amortization of $89 million. This amount represents 1.8% percent of the loan balance on negatively amortizing loans or 1.3% of the total payment option ARM loans outstanding

•	The average LTV of the payment option ARM portfolio at inception was 73% with the adjustment for coverage of PMI

•	The average outstanding balance of a payment option ARM loan in the portfolio, was $303,000

•	The average borrower credit score (FICO) is 710

Our payment option loans are indexed to the Monthly Treasury Average (MTA). The MTA index is the twelve-month moving average of the monthly average yields on U.S. Treasury securities with a constant maturity of one year. The twelve month look back period and averaging nature of MTA index results in a slower reaction to changes in short term interest rates on assets indexed to the MTA than on liabilities priced at the short term market rates. This lag, combined with fluctuations in interest earned when borrowers exercise their payment options, can produce volatility in the net interest margin.

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

Real Estate Construction Lending.    BankUnited makes real estate construction loans to builders and real estate developers for the construction of commercial and single and multi-family real estate. These loans are secured by primarily single family homes, condominiums, apartments, retail centers, commercial warehouse properties, office buildings, medical facilities or other property. The loans generally provide for the payment of interest and loan fees from loan proceeds and are underwritten to the same standards as commercial real estate loans. Because of the uncertainties inherent in estimating construction costs and the market for the project upon completion, it is often difficult to determine the total loan funds that will be required to complete a project, the related loan-to-value ratios and the likelihood of a project’s ultimate success. BankUnited is sensitive to trends that may increase risk for certain projects and takes precautionary measures when considering loans related to condominium developments in certain segments of the Florida market.

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

Commercial Lending.    BankUnited makes and participates in both secured and unsecured commercial business loans to companies in its market area. The strategy for commercial lending focuses on forming and maintaining customer relationships with primarily middle market companies doing business in Florida, but also places significant attention on small businesses. The majority of BankUnited’s commercial business loan portfolio is secured by accounts receivable, inventory, equipment, and/or general corporate assets of the borrowers, as well as the personal guarantee of the principal. BankUnited also makes and participates in loans originated by third parties. Commercial loans may have fixed or variable interest rates and are typically originated for maturities ranging from one to five years. Commercial loans are generally made for shorter maturities and may involve a higher level of risk because of the difficulty in liquidating the underlying collateral, if any, in the event of default.

Mortgage Loan Servicing

Although BankUnited originates loans primarily for its portfolio, it also sells a portion of the mortgage loans that it originates and in some cases may retain the right to service those loans. At September 30, 2006, 2005 and 2004, BankUnited was servicing loans of approximately $1.6 billion, $1.7 billion and $1.3 billion, respectively, for others. As of September 30, 2006, 2005 and 2004, BankUnited had mortgage servicing rights with a carrying value of $20.3 million, $22.1 million and $15.4 million, respectively. The majority of loans sold in fiscal year 2006 were sold on a servicing released basis.

Mortgage servicing rights (MSR) arise from contractual agreements between BankUnited and investors in mortgage securities and mortgage loans. Under these contracts, BankUnited performs loan-servicing functions in exchange for fees and other remuneration. BankUnited recognizes MSR as assets upon the sale of loans that continue to be serviced by BankUnited. The value of MSR assets is derived from future revenues from contractually specified servicing fees, late charges, and other ancillary revenues that are expected to be more than adequate compensation to cover the costs associated with performing the service, and are generally expressed as a percent of the unpaid principal balance. The servicing functions typically performed include: collecting and remitting loan payments, responding to borrower inquiries, accounting for principal and interest, holding custodial funds for payment of property taxes and insurance premiums, and generally administering the loans. The servicing fees paid to BankUnited are collected from the monthly payments made by the mortgagors. In addition to fees paid for servicing the loans, BankUnited receives other ancillary servicing fees such as late charges, and prepayment fees.

Investments and Mortgage-Backed Securities

BankUnited maintains an investment portfolio consisting of debt and equity instruments including mortgage-backed securities of FNMA and FHLMC, trust preferred obligations, mortgage-backed securities of private issuers and municipal obligations. Federal regulations limit the instruments in which BankUnited may invest its funds. BankUnited’s current investment policy permits it to acquire securities, which are rated primarily investment grade by a nationally recognized rating agency.

The majority of BankUnited’s investment portfolio consists of mortgage-backed securities, which are primarily acquired for their liquidity, yield, and credit characteristics. Such securities may be used as collateral for borrowing or pledged as collateral for certain deposits, including public funds deposits. Mortgage-backed securities may be fixed or adjustable-rate and include collateralized mortgage obligations and mortgage pass-through certificates. BankUnited acquires mortgage-backed securities through direct purchases, as proceeds for loans sales to FNMA and FHLMC, or through securitization of its own loans. At September 30, 2006 and 2005, BankUnited’s investments and mortgage-backed securities totaled $1.5 billion, and $1.9 billion, respectively. See MD&A and notes (1) Summary of Significant Accounting Policies and (3) Investments and Mortgage-Backed Securities to the Notes to Consolidated Financial Statements for more information on BankUnited’s investments and mortgage-backed securities.

Deposits

BankUnited offers a variety of deposit products ranging from personal and commercial transaction accounts, money market and other savings accounts to time deposits. Deposits are accepted through its 75 banking offices located in eleven Florida counties. BankUnited also accepts deposits through internet banking.

During fiscal year 2006, BankUnited continued its branch expansion by opening fourteen branches and entering into the following four new Florida markets, all of which are coastal counties: Charlotte, Hillsborough, Manatee and Sarasota counties.

BankUnited is active in domestic and international private banking and attracts deposits from foreign resident depositors through its Florida offices. In 2006, BankUnited combined private banking and financial services into a Wealth Management Division to oversee the company’s growing wealth management operations, including the domestic and international private banking groups and BankUnited Financial Services, which provides investment, retirement planning, insurance, and financial planning services.

See MD&A and note (8) Deposits to the notes to Consolidated Financial Statements for more information about BankUnited’s deposits.

Borrowings

BankUnited funds a significant portion of its assets through advances from the Federal Home Loan Bank of Atlanta (“FHLB”), securities sold under agreements to repurchase, notes, trust preferred securities, federal funds purchased and subordinated debentures. These borrowings may be entered into on a short-term or long-term basis. For more information on borrowings see MD&A and note (9) Borrowings to the Notes to Consolidated Financial Statements.

Activities of Subsidiaries

Bay Holdings, Inc., a Florida corporation (“Bay Holdings”), is a wholly owned operating subsidiary of the Bank that holds title to, maintains, manages and supervises the disposition of one-to-four family residential property acquired through foreclosure. Bay Holdings was established for these purposes in 1994.

BankUnited Capital was created under Delaware law in 1996. BankUnited Statutory Trust I was formed in 2001; BankUnited Statutory Trust II, BankUnited Statutory Trust III, BankUnited Statutory Trust IV and

BankUnited Statutory Trust V were formed in 2002; and BankUnited Statutory Trust VI was formed in 2003, as trusts under Connecticut law. BUFC Statutory Trust VII was formed in 2003, BankUnited Statutory Trust VIII and BankUnited Statutory Trust IX were formed in 2004, as Delaware trusts.

BankUnited Financial Corporation owns all of the common stock outstanding of each of the trusts. Trust preferred securities, issued by the trusts, are held by investors. Each of the trusts was formed for the purpose of issuing trust preferred securities and investing the proceeds from the sale thereof solely in junior subordinated debentures issued by BankUnited, which in turn used the proceeds of the debentures for investment in the Bank or other corporate purposes. BankUnited may continue to create from time to time similar statutory trusts as a source of funding. See note (9) Borrowings to the Notes to Consolidated Financial Statements for more information on these trust subsidiaries.

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

BU REIT, Inc. (the “REIT”) is a Florida corporation formed in 2002. It has elected to be taxed as a real estate investment trust for both federal and Florida income tax purposes for calendar years 2002 and forward. The REIT holds a 100% participation interest in certain of the Bank’s residential mortgage loans. All of the REIT’s outstanding common stock is owned by BU Delaware, Inc. The REIT’s outstanding shares of non-voting preferred stock are owned primarily by the Bank, and non-voting preferred shares representing less than one percent of the REIT’s total equity are held by officers of the Bank and others.

Regulation

General

BankUnited Financial Corporation, a Florida corporation and a unitary savings and loan holding company, is subject to the laws and regulations of the Office of Thrift Supervision (“OTS”) and examination by the OTS pursuant to the Home Owner’s Loan Act (the “HOLA”).

As a federal savings bank, the Bank is also subject to regulation and examination by the OTS, its primary federal regulator, and is also subject to regulation by the Federal Deposit Insurance Corporation (the “FDIC”), which insures the Bank’s deposits.

Savings and Loan Holding Company Regulations

Activities Limitations.    As a unitary savings and loan holding company that existed before May 4, 1999 and a qualified thrift lender, BankUnited generally has broad authority to engage in various types of business activities, including non-financial activities. This authority could be restricted for savings banks that fail to meet the qualified thrift lender test. The Gramm-Leach-Bliley Act (“GLB”) could also limit this authority if BankUnited were to acquire a non-OTS regulated subsidiary or a subsidiary institution that was not merged into the Bank. The Director of the OTS may take enforcement action against the holding company if there is reasonable cause to believe that a particular activity is a serious risk to the financial safety, soundness, or stability of the Bank, and may limit any activities of the Bank that pose a serious risk of causing the liabilities of the holding company and its affiliates to be imposed on the Bank.

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

Securities Regulation and Corporate Governance.    BankUnited’s common stock is registered with the Securities and Exchange Commission under Section 12(g) of the Securities Exchange Act of 1934, and BankUnited is subject to restrictions, reporting requirements and review procedures under federal securities laws and regulations. BankUnited is also subject to the rules and reporting requirements of the Nasdaq Global Select Market, on which its Class A Common Stock is traded. Like other issuers of publicly traded securities, BankUnited must also comply with the corporate governance reforms enacted under the Sarbanes-Oxley Act of 2002 (“The Sarbanes-Oxley Act”) and the rules of the Securities and Exchange Commission (the “Commission”) and Nasdaq Stock Market adopted pursuant to the Sarbanes Oxley Act. Among other things, these reforms, effective as of various dates, require certification of financial statements by the chief executive officer and chief financial officer, prohibit the provision of specified services by independent auditors, require pre-approval of independent auditor services, define director independence and require certain committees, and a majority of a subject company’s board of directors, to consist of independent directors, establish additional disclosure requirements in reports filed with the Commission, require expedited filing of reports, require management evaluation and auditor attestation of internal controls, prohibit loans by the company (but not by certain depository institutions) to directors and officers, set record-keeping requirements, mandate complaint procedures for the reporting of accounting and audit concerns by employees, and establish penalties for non-compliance.

Savings Institution Regulations

Federal laws empower the Bank to: accept deposits and pay interest on them; make real estate loans, consumer loans and commercial loans; invest in corporate obligations, government debt securities and other securities; offer various banking services; and, subject to OTS notice and approval requirements, engage in activities such as trust operations and real estate investment. FDIC approval or notice may also be required for some activities. The Bank must file reports with the OTS and is subject to periodic examination by the OTS.

Insurance of Deposit Accounts.    The Bank is chartered by the OTS and deposits are insured by the Savings Association Insurance Fund (“SAIF”) and the Bank Insurance Fund (“BIF”). Deposits are insured up to $100,000 for each insured account holder, subject to applicable terms and conditions. The FDIC may terminate deposit insurance or impose sanctions if it finds that an institution has engaged in unsafe and unsound practices, cannot continue operations because it is in an unsafe and unsound condition, or has violated regulatory requirements. The Bank’s management does not know of any present condition pursuant to which the FDIC would seek to impose sanctions on the Bank or terminate insurance of its deposits.

The FDIC uses a risk-based premium system to assess insurance premiums based upon an institutions level of capital and supervisory evaluation. Institutions, which the FDIC considers well capitalized and financially sound pay the lowest premiums, while institutions that are less than adequately capitalized and of substantial supervisory concern pay the highest premiums. During 2006, assessment rates for insured institutions ranged from 0% of insured deposits for well capitalized institutions with minor supervisory concerns to 0.27% of insured deposits for undercapitalized institutions with substantial supervisory concerns.

Federal Deposit Insurance Reform Act of 2005.    The Federal Deposit Insurance Reform Act of 2005 and The Federal Deposit Insurance Reform Conforming Amendments Act of 2005 signed by the President in February 2006 (the “Act”) revised the laws governing federal deposit insurance by providing for the changes that included: merging the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF) into a new fund, the Deposit Insurance Fund (DIF) effective March 31, 2006; coverage for certain retirement accounts was increased to $250,000 effective April 1, 2006; deposit insurance coverage on individual accounts may be indexed for inflation beginning in 2010; the FDIC will have more discretion in managing deposit insurance assessments; and eligible institutions will receive a one-time initial assessment credit.

Under the Act, the FDIC is authorized to revise the current risk-based assessment system. Insurance premiums will be based on a number of factors including the risk of loss that insured institutions pose to the Deposit Insurance Fund. The legislation: replaces the current minimum 1.25% reserve ratio for the insurance funds with a range for the new insurance fund’s reserve ratio between 1.15% and 1.5% depending on projected losses, economic changes and assessment rates at the end of a calendar year; abolishes the rule prohibiting the FDIC from charging the banks in the lowest risk category when the reserve ratio premiums is more than 1.25%; and does not limit the FDIC to changing assessment rates bi-annually.

The FDIC announced a new rule in November 2006 on the risk-based assessment system for the premiums paid by each bank. Under this risk-based system, the FDIC will evaluate an institution’s risk based on supervisory ratings for all insured institutions, financial ratios for most institutions, and long-term debt issuer ratings for certain large institutions. The pricing structure for 2007 sets rates with the minimum premium starting at .05% of insured deposits. Certain credits will be allowed against 2007 premiums for certain eligible institutions with premium assessments prior to 1996. Management expects premium cost to be between .05% and .07% for 2007 reduced by applicable costs.

Regulatory Capital Requirements.    OTS regulations incorporate a risk-based capital requirement that is designed to be at least as stringent as the capital standard applicable to national banks and that is similar to FDIC requirements. Associations whose exposure to interest-rate risk is deemed to be above normal must deduct a portion of such exposure in calculating their risk-based capital. As of September 30, 2006, the Bank met all applicable regulatory requirements. See note (11) Regulatory Capital to the Notes to Consolidated Financial Statements. There are currently no regulatory capital requirements directly applicable to holding companies.

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

Qualified Thrift Lender Test.    The qualified thrift lender test (QTL) measures the proportion of a savings institution’s assets invested in loans or securities supporting residential construction and home ownership. A savings institution qualifies as a QTL if its qualified thrift investments equal or exceed 65% of its portfolio assets on a monthly average basis in nine of every twelve months. Qualified thrift investments include (i) housing-related loans and investments, (ii) obligations of the FDIC, (iii) loans to purchase or construct churches, schools, nursing homes and hospitals, (iv) consumer loans, (v) shares of stock issued by any FHLB, and (vi) shares of stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus (a) goodwill and other intangible assets, (b) the value of properties used by the savings institution to conduct its business, and (c) certain liquid assets in an amount not exceeding 20% of total assets. If the Bank fails to remain a QTL, it must either convert to a national bank charter or be subject to restrictions specified under OTS regulations. A savings institution may re-qualify as a QTL if it thereafter complies with the QTL test. At September 30, 2006, the Bank exceeded the QTL requirements.

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

Community Reinvestment Act (CRA).    Under the Community Reinvestment Act (“CRA”), as implemented by OTS regulations, savings institutions have a continuing and affirmative obligation to help meet the credit needs of their entire community, including low and moderate income neighborhoods, consistent with safe and sound banking practices. In 2003, the Bank received a satisfactory CRA Performance Evaluation. A copy of the public section of that CRA Performance Evaluation is available for public viewing.

Loans-to-one-borrower Limitations.    The loans-to-one borrower limitations applicable to national banks also apply to savings institutions. Under current limits, loans and extensions of credit outstanding at one time to a single borrower and not fully secured generally may not exceed 15% of the savings institution’s unimpaired capital and unimpaired surplus. Loans and extensions of credit fully secured by certain readily marketable collateral may represent an additional 10% of unimpaired capital and unimpaired surplus. As of September 30, 2006, the Bank was in compliance with the loans-to-one-borrower limitations.

Inter-Agency Guidance on Nontraditional Mortgage Product Risks.    On September 29, 2006, the OTS, along with various other banking regulatory agencies, issued final guidance to address the risks posed by residential mortgage products that allow borrowers to defer repayment of principal and sometimes interest (which primarily includes option ARM and interest only ARM mortgages). The guidance asks banks to ensure that loan terms and underwriting standards are consistent with prudent lending practices, including consideration of a borrower’s repayment capacity. The guidance also suggests that banks i) implement strong risk management standards, ii) maintain capital levels commensurate with the risk and iii) establish an allowance for loan and lease losses that reflects the collectibility of the portfolio. The guidance urges banks ensure that consumers have sufficient information to clearly understand loan terms and associated risks prior to making a product or payment choice.

Other Regulations

Federal Reserve System.    The Bank must comply with Federal Reserve Board regulations requiring the maintenance of reserves against its transaction accounts (primarily interest-bearing and non-interest-bearing checking accounts) and non-personal time deposits. As of September 30, 2006, the Bank had met its cash reserve requirements that must be maintained at the FHLB for this purpose. The balances maintained to meet these requirements may be used to satisfy liquidity requirements imposed by the OTS. Federal Reserve Board regulations also limit the periods within which depository institutions must provide availability for and pay interest on deposits to transaction accounts, and require depository institutions to disclose their check-hold policies and any changes to those policies in writing to customers. The Bank is in compliance with these regulations. There are other laws and regulations that affect business activities such as electronic fund transfers, collection of checks, truth in savings, and availability of funds.

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

The USA Patriot Act, Bank Secrecy Act (“BSA”), and Anti-Money Laundering (“AML”) Requirements.    The USA PATRIOT Act (the Act) was enacted after September 11, 2001 to provide the federal government with powers to prevent, detect, and prosecute terrorism and international money laundering, and has resulted in promulgation of several regulations that have a direct impact on savings associations. There are a number of programs that financial institutions must have in place such as: (i) BSA/AML to manage risk; (ii) Customer Identification Programs (CIP) to determine the true identity of customers, document and verify the information, and determine whether the customer appears on any federal government list of known or suspected terrorist or terrorist organizations; and (iii) monitoring for the timely detection and reporting of suspicious activity and reportable transactions.

Federal Home Loan Bank System.    The Bank, as a member of the Federal Home Loan Bank of Atlanta (“FHLB Atlanta”), must comply with, and is impacted by, the applicable regulations of the Federal Housing Finance Board. (“FHFB”). On March 8, 2006 the FHFB issued a notice of proposed rulemaking regarding the capitalization of its regulated banks and the level of dividends that these regulated banks can pay to their members, including BankUnited. Under the proposed rule, a minimum retained earnings requirement would limit the dollar amount of any dividend to 50 percent of the regulated bank’s net income until the regulated bank reaches its minimum retained earnings requirement. Also, the regulated bank would be prohibited from paying any dividend without FHFB approval if, after meeting its retained earnings requirement, the regulated bank’s retained earnings were to fall below its minimum requirement, until such time as the regulated bank once again meets its minimum requirement. Further, under the proposed rule a regulated bank would not be allowed to pay dividends until its net earnings are recorded. Finally, the proposed rule would limit excess stock in any regulated bank to one percent of that regulated bank’s total assets and would prohibit the regulated banks from issuing dividends in the form of stock. The comment period for the proposed rule closed on July 13, 2006. The provisions of the proposed rule will not become applicable unless and until such time as the FHFB adopts a final rule.

Income Taxes

BankUnited and its subsidiaries are subject to income taxes at the federal level and are individually subject to state taxation based on the laws of each state in which an entity operates. BankUnited and its subsidiaries other than BU REIT, Inc. file a consolidated federal tax return with a fiscal year ending on September 30. BU REIT, Inc. files a separate tax return with a calendar year-end. BankUnited and its subsidiaries have filed separate tax returns for each state jurisdiction affected in 2006 and will do the same in 2007. No tax return is currently being examined.

Available Information

BankUnited’s Internet address is www.bankunited.com. Copies of BankUnited’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports are available, free of charge, through our website as soon as reasonably practicable after their filing with the Securities and Exchange Commission.

Segment Reporting

See note (1) Summary of Significant Accounting Policies (r) Segment Reporting to the Notes to Consolidated Financial Statements for BankUnited’s policy on segment reporting.

Item 1A.	Risk Factors

Net interest income could be negatively affected by changes in interest rates.

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

If market interest rates rise rapidly, interest rate adjustment caps may limit increases in the interest rates on adjustable rate loans (ARMs), thus reducing our net interest income because we will need to pay the higher rates on our deposits and borrowings while being limited on the repricing of these loans due to the interest rate caps. As of September 30, 2006, adjustable rate mortgage loans (ARMs) made up approximately 87% of our residential mortgage loan portfolio including loans held for sale. The interest rates on ARMs adjust periodically based upon a contractually agreed index or formula up to a specified cap. In times of sharply rising interest rates, these caps could negatively effect our net interest margin by limiting the potential increase to interest income.

In addition, certain ARM loans reprice based on lagging interest rate indices. The effect of this lag may also negatively affect our net interest income when general interest rates continue to rise periodically. Lag risk results from timing differences between repricing of adjustable-rate assets and liabilities. The effect of this timing difference, or “lag”, would be generally favorable in a falling interest rate environment and negative during periods of rising interest rates. This lag risk can produce short-term volatility in the net interest margin during periods of interest rate movements even though over time the lag effect will balance out. This index is the twelve month average of the monthly average yields of the U.S. Treasury security adjusted to a constant maturity of one year. These loans may be delayed in repricing to current interest rate levels during a period of rapidly rising interest rates while liabilities generally reprice to current market interest rates more rapidly.

An increase in loan prepayments and on prepayment of loans underlying mortgage-backed securities may adversely affect our profitability.

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

We recognize our deferred loan origination costs and premiums paid in originating these loans by adjusting our interest income over the contractual life of the individual loans. As prepayments occur, the rate at which net deferred loan origination costs and premiums are expensed increases. The effect of the increases of deferred costs and premium amortization may be mitigated by prepayment fees paid by the borrower when the loan is paid in full within a certain period of time which varies between loans. If prepayment occurs after the period of time when the loan is subject to a prepayment fees, the effect of the acceleration of premium and deferred cost amortization is no longer mitigated. As of September 30, 2006 we had $197 million in premiums, discounts and net deferred origination costs.

We recognize premiums we pay on mortgage-backed securities as an adjustment to interest income over the life of the security based on the rate of repayment of the securities. Acceleration of prepayments on the loans underlying a mortgage-backed security shortens the life of the security, increases the rate at which premiums are expensed and further reduces interest income.

In addition, we may not be able to reinvest loan and security prepayments at rates comparable to the prepaid instrument particularly in a period of declining interest rates.

Changes in interest rates could have additional adverse effects on our financial condition and results of operations.

Fluctuations in interest rates could have significant adverse effects on our financial condition and results of operations, including, without limitation, decreasing the value of our mortgage servicing rights or our derivative instruments. The initial and ongoing valuation and amortization of mortgage servicing rights is significantly impacted by interest rates, prepayment experience and the credit performance of the underlying loans. Mortgage servicing rights are also impacted by other factors, including, but not limited to, the amount of gains or losses recognized upon the securitization and sale of residential mortgage loans, the amortization of the assets and the periodic valuation of the assets. At September 30, 2006, we serviced $1.6 billion of loans for others and we had mortgage servicing rights with a carrying amount of $20 million.

We are unable to predict changes in market interest rates, which are affected by many factors beyond our control including inflation, recession, unemployment, money supply, domestic and international events and changes in financial markets in the United States and in other countries. Our net interest income is affected not only by the level and direction of interest rates, but also by the shape of the yield curve and relationships between interest sensitive instruments and key driver rates, as well as balance sheet growth, client loan and deposit preferences and the timing of changes in these variables. In an increasing rate environment, our interest costs on liabilities may increase more rapidly than our income on interest earning assets. This could result in a deterioration of our net interest margin.

Changes in interest rates could also adversely affect our financial condition by reducing the value of our derivative instruments. We use derivative instruments as part of our interest rate risk management activities to reduce risk associated with our borrowing activities. Our use of derivative instruments, however, exposes us to credit risk and market risk. Our credit risk is heightened when the fair value of a derivative contract is positive, which generally means that a counterparty owes money to us. We try to minimize credit risk in derivative instruments by entering into transactions with high-quality counterparties, but there can be no assurance that our financial evaluation of a counterparty will be accurate or that its financial status will not change.

Market risk is the adverse effect on the value of a financial instrument from a change in interest rates or implied volatility of rates. We manage market risk by establishing and monitoring limits on the types and degree of risk undertaken. Changes in interest rates may have either a positive or negative effect on the value of a derivative instrument depending on the nature of the derivative instrument.

Additionally, a substantial and sustained increase in interest rates could harm our ability to originate loans because refinancing an existing loan or taking out a subordinate mortgage would be less attractive, and qualifying for a loan may be more difficult.

The non-cash portion of our net interest income and repayment risks may grow because of our concentration in option ARM loans.

Seventy eight percent of the loans that we originated in fiscal 2006 were option ARM loans and at September 30, 2006, these loans made up 58% of our loan portfolio. These loans provide the consumer with several payment options each month and may result in monthly payments being lower than the amount of interest due on the loan. Any unpaid monthly interest is added to the loan balance. The amount of the negative amortization is a non-cash item that is accrued in net interest income. This amount of net interest income will continue to increase as the negative amortization in our option ARM loans increases.

These loans provide the consumer with the ability to reduce his or her initial loan payment and limit the amount of annual increase in the required monthly payment. The loans are re-amortized and the loan payments re-calculated at the earlier of (i) five years from inception of the loan; or (ii) when a loan balance has increased to 115% of the original loan. If a loan negatively amortizes in the initial year the consumer must make the payments up in the later years of the loan. This presents a potential repayment risk if the consumer is unable to meet the higher payment or to repay the loan through refinancing or sale of the underlying property.

Our exposure to credit risk is increased by our commercial real estate, commercial business and construction lending.

Commercial real estate, commercial business and construction lending generally involve higher credit risk than single-family residential lending. Such loans involve larger loan balances to a single borrower or groups of related borrowers. At September 30, 2006, we had a balance of $414 million in commercial real estate loans (including multi-family residential loans), $174 million in construction loans, and $337 million in land loans and $194 million in commercial business loans.

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

Commercial business loans are typically based on the borrowers’ ability to repay the loans from the cash flows of their businesses. Such loans may involve greater risk because the availability of funds to repay each loan depends substantially on the success of the business itself. In addition, the collateral securing the loans may depreciate over time, be difficult to appraise and liquidate, and fluctuate in value based on the success of the business.

Commercial real estate, commercial business and construction loans are more susceptible to a risk of loss during a downturn in the business cycle. The underwriting, review and monitoring performed by our officers and directors cannot eliminate all of the risks related to these loans.

An inadequate allowance for loan losses would reduce our earnings.

We are exposed to the risk that our customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans will not be sufficient to assure full repayment. Credit losses are inherent in the lending business and could have a material adverse effect on our operating results and our ability to meet our obligations. Volatility and deterioration in domestic and foreign economies, may also increase our risk for credit losses. Our portfolio composition, as of September 30, 2006, of which approximately 97% of loans are primarily secured by real estate, tends to reduce loss exposure. We evaluate the collectibility of our loan portfolio and provide an allowance for loan losses that we believe is adequate based upon such factors as:

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

Negative events in certain geographic areas could adversely affect us.

Most of the loans in our portfolio are secured by real estate. Most of these loans are secured by properties in Florida. Negative conditions in the real estate markets where collateral for our commercial real estate or mortgage loans is located could adversely affect our borrowers’ ability to repay and the value of the collateral. Real estate values are affected by various factors, including changes in general or regional economic conditions, governmental rules or policies and natural disasters such as hurricanes. Some of our depositors and borrowers are citizens of other countries, including countries of Europe, Central and South America and the Caribbean, who are in the process of moving here or have second homes here. These loans are secured by property located in the United States, primarily in Florida, and generally carry a lower loan to value ratio than loans to domestic residents. As of September 30, 2006, the amount of residential mortgage loans made to these borrowers was approximately $1.6 billion, or 14% of our loan portfolio. The value of the underlying property provides a source of liquidation in the United States but the consumer’s ability to make his or her monthly payments may be affected by factors such as foreign exchange rates, capital outflow limitations, and other political and economic risks associated with the country of residence. Changes in the United States laws and regulations affecting residents from those countries could also adversely affect us if they result in a significant loss of deposits, increased loan defaults or a decreased market for our products. BankUnited endeavors to limit its risk through its underwriting criteria on these loans.

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

In our financial statements we must revalue, on a quarterly basis, loans that we originate and classify as held for sale to the lower of their cost or market value. Depending on market conditions, such adjustments may adversely affect our results of operations. At September 30, 2006, loans held for sale totaled $10 million compared to a total loan portfolio size of $11 billion at the same date.

If we are unable to maintain or expand our volume of business with independent brokers, our loan-origination business may decrease.

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

Reduced demand for our option ARM loans in the secondary market could adversely affect our financial condition and operating results.

We may periodically sell our option ARM loans in the secondary market. A prolonged period of secondary market illiquidity could have an adverse effect on our earnings and capital levels. Historically, the Company has held option ARM loans in its portfolio; however, the industry-wide increase in the origination volume of adjustable-rate mortgages has facilitated the development of a secondary market for these products and has allowed us to sell a portion of our adjustable-rate mortgage loans into the market. Accordingly, we sold $1.4 billion of our option ARM loans in fiscal 2006. A downturn in customer demand for this product or a prolonged period of secondary market illiquidity could have an adverse effect on our balance sheet and earnings.

Loan sales may be difficult or less profitable to execute if our loans are defective.

In connection with the sales of our loans, we are required to make a variety of customary representations and warranties regarding our company and the loans. We are subject to these representations and warranties for the life of the loan and they relate to, among other things:

•	compliance with applicable laws;

•	eligibility for whole-loan sale or securitization;

•	conformance with underwriting standards;

•	the accuracy of the information in the loan documents and loan file; and

•	the characteristics and enforceability of the loan.

We may not be able to sell a loan that does not comply with these representations and warranties, or such sale may require greater effort or expense. If such loans are sold before we detect non-compliance, we may be obligated to repurchase the loan and bear any associated loss directly, or we may be obligated to indemnify the purchaser against any such losses. These circumstances could adversely impact the profitability of loan sales and our financial results.

Failure to pay interest on our debt may adversely impact us.

Deferral or default in making interest payments on debt could affect our ability to fund our operations and pay dividends on our common stock. As of September 30, 2006, we had approximately $196 million of trust preferred securities and junior subordinated debentures outstanding related to ten trust subsidiaries owned by us. Interest payments, including those on adjustable rate notes, are projected to be approximately $17 million per year based on interest rates at September 30, 2006, which must be paid before we pay dividends on our capital stock, including our Class A Common Stock. On October 3, 2006, the Company closed on an eleventh trust preferred transaction which will increase the interest payments to $21 million. We have the right to defer interest payments on the notes for up to 20 consecutive quarters. However, if we elect to defer interest payments, all deferred interest must be paid before we may pay dividends on our capital stock. Deferral of interest payments could also cause a decline in the market price of our Class A Common Stock.

As of September 30, 2006, we also had approximately $6.4 billion of available credit under our Federal Home Loan Bank of Atlanta (“FHLB”) credit line of which $5.2 billion was outstanding. Such borrowings from the FHLB were secured by a pledge of $8.2 billion of our residential first mortgage loans and other eligible collateral. Our total credit line with the FHLB is approximately 50% of the Bank’s assets at each prior quarter’s end. Failure to pay interest or principal on this debt could adversely affect our business by causing us to lose our collateral and the FHLB as a funding source. In addition to our FHLB borrowings, we had $1.1 billion in repurchase agreements outstanding as of September 30, 2006 all of which was secured by mortgage-backed securities or other investment securities.

As of September 30, 2006, we had outstanding $120 million of Convertible Senior Notes that mature in March 2034 and bear interest at an annual rate of 3.125% payable semiannually. Upon conversion of the notes we will deliver cash for 100% of the principal amount of the notes and may, at our discretion, in lieu of delivering shares of Class A Common Stock, deliver cash or a combination of cash and shares of Class A Common Stock for the profit shares. We may redeem for cash some or all of the notes at any time on or after March 1, 2011 at 100% of the principal amount of the notes plus any accrued and unpaid interest, contingent interest and additional amounts, if any. Holders may require us to purchase all or part of the notes for cash at a purchase price of 100% of the principal amount of the notes plus accrued and unpaid interest including contingent interest and additional amounts, if any, on March 1, 2011, March 1, 2014, March 1, 2019, March 1, 2024 and March 1, 2029 or upon the occurrence of a fundamental change. The notes are senior unsecured obligations, ranking equally in right of payment with all of our existing and future unsecured senior indebtedness. The notes are effectively subordinated to our entire senior secured indebtedness and all indebtedness and liabilities of its subsidiaries.

If we do not manage our growth effectively, our financial performance could be harmed.

In recent years, we have experienced rapid growth that has placed certain pressures on our management, administrative, operational and financial infrastructure. As of September 30, 2006, we had 1,350 full time equivalent employees. Many of these employees have limited experience with us and a limited understanding of our systems and controls. As we grow, we need to hire additional associates and management in an intensely competitive hiring environment. Additionally, we must upgrade and expand our operational, managerial and financial systems and controls. Plans for the continued development and growth of our business in the future will also require numerous resources, systems development and capital. We cannot assure you that we will be able to:

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

Our rapid growth has placed, and it may continue to place, significant demands on our operations and management. Our future success will depend on the ability of our officers and other key employees to continue to implement and improve our operational, credit, financial, management and other internal risk controls and processes and our reporting systems and procedures, and to manage a growing number of client relationships. We may not successfully implement improvements to our management information and control systems and control procedures and processes in an efficient or timely manner and may discover deficiencies in existing systems and controls. In particular, our controls and procedures must be able to accommodate an increase in expected loan volume and the infrastructure that comes with new branches and banks. Thus, our growth strategy may divert management from our existing businesses and may require us to incur additional expenditures to expand our administrative and operational infrastructure. If we are unable to manage future expansion in our operations, we may experience compliance and operational problems, have to slow the pace of growth, or have to incur additional expenditures beyond current projections to support such growth, any one of which could adversely affect our business.

We rely heavily on the proper functioning of our technology.

We rely on our computer systems and outside servicers providing technology for much of our business, including recording our assets and liabilities. If our computer systems or outside technology sources fail, are not reliable, or suffer a breach of security, our ability to maintain accurate financial records may be impaired, which could materially affect our operations and financial condition.

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

It is impossible to predict the extent to which terrorist activities may occur in the United States or other regions. It is also uncertain what effects any past or future terrorist activities and/or any consequent actions on the part of the United States government and others will have on the United States and world financial markets, local, regional and national economies, and real estate markets across the United States. Among other things, reduced investor confidence could result in substantial volatility in securities markets, a decline in general economic conditions and real estate related investments and an increase in loan defaults. Such unexpected losses and events could materially affect our results of operations. Tourism and the travel industry are important factors to the general economy of our primary market, which could be adversely affected by terrorism.

We may need additional capital resources in the future and these capital resources may not be available when needed or at all.

We may need to incur additional debt or equity financing in the future for growth, investment or strategic acquisitions. We cannot assure you that such financing will be available to us on acceptable terms or at all. If we are unable to obtain additional financing, we may not be able to grow or make strategic acquisitions or investments.

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

Proposals for further regulation of the financial services industry are continually being introduced in Congress. The agencies regulating the financial services industry also periodically adopt changes to their regulations. Proposals that are now receiving a great deal of attention include regulation of government sponsored-entities, consumer protection initiatives relating to capital, the capitalization of the FHLBs, consumer loan disclosures, security of customer information, marketing practices, the Real Estate Settlement Procedures Act, predatory lending and risk management for commercial real estate loans. It is possible that one or more legislative proposals may be adopted or regulatory changes may be made that would have an adverse effect on our business.

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

Reputational risk is the risk to our operations from negative public opinion. Negative public opinion can result from the actual or perceived manner in which we conduct our business activities, including our sales practices, practices used in our origination and servicing operations and retail banking operations, our management of actual or potential conflicts of interest and ethical issues, and our protection of confidential customer information. Negative public opinion can adversely affect our ability to keep and attract customers and can expose us to litigation.

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

The voting power of the directors, executive officers and holders of 5% or more of our equity securities and certain provisions of our Articles of Incorporation may discourage any proposed takeover not approved by our Board of Directors. We cannot assure you that your interests will coincide with those of our directors, executive officers or 5% stockholders. Under our Articles of Incorporation, as amended, we may issue additional shares of Class A Common Stock, Class B Common Stock and Noncumulative Convertible Preferred Stock, Series B (the “Series B Preferred Stock”) at any time. We do not intend to issue additional shares of the Class B Common Stock and Series B Preferred Stock if the issuance would result in the termination of trading of the Class A Common Stock on the Nasdaq National Market.

Our insiders hold voting rights that give them significant control over matters requiring stockholder approval.

Our directors and executive officers hold substantial amounts of our Class A Common Stock, Class B Common Stock and Series B Preferred Stock. Each share of Class A Common Sock is entitled to one-tenth vote, each share of Class B Common Stock is entitled to one vote, and each share of Series B Preferred Stock is entitled to two and one-half votes. For a more detailed description of our capital stock, see “Description of Capital Stock.” These classes generally vote together on matters presented to stockholders for approval. Consequently, other stockholders’ ability to influence our actions through their vote may be limited and the non-insider stockholders may not have sufficient voting power to approve a change in control even if a significant premium is being offered for their shares. We cannot assure you that our officers and directors will vote their shares in accordance with your interests.

There are several business and family relationships among directors that could create conflicts of interest.

Several of our directors have business relationships with us and each other as disclosed in note [16] Related Party Transactions in the Notes and Consolidated Financial Statements. We have “opted-out” of the Florida statute, which would require the approval of either disinterested directors or a super majority vote of disinterested stockholders in the event of certain affiliate transactions. Business and family relationships among us, our directors and officers may create conflicts of interest which are reviewed and addressed by our board of directors. We cannot assure you that your interests will coincide with those of our officers and directors.

Item 2.	Properties

BankUnited leases executive and administrative office space located at 255 Alhambra Circle, Coral Gables, Florida 33134, pursuant to a lease terminating in 2014. As of November 15, 2006, BankUnited operated 75 full-service banking offices located in Florida, three of which are owned and 72 of which are leased. These offices are located in the following eleven counties:

County	No of offices
Broward	23
Miami-Dade	21
Palm Beach	15
Collier	3
St. Lucie	3
Charlotte	2
Lee	2
Martin	2
Sarasota	2
Hillsborough	1
Manatee	1

Total	75

BankUnited’s operations center is located in Miami Lakes, Florida and consists of three leased buildings with current leases expiring in 2014 and options to extended for an additional 20 years. In 2006, BankUnited leased a building in this office complex to have a centralized campus with a storm resistant facility for operations. We also amended existing lease agreements to correspond with the terms under the new lease agreement. BankUnited also maintains backup information technology support at its Arizona facility and through an out of state third party vendor.

BankUnited also leases properties for its loan production offices located in Tampa, Florida; Chicago, Illinois; Delray Beach, Florida; Fairfax, Virginia; Scottsdale, Arizona; the San Francisco Bay area of California, and Warwick, Rhode Island with lease terms extending through 2016. The Rhode Island office was added in 2006.

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

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of BankUnited’s security holders during the fourth quarter of the fiscal year ended September 30, 2006.

Item 4A.	Directors and Executive Officers of the Registrant

The following table sets forth information concerning BankUnited’s directors and executive officers:

Name	Age	Position
Alfred R. Camner	62	Chief Executive Officer and Chairman of the Board of Directors(1)
Lawrence H. Blum	63	Vice Chairman of the Board of Directors and Secretary(1)
Ramiro A. Ortiz	56	President, Chief Operating Officer and Director
Humberto L. Lopez	47	Senior Executive Vice President and Chief Financial Officer
Bernardo M. Argudin	55	Executive Vice President and Chief Accounting Officer
Hunting F. Deutsch	54	Executive Vice President, Wealth Management
Carlos R. Fernandez-Guzman	50	Executive Vice President, Neighborhood Banking
James R. Foster	61	Executive Vice President, Corporate Finance
Felix M. Garcia	57	Executive Vice President, Risk Management
Robert L. Green	45	Executive Vice President, Residential Lending
Abel L. Iglesias	44	Executive Vice President, Corporate and Commercial Banking
Joris Jabouin	38	Executive Vice President and General Auditor
Roberta R. Kressel	51	Executive Vice President, Human Resources
Robert A. Marsden	64	Executive Vice President, Corporate Real Estate Services
Douglas B. Sawyer	49	Executive Vice President, Bank Services
Clay F. Wilson	47	Executive Vice President, Commercial Real Estate
Lauren Camner	32	Senior Vice President and Director
Tod Aronovitz	56	Director
Allen M. Bernkrant	76	Director (2), (3), (4)
Sharon A. Brown	62	Director (2)
Marc D. Jacobson	64	Director
Hardy C. Katz	65	Director (2), (3)
Neil H. Messinger, M.D.	68	Director (1), (3), (4)
Dr. Albert E. Smith	74	Director
Bradley S. Weiss	46	Director (2), (4)

(1)	Indicates member of the Executive Committee
(2)	Indicates member of the Audit Committee
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

Bernardo M. Argudin, CPA has served as our Executive Vice President and Chief Accounting Officer since January 2005 and as Senior Vice President and Corporate Controller from August 2003 to January 2005. He served as the First Vice President, Comptroller and Chief Compliance Officer of Dresdner Bank Lateinamerika, AG, Miami Agency, from 2000 to 2003. Mr. Argudin was the Executive Vice President and Chief Financial Officer from 1994 to 1999 of Republic National Bank of Miami and a Vice President and Chief Financial Officer of Republic Banking Corporation of Florida from 1992 to 1999.

Hunting F. Deutsch has served as our Executive Vice President of Wealth Management since June 2006. He previously served as an Executive Vice President at AmSouth Bank from 2003 to March 2006 and Managing Director, Citigroup Private Bank, from 2001 to 2002. Mr. Deutsch worked at SunTrust Banks, Inc. from 1981 to 2001, serving as President and Chief Executive Officer of Private Client and Retirement Services from 2000 to 2001. Mr. Deutsch is a former President of the University of Miami Alumni Association, a former member of the University of Miami Board of Trustees and a former Chairman of the Trust Management Association.

Carlos R. Fernandez-Guzman was appointed Executive Vice President of Neighborhood Banking for the Bank in August 2006. Mr. Fernandez-Guzman served as the Executive Vice President of Banking Services for the Bank from November 2004 to August 2006 and as the Executive Vice President of Marketing for the Bank from February 2003 to November 2004. He previously served as the Executive Vice President, Chief Operating Officer and Director from 1999 to 2003, of XTec, Incorporated. Mr. Fernandez-Guzman was also the President, Chief Operating Officer and Director from 1995 to 1999 at CTI, and the Executive Vice President of Market Development, from 1992 to 1995, at American Savings of Florida.

James R. Foster was appointed BankUnited’s and the Bank’s Executive Vice President of Corporate Finance in October 2005. He previously served as Senior Vice President of Right Management Consulting from

January 2005 to October 2005 and Executive Vice President and Chief Financial Officer of J.M. Family Enterprises from October 1997 to October 2005, where he oversaw strategic development, controllership, treasury and risk management. He served as Vice President and Chief Financial Officer with Umbro International from 1993 to 1997 and Vice President and Chief Financial Officer of Hay Group from 1991 to 1997. Mr. Foster was Vice President and Treasurer of Fuqua Industries, a diversified goods company that owned Georgia Federal Savings, Georgia’s largest thrift. Mr. Foster began his career at the Chase Manhattan Bank in 1972.

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

Joris M. Jabouin, CPA was appointed Executive Vice President and General Auditor for the Bank in November 2004. He has served as Senior Vice President and General Auditor of the Bank since June 2003. He previously served as Vice President and Head of Audit for Dresdner Bank Lateinamerika, AG, Miami Agency from 2000 to 2003. Mr. Jabouin was a Senior Auditor with PricewaterhouseCoopers LLP from 1998 to 2000 and was an Auditor with Price Waterhouse LLP from 1996 to 1998. He was also an Associate Examiner with the Federal Reserve Bank of Atlanta from 1993 to 1996.

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

Robert A. Marsden currently serves as Executive Vice President of Corporate Real Estate Services for the Bank and has served as the Executive Vice President of Operations for the Bank from 2002 until November 2004. He also served as the Executive Vice President of Operations from 1998 to 2002, of SunTrust Bank, Miami and was an International Accounts Manager from 1995 to 1998, at The SCA Group, London. Prior to that, he served as Executive Vice President, Corporate Services at Hollywood Federal.

Douglas B. Sawyer has served as Executive Vice President of Banking Services for the Bank since August 2006. He previously served as the Executive Vice President of Consumer Banking for the Bank from October 2003 to August 2006, and as the Executive Vice President of Wealth Management from February 2003 to June 2006. He previously served as the Executive Vice President of Retail from 2002 to 2003, Private Client Services from 2000 to 2002, and as a Senior Vice President, from 1997 to 2000, for SunTrust Bank, Miami.

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

Lauren Camner, CPA has served as one of our directors since August 2004 and as director of the Bank since May, 2004. Ms. Camner has served as our Senior Vice President, Alternative Delivery Channels since November 2004, and previously served as our Senior Vice President, Investor Relations from 2004 to September 2006, as our Vice President, Investor Relations from 2001 to November 2004 and as our Vice President, Website Manager from 2000 to 2004. She has served as our Corporate Communications Officer since 2002. She has also served in various capacities in our marketing department since 1999. Ms. Camner is a Certified Public Accountant and has a Masters in Business Administration from the University of Miami School of Business Administration. She is the daughter of our Chairman and Chief Executive Officer, Alfred R. Camner.

Tod Aronovitz has served as one of our directors and a director of the Bank since August 2004. Mr. Aronovitz has served as Senior Partner of Aronovitz Trial Lawyers, a nationally recognized law firm specializing in catastrophic injury and wrongful death cases, since 1988. Mr. Aronovitz served as the President of the Florida Bar from 2002 until 2003 and was a member of the Florida Bar’s Board of Governors from 1996 to 2001. He is currently a member of the Board of Trustees of the Florida Supreme Court Historical Society as well as a member of the House of Delegates of the American Bar Association. Mr. Aronovitz has served as an adjunct professor at the University of Miami School of Law in the areas of civil litigation and trial techniques. Mr. Aronovitz holds a law degree from the University of Miami School of Law and a bachelors degree from the University of Georgia.

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

Marc D. Jacobson has served as a director since 1993, and Secretary from 1993 to 1997. He has also served as a director of the Bank since 1984, and its Secretary, from 1985 to 1996. Mr. Jacobson has been the Senior Vice President of HBA Insurance Group, Inc., and its predecessor, Head-Beckham Insurance Agency, Inc. since 1990.

Hardy C. Katz has served as one of our directors and a director of the Bank since March 2002. He has been the Vice President for both Communications and Show Management, Inc., a trade show and management company, and Industry Publishers, Inc., a publishing company, since 1972. Mr. Katz has also served as the managing partner of BiZBashFla, LLC, a publishing and trade show company, since 2003, and served as the managing partner of Showproco, LLC, a trade show company, since 2006. He is currently a member of the Board of Spectrum Programs, Inc.

Neil H. Messinger, M.D. has served as one of our directors and a director of the Bank since 1996. He is a Radiologist and has served as the Chairman of Radiology Associates of South Florida, P.A. since 1986. Dr. Messinger has also been the Chairman of Imaging Services of Baptist Hospital since 1986.

Dr. Albert E. Smith has served as one of our directors and a director of the Bank since November 2003. He is President Emeritus of Florida Memorial University. He served as the President of Florida Memorial University from 1993 to 2006 and served as President of South Carolina State College from 1986 to 1993. Dr. Smith currently serves as a director of the Greater Miami Chamber of Commerce and the Orange Bowl Committee and as the Vice Chair on the Miami-Dade County Social and Economic Development Council. He is a member of the Executive Committee of The College Fund/UNCF.

Bradley S Weiss, CPA has served as one of our directors and a director of the Bank since May 2006. He has served as President and Chief Executive Officer of The Mortgage House, Primary Title Services and JMA Group, Inc., a licensed real estate firm that provides commercial management and leasing services since 1997, served as President and Chief Executive Officer of CSW Associates, Inc., a real estate management company from 1990 to 1997 and President and Chief Executive Officer TRJ Capital Management Corp., a real estate consulting firm specializing in workouts from 1987 to 1990. Mr. Weiss was an auditor from 1982 to 1987 at Arthur Andersen & Company, a certified public accounting firm, where his clients included both public and private banking and real estate development firms.

PART II

Item 5.    Market for the Registrant’s Common Stock, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Stock Information

BankUnited’s Class A Common Stock, $.01 par value (“Class A Common Stock”), is traded on the Nasdaq, Global Select Market (“NASDAQ”) under the symbol “BKUNA”. BankUnited’s Class B Common Stock, $.01 par value (“Class B Common Stock”), is not traded on any established public market.

At December 1, 2006, there were 911 holders and 12 holders of record of BankUnited’s Class A Common Stock and Class B Common Stock, respectively. The number of holders of record of the Class A Common Stock includes nominees of various depository trust companies for an undeterminable number of individual stockholders. Class B Common Stock is convertible into Class A Common Stock at a ratio (subject to adjustment upon the occurrence of certain events) of one share of Class A Common Stock for each share of Class B Common Stock surrendered for conversion.

BankUnited’s board of directors declared dividends of $0.005 per share on its Class A Common Stock on November 23, 2005, February 28, 2006, May 30, 2006, and August 29, 2006. BankUnited anticipates that it will continue to declare and pay such dividends on a quarterly basis subject to termination at any time at the sole discretion of the board. During fiscal year 2005, BankUnited’s board of directors declared dividends of $0.005 per share on its Class A Common Stock on March 29, 2005, May 26, 2005, and August 26, 2005. See note (11) Regulatory Capital to the Notes to Consolidated Financial Statements for a discussion of restrictions on the Bank’s payment of dividends to BankUnited.

For the range of high and low bid prices for the Class A Common Stock quoted on Nasdaq for each quarter of fiscal 2006 and 2005, see Item 7. MD&A, Selected Quarterly Financial Data.

Stock Compensation Plan Information

See note (13) Stock-Based Compensation and Other Benefit Plans to the Consolidated Financial Statements Item 12 of Part III for information on Stock Compensation Plans.

Purchases of BankUnited Stock

On October 24, 2002, the Board of Directors approved a stock repurchase program on its Class A Common Stock. Under the program, BankUnited may purchase up to 1,000,000 shares of its Class A Common Stock in open market transactions, from time to time, at such prices and on such conditions as the Executive Committee of the Board determines to be advantageous. This plan does not have an expiration date. BankUnited initiated this program in the belief that the volatility of the financial markets, in general, has at times generated a market price that does not adequately reflect the real value of BankUnited stock or the level of confidence that management and the Board of Directors have in BankUnited’s ability to implement its strategy and achieve continued growth. The basis for the carrying value of BankUnited’s treasury stock is the purchase price or fair value of the shares in the open market at the time of purchase. The following table summarizes purchases of BankUnited equity securities by BankUnited, during fiscal 2006 and 2005, under the repurchase program approved in October 2002:

	Total Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Maximum Number of Shares that May Yet Be Purchased Under the Program
January 1, 2004 – Sep 30, 2005 (1)	89,700	$24.69	89,700	910,300
October 1, 2005 – Sep 30, 2006	—	—	—	—

(1)	No purchases were made between September 15 and September 30, pursuant to BankUnited’s internal policy not to purchase its stock during the blackout period for insiders.

On October 26, 2006 the Board of directors increased the number of shares that could be acquired under the stock repurchase program from 1,000,000 shares to 3,000,000 shares. This plan does not have an expiration date.

Item 6.    Selected Financial Data

The following selected financial data should be read in conjunction with BankUnited’s Consolidated Financial Statements and Notes thereto:

	As of or for the Years Ended September 30,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share data)
Operations Data:
Interest income	$713,508	$430,876	$331,894	$315,156	$328,698
Interest expense	463,066	268,411	188,903	198,848	217,171

Net interest income	250,442	162,465	142,991	116,308	111,527
Provision for loan losses	10,400	3,800	5,025	5,425	9,200

Net interest income after provision for loan losses	240,042	158,665	137,966	110,883	102,327

Non-interest income:
Service and other fees, net of amortization and impairment	14,132	8,748	6,326	4,666	4,264
Net gain on sale of investments and mortgage-backed securities	—	3,741	1,526	7,305	2,752
Net gain on sale of loans and other assets	13,271	2,371	3,431	7,267	2,655
Gain (loss) on swaps	(1,657)	(1,369)	—	1,445	—
Other	9,948	9,614	9,287	8,329	7,271

Total non-interest income	35,694	23,105	20,570	29,012	16,942

Non-interest expenses:
Employee compensation and benefits	76,211	51,817	43,773	40,390	33,180
Occupancy and equipment	29,572	24,379	17,399	12,606	11,166
Professional fees	6,506	5,556	2,851	3,714	4,568
Extinguishment of debt		35,814	—	6,859	299
Other	37,904	26,289	20,650	20,655	22,649

Total non-interest expense	150,193	143,855	84,673	84,224	71,862

Income before income taxes, and preferred stock dividends	125,543	37,915	73,863	55,671	47,407
Provision for income taxes	41,668	10,378	23,141	16,551	17,086

Net income before preferred stock dividends	83,875	27,537	50,722	39,120	30,321
Preferred stock dividends	473	431	379	316	257

Net income after preferred stock dividends	$83,402	$27,106	$50,343	$38,804	$30,064

Basic earnings per common share	$2.43	$0.90	$1.69	$1.45	$1.20
Diluted earnings per common share	$2.30	$0.85	$1.58	$1.36	$1.12
Weighted average number of common shares and common equivalent shares assumed outstanding during the period:
Basic	34,297,323	30,090,111	29,843,094	26,803,377	25,142,322
Diluted	36,543,550	32,339,280	32,152,846	28,864,972	27,072,669
Dividends declared per share on common stock	$0.02	$0.02	$—	$—	$—
Financial Condition Data:
Total assets	$13,570,899	$10,667,705	$8,710,445	$7,145,143	$6,028,548
Loans receivable, net, and mortgage-backed securities (1)	12,626,650	9,653,597	7,794,980	6,004,569	4,849,999
Investments, overnight deposits, tax certificates, resale agreements, certificates of deposit and other earning assets	568,772	657,156	640,937	618,196	685,990
Total liabilities	12,817,739	10,160,089	8,217,788	6,697,770	5,683,399
Deposits	6,074,132	4,733,355	3,528,262	3,236,106	2,976,171
Trust preferred securities and subordinated debentures	195,791	195,500	164,979	162,219	253,761
Borrowings (2)	6,360,739	5,101,733	4,417,665	3,177,588	2,361,131
Total stockholders’ equity	753,160	507,616	492,657	447,373	345,149
Common stockholders’ equity	745,892	501,054	486,529	441,917	340,910
Book value per common share	20.34	16.59	16.19	14.88	13.52

(Continued on the next page)

	As of and for the Fiscal Years Ended September 30,
	2006	2005	2004	2003	2002
Select Financial Ratios:
Performance Ratios:
Return on average assets (3)	0.69%	0.29%	0.66%	0.61%	0.57%
Return on average tangible common equity (3)	13.56	5.79	11.78	11.02	10.56
Return on average total equity (3)	12.89	5.48	10.99	10.14	9.58
Interest rate spread	1.83	1.56	1.72	1.68	1.90
Net interest margin	2.13	1.77	1.92	1.89	2.16
Dividend payout ratio (4)	1.39	3.19	0.75	0.81	0.85
Loans receivable, net to total deposits	187.85	169.85	163.13	130.60	134.14
Non-interest expense to average assets	1.24	1.53	1.10	1.32	1.34
Efficiency ratio (5)	52.49	77.52	51.77	57.96	55.93
Asset Quality Ratios:
Non-performing loans to total loans	0.18%	0.10%	0.27%	0.89%	0.70%
Non-performing assets to total loans and real estate owned	0.18	0.11	0.31	0.99	0.79
Non-performing assets to total assets	0.16	0.08	0.20	0.59	0.53
Net (recoveries) charge-offs to average total loans	(0.002)	0.03	0.05	0.08	0.12
Loan loss allowance to total loans	0.32	0.32	0.42	0.52	0.51
Loan loss allowance to non-performing loans	175.40	306.94	151.52	59.20	72.53
Capital Ratio:
Average common equity to average total assets	5.46%	5.26%	5.94%	5.53%	5.85%
Average total equity to average total assets	5.52	5.33	6.02	6.05	5.92
Core capital-to-assets ratio (6)	7.31	7.11	7.26	7.24	7.77
Risk-based capital-to-assets ratio (6)	14.28	14.49	15.60	16.08	16.97

(1)	Does not include mortgage loans held for sale.
(2)	Includes repurchase agreements, advances from the Federal Home Loan Bank of Atlanta, senior notes, and convertible debt.
(3)	Return is calculated before payment of preferred stock dividends.
(4)	The ratio of total dividends declared during the period (including dividends on BankUnited’s preferred stock and BankUnited’s Class A and Class B Common Stock) to total earnings for the period before dividends.
(5)	Efficiency ratio is calculated by dividing non-interest expenses by the sum of net interest income, and non-interest income.
(6)	Regulatory capital ratio of the bank.

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

Overview

BankUnited’s results of operations are dependent primarily on its net interest income, which is the difference between the interest earned on its assets, primarily its loan and securities portfolios, and its cost of funds, which consists of the interest paid on its deposits and borrowings. BankUnited’s results of operations are also affected by its provision for loan losses, gain or loss on the sale of loans, other non-interest income, non-interest expenses and income taxes.

BankUnited’s operations, like those of other financial institution holding companies, are affected by its asset and liability management policies, as well as factors beyond BankUnited’s control, such as general economic conditions and the monetary and fiscal policies of the federal government. Lending activities are affected by the demand for mortgage financing and other types of loans, and are thus influenced by interest rates and other factors that are beyond management’s control. Deposit flows and cost of deposits and borrowings are influenced by local competition and by general market rates of interest.

Highlights for the fiscal year 2006 include:

•	BankUnited had record net income of $83.9 million for the fiscal year. Net-interest margin of 2.13% increased by 36 basis points from the prior fiscal year. Net interest income was the major contributor to the improvement in net income.

•	Total assets reached $13.6 billion, up $2.9 billion, or 27% from September 30, 2005. Asset growth has been centered in the residential loan portfolio, which grew by $3 billion during the fiscal year.

•	Total loans grew by $3.3 billion or 42% from September 30, 2005.

•	Loan production of $6.9 billion for the fiscal year allowed BankUnited to sell $1.6 billion in residential loans, for a gain of $13.4 million, up 464% compared to the gain in fiscal year 2005. The secondary market has shown acceptance of BankUnited’s residential mortgage product and provided a vehicle for the sale of loans on an ongoing basis.

•	Total deposits reached $6.1 billion, up $1.4 billion or 28 % from September 30, 2005.

•	A common stock offering of 5.75 million shares raised equity capital of $150.9 million during the quarter ended March 31, 2006.

•	BankUnited commenced operations in four new Florida markets: Charlotte, Hillsborough, Manatee, and Sarasota counties in Florida and opened fourteen new neighborhood branches during the fiscal year. BankUnited also opened an additional office in Rhode Island during the fiscal year.

Critical Accounting Estimates

BankUnited’s financial position and results of operations are impacted by management’s application of accounting policies involving judgments made to arrive at the carrying value of certain assets. In implementing its policies, management must make estimates and assumptions about the effect of matters that are inherently less than certain. Actual results could differ significantly from these estimates, which could materially affect the reported amounts of our assets, liabilities, income and expenses. Critical accounting estimates made by management include those that relate to the allowance for loan losses, the carrying amount of mortgage servicing rights, and stock based compensation.

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

Several assumptions are made in the determination of share-based compensation. BankUnited utilizes the Black – Scholes model to calculate stock-based compensation under SFAS 123R. Estimates of expected volatility, expected life of options, applicable risk free interest rate affect the computation of the fair value of options to be expensed. Assumptions are also made as to the expected achievement of performance conditions for performance based stock grants. Estimates of expected forefeiture rates are made for both options and stock grants. For a more detailed discussion of stock based compensation see notes (1) Summary of Significant Accounting Policies and (13) Stock-Based Compensation and Other Benefit Plans

Accounting Pronouncements Issued and Not Yet Adopted

For information about accounting pronouncements issued but not yet adopted, see the discussion in note (1) Summary of Significant Accounting Policies to the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

BankUnited’s objective in managing liquidity is to maintain sufficient resources of available liquid assets to address both short and long-term business funding needs such as loan demand, investment purchases, deposit fluctuations, and debt service requirements. In doing so, BankUnited maintains an overall liquidity position that has an aggregate amount of readily accessible and marketable assets, cash flow and borrowing capacity to meet unexpected deposit outflows and/or increases in loan demand. Cash levels may vary but are maintained at levels required by regulation and necessary to meet the projected anticipated needs for business operations. BankUnited is not aware of any events, or uncertainties, which may impede liquidity in the short or long-term.

BankUnited, FSB has a borrowing line available at the Federal Home Loan Bank of Atlanta secured by eligible real estate loans. BankUnited has additional borrowing capacity through securities sold under repurchase agreement with various counterparts. Short-term borrowing facilities are also available through fed funds purchased from other financial institutions.

From time to time, BankUnited utilizes its access to capital markets and may raise capital through equity and debt offerings. BankUnited has also utilized trust preferred and subordinated debt issuances to provide a source of capital for the Bank. BankUnited believes it can raise additional capital by providing an adequate return to shareholders. In January 2006 BankUnited raised $150.9 million in equity capital through the issuance of 5.75 million Class A common shares.

Deposits

BankUnited’s expanding network of neighborhood banking offices and internet deposit offerings allow it to raise deposits over a wide geographic area. BankUnited’s deposit pricing is competitive but faces competition from other local and national financial institutions. The following table sets forth average amounts and weighted average rates paid on each of BankUnited’s deposit categories for the periods indicated:

	For the Years ended September 30,
	2006		2005		2004
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Savings accounts	$1,279,420	3.74%	$960,850	2.20%	$969,819	1.70%
Transaction accounts:
Non-interest-bearing.	366,571	—	291,151	—	217,654	—
Interest bearing	239,032	1.40%	252,028	1.18%	258,269	1.15%
Money market	154,214	3.64%	139,243	1.81%	118,486	0.97%
Certificates of deposit (1)	3,374,203	4.24%	2,326,411	3.08%	1,789,997	2.87%

Total average deposits	$5,413,439	3.69%	$3,969,683	2.48%	$3,354,225	2.14%

(1)	As of September 30, 2006, 2005 and 2004, BankUnited had $ 258 million, $300 million and $259 million, respectively, of certificates of deposit issued to the State of Florida, referred to as public funds. These public funds are collateralized by a letter of credit in the amount of 175 million issued by Federal Home Loan Bank in 2006 and by, FNMA, and FHLMC mortgage-backed securities with an aggregate market value of $152 million and $136 million at September 30, 2005 and 2004, respectively.

For information on deposits, see note (8) Deposits to the Notes to Consolidated Financial Statements.

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

As of September 30, 2006, BankUnited had $5.2 billion of FHLB advances outstanding, including approximately $810 million maturing within 30 days and an additional $2.8 billion maturing within one year. Advances outstanding as of September 30, 2006 were secured by loans with a carrying value of approximately $8.2 billion. Approximately $4.0 billion, $440 million, and $714 million of the advances outstanding as of September 30, 2006 were fixed, variable, and convertible, respectively. The FHLB convertible advance programs permit the FHLB to call an advance or to change the rate structure at the call date. Convertible advances generally fall under one of two programs, one with a single specified call date after which the rate changes to a floating rate and the other with a specified initial call date that resets every ninety days thereafter. Specific call features vary on each advance including BankUnited’s ability to prepay the advance. The next call date on current advances ranges from three months to four years. See Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” and note (9) Borrowings to the Notes to Consolidated Financial Statements for more information about BankUnited’s FHLB advances. As of September 30, 2006, BankUnited had a total of $1.2 billion in available borrowings with the FHLB of Atlanta, $1.1 billion of which is available on a long-term basis or short-term basis, and $124 million of which is available on a short-term basis only. BankUnited held shares of stock in the FHLB as of September 30, 2006 with a carrying value of $255 million.

Securities sold under agreements to repurchase (“Repos”) are another source of borrowed funds available to BankUnited. Under this type of borrowing, securities are pledged against borrowed funds and are released when the funds are repaid. BankUnited typically uses Repos on a short-term basis, but may also use them on a long-term basis. As of September 30, 2006, BankUnited had $1.1 billion in investments and mortgage-backed securities pledged against Repos with an outstanding balance of $1.1 billion, of which approximately $198 million matured overnight and the rest within 60 days.

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

BankUnited has issued trust preferred securities through its trust subsidiaries, which in turn have invested the proceeds from the sale thereof in Junior Subordinated Deferrable Debentures issued by BankUnited (the “Junior Subordinated Debentures”). Proceeds from the sale of Junior Subordinated Debentures, if contributed to the Bank as additional paid-in-capital, increase Tier 1 equity capital for regulatory purposes. BankUnited’s consolidated statement of financial condition reflects outstanding trust preferred securities issued by its sole consolidated trust subsidiary and Junior Subordinated Debentures issued by BankUnited to its non-consolidated trust subsidiaries. In the past five fiscal years, all of the trust preferred securities issued by BankUnited’s trust subsidiaries have been sold through participation in “pools”, whereby a number of financial institutions issue trust preferred securities through their trust subsidiaries, and sell such securities to investors in private placement transactions. As of September 30, 2006, BankUnited had $196 million of trust preferred securities and Junior Subordinated Debentures outstanding with maturities greater than one year. In November 1999, the Board of Directors of BankUnited authorized the purchase from time-to-time in the open market, or otherwise, of up to 300,000 shares of trust preferred securities issued by BankUnited’s trust subsidiaries. As of September 30, 2006, BankUnited had purchased a total of 47,120 shares of trust preferred securities issued by its trust subsidiaries on the open market at a cost of $48 million.

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

The following tables set forth information as to BankUnited’s short-term borrowings as of the dates and for the periods indicated:

	As of September 30,
	2006		2005		2004
	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
	(Dollars in thousands)
Period End Balances:
Securities sold under agreements to repurchase	$1,066,389	5.3%	$1,111,348	3.9%	$1,007,236	1.9%
FHLB advances	2,900,000	5.4%	1,520,000	4.0%	769,000	2.8%

	$3,966,389	5.4%	$2,631,348	3.9%	$1,776,236	2.3%

(1)	Weighted average interest rates.

	For the Years Ended September 30,
	2006	2005	2004
	(In thousands)
Maximum Outstanding at any Month End:
Securities sold under agreements to repurchase	$1,258,370	$1,290,681	$1,025,015
FHLB advances	2,900,000	1,520,000	955,000
Other Funds	65,000	—	—

	$4,223,370	$2,810,681	$1,980,015

For more information on BankUnited’s borrowings see note (9) Borrowings to Notes to Consolidated Financial Statements.

Significant sources and uses of funds

BankUnited assets grew by $2.9 billion and $2.0 billion, respectively during the fiscal years ended September 30, 2006 and 2005 primarily through loan growth of $3.4 billion and $2.3 billion, respectively.

Strong loan production led to the sale of $1.6 billion in residential loans during the year ended September 30, 2006. In the year ended September 30, 2005, BankUnited sold loans and accrued interest of $509 million in a sale and securitization transaction resulting in $502 million of securities and $7 million of recognized mortgage servicing assets. BankUnited retained $278 million of the resulting securities and received $224 million in net proceeds from the net settlement on the sale of remaining securities to third parties.

BankUnited funded its asset and loan growth through deposit growth of $1.3 billion and $1.2 billion respectively during the fiscal years ended September 30, 2006 and 2005. Other major funding was provided by FHLB advances which increased by $1.4 billion and $0.7 billion respectively during the fiscal years ended September 30, 2006 and 2005. The equity offering and other equity issuances during the fiscal year ended September 30, 2006 provided an increase of $154 million in equity capital. Other equity issuances during the fiscal year ended September 30, 2005 provided $1.6 million in equity capital.

Contractual Obligations

The following table provides information on BankUnited’s contractual obligations as of September 30, 2006:

	Payments Due by Period
	Total As of September 30, 2006	Less than 1 year	1 year but less than 3 years	3 years but less than 5 years	5 years or more
	(In thousands)
Long-term debt obligations	$1,885,141	$—	$980,000	$150,000	$755,141
Operating lease obligations	72,715	11,206	21,984	17,945	21,580
Service contracts and purchase obligations	30,639	11,882	12,745	3,754	2,258

Total	$1,988,495	$23,088	$1,014,729	$171,699	$778,979

Off-Balance Sheet Arrangements

As discussed in the Activities of Subsidiaries section of Item 1. Business, BankUnited operates wholly-owned trust subsidiaries formed for the purpose of issuing trust preferred securities and investing the proceeds from the sale thereof solely in junior subordinated debentures issued by BankUnited. In accordance with Generally Accepted Accounting Principles, BankUnited does not consolidate a number of these trust subsidiaries. See the Borrowings section contained herein MD&A, and notes (1) Summary of Significant Accounting Policies (FIN46 and FIN46R), and (9) Borrowings to the Notes to Consolidated Financial Statements for more information on these arrangements.

See note (15) Commitments and Contingencies to the Notes to Consolidated Financial Statements for a discussion of commitments entered into by BankUnited, which may require capital resources. BankUnited expects to have sufficient capital resources to satisfy its commitments.

Restrictions on Transfers

The amount of dividends that the Bank can pay to BankUnited Financial Corporation could be restricted if the Bank were to be considered by the OTS as an undercapitalized institution. As of September 30, 2006, the Bank was a well-capitalized institution under the OTS definition as adopted. See Regulatory Capital Requirements in the Regulation section of Item 1. Business, and note (11) Regulatory Capital to the Notes to Consolidated Financial Statements for more information on regulatory capital requirements. These restrictions have not had, nor are they expected to have, an impact on BankUnited’s ability to meet its cash obligations.

FINANCIAL CONDITION

Assets

Mortgage-backed securities available for sale.    Mortgage-backed securities available for sale were valued at $1.2 billion as of September 30, 2006, which is a net decrease of $400 million from the balance at September 30, 2005. BankUnited allowed its mortgage-backed securities portfolio to pay down by $399 million during the 2006 fiscal year as asset growth has been driven by loan demand. The effect of market value adjustments and premium amortization reduced the carrying value by $1 million.

Investments available for sale.    Investments available for sale increased by $10 million, or 3%, to $300 million at September 30, 2006. This resulted from purchases of $37 million and repayment of $26 million during the fiscal year. BankUnited recognized a $400 thousand other-than-temporary impairment on a preferred equity security which it did not anticipate holding until full cost recovery.

The following table sets forth additional information regarding BankUnited’s investments and mortgage-backed securities available for sale as of the dates indicated. Investments and mortgage-backed securities available for sale are carried by BankUnited at fair value on the financial statements.

	As of September 30
	2006	2005	2004
	(Dollars in thousands)
U.S. Government sponsored entity debt securities	$69,916	$71,434	$52,577
Mortgage-backed securities (1)	1,225,944	1,626,005	2,068,180
Other (2)	229,993	218,498	281,362

Total investment securities	$1,525,853	$1,915,937	$2,402,119

Weighted average yield	4.89%	4.35%	4.05%

(1)	Included in mortgage-backed securities as of September 30, 2006, 2005 and 2004, are $265 million, $339 million, and $472 million, respectively, of securities issued by FNMA and FHLMC.
(2)	Includes trust preferred securities of other issuers, preferred stock of FHLMC and FNMA, mutual funds, and bonds.

As of September 30, 2006 and September 30, 2005 the only investments outstanding from a single issuer that represented greater than ten percent of BankUnited’s stockholders equity, were issued by BankUnited Trust 2005-1 which are carried at a fair value of $230.5 million and $279.1 million, respectively. BankUnited Trust 2005-1 is a trust established by a third party for the purpose of issuing securities arising form the securitization of one-to-four family residential mortgage loans originated by BankUnited. BankUnited Trust 2005-1 is not controlled by, or affiliated with BankUnited or any of its subsidiaries.

The following table sets forth information regarding the maturities of BankUnited’s investments and mortgage-backed securities available for sale as of September 30, 2006:

	As of September 30, 2006	Periods to Maturity from September 30, 2006(1)
		Within 1 Year	1 Through 5 Years	5 Through 10 Years	Over 10 Years	Equity Securities
	(Dollars in thousands)
U.S. Government sponsored entity debt securities	$69,916	$45,346	$24,570	$—	$—	$—
Mortgage-backed securities (1)	1,225,944	324,362	801,288	79,200	21,094	—
Other (2)	229,993	4,841	5,434	954	123,095	95,669

Total	$1,525,853	$374,549	$831,292	$80,154	$144,189	$95,669

Weighted average yield(3)	4.89%	4.33%	4.94%	4.96%	5.63%	n/a

(1)	Maturities on mortgage-backed securities have been adjusted for anticipated pre-payments. See Gap Table in Item 7A. Quantitative and Qualitative Disclosure About Market Risk.
(2)	Includes trust preferred securities of other issuers, preferred stock of FHLMC and FNMA, mutual funds, and bonds.
(3)	Yields on tax exempt investments have not been computed on a tax equivalent basis.

Based on the internal model used by BankUnited, estimated average duration of the mortgage-backed securities portfolio as of September 30, 2006 was 1.53 years. This duration is extended to 1.91 years in a hypothetical scenario which adds 100 basis points to market interest rates. The model used by BankUnited is based on assumptions, which may often differ from their eventual outcome.

For additional information regarding BankUnited’s investments and mortgage-backed securities, see note (3) Investments and Mortgage-backed Securities Available for Sale to the Notes to Consolidated Financial Statements.

Loans.    Total net loans comprise the major earning asset of BankUnited and increased from $8.0 billion at September 30, 2005 to $11.4 billion at September 30, 2006. Loans are centered in first mortgage residential loans that amount to $9.7 billion and represent 85%, of the net loan portfolio and grew $3.0 billion, or 45%, from September 30, 2005.

Commercial real estate, including multi-family, construction, and land loans increased by $232 million, or 29.8%. Commercial loans declined by $5 million or 2.5%. Home equity loans and lines of credit increased by $98 million, or 38%. and other consumer loans declined by $1.6 million or 8%

The majority of the growth in residential loans has been centered in BankUnited’s option ARM loan product which adjusts interest rates on a monthly basis but maintains a fixed minimum payment for a year and limits annual minimum required payment increases. For more information on BankUnited’s payment option ARM loans. See Lending Activities in Item 1. Business and Note (4) Loans Held in Portfolio to the Notes to Consolidated Financial Statements.

The following table sets forth certain information with respect to the composition of BankUnited’s loan portfolio, by collateral type, as of the dates indicated.

	As of September 30,
	2006		2005		2004		2003		2002
	Amount	Percent(1)	Amount	Percent(1)	Amount	Percent(1)	Amount	Percent(1)	Amount	Percent(1)
	(Dollars in thousands)
Real estate loans:
One-to-four family residential:
Residential mortgages	$8,967,323	78.7%	$5,999,713	74.7%	$4,058,858	70.9%	$2,653,515	67.4%	$2,779,323	74.8%
Specialty consumer mortgages	694,590	6.1%	678,609	8.5%	688,711	12.0%	613,287	15.5%	316,989	8.6%

Total one-to-four family residential	9,661,913	84.8%	6,678,322	83.2%	4,747,569	82.9%	3,266,802	82.9%	3,096,312	83.4%
Home equity loans and lines of credit	355,822	3.1%	257,789	3.2%	150,323	2.6%	95,273	2.5%	78,916	2.1%
Multi-family	85,544	0.7%	111,444	1.4%	51,104	0.9%	32,583	0.8%	25,456	0.7%
Commercial real estate	413,637	3.6%	344,503	4.3%	267,127	4.7%	196,237	5.0%	183,311	4.9%
Construction	174,466	1.5%	87,113	1.1%	187,518	3.3%	132,778	3.4%	98,697	2.7%
Land	337,023	3.0%	235,829	2.9%	94,006	1.6%	27,569	0.7%	27,636	0.7%

Total real estate loans	11,028,405	96.7%	7,715,000	96.1%	5,497,647	96.0%	3,751,242	95.3%	3,510,328	94.5%
Commercial	194,269	1.7%	199,344	2.5%	167,786	2.9%	152,663	3.9%	168,679	4.5%
Consumer	17,809	0.2%	19,415	0.2%	19,454	0.3%	21,172	0.5%	24,202	0.7%

Total loans held in portfolio	11,240,483	98.6%	7,933,759	98.8%	5,684,887	99.2%	3,925,077	99.7%	3,703,209	99.7%
Unearned deferred loan costs, premiums and discounts	196,601	1.7%	119,588	1.5%	65,992	1.2%	36,806	0.9%	30,449	0.8%
Allowance for loan losses	(36,378)	(0.3)%	(25,755)	(0.3)%	(24,079)	(0.4)%	(22,295)	(0.6)%	(20,293)	(0.5)%

Total Loans held in portfolio, net	$11,400,706	100.0%	$8,027,592	100.0%	$5,726,800	100.0%	$3,939,588	100.0%	$3,713,365	100.0%

(1)	Percent is calculated using loans held in portfolio, net in the denominator.

As of September 30, 2006 and 2005, approximately $1.6 billion, or 14%, and $1.4 billion, or 18%, respectively, of BankUnited’s loan portfolio were first mortgage loans to non-resident aliens, all of which are secured by domestic property. The majority of these loans were secured by single-family residences located in Florida. Loans to non-resident aliens may involve a greater degree of risk than conforming single-family residential mortgage loans. The ability to obtain access to the borrower is more limited for non-resident aliens, as is the ability to attach or verify assets located in foreign countries. BankUnited has attempted to minimize these risks through its underwriting standards for such loans, including generally requiring more conservative loan-to-value ratios and qualification based on verifiable assets located in the United States.

Unearned deferred origination costs and premiums paid to brokers for loan originations have risen from 0.6% of net portfolio loans at September 30, 2001 to 1.7% at September 30, 2006. The relative increase in this amount is primarily due to higher premiums paid to brokers in the loan origination process. See Risk Factors for the effect of loan prepayments on the amortization of these costs.

The following table sets forth, as of September 30, 2006, the amount of portfolio loans including unearned deferred loan costs, premiums and discounts; and excluding allowance for loan losses by category and anticipated principal repayments. These anticipated repayments are based on contractual maturities adjusted for an estimated rate of prepayments based on historical trends, current interest rates, types of loans and refinance patterns.

		Anticipated Repayments
	Outstanding at September 30, 2006	One Year or Less	After One Year through Five Years	After Five Years
	(Dollars in thousands)
Real estate loans:
One-to-four family residential	$9,852,875	$7,749,291	$1,592,199	$511,385
Home equity loans and lines of credit	362,880	305,719	18,777	38,384
Multi-family	85,544	23,944	55,504	6,096
Commercial real estate	413,842	306,482	100,769	6,591
Construction	174,466	172,863	1,603	—
Land	337,023	336,553	470	—

Total real estate loans	11,226,630	8,894,852	1,769,322	562,456

Commercial	195,497	193,613	1,854	30
Consumer	14,957	8,209	6,692	56

Total portfolio loans including unearned loan costs, premiums and discounts	$11,437,084	$9,096,674	$1,777,868	$562,542

The following table provides total one-to-four family loans, including loans held for sale, broken out between fixed rate mortgages and ARMs as of September 30, 2006 and September 30, 2005:

	As of September 30, 2006		As of September 30, 2005
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
One-to-four family residential loans:
Fixed rate loans	$1,273,240	13.1%	$996,455	14.9%
Adjustable rate loans (ARM):
Option ARM (1)	6,662,052	68.9	3,858,726	57.7
Non Option ARM	1,736,163	18.0	1,835,337	27.4

Total ARM loans	8,398,215	86.9	5,694,063	85.1

Total one-to-four family residential loans, including loans held for sale (2)	$9,671,455	100.0%	$6,690,518	100.0%

(1)	This concentration represents 59.2% of BankUnited’s total loans outstanding as of September 30, 2006. As of September 30, 2006, option ARM loans with a balance of $5.0 billion were negatively amortizing with approximately $89 million of their principal balances resulting from negative amortization. As of September 30, 2005, option ARM loans with a balance of $2.0 billion were negatively amortizing with approximately $12 million of their principal balances resulting from negative amortization. These loans are subject to interest rate caps.
(2)	Excluding deferred costs, discounts, premiums and allowance for loan losses.

The following table provides a detail of residential loans (excluding premiums and discounts) by state, including both portfolio loans and loans held for sale, for states with balances of 4% and higher.

	As of September 30, 2006		As of September 30, 2005
Residential loans by state	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in millions)
Florida	$5,998	62.03%	$4,912	73.41%
Illinois	614	6.35	422	6.31
California	569	5.88	107	1.60
Arizona	491	5.08	153	2.28
Virginia	406	4.20	233	3.48
New Jersey	395	4.07	—	—
Other (states with less than 4%)	1,198	12.39	864	12.92

Total residential loans	$9,671	100.00%	$6,691	100.00%

The following table provides a detail of total loans (excluding premiums and discounts) by state, including both portfolio loans and loans held for sale, for states with balances of 3.5% and higher. Non-residential loans are originated from the Florida lending offices.

	As of September 30, 2006		As of September 30, 2005
Total loans by state	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in millions)
Florida	$7,571	67.30%	$6,161	77.54%
Illinois	614	5.46	422	5.32
California	569	5.06	107	1.35
Arizona	491	4.37	153	1.92
Virginia	406	3.61	233	2.93
New Jersey	395	3.50	—	—
Other (states with less than 3.5%)	1,204	10.70	870	10.94

Total loans	$11,250	100.00%	$7,946	100.00%

As of September 30, 2006 approximately $11.0 billion, or 98% of loans before net items, were secured by real property. Loans secured by properties in Florida were $7.6 billion, or 67% of all secured loans as of September 30, 2006, compared to $5.9 billion, or 77%, as of September 30, 2006. Due to this concentration, regional economic circumstances in Florida could affect the level of BankUnited’s non-performing loans. As of September 30, 2006, no other state represented more than 5.5% of BankUnited’s loan portfolio secured by real estate.

FHLB stock and other earning assets.    FHLB stock and other earning assets increased by $65 million or 34% from $190 million at September 30, 2005 to $255 million at September 30, 2006 primarily from net purchases of FHLB stock, which is required to be purchased in proportion to advances received from the FHLB.

Mortgage servicing rights.    Mortgage servicing rights decreased by $1.8 million during fiscal 2006 from $22.1 million as of September 30, 2005, to $20.3 million as of September 30, 2006. Loans sold with servicing retained added $2.8 million to the mortgage servicing rights asset while amortization and impairment reduced it by $4.6 million. Loan sales for $1.4 billion were made on a servicing released basis during fiscal 2006.

Liabilities

Deposits.    Deposits increased from $4.7 billion at September 30, 2005 to $6.1 billion at September 30, 2006 and funded 45% of BankUnited’s total assets at September 30, 2006. The majority of the deposit growth was from interest bearing deposits that increased by $1.3 billion. Core deposits, defined as checking, money market, and saving deposits as well as time deposits of $100 thousand and less, reached $4.4 billion as of September 30, 2006 and represented 72.5% of total deposits.

FHLB advances.    FHLB advances increased from $3.8 billion at September 30, 2005 to $5.2 billion at September 30, 2006 and funded 38% of BankUnited’s total assets at September 30, 2006. The maturity of advances is managed by BankUnited as part of its asset and liability management process.

Securities sold under agreements to repurchase.    Securities sold under agreements to repurchase (repos) decreased from $1.2 billion at September 30, 2005 to $1.1 at September 30, 2006 and funded 8% of total assets.

Asset Quality

At September 30, 2006, non-performing assets totaled $21.5 million, as compared to $8.9 million at September 30, 2005 and $17.6 million at September 30, 2004. Expressed as a percentage of total assets, non-performing assets were 0.16% as of September 30, 2006 as compared to 0.08% as of September 30, 2005 and 0.20% as of September 30, 2004. The level of non-performing assets had benefited from the strong real estate market from 2003 through 2005. The changes in some real estate markets in 2006 and a $3 million participation in a commercial loan to a large developer experiencing difficulties and considered impaired resulted in an increase in non-performing assets. The overall level of non-performing has been very low and is expected to increase in fiscal 2007.

Non-performing loans consist of (i) non-accrual loans; (ii) accruing loans more than 90 days contractually past due as to interest or principal and (iii) loans that have been restructured because of deterioration in the financial condition of the borrower. Generally, BankUnited places loans on non-accrual status when more than 90 days past due. When a loan is placed on non-accrual status, BankUnited reverses all accrued and uncollected interest.

The following table sets forth information concerning BankUnited’s non-performing assets for the periods indicated:

	September 30,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Non-accrual loans(1)	$20,740	$8,391	$15,523	$37,080	$27,664
Restructured loans(2)	—	—	367	306	315
Accruing loans more than 90 days past due as to interest or principal	—	—	2	276	—

Total non-performing loans	20,740	8,391	15,892	37,662	27,979
Non-accrual tax certificates	—	—	69	334	696
Real estate owned (3)	729	542	1,611	4,290	3,003

Total non-performing assets	$21,469	$8,933	$17,572	$42,286	$31,678

Allowance for losses on tax certificates	$—	$—	$65	$355	$771
Allowance for loan losses	36,378	25,755	24,079	22,295	20,293

Total allowance	$36,378	$25,755	$24,144	$22,650	$21,064

Non-performing assets as a percentage of total assets	0.16%	0.08%	0.20%	0.59%	0.53%
Non-performing loans as a percentage of total loans(4)	0.18%	0.10%	0.27%	0.89%	0.70%
Allowance for loan losses as a percentage of total loans(4)	0.32%	0.32%	0.42%	0.52%	0.51%
Allowance for loan losses as a percentage of non-performing loans	175.40%	306.94%	151.52%	59.20%	72.53%
Net (recoveries) charge-offs as a percentage of average total loans	(0.002)%	0.03%	0.05%	0.08%	0.12%

(1)	Gross interest income that would have been recorded on non-accrual loans had they been current in accordance with original terms was $710 thousand for the year ended September 30, 2006. The amount of interest income on such non-accrual loans included in net income for the year ended September 30, 2006, was $842 thousand.
(2)	All restructured loans were accruing.
(3)	BankUnited is not aware of any significant liability related to REO or loans that may be foreclosed.
(4)	Based on balances prior to deductions for allowance for loan losses.

The following table sets forth information regarding BankUnited’s allowance for loan losses for the years ended September 30, as indicated:

	2006	2005	2004	2003	2002
	(In thousands)
Allowance for loan losses (balance at beginning of period)	$25,755	$24,079	$22,295	$20,293	$15,940
Provision for loan losses	10,400	3,800	5,025	5,425	9,200
Loans charged off:
One-to-four family residential mortgages	(130)	(972)	(360)	(654)	(443)
Home equity loans and lines of credit	(241)	(572)	(11)	(80)	(89)
Commercial real estate	—	—	(298)	(469)	(886)
Commercial	(902)	(1,527)	(2,381)	(2,205)	(3,507)
Consumer	—	(118)	(60)	(145)	(219)

Total loans charged off	(1,273)	(3,189)	(3,110)	(3,553)	(5,144)

Recoveries:
One-to-four family residential	—	—	192	—	5
Home equity loans and line of credit	—	43	3	2	1
Commercial real estate	—	298	—	—	71
Commercial	1,482	705	227	107	205
Consumer	14	19	46	21	15

Total recoveries	1,496	1,065	468	130	297

Reclassification of letter of credit reserve to other liabilities	—	—	(599)	—	—

Allowance for loan losses (balance at end of period)	$36,378	$25,755	$24,079	$22,295	$20,293

The following table sets forth the allocation of the general allowance for loan losses by category of loans held in portfolio for the periods indicated.

	September 30,
	2006		2005		2004
	Amount	% of Loans in Each Category to Total Loans Before Net Items(1)	Amount	% of Loans in Each Category to Total Loans Before Net Items(1)	Amount	% of Loans in Each Category to Total Loans Before Net Items(1)
	(Dollars in thousands)
Balance at end of period applicable to:
One-to-four family residential	$9,558	85.9%	$6,356	84.2%	$4,889	83.5%
Home equity loans and lines of credit	3,971	3.2	2,909	3.3	2,608	2.6
Multi-family residential	684.8		891	1.4	409	0.9
Commercial real estate	6,316	3.7	3,076	4.3	2,706	4.7
Construction	1,396	1.5	697	1.1	1,500	3.3
Land	2,696	3.0	1,886	3.0	752	1.7
Commercial	7,613	1.7	7,161	2.5	7,140	3.0
Consumer	785	0.2	843	0.2	331	0.3
Unallocated	3,359	N/A	1,936	N/A	3,744	N/A

Total allowance for loan losses	$36,378	100.0%	$25,755	100.0%	$24,079	100.0%

	September 30,
	2003		2002
	Amount	% of Loans in Each Category to Total Loans Before Net Items(1)	Amount	% of Loans in Each Category to Total Loans Before Net Items(1)
	(Dollars in thousands)
Balance at end of period applicable to:
One-to-four family residential	$3,807	83.2%	$4,096	83.6%
Home equity loans and lines of credit	1,845	2.5	1,823	2.1
Multi-family residential	358	0.8	281	0.7
Commercial real estate	4,166	5.0	3,834	4.9
Construction	1,461	3.4	1,007	2.7
Land	303	0.7	746	0.7
Commercial	8,128	3.9	5,420	4.6
Consumer	570	0.5	271	0.7
Unallocated	1,657	N/A	2,815	N/A

Total allowance for loan losses	$22,295	100.0%	$20,293	100.0%

(1)	Excluding loans held for sale.

Management believes that the allowance for loan losses of $36.4 million as of September 30, 2006 was adequate given the strength of BankUnited’s collateral position and the attention given to loan review and classifications. There can be no assurance that additional provisions for loan losses will not be required in future periods.

For more information on BankUnited’s Allowance for Loan Losses, see Note (1) Summary of Significant Accounting Policies (e) Allowance for Loan Losses, Note (4) Loans Held in Portfolio and Note (19) Subsequent Events to the Notes to Consolidated Financial Statements.

Comparison of Operating Results for the Fiscal Years Ended September 30, 2006 and 2005

General

Net income for the year ended September 30, 2006 of $83.9 million reflected an increase of $56.3 million or 205% from net income for year ended September 30, 2005. Basic and diluted earnings per share were $2.43 and $2.30, respectively, for the 2006 fiscal year as compared to $0.90 and $0.85 for the 2005 fiscal year.

Earnings for fiscal 2005 included the impact of an early extinguishment of FHLB advances, which decreased after-tax net income by $24.2 million.

The following table is a condensed version of BankUnited’s Consolidated Statement of Operations for the periods presented.

	For the twelve months ended September 30,		Change
	2006	2005	$	%
	(In thousands, except per share amounts)
Net interest income	$250,442	$162,465	$87,977	54.2%
Provision for loan losses	10,400	3,800	6,600	173.7%
Non-interest income	35,694	23,105	12,589	54.5%
Non-interest expense	150,193	143,855	6,338	4.4%

Income before taxes	125,543	37,915	87,628	231.1%
Income taxes	41,668	10,378	31,290	301.5%

Net income	$83,875	$27,537	$56,338	204.6%

Basic earnings per share	$2.43	$0.90	$1.53	170.0%
Diluted earnings per share	$2.30	$0.85	$1.45	170.6%

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

	For the Year Ended September 30,
	2006			2005			2004
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	$9,813,390	$623,792	6.36%	$6,966,539	$345,005	4.95%	$4,793,185	$231,524	4.83%
Mortgage-backed securities	1,415,239	62,377	4.41%	1,696,874	64,265	3.79%	2,180,079	80,856	3.71%
Short-term investments (2)	27,685	1,295	4.68%	21,574	588	2.73%	16,783	427	2.55%
Investment securities and FHLB stock	511,309	26,044	5.09%	481,839	21,018	4.36%	456,994	19,087	4.18%

Total interest-earning assets	11,767,623	713,508	6.06%	9,166,826	430,876	4.70%	7,447,041	331,894	4.46%

Interest-bearing liabilities:
Transaction and money market	393,246	8,954	2.28%	391,271	5,482	1.40%	376,754	4,109	1.09%
Savings	1,279,420	47,838	3.74%	960,850	21,096	2.20%	969,819	16,475	1.70%
Certificates of deposit	3,374,203	143,178	4.24%	2,326,411	71,735	3.08%	1,789,997	51,344	2.87%
Trust preferred securities and subordinated debentures (3)	195,581	15,700	8.03%	190,753	12,942	6.78%	164,994	8,255	5.00%
Senior notes (4)	120,000	4,284	3.57%	120,000	4,278	3.57%	138,579	6,790	4.90%
FHLB advances and other borrowings (3)	5,582,749	243,112	4.35%	4,547,922	152,878	3.36%	3,469,619	101,930	2.94%

Total interest-bearing liabilities	$10,945,199	$463,066	4.23%	$8,537,207	$268,411	3.14%	$6,909,762	$188,903	2.73%

Excess of interest-earning assets over interest-bearing liabilities	$822,424			$629,619			$537,279

Net interest income		$250,442			$162,465			$142,991

Interest rate spread			1.83%			1.56%			1.72%

Effect of non-interest bearing sources			0.30%			0.21%			0.20%

Net interest margin			2.13%			1.77%			1.92%

Ratio of interest-earning assets to interest-bearing liabilities	107.51%			107.37%			107.78%

Note:	The yields and rates along with the corresponding interest rate spread and net interest margin represent the yields earned and rates paid on BankUnited’s interest-earning assets and interest-bearing liabilities, respectively, for the periods presented. Loan yields reflect any acceleration of premium amortization or discount accretion resulting from early repayment of loans during the year. The yields are not calculated on a tax equivalent basis.
(1)	Includes average balances of loans held for sale of $152.8 million, $18.5 million and $118.7 million for the years ended September 30, 2006, 2005 and 2004, respectively. Interest income arising from loans held for sale is included in interest on loans and fees in BankUnited’s consolidated statement of operations as well as BankUnited’s calculations of interest rate spread and net interest margin. Also includes average balances of non-accruing loans of $11.8 million, $14.4 million and $22.2 million for the years ended September 30, 2006, 2005 and 2004, respectively.
(2)	Short-term investments include FHLB overnight deposits, federal funds sold, securities purchased under agreements to resell, and certificates of deposit.

(3)	Average balances include adjustments related to fair value hedges with interest rate swaps and caps. For more information see note (10) Accounting for Derivatives and Hedging Activities to Notes to Consolidated Financial Statements.
(4)	Includes convertible senior notes issued in February and March of 2004, and senior notes outstanding up until February 2004, which matured at that time. Rates on these instruments differ from contractual terms due to the amortization of deferred cost.

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

	Year Ended September 30, 2006 v 2005			Year Ended September 30, 2005 v 2004
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Changes in Volume	Changes in Rate	Total Increase (Decrease)	Changes in Volume	Changes in Rate	Total Increase (Decrease)
	(Dollars in thousands)
Interest income attributable to:
Loans receivable, net(1)	$139,129	$139,658	$278,787	$103,091	$10,390	$113,481
Mortgage-backed securities	(10,666)	8,778	(1,888)	(17,921)	1,330	(16,591)
Short-term investments(2)	167	540	707	122	39	161
Investment securities and FHLB stock	981	4,044	5,025	724	1,207	1,931

Total interest-earning assets	129,611	153,020	282,631	88,216	11,053	99,269

Interest expense attributable to:
Transaction and money market	$28	$3,445	$3,473	$158	$1,215	$1,373
Savings	6,995	19,747	26,742	(152)	4,773	4,621
Certificates of deposit	32,308	39,135	71,443	15,386	5,005	20,391
Trust preferred securities and subordinated debentures (3)	327	2,431	2,758	1,288	3,399	4,687
Senior notes (4)	—	6	6	(910)	(1,602)	(2,512)
FHLB advances and other borrowings (3)	34,785	55,449	90,234	31,678	19,270	50,948

Total interest-bearing liabilities	74,443	120,213	194,656	47,448	32,060	79,508

Increase (decrease) in net interest income	$55,168	$32,807	$87,975	$38,568	$(19,094)	$19,474

(1)	Includes interest earned on loans held for sale.
(2)	Short term investments include FHLB overnight deposits, federal funds sold, securities purchased under agreements to resell, and certificates of deposit.
(3)	Includes the effect of interest rate swaps and caps. See Note (10 Accounting for Derivatives and Hedging Activities to Notes to Consolidated Financial Statements.
(4)	Includes interest expense on convertible senior notes issued in February and March 2004, and interest expense on senior notes outstanding up until February 2004, which matured at that time.

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

Net interest income before provision for loan losses was $250.4 million for the year ended September 30, 2006. This represents an increase of $87.9 million or 54% over the $162.5 million reported for the same period in 2005. The net interest margin improved in fiscal year 2006 to 2.13% from 1.77% for fiscal year 2005. The overall yield on interest earning assets increased by 136 basis points, while the overall rates paid on interest bearing liabilities increased by 109 basis points, resulting in an improvement in the interest rate spread of 27 basis points for fiscal 2006 as compared to fiscal year 2005.

Interest income on loans includes deferred interest on option ARM loans where periodic payments do not cover the amount of interest earned contractually and where the uncollected interest is added to the principal balance of the loans. Deferred interest resulting in negative amortization, where the loan balance exceeds the original loan balance amounted to $77.3 million for the year ended September 30, 2006.

The improvement in net interest income and net interest margin is attributable to the growth in earning assets, the change in earning asset mix, the improved spread between earning assets and interest bearing liabilities, and faster repricing of ARM loans than deposits. Average earning assets for fiscal year 2006 increased by $2.6 billion or 28% from the preceding fiscal year. Growth was centered in higher yield average loans that represent 83% of earning assets in the current fiscal year as compared to 76% in the fiscal year ended September 30, 2005.

The net interest spread rose to 1.83% for fiscal year 2006 from 1.56% for fiscal year 2005. The change in net interest income, net interest spread and net interest margin is almost entirely attributable to improving yield on loans exceeding the increase cost of interest bearing liabilities and to the increase in loan volume exceeding the overall earning asset growth.

Other factors affecting the yield improvement on assets include prepayment fees that increased from $4.8 million in fiscal year 2005 to $14.3 million in the fiscal year ended September 30, 2006. Factors resulting that reduced the rise in the cost of interest bearing liabilities included the prepayment of long-term high rate FHLB debt in fiscal 2005 with reduced cost of borrowing in subsequent periods. The growth in non-interest bearing sources of funds including the stock offering in the quarter ended March 31, 2006 added 9 basis points to net interest margin in fiscal 2006.

Prepayments on residential mortgage loans reduce loan interest income as the net deferred cost amortization is accelerated with the prepayment. For the year ended September 30, 2006, the constant prepayment rate (CPR) was 16.4% as compared to 21.0% for the year ended September 30, 2005. The slower prepayment rate also contributed to the increase in the net interest margin for the year.

Provision for Loan Losses

BankUnited records provisions for loan losses as a charge to income in amounts necessary to adjust the allowance for loan losses as determined by management through its review of asset quality. The provision for loan losses of $10.4 million for fiscal 2006 increased from the $3.8 million for fiscal 2005. The increase reflects growth in the portfolio with the overall ratio of allowance to total loans remaining at 0.32% and a small net recovery on losses for the fiscal year. Net recovery was $0.2 million as compared to net charge-offs for fiscal 2005 of $2.1 million. Increased provision also reflects the increase in non-performing assets and specific reserves for impaired loans. See Asset Quality and Note (4) Loans Held in Portfolio to the Consolidated Financial Statements for information on BankUnited’s allowance for loan losses.

Non-interest Income

The following table provides a comparison for each of the categories of non-interest income for the years ended September 30, 2006 and 2005.

	For the Years Ended September 30,
	2006	2005	Change
	(Dollars in thousands)
Non-interest income:
Loan servicing fees	$7,139	$3,357	$3,782	112.7%
Amortization of mortgage servicing rights	(3,594)	(3,673)	79	2.2
Impairment of mortgage servicing rights	(1,036)	(130)	(906)	89.2
Loan fees	3,407	2,506	901	36.0
Deposit fees	5,348	4,422	926	20.9
Other fees	2,868	2,266	602	26.6
Net gain on sale of investments and mortgage-backed securities	—	3,742	(3,742)	(100.0)
Net gain on sale of loans and other assets	13,271	2,370	10,901	460.0
Insurance and investment services income	3,720	4,284	(564)	(13.2)
Loss on swaps	(1,657)	(1,369)	(288)	21.0
Other	6,228	5,330	898	16.8

Total non-interest income	$35,694	$23,105	$12,589	54.5%

Total non-interest income of $35.7 million for fiscal year 2006 reflects an increase of $12.6 million, or 54.5% from fiscal year 2005.

Net gain on the sale of loans accounted for the majority of the increase. Net gain on the sale of loans of $13 million resulted in a $10.9 million increase from the gain reported in fiscal year 2005. There was no gain on sales of securities in fiscal year 2006 as compared to $3.7 million in fiscal year 2005.

Loan servicing fee income, net of amortization and impairment increased to $2.5 million in fiscal 2006 from a net loss of $0.4 million in fiscal year 2005. This improvement reflects the increase in ancillary fees earned on loans serviced for others including prepayment fees and the increase in average volume of loans serviced.

BankUnited recognized losses from the settlement of swap transactions in both fiscal years 2006 and 2005. See Note (8) Accounting for Derivatives and Hedging Activities to the accompanying notes to the consolidated financial statements.

Other categories of non-interest income, excluding insurance and investment services, reflected a combined increase of $3.3 million or 22.9%, in fiscal year 2006 as compared to fiscal year 2005.

Non-Interest Expense

The following table provides a comparison for each of the categories of non-interest expense for the years ended September 30, 2006 and 2005:

	For the Years Ended September 30,
	2006	2005	Change
	(Dollars in thousands)
Non-interest expenses:
Employee compensation and benefits	$76,211	$51,817	$24,394	47.1%
Occupancy and equipment	29,572	24,379	5,193	21.3
Telecommunications and data processing	10,192	7,030	3,162	45.0
Professional fees	6,506	5,556	950	17.1
Advertising and promotion expense	6,945	5,579	1,366	24.5
Extinguishment of debt	—	35,814	(35,814)	(100)
Other operating expenses	20,767	13,680	7,087	51.8

Total non-interest expenses	$150,193	$143,855	$6,338	4.4%

Non-interest expense increased by $6.3 million or 4.4% from fiscal year 2005 to fiscal year 2006. Excluding a $35.8 million prepayment fee on FHLB debt, non-interest expense for fiscal year 2005 was $108.0 million. Non-interest expense for fiscal year 2006 increased 39% from the prior fiscal year, excluding the FHLB prepayment fees. This increase reflects the company’s continued expansion of its branch network, operations and support areas. The increase in compensation expense includes an increase of $9.9 million in commissions and performance-based compensation and also reflects the implementation of FAS 123R with a total increase in share-based compensation of $2.7 million from the fiscal year ended September 30, 2005. Given the anticipated growth in the number of branches during 2007, these expenses are expected to continue to increase in fiscal 2007.

Provision for Income Taxes

BankUnited’s overall effective tax rates for fiscal 2006 and 2005 are below the federal tax rate of 35.0 % as a result of tax savings strategies. The effective income tax rate was 33.2% for fiscal 2006 compared to 27.4% for 2005. The increase in the effective rate from fiscal 2005 to fiscal 2006 resulted from the impact of FHLB debt extinguishment transactions, which reduced taxable income in fiscal 2005 while the amount of non-taxable income increased during the fiscal 2005. Higher taxable income in 2006 also contributed to the higher effective tax rate. See Item 1. Business - Income Taxes, and notes (1) Summary of Significant Accounting Policies - (o) Income Taxes, and (14) Income Taxes to the Notes to Consolidated Financial Statements.

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

Net Interest Income (Refer to Yields Earned and Rates Paid and Rate/Volume Analysis tables in Comparison of Operating Results for the Fiscal Years Ended September 30, 2006 and 2005)

Interest Income.    Total interest income increased by $99 million, for the year ended September 30, 2005, compared to the same period in 2004. This improvement was generated mostly by an increase of $2.2 billion in average portfolio loans outstanding during fiscal 2005 compared to 2004 increasing interest income by $105.0 million. Yields earned on loans increased by 12 basis points year over year which also increased interest income by $8.5 million. The increase in interest income earned on loans also reflects a $3.0 million increase in prepayment fees earned upon prepayment of mortgage loans by borrowers during the year compared to 2004, which were previously reported in non-interest income and reclassified into interest income. These increases in interest income due from loans were offset by a reduction in the average balances of mortgage-backed securities of $483 million, which reduced interest income by $17.9 million. In the fourth quarter of BankUnited’s fiscal year 2005, the FHLB of Atlanta reduced its rate of dividend payout. This reduction affected the yield of BankUnited’s investment in FHLB stock. The amount of FHLB stock required to be held by the Bank at any point, is a function of BankUnited’s outstanding FHLB advances. To the extent that the FHLB reduces its dividend on the stock, it will indirectly increase BankUnited’s effective cost of borrowing through the FHLB.

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

The net interest margin decreased for the year ended September 30, 2005 to 1.77%, down from 1.92% for the same period in 2004. This decrease resulted primarily from the lagging effect on the re-pricing of BankUnited’s adjustable rate mortgage loans and the rapid repricing of FHLB advances as short-term interest rates and funding costs increased during the comparable periods. Approximately 51.5% of BankUnited’s total loan portfolio as of September 30, 2005 consisted of adjustable rate mortgages indexed to the MTA. This index currently lags increases in short-term interest rates. Loan repayments during fiscal 2005, including prepayments, resulted in amortization of premiums, loan fees and discounts of $24.2 million, offset by prepayment fees of $4.8 million collected on those loans during fiscal 2005. Loan repayments during fiscal 2004, including prepayments, resulted in amortization of premiums, loan fees and discounts of $14.1 million, offset by prepayment fees collected of $1.7 million.

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

The following table provides a comparison for each of the categories of non-interest income for the years ended September 30, 2005 and 2004:

	For the Year Ended September 30,
	2005	2004	Change
	(Dollars in thousands)
Non-interest income:
Loan servicing fees	$3,357	$3,110	$247	7.9%
Amortization of mortgage servicing rights	(3,673)	(4,322)	649	15.0%
Impairment of mortgage servicing rights	(130)	(1,200)	1,070	89.2%
Loan fees	2,506	2,540	(34)	(1.3)%
Deposit fees	4,422	4,278	144	3.4%
Other fees	2,266	1,920	346	18.0%
Net gain (loss) on sale of investments and mortgage-backed securities	3,742	1,526	2,216	145.2%
Net gain on sale of loans and other assets	2,370	3,431	(1,061)	(30.9)%
Insurance and investment services income	4,284	4,361	(77)	(1.8)%
Loss on swaps	(1,369)	—	(1,369)	—
Other	5,330	4,926	404	8.2%

Total non-interest income	$23,105	$20,570	$2,535	12.3%

BankUnited’s portfolio of loans serviced for others grew to $1.7 billion as of September 30, 2005 compared to $1.3 billion as of September 30, 2004. This growth contributed to the increase in servicing fees for fiscal 2005. BankUnited adjusts the rate of amortization of its mortgage servicing rights as the level of mortgage repayments change. Although prepayments during fiscal 2005 were relatively less than they were during fiscal 2004, they continued at high levels resulting in amortization of $3.7 million of servicing rights for the year compared to $4.3 million in fiscal 2004. In addition to adjustments made to the rate of amortization, BankUnited may make additional adjustments to the carrying value of its mortgage servicing rights through impairment charges based upon quarterly valuations received from independent third parties. BankUnited recorded a $130 thousand in impairment charges during fiscal 2005 compared to $1.2 million during fiscal 2004.

Fee income, including fees on loans and deposits but excluding loan servicing fees, increase by $0.5 million for fiscal 2005, reaching $9.2 million, compared to $8.7 million for 2004.

BankUnited realized a net gain on sale of investments and mortgage backed securities of $3.7 million for 2005, compared to a net gain of $1.5 million during 2004, an increase of $2.2 million.

The reduction in gains on the sale of loans and other asset of $2.4 million for fiscal 2005 compared to $3.4 million for 2004 reflects the reduction in demand for conforming products to FNMA and FHLMC, which generated the majority of the gains in 2004.

Upon the extinguishment of certain loan-term FHLB debt during fiscal 2005, BankUnited settled a swap that was being used to hedge that debt, resulting in a charge to non-interest income of approximately $1.4 million.

Non-interest Expense

The following table provides a comparison for each of the categories of non-interest expense for the years ended September 30, 2005 and 2004:

	For the Year Ended September 30,
	2005	2004	Change
	(Dollars in thousands)
Non-interest expenses:
Employee compensation and benefits	$51,817	$43,773	$8,044	18.4%
Occupancy and equipment	24,379	17,399	6,980	40.1
Telecommunications and data processing	7,030	5,726	1,304	22.8
Advertising and promotion expense	5,579	5,288	291	5.5
Professional fees	5,556	2,851	2,705	94.9
Extinguishment of debt	35,814	—	35,814	NM
Other	13,680	9,636	4,044	42.0

Total non-interest expenses	$143,855	$84,673	$59,182	69.9%

The largest component of the $59.2 million overall increase in non-interest expense was due to a $35.8 million charge taken by BankUnited for prepaying FHLB debt which was done to reduce future costs of its borrowings. Increases in employee compensation, occupancy and equipment, and telecommunications and data processing, of $8.0 million, 7.0 million and 1.3 million respectably, reflect the continuing investments in personnel and infrastructure to enhance our distribution network and improve service capacity. Professional fees increased by $2.7 million to $ 5.6 million. Approximately $1.2 million of this increase is due to external cost incurred during the first year of compliance with Section 404 of the Sarbanes-Oxley Act.

Provision for Income Taxes

BankUnited’s overall effective tax rates for fiscal 2005 and 2004 are below the federal tax rate of 35.0 % as a result of tax savings strategies. The effective income tax rate was 27.4% for fiscal 2005 compared to 31.3% for 2004. The reduction in rate between fiscal 2005 and 2004 resulted from the impact of FHLB debt extinguishment transactions, which reduced taxable income while the amount of non-taxable income increased during the fiscal 2005. See Item 1. Business - Income Taxes, and notes (1) Summary of Significant Accounting Policies - (o) Income Taxes, and (14) Income Taxes to the Notes to Consolidated Financial Statements.

Related Party Transactions

See note (16) Related Party Transactions to the Notes to Consolidated Financial Statements.

Selected Quarterly Financial Data

Set forth below is selected quarterly data for the fiscal years ended September 30, 2006 and 2005.

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except for per share data)
Net interest income	$51,313	$59,753	$66,795	$72.581
Provision for loan losses	2,300	2,300	1,200	4,600
Non-interest income	7,672	7,413	10,494	10,115
Non-interest expense	32,432	35,372	40,195	42,194

Income before taxes and preferred stock dividends	24,253	29,494	35,894	35,902
Income taxes	8,078	9,806	12,069	11,715

Net income before preferred stock dividends	16,175	19,688	23,825	24,187
Preferred stock dividends	118	118	118	119

Net income applicable to common stock	$16,057	$19,570	$23,707	$24,068

Basic earnings per share	$0.53	$0.57	$0.65	$0.66
Diluted earnings per share	$0.50	$0.54	$0.62	$0.63

High bid quoted on Nasdaq	$27.64	$28.86	$32.00	$31.82
Low bid quoted on Nasdaq	$20.18	$25.89	$26.27	$24.49

	2005
	First Quarter	Second Quarter	Third Quarter(1)	Fourth Quarter
	(Dollars in thousands, except for per share data)
Net interest income	$38,806	$39,455	$38,596	$45,608
Provision for loan losses	1,150	1,050	800	800
Non-interest income	6,422	7,184	3,876	5,623
Non-interest expense	22,722	25,633	65,323	30,177

Income (loss) before taxes, and Preferred stock dividends	21,356	19,956	(23,651)	20,254
Income taxes	6,831	6,400	(8,842)	5,989

Net income (loss) before preferred stock dividends	14,525	13,556	(14,809)	14,265
Preferred stock dividends	103	104	112	112

Net income (loss) applicable to common stock	$14,422	$13,452	$(14,921)	$14,153

Basic earnings (loss) per share	$0.48	$0.45	$(0.50)	$0.47
Diluted earnings (loss) per share	$0.45	$0.42	$(0.50)	$0.44

High bid quoted on Nasdaq	$32.95	$32.28	$28.03	$28.83
Low bid quoted on Nasdaq	$27.18	$26.05	$23.56	$22.48

(1)	Third quarter results reflects an after-tax charge to earnings of $24.6 from the extinguishment of long-term FHLB advances.

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

Embedded Options.    As of September 30, 2006, a substantial portion of BankUnited’s loans and mortgage-backed securities consist of mortgage loans that contain an embedded option allowing borrowers to repay all, or a portion of, their loan prior to maturity. The existence of this embedded prepayment option can adversely impact BankUnited’s financial performance. In general, fixed rate securities tend to exhibit an increase in market value when the level of interest rates falls, and they tend to exhibit a decrease in market value when the level of interest rates rises. Mortgage loans having embedded prepayment options, and the securities which contain them, tend to decrease in market value as interest rates rise. However increases in market value due to a decrease in interest rates are typically suppressed since in a lower rate environment borrowers are more likely to prepay, or refinance, their mortgage loans. Consequently, the adverse impact an investment in mortgage loans or mortgage securities may have on BankUnited’s market value of equity, should interest rates rise, may exceed the beneficial impact should interest rates fall by a like amount.

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

A borrower’s propensity for prepayment is dependent upon a number of factors, some of which are: the loan’s current interest rate versus the rate at which the borrower would be able to refinance, the economic benefit expected to be obtained from refinancing, the borrower’s financial ability to refinance, the availability of mortgage loans in general, prepayment fees and numerous other economic and non-economic factors, some of which may vary by geographic region.

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

BankUnited borrows from the FHLB in the form of advances to fund operations. These advances have a variety of terms, rates and repayment provisions. Approximately $714 million of advances outstanding as of September 30, 2006 have been obtained through a convertible advances program. The FHLB convertible advance programs permit the FHLB to call an advance or to change the rate structure at the call date. Convertible advances generally fall under one of two programs, one with a single specified call date after which the rate changes to a floating rate and the other with a specified initial call date that resets every ninety days thereafter. Specific call features vary on each advance, including BankUnited’s ability to prepay the advance. The next call date on current advances ranges from three months to four years. If the FHLB elects to exercise their options under the convertible advance programs, BankUnited’s cost of funds may be affected adversely. The convertible advances outstanding as of September 30, 2006 of $714 million have a weighted average coupon rate of 3.79%.

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

The following table sets forth the re-pricing gap between interest-sensitive assets and interest-sensitive liabilities expected to mature or re-price within the same period of time. This gap analysis is a static view as of September 30, 2006. The analysis reflects assumptions made as to the prepayment of residential mortgage loans and mortgage-backed securities. Assumptions are also made as to the re-pricing period of deposits that have no stated maturity and are not contractually subject to re-pricing except as determined by BankUnited. Other interest-bearing assets and liabilities have been scheduled to re-price based on the earlier contractual re-pricing or final maturity date of the contract.

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

Gap Table.    The following table sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2006, expected to reprice or mature in each of the future time periods shown. This table does not reflect the lagging effect on repricing of certain variable interest rate loans tied to the lagging indices.

	At September 30, 2006 Interest Sensitivity Period
	6 Months or Less	6 Months- 12 Months	13 Months- 24 Months	25 Months- 36 Months	37 Months- 60 Months	Over 60 Months	Total
	(Dollars in thousands)
Interest-earning assets:
FHLB overnight deposits, federal funds sold and securities purchased under agreements to resell, investments securities, and FHLB stock	$279,866	$75,385	$—	$39,956	$61,609	$111,956	$568,772
Mortgage-backed securities	196,874	135,009	425,999	243,499	116,189	108,374	1,225,944
Loans:
Adjustable-rate mortgages	7,867,220	410,088	486,468	315,530	218,311	44,231	9,341,848
Fixed-rate mortgages	124,664	127,247	199,493	129,297	193,573	511,620	1,285,894
Commercial and consumer loans:
Adjustable-rate loans	487,476	329	973	—	—	—	488,778
Fixed-rate loans	12,013	8,853	16,117	17,051	28,893	50,578	133,505

Total loans(2)	8,491,373	546,517	703,051	461,878	440,777	606,429	11,250,025

Total interest-earning assets	8,968,113	756,911	1,129,050	745,333	618,575	826,759	13,044,741

Interest-bearing liabilities:
Customer deposits:
Transaction and money market accounts(1)	89,275	89,287	178,573	178,573	229,275	93,970	858,953
Savings accounts(1)	94,126	94,164	188,327	188,327	376,655	403,558	1,345,157
Certificates of deposit	2,117,016	1,406,107	140,452	99,549	106,881	17	3,870,022

Total customer deposits	2,300,417	1,589,558	507,352	466,449	712,811	497,545	6,074,132

Borrowings:
FHLB advances:
Adjustable rate advances	570,000	264,000	225,000	100,000	—	—	1,159,000
Fixed-rate advances	1,955,000	1,205,000	755,000	100,000	—	350	4,015,350
Trust preferred securities and subordinated debentures:
Adjustable rate	161,473	—	—	—	—	—	161,473
Fixed-rate	—	—	—	—	11,466	22,852	34,318
Other borrowings:
Fixed rate Securities sold under agreement to repurchase	1,066,389	—	—	—	—	—	1,066,389
Fixed-rate Convertible senior notes	—	—	—	—	—	120,000	120,000

Total borrowings	3,752,862	1,469,000	980,000	200,000	11,466	143,202	6,556,530

Total interest-bearing liabilities	6,053,279	3,058,558	1,487,352	666,449	724,276	640,747	12,630,662

Derivative instruments affecting interest rate sensitivity	—	25,000	15,000	—	—	—	40,000

Total interest-earning assets less interest-bearing liabilities (“GAP”)	2,914,334	(2,276,647)	(343,302)	78,884	(105,702)	186,012	454,079

Ratio of GAP to total assets	21.5%	(16.8)%	(2.5)%	0.6%	(0.8)%	1.4%	3.3%

Cumulative excess (deficiency) of interest-earning assets over interest-bearing liabilities	2,914,834	638,187	294,885	373,769	268,067	454,079

Cumulative excess (deficiency) of interest-earning assets over interest-bearing liabilities, as a percentage of total assets	21.5%	4.7%	2.2%	2.8%	2.0%	3.3%

(1)	Based on projected decay rates and/or repricing periods.
(2)	Includes loans held for sale.

In addition to preparing and reviewing periodic gap reports which help identify repricing mismatches, BankUnited uses simulation models which estimate the impact on net interest income of various interest rate scenarios, balance sheet trends and strategies. These simulations incorporate assumptions about balance sheet dynamics, such as loan and deposit growth and pricing, changes in funding mix and asset and liability repricing and maturity characteristics based on BankUnited’s expectations for the next 12 months. Simulations are run under various interest rate scenarios to determine the impact on net income and capital. From these scenarios, interest rate risk is quantified and appropriate strategies are developed and implemented. The overall interest rate risk position and strategies are reviewed on an ongoing basis by senior management. Based on the information and assumptions in effect on September 30, 2006, management estimates the impact, on net interest income, of a gradual and parallel 100 basis-point rise or fall in interest rates over the next 12 months to be a decrease of 4.02% or an increase of 2.43%, respectively.

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

BankUnited has interest rate swap agreements that qualify as cash flow hedges. BankUnited uses cash flow hedges to hedge interest rate risk associated with variable rate debt.

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

See note (18) Estimated Fair Value of Financial Instruments for the fair value of derivatives as of September 30, 2006.

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

Management has completed an assessment of BankUnited Financial Corporation’s internal control over financial reporting as of September 30, 2006. This assessment used a framework based on the “Internal Control - Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on this assessment, management concluded that as of September 30, 2006, BankUnited Financial Corporation maintained effective internal control over financial reporting.

Management’s assessment of the effectiveness of BankUnited Financial Corporation’s internal control over financial reporting and the effectiveness of BankUnited Financial Corporation’s internal control over financial reporting as of September 30, 2006 has been audited by PricewaterhouseCoopers LLP, BankUnited Financial Corporation’s independent registered certified public accounting firm, who also audited BankUnited Financial Corporation’s consolidated financial statements as of and for the year ended September 30, 2006, as stated in their attestation report which is included herein.

By:	/s/ Alfred R. Camner
Alfred R. Camner Chairman and Chief Executive Officer, BankUnited Financial Corporation

/s/ Humberto L. Lopez
Humberto L. Lopez Senior Executive Vice President and Chief Financial Officer, BankUnited Financial Corporation

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders of

BankUnited Financial Corporation

We have completed integrated audits of BankUnited Financial Corporation’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of September 30, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of BankUnited Financial Corporation and its subsidiaries at September 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under ITEM 8, that the Company maintained effective internal control over financial reporting as of September 30, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Miami, Florida

December 14, 2006

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,
	2006	2005
	(Dollars in thousands, except per share amounts)
ASSETS
Cash	$53,284	$60,870
Federal Home Loan Bank overnight deposits	12,317	175,249
Federal funds sold	1,054	1,932

Cash and cash equivalents	66,655	238,051

Investment securities available for sale, at fair value	299,909	289,932
Mortgage-backed securities available for sale, at fair value (including assets pledged of $1,094,525 and $1,223,261 at September 30, 2006 and 2005, respectively)	1,225,944	1,626,005
Mortgage loans held for sale at lower of cost or market	9,542	12,196
Loans held in portfolio	11,240,483	7,933,759
Add: Unearned discounts, premiums and deferred loan costs, net	196,601	119,588
Less: Allowance for loan losses	(36,378)	(25,755)

Loans held in portfolio, net	11,400,706	8,027,592

FHLB stock and other earning assets	255,492	190,043
Office properties and equipment, net	48,728	41,072
Real estate owned	729	542
Accrued interest receivable	71,398	41,621
Mortgage servicing rights	20,259	22,101
Goodwill	28,353	28,353
Bank owned life insurance	117,167	112,383
Prepaid expenses and other assets	26,017	37,814

Total assets	$13,570,899	$10,667,705

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest bearing deposits	$5,681,868	$4,361,820
Non-interest bearing deposits	392,264	371,535

Total deposits	6,074,132	4,733,355

Securities sold under agreements to repurchase	1,066,389	1,161,348
Advances from Federal Home Loan Bank	5,174,350	3,820,385
Convertible senior notes	120,000	120,000
Trust preferred securities and subordinated debentures	195,791	195,500
Interest payable	32,006	15,291
Advance payments by borrowers for taxes and insurance	92,717	74,998
Accrued expenses and other liabilities	62,354	39,212

Total liabilities	12,817,739	10,160,089

Commitments and Contingencies (See notes (7), (9), (10) and (15)
Stockholders’ Equity:
Preferred stock, $0.01 par value	10	9
Authorized shares—10,000,000, Issued shares—984,713 and 889,139 Outstanding shares—957,993 and 862,419 Treasury shares—26,720	(528)	(528)
Class A common stock, $0.01 par value	366	302
Authorized shares—60,000,000 Issued shares—36,574,523 and 30,202,220 Outstanding shares—36,140,943 and 29,768,791 Treasury shares—433,580 and 433,429	(5,226)	(5,223)
Class B common stock, $0.01 par value	8	6
Authorized shares—3,000,000 Issued shares—771,262 and 612,762 Outstanding shares—525,062 and 431,562 Treasury shares—246,200 and 181,200	(2,802)	(1,977)
Additional paid-in capital	503,585	342,859
Retained earnings	276,078	193,372
Deferred compensation	2,048	1,695
Accumulated other comprehensive loss	(20,379)	(22,899)

Total stockholders’ equity	753,160	507,616

Total liabilities and stockholders’ equity	$13,570,899	$10,667,705

See accompanying notes to consolidated financial statements

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended September 30,
	2006	2005	2004
	(Dollars and shares in thousands, except earnings per share)
Interest income:
Interest and fees on loans	$623,792	$345,005	$231,524
Interest on mortgage-backed securities	62,377	64,265	80,856
Interest and dividends on investments and other earning assets	27,339	21,606	19,514

Total interest income	713,508	430,876	331,894

Interest expense:
Interest on deposits	199,970	98,313	71,928
Interest on borrowings	247,396	157,156	108,720
Preferred dividends of trust preferred securities and subordinated debentures	15,700	12,942	8,255

Total interest expense	463,066	268,411	188,903

Net interest income before provision for loan losses	250,442	162,465	142,991
Provision for loan losses	10,400	3,800	5,025

Net interest income after provision for loan losses	240,042	158,665	137,966

Non-interest income:
Loan servicing fees	7,139	3,357	3,110
Amortization of mortgage servicing rights	(3,594)	(3,673)	(4,322)
Impairment of mortgage servicing rights	(1,036)	(130)	(1,200)
Loan fees	3,407	2,506	2,540
Deposit fees	5,348	4,422	4,278
Other fees	2,868	2,266	1,920
Net gain on sale of investments and mortgage-backed securities	—	3,742	1,526
Net gain on sale of loans and other assets	13,271	2,370	3,431
Income from insurance and investment services	3,720	4,284	4,361
Loss on swaps	(1,657)	(1,369)	—
Other non-interest income	6,228	5,330	4,926

Total non-interest income	35,694	23,105	20,570

Non-interest expenses:
Employee compensation and benefits	76,211	51,817	43,773
Occupancy and equipment	29,572	24,379	17,399
Telecommunications and data processing	10,192	7,030	5,726
Advertising and promotion expense	6,945	5,579	5,288
Professional fees	6,506	5,556	2,851
Extinguishment of debt	—	35,814	—
Other non-interest expense	20,767	13,680	9,636

Total non-interest expenses	150,193	143,855	84,673

Income before income taxes	125,543	37,915	73,863
Provision for income taxes	41,668	10,378	23,141

Net income	$83,875	$27,537	$50,722

Earnings Per Share:
Basic	$2.43	$0.90	$1.69
Diluted	$2.30	$0.85	$1.58
Weighted average number of common shares outstanding:
Basic	34,297	30,090	29,843
Diluted	36,544	32,339	32,153
Dividends declared per share on common stock	$0.02	$0.02	$—

See accompanying notes to consolidated financial statements

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended September 30, 2006, 2005 and 2004

	Preferred Stock Outstanding		Class A Common Stock Outstanding		Class B Common Stock Outstanding		Paid-in Capital	Retained Earnings	Common Treasury Stock	Preferred Treasury Stock	Deferred Compensation	Accumulated Other Comprehensive Income (Loss) Net of Tax	Total Stockholders Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars in thousands)
Balance at September 30, 2003	712,287	$7	29,139,124	$295	536,562	$6	$328,017	$116,370	$(3,376)	$(528)	$794	$5,788	$447,373

Comprehensive income:
Net income for the year ended September 30, 2004	—	—	—	—	—	—	—	50,722	—	—	—	—	50,722
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	—	—	(13,084)	(13,084)

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	37,638
Payment of preferred stock dividends	—	—	—	—	—	—	—	(379)	—	—	—	—	(379)
Shares acquired through deferred compensation arrangements	—	—	(6,237)	—	(42,500)	—	—	—	(643)	—	—	—	(643)
Deferral of compensation	—	—	—	—	—	—	—	—	—	—	422	—	422
Stock option exercises and restricted stock awards	64,398	1	389,659	4	42,500		8,241	—	—	—	—	—	8,246

Balance at September 30, 2004	776,685	8	29,522,546	299	536,562	6	336,258	166,713	(4,019)	(528)	1,216	(7,296)	492,657

Comprehensive income:
Net income for the year ended September 30, 2005	—	—	—	—	—	—	—	27,537	—	—	—	—	27,537
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	—	—	(15,603)	(15,603)

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	11,934
Payment of stock dividends	—	—	—	—	—	—	—	(878)	—	—	—	—	(878)
Purchase of stock			(89,700)						(2,215)				(2,215)
Shares acquired through deferred compensation arrangements	—	—	—	—	—	—	—	—	(966)	—	—	—	(966)
Deferral of compensation	—	—	—	—	—	—	—	—	—	—	479	—	479
Conversion of shares			145,500	1	(145,500)	(1)							—
Stock option exercises and restricted stock awards	85,734	1	190,445	2	40,500	1	6,601	—	—	—	—	—	6,605

Balance at September 30, 2005	862,419	9	29,768,791	302	431,562	6	342,859	193,372	(7,200)	(528)	1,695	(22,899)	$507,616

Comprehensive income:
Net income for the year ended September 30, 2006	—	—	—	—	—	—	—	83,875	—	—	—	—	83,875
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	—	—	—	2,520	2,520

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	86,395
Payment of stock dividends	—	—	—	—	—	—	—	(1,169)	—	—	—	—	(1,169)
Stock offering			5,750,000	58			150,226	—					150,284
Shares acquired through deferred compensation arrangements	—	—	—	—	—	—	—	—	(828)	—	—	—	(828)
Deferral of compensation	—	—	—	—	—	—	—	—	—	—	353	—	353
Conversion of shares			165,000	2	(165,000)	(2)							0
Stock option exercises and restricted stock awards	95,574	1	457,152	4	258,500	4	10,500	—	—	—	—	—	10,509

Balance at September 30, 2006	957,993	$10	36,140,943	$366	525,062	$8	$503,585	$276,078	$(8,028)	$(528)	$2,048	$(20,379)	$753,160

See accompanying notes to consolidated financial statements

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

For the Years Ended September 30, 2006, 2005 and 2004

The following table presents additional information concerning BankUnited’s other comprehensive income (loss):

	For the Years Ended September 30,
	2006	2005	2004
	(Dollars in thousands)
Net income	$83,875	$27,537	$50,722
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) arising during the period, on securities net of tax expense (benefit) of $1,515, $(7,538), and $(6,908) for 2006, 2005 and 2004, respectively	2,814	(14,000)	(12,830)
Unrealized (losses) gains on cash flow hedges, net of tax (benefit) expense of $(132), $268 and $(183) for 2006, 2005 and 2004, respectively	(245)	497	(340)
Less reclassification adjustment for:
Realized gains on securities sold included in net income, net of tax expense of $1,311 and $297 for 2005 and 2004, respectively	—	2,434	551
Realized gains (losses) on cash flow hedges, net of tax expense (benefit) of $26, $(180), and $(343) for 2006, 2005, and 2004, respectively	49	(334)	(637)

Total other comprehensive income (loss), net of tax	2,520	(15,603)	(13,084)

Total comprehensive income	$86,395	$11,934	$37,638

See accompanying notes to consolidated financial statements.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,
	2006	2005	2004
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$83,875	$27,537	$50,722
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	10,400	3,800	5,025
Depreciation and amortization	9,826	5,959	4,417
Adjustments to the carrying value of real estate owned	81	972	725
Net increase in negative amortization on option ARM loans	(77,348)	(11,735)	—
Amortization of fees, discounts and premiums, net	74,619	32,260	28,321
Amortization of mortgage servicing rights	3,594	3,673	4,322
Amortization of restricted stock and other awards	5,522	2,761	2,421
Amortization of issuance cost of long-term debt	1,304	1,304	1,659
Revaluation loss (gain) from derivatives	1,597	1,309	(919)
Increase in bank owned life insurance cash surrender value	(4,785)	(4,173)	(4,055)
Net (gain) loss on sale of investments and mortgage-backed securities	—	(3,742)	(1,526)
Net gain on sale of loans and other assets	(13,271)	(2,370)	(3,431)
Net gain on sale of real estate owned	(445)	(820)	(813)
Impairment of mortgage servicing rights	1,036	130	1,200
Impairment of investments	400	—	—
Loans originated for sale, net of repayments	(493,845)	(225,018)	(337,466)
Proceeds from sale of loans held for sale	368,667	68,342	152,943
Increase in accrued interest receivable	(29,777)	(10,179)	(3,743)
Increase (decrease) in interest payable	16,715	1,240	(280)
Increase (decrease) in accrued taxes	11,962	252	(504)
Increase (decrease) in other liabilities	10,116	14,845	(18,087)
(Increase) decrease in prepaid expenses and other assets	8,896	(14,034)	12,390
Other, net	(3,139)	(3,251)	(10,198)

Net cash used in operating activities	(14,000)	(110,938)	(116,877)

Cash flows from investing activities:
Net increase in loans held in portfolio	(3,398,671)	(2,830,500)	(1,738,454)
Purchase of investment securities available for sale	(36,712)	(86,752)	(48,398)
Purchase of mortgage-backed securities available for sale	—	(860)	(1,115,796)
Purchase of FHLB stock and other earning assets	(225,364)	(122,439)	(134,485)
Purchase of office properties and equipment	(17,338)	(20,976)	(10,603)
Purchase of bank owned life insurance	—	(20,000)	—
Proceeds from repayments of investment securities available for sale	25,836	295	3,076
Proceeds from repayments of mortgage-backed securities available for sale	399,301	616,142	929,677
Proceeds from repayments of FHLB stock and other earning assets	159,915	88,562	101,750
Proceeds from sale of investment securities available for sale	—	119,906	6,577
Proceeds from sale of mortgage-backed securities available for sale	163,289	482,320	526,421
Proceeds from sale of real estate owned and other assets	1,155	5,008	6,511
Proceeds from sale of office properties and equipment	62	—	—

Net cash used in investing activities	(2,928,527)	(1,769,294)	(1,473,724)

(Continued on next page)

See accompanying notes to consolidated financial statements

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	For the Years Ended September 30,
	2006	2005	2004
	(Dollars in thousands)
Cash flows from financing activities:
Net increase in deposits	1,340,777	1,205,093	292,156
Additions to long-term Federal Home Loan advances	3,685,250	1,639,000	900,000
Repayments of long-term Federal Home Loan advances	(2,406,285)	(1,419,000)	(405,000)
Net increase in short-term Federal Home Loan advances	75,000	486,067	159,027
Net (decrease) increase in other borrowings	(94,959)	(20,889)	664,940
Net increase in advances from borrowers for taxes and insurance	17,719	15,027	12,890
Repayment of senior notes	—	—	(200,000)
Net proceeds from issuance of convertible senior notes	—	—	116,446
Net proceeds from issuance of trust preferred securities	—	30,927	—
Net proceeds from issuance of stock	154,263	1,565	3,555
Purchase of stock	—	(2,215)	—
Tax benefit from stock-based compensation	533	1,692	1,962
Dividends paid on stock	(1,169)	(878)	(379)

Net cash provided by financing activities	2,771,131	1,936,389	1,545,597

(Decrease) increase in cash and cash equivalents	(171,396)	56,157	(45,004)
Cash and cash equivalents at beginning of period	238,051	181,894	226,898

Cash and cash equivalents at end of period	$66,655	$238,051	$181,894

Supplemental disclosure of cash flow activity:
Interest paid on deposits and borrowings	$446,351	$254,229	$189,183
Income taxes paid	$29,700	$10,759	$17,114
Supplemental schedule of non-cash investing and financing activities:
Securitization of mortgage loans and accrued interest	$—	$508,953	—
Exchange of loans for mortgage-backed securities in loan sales transaction with FNMA and FHLMC	$162,295	$176,184	$378,421
Transfer of loans from portfolio to Loans held for sale	$1,116,192	$636,393	$—
Transfer of loans held for sale to portfolio	$4,181	$—	$70,760
Transfers from loans to real estate owned	$1,041	$4,064	$3,666
Securities sold pending settlement	$—	$3,780	$—

See accompanying notes to consolidated financial statements.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

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

(a)    Basis of Presentation and Principles of Consolidation

With the exception of certain trust subsidiaries which do not meet the criteria for consolidation, (see FIN No. 46 and FIN No. 46R in (t) Impact of Certain Accounting Pronouncements of this note) the consolidated financial statements include the accounts of BankUnited and its subsidiaries, including BankUnited, FSB (the “Bank”). The Bank provides a full range of banking services to individual and corporate customers through its branch network in Florida. The Bank is subject to the regulations of certain federal agencies and undergoes periodic examinations by the Office of Thrift Supervision. All significant inter-company transactions and balances associated with consolidated subsidiaries have been eliminated.

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

Material estimates included in the consolidated financial statements, that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of mortgage servicing rights. In addition, material estimates of compensation cost in connection with BankUnited’s stock-based compensation plans, have been determined based on the fair value at the grant dates for stock option awards consistent with the methodology prescribed by SFAS No. 123R. These estimates may also differ significantly from actual results.

(b)    Cash and Cash Equivalents

Cash and cash equivalents include cash, Federal Home Loan Bank overnight deposits, federal funds sold and securities purchased under agreements to resell with original maturities of three months or less. The collateral held by the Bank for securities purchased under agreements to resell consists of the securities underlying those agreements.

The Bank must comply with Federal Reserve Board regulations requiring the maintenance of reserves against its transaction accounts (primarily interest-bearing and non-interest-bearing checking accounts) and non-personal time deposits. As of September 30, 2006, the Bank had exceeded cash reserve requirements that must be maintained at the FHLB for this purpose.

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

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2006

Management evaluates securities for other than temporary impairment on a quarterly basis. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer of the securities; and the intent and ability of BankUnited to retain the security in order to allow for an anticipated recovery in fair value. If, based upon the analysis, it is determined that the impairment is other-than-temporary, the security is written down to fair value, and a loss is recognized through earnings.

(d)    Loans

Loans held in portfolio

Loans held in the portfolio are considered long-term investments and, accordingly, are carried at historical cost. The loan portfolio consists primarily of real estate loans collateralized by first mortgages.

Mortgage loans held for sale

BankUnited originates loans that are held for sale in the secondary market to government-sponsored entities and other investors. Mortgage loans held for sale are either recorded at the lower of cost or market, determined in the aggregate or at fair value when they are designated as the hedged item in a hedging relationship under SFAS No. 133. The fair value of loans held for sale is based on observable market prices.

(e)    Allowance for Loan Losses

BankUnited’s allowance for loan losses is established and maintained at a level management deems prudent and adequate to cover probable losses on loans based upon a periodic evaluation of current information of the risks inherent in its loan portfolio. When evaluating loan loss allowances, management reviews performing and non-performing loans separately. There are several elements that management evaluates to estimate the loan loss allowance for BankUnited’s loan portfolio. The elements evaluated, and how they are applied to each portion of the portfolio, are as follows:

•	An allowance for loan losses present in the performing portion of the loan portfolio. This allowance is established based on historical loan loss analysis supplemented by peer loss analysis.

•	An allowance for estimated losses on various pools of non-performing loans is made. This element is evaluated for each of the portfolio components based on the internal loan grading system. Historical loan losses, current trends in delinquencies and charge-offs, peer group analysis, and other relevant factors are considered.

•	An allowance for losses based upon specific evaluations of impaired loans in accordance with Statement of Financial Accounting Standard, (“SFAS”) No. 114 is made. These loans are loans, other than consumer and residential loans, for which collection in full according to the contractual terms is doubtful and which are classified as such in the Bank’s internal loan grading system. Impaired loans are evaluated individually based on an examination of the current financial information of the borrower and an estimate of the value of the collateral, if the loan is collateral dependent. If the carrying value of any of these loans is greater than the estimated net realizable value of the property or of the collateral securing these loans, a reserve is established for the difference.

•	An additional risk management allowance is made based on factors such as general economic and political conditions, concentrations of credit, economic trends and other conditions in specific

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2006

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

(h)    Office Properties and Equipment, net

Office properties and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is calculated based on the straight line method using the estimated service lives of the assets for office building (30 years), furniture fixtures and equipment (seven to ten years), and computer equipment and software (three to five years), or with leasehold improvements, the expected term of the lease at inception and or the useful life of the improvement, whichever is shorter. Repair and maintenance costs are charged to operations as incurred, and improvements are capitalized.

(i)    Real Estate Owned

Property acquired through foreclosure or deed in lieu of foreclosure is carried at the lower of the related principal balance at foreclosure or estimated fair value less estimated costs to sell the property. Any excess of the loan balance over the fair value less estimated costs to sell the property is charged to the allowance for loan losses at the time of foreclosure. The carrying value is reviewed periodically and, when necessary, any decline in the value of the real estate is charged to operations. Significant property improvements, which enhance the

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2006

salability of the property are capitalized to the extent that the carrying values do not exceed their estimated realizable values. Maintenance and carrying costs on the property are charged to operations as incurred. In connection with real estate owned, management obtains independent appraisals for properties.

(j)    Accrued Interest Receivable

Recognition of interest on the accrual method is generally discontinued when interest or principal payments on loans are greater than 90 days in arrears. At the time a loan is placed on non-accrual status, previously accrued and uncollected interest is reversed against interest income in the current period. Loans are returned to accrual status when they become less than 90 days delinquent. Payment option loans allow borrowers to pay a minimum payment that may not cover interest accrued on the loan for the month and this would result in deferred interest being added to the loan balance.

(k)    Mortgage Servicing Rights and Transfers

Mortgage Servicing Rights

BankUnited recognizes mortgage servicing rights (MSR) as assets when it sells loans and retains the right to service those loans. The value of servicing assets is derived from estimated future revenues from contractually specified servicing fees, late charges, prepayment fees and other ancillary revenues that are expected to be more than adequate compensation to cover the costs associated with performing the service, and is generally expressed as a percent of the unpaid principal balance of the loans being serviced. Estimated future revenues are determined using the estimated future balance of the underlying mortgage loan portfolio, which, absent new purchases, declines over time from prepayments and cash flows. MSR assets are carried at the lower of cost or market and amortized in proportion to and over the period of estimated net servicing income. BankUnited charges impairment as a direct write-down of its MSR assets. BankUnited does not currently utilize a valuation allowance for recognizing impairment of its MSR assets. BankUnited assesses the MSR assets for impairment based on the fair value of those assets as determined by independent third parties. Fair values are determined by stratifying the servicing assets by product and interest rates.

Servicing fees and the amortization of MSR assets are reported separately from other ancillary fees in BankUnited’s consolidated statement of operations.

Transfers

When BankUnited sells (transfers) mortgage loans for securitization it may acquire beneficial interests in the securities created as well as the rights to service the loans underlying the securities. Gains or losses on these transactions are recognized only for the portion of securities that are not acquired by BankUnited. Expenses related to the transaction are not deferred but are included in the gain or loss calculation. The book values of securities retained by BankUnited are based on their relative fair values at the date of transfer. BankUnited classifies retained securities as available for sale in its Consolidated Statement of Financial Condition, which are carried at fair value. BankUnited obtains fair values of its retained securities, at both the date of securitization and at each reporting date, from independent third parties.

BankUnited has not yet adopted SFAS No. 156 “Accounting for Servicing of Financial Assets.” which would recognize MSR arising from securitization transactions at fair market value. See Note 5, Servicing and Transfers of Mortgage Loans, for more information about BankUnited’s Mortgage Servicing Rights assets.

(l)    Goodwill

Goodwill represents the excess of purchase price over the fair value of net assets acquired by BankUnited. BankUnited no longer amortizes goodwill, however, its carrying value is tested annually for impairment as

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2006

required by SFAS 142. BankUnited measures goodwill impairment for the company as a whole by comparing the fair value of its net assets to the carrying value. Market capitalization, which is an indication of the value the market places on a company, is the basis for the fair value of net assets.

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

(o)    Income Taxes

BankUnited and its subsidiaries, other than BU REIT, Inc., file a consolidated federal income tax return. Since 2003, BankUnited and its subsidiaries have filed separate tax returns for each state jurisdiction. Deferred income taxes have been provided for elements of income and expense, which are recognized for financial reporting purposes in periods different than those for which such items are recognized for income tax purposes. BankUnited accounts for income taxes utilizing the asset and liability method, which applies the enacted statutory rates in effect at the statement of financial condition date to differences between the book and tax bases of assets and liabilities. The resulting deferred tax liabilities and assets are adjusted to reflect changes in tax laws.

(p)    Earnings per Share

Basic earnings (loss) per share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of BankUnited. Computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on earnings (loss) per share.

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

(q)    Stock Options and Restricted Stock

Beginning with the fiscal year ended September 30, 2006, BankUnited adopted SFAS No. 123R, which recognizes share-based compensation for stock options and restricted stock grants. In prior years, BankUnited applied APB No 25 and recognized compensation expense only on restricted stock.

Stock options are granted to employees and directors at an exercise price generally at or above the fair market value of the underlying stock on the date of the grant. The proceeds from the exercise of options are

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2006

credited to common stock for the par value of the shares issued. Tax benefits related to share-based compensation are recognized in accordance with SFAS No 123R.

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

Performance-based restricted stock is issued and amortized from grant date based on the expected performance and accounted for in accordance with FAS 123(R). Compensation from performance-based restricted stock is earned by accomplishing predetermined performance goals during the performance period and the Compensation Committee determines the final amount of the award. Award goals are evaluated during the performance period and adjusted if necessary based on the goals results that are expected to be accomplished. Any determined changes in the results are adjusted in the financial statements in the period that the determination is made.

(r)    Segment Reporting

Public companies are required to report certain financial information about significant revenue-producing segments of the business for which such information is available and utilized by the chief operating decision maker. Specific information to be reported for individual operating segments includes a measure of profit and loss, certain revenue and expense items, and total assets. As a community-oriented financial institution, substantially all of BankUnited’s operations involve the delivery of loan and deposit products to customers. Management makes operation decisions and assesses performance based on an ongoing review of these banking operations, which constitute BankUnited’s only operating segment.

(s)    Derivative Instruments Held for Purposes Other Than Trading

BankUnited enters into derivative contracts as a means of reducing its interest rate exposures. No derivatives are held for trading purposes. At inception these contracts, i.e., hedging instruments, are evaluated in order to determine if they qualify for hedge accounting. The hedging instrument must be highly effective in achieving offsetting changes in the hedge instrument and hedged item attributable to the risk being hedged. Any ineffectiveness, which arises during the hedging relationship is recognized in non-interest expense in the period in which it arises. All derivatives are valued at fair value and included in other assets or other liabilities. For fair value hedges, the changes in the fair value of the hedged item and changes in fair value of the derivative were recognized in non-interest income; in April 2006, BankUnited discontinued fair value hedging. For cash flow hedges, the unrealized changes in fair value to the extent effective are recognized in other comprehensive income. The fair value of cash flow hedges related to forecasted transactions is recognized in non-interest expense in the period when the forecasted transaction occurs. Any ineffectiveness related to cash flow-hedges is recorded in interest expense.

Residential mortgage loan commitments related to loans to be sold are required to be accounted for as derivatives at fair value, along with all forward sales contracts for loans to be sold. The commitments and forward sales contracts are recorded as either assets or liabilities in the consolidated statement of financial condition with the changes in fair value recorded in non-interest expense. Forward contracts may be allocated to

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2006

loans held for sale in a relationship that qualifies for hedge accounting, in which case any ineffectiveness is charged to earnings under non-interest expense with an offset in other liabilities, no hedging of this type occurred in 2006. See Note 10, Accounting for Derivatives and Hedging Activities, for more information about BankUnited’s Derivatives and Hedging Activities.

(t)    Impact of Certain Accounting Pronouncements

SFAS No. 123R

In March 2004, the FASB issued a statement to revise Statement of Financial Accounting Standards (“SFAS”) No. 123 and SFAS No. 95, “Share-Based Payment,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The Statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires instead that such transactions be accounted for using a fair-value-based method. The Securities and Exchange Commission required companies to implement SFAS No. 123R by the beginning of the next fiscal year that began on or after June 15, 2005. On October 1, 2005, BankUnited implemented SFAS No. 123R using the modified prospective method of transition. See Note 13, Stock Based Compensation, for more information about BankUnited’s stock-based compensation programs.

FIN No. 46 and FIN No. 46R

In January 2003, FASB issued FASB Interpretation No. 46 (“FIN No. 46”), an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN No. 46 establishes the criteria used to identify variable interest entities and to determine whether or not to consolidate a variable interest entity. This interpretation was effective immediately for variable interest entities created after January 31, 2003 and in the first fiscal year or interim period beginning after December 15, 2003, for variable interest entities in which a variable interest was acquired prior to February 1, 2003. Prior to FIN No. 46, BankUnited eliminated the investments in all of its trust subsidiaries and reported trust preferred securities in the liability section of BankUnited’s Consolidated Statement of Financial Condition. On December 24, 2003, the FASB issued a revision to FASB Interpretation 46 (“FIN No. 46R”) to clarify some of the provisions of FIN No. 46. Under the new guidance contained in FIN No. 46R, special effective date provisions apply to enterprises that have fully or partially applied FIN No. 46 prior to issuance of FIN No. 46R. Under the original provisions of FIN No. 46, beginning with the interim period beginning after June 15, 2003, BankUnited would no longer consolidate variable interest entities in which a variable interest was acquired prior to February 1, 2003 that do not meet the consolidation criteria under FIN No. 46. Under the new guidance contained in FIN No. 46R, the effective date was moved up to the first interim period ending after December 15, 2003 for special purpose entities only. Currently, BankUnited Capital is the only trust subsidiary consolidated by BankUnited. BankUnited meets the consolidation criteria under FIN No. 46 with respect to BankUnited Capital due to its ownership of the majority of preferred shares issued by that trust. As a result of FIN No. 46, BankUnited recognizes investments in common securities of its non-consolidated trust subsidiaries in other assets and reports the amount of subordinated debentures issued by BankUnited Financial Corporation to those trust subsidiaries in the liability section of its Consolidated Statement of Financial Condition. FIN No. 46 does not require restatement of prior year balances. FIN No. 46 and FIN No. 46R have not had a significant impact on BankUnited’s consolidated financial condition or results of operations. The following information is being provided in accordance with disclosure requirements of FIN No. 46R.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2006

BankUnited operates wholly-owned trust subsidiaries (“Trust Subsidiaries”) for the purpose of issuing Trust Preferred Securities and investing the proceeds from the sale thereof in Junior Subordinated Deferrable Interest Debentures issued by BankUnited (the “Subordinated Debentures”). All of the proceeds of the Trust Preferred Securities plus common securities issued by the Trust Subsidiaries are invested in Subordinated Debentures, which represent the sole assets of the Trust Subsidiaries. The Trust Preferred Securities pay preferential cumulative cash distributions at the same rate as the Junior Subordinated Debentures held by the Trust Subsidiaries. As of September 30, 2006, BankUnited had investments in the common stock of its Trust Subsidiaries of $8.0 million and Subordinated Debentures sold to its Trust Subsidiaries totaling $198.5 million. The Trust Subsidiaries had liabilities of $190.5 million in the form of Trust Preferred Securities.

SAB No. 105

On March 9, 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 105, (“SAB No. 105”) “Application of Accounting Principles to Loan Commitments.” SAB No. 105 pertains to recognizing and disclosing loan commitments, and is effective for commitments to originate mortgage loans held for sale that are entered into after March 31, 2004. Accounting guidance issued prior to SAB No. 105 requires entities, that make mortgage-loan commitments on loans it intends to sell, to recognize them at fair value through expiration or funding, but does not address how to measure fair value. SAB No. 105 clarifies this guidance by defining measurement of fair value at the balance sheet date as only the difference between the guaranteed interest rate in the loan commitment and market interest rate, excluding any expected future cash flows related to customer relationships or loan servicing. Prior to SAB No. 105, BankUnited based the fair value of loan commitments held for sale solely on the relationship to market interest rate, absent any expected cash flows from the customer relationship or servicing rights, therefore, SAB No. 105 has not had an impact on BankUnited’s consolidated financial condition or results of operations.

FASB Staff Position Nos. FAS 115-1 and FAS 124-1

This FASB Staff Position (FSP) addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary-impairments. This guidance is effective for reporting periods beginning after December 15, 2005 and was effective beginning the quarter ended March 31, 2006. BankUnited performs impairment assessment on a quarterly basis. BankUnited recorded a $400,000 impairment charge on a specific security, which BankUnited anticipated selling before full recovery during the fiscal year ended September 30, 2006.

EITF Issue No. 04-8

The Emerging Issues Task Force (EITF) of the FASB reached a consensus position Issue No. 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect of Diluted Earnings Per Share”, which could have required that the dilutive effect of contingently convertible debt instruments such as BankUnited’s 3.125% Convertible Senior Notes (the “Notes”), be reflected in BankUnited’s calculation of diluted earnings per share for reporting periods ending after December 15, 2004. Previous accounting rules provided for the exclusion of the effect of the contingently convertible instruments until the contingency had been satisfied.

In December 2004, BankUnited entered into a First Supplemental Indenture (the “First Supplemental Indenture”), in respect of its $120 million aggregate principal amount of the Notes. The First Supplemental Indenture amends the indenture governing the Notes dated as of February 27, 2004 (the “Indenture”), between BankUnited and the Trustee.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2006

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

SFAS No. 155

In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments.” This statement amends SFAS No 133 “Accounting for Derivative Instruments and Hedging Activities”, and No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.

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

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2006

Management does not expect this statement to have a material effect on BankUnited’s financial statements.

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

Management does not expect this statement to have a material effect on BankUnited’s financial statements.

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

Management does not expect this interpretation to have a material effect on BankUnited’s financial statements.

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice.

A single definition of fair value, together with a framework for measuring fair value, should result in increased consistency and comparability in fair value measurements. The expanded disclosures about the use of fair value to measure assets and liabilities should provide users of financial statements with better information about the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings for the period.

This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Therefore, BankUnited will adopt this statement, as applicable, in its fiscal year beginning October 1, 2008.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2006

Management does not expect this statement to have a material effect on BankUnited’s financial statements.

SAB No. 108

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, (“SAB No. 108”) “Financial Statements – Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.”

SAB No. 108 addresses how to quantify the effect of an error on the financial statements concluding that dual balance sheet and income approach be used to compute the impact of the amount of a misstatement. Specifically, the amount should be computed using both the “rollover” (income statement perspective) and “iron curtain” (balance sheet perspective) methods.

SAB No. 108 will be effective for fiscal years ending after November 15, 2006. Therefore, BankUnited will adopt it, as applicable, in its fiscal year beginning October 1, 2006.

(u)    Financial Statement Reclassifications

Certain prior period amounts have been reclassified to conform to the September 30, 2006 consolidated financial statements.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2006

(2)    Earnings per Share

Earnings per share is calculated as follows:

	For the Years Ended September 30,
	2006	2005	2004
	(In thousands, except per share amounts)
Basic earnings per share:
Numerator:
Net income	$83,875	$27,537	$50,722
Preferred stock dividends	473	431	379

Net income available to common stockholders	$83,402	$27,106	$50,343

Denominator:
Weighted average common shares outstanding	34,297	30,090	29,843

Basic earnings per share	$2.43	$0.90	$1.69

Diluted earnings per share:
Numerator:
Net income available to common stockholders	$83,402	$27,106	$50,343
Plus:
Convertible preferred stock dividends	473	431	379

Diluted net income available to common stockholders	$83,875	$27,537	$50,722

Denominator:
Weighted average common shares outstanding	34,297	30,090	29,843
Plus:
Stock options and restricted stock	1,333	1,427	1,543
Convertible preferred stock	914	822	767

Diluted weighted average shares outstanding	36,544	32,339	32,153

Diluted earnings per share (1)	$2.30	$0.85	$1.58

(1)	During the fiscal years ended September 30, 2006, 2005, and 2004, BankUnited did not consider potential common shares of 454,922, 392,996, and 17,180, respectively, in the computation of diluted earnings per share because to do so would have been antidilutive.

(3)    Investments and Mortgage-backed Securities Available for Sale

Investments Securities Available for Sale

Presented below is an analysis of investments designated as available for sale.

	September 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. government sponsored entity debt securities	$70,599	$—	$(683)	$69,916
Preferred stock of U.S. government sponsored entities	95,696	100	(4,541)	91,255
Trust preferred securities of other issuers	23,056	361	(67)	23,350
Mutual funds and other bonds	116,160	43	(4,159)	112,044
Other equity securities	3,097	247	—	3,344

Total	$308,608	$751	$(9,450)	$299,909

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2006

	September 30, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. government sponsored entity debt securities	$72,637	$—	$(1,203)	$71,434
Preferred stock of U.S. government sponsored entities	96,085	15	(4,523)	91,577
Trust preferred securities of other issuers	23,120	379	(72)	23,427
Mutual funds and other bonds	105,628	29	(3,225)	102,432
Other equity securities	1,011	51	—	1,062

Total	$298,481	$474	$(9,023)	$289,932

Investment securities at September 30, 2006, by contractual maturity, are shown below.

	Available for Sale
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$50,614	$50,348
Due after one year through five years	30,477	30,005
Due after five years through ten years	1,102	1,093
Due after ten years	56,263	55,912
Equity securities	170,152	162,551

Total	$308,608	$299,909

Mortgage-backed Securities Available for Sale

Presented below is an analysis of mortgage-backed securities designated as available for sale:

	September 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
FNMA mortgage-backed securities	$211,207	$62	$(7,612)	$203,657
FHLMC mortgage-backed securities	63,391	24	(1,668)	61,747
Collateralized mortgage obligations	6,860	42	(26)	6,876
Mortgage pass-through certificates (1)	967,207	396	(13,939)	953,664

Total	$1,248,665	$524	$(23,245)	$1,225,944

	September 30, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
FNMA mortgage-backed securities	$266,564	$168	$(7,624)	$259,108
FHLMC mortgage-backed securities	80,659	53	(1,248)	79,464
Collateralized mortgage obligations	9,065	1,308	(29)	10,344
Mortgage pass-through certificates (1)	1,296,773	376	(20,060)	1,277,089

Total	$1,653,061	$1,905	$(28,961)	$1,626,005

(1)	Included in BankUnited’s portfolio of mortgage-backed securities as of September 30, 2006 and 2005, were securities with a fair value of $230 million and $279 million, respectively, retained from BankUnited’s mortgage loans securitization from September 2005

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2006

Mortgage-backed securities at September 30, 2006, by contractual maturity and adjusted for anticipated prepayments, are shown below.

	Available for Sale
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$327,427	$324,362
Due after one year through five years	809,902	801,288
Due after five years through ten years	90,242	79,200
Due after ten years	21,094	21,094

Total	$1,248,665	$1,225,944

Based on the internal model used by BankUnited, estimated average duration of the mortgage-backed securities portfolio as of September 30, 2006 was 1.53 years. This duration extends to 1.91 years in a hypothetical scenario that immediately adds 100 basis points to market interest rates. The model used by BankUnited is based on assumptions that may differ from the eventual outcome.

The following tables provide information on unrealized losses for investments and mortgage-backed securities available for sale as of September 30, 2006 and 2005.

	As of September 30, 2006
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)
	(In thousands)
Available for sale securities
Investment securities:
Trust preferred securities of other issuers	$1,996	$(5)	$1,938	$(62)	$3,934	$(67)
U.S. government sponsored entity debt securities (2)	—	—	69,916	(683)	69,916	(683)
Preferred stock of U.S. government sponsored entities (2)	37,156	(2,859)	24,361	(1,682)	61,517	(4,541)
Mutual funds and other bonds (3)	8,273	(166)	91,178	(3,993)	99,451	(4,159

Total investment securities	$47,425	$(3,030)	$187,393	$(6,420)	$234,818	$(9,450)

Mortgage-backed securities:
FNMA mortgage-backed securities	$252	$(1)	$198,578	$(7,611)	$198,830	$(7,612)
FHLMC mortgage-backed securities	—	—	59,534	(1,668)	59,534	(1,668)
Collateralized mortgage obligations	—	—	1,355	(26)	1,355	(26)
Mortgage pass-through certificates	20,730	(154)	862,145	(13,785)	882,875	(13,939)

Total mortgage-backed securities	$20,982	$(155)	$1,121,612	$(23,090)	$1,142,594	$(23,245)

(1)	These unrealized losses are not considered to be other- than- temporary based on management’s evaluation. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer of the securities; and the intent and ability to retain the security in order to allow for an anticipated recovery in fair value.
(2)	U.S. Government sponsored entities include FNMA and FHLMC.
(3)	Underlying assets of mutual funds consist primarily of mortgage-backed securities.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2006

	As of September 30, 2005
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)
	(In thousands)
Available for sale securities
Investment securities:
Trust preferred securities of other issuers	$—	$—	$1,929	$(72)	$1,929	$(72)
U.S. government sponsored entity debt securities (2)	71,434	(1,203)	—	—	71,434	(1,203)
Preferred stock of U.S. government sponsored entities (2)	61,466	(3,455)	25,171	(1,068)	86,637	(4,523)
Mutual funds and other bonds (3)	8,000	(30)	80,193	(3,195)	88,193	(3,225)

Total investment securities	$140,900	$(4,688)	$107,293	$(4,335)	$248,193	$(9,023)

Mortgage-backed securities
FNMA mortgage-backed securities	$35,627	$(666)	$214,523	$(6,958)	$250,150	$(7,624)
FHLMC mortgage-backed securities	1,268	(8)	74,379	(1,240)	75,647	(1,248)
Collateralized mortgage obligations	—	—	2,047	(29)	2,047	(29)
Mortgage pass-through certificates	580,892	(4,666)	647,519	(15,394)	1,228,411	(20,060)

Total mortgage-backed securities	$617,787	$(5,340)	$938,468	$(23,621)	$1,556,255	$(28,961)

(1)	These unrealized losses are not considered to be other- than- temporary based on management’s evaluation. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer of the securities; and the intent and ability to retain the security in order to allow for an anticipated recovery in fair value.
(2)	U.S. Government sponsored entities include FNMA and FHLMC.
(3)	Underlying assets of mutual funds consist primarily of mortgage-backed securities.

Proceeds from sales of investment securities were $0, $120 million and $7 million for the years ended September 30, 2006, 2005 and 2004, respectively. Realized gains from these sales were $0, $4.1 million and $0.9 million for the years ended September 30, 2006, 2005 and 2004, respectively. Realized losses from these sales were of $0, $0 and $0 for the years ended September 30, 2006, 2005 and 2004, respectively.

Proceeds from sales of mortgage-backed securities were $163 million, $482 million, and $526 million for the years ended September 30, 2006, 2005, and 2004, respectively. Realized gains from these sales were $0, $0, and $0.6 million for the years ended September 30, 2006, 2005 and 2004, respectively. Realized losses from these sales were $0, $0.4 million, and $0 million for the years ended September 30, 2006, 2005, and 2004, respectively.

At September 30, 2006, and 2005 investment and mortgage-backed securities with an aggregate carrying value of approximately $1.1 billion and $1.2 billion, respectively were pledged as collateral for repurchase agreements.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2006

(4)    Loans Held in Portfolio

Loans held in portfolio consist of the following:

	As of September 30,
	2006		2005
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
One-to-four family residential:
Residential mortgages	$8,967,323	78.6%	$5,999,713	74.7%
Specialty consumer mortgages	694,590	6.1	678,609	8.5

Total one-to-four family residential	9,661,913	84.7	6,678,322	83.2
Home equity loans and lines of credit	355,822	3.1	257,789	3.2
Multi-family	85,544	0.8	111,444	1.4
Commercial real estate	413,637	3.6	344,503	4.3
Construction	174,466	1.5	87,113	1.1
Land	337,023	3.0	235,829	2.9

Total real estate loans	11,028,405	96.7	7,715,000	96.1

Other loans:
Commercial	194,269	1.7	199,344	2.5
Consumer	17,809	0.2	19,415	0.2

Total other loans	212,078	1.9	218,759	2.7

Total loans held in portfolio (1)	11,240,483	98.6	7,933,759	98.8
Unearned discounts, premiums and deferred loan costs, net	196,601	1.7	119,588	1.5
Allowance for loan losses	(36,378)	(0.3)	(25,755)	(0.3)

Total loans held in portfolio, net	$11,400,706	100.0%	$8,027,592	100.0%

(1)	As of September 30, 2006, BankUnited had $20.7 million of non-accrual loans and no loans past due more than 90 days and still accruing. As of September 30, 2005, BankUnited had $8.4 million of non-accrual loans and no loans past due more than 90 days and still accruing.

As of September 30, 2006, approximately $7.6 billion, or 67%, of all secured loans were secured by properties in Florida. No other state represented more than 5.5% of BankUnited’s loan portfolio secured by real estate. As of September 30, 2005, approximately $5.9 billion, or 77%, of all secured loans were secured by properties in Florida. No other state represented more than 5.5% of BankUnited’s loan portfolio secured by real estate.

As of September 30, 2006, the Bank had pledged approximately $8.2 billion of mortgage loans as collateral for advances from the Federal Home Loan Bank of Atlanta. As of September 30, 2005, the Bank had pledged approximately $5.7 billion of mortgage loans as collateral for advances from the Federal Home Loan Bank of Atlanta.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2006

The following table provides the composition of BankUnited’s one-to-four family residential loans as of September 30, 2006 and September 30, 2005, including loans held for sale.

	As of September 30, 2006		As of September 30, 2005
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
One-to-four family residential loans:
Fixed rate loans	$1,273,240	13.1%	$996,455	14.9%
Adjustable rate loans (ARM):
Option ARM	6,662,052	68.9	3,858,726	57.7
Non Option ARM	1,736,163	18.0	1,835,337	27.4

Total ARM loans	8,398,215	86.9	5,694,063	85.1

Total one-to-four family residential loans, including loans held for sale	$9,671,455	100.0%	$6,690,518	100.0%

Option ARM loans represented 59.2% and 48.6% of total loans outstanding as of September 30, 2006 and September 30, 2005, respectively. As of September 30, 2006, option ARM loans with a balance of $5.0 billion, representing 75% of the option ARM portfolio, had $89 million of negative amortization above their original principal balance. As of September 30, 2005, option ARM loans with a balance of $2.0 billion, representing 53% of the option ARM portfolio, had negative amortization of $12 million above their original principal balance.

Changes in the allowance for loan losses are as follows:

	For the Years Ended September 30,
	2006	2005	2004
	(In thousands)
Balance at beginning of period	$25,755	$24,079	$22,295
Provision	10,400	3,800	5,025
Loans charged-off	(1,273)	(3,189)	(3,110)
Recoveries	1,496	1,065	468
Reclassification of letter of credit reserve to other liabilities	—	—	(599)

Balance at end of period	$36,378	$25,755	$24,079

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2006

The following table sets forth information concerning impaired loans:

	As of September 30,
	2006		2005
	Outstanding Principal	Allowance for loan losses	Outstanding Principal	Allowance for loan losses
	(In thousands)
Commercial real estate	$7,000	$1,330	$—	$—
Home equity line of credit	—	—	73	73
Commercial	3,998	1,979	2,203	1,542

Total	$10,998	$3,309	$2,276	$1,615

See Note (19) Subsequent Events to the Notes to Consolidated Financial Statements

(5)    Servicing and Transfers of Mortgage Loans

Servicing

At September 30, 2006, and 2005 BankUnited was servicing loans for others of approximately $1.6 billion, and $1.7 billion, respectively. As of September 30, 2006, and 2005 BankUnited had MSR assets with a carrying amount of $20.3 million, and $22.1 million, respectively.

Management obtains a valuation of its MSR assets each quarter end from independent third parties, which is used by management to assess those assets for impairment. For purposes of determining the fair value of BankUnited’s MSR assets, and any resulting impairment, MSR are stratified by product and interest rates, which are the risk characteristics of the loans being serviced.

The following table provides activity related to BankUnited’s MSR assets during fiscal years 2006 and 2005:

	For the Years Ended September 30,2006
	MSR From loan sales	MSR Securitization	Total MSR
	(In thousands)
Beginning Balance October 1, 2005	$15,203	$6,898	$22,101
New MSR assets from loans sales and transfers	2,788		2,788
Amortization of MSR assets	(2,363)	(1,231)	(3,594)
Impairment of MSR assets		(1,036)	(1036)
Ending Balance September 30, 2006	$15,628	$4,631	$20,259
Fair Value at September 30, 2006	$15,701	$4,631	$20,332

	For the Years Ended September 30,2005
	MSR From loan sales	MSR Securitization	Total MSR
	(In thousands)
Beginning Balance October 1, 2004	$15,414	$—	$15,414
New MSR assets from loans sales and transfers	3,522	6,968	10,490
Amortization of MSR assets	(3,603)	(70)	(3,673)
Impairment of MSR assets	(130)	—	(130)
Ending Balance September 30, 2005	$15,203	$6,898	$22,101

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2006

Transfers

On September 26, 2005, BankUnited sold mortgage loans for securitization to a trust in a transaction structured to qualify as a sale. This transaction was structured without recourse to BankUnited. While BankUnited does not retain credit risk on the loans it has securitized, it has potential liability, under representations and warranties it makes to the trust purchasing the loans. Upon securitization of the mortgage loans, BankUnited acquired subordinated securities, including an interest only strip (collectively retained securities), and recognized the value of the rights to services the underlying loans (MSRs). BankUnited recognized a loss of $89 thousand, net of costs associated with the securitization, from the sale of securities that were not retained by BankUnited. BankUnited has classified the retained securities as available for sale.

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

The key economic assumptions used in determining the fair value of retained securities at September 30, 2006 and the resulting fair value of the retained securities from hypothetical adverse changes in those assumptions are as follows:

September 30, 2006
(In thousands)
Fair value of retained securities	$230,443
Fair value of retained securities from hypothetical adverse changes in prepayment speeds:
10%	$229,730
20%	$229,774
Fair value of retained securities from hypothetical adverse changes in discount margin and yields:
10%	$228,818
20%	$228,341
Fair value of retained securities from hypothetical adverse changes in pricing curves (spot/forward):
10%	$230,659
20%	$230,663

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2006

In connection with the securitization transaction, BankUnited recognized approximately $7.0 million in MSR assets at September 30, 2005 with a current value of $4.6 million. The key economic assumptions used in measuring the period-end fair value of BankUnited’s MSRs resulting form securitizations at September 30, 2006 and the resulting fair value of those MSR assets from hypothetical adverse changes in those assumptions, are as follows:

September 30, 2006
(Dollars in thousands)
Fair value of MSR (1)	$4,631
Weighted-average annual prepayment speed	31.50%
Fair value after 10% hypothetical adverse change	$4,586
Fair value after 20% hypothetical adverse change	$4,562
Weighted-average annual discount rate	12.10%
Fair value after 10% hypothetical adverse change	$4,570
Fair value after 20% hypothetical adverse change	$4,510
Weighted-average annual PPC (2)	40.00%
Fair value after 10% hypothetical adverse change	$4,409
Fair value after 20% hypothetical adverse change	$4,183

(1)	Represents MSR resulting only from September 2005 securitization. Other MSR assets carried by BankUnited are not included.
(2)	PPC is the ratio of expected collections of prepayment fees.

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

(6)    FHLB stock and other earning assets

FHLB stock and other earning assets is summarized as follows:

	As of September 30,
	2006	2005
	(In thousands)
FHLB stock	$255,342	$189,593
Other earning assets	150	450

Total	$255,492	$190,043

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2006

(7)    Office Properties and Equipment, net

Office properties and equipment, net are summarized as follows:

	As of September 30,
	2006	2005
	(In thousands)
Office buildings	$1,765	$2,355
Leasehold improvements	34,125	26,876
Furniture, fixtures and equipment	24,040	19,429
Computer equipment and software	24,856	19,471

Total	84,786	68,131
Less: accumulated depreciation	(36,058)	(27,059)

Office properties and equipment, net	$48,728	$41,072

Depreciation expense was $9.5 million, $6.3 million, and $4.3 million, for the years ended September 30, 2006, 2005 and 2004, respectively. During fiscal 2006 BankUnited took an impairment charge of $725 thousand in relation to damages to two of its branches resulting from hurricane Wilma and a subsequent fire at one of the branches. Expected insurance proceeds of $752 thousand have been recorded as a receivable in addition to insurance proceeds already collected for property damage.

BankUnited has entered into non-cancelable leases with approximate minimum future rentals as follows:

Years Ending September 30,	Amount
(In thousands)
2007	$11,206
2008	11,331
2009	10,653
2010	9,666
2011	8,279
Thereafter through 2017	21,580

Total	$72,715

Actual rental payments may include deferred rents but are recognized as rent expense on a straight-line basis. Rent expense for the years ended September 30, 2006, 2005, and 2004 was $12.8 million, $11.5 million, and $7.8 million, respectively.

As a part of the lease of one of the buildings at the Miami Lakes Operations Center, BankUnited is required to restore the interior, which had been extensively modified by the former tenant, to its original condition. It is estimated that the cost of the restoration will be $2.5 million. The former tenant paid BankUnited $714 thousand to defray that cost. The lease for this building expires in December 2013.

(8)    Deposits

At September 30, 2006 and 2005, BankUnited had outstanding non-interest bearing deposits of $392 million and $372 million, and interest bearing deposits of $5.7 billion and $4.4 billion, respectively. At September 30, 2006 and 2005, there were overdrafts of approximately $1.6 million and $1.7 million, respectively. Certificate accounts with balances of $100 thousand or more totaled approximately $1.8 billion and $1.2 billion at September 30, 2006 and 2005, respectively.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2006

The following table sets forth maturities of certificates of deposit equal to or greater than $100 thousand as of September 30, 2006.

As of September 30, 2006 (1)
(In thousands)
Three months or less	$434,239
Over 3 months through 6	502,164
Over 6 months through 12	606,481
Over 12 months through 24	71,918
Over 24 months through 36	55,413
Over 36 months through 48	40,933
Over 48 months through 60	55,000

$1,766,148

(1)	Included in the table above are $255.5 million of certificates of deposit issued to the State of Florida with an average rate of 4.29%. These certificates are collateralized with a letter of credit of $175 million at September 30, 2006, issued by the Federal Home Loan Bank of Atlanta.

Interest expense on deposits for the years ended September 30, 2006, 2005 and 2004 was as follows:

	September 30,
	2006	2005	2004
	(In thousands)
Transaction and money market accounts	$8,954	$5,482	$4,109
Savings accounts	47,838	21,096	16,475
Certificates of deposit	143,178	71,735	51,344

	$199,970	$98,313	$71,928

Early withdrawal penalties on certificates of deposit are recognized as a reduction of interest expense on deposits. For the years ended September 30, 2006, 2005 and 2004, early withdrawal penalties totaled $682 thousand, $350 thousand and $235 thousand, respectively.

(9)    Borrowings

Securities Sold under Agreements to Repurchase

Interest expense on securities sold under agreements to repurchase aggregated $53.9 million, $36.2 million and $12.6 million for the years ended September 30, 2006, 2005 and 2004, respectively.

The following sets forth information concerning repurchase agreements for the periods indicated:

	As of and for the Years Ended September 30,
	2006	2005
	(Dollars in thousands)
Maximum amount of outstanding agreements at any month end during the period	$1,308,370	$1,316,852
Average amount outstanding during the period	$1,118,696	$1,231,345
Weighted average interest rate for the period	4.83%	2.94%

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2006

The carrying amount of securities sold under agreements to repurchase, and the maturity of the agreements, as of September 30, 2006 was as follows:

	Maturities of Agreements Outstanding as of September 30, 2006
	Overnight	Within 30 Days	30 to 90 Days	Over 90 Days	Total
	(In thousands)
Mortgage-backed securities	$—	$646,448	$177,436	$—	$823,884
Investment securities	$197,943	$19,750	24,812	—	242,505
Total (1)	$197,943	$666,198	$202,248	$—	$1,066,389

(1)	The weighted average interest rate on repurchase agreements outstanding as of September 30, 2006 was 5.34%.

Advances from Federal Home Loan Bank

Advances outstanding as of September 30, 2006 and 2005 from the Federal Home Loan Bank of Atlanta incur interest and have contractual repayments as follows:

	As of September 30,
	2006			2005
	Amount	Range of Interest Rates		Amount	Range of Interest Rates
	(Dollars in thousands)
Repayable During Year Ending September 30,
2006				$2,321,285	1.90%	6.65%
2007	$3,605,000	2.34%	5.63%	705,000	2.34%	4.59%
2008 (1)	880,000	2.59%	5.61%	155,000	2.59%	3.95%
2009	100,000	4.64%	4.74%	—	—	—
2010 (2), (3)	150,000	3.61%	3.72%	150,000	3.61%	3.72%
2012	—	—	—	50,000	4.01%	4.01%
2015 (4), (5), (6)	439,100	0.00%	4.79%	439,100	3.46%	4.79%
2016	250	0.00%	0.00%	—	—	—

Total contractual outstanding	$5,174,350			$3,820,385

*(1)	Advances for $125 million are callable by the FHLB in 2007
**(2)	Advances for $50 million are callable by the FHLB in 2007
**(3)	Advances for $100 million are callable by the FHLB in 2008
**(4)	Advances for $214 million are callable by FHLB in 2007
**(5)	Advances for $125 million are callable by FHLB in 2008.
**(6)	Advances for $100 million are callable by FHLB in 2009

  * European convertible advances with one call date

**Callable on call date and each quarter there after

The terms of a security agreement with the FHLB of Atlanta include a specific assignment of collateral that requires the maintenance of qualifying first mortgage loans as pledged collateral with unpaid principal amounts at least equal to 100% of the FHLB advances, when discounted at 85% of the unpaid principal balance. The FHLB of Atlanta stock, which is recorded at cost of $255 million as of September 30, 2006, is also pledged as collateral for these advances.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2006

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

The notes are senior unsecured obligations, ranking equally in right of payment with all of BankUnited’s existing and future unsecured senior indebtedness. The notes are effectively subordinated to BankUnited’s entire senior secured indebtedness and all indebtedness and liabilities of its subsidiaries. As of September 30, 2006, BankUnited did not have any senior secured indebtedness.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2006

Trust Preferred Securities and Subordinated Debentures

BankUnited operates wholly-owned trust subsidiaries (“Trust Subsidiaries”) for the purpose of issuing Trust Preferred Securities and investing the proceeds from the sale thereof in Junior Subordinated Deferrable Interest Debentures issued by BankUnited (the “Subordinated Debentures”). All of the proceeds of the Trust Preferred Securities plus common securities issued by the Trust Subsidiaries are invested in Subordinated Debentures, which represent the sole assets of the Trust Subsidiaries. The Trust Preferred Securities pay preferential cumulative cash distributions at the same rate as the Junior Subordinated Debentures held by the Trust Subsidiaries. Considered together, back-up undertakings made by BankUnited with respect to the Trust Preferred Securities constitute a full and unconditional guarantee by BankUnited of the obligations of the Trust Preferred Securities. The carrying amount of trust preferred securities and subordinated debentures in BankUnited’s Consolidated Statement of Financial Condition of $196 million as of September 30, 2006, represents Trust Preferred Securities issued by its consolidated Trust Subsidiary and the Subordinated Debentures issued to its non-consolidated Trust Subsidiaries. In addition BankUnited adjusts the carrying amount of certain Trust Preferred Securities in accordance with the hedge accounting requirements of SFAS No. 133.

The following table provides information for each of BankUnited’s Trust Subsidiaries with outstanding Trust Preferred Securities as of September 30, 2006:

	Outstanding as of September 30, 2006
	Trust Preferred Securities	Common Securities	Subordinated Debentures		Annual Rate of Preferential Cash Distribution		Maturity Date
BankUnited Capital	$22,880	$2,800	$25,680		10.25%		12/31/2026
BankUnited Statutory Trust I (8)	20,000	619	20,619	(1)	3-Month Libor+3.60	% (2)	12/18/2031
BankUnited Statutory Trust II (8)	25,000	774	25,774	(1)	3-Month Libor+3.60	% (3)	3/26/2032
BankUnited Statutory Trust III (8)	25,000	774	25,774	(1)	3-Month Libor+3.40	% (4)	9/26/2032
BankUnited Statutory Trust IV (8)	20,000	619	20,619		3-Month Libor+3.40	% (5)	11/15/2032
BankUnited Statutory Trust V (8)	15,000	464	15,464		3-Month Libor+3.25	% (6)	12/19/2032
BankUnited Statutory Trust VI (8)	17,640	546	18,186		3-Month Libor+3.15	% (7)	3/26/2033
BUFC Statutory Trust VII (8)	15,000	464	15,464	(1)	3-Month Libor+3.25%		4/3/2033
BankUnited Statutory Trust VIII (8)	15,000	464	15,464		3-Month Libor+1.86%		11/30/2034
BankUnited Statutory Trust IX (8)	15,000	464	15,464		5.835	% (9)	11/30/2034

Total	$190,520	$7,988	$198,508

(1)	BankUnited uses interest rate swap and cap contracts to hedge interest rate risk on these instruments with notional amounts of $45 million and $40 million as of September 30, 2006, respectively. Included in the carrying amount of Trust Preferred Securities issued by BankUnited Capital as of September 30, 2006 is a $291 thousand hedge accounting adjustment made in accordance with SFAS No. 133. See note (10) Accounting for Derivatives and Hedging Activities.
(2)	Not to exceed 12.50% prior to December 18, 2006.
(3)	Not to exceed 11.00% prior to March 26, 2007.
(4)	Not to exceed 11.90% prior to September 26, 2007.
(5)	Not to exceed 11.90% prior to November 15, 2007.
(6)	Not to exceed 11.75% prior to December 26, 2007.
(7)	Not to exceed 11.75% prior to March 26, 2008.
(8)	In accordance with FIN 46, BankUnited has not consolidated these Trust Subsidiaries.
(9)	Fixed at 5.835% until 12/30/2009 at which time the rate converts to floating at 3-Month Libor + 1.86%.

(10)     Accounting for Derivatives and Hedging Activities

BankUnited uses derivative instruments as part of its interest rate risk management activities to reduce risks associated with its loan origination and borrowing activities. Derivatives include loan commitments, forward sales contracts, and interest rate swaps and caps. In connection with SFAS No. 133, “Accounting for Derivative

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2006

Instruments and Hedging Activities” (“SFAS 133”), BankUnited recognizes all derivatives as either assets or liabilities on the consolidated balance sheet and report them at fair value with realized and unrealized gains and losses included in either earnings or in other comprehensive income, depending on the purpose for which the derivative is held and whether the derivative qualifies for hedge accounting.

Loan Commitments

BankUnited commits to originate one-to-four family residential mortgage loans with potential borrowers at specified interest rates for short periods of time, usually thirty days. If potential borrowers meet underwriting standards, these loan commitments obligate BankUnited to fund the loans, but do not obligate the potential borrowers to accept the loans. If the borrowers do not allow the commitments to expire, the loans are funded, and either placed into BankUnited’s loan portfolio or held for sale. Based on historical experience, the interest rate environment, and the underlying loan characteristics, BankUnited estimates the amount of commitments that will ultimately become loans held for sale and accounts for those as derivatives during the commitment period. As derivatives, the changes in the fair value of the commitments are recorded in current earnings under other non-interest expense with an offset to the consolidated statement of financial condition in other liabilities. Fair values are based solely on the relationship of observable market interest rates and are calculated by third parties.

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

Forward contracts may be allocated to loans held for sale in a relationship that qualifies for hedge accounting, in which case any ineffectiveness is charged to earnings under non-interest expense with an offset in other liabilities. Hedge accounting was not applied in 2006 for forward contracts.

Loans Held For Sale

Loans held for sale are accounted for under the lower of cost or market method, unless they are effectively hedged under SFAS No. 133. Lower of cost or market adjustments are recorded in earnings under non-interest expense. As of September 30, 2006, 2005, and 2004 all loans held for sale were subjected to lower of cost or market. Charges of $0, $111 thousand and $4 thousand were booked in fiscal 2006, 2005, and 2004 for adjustments related to lower of cost or market.

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

BankUnited had applied hedge accounting based on the “short cut” method for interest rate swaps provided for in Statement of Financial Accounting Standards No. 133. In December 2005, the Securities and Exchange Commission issued guidance on the application of the short cut method under this standard. BankUnited

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2006

reviewed its application of the short cut method in accounting for interest rate swaps and concluded that three current hedge transactions did not meet the requirements set forth in the guidance and hedge accounting was precluded for those items in the periods previously applied. After analysis BankUnited concluded that the reclassification of these swaps did not materially affect the results of operations for any period presented and recognized a $242 thousand net charge from prior periods in the quarter ended March 31, 2006. The inability to utilize hedge accounting during the quarter ended March 31, 2006 resulted in an additional $672 thousand net charge as a result of the change in market value of the interest rate swaps; a combined net charge of $914 thousand.

During the quarter ended June 30, 2006, BankUnited elected to settle the fair value swap contract resulting in a charge to income of $359 thousand recorded in non-interest income. For the year ended September 30, 2006, a $2 million loss was recognized on this swap transaction.

The following table summarizes certain information with respect to the use of derivatives and their impact on BankUnited’s statements of income during the years ended September 30, 2006, 2005, and 2004:

	For the Years Ended September 30,
	2006	2005	2004
	(In thousands)
Interest Rate Swaps
Net gain (loss) recorded in non-interest expense due to ineffectiveness	$—	$5	$(5)
Loss on swaps recorded in non-interest income	(1,970)	(1,369)	—
Gain recorded in non-interest income related to valuation of cash flow swaps	313	—	—

Other Derivatives (1)
Gain recorded in non-interest expense	60	55	924

Total net (loss) gain recorded in earnings due to derivatives	$(1,597)	$(1,309)	$919

Note:	There was no ineffectiveness related to cash flow hedges during the years ended September 30, 2006. Within the next 12 months, BankUnited estimates that $96 thousand will be reclassified out of other comprehensive income as a charge to earnings for cash flow hedges outstanding as of September 30, 2006.
(1)	BankUnited uses other derivatives to economically hedge interest rate risk, but they do not qualify for hedge accounting treatment.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2006

(11)    Regulatory Capital

The Bank’s regulatory capital levels as of September 30, 2006, 2005, and 2004 were as follows:

	As of September 30,
	2006	2005	2004
	(Dollars in thousands)
Tier 1 Leverage Capital
Amount	$990,629	$756,810	$622,328
Actual Ratio	7.3%	7.1%	7.3%
Well-Capitalized Minimum Ratio (1)	5.0%	5.0%	5.0%
Adequately Capitalized Minimum Ratio (1)	4.0%	4.0%	4.0%

Tier 1 Risk-Based Capital (1)
Amount	$990,629	$756,810	$622,328
Actual Ratio	13.8%	14.0%	15.1%
Well-Capitalized Minimum Ratio (2)	6.0%	6.0%	6.0%
Adequately Capitalized Minimum Ratio (2)	4.0%	4.0%	4.0%

Total Risk-Based Capital
Amount	$1,013,770	$774,390	$644,060
Actual Ratio	14.3%	14.5%	15.6%
Well-Capitalized Minimum Ratio (2)	10.0%	10.0%	10.0%
Adequately Capitalized Minimum Ratio (2)	8.0%	8.0%	8.0%

(1)	Tier 1 risk-based capital ratio is the ratio of core capital to risk weighted assets.
(2)	Based on Office of Thrift Supervision regulations adopted to implement the “prompt corrective action” provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991.

Regulatory capital and net income amounts as of and for the years ended September 30, 2006, 2005 and 2004 did not differ from regulatory capital and net income amounts reported to the OTS.

Payment of dividends by the Bank is limited by federal regulations, which provide for certain levels of permissible dividend payments depending on the Bank’s regulatory capital and other relevant factors. In December of 2005, June, and September of 2006, BankUnited Financial Corporation contributed $15 million, $75 million, and $40 million, respectively, in additional capital to the Bank. In March, June, and September of 2005, BankUnited Financial Corporation contributed $42 million, $30 million, and $25 million, respectively, in additional capital to the Bank. In April and September 2004, BankUnited Financial Corporation contributed $30 million and $20 million, respectively, in additional capital to the Bank. The majority of these contributions were funded by proceeds BankUnited Financial Corporation received from net proceeds from the stock offering of $150 million in January 2006, and the issuance of $120 million of convertible senior notes in February and March 2004.

(12)    Stockholders’ Equity

BankUnited has a capital structure with the following characteristics:

Preferred Stock:

Issued in series with rights and preferences to be designated by the Board of Directors. As of September 30, 2006, and 2005, 10,000,000 shares of Preferred Stock were authorized, 2,000,000 of which were designated to a particular series and 8,000,000 of which were not designated.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2006

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

Common Stock:

Issued in series with rights and preferences to be designated by the Board of Directors. As of September 30, 2006, and 2005, 60,000,000 shares of Class A Common Stock and 3,000,000 shares of Class B Common Stock were authorized, and 50,000,000 shares of Class A Common Stock were designated to a series.

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

BankUnited’s Board of Directors declared dividends of $0.005 per share on its Class A Common Stock on November 23, 2005, February 28, 2006, May 30, 2006, and August 29, 2006. BankUnited continues to declare and pay such dividends on a quarterly basis subject to termination at any time at the sole discretion of the board.

BankUnited has a stock repurchase program authorized by its Board of Directors on October 24, 2002. Under the program, BankUnited could purchase up to 1,000,000 shares of its Class A Common Stock in open market transactions from time to time at such prices and on such conditions as the Executive Committee of the board determines to be advantageous. This plan does not have an expiration date. See Note (19) subsequent Events.

BankUnited did not purchase any shares of stock in fiscal 2006. During fiscal 2005 BankUnited purchased 89,700 shares of its Class A Common Stock in the open market at an average price of $24.69 per share for a total of $2.2 million. This represents a purchase of stock under the authorized purchase program. There were 910,300 shares available for purchase under this program as of September 30, 2006.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2006

(13)    Stock-Based Compensation and Other Benefit Plans

Stock-Based Compensation

At September 30, 2006 BankUnited Financial Corporation had certain stock-based compensation plans approved by shareholders and designed to provide incentives to current and prospective officers, directors and employees of BankUnited and its subsidiaries. Under the plans, BankUnited may award stock options, stock appreciation rights, restricted stock, restricted stock units and awards in lieu of obligations, dividend equivalents, other stock-based awards and performance awards in each of its classes of stocks.

The following table summarizes terms of BankUnited’s stock-based incentive compensation plans approved as of September 30, 2006:

	Stock Compensation Plans
	Maximum Term	Shares Authorized	Class of Stock	Vesting Requirements	Types of Equity Compensation
2002 Stock Award and Incentive Plan	10 Years	2,774,920	Common A & B; Series B Preferred	0-10 Years	RS, RSU, ISO, NQ
1996 Incentive and Stock Award Plan	10 Years	3,150,000	Common A & B;	0-10 Years	RS, ISO, NQ
1996 Incentive and Stock Award Plan	10 Years	650,000	Series B Preferred	0-10 Years	RS, ISO, NQ
1994 Incentive Stock Option Plan	10 Years	250,000	Common A & B	0-10 Years	ISO, NQ
1992 Stock Option Plan Non-Statutory	10 Years	825,000	Common A & B	0-10 Years	NQ

RS	- Restricted Stock
RSU	- Restricted Stock Unit
ISO	- Incentive Stock Option
NQ	- Non-qualified Stock Option

Shares issued in connection with stock-based compensation are registered under the plans. BankUnited’s practice is to issue new shares when restricted awards are granted and options are exercised.

During fiscal 2006, the remaining 901 thousand available shares of the 1996, 1994 and 1992 Stock Incentive Plans (the “Plans”) were transferred (combined forfeited shares and options) to the 2002 Stock and Incentive Compensation Plan (the “Plan”). At September 30, 2006, there were 517 thousand shares of all classes available under the Plan.

The stock-based compensation grants reflect BankUnited’s intent of rewarding the officers, directors and employees for BankUnited’s performance, reinforcing commitment to BankUnited and responding to increased competitive pressures for talented personnel in BankUnited’s market area. Some of the awards granted to BankUnited’s most senior executives are subject to being earned by the achievement of specified performance goals.

BankUnited’s Compensation Committee sets the vesting, expiration, and forfeiture terms for the restricted stock and option awards granted under BankUnited’s Plans at the time of the grant.

Unvested stock based compensation awards are subject to being forfeited upon termination of employment, except that early vesting conditions generally provide that the award will vest fully in the event of death and may fully vest with the approval of the Compensation Committee under other circumstances. Upon termination of employment, option holders have thirty days to exercise vested options, except in the case of death where the option holder’s legal representative has up to one year to exercise the options.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2006

Unvested stock-based compensation may vest before the end of the scheduled vesting term in cases of change in control of BankUnited. Awards granted to certain executive officers will immediately vest if there is a change in control of BankUnited. Such awards will vest and become exercisable for all other employees in the event that any successor company does not assume the obligations or the employee is involuntarily terminated within twenty-four (24) months following the effective date of the change in control.

Effective October 1, 2005, BankUnited adopted SFAS No. 123R “Share Based Payments” using the modified prospective transition method. SFAS No. 123R requires companies to calculate compensation expense arising from stock-based compensation based on the respective fair values of awards at grant date.

BankUnited has elected to adopt the transition method for accounting for the tax effects of share-based payment awards provided in FSP No. 123R-3. This transition method is used in determining the amount of additional paid in capital resulting from tax benefits in years prior to the adoption of SFAS No. 123R that is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123R.

The following table presents the total stock-based compensation for fiscal 2006:

Twelve Months Ended September 30, 2006
(Dollars in thousands)
Total stock-based compensation	$5,621
Total recognized tax benefit related to stock-based compensation	$1,643

As of September 30, 2006 there was $22.8 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. BankUnited expects to recognize that cost over a weighted-average period of 3.8 years.

Options

BankUnited may award both incentive stock options and non-qualified stock options. Options granted under BankUnited’s Plans generally expire eight to ten years after the date of grant and are granted at or above the fair market value (closing price) of the stock on the date of grant. An option may vest over a period ranging from immediate to nine years.

BankUnited has used the Black-Scholes model to calculate fair values of options awarded. This model requires assumptions as to expected volatility, dividends, terms, and risk free rates. Assumptions used for the periods covered herein, are outlined in the table below:

Year Ended September 30, 2006
Expected Volatility	26.0%
Expected Dividend	.007% - 1.23%
Expected Term in Years	3.9 - 5.0
Risk Free Rate	4.37 - 4.93

Expected volatilities are based on historical volatility trends of BankUnited’s Class A Common Stock and other factors. Expected dividends reflect a range from actual dividends paid on BankUnited’s Class A Common Stock and Series B Preferred Stock. Expected terms represents the period of time that options granted are expected to be outstanding; the range above results from certain categories of recipients exhibiting different exercise behavior. The risk free rate is based on the U.S Treasury yield curve in effect at the time of grant for the appropriate life of each option.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2006

The following table presents the activity of BankUnited’s outstanding stock options, for all classes of Common Stock for the year ended September 30, 2006:

	Number of Shares	Weighted Average Price per Share	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value
	(Dollars and shares in thousands)
Options outstanding, September 30, 2005	2,830	$16.06
Options granted	63	$29.83
Options exercised	(494)	$8.79
Options forfeited	(70)	$21.53
Options expired	(24)	$24.52

Options outstanding, September 30, 2006	2,305	$17.73	5.9	$20,133

Exercisable at September 30, 2006	1,738	$16.59	5.5	$17,066
Unvested at September 30, 2006	567	$21.34	7.0	$3,067

The following table presents the activity of BankUnited’s outstanding stock options, for Series B Preferred Stock, for the year ended September 30, 2006:

Series B Preferred Options	Number of Shares	Weighted Average Price per Share	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value
	(Dollars and shares in thousands)
Outstanding September 30, 2005	831	$23.94
Granted	120	$44.88
Exercised	(10)	$10.85

Outstanding September 30, 2006	941	$26.75	5.4	$12,762

Exercisable at September 30, 2006	672	$23.11	4.4	$11,203
Unvested at September 30, 2006	269	$35.83	7.8	$1,559

The following table presents the values of option grants and exercises for the twelve-month periods ended September 30, 2006, 2005 and 2004:

	Twelve Months Ended September 30, 2006	Twelve Months Ended September 30, 2005	Twelve Months Ended September 30, 2004
	(Dollars in thousands, except for amount per share)
Grant date weighted average fair value per share of options granted	$11.33	$7.87	$10.97
Total intrinsic value of options exercised	$9,659	$5,280	$6,201
Cash received from options exercised	$3,972	$1,565	$3,554
Actual tax benefit to be realized from option exercises	$3,100	$1,082	$1,722

The total fair value of options granted above fair value on the grant date during the year ended September 30, 2005 was $2.8 million. There were no options granted during fiscal years 2006 and 2004 at a price above fair value on their grant dates.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2006

Restricted Stock

Restricted awards granted without performance-based restrictions vest in annual installments over periods ranging from immediate to fourteen years commencing on the date of the grant. The vesting schedules are intended to encourage officers, directors and employees to make long-term commitments to BankUnited.

Fair value for non-vested shares is determined based on the closing price of BankUnited’s shares on the grant date.

A summary of the status of BankUnited’s non-vested restricted common shares and restricted common units for fiscal 2006 is presented below:

Common Unvested Shares *	Number of Shares (in thousands)	Weighted Average Price per Share (at date of grant)
Outstanding September 30, 2005	224	$24.03
Granted	325	25.61
Vested	(44)	22.02
Forfeited	(28)	25.78

Outstanding September 30, 2006	477	$25.28

*	Including Restricted Stock Units

A summary of the status of BankUnited’s unvested Series B Preferred Stock restricted shares for fiscal 2006 is presented below:

Preferred Unvested Shares	Number of Shares (in thousands)	Weighted Average Price per Share (at date of grant)
Outstanding at September 30, 2005	291	$29.05
Granted	86	35.27
Vested	(36)	26.70

Outstanding at September 30, 2006	341	$30.98

The following table presents the values of restricted stock grants and vests for the twelve-month periods ended September 30, 2006, 2005 and 2004:

	Twelve Months Ended September 30, 2006	Twelve Months Ended September 30, 2005	Twelve Months Ended September 30, 2004
Grant date weighted average fair value per share of restricted stock granted	$27.62	$31.70	$30.01
Fair value per share of shares vested	$32.19	$30.97	$34.52

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2006

Performance Based Awards

Under the Plan the Compensation Committee has the authority to grant performance awards based on certain goals being achieved by a future date. The goals are business-based goals such as growth in assets, loans and/or deposits; enhancing earnings by achieving certain levels of revenue and/or net income, improving or maintaining quality of assets, and improving net interest margins. Market goals may be set to measurably enhance BankUnited’s image among investors in the financial markets.

Performance based stock awards are granted by the Compensation Committee and may be earned over periods ranging from one year to three years. If and to the extent that an award is earned, vesting commences the date that the grant is earned and vests, thereafter over a period of five to eight years, contingent on the person receiving the award being employed by BankUnited.

The level of achievement of performance based stock awards is estimated and the grant is divided into equal groups that vest in accordance with the directive of the Compensation Committee. Each group is amortized from the date of the grant to the date of vesting.

Performance based restricted stock awards can be voted from the date of the award and are paid dividends only after they have been declared earned by the Compensation Committee.

As of September 30, 2006 BankUnited had the following awards outstanding in both Class A Common Stock and Series B Preferred Stock, which are included in the total unvested shares information previously disclosed.

Performance Based Unvested Shares	Number of Shares (in thousands)	Weighted Average Price per Share (at date of grant)
Outstanding at September 30, 2005	268	$33.12
Granted	111	32.56
Vested	(32)	25.89

Outstanding at September 30, 2006	347	$30.17

The following table presents the values of performance-based awards and vests for the twelve-month periods ended September 30, 2006, 2005 and 2004:

	Twelve Months Ended September 30, 2006	Twelve Months Ended September 30, 2005	Twelve Months Ended September 30, 2004
Grant date weighted average fair value per share of performance-based stock granted	$32.56	$41.74	$33.73
Weighted average fair value per share of shares vested	$39.08	$34.21	$43.61

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2006

Pro forma

Had compensation cost for BankUnited’s stock-based compensation plans been determined based on the fair value at the grant dates for stock option awards consistent with the methodology prescribed by SFAS No. 123R, BankUnited’s net income and earnings per share for fiscal 2005 and 2004, would have been reduced to the pro forma amounts indicated below

	2005	2004
	(Dollars in thousands, except for amount per share)
Net income, as reported	$27,537	$50,722
Add: Total stock-based employee and director compensation expense included in net income, net of related tax effects	1,794	1,610
Deduct: Total stock-based employee and director compensation expense determined under the fair value based method for all awards, net of related tax effects(1)	8,312	4,160

Pro forma net income	$21,019	$48,172

Earnings per share:
Basic — as reported	$0.90	$1.69
Basic — pro forma	$0.68	$1.60
Diluted — as reported	$0.85	$1.58
Diluted — pro forma	$0.65	$1.50
Assumptions for weighted average grant-date fair value of options using the Black—Scholes Merton option pricing model are as follows:
Dividend yields	0.07%	—
Expected volatility	26.8%	31.0%
Risk-free interest rates	3.83%	3.43%
Expected life (in years)	4.6	5.6

(1)	BankUnited recognizes the tax effect of option exercises in additional paid in capital.

The pro forma results of operations reported above are not likely to be representative of the effects on reported income of future years due to vesting arrangements and additional option grants. The fair value of each option has been estimated on the date of the grant using the Black-Scholes Merton option pricing model.

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

September 30, 2006

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

On May 20, 2005, the Compensation Committee determined to accelerate the vesting of two additional stock options, which were also granted to CEO under the 2002 Plan. The acceleration of vesting was approved to become effective immediately. As a result of the acceleration, an option granted to the CEO on April 28, 2004 for the purchase of 10,000 shares of the Company’s Noncumulative Convertible Preferred Stock, Series B (“Series B Preferred Stock”), at an exercise price of $38.97 per share, became immediately vested and exercisable, instead of vesting in eight equal installments commencing on the first anniversary of the date of grant; and an option granted to the CEO on October 26, 2004 for the purchase of 50,000 shares of the Series B Preferred Stock, at an exercise price of $41.74 per share, became immediately vested and exercisable instead of vesting in five equal installments commencing on the first anniversary of the date of grant. Each share of Series B Preferred Stock is convertible into 1.4959 shares of BankUnited’s Class B Common Stock, and each share of the BankUnited’s Class B Common Stock is convertible into one share of the BankUnited ‘s Class A Common Stock.

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

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2006

BankUnited 401(k) Plan

BankUnited sponsors a 401(k) profit sharing plan for its eligible employees. Under the terms of the combined plan eligible employees are permitted to contribute to the plan up to the limits set by law. BankUnited currently makes matching contributions in the form of BankUnited Class A Common stock at a rate of 75% of employee contributions up to a maximum matching contribution of 4.5% of the employees’ salary. Employees are eligible to participate in the plan after one month of service and begin vesting in BankUnited’s contribution after two years of service at the rate of 25% per year up to 100% at five years of service. For fiscal 2006, 2005 and 2004, the Bank made total matching contributions of approximately $1.5 million, $1.3 million, and $740 thousand, respectively.

(14)    Income Taxes

The components of the provision for income taxes for the years ended September 30, 2006, 2005 and 2004 are as follows:

	For the Years Ended September 30,
	2006	2005	2004
	(In thousands)
Current-federal	$30,077	$1,065	$18,731
Current-state	87	42	781
Deferred	11,504	9,271	3,629

Total	$41,668	$10,378	$23,141

BankUnited’s effective tax rate differs from the statutory federal income tax rate as follows:

	Years Ended September 30,
	2006		2005		2004
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Tax at federal income tax rate	$43,940	35.0%	$13,270	35.0%	$25,852	35.0%
Increase (decrease) resulting from:
Tax exempt income	(3,061)	(2.4)	(2,688)	(7.1)	(2,563)	(3.5)
State tax, less effect on federal tax	57	—	27	0.1	508	0.7
Other, net	732	0.6	(231)	(0.6)	(656)	(0.9)

Total	$41,668	33.2%	$10,378	27.4%	$23,141	31.3%

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2006

The tax effects of significant temporary differences included in the net deferred tax liability as of September 30, 2006 and 2005 were:

	September 30,
	2006	2005
	(In thousands)
Deferred tax asset:
Non-accrual interest	$227	$162
Loan loss and other reserves	12,969	9,241
Unrealized losses in other comprehensive income	10,981	12,439
Share based compensation	2,465	1,375
Net operating loss	—	3,375
Other	210	193

Gross deferred tax asset	26,852	26,785

Deferred tax liability:
Deferrals and amortizations	6,879	5,788
Depreciation	940	753
Deferred REIT income	37,477	27,877
Contingent interest on convertible senior notes	5,177	3,110
Other	641	558

Gross deferred tax liability	51,114	38,086

Net deferred tax liability	$24,262	$11,301

BankUnited files a consolidated federal income tax return with its subsidiaries other than BU REIT, Inc. on a fiscal year ending on September 30. BU REIT, Inc. files a separate tax return on a calendar-year basis.

At September 30, 2006, BankUnited had $409 thousand in tax bad debt reserves originating before December 31, 1987 for which deferred taxes have not been provided. The amount becomes taxable under the Internal Revenue Code upon the occurrence of certain events, including certain non-dividend distributions. BankUnited does not anticipate any actions that would ultimately result in the recapture of this amount for income tax purposes.

The components of deferred income tax benefit relate to the following:

	Years Ended September 30,
	2006	2005	2004
	(In thousands)
Deferred REIT income	$9,600	$11,648	$(1,586)
Differences in book/tax depreciation	187	(997)	532
Non-accrual interest	(65)	321	380
Net operating loss	3,375	(3,375)	3,159
Loan loss and other reserves	(3,729)	(575)	(776)
Deferrals and amortization	1,091	460	1,457
Contingent interest	2,067	2,030	1,080
Stock-based compensation	(1,091)	(682)	(619)
Other	69	441	2

Total deferred tax benefit	$11,504	$9,271	$3,629

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2006

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

Total commitments at September 30, 2006 and 2005 were as follows:

	September 30,
	2006	2005
	(In thousands)
Commitments to fund loans:
Residential	$746,169	$193,720
Commercial and commercial real estate	70,160	159,834
Construction	180,430	168,754
Unfunded commitments under lines of credit	715,349	581,638
Commercial and standby letters of credit	47,492	38,849

Total	$1,759,600	$1,142,795

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

BankUnited and the Bank have employment and change in control agreements with certain members of senior management. The employment agreements, which establish the duties and compensation of the executives, have terms ranging from one year to five years, and include specific provisions for salary, bonus, other benefits and termination payments in certain circumstances. In addition to other provisions, the change in control agreements provide for severance payments in the event of a change in control.

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

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2006

(16)    Related Party Transactions

From time to time, BankUnited makes loans in the ordinary course of its business as a financial institution to directors, officers and employees of BankUnited, as well as to members of their immediate families and affiliates, to the extent consistent with applicable laws and regulations. As of September 30, 2006 and 2005, these loans totaled $2.3 million, and $6.4 million, respectively.

The following table provides an analysis of changes in the amounts of related party loans during fiscal years 2006 and 2005:

	Related Party Loans
	2006	2005
	(In thousands)
Beginning balance	$6,363	$5,593
Additions	519	2,403
Payments	(541)	(1,633)
Other (1)	(4,000)	—

Ending balance	$2,341	$6,363

(1)	Other represents loans to individuals who no longer have related interest .

During the 2006, 2005 and 2004 fiscal years, BankUnited retained the law firm of Camner, Lipsitz and Poller, Professional Association (“CLP”), as general counsel. Alfred R. Camner, Chief Executive Officer and Chairman of the Board of BankUnited, is the Senior Managing Director of CLP. During the 2006, 2005 and 2004 fiscal years, BankUnited paid CLP approximately $3.6 million, $3.5 million, and $3.6 million, respectively in legal fees allocable to loan closings, foreclosures, litigation, corporate and other matters. Errin Camner, Managing Director of Camner, Lipsitz and Poller P.A. is the daughter of Alfred R. Camner.

In fiscal 2005 Camner, Lipsitz and Poller, P.A., subleased approximately 2,223 square feet of office space from BankUnited in Coral Gables, Florida. The sublease extends through January 31, 2014 and may be renewed for up to four additional five-year terms, subject to the BankUnited’s exercising its right to renew under the master lease. Under the terms of the sublease the minimum annual rent for the property is $61,249. Payments from Camner, Lipsitz and Poller, P.A. to BankUnited during the 2006 fiscal year totaled $87,161, consisting of the rental payment and $25,912 paid to the Company as reimbursement for tenant improvements. The Company believes that the terms of the sublease reflect market rates comparable to those prevailing in the area for similar transactions involving non-affiliated parties at the time the sublease was made.

During the 2006, 2005 and 2004 fiscal years, BankUnited obtained policies for directors’ and officers’ liability insurance, banker’s blanket bond insurance, commercial multi-peril insurance, and workers’ compensation insurance through HBA Insurance Group (“Head-Beckham). Based on information provided by Head-Beckham, Head-Beckham received approximately $210 thousand, $300 thousand, and $169 thousand, respectively, in commissions on premiums paid for these policies. Marc Jacobson, a director of BankUnited, is a Senior Vice President and member of the Board of Directors of Head-Beckham and holds less than 2% of its stock. The fees paid to Head-Beckham for fiscal years 2006 and 2005 also include $143 thousand and $150 thousand, respectively, for premiums paid on health and dental insurance policies. Based on information from American Central Insurance Agency (American Central), of which Mr. Jacobson’s wife is the president and owner, American Central received approximately $130 thousand during fiscal 2004, in commission on premiums paid for health and dental insurance policies obtained by BankUnited through that agency.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2006

(17)    BankUnited Financial Corporation

The following summarizes the major categories of BankUnited’s (holding company only) financial statements:

Condensed Statements of Financial Condition

	As of September 30,
	2006	2005
	(In thousands)
Assets:
Cash	$28,752	$26,852
Federal Home Loan Bank overnight deposits	55	101

Cash and cash equivalents	28,807	26,953
Investments available for sale, at fair value	5,559	3,294
Accrued interest receivable	1,366	1,310
Investment in the Bank	1,005,909	769,500
Investment in other subsidiaries	3,190	3,772
Other assets	25,782	20,132

Total assets	$1,070,613	$824,961

Liabilities and Capital:
Convertible senior notes	$120,000	$120,000
Trust preferred securities and subordinated debentures	195,791	195,500
Other liabilities	1,662	1,845

Total liabilities	317,453	317,345
Stockholders’ equity	753,160	507,616

Total liabilities and stockholders’ equity	$1,070,613	$824,961

Condensed Statements of Operations

	For the Years Ended September 30,
	2006	2005	2004
	(In thousands)
Interest income	$1,979	$2,160	$3,552
Interest expense	17,729	13,259	9,509
Equity income of the Bank and other subsidiaries	103,629	40,523	58,850
Gain (loss) on sale of investment securities	(624)	1,040	165
Non-interest expenses	13,194	10,223	6,613

Income before income taxes	74,061	20,241	46,445
Income tax benefit	9,814	7,296	4,277

Net income	$83,875	$27,537	$50,722

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2006

Condensed Statements of Cash Flows

	For the Years Ended September 30,
	2006	2005	2004
	(In thousands)
Cash flows from operating activities:
Net income	$83,875	$27,537	$50,722
Less: Undistributed income of the other subsidiaries	(103,609)	(40,518)	(59,232)
Amortization of restricted stock and other awards	5,522	2,761	2,421
Other, net	(5,188)	(6,988)	8,156

Net cash (used in) provided by operating activities	(19,400)	(17,208)	2,067

Cash flows from investing activities:
Equity contributions to the Bank	(130,000)	(97,000)	(50,000)
Net decrease (increase) in loans	—	45,859	(46,384)
Proceeds from repayments of mortgage-backed securities available for sale	—	1,278	5,037
Proceeds from the sale of investment securities available for sale	—	15,171	—
Proceeds from the sale of mortgage-backed securities available for sale	—	33,412	—
Purchase of investment securities available for sale	(2,050)	—	(71)
Purchase of mortgage-backed securities available for sale	—	—	(39,753)
Other, net	(323)	(1,332)	(118)

Net cash used in investing activities	(132,373)	(2,612)	(131,289)

Cash flows from financing activities:
Net proceeds from issuance of junior subordinated deferrable interest debentures		30,928	—
Proceeds from issuance of convertible senior notes	—	—	116,446
Net proceeds from issuance of stock	154,263	1,565	3,555
Tax benefit from stock-based compensation	533	1,692	1,962
Purchase of stock	—	(2,214)	—
Dividends paid on stock	(1,169)	(878)	(379)

Net cash provided by financing activities	153,627	31,093	121,584

Increase(decrease) in cash and cash equivalents	1,854	11,273	(7,638)
Cash and cash equivalents at beginning of year	26,953	15,680	23,318

Cash and cash equivalents at end of year	$28,807	$26,953	15,680

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

September 30, 2006

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

Fair value for derivatives are based solely on quotes provided by independent third parties.

The estimated fair value of BankUnited’s financial instruments as of September 30, 2006 and 2005 was as follows:

	As of September 30,
	2006		2005
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$66,655	$66,655	$238,051	$238,051
Investments	299,909	299,909	289,932	289,932
Mortgage-backed securities	1,225,944	1,225,944	1,626,005	1,626,005
Loans receivable, net (1)	11,410,248	11,597,939	8,039,788	8,060,715
FHLB stock and other earning assets	255,492	255,492	190,043	190,043
Financial liabilities:
Deposits	$6,074,132	$6,076,325	$4,733,355	$4,717,212
Borrowings (2)	6,360,739	6,349,044	5,101,733	5,078,002
Trust preferred securities and subordinated debentures	195,791	204,347	195,500	204,774
Derivative instruments, net debit (credit)	1,307	1,307	1,029	1,029

(1)	Including loans held for sale.
(2)	Excluding trust preferred securities and subordinated debentures.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2006

(19)    Subsequent Events

On October 26, 2006 the Board of directors increased the number of shares that could be acquired under the stock repurchase program from 1,000,000 shares to 3,000,000 shares. This plan does not have an expiration date.

From November 9, 2006 to December 1, 2006, BankUnited purchased 130,000 shares of its Class A Common Stock in open market transactions at an average price of $25.38 per share.

In October 2006, the Company closed a trust-preferred transaction through a newly formed Delaware trust subsidiary, BankUnited Statutory Trust X. BankUnited Financial Corporation owns all of the common stock of BankUnited Statutory Trust X. The trust was formed for the purpose of issuing $50 million of trust preferred securities and investing the proceeds from the sale thereof solely in junior subordinated debentures issued by BankUnited, which in turn used the proceeds of the debentures for investment in the Bank or other corporate purposes.

On December 8, 2006 BankUnited entered into a loan sale transaction on a troubled commercial real estate loan with a balance of $7 million. This loan was sold at a discount to reduce the overall exposure on three related loans aggregating $17 million; of which $10 million were considered value impaired as of September 30, 2006. The loan was sold at a discount of $1,330 thousand. This amount was provided for through a specific reserve as of September 30, 2006.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

An evaluation of the effectiveness of the design and operation of BankUnited’s disclosure controls and procedures was carried out by BankUnited as of period end, under the supervision and with the participation of BankUnited’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, BankUnited’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by BankUnited in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. We may make changes to our disclosure controls and procedures periodically as we review their design and effectiveness on a continuing basis. No change in internal control over financial reporting occurred during the quarter ended September 30, 2006, that has materially affected, or is likely to affect, such internal control over financial reporting. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(See Management’s Report on Internal Control Over Financial Reporting in Item 8. Consolidated Financial Statements and Supplementary Data).

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The information contained under the captions “Election of Directors” and “Miscellaneous Section (16)a Beneficial Ownership Reporting Compliance” to appear in BankUnited’s definitive proxy statement relating to BankUnited’s 2007 Annual Meeting of Stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of BankUnited’s fiscal year covered by this report on Form 10-K (hereinafter referred to as the “Annual Meeting Proxy Statement”), is incorporated herein by reference. Information concerning the executive officers and directors of BankUnited is included in Part I of this Report on Form 10-K.

BankUnited has adopted a “Code of Ethics for the Chief Executive Officer and Senior Financial Officers” that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Controller. We have posted the Code of Ethics on our web site located at www.bankunited.com. BankUnited intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, this Code of Ethics by posting such information on its website. BankUnited also has a Code of Conduct applicable to all directors, officers and employees which is available at www.bankunited.com.

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

Stock Compensation Plan Information

The following table sets forth information as of September 30, 2006, with respect to stock compensation plans under which equity securities are authorized for issuance.

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issues
Stock based compensation plans approved by stockholders	3,245,812	$20.35	516,763
Stock based compensation plans not approved by stockholders	—	—	—

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

The following consolidated financial statements of BankUnited and the report of the Independent Registered Certified Public Accounting Firm thereon filed with this report:

Report of Independent Registered Certified Public Accounting Firm (PricewaterhouseCoopers LLP).

Consolidated Statements of Financial Condition as of September 30, 2006 and 2005.

Consolidated Statement of Operations for the years ended September 30, 2006, 2005, and 2004.

Consolidated Statement of Stockholders’ Equity for the years ended September 30, 2006, 2005, and 2004.

Consolidated Statements of Cash Flows for the years ended September 30, 2006, 2005 and 2004.

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

10.1	Non-statutory Stock Option Plan, as amended, (Exhibit 4.9 to BankUnited’s Form S-8 Registration Statement, File No. 33-76882, as filed with the Commission on March 24, 1994).**

10.2	1992 Stock Bonus Plan, as amended (Exhibit 10.2 to BankUnited’s Form 10-K Report for the year ended September 30, 1994, the “1994 10-K”).**

10.3	1994 Incentive Stock Option Plan. (Exhibit 10.3 to the 1994 10-K).**

10.4	1996 Incentive Compensation and Stock Award Plan. (Exhibit 10.2 to BankUnited’s Report on Form 10-Q for the quarter ended December 31, 1999, as filed with the Commission on February 14, 2000).**

10.5	2002 Stock Award and Incentive Plan, as amended (included as Exhibit 10.5 to BankUnited’s Annual Report on Form 10-K filed with the Commission on December 18, 2003).**

10.6	BankUnited 401(k)/Profit Sharing Plan (Exhibit 10.6 to the Annual Report on Form 10-K filed with the Commission on December 30, 2002).**

10.7	Underwriting Agreement (Exhibit 1.1 to BankUnited’s Amendment No. 2 to Form S-3 Registration Statement, File No. 33-104970, as filed with the Commission on May 21, 2003).

10.8	Form of Change in Control Agreement between BankUnited and Felix Garcia (included as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Commission on August 11, 2003).***

10.9	Form of Change in Control Agreement between BankUnited and Humberto Lopez (included as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Commission on February 2, 2003).***

10.10	Form of Change in Control Agreement between BankUnited and Abel Iglesias (included as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Commission on August 11, 2003).***

10.11	Form of Change in Control Agreement between BankUnited and Robert Marsden (included as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Commission on May 2, 2003).***

10.12	Form of Change in Control Agreement between BankUnited and Carlos Fernandez-Guzman (included as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Commission on May 2, 2003).***

10.13	Form of Change in Control Agreement between BankUnited and Douglas Sawyer (included as Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the Commission on May 2, 2003).***

10.14	Form of Change in Control Agreement between BankUnited and Roberta Kressel (included as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the Commission on May 2, 2003).***

10.15	Change in Control Agreement between the Bank and Lawrence H. Blum (Exhibit 10.13 to the Annual Report on Form 10-K filed with the Commission on December 30, 2002).***

10.16	Form of Change in Control Agreement between BankUnited and Bernardo Argudin (included as Exhibit 10.1 to BankUnited’s Quarterly Report on Form 10-Q filed with the Commission on February 12, 2004).***
10.17	Change in Control Agreement between BankUnited and Hunting Deutsch (Exhibit 10.5 to the Form 10-Q filed with the Commission on August 9, 2006).***

10.18

BankUnited Financial Corporation Code of Ethics for the Chief Executive Officer and Senior Financial Officers (included as Exhibit 10.27 to BankUnited’s Annual Report on Form 10-K filed with the Commission on December 18, 2003).

10.19

Agreement for Advances and Security Agreement with Blanket Floating Lien effective October 1, 2002 between the Bank and the Federal Home Loan Bank of Atlanta (included as Exhibit 10.1 to BankUnited’s Quarterly Report on Form 10-Q9 filed with the Commission on February 14, 2003).

10.20	Participation Agreement between the Bank and BU, Reit, Inc. (included as Exhibit 10.2 to BankUnited’s Quarterly Report on Form 10-Q filed with the Commission on February 14, 2003).
10.21

Affiliate Collateral Pledge and Security Agreement effective October 1, 2002 between the Bank, BU Reit, Inc., and the Federal Home Loan Bank of Atlanta (included as Exhibit 10.3 to BankUnited’s Quarterly Report on Form 10-Q filed with the Commission on February 14, 2003).

10.22

Advances and Security Agreement effective February 5, 2005 between the Bank and the Federal Home Loan Bank of Atlanta (included as Exhibit 10.2 to the Form 10-Q filed with the Commission on May 10, 2005).

10.23	Joinder Agreement effective February 5, 2005 among BU REIT, Inc., Bank and the Federal Home Loan Bank of Atlanta (included as Exhibit 10.3 to the Form 10-Q filed with the Commission on May 10, 2005).
10.24	Employment Agreement between BankUnited and Humberto L. Lopez (included as Exhibit 10.1 to the Form 8-K filed with the Commission on December 10, 2004).***
10.25	Employment Agreement between Bank and Humberto L. Lopez (included as Exhibit 10.2 to the Form 8-K filed with the Commission on December 10, 2004).***
10.26	Employment Agreement between BankUnited and James R. Foster (included as Exhibit 10.40 to the Form 10-K filed with the Commission on December 14, 2006).***
10.27	Employment Agreement between Bank and James R. Foster (included as Exhibit 10.41 to the Form 10-K filed with the Commission on December 14, 2006).***
10.28	Employment Agreement between Bank and Robert Green (included as Exhibit 10.42 to the Form 10-K filed with the Commission on December 14, 2006).***

10.29	Employment Agreement between BankUnited and Alfred R. Camner.***

10.30	Employment Agreement between the Bank and Alfred R. Camner.***

10.31	Employment Agreement between BankUnited and Ramiro A. Ortiz.***

10.32	Employment Agreement between the Bank and Ramiro A. Ortiz.***

10.33	Lease between the Bank and The Graham Companies dated September 4, 2006.
10.34	Severance Agreement between BankUnited and Hunting Deutsch (included as Exhibit 10.4 to the Form 10-Q filed with the Commission on August 9, 2006.***

12.1	Statement regarding calculation of ratio of earnings to combined fixed charges and preferred stock dividends.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Power of attorney (set forth on the signature page in Part IV of this Report on Form 10-K for the year ended September 30, 2006).

31.1	Certification of the Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibits followed by a parenthetical reference are incorporated herein by reference from the documents described therein. All references to the “Commission” shall signify the Securities and Exchange Commission.
**	Compensatory plans or arrangements.
***	Contracts with Management.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on December 14, 2006.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on December 14, 2006 on behalf of the Registrant by the following persons and in the capacities indicated.

/S/ ALFRED R. CAMNER Alfred R. Camner	Chairman of the Board, Chief Executive Officer, and Director (Principal Executive Officer)

/S/ RAMIRO A. ORTIZ Ramiro A. Ortiz	President, Chief Operating Officer, and Director

/S/ LAWRENCE H. BLUM Lawrence H. Blum	Vice Chairman of the Board, Secretary and Director

/S/ MARC D. JACOBSON Marc D. Jacobson	Director

/S/ ALLEN M. BERNKRANT Allen M. Bernkrant	Director

/S/ NEIL H. MESSINGER, M. D. Neil H. Messinger, M. D.	Director

/S/ HARDY C. KATZ Hardy C. Katz	Director

/S/ SHARON A. BROWN Sharon A. Brown	Director

/S/ ALBERT E. SMITH Albert E. Smith	Director

/S/ TOD ARONOVITZ Tod Aronovitz	Director

/S/ BRADLEY S. WEISS Bradley S. Weiss	Director

/S/ LAUREN CAMNER Lauren Camner	Director

/S/ HUMBERTO L. LOPEZ Humberto L. Lopez	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ BERNARDO M. ARGUDIN Bernardo M. Argudin	Executive Vice President and Chief Accounting Officer

Exhibit Index

Exhibit Number	Description
10.29	Employment Agreement between BankUnited and Alfred R. Camner.

10.30	Employment Agreement between the Bank and Alfred R. Camner.

10.31	Employment Agreement between BankUnited and Ramiro A. Ortiz.
10.32	Employment Agreement between the Bank and Ramiro A. Ortiz.

10.33	Lease between the Bank and The Graham Companies dated September 4, 2006.

12.1	Statement regarding calculation of ratio of earnings to combined fixed charges and preferred stock dividends.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of the Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.