Form 10-Q
period 2006-12-31
BANKUNITED FINANCIAL CORP
filed 2007-02-07
CIK 894490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

or

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

The number of shares outstanding of the registrant’s common stock at the close of business on February 1, 2007 was 36,282,432 shares of Class A Common Stock, $.01 par value, and 447,747 shares of Class B Common Stock, $.01 par value.

This Form 10-Q contains 40 pages.

The Index to Exhibits appears on page 40.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q REPORT FOR THE QUARTER ENDED DECEMBER 31, 2006

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

	December 31 2006	September 30 2006
	(Dollars in thousands, except per share amounts)
ASSETS
Cash	$65,213	$53,284
Federal Home Loan Bank overnight deposits	46,588	12,317
Federal funds sold	1,156	1,054

Cash and cash equivalents	112,957	66,655

Investment securities available for sale, at fair value	267,417	299,909
Mortgage-backed securities available for sale, at fair value (including assets pledged of $390,413 and $1,094,525 at December 31, 2006 and September 30 2006, respectively)	1,144,696	1,225,944
Mortgage loans held for sale at lower of cost or market	117,165	9,542
Loans held in portfolio	11,382,016	11,240,483
Add: Unearned discounts, premiums and deferred loan costs, net	205,762	196,601
Less: Allowance for loan losses	(39,192)	(36,378)

Loans held in portfolio, net	11,548,586	11,400,706

FHLB stock and other earning assets	283,167	255,492
Office properties and equipment, net	53,256	48,728
Real estate owned	413	729
Accrued interest receivable	79,963	71,398
Mortgage servicing rights	19,154	20,259
Goodwill	28,353	28,353
Bank owned life insurance	118,396	117,167
Prepaid expenses and other assets	37,193	26,017

Total assets	$13,810,716	$13,570,899

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest bearing deposits	$5,918,466	$5,681,868
Non-interest bearing deposits	371,833	392,264

Total deposits	6,290,299	6,074,132

Securities sold under agreements to repurchase	324,016	1,066,389
Advances from Federal Home Loan Bank	5,789,350	5,174,350
Convertible senior notes	120,000	120,000
Trust preferred securities and subordinated debentures	247,255	195,791
Federal Funds purchased	125,000	—
Interest payable	30,505	32,006
Advance payments by borrowers for taxes and insurance	34,101	92,717
Accrued expenses and other liabilities	68,222	62,354

Total liabilities	13,028,748	12,817,739

Commitments and Contingencies (See note (10)

Stockholders’ Equity:
Preferred stock, $0.01 par value	11	10
Authorized shares—10,000,000
Issued shares—1,089,713 and 984,713 Outstanding shares—1,062,993 and 957,993 Treasury shares—26,720	(528)	(528)
Class A common stock, $0.01 par value	368	366
Authorized shares—60,000,000
Issued shares—36,835,927 and 36,574,523 Outstanding shares—36,272,347 and 36,140,943 Treasury shares—563,580 and 433,580	(8,524)	(5,226)
Class B common stock, $0.01 par value	7	8
Authorized shares—3,000,000
Issued shares—693,947 and 771,262 Outstanding shares—447,747 and 525,062 Treasury shares—246,200	(2,802)	(2,802)
Additional paid-in capital	505,502	503,585
Retained earnings	303,128	276,078
Deferred compensation	2,089	2,048
Accumulated other comprehensive loss	(17,283)	(20,379)

Total stockholders’ equity	781,968	753,160

Total liabilities and stockholders’ equity	$13,810,716	$13,570,899

See accompanying condensed notes to consolidated financial statements

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended December 31,
	2006	2005
	(Dollars and shares in thousands, except per share data)
Interest income:
Interest and fees on loans	$211,815	$121,009
Interest on mortgage-backed securities	13,770	16,630
Interest and dividends on investments and other interest-earning assets	8,244	5,889

Total interest income	233,829	143,528

Interest expense:
Interest on deposits	67,719	39,172
Interest on borrowings	82,272	49,280
Preferred dividends of trust preferred securities and subordinated debentures	5,043	3,763

Total interest expense	155,034	92,215

Net interest income before provision for loan losses	78,795	51,313
Provision for loan losses	4,000	2,300

Net interest income after provision for loan losses	74,795	49,013

Non-interest income:
Loan servicing fees	1,947	1,453
Amortization of mortgage servicing rights	(858)	(886)
Impairment of mortgage servicing rights	(832)	—
Loan fees	1,074	709
Deposit fees	1,474	1,317
Other fees	672	640
Net gain on sale of investments and mortgage-backed securities	43	—
Net gain on sale of loans and other assets	5,596	1,890
Income from insurance and investment services	952	900
Loss on swaps	(196)	—
Other non-interest income	1,718	1,649

Total non-interest income	11,590	7,672

Non-interest expenses:
Employee compensation and benefits	24,286	16,761
Occupancy and equipment	8,555	6,943
Telecommunications and data processing	2,830	2,125
Advertising and promotion expense	1,775	1,398
Professional fees	1,617	1,496
Other	5,984	3,709

Total non-interest expenses	45,047	32,432

Income before income taxes	41,338	24,253
Provision for income taxes	13,970	8,078

Net income	$27,368	$16,175

Earnings Per Share:
Basic	$0.75	$0.53

Diluted	$0.71	$0.50

Weighted average number of common shares outstanding:
Basic	36,390	30,169
Diluted	38,339	32,231
Dividends declared per share on common stock	$0.005	$0.005

See accompanying condensed notes to consolidated financial statements

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	For the Three Months Ended December 31, 2006 and 2005
	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Deferred Compensation	Accumulated Other Comprehensive Loss Net of Tax	Total Stockholders’ Equity
	(In thousands)
Balance at September 30, 2006	$10	$374	$503,585	$276,078	$(8,556)	$2,048	$(20,379)	$753,160
Comprehensive income:
Net income for the three months ended December 31, 2006	—	—	—	27,368	—	—	—	27,368
Other comprehensive income, net of tax	—	—	—	—	—	—	3,096	3,096

Total comprehensive income	—	—	—	—	—	—	—	30,464
Payment of dividends	—	—	—	(318)	—	—	—	(318)
Company stock acquired	—	—	—	—	(3,298)	—	—	(3,299)
Deferral of compensation	—	—	—	—	—	41	—	41
Stock option exercises and restricted stock awards	1	1	1,917	—	—	—	—	1,920

Balance at December 31, 2006	$11	$375	$505,502	$303,128	$(11,854)	$2,089	$(17,283)	$781,968

Balance at September 30, 2005	$9	$308	$342,859	$193,372	$(7,728)	$1,695	$(22,899)	$507,616
Comprehensive income:
Net income for the three months ended December 31, 2005	—	—	—	16,175	—	—	—	16,175
Other comprehensive loss, net of tax	—	—	—	—	—	—	(3,206)	(3,206)

Total comprehensive income	—	—	—	—	—	—	—	12,969
Payment of dividends	—	—	—	(268)	—	—	—	(268)
Stock option exercises and restricted stock awards	1	2	2,041	—	—	—	—	2,044

Balance at December 31, 2005	$10	$310	$344,900	$209,279	$(7,728)	$1,695	$(26,105)	$522,361

See accompanying condensed notes to consolidated financial statements

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended December 31,
	2006	2005
	(In thousands)
Cash used in operating activities	$(126,712)	$(26,214)

Cash flows from investing activities:
Net increase in loans held in portfolio	(145,077)	(855,509)
Purchase of investment securities available for sale	(9,781)	(10,723)
Purchase of FHLB stock and other earning assets	(57,915)	(45,313)
Purchase of office properties and equipment	(7,383)	(3,968)
Proceeds from repayments of investment securities available for sale	33,488	9,654
Proceeds from repayments of mortgage-backed securities available for sale	83,872	124,565
Proceeds from repayments of FHLB stock and other earning assets	30,240	34,065
Proceeds from sale of investment securities available for sale	9,642	3,780
Proceeds from sale of mortgage-backed securities available for sale	33,448	52,530
Proceeds from sale of real estate owned and other assets	701	478

Net cash used in investing activities	(28,765)	(690,441)

Cash flows from financing activities:
Net increase in deposits	216,167	274,002
Additions to long-term Federal Home Loan advances	1,625,000	400,000
Repayments of long-term Federal Home Loan advances	(535,000)	(76,035)
Net decrease in short-term Federal Home Loan advances	(475,000)	(74,000)
Net (decrease) increase in other borrowings	(617,373)	94,213
Net decrease in advances from borrowers for taxes and insurance	(58,616)	(48,491)
Net proceeds from issuance of trust preferred securities	50,000	—
Net proceeds from issuance of stock	217	781
Purchase of stock	(3,298)	(268)
Dividends paid on stock	(318)	(168)

Net cash provided by financing activities	201,779	570,202

Increase (decrease) in cash and cash equivalents	46,302	(146,454)
Cash and cash equivalents at beginning of period	66,655	238,051

Cash and cash equivalents at end of period	$112,957	$91,597

Supplemental schedule of non-cash investing and financing activities:
Exchange of loans for mortgage-backed securities in loan sales transaction with FNMA and FHLMC	$33,674	$52,530
Transfer of loans from portfolio to loans held for sale	$207,058	$47,484
Transfer of loans held for sale to portfolio	$11,253	$—
Transfers from loans to real estate owned	$438	$1,347

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

The unaudited consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the three-month period ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007. These condensed notes should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in BankUnited’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

Certain prior period amounts have been reclassified to conform to the December 31, 2006 consolidated financial statements presentation.

2.    Impact of Certain Accounting Pronouncements

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

SFAS No. 154

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections.” This statement replaces Accounting Principles Board Opinion No. 20 “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. BankUnited adopted this statement in the fiscal year that began on October 1, 2006, and will apply it as applicable.

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

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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

SFAS No. 155 was effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. BankUnited adopted this statement in the fiscal year that began on October 1, 2006, without any material effect.

SFAS No. 156

In March 2006, the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets.” This statement amends SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 provides for alternative accounting treatments of mortgage servicing rights for transactions entered into after the adoption of the pronouncement and is effective for an entity’s first fiscal year that begins after September 15, 2006. BankUnited elected to continue using the amortization method as the accounting treatment of mortgage servicing rights for new transactions related to fixed-rate mortgage loans in the fiscal year that began on October 1, 2006.

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

FIN No 48 is effective for fiscal years beginning after December 15, 2006. BankUnited will adopt this statement, as applicable, in its fiscal year beginning October 1, 2007.

Management does not expect this interpretation to have a material effect on BankUnited’s financial statements.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements.

This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. BankUnited will adopt this statement, as applicable, in its fiscal year beginning October 1, 2008.

Management does not expect this statement to have a material effect on BankUnited’s financial statements.

SAB No. 108

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, (“SAB No. 108”) “Financial Statements — Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.”

SAB No. 108 addresses how to quantify the effect of an error on the financial statements concluding that dual balance sheet and income approach should be used to compute the impact of the amount of a misstatement. Specifically, the amount should be computed using both the “rollover” (income statement perspective) and “iron curtain” (balance sheet perspective) methods.

SAB No. 108 is effective for fiscal years ending after November 15, 2006. BankUnited adopted this statement, in its fiscal year that began on October 1, 2006, and will apply it as applicable.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

3.    Investment and Mortgage-backed Securities Available for Sale

Investments Securities Available for Sale

Presented below is an analysis of investments designated as available for sale.

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. government sponsored entity debt securities (1)	$45,600	$—	$(435)	$45,165
Preferred stock of U.S. government sponsored entities	86,109	60	(4,107)	82,062
Trust preferred securities of other issuers	23,037	308	(66)	23,279
Mutual funds and other bonds	117,400	49	(3,997)	113,452
Other equity securities	3,097	362	—	3,459

Total	$275,243	$779	$(8,605)	$267,417

	September 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. government sponsored entity debt securities (1)	$70,599	$—	$(683)	$69,916
Preferred stock of U.S. government sponsored entities	95,696	100	(4,541)	91,255
Trust preferred securities of other issuers	23,056	361	(67)	23,350
Mutual funds and other bonds	116,160	43	(4,159)	112,044
Other equity securities	3,097	247	—	3,344

Total	$308,608	$751	$(9,450)	$299,909

Investment securities at December 31, 2006, by contractual maturity, are shown below.

	Available for Sale
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$50,085	$49,645
Due after one year through five years	5,698	5,675
Due after five years through ten years	1,878	1,866
Due after ten years	56,257	56,112
Equity securities	161,325	154,119

Total	$275,243	$267,417

(1)	U.S. Government sponsored entities include the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC).

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Mortgage-backed Securities Available for Sale

Presented below is an analysis of mortgage-backed securities designated as available for sale:

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
FNMA mortgage-backed securities	$198,729	$41	$(6,595)	$192,175
FHLMC mortgage-backed securities	58,781	24	(1,162)	57,643
Collateralized mortgage obligations	6,086	—	(163)	5,923
Mortgage pass-through certificates (1)	899,933	662	(11,640)	888,955

Total	$1,163,529	$727	$(19,560)	$1,144,696

	September 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
FNMA mortgage-backed securities	$211,207	$62	$(7,612)	$203,657
FHLMC mortgage-backed securities	63,391	24	(1,668)	61,747
Collateralized mortgage obligations	6,860	42	(26)	6,876
Mortgage pass-through certificates (1)	967,207	396	(13,939)	953,664

Total	$1,248,665	$524	$(23,245)	$1,225,944

(1)	Included in BankUnited’s portfolio of mortgage-backed securities as of December 31, 2006 and September 30, 2006, were securities with a fair value of $218 million and $230 million, respectively, retained from BankUnited’s mortgage loans securitization from September 2005

Mortgage-backed securities at December 31, 2006, by contractual maturity and adjusted for anticipated prepayments, are shown below.

	Available for Sale
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$420,306	$413,729
Due after one year through five years	691,512	680,183
Due after five years through ten years	43,887	43,168
Due after ten years	7,824	7,616

Total	$1,163,529	$1,144,696

Based on the internal model used by BankUnited, estimated average duration of the mortgage-backed securities portfolio as of December 31, 2006 was 1.50 years. This duration extends to 1.90 years in a hypothetical scenario that immediately adds 100 basis points to market interest rates. The model used by BankUnited is based on assumptions that may differ from the eventual outcome.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The following tables provide information on unrealized losses for investments and mortgage-backed securities available for sale as of December 31, 2006 and September 30, 2006.

	As of December 31, 2006
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)
	(In thousands)
Available for sale securities
Investment securities:
Trust preferred securities of other issuers	$—	$—	$3,934	$(66)	$3,934	$(66)
U.S. government sponsored entity debt securities (2)	—	—	45,165	(435)	45,165	(435)
Preferred stock of U.S. government sponsored entities (2)	36,589	(3,349)	15,487	(758)	52,076	(4,107)
Mutual funds and other bonds (3)	6,551	(101)	91,888	(3,896)	98,439	(3,997)

Total investment securities	$43,140	$(3,450)	$156,474	$(5,155)	$199,614	$(8,605)

Mortgage-backed securities:
FNMA mortgage-backed securities	$—	$—	$187,999	$(6,595)	$187,999	$(6,595)
FHLMC mortgage-backed securities	—	—	55,763	(1,162)	55,763	(1,162)
Collateralized mortgage obligations	4,874	(140)	1,188	(23)	6,062	(163)
Mortgage pass-through certificates	39,668	(146)	724,360	(11,494)	764,028	(11,640)

Total mortgage-backed securities	$44,542	$(286)	$969,310	$(19,274)	$1,013,852	$(19,560)

(1)	These unrealized losses are not considered to be other- than- temporary based on management’s evaluation. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer of the securities; and the intent and ability to retain the security in order to allow for an anticipated recovery in fair value.
(2)	U.S. Government sponsored entities include FNMA and FHLMC.
(3)	Underlying assets of mutual funds consist primarily of mortgage-backed securities.

	As of September 30, 2006
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)
	(In thousands)
Available for sale securities
Investment securities:
Trust preferred securities of other issuers	$1,996	$(5)	$1,938	$(62)	$3,934	$(67)
U.S. government sponsored entity debt securities (2)	—	—	69,916	(683)	69,916	(683)
Preferred stock of U.S. government sponsored entities (2)	37,156	(2,859)	24,361	(1,682)	61,517	(4,541)
Mutual funds and other bonds (3)	8,273	(166)	91,178	(3,993)	99,451	(4,159)

Total investment securities	$47,425	$(3,030)	$187,393	$(6,420)	$234,818	$(9,450)

Mortgage-backed securities:
FNMA mortgage-backed securities	$252	$(1)	$198,578	$(7,611)	$198,830	$(7,612)
FHLMC mortgage-backed securities	—	—	59,534	(1,668)	59,534	(1,668)
Collateralized mortgage obligations	—	—	1,355	(26)	1,355	(26)
Mortgage pass-through certificates	20,730	(154)	862,145	(13,785)	882,875	(13,939)

Total mortgage-backed securities	$20,982	$(155)	$1,121,612	$(23,090)	$1,142,594	$(23,245)

(1)	These unrealized losses are not considered to be other- than- temporary based on management’s evaluation. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer of the securities; and the intent and ability to retain the security in order to allow for an anticipated recovery in fair value.
(2)	U.S. Government sponsored entities include FNMA and FHLMC.
(3)	Underlying assets of mutual funds consist primarily of mortgage-backed securities.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

4.    Loans Held in Portfolio

Loans held in portfolio consist of the following:

	As of December 31, 2006		As of September 30, 2006
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
One-to-four family residential:
Residential mortgages	$9,114,076	78.8%	$8,967,323	78.6%
Specialty consumer mortgages	681,638	5.9	694,590	6.1

Total one-to-four family residential	9,795,714	84.7	9,661,913	84.7
Home equity loans and lines of credit	381,820	3.3	355,822	3.1
Multi-family	88,605	0.8	85,544	0.8
Commercial real estate	432,108	3.8	413,637	3.6
Construction	149,616	1.3	174,466	1.5
Land	329,038	2.8	337,023	3.0

Total real estate loans	11,176,901	96.7	11,028,405	96.7

Other loans:
Commercial	186,618	1.6	194,269	1.7
Consumer	18,497	0.2	17,809	0.2

Total other loans	205,115	1.8	212,078	1.9

Total loans held in portfolio (1)	11,382,016	98.5	11,240,483	98.6
Unearned discounts, premiums and deferred loan costs, net	205,762	1.8	196,601	1.7
Allowance for loan losses	(39,192)	(0.3)	(36,378)	(0.3)

Total loans held in portfolio, net	$11,548,586	100.0%	$11,400,706	100.0%

(1)	As of December 31, 2006, BankUnited had $44.7 million of non-accrual loans and no loans past due more than 90 days and still accruing. As of September 30, 2006, BankUnited had $20.7 million of non-accrual loans and no loans past due more than 90 days and still accruing.

As of December 31, 2006, the Bank had pledged approximately $8.7 billion of mortgage loans as collateral for advances from the Federal Home Loan Bank of Atlanta. As of September 30, 2006, the Bank had pledged approximately $8.2 billion of mortgage loans as collateral for advances from the Federal Home Loan Bank of Atlanta.

The following table provides the composition of BankUnited’s one-to-four family residential loans as of December 31, 2006 and September 30, 2006, including loans held for sale.

	As of December 31, 2006		As of September 30, 2006
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
One-to-four family residential loans:
Fixed rate loans	$1,292,234	13.0%	$1,273,240	13.1%
Adjustable rate loans (ARM):
Option ARM (1)	6,867,795	69.3	6,662,052	68.9
Non Option ARM	1,752,850	17.7	1,736,163	18.0

Total ARM loans	8,620,645	87.0	8,398,215	86.9

Total one-to-four family residential loans, including loans held for sale (2)	$9,912,879	100.0%	$9,671,455	100.0%

(1)	This concentration represents 60.9% of BankUnited’s total loans outstanding as of December 31, 2006. As of December 31, 2006, Option ARM loans with a balance of $5.6 billion were negatively amortizing with approximately $129.7 million of their principal

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

balances resulting from negative amortization. As of September 30, 2006, Option ARM loans with a balance of $5 billion were negatively amortizing with approximately $89 million of their principal balances resulting from negative amortization. These loans are subject to interest rate caps.

(2)	Excluding deferred costs, discounts, premiums and allowance for loan losses.

Option ARM loans have an interest rate that adjusts periodically, generally on a monthly basis, and allows borrowers different monthly payment options. The initial minimum monthly payment is generally lower than the amount required for full amortization of the loan and may only increase by 7.5% annually through the fifth year of the loan. The scheduled monthly payment increases after five years to require full repayment of the loan balance over the remaining term of the loan.

Borrowers have the option to pay a minimum payment that may not cover the interest accrued on the loan for the month and this would result in deferred interest being added to the balance of the loan. The increase in loan balance over the original loan amount is referred to as negative amortization. Contractual terms of the option ARM limit the amount that the loan balance can increase through negative amortization to 115% of the original loan amount during the first five years of the loan. Upon reaching this limit the monthly payment increases to require full repayment of principal over the remaining term of the loan. The borrower has other options that would allow him to pay interest only or a higher amount that would reduce the outstanding loan balance in any month.

The characteristics of the option ARM portfolio as of December 31, 2006 were as follows:

•	Option ARM loans represented 59.3% of the total loan portfolio

•

$5.6 billion or 80% of $7.0 billion in option ARM loans had negative amortization of $129.7 million. This amount represented 2.3% percent of the loan balance on negatively amortizing loans, or 1.9% of the total option ARM loans outstanding

•	The average LTV of the option ARM portfolio at inception was 73.67% with the adjustment for coverage of Private Mortgage Insurance (PMI)

•	The average outstanding balance of an option ARM loan in the portfolio, was $306,159

•	The average borrower credit score (FICO) was 710

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

5.    Earnings Per Share

The following tables reconcile basic and diluted earnings per share for the three months ended December 31, 2006 and 2005.

	For the Three Months Ended December 31,
	2006	2005
	(Dollars and shares in thousands, except per share data)
Basic earnings per share:
Numerator:
Net income	$27,368	$16,175
Preferred stock dividends	135	118

Net income available to common stockholders	$27,233	$16,057

Denominator:
Weighted average common shares outstanding	36,390	30,169

Basic earnings per share	$0.75	$0.53

Diluted earnings per share:
Numerator:
Net income available to common stockholders	$27,233	$16,057
Plus:
Convertible preferred stock dividends	135	118

Diluted net income available to common stockholders	$27,368	$16,175

Denominator:
Weighted average common shares outstanding	36,390	30,169
Plus:
Stock options and restricted stock	984	1,154
Convertible preferred stock	965	908

Diluted weighted average shares outstanding	38,339	32,231

Diluted earnings per share(1)	$0.71	$0.50

(1)	For the three months ended December 31, 2006, BankUnited did not consider potential common and preferred stock options of 535,798 and 270,500, respectively, in the computation of diluted earnings per share as they would have been antidilutive.

For the three months ended December 31, 2005, BankUnited did not consider potential common and preferred stock options of 717,576 and 220,000, respectively, in the computation of diluted earnings per share as they would have been antidilutive.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

6.    Regulatory Capital

The Bank’s regulatory capital levels as of December 31, 2006 and September 30, 2006 was as follows:

	As of December 31, 2006	As of September 30, 2006
	(Dollars in thousands)
Tier 1 Leverage Capital
Amount	$1,024,422	$990,629
Actual Ratio	7.4%	7.3%
Well-Capitalized Minimum Ratio(1)	5.0%	5.0%
Adequately Capitalized Minimum Ratio(1)	4.0%	4.0%

Tier 1 Risk-Based Capital (2)
Amount	$1,024,422	$990,629
Actual Ratio	14.0%	13.8%
Well-Capitalized Minimum Ratio (1)	6.0%	6.0%
Adequately Capitalized Minimum Ratio (1)	4.0%	4.0%

Total Risk-Based Capital
Amount	$1,049,550	$1,013,770
Actual Ratio	14.5%	14.3%
Well-Capitalized Minimum Ratio(1)	10.0%	10.0%
Adequately Capitalized Minimum Ratio(1)	8.0%	8.0%

(1)	Based on Office of Thrift Supervision regulations adopted to implement the “prompt corrective action” provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991.
(2)	Tier 1 risk-based capital ratio is the ratio of core capital to risk weighted assets.

7.    Comprehensive Income

BankUnited’s comprehensive income includes all items which comprise net income, plus other comprehensive gain (loss). For the three months ended December 31, 2006 and 2005, BankUnited’s comprehensive income was as follows:

	For the Three Months Ended December 31,
	2006	2005
	(In thousands)
Net income	$27,368	$16,175
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) arising during the period on securities, net of tax (expense) benefit of $(1,808) and $1,662 for the three months ended December 31, 2006 and 2005, respectively	3,358	(3,087)
Unrealized (loss) gain on cash flow hedges, net of tax benefit (expense) of $110 and $31 for the three months ended December 31, 2006 and 2005, respectively	(205)	58
Less reclassification adjustment for:
Realized gain on securities sold included in net income, net of tax expense of $15 for the three months ended December 31, 2006	28	—
Realized gain (loss) on cash flow hedges, net of tax (expense) benefit of $16 and $14 for the three months ended December 31, 2006 and 2005, respectively	29	(26)
Other	—	203

Total other comprehensive income (loss), net of tax	3,096	(3,206)

Comprehensive income	$30,464	$12,969

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

8.    Accounting For Derivatives and Hedging Activities

BankUnited uses derivative instruments as part of its interest rate risk management activities to reduce risks associated with its loan origination and borrowing activities. Derivatives include loan commitments, forward sales contracts, and interest rate swaps and caps. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), BankUnited recognizes all derivatives as either assets or liabilities on the consolidated balance sheet and reports them at fair value with realized and unrealized gains and losses included in either earnings or in other comprehensive income, depending on the purpose for which the derivative is held and whether the derivative qualifies for hedge accounting.

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

Forward Sales Contracts

BankUnited enters into forward sales contracts in order to economically hedge fair value exposure of loan commitments and fair value exposure of loans held for sale to a change in interest rates. Fair value changes of forward sales contracts, not eligible for hedge accounting under SFAS No. 133, are recorded in earnings under non-interest expense with an offset in other liabilities. Hedge accounting was not applied to these contracts in the quarters ended December 31,2005 and December 31, 2006.

Loans Held For Sale

Loans held for sale are accounted for under the lower of cost or market method. Lower of cost or market adjustments are recorded in earnings under non-interest expense. No adjustments, related to lower of cost or market, were booked in the periods ended December 31, 2006, and 2005.

Interest Rate Swaps and Caps

At December 31, 2006, BankUnited had outstanding one interest rate swap contract and two interest rate cap contracts used to reduce the risk of rising interest payments associated with specific variable rate debt instruments. These contracts were accounted for as cash flow hedges under SFAS 133.

BankUnited had applied hedge accounting based on the “short cut” method for interest rate swaps provided for in Statement of Financial Accounting Standards No. 133 for the quarter ended December 31, 2005. BankUnited reviewed its application of the short cut method in accounting for interest rate swaps in the subsequent quarter and concluded that three hedge transactions, outstanding at December 31, 2005, did not meet the requirements set forth in the guidance and hedge accounting was precluded for those items in the periods

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

previously applied. BankUnited concluded that the reclassification of these swaps did not materially affect the results of operations for any period presented and recognized a $242 thousand net charge from prior periods in the quarter ended March 31, 2006. The “shortcut method” has not been used in subsequent periods.

The following table summarizes certain information with respect to the use of derivatives and their impact on BankUnited’s statements of income during the quarters ended December 31, 2006, and 2005:

	2006	2005
	(In thousands)
Interest Rate Swaps
Loss recorded in non-interest income related to cash flow swaps	$196	$—
Other Derivatives (1)
Gain (loss) recorded in non-interest expense	58	(103)

Total net (loss) gain recorded in earnings due to derivatives	$(138)	$(103)

Note:	A charge of $4 thousand related to ineffectiveness on cash flow hedges was booked during the quarter ended December 31, 2006. Within the next 12 months, BankUnited estimates that $181 thousand will be reclassified out of other comprehensive income as a credit to earnings for cash flow hedges outstanding as of December 31, 2006.
(1)	BankUnited uses other derivatives to economically hedge interest rate risk, but they do not qualify for hedge accounting treatment.

9.    Stock-Based Compensation

At December 31, 2006 BankUnited Financial Corporation had certain stock-based compensation plans approved by shareholders and designed to provide incentives to current and prospective officers, directors and employees of BankUnited and its subsidiaries. Under the plans, BankUnited may award stock options, stock appreciation rights, restricted stock, restricted stock units and awards in lieu of obligations, dividend equivalents, other stock-based awards and performance awards in each of its classes of stocks. For information on subsequent events affecting stock-based compensation, see Part II, Item 4 Submission of matters to a vote of security holders on this report.

Options

BankUnited may award both incentive stock options and non-qualified stock options. Options granted under BankUnited’s Plans generally expire eight to ten years after the date of grant and are granted at or above the fair market value (closing price) of the stock on the date of grant. An option may vest over a period ranging from immediate to nine years.

In the first fiscal quarter of 2007, the Company awarded 242 thousand non-qualified Common A stock options at $26.82. These options had a fair value of $1.7 million.

BankUnited has used the Black-Scholes model to calculate fair values of options awarded. This model requires assumptions as to expected volatility, dividends, terms, and risk free rates. Assumptions used for the periods covered herein, are outlined in the table below:

	Three Months Ended December 31, 2006	Three Months Ended December 31, 2005
Expected Volatility	26.0%	26.0%
Expected Dividend	.007% - 1.32%	.007% - 1.32%
Expected Term in Years	3.9 - 5.0	3.9-7.0
Risk Free Rate	4.66% - 4.68%	4.45% - 4.45%

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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

The following table presents the activity of BankUnited’s outstanding stock options, for all classes of Common Stock for the quarter ended December 31, 2006:

Common Stock Options	Number of Shares	Weighted Average Price per Share	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value
	(Dollars and shares in thousands)
Options outstanding, September 30, 2006	2,305	$17.73	5.9	$20,133
Options granted	242	$26.82
Options exercised	(21)	$26.24
Options forfeited	(2)	$23.47
Options expired	(9)	$9.15

Options outstanding, December 31, 2006	2,515	$18.70	6.0	$20,139

Exercisable at December 31, 2006	1,817	$16.74	5.3	$17,925
Unvested at December 31, 2006	698	$23.81	7.9	$2,214

The following table presents the activity of BankUnited’s outstanding stock options, for Series B Preferred Stock, for the quarter ended December 31, 2006:

Series B Preferred Stock Options	Number of Shares	Weighted Average Price per Share	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value
	(Dollars and shares in thousands)
Outstanding September 30, 2006	941	$26.75	5.4	$12,762
Granted	—	—
Exercised	—	—

Outstanding December 31, 2006	941	$26.75	5.1	$13,028

Exercisable at December 31, 2006	692	$23.03	4.1	$11,791
Unvested at December 31, 2006	249	$37.07	7.8	$1,236

The following table presents the values of option grants and exercises for the three-month periods ended December 31, 2006 and 2005:

	Three Months Ended December 31, 2006	Three Months Ended December 31, 2005
	(Dollars and shares in thousands except per share data)
Grant date weighted average fair value per share of options granted during period	$7.07	$7.63
Total intrinsic value of options exercised	$341	$966
Cash received from options exercised	$217	$776
Actual tax benefit to be realized from option exercises	$19	$227

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Restricted Stock

Restricted stock awards granted without performance-based restrictions vest in annual installments over periods ranging from immediate to fourteen years commencing on the date of the grant. The vesting schedules are intended to encourage officers, directors and employees to make long-term commitments to BankUnited.

In the first fiscal quarter of 2007 the Company awarded 161 thousand shares of Common A restricted stock valued at $4.3 million to vest over five to seven years. These grants included 28,000 performance-based restricted shares valued at $750 thousand. Fair value for non-vested shares is determined based on the closing price of BankUnited’s shares on the grant date.

A summary of the status of BankUnited’s non-vested restricted common shares and restricted common stock units for the quarter ended December 31, 2006 are presented below:

Common Unvested Shares *	Number of Shares (in thousands)	Weighted Average Price per Share (at date of grant)
Outstanding September 30, 2006	477	$25.28
Granted	161	26.81
Vested	(53)	23.72
Forfeited	—	—

Outstanding December 31, 2006	585	25.86

*	Including Restricted Stock Units

The intrinsic value for these awards is $0.8 million and the weighted average life of these awards is 4.2 years.

In the first fiscal quarter of 2007 the Company awarded 105 thousand shares of Series B Preferred-restricted stock valued at $4.2 million to vest over five to seven years. These grants included 105,000 performance-based restricted shares valued at $4.2 million. Fair value for non-vested shares is determined based on the closing price of BankUnited’s shares on the grant date.

A summary of the status of BankUnited’s unvested Series B Preferred Stock restricted shares, including both, performance and nonperformance-based awards, units for the quarter ended December 31, 2006, are presented below :

Preferred Unvested Shares	Number of Shares (in thousands)	Weighted Average Price per Share (at date of grant)
Outstanding at September 30, 2006	341	$30.98
Granted	105	40.12
Vested	(2)	35.40

Outstanding at December 31, 2006	444	$33.12

The intrinsic value for these awards is $2.9 million and the weighted average life of the awards is 4.5 years.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Performance Based Awards

Under the Stock Award and Incentive Plan the Compensation Committee has the authority to grant performance awards based on the achievement of pre-set performance goals by a future date. The goals are business-based goals such as growth in assets, loans and/or deposits; enhancing earnings by achieving certain levels of revenue and/or net income, improving or maintaining quality of assets, and improving net interest margin.

During the period ended December 31, 2006 the Compensation Committee voted to award certain executive officers performance awards that require the achievement of goals over future periods on specified objectives. These awards have performance periods that range from one to two years.

Performance based restricted stock awards are eligible to be voted by the executive from the date of the award. Dividends are paid only after achievement of performance goals to which the award is subject.

In the first fiscal quarter of 2007 the Company awarded 133 thousand shares of restricted stock valued at $5.0 million to vest over five to seven years. These grants included 28,000 shares of Common A stock valued at $750 thousand and 105,000 shares of Series B Preferred stock valued at $4.2 million Fair value for non-vested shares is determined based on the closing price of BankUnited’s shares on the grant date.

As of December 31, 2006 BankUnited had the following awards outstanding in both Class A Common Stock and Series B Preferred Stock.

Performance Based Unvested Shares	Number of Shares (in thousands)	Weighted Average Price per Share (at date of grant)
Outstanding at September 30, 2006	347	$30.17
Granted	133	37.32
Vested	(2)	35.40

Outstanding at December 31, 2006	478	$32.16

The intrinsic value for these awards is $2.9 million and the weighted average life of the awards is 4.4 years.

10.    Commitments and Contingencies

Commercial and standby letters of credit are off balance sheet instruments which represent conditional commitments issued by BankUnited to guarantee the performance of a customer to a third party. BankUnited had outstanding commercial and standby letters of credit in the amount of $45.4 million and $47.5 million as of December 31, 2006 and September 30, 2006, respectively. Fees collected on standby letters of credit represent the fair value of these commitments and are deferred and amortized over their term, which is typically one year or less.

BankUnited is a party to certain claims and litigation arising in the ordinary course of business. In the opinion of management, the resolution of such claims and litigation will not materially affect BankUnited’s consolidated financial position or results of operations.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

11.    Subsequent Events

In January 2007, BankUnited sold $7.3 million of a troubled commercial real estate loan at a discount of $1.3 million. This amount had been specifically reserved at December 31, 2006. The disposition of this loan reduced BankUnited’s total exposure on this credit relationship to $3 million.

On January 23, 2007, BankUnited held its Annual Meeting of Stockholders. See Part II, Item 4 on page 35 for results of this meeting.

On January 23, 2007, BankUnited’s Board of Directors authorized a 600,000 share increase in the number of shares of its Class A Common Stock that could be acquired under the stock repurchase program from 3,000,000 shares to 3,600,000 shares of which, 552,700 have been repurchased, leaving a balance of 3,047,300 shares. This plan does not have an expiration date.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Form 10-Q, “BankUnited,” “we,” “us” and “our” refers to BankUnited Financial Corporation and its subsidiaries (“BankUnited”) on a consolidated basis. The following discussion and analysis and the related financial data present a review of BankUnited’s consolidated operating results for the three month periods ended December 31, 2006 and 2005 and consolidated financial condition as of December 31, 2006. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in BankUnited’s Annual Report on Form 10-K.

This Quarterly Report on Form 10-Q contains forward-looking statements. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words and phrases such as: “will likely result,” “expect,” “will continue,” “anticipate,” “estimate,” “project,” “believe,” “intend,” “will,” “should,” “would,” “could,” “may,” “can,” “plan,” “target” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include, but are not limited to, discussions concerning:

•	Projections of revenues, expenses, income, earnings per share, margin, asset growth, loan production, credit quality, deposit growth, and other performance measures;

•	Expansion of operations, including branch openings, entrance into new markets, development of products and services; and

•	Discussions on the outlook of the economy, competition, regulation, taxation, company strategies, subsidiaries, investment risk, and policies.

Actual results or performance could differ from those implied or contemplated by forward-looking statements. BankUnited wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and are not historical facts or guarantees of future performance. Forward-looking statements are subject to certain risks and uncertainties, including, among others: general business, economic and market conditions, fiscal and monetary policies, war and terrorism, natural events and disasters, changes in interest rates, deposit flows, loan demand, real estate values and real estate market conditions; a deterioration in credit quality and/or a reduced demand for credit, competition with other providers of financial products and services; the issuance or redemption of additional company equity or debt; volatility in the market price of our common stock; changes in accounting principles, policies or guidelines, changes in laws or regulations; reliance on other companies for products and services; operational or systems risks; and other economic, competitive, servicing capacity, governmental, regulatory and technological factors affecting the company’s operations, pricing, products and delivery of services. Information in this Quarterly Report on Form 10-Q is as of the dates, and for the periods, indicated. BankUnited does not undertake, and specifically disclaims any obligation, to publicly update or revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements, whether as the result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in or incorporated by reference into this report might not occur.

Overview

BankUnited’s results of operations are dependent primarily on its net interest income, which is the difference between the interest earned on its assets, primarily its loan and securities portfolios, including the effect of related premium, fees and discounts, and its cost of funds, which consists of the interest paid on its deposits and borrowings. BankUnited’s results of operations are also affected by its provision for loan losses as well as non-interest income, non-interest expenses and income tax expense.

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

Highlights for the quarter ended December 31, 2006 were:

•

Record net income of $27.4 million for the quarter, up 69% over the same quarter of fiscal 2006. Net-interest margin of 2.35% increased by 39 basis points from the same quarter last year. Net interest income was the main contributor to the improvement in net income.

•

Total assets reached $13.8 billion, up $2.6 billion, or 23%, from December 31, 2005 and total loans grew by $2.7 billion or 30%, from December 31, 2005. Asset growth has been centered in the residential loan portfolio, which grew by $2.4 billion.

•	Loan production was $1.3 billion for the quarter, down 6.7% from the same quarter of fiscal 2006.

•	Sale of $545 million in residential loans resulted in a gain of $5.6 million.

•	Total deposits reached $6.3 billion, up $1.3 billion, or 25.7%, from December 31, 2005.

Record net income in the first quarter resulted from growth in earning assets, higher net interest margin and gains from loan sales. The cyclical slowdown in the housing market is expected to reduce the level of residential loan production and increase the level of non-performing assets in 2007 from their current low levels by industry standards.

BankUnited is implementing a multi-step program to continue its growth in a slower housing market. These plans aim to:

•	increase loans by entering new markets and creating and refining products

•	build the Florida franchise through additional branch expansion

•	grow consumer and commercial lending and

•	manage the cost of deposits and other borrowings

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

The allowance for loan losses is a subjective judgment that management must make regarding the loan portfolio, and is established and maintained at levels that management believes are adequate to cover probable losses resulting from the inability of borrowers to make required payments on loans. Estimates for loan losses are made by analyzing historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan administration and resolution, the views of regulators, changes in the size and composition of the loan portfolio, and peer group information. In addition, the economic climate and direction, increases or decreases in overall lending rates, political conditions, legislation directly or indirectly impacting the banking industry, and economic conditions affecting specific geographical areas in which BankUnited conducts business are all considered. Where there is impairment of a specific loan, management obtains valuations of the property or collateral securing the loan, loan market valuations, and current cash flow projections available to establish specific reserves. Since the calculation of appropriate loan loss allowances relies on management’s estimates and judgments relating to inherently uncertain events, actual results may differ from these estimates. For a more detailed discussion on the allowance for loan losses, see Asset Quality section of this report and, (e) Allowance for Loan Losses in note (1) Summary of Significant Accounting Policies to the Notes to Consolidated Financial Statements on page 74 of BankUnited’s Annual Report on Form 10-K for the year ended September 30, 2006.

Several estimates impact mortgage servicing assets, including the initial valuation of the assets to be recognized upon the sale of residential mortgage loans, the amortization of the assets, and the subsequent periodic valuation of the assets for impairment. The initial and ongoing valuation and amortization of mortgage servicing rights is significantly impacted by interest rates, prepayment fees, prepayment experience and the credit performance of the underlying loans. An increase in the anticipated prepayment speed of the serviced portfolio could affect the MSR asset valuation. For a more detailed discussion on MSR, see discussion Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” and notes (1) Summary of Significant Accounting Policies and (5) Servicing and Transfers of Mortgage Loans to the Notes to Consolidated Financial Statements on pages 56, 76 and 90, respectively of BankUnited’s Annual Report on Form 10-K for the year ended September 30, 2006.

Several assumptions are made in the determination of share-based compensation. BankUnited utilizes the Black — Scholes model to calculate stock-based compensation under SFAS 123R. Estimates of the expected volatility, the expected life of options, and the applicable risk free interest rate affect the computation of the fair value of options to be expensed. Assumptions are also made as to the expected achievement of performance conditions for performance based stock grants. Estimates of expected forfeiture rates are made for both options and restricted stock grants. For a more detailed discussion of stock based compensation see notes (1) Summary of Significant Accounting Policies on page 77 of BankUnited’s Annual Report on Form 10-K for the year ended September 30, 2006, and (9) Stock-Based Compensation of this report.

Accounting Pronouncements Issued and Not Yet Adopted

See Note (2) Impact of Certain Accounting Pronouncements to the accompanying condensed notes to consolidated financial statements.

RESULTS OF OPERATIONS

For the Three Months Ended December 31, 2006 Compared to the Same Period in 2005

General

Net income for the three months ended December 31, 2006 was $27.4 million, up 69.2% from $16.2 million for the same quarter last year. Basic and diluted earnings were $0.75 and $0.71 per share, respectively, for the quarter, up from $0.53 and $0.50 per share, respectively, for the same quarter last year.

The following table is a condensed version of BankUnited's Consolidated Statement of Operations for the periods presented.

	For the three months ended December 31,		Change
	2006	2005	$	%
	(In thousands, except per share amounts)
Net interest income	$78,795	$51,313	$27,482	53.56%
Provision for loan losses	4,000	2,300	1,700	73.91%
Non-interest income	11,590	7,672	3,918	51.07%
Non-interest expense	45,047	32,432	12,615	38.90%

Income before taxes	41,338	24,253	17,085	70.44%
Income taxes	13,970	8,078	5,892	72.94%

Net income	$27,368	$16,175	$11,193	69.2%

Basic earnings per share	$0.75	$0.53	$0.22	41.51%
Diluted earnings per share	$0.71	$0.50	$0.21	42.0%

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

	For the Three Months Ended December 31,
	2006			2005
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net(1)	$11,782,295	$211,815	7.18%	$8,462,466	$121,009	5.71%
Mortgage-backed securities	1,195,422	13,770	4.61%	1,573,344	16,631	4.23%
Short-term investments(2)	38,826	531	5.42%	32,760	297	3.60%
Investment securities and FHLB stock	561,802	7,713	5.47%	479,908	5,591	4.64%

Total interest-earning assets	13,578,345	233,829	6.88%	10,548,478	143,528	5.43%

Interest-bearing liabilities:
Transaction and money market	440,775	3,289	2.96%	386,872	1,787	1.83%
Savings	1,334,736	14,792	4.40%	1,199,320	9,744	3.22%
Certificates of deposits	3,987,584	49,638	4.94%	2,931,900	27,641	3.74%
Trust preferred securities and subordinated debentures	246,183	5,043	8.19%	195,459	3,763	8.54%
Senior notes (3)	120,000	1,064	3.55%	120,000	1,070	3.57%
FHLB advances and other borrowings	6,458,770	81,208	4.99%	5,057,572	48,210	3.75%

Total interest-bearing liabilities	$12,588,048	$155,034	4.89%	$9,891,123	$92,215	3.70%

Excess of interest-earning assets over interest-bearing liabilities	$990,297			$657,355

Net interest income		$78,795			$51,313

Interest rate spread			1.99%			1.73%
Effect of non-interest bearing sources			0.36%			0.23%

Net interest margin			2.35%			1.96%

Ratio of interest-earning assets to interest-bearing liabilities	107.87%			106.65%

Note: The yields and rates along with the corresponding interest rate spread and net interest margin represent the yields earned and rates paid on BankUnited’s interest-earning assets and interest-bearing liabilities, respectively, for the periods presented. Loan yields reflect any acceleration of premium amortization, or discount accretion resulting from early repayment of loans during the year. The yields are annualized and are not calculated on a tax equivalent basis.

(1)	Includes average balances of loans held for sale of $265.8 million and $14.1 million for the three months ended December 31, 2006 and 2005, respectively. Interest income arising from loans held for sale is included in interest on loans and fees in BankUnited’s consolidated statement of operations as well as BankUnited’s calculations of interest rate spread and net interest margin. Also includes average non-accruing loans of $35.2 million and $10.0 million for the three months ended December 31, 2006 and 2005, respectively.

(2)	Short-term investments include FHLB overnight deposits, federal funds sold, securities purchased under agreements to resell, and certificates of deposit.
(3)	Rates on these instruments differ from contractual terms due to the amortization of deferred cost.

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

	For the Three Month Period Ended December 31, 2006 vs. 2005
	Increase (Decrease) Due to		Total Increase/ (Decrease)
	Changes in Volume	Changes in Rate
	(Dollars in thousands)
Interest income attributable to:
Loans receivable, net(1)	$46,688	$44,118	$90,806
Mortgage-backed securities	(3,995)	1,134	(2,861)
Short-term investments(2)	55	179	234
Investment securities and FHLB stock	948	1,174	2,122

Total interest-earning assets	43,696	46,605	90,301

Interest expense attributable to:
Transaction and money market	249	1,253	1,502
Savings	1,101	3,947	5,048
Certificates of deposit	9,953	12,044	21,997
Trust Preferred Securities and subordinated debentures	1,083	(214)	869
Senior notes (3)	—	(6)	(6)
FHLB advances and other borrowings	13,243	20,166	33,409

Total interest-bearing liabilities	25,629	37,190	62,819

Increase in net interest income	$18,067	$9,415	$27,482

(1)	Includes interest earned on loans held for sale.
(2)	Short-term investments include FHLB overnight deposits, federal funds sold, securities purchased under agreements to resell, and certificates of deposit.
(3)	Rates on these instruments differ from contractual terms due to the amortization of deferred cost.

Net Interest Income.    Net interest income is the most significant component of our revenues. Our ability to grow net interest income is dependent on loan demand and our ability to raise deposits and obtain borrowing facilities. Movements in interest rates and pricing pressure from competitors can have a significant impact on our balance sheet volume and net interest income. BankUnited manages net interest income through its asset and liability management practices.

Net interest income before provision for loan losses was $78.8 million for the quarter ended December 31, 2006. This represents an increase of $27.5 million or 54% over the $51.3 million reported for the same quarter of fiscal 2006. The net interest margin improved in the quarter ended December 31, 2006 to 2.35% from 1.96% for the same quarter of fiscal 2006.

Interest income on loans includes deferred interest on option ARM loans where periodic payments do not cover the amount of interest earned contractually and where the uncollected interest is added to the principal balance of the loans. Deferred interest resulting in negative amortization, where the loan balance exceeds the original loan balance, amounted to $40.6 million for the quarter ended December 31, 2006.

The improvement in net interest income and net interest margin is attributable to the growth in earning assets, the change in earning asset mix, the improved spread between earning assets and interest bearing liabilities, faster repricing of ARM loans than deposits and the equity capital addition in the quarter ended March 31, 2006.

Average earning assets for quarter ended December 31, 2006 increased by $3.0 billion or 29% from the same quarter in the prior year. Growth was centered in higher yield average loans that represent 87% of earning assets in the quarter ended December 31, 2006 as compared to 80% in the same quarter of fiscal 2006.

The net interest spread rose to 1.99% for the quarter ended December 31, 2006 from 1.73% for the same quarter in fiscal 2006. The change in net interest income, net interest spread and net interest margin is partly attributable to improvement in the yield on loans, which exceeded the increase cost of interest bearing liabilities and to the growth in earning assets being totally centered in loans. The overall yield on interest earning assets increased by 145 basis points, while the overall rates paid on interest bearing liabilities increased by 119 basis points, resulting in an improvement in the interest rate spread of 26 basis points for the quarter ended December 31, 2006 compared to the same period in fiscal 2006. The issuance of $154 million in equity in January 2006, earnings retention and growth in other non-interest bearing sources of funding contributed 13 basis points of the 39 basis point improvement in the net interest margin.

Other factors affecting the yield improvement on assets include prepayment fees that increased from $2.0 million in the quarter ended December 31, 2005 to $5.9 million in the quarter ended December 31, 2006.

Prepayments on residential mortgage loans reduce loan interest income as the net deferred cost amortization is accelerated with the prepayment. For the quarter ended December 31, 2006, the constant prepayment rate (CPR) was 15.41% as compared to 22.8% for the quarter ended December 31, 2005. The slower prepayment rate also contributed to the increase in the net interest margin for the year.

Provision for Loan Losses.    BankUnited records a provision for loan losses as a charge to income in amounts necessary to adjust the allowance for loan losses as determined by management through its overall review of asset quality. The provision for loan losses of $4.0 million for three months ended December 31, 2006 represents an increase compared to $2.3 million for the same period in fiscal 2006. The provision reflected the impact of specific reserves on a troubled commercial loan relationship and increases in residential delinquencies and non-performing loans.

Non-performing loans to total loans increased to 0.38% as of December 31, 2006, compared to 0.11% as of December 31, 2005. The allowance for loan losses as a percentage of total loans increased to 0.34% from 0.32% as of December 31, 2006 compared to September 30, 2006. See Asset Quality for more information on BankUnited’s measure of its asset quality.

Analysis of Non-Interest Income and Expenses

Non-Interest Income

The following table provides a comparison for each of the categories of non-interest income for the quarters ended December 31, 2006 and 2005.

	For The 3 Months Ended December 31,
	2006	2005	Change
	(Dollars in thousands)
Non-interest income:
Loan servicing fees	$1,947	$1,453	$494	34.0%
Amortization of mortgage servicing rights	(858)	(886)	28	3.2
Impairment of mortgage servicing rights	(832)	—	(832)	(100)
Loan fees	1,074	709	365	51.5
Deposit fees	1,474	1,317	157	11.9
Other fees	672	640	32	5.0
Net gain on sale of investments and mortgage-backed securities	43	—	43	100.0
Net gain on sale of loans and other assets	5,596	1,890	3,706	196.1
Insurance and investment services income	952	900	52	5.8
Loss on swaps	(196)	—	(196)	(100)
Other	1,718	1,649	69	4.2

Total non-interest income	$11,590	$7,672	$3,918	51.1%

Total non-interest income of $11.6 million for the quarter ended December 31, 2006 was up 51.1% from the quarter ended December 31, 2005.

Net gain on the sale of loans accounted for the majority, or 95%, of the increase. Net gain on the sale of loans of $5.6 million resulted in a $3.7 million increase from the gain reported in the quarter ended December 31, 2005.

Loan servicing fee income, net of amortization and impairment of $257 thousand represented a decrease of $310 thousand from the quarter ended December 31, 2005. The decrease is attributable to an impairment charge of $832 thousand for the quarter ended December 31, 2006 while no impairment charge was taken in the quarter ended December 31, 2005.

Other categories of non-interest income reflected a combined increase of $522 thousand, or 10%, for the quarter ended December 31, 2006 as compared to the quarter ended December 31, 2005.

Non-Interest Expense

The following table provides a comparison for each of the categories of non-interest expense for the quarters ended December 31, 2006 and 2005:

	For The 3 Months Ended December 31,
	2006	2005	Change
	(Dollars in thousands)
Non-interest expenses:
Employee compensation and benefits	$24,286	$16,761	$7,525	44.9%
Occupancy and equipment	8,555	6,943	1,612	23.2
Telecommunications and data processing	2,830	2,125	705	33.2
Professional fees	1,775	1,398	377	27.0
Advertising and promotion expense	1,617	1,496	121	8.1
Other operating expenses	5,984	3,709	2,275	61.3

Total non-interest expenses	$45,047	$32,432	$12,615	38.9%

Non-interest expense for the quarter ended December 31 2006, increased by $12.6 million, or 38.9%, from the same quarter of fiscal 2006. This increase reflects the company’s continued expansion of its mortgage origination, branch network, and operations support. The increase in compensation expense was affected by lower deferred personnel origination costs due to reduced loan production, down 6.7% from the quarter ended December 31, 2006 as compared to the quarter ended December 31, 2005.

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

BankUnited, FSB has a borrowing line available at the Federal Home Loan Bank of Atlanta secured by eligible real estate loans. BankUnited has additional borrowing capacity through securities sold under repurchase agreements with various counterparts. Short-term borrowing facilities are also available through fed funds purchased from other financial institutions.

From time to time, BankUnited utilizes its access to capital markets and may raise capital through equity or debt offerings. BankUnited has also utilized trust preferred and subordinated debt issuances to provide a source of capital for the Bank. In October 2006, BankUnited raised $50 million through the issuance of trust preferred securities.

Significant sources and uses of funds

BankUnited assets grew by $240 million during the quarter ended December 31, 2006 primarily through loan growth of $148 million after sales of loans of $545 million. BankUnited funded its asset and loan growth through deposit growth of $216 million. FHLB advances increased by $615 million while other borrowings declined by $566 million.

BankUnited assets grew by $592 million, during the quarter ended December 31, 2005, primarily through loan growth of $849 million after sales of loans of $248 million. BankUnited funded its asset and loan growth through deposit growth of $274 million and FHLB advances which increased by $250 million.

FINANCIAL CONDITION

Assets

Loans. Net portfolio loans comprise the major earning asset of BankUnited and increased from $11.4 billion at September 30, 2006 to $11.5 billion at December 31, 2006. Loans are centered in first mortgage residential loans that amount to $9.8 billion, or 85%, of the net portfolio, which grew $134 million, or 1.4%, from September 30, 2006.

The following table provides a detail of residential loans (excluding premiums and discounts) by state, including both portfolio loans and loans held for sale, for states with balances representing 4% or more in any individual state.

Residential loans by state	As of December 31, 2006		As of September 30, 2006
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in millions)
Florida	$5,970	60.23%	$5,998	62.03%
Illinois	610	6.15	614	6.35
California	601	6.06	569	5.88
Arizona	553	5.58	491	5.08
New Jersey	457	4.61	395	4.07
Virginia	433	4.37	406	4.20
Other (states with less than 4%)	1,289	13.00	1,198	12.39

Total residential loans	$9,913	100.00%	$9,671	100.00%

The following table provides a detail of total loans (excluding premiums and discounts) by state, including both portfolio loans and loans held for sale, for states with balances representing 3.5% or more in any individual states. Non-residential loans are originated from the Florida lending offices and are included in the Florida totals.

Total loans by state	As of December 31, 2006		As of September 30, 2006
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in millions)
Florida	$7,548	65.64%	$7,571	67.30%
Illinois	610	5.30	614	5.46
California	601	5.23	569	5.06
Arizona	553	4.81	491	4.37
New Jersey	457	3.97	395	3.50
Virginia	433	3.77	406	3.61
Other (states with less than 3.5%)	1,297	11.28	1,204	10.70

Total loans	$11,499	100.00%	$11,250	100.00%

Commercial real estate loans amount to $999 million, or 9%, of the net loan portfolio. Commercial real estate loans decreased $11 million, or 1%, from September 30, 2006. Total portfolio loans secured by real estate represent 97% of the portfolio as of December 31, 2006.

Option ARM loans are adjustable-rate mortgages which provide borrowers flexible payment options and have the potential for negative amortization above the original loan balance. Option ARM loans represented 59.7% and 59.2% of total loans, including loans held for sale, outstanding as of December 31, 2006 and September 30, 2006, respectively.

As of December 31, 2006, option ARM loans with a balance of $5.6 billion, representing 82% of the option ARM portfolio, had $129.7 million of their principal balances above their original principal balance as a result of negative amortization. As of September 30, 2006, option ARM loans with a balance of $5.0 billion, representing 75% of the option ARM portfolio, had negative amortization of $89.5 million. These loans are subject to interest rate caps.

As of December 31, 2006, the average balance of an option ARM loan was $306 thousand and the average loan to value (LTV) ratio based on the initial appraisal of the collateral was 79% without considering purchase mortgage insurance (PMI). Generally, loans produced with LTV’s greater than 80% require PMI. As of

December 31, 2006, the average LTV ratio based on the initial appraisal of the collateral for the option ARM loan portfolio including PMI was 74%. As of December 31, 2006, the weighted average FICO score for BankUnited’s option ARM loans was 710.

See Note (4) Loans Held in Portfolio to the accompanying condensed notes to consolidated financial statements and business section of the 10-K at September 30, 2006.

Liabilities

Deposits.    Deposits increased by $216 million, or 3.6%, from $6.1 billion at September 30, 2006 to $6.3 billion at December 31, 2006. Growth was centered in certificates of deposit which grew by $235 million

Securities sold under agreements to repurchase.    Securities sold under agreements to repurchase (repos) decreased by $742, million or 69.6%, from September 30, 2006 to $324 million at December 31, 2006, as FHLB advances offered more attractive rates for similar maturities.

FHLB advances.    FHLB advances increased by $615 million, or 11.9%, from September 30, 2006 to $5.8 billion at December 31, 2006.

Federal funds purchased.    As of December 31, 2006, BankUnited had borrowings outstanding for $125 million under credit facilities with other financial institutions to purchase overnight Federal Funds on a short-term basis.

Other borrowings.    As of December 31, 2006, BankUnited had increased other borrowings by $50 million from September 30, 2006 through the issuance of subordinated debentures.

Advance payments by borrowers for taxes and insurance.    Advance payments by borrowers for taxes and insurance decreased by $58.6 million, or 63.2%, during the quarter to $34.1 million as of December 31, 2006. This decrease reflects tax and insurance payments made by BankUnited on behalf of borrowers during the quarter.

Asset Quality

At December 31, 2006, non-performing assets totaled $45.1 million, as compared to $21.5 million at September 30, 2006. Expressed as a percentage of total assets, non-performing assets were 0.33% as of December 31, 2006 as compared to 0.16% as of September 30, 2006. Changes in the residential real estate markets resulted in an increased level of non-performing residential loans at December 31, 2006. Based on current trends in our residential loan portfolio, we estimate that the level of non-performing assets may increase to a range from 0.6% to 0.8% in fiscal 2007. While we expect the level of non-performing assets to increase, we do not anticipate that these ratios will exceed levels that we have experienced in past cyclical downturns in the real estate markets.

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

The following table sets forth additional information concerning BankUnited’s non-performing assets at December 31, 2006 and September 30, 2006.

	December 31, 2006	September 30, 2006
	(Dollars in thousands)
Non-accrual loans	$44,732	$20,740
Loans past due 90 days and still accruing	—	—

Total non-performing loans	44,732	20,740
Real estate owned	413	729

Total non-performing assets	$45,145	$21,469

Allowance for loan losses	$39,192	$36,378

Non-performing assets as a percentage of total assets	0.33%	0.16%
Non-performing loans as a percentage of total loans	0.38%	0.18%
Allowance for loan losses as a percentage of total loans	0.34%	0.32%
Allowance for loan losses as a percentage of non-performing loans	87.62%	175.40%

During the quarter ended December 31, 2006, BankUnited reduced its exposure on a troubled commercial real estate lending relationship with total loan balances of $17.3 million at September 30, 2006. In December 2006, a $7.0 million loan was sold at a discount of $1.3 million, which was charged off during the quarter. In January 2007, BankUnited further reduced this exposure by selling al $7.3 million loan at a discount of $1.3 million. Specific impairment reserves were established in the quarters ended December 31, 2006 and September 30, 2006, respectively, based on the available information. A $3 million non-performing loan remains from this credit relationship which is non-performing and for which a specific impairment reserve has been established. See note (11) Subsequent Events to notes to Consolidated Financial Statements and Note (19) Subsequent Events to 10-K.

For the quarter ended December 31, 2006, the provision for loan losses totaled $4.0 million compared to $2.3 million for the quarter ended December 31, 2005. Net charge-offs were $1.2 million, or an annualized rate of 0.04% of average loans. Included in charge-offs is the aforementioned $1.3 million loss on $7.0 million commercial real estate loan.

During the quarter ended December 31, 2006, management performed an evaluation of delinquency trends in its residential portfolio in addition to normal asset quality analysis and initiated measures to increase collection efforts. Based on its review of portfolio quality, management increased the allowance for loan losses to a level it believes to be appropriate given the composition of its loan portfolio, which, as of December 31, 2006, was 96.5% secured by real estate.

The following table sets forth the change in BankUnited’s allowance for loan losses for the three months ended December 31, 2006 and 2005.

	For the Three Months Ended
	December 31, 2006	December 31, 2005
	(In thousands)
Allowance for loan losses, balance (at beginning of period)	$36,378	$25,755
Provisions for loan losses	4,000	2,300
Loans charged off:
One-to-four family residential	(34)	—
Construction and land	(1,330)	—
Commercial	(31)	—

Total loans charged off(1)	(1,395)	—

Recoveries:
One-to-four family residential	34	—
Commercial	171	590
Consumer	4	1

Total recoveries(1)	209	591

Allowance for loan losses, balance (at end of period)	$39,192	$28,646

(1)	Net annualized charge-offs (recoveries) as a percentage of average total loans were 0.04% and (0.03%) for three months ended December 31, 2006 and 2005, respectively.

There can be no assurance that additional provisions for loan losses will not be required in future periods.

The following table sets forth BankUnited’s allocation of the allowance for loan losses by category as of December 31, 2006 and September 30, 2006.

	December 31, 2006	September 30, 2006
	(In thousands)
Balance at the end of the period applicable to:
One-to-four family residential	$12,324	$9,558
Home equity loans and lines of credit	4,252	3,971
Multi-family	709	684
Commercial real estate	5,795	6,316
Construction and land	3,829	4,092
Commercial	6,966	7,613
Consumer	853	785
Unallocated	4,464	3,359

Total allowance for loan losses	$39,192	$36,378

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The discussion contained in BankUnited’s Annual Report on Form 10-K for the year ended September 30, 2006, under Item 7a, “Quantitative and Qualitative Disclosures about Market Risk,” provides detailed quantitative and qualitative disclosures about market risk and should be referenced for information thereon.

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

Derivative and Hedging Activities.    BankUnited uses derivative instruments as part of its interest rate risk management activities to reduce risks associated with its loan origination and borrowing activities. Derivatives used for interest rate risk management include various interest rate swaps and caps, and other derivatives that relate to the pricing of specific on-balance sheet instruments and forecasted transactions. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), we recognize all derivatives as either assets or liabilities on the consolidated balance sheet and report them at fair value with realized and unrealized gains and losses included in either earnings or in other comprehensive income, depending on the purpose for which the derivative is held and whether the derivative qualifies for hedge accounting.

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

An evaluation of the effectiveness of the design and operation of BankUnited’s disclosure controls and procedures was carried out by BankUnited, as of the end of the period covered by this report, under the supervision and with the participation of BankUnited’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that BankUnited’s disclosure controls and procedures were effective as of December 31, 2006, and provides reasonable assurance that the information required to be disclosed by BankUnited in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. BankUnited may make changes to its disclosure controls and procedures periodically, as management reviews the design and effectiveness on a continuing basis. No change in internal control over financial reporting occurred during the quarter ended December 31, 2006, that has materially affected, or is likely to materially affect, such internal control over financial reporting. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected

PART II—OTHER INFORMATION

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES (a)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
11/1/2006 to 11/30/2006	100,000	$25.46	522,700	2,477,300
12/1/2006 to 12/31/2006	30,000	$25.10	552,700	2,447,300	(b)
Total	130,000	$25.38

a.	On October 24, 2002, the Board of Directors approved repurchase of up to 1,000,000 shares of Class A Common Stock. On October 26, 2006 the Board of Directors increased the authorized repurchase to 3,000,000 shares. This plan does not have an expiration date.
b.	On January 23, 2007, the Board of Directors increased the authorized repurchase to 3,600,000 shares of which, 552,700 have been repurchased, leaving a balance of 3,047,300 shares.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders of the registrant held on January 23, 2007, the stockholders voted on the election of three directors to Class II of the registrant’s Board of Directors, the election of one director to Class III of the registrant’s Board of Directors, the approval of the BankUnited Financial Corporation 2007 Stock Award and Incentive Plan, and the approval of an amendment to the registrant’s Articles of Incorporation to increase the number of authorized shares of Class A Common Stock to 100,000,000 shares from 60,000,000 shares.

The stockholders voted to elect the Class II nominees for directors as follows:

	Votes For	Votes Withheld
Lawrence Blum	5,862,712	210,256
Lauren Camner	5,604,914	468,055
Bradley Weiss	6,013,755	59,214

The stockholders voted to elect the Class III nominees for directors as follows:

	Votes For	Votes Withheld
Dr. Albert Smith	6,000,599	72,360

The stockholders voted to approve the BankUnited Financial Corporation 2007 Stock Award and Incentive Plan as follows:

Votes For	Votes Against	Votes Abstaining
3,621,161	2,031,323	1,979

The stockholders voted to approve the amendment to the registrant’s Articles of Incorporation as follows:

Votes For	Votes Against	Votes Abstaining
5,665,977	404,102	2,890

Item 6.	EXHIBITS

(a)    Exhibits.

3.1	Articles of Incorporation of BankUnited Financial Corporation, as amended on January 23, 2007.

10.1	Amendment to Employment Agreement between the Bank and James R. Foster.*

10.2	Amendment to Employment Agreement between BankUnited and James R. Foster.*

10.3	2007 Stock Award and Incentive Plan.*

31.1	Certification of the Chief Executive Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

BANKUNITED FINANCIAL CORPORATION

By:	/s/ Humberto L. Lopez
Humberto L. Lopez Senior Executive Vice President and Chief Financial Officer

Date: February 7, 2007

By:	/s/ Bernardo M. Argudin
Bernardo M. Argudin Executive Vice President and Principal Accounting Officer

Exhibit Index

Exhibit No.	Description
3.1	Articles of Incorporation of BankUnited Financial Corporation, as amended on January 23, 2007.

10.1	Amendment to Employment Agreement between the Bank and James R. Foster.

10.2	Amendment to Employment Agreement between BankUnited and James R. Foster.

10.3	2007 Stock Award and Incentive Plan.

31.1	Certification of the Chief Executive Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.