Form 10-Q
period 2007-03-31
BANKUNITED FINANCIAL CORP
filed 2007-05-10
CIK 894490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The number of shares outstanding of the registrant’s common stock at the close of business on May 1, 2007 was 35,889,469 shares of Class A Common Stock, $0.01 par value, and 523,747 shares of Class B Common Stock, $0.01 par value.

This Form 10-Q contains 47 pages.

The Index to Exhibits appears on page 47.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q REPORT FOR THE QUARTER ENDED MARCH 31, 2007

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

	March 31, 2007	September 30, 2006
	(Dollars in thousands, except per share amounts)
ASSETS
Cash	$48,249	$53,284
Federal Home Loan Bank overnight deposits	198,174	12,317
Federal funds sold	1,431	1,054

Cash and cash equivalents	247,854	66,655

Investment securities available for sale, at fair value	202,517	299,909
Mortgage-backed securities available for sale, at fair value (including assets pledged of $326,701 and $1,094,525 at March 31, 2007 and September 30 2006, respectively)	1,053,924	1,225,944
Mortgage loans held for sale at lower of cost or market	29,309	9,542
Loans held in portfolio	11,631,164	11,240,483
Add: Unearned discounts, premiums and deferred loan costs, net	212,756	196,601
Less: Allowance for loan losses	(41,827)	(36,378)

Loans held in portfolio, net	11,802,093	11,400,706

FHLB stock and other earning assets	270,885	255,492
Office properties and equipment, net	57,777	48,728
Real estate owned	3,138	729
Accrued interest receivable	77,175	71,398
Mortgage servicing rights	19,060	20,259
Goodwill	28,353	28,353
Bank owned life insurance	119,604	117,167
Prepaid expenses and other assets	31,686	26,017

Total assets	$13,943,375	$13,570,899

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest bearing deposits	$6,475,849	$5,681,868
Non-interest bearing deposits	368,286	392,264

Total deposits	6,844,135	6,074,132

Securities sold under agreements to repurchase	310,582	1,066,389
Advances from Federal Home Loan Bank	5,464,350	5,174,350
Convertible senior notes	120,000	120,000
Trust preferred securities and subordinated debentures	250,148	195,791
Interest payable	29,730	32,006
Advance payments by borrowers for taxes and insurance	51,470	92,717
Accrued expenses and other liabilities	68,036	62,354

Total liabilities	13,138,451	12,817,739

Commitments and Contingencies (See note (10)

Stockholders’ Equity:
Preferred stock, $0.01 par value	11	10
Authorized shares—10,000,000
Issued shares—1,069,153 and 984,713 Outstanding shares—1,042,433 and 957,993 Treasury shares—26,720	(528)	(528)
Class A common stock, $0.01 par value	369	366
Authorized shares—100,000,000
Issued shares—36,917,314 and 36,574,523 Outstanding shares—35,997,452 and 36,140,943 Treasury shares—919,862 and 433,580	(17,380)	(5,226)
Class B common stock, $0.01 par value	8	8
Authorized shares—3,000,000
Issued shares—750,947 and 771,262 Outstanding shares—504,747 and 525,062 Treasury shares—246,200	(2,802)	(2,802)
Additional paid-in capital	508,527	503,585
Retained earnings	327,215	276,078
Deferred compensation	2,048	2,048
Accumulated other comprehensive loss	(12,544)	(20,379)

Total stockholders’ equity	804,924	753,160

Total liabilities and stockholders’ equity	$13,943,375	$13,570,899

See accompanying condensed notes to consolidated financial statements

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2007	2006	2007	2006
	(Dollars and shares in thousands, except per share data)
Interest income:
Interest and fees on loans	$216,240	$141,479	$428,055	$262,488
Interest on mortgage-backed securities	13,337	16,293	27,107	32,923
Interest and dividends on investments and other interest-earning assets	7,465	6,620	15,709	12,508

Total interest income	237,042	164,392	470,871	307,919

Interest expense:
Interest on deposits	74,341	44,732	142,060	83,904
Interest on borrowings	74,539	56,094	156,811	105,374
Preferred dividends of trust preferred securities and subordinated debentures	5,822	3,812	10,865	7,575

Total interest expense	154,702	104,638	309,736	196,853

Net interest income before provision for loan losses	82,340	59,754	161,135	111,066
Provision for loan losses	4,000	2,300	8,000	4,600

Net interest income after provision for loan losses	78,340	57,454	153,135	106,466

Non-interest income:
Loan servicing fees	1,782	1,705	3,729	3,158
Amortization of mortgage servicing rights	(811)	(841)	(1,668)	(1,727)
Impairment of mortgage servicing rights	(133)	(330)	(965)	(330)
Loan fees	1,265	954	2,339	1,663
Deposit fees	1,510	1,338	2,984	2,655
Other fees	697	706	1,369	1,347
Net loss on sale of investments and mortgage-backed securities	(566)	—	(524)	—
Net gain on sale of loans and other assets	3,474	1,872	9,069	3,762
Income from insurance and investment services	1,320	1,312	2,272	2,212
Loss on swaps	(121)	(914)	(318)	(914)
Other non-interest income	1,736	1,610	3,456	3,259

Total non-interest income	10,153	7,412	21,743	15,085

Non-interest expenses:
Employee compensation and benefits	26,551	17,811	50,837	34,572
Occupancy and equipment	9,551	7,355	18,107	14,298
Telecommunications and data processing	2,933	2,336	5,764	4,461
Advertising and promotion expense	2,243	1,664	4,018	3,062
Professional fees	1,842	1,417	3,459	2,913
Other	8,206	4,789	14,188	8,498

Total non-interest expenses	51,326	35,372	96,373	67,804

Income before income taxes	37,167	29,494	78,505	53,747
Provision for income taxes	12,763	9,806	26,733	17,884

Net income	$24,404	$19,688	$51,772	$35,863

Earnings Per Share:
Basic	$0.67	$0.57	$1.42	$1.10

Diluted	$0.64	$0.54	$1.35	$1.04

Weighted average number of common shares outstanding:
Basic	36,252	34,453	36,321	32,288
Diluted	38,351	36,663	38,397	34,412
Dividends declared per share on common stock	$0.005	$0.005	$0.01	$0.01

See accompanying condensed notes to consolidated financial statements

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	For the Six Months Ended March 31, 2007 and 2006
	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Deferred Compensation	Accumulated Other Comprehensive Loss Net of Tax	Total Stockholders’ Equity
	(In thousands)
Balance at September 30, 2006	$10	$374	$503,585	$276,078	$(8,556)	$2,048	$(20,379)	$753,160
Comprehensive income:
Net income for the six months ended March 31, 2007	—	—	—	51,772	—	—	—	51,772
Other comprehensive income net of tax	—	—	—	—	—	—	7,835	7,835

Total comprehensive income	—	—	—	—	—	—	—	59,607
Payment of dividends	—	—	—	(635)	—	—	—	(635)
Company stock acquired	—	—	—	—	(12,154)	—	—	(12,154)
Stock option exercises and restricted stock awards	1	3	4,942	—	—	—	—	4,946

Balance at March 31, 2007	$11	$377	$508,527	$327,215	$(20,710)	$2,048	$(12,544)	$804,924

Balance at September 30, 2005	$9	$308	$342,859	$193,372	$(7,728)	$1,695	$(22,899)	$507,616
Comprehensive income:
Net income for the six months ended March 31, 2006	—	—	—	35,863	—	—	—	35,863
Other comprehensive loss, net of tax	—	—	—	—	—	—	(6,671)	(6,671)

Total comprehensive income	—	—	—	—	—	—	—	29,192
Payment of dividends	—	—	—	(566)	—	—	—	(566)
Stock offering	—	58	150,226	—	—	—	—	150,284
Company stock acquired	—	—	—	—	(255)	—	—	(255)
Deferral of compensation	—	—	—	—	—	106	—	106
Stock option exercises and restricted stock awards	1	3	4,150	—	—	—	—	4,154

Balance at March 31, 2006	$10	$369	$497,235	$228,669	$(7,983)	$1,801	$(29,570)	$690,531

See accompanying condensed notes to consolidated financial statements

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended March 31,
	2007	2006
	(In thousands)
Cash used in operating activities	$(85,599)	$(30,882)

Cash flows from investing activities:
Net increase in loans held in portfolio	(365,551)	(1,876,720)
Purchase of investment securities available for sale	(17,908)	(19,686)
Purchase of FHLB stock and other earning assets	(94,188)	(98,284)
Purchase of office properties and equipment	(15,477)	(8,614)
Proceeds from repayments of investment securities available for sale	61,556	16,540
Proceeds from repayments of mortgage-backed securities available for sale	166,037	220,577
Proceeds from repayments of FHLB stock and other earning assets	78,795	65,745
Proceeds from sale of investment securities available for sale	57,342	3,780
Proceeds from sale of mortgage-backed securities available for sale	91,225	81,406
Proceeds from sale of real estate owned and other assets	1,067	746
Proceeds from sale of office properties and equipment	582	29

Net cash used in investing activities	(36,520)	(1,614,481)

Cash flows from financing activities:
Net increase in deposits	770,003	719,768
Additions to long-term Federal Home Loan advances	2,640,000	1,240,000
Repayments of long-term Federal Home Loan advances	(1,880,000)	(851,035)
Net (decrease) increase in short-term Federal Home Loan advances	(470,000)	227,000
Net (decrease) increase in other borrowings	(755,807)	36,864
Net decrease in advances from borrowers for taxes and insurance	(41,247)	(25,673)
Net proceeds from issuance of trust preferred securities	52,120	—
Net proceeds from issuance of stock	1,038	151,627
Purchase of treasury stock	(12,154)	—
Dividends paid on common stock	(362)	(329)
Dividends paid on preferred stock	(273)	(237)

Net cash provided by financing activities	303,318	1,497,985

Increase (decrease) in cash and cash equivalents	181,199	(147,378)
Cash and cash equivalents at beginning of period	66,655	238,051

Cash and cash equivalents at end of period	$247,854	$90,673

Supplemental schedule of non-cash investing and financing activities:
Exchange of loans for mortgage-backed securities in loan sales transaction with FNMA and FHLMC	$79,482	$93,934
Transfer of loans from portfolio to loans held for sale	$130,207	$657,023
Transfer of loans held for sale to portfolio	$34,257	$—
Transfers from loans to real estate owned	$3,576	$—

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

The unaudited consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”) and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the three and six-month periods ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007. The September 30, 2006 consolidated statement of financial condition was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These condensed notes should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in BankUnited’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

Certain prior period amounts have been reclassified to conform to the March 31, 2007 consolidated financial statements presentation.

2.    Impact of Certain Accounting Pronouncements

FASB Staff Position Nos. FAS 115-1 and FAS 124-1

This FASB Staff Position (“FSP”) addresses the determination of when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary-impairments. This guidance is effective for reporting periods beginning after December 15, 2005 and was effective beginning the quarter ended March 31, 2006. BankUnited performs impairment assessment on a quarterly basis.

SFAS No. 154

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections.” This statement replaces Accounting Principles Board Opinion No. 20 “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principles. SFAS No. 154 was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. BankUnited adopted this statement in the fiscal year that began on October 1, 2006, and will apply it as applicable.

SFAS No. 155

In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments.” This statement amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, and No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

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

FIN No. 48 is effective for fiscal years beginning after December 15, 2006. BankUnited will adopt this statement, as applicable, in its fiscal year beginning October 1, 2007.

Management does not expect this interpretation to have a material effect on BankUnited’s financial statements.

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

principles, and expands disclosures about fair value measurements. This Statement follows other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements.

This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. BankUnited will adopt this statement, as applicable, in its fiscal year beginning October 1, 2008.

Management does not expect this statement to have a material effect on BankUnited’s financial statements.

SAB No. 108

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, (“SAB No. 108”) “Financial Statements—Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.”

SAB No. 108 addresses how to quantify the effect of an error on the financial statements concluding that dual balance sheet and income approach should be used to compute the impact of the amount of a misstatement. Specifically, the amount should be computed using both the “rollover” (income statement perspective) and “iron curtain” (balance sheet perspective) methods.

SAB No. 108 is effective for fiscal years ending after November 15, 2006. BankUnited adopted this statement in its fiscal year that began on October 1, 2006, and will apply it as applicable.

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.”

This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It represents a way to establish economic hedging outside FAS 133 by electing to recognize at fair value an item being hedged with a free standing derivative with value changes on both items flowing through the income statement.

Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities.

The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.

The fair value option:

•	May be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method.

•	Is irrevocable (unless a new election date occurs).

•	Is applied only to entire instruments and not to portions of instruments.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007. BankUnited will adopt this Statement, as applicable, in its fiscal year beginning October 1, 2008.

Management does not expect this statement to have a material effect on BankUnited’s financial statements.

3.    Investment and Mortgage-backed Securities Available for Sale

Investments Securities Available for Sale

Presented below is an analysis of investments designated as available for sale.

	As of March 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. government sponsored entity debt securities (1)	$25,000	$—	$(250)	$24,750
Preferred stock of U.S. government sponsored entities	56,196	50	(1,033)	55,213
Trust preferred securities of other issuers	4,000	7	(57)	3,950
Mutual funds and other bonds (2)	118,667	35	(3,604)	115,098
Other equity securities	3,097	409	—	3,506

Total	$206,960	$501	$(4,944)	$202,517

	As of September 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. government sponsored entity debt securities (1)	$70,599	$—	$(683)	$69,916
Preferred stock of U.S. government sponsored entities	95,696	100	(4,541)	91,255
Trust preferred securities of other issuers	23,056	361	(67)	23,350
Mutual funds and other bonds (2)	116,160	43	(4,159)	112,044
Other equity securities	3,097	247	—	3,344

Total	$308,608	$751	$(9,450)	$299,909

Investment securities at March 31, 2007, by contractual maturity, are shown below.

	Available for Sale
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$28,596	$28,336
Due after one year through five years	5,616	5,597
Due after five years through ten years	1,855	1,841
Due after ten years	37,731	37,353
Equity securities	133,162	129,390

Total	$206,960	$202,517

(1)	U.S. government sponsored entities include the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC).
(2)	Underlying assets of mutual funds consist primarily of mortgage-backed securities.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Mortgage-backed Securities Available for Sale

Presented below is an analysis of mortgage-backed securities designated as available for sale:

	As of March 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
FNMA mortgage-backed securities	$187,485	$32	$(5,410)	$182,107
FHLMC mortgage-backed securities	55,199	—	(898)	54,301
Collateralized mortgage obligations	5,454	—	(574)	4,880
Mortgage pass-through certificates (1)	820,696	774	(8,834)	812,636

Total	$1,068,834	$806	$(15,716)	$1,053,924

	As of September 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
FNMA mortgage-backed securities	$211,207	$62	$(7,612)	$203,657
FHLMC mortgage-backed securities	63,391	24	(1,668)	61,747
Collateralized mortgage obligations	6,860	42	(26)	6,876
Mortgage pass-through certificates (1)	967,207	396	(13,939)	953,664

Total	$1,248,665	$524	$(23,245)	$1,225,944

(1)	Included in BankUnited’s portfolio of mortgage-backed securities as of March 31, 2007 and September 30, 2006, were securities with a fair value of $206 million and $230 million, respectively, retained from BankUnited’s mortgage loans securitization from September 2005.

Mortgage-backed securities at March 31, 2007, by contractual maturity and adjusted for anticipated prepayments, are shown below.

	Available for Sale
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$144,182	$142,170
Due after one year through five years	405,199	399,547
Due after five years through ten years	519,453	512,207
Due after ten years	—	—

Total	$1,068,834	$1,053,924

Based on the internal model used by BankUnited, estimated average duration of the mortgage-backed securities portfolio as of March 31, 2007 was 1.06 years. This duration extends to 1.25 years in a hypothetical scenario that immediately adds 100 basis points to market interest rates. The model used by BankUnited is based on assumptions that may differ from the eventual outcome.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The following tables provide information on unrealized losses for investments and mortgage-backed securities available for sale as of March 31, 2007 and September 30, 2006.

	As of March 31, 2007
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)
	(In thousands)
Available for sale securities
Investment securities:
Trust preferred securities of other issuers	$—	$—	$1,943	$(57)	$1,943	$(57)
U.S. government sponsored entity debt securities (2)	—	—	24,750	(250)	24,750	(250)
Preferred stock of U.S. government sponsored entities (2)	34,610	(340)	15,553	(693)	50,163	(1,033)
Mutual funds and other bonds (3)	11,796	(88)	92,225	(3,516)	104,021	(3,604)

Total investment securities	$46,406	$(428)	$134,471	$(4,516)	$180,877	$(4,944)

Mortgage-backed securities:
FNMA mortgage-backed securities	$—	$—	$178,558	$(5,410)	$178,558	$(5,410)
FHLMC mortgage-backed securities	—	—	53,274	(898)	53,274	(898)
Collateralized mortgage obligations	3,786	(552)	1,094	(22)	4,880	(574)
Mortgage pass-through certificates	36,104	(280)	633,061	(8,554)	669,165	(8,834)

Total mortgage-backed securities	$39,890	$(832)	$865,987	$(14,884)	$905,877	$(15,716)

(1)	These unrealized losses are not considered to be other- than- temporary based on management’s evaluation. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer of the securities; and the intent and ability to retain the security in order to allow for an anticipated recovery in fair value.
(2)	U.S. Government sponsored entities include FNMA and FHLMC.
(3)	Underlying assets of mutual funds consist primarily of mortgage-backed securities.

	As of September 30, 2006
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)
	(In thousands)
Available for sale securities
Investment securities:
Trust preferred securities of other issuers	$1,996	$(5)	$1,938	$(62)	$3,934	$(67)
U.S. government sponsored entity debt securities (2)	—	—	69,916	(683)	69,916	(683)
Preferred stock of U.S. government sponsored entities (2)	37,156	(2,859)	24,361	(1,682)	61,517	(4,541)
Mutual funds and other bonds (3)	8,273	(166)	91,178	(3,993)	99,451	(4,159)

Total investment securities	$47,425	$(3,030)	$187,393	$(6,420)	$234,818	$(9,450)

Mortgage-backed securities:
FNMA mortgage-backed securities	$252	$(1)	$198,578	$(7,611)	$198,830	$(7,612)
FHLMC mortgage-backed securities	—	—	59,534	(1,668)	59,534	(1,668)
Collateralized mortgage obligations	—	—	1,355	(26)	1,355	(26)
Mortgage pass-through certificates	20,730	(154)	862,145	(13,785)	882,875	(13,939)

Total mortgage-backed securities	$20,982	$(155)	$1,121,612	$(23,090)	$1,142,594	$(23,245)

(1)	These unrealized losses are not considered to be other- than- temporary based on management’s evaluation. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer of the securities; and the intent and ability to retain the security in order to allow for an anticipated recovery in fair value.
(2)	U.S. Government sponsored entities include FNMA and FHLMC.
(3)	Underlying assets of mutual funds consist primarily of mortgage-backed securities.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Proceeds from sales of investment securities were $57 million for the six-month period ended March 31, 2007. Net realized losses from these sales were $551 thousand, which, were mainly related to the sale of preferred of U.S. government sponsored entities.

Proceeds from sales of mortgage-backed securities were $91 million. Realized gain from these sales was $27 thousand.

4.    Loans Receivable

Loans receivable consist of the following:

	As of March 31, 2007		As of September 30, 2006
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
One-to-four family residential:
Residential mortgages	$9,352,166	79.2%	$8,967,323	78.6%
Specialty consumer mortgages	676,047	5.7	694,590	6.1

Total one-to-four family residential	10,028,213	84.9	9,661,913	84.7
Home equity loans and lines of credit	397,788	3.4	355,822	3.1
Multi-family	80,668	0.7	85,544	0.8
Commercial real estate	441,266	3.7	413,637	3.6
Construction	152,559	1.3	174,466	1.5
Land	321,670	2.7	337,023	3.0

Total real estate loans	11,422,164	96.7	11,028,405	96.7

Other loans:
Commercial	191,376	1.6	194,269	1.7
Consumer	17,624	0.2	17,809	0.2

Total other loans	209,000	1.8	212,078	1.9

Total loans held in portfolio (1)	11,631,164	98.5	11,240,483	98.6
Unearned discounts, premiums and deferred loan costs, net	212,756	1.8	196,601	1.7
Allowance for loan losses	(41,827)	(0.3)	(36,378)	(0.3)

Total loans held in portfolio, net	11,802,093	100.0%	11,400,706	100.0%
Mortgage loans held for sale	29,309		9,542

Total loans, net	$11,831,402		$11,410,248

(1)	As of March 31, 2007, BankUnited had $70.5 million of non-accrual loans and $0.5 million of loans past due more than 90 days and still accruing. As of September 30, 2006, BankUnited had $20.7 million of non-accrual loans and no loans past due more than 90 days and still accruing.

As of March 31, 2007, the Bank had pledged approximately $8.9 billion of mortgage loans as collateral for advances from the Federal Home Loan Bank of Atlanta (“FHLB”). As of September 30, 2006, the Bank had pledged approximately $8.2 billion of mortgage loans as collateral for advances from the FHLB.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The following table provides the composition of BankUnited’s one-to-four family residential loans as of March 31, 2007 and September 30, 2006, including loans held for sale.

	As of March 31, 2007		As of September 30, 2006
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
One-to-four family residential loans:
Fixed rate loans	$1,327,121	13.2%	$1,273,240	13.1%
Adjustable rate loans (ARM):
Option ARM (1)	6,970,961	69.3	6,662,052	68.9
Non Option ARM	1,759,440	17.5	1,736,163	18.0

Total ARM loans	8,730,401	86.8	8,398,215	86.9

Total one-to-four family residential loans, including loans held for sale (2)	$10,057,522	100.0%	$9,671,455	100.0%

(1)	This concentration represents 59.8% of BankUnited’s total loans outstanding (including loans held for sale and excluding deferred costs, discounts, premiums and allowance for loans losses) as of March 31, 2007. As of March 31, 2007, option ARM loans with a balance of $5.9 billion were negatively amortizing with approximately $175.8 million of their principal balances resulting from negative amortization. As of September 30, 2006, option ARM loans with a balance of $5 billion were negatively amortizing with approximately $89 million of their principal balances resulting from negative amortization. These loans are subject to interest rate caps.
(2)	Excluding deferred costs, discounts, premiums and allowance for loan losses.

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

The borrower may pay an amount that covers principal and interest that would reduce the outstanding loan balance in any month, an amount that would pay interest only or an amount that is a minimum monthly payment.

If borrowers elect the option to pay a minimum payment that may not cover the interest accrued on the loan for the month this would result in deferred interest being added to the balance of the loan. The increase in loan balance over the original loan amount is referred to as negative amortization. Contractual terms of the option ARM limit the amount that the loan balance can increase through negative amortization to 115% of the original loan amount during the first five years of the loan. Upon reaching this limit, the monthly payment increases to require full repayment of principal over the remaining term of the loan. The borrower has other options that would allow him or her to pay interest only or a higher amount that would reduce the outstanding loan balance in any month.

The characteristics of the option ARM portfolio as of March 31, 2007 were as follows:

•	Option ARM loans represented 59% of the total loan portfolio (including unearned discounts, premiums, and deferred loan costs, and excluding loans held for sale and allowance for loan losses);

•

$5.9 billion representing 85% of the option ARM loans, had negative amortization of $175.8 million. This amount represented 3.0% of the loan balance on negatively amortizing loans, or 2.5% of the total option ARM loans outstanding (including loans held for sale and excluding premiums and discounts);

•	The average loan-to-value (LTV) of the option ARM portfolio at inception was 73% after adjusting for coverage of Private Mortgage Insurance (PMI);

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

•	The average outstanding balance of an option ARM loan in the portfolio, was $310 thousand; and

•	The average borrower credit score (FICO) was 709.

5.    Earnings Per Share

The following tables reconcile basic and diluted earnings per share for the three and six months ended March 31, 2007 and 2006.

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2007	2006	2007	2006
	(Dollars and shares in thousands, except per share data)
Basic earnings per share:
Numerator:
Net income	$24,404	$19,688	$51,772	$35,863
Preferred stock dividends	133	118	268	237

Net income available to common stockholders	$24,271	$19,570	$51,504	$35,626

Denominator:
Weighted average common shares outstanding	36,252	34,453	36,321	32,288

Basic earnings per share	$0.67	$0.57	$1.42	$1.10

Diluted earnings per share:
Numerator:
Net income available to common stockholders	$24,271	$19,570	$51,504	$35,626
Plus:
Preferred stock dividends	133	118	268	237

Diluted net income available to common stockholders	$24,404	$19,688	$51,772	$35,863

Denominator:
Weighted average common shares outstanding	36,252	34,453	36,321	32,288
Plus:
Stock options and restricted stock	1,146	1,299	1,116	1,215
Preferred stock	953	911	960	909

Diluted weighted average shares outstanding	38,351	36,663	38,397	34,412

Diluted earnings per share(1)	$0.64	$0.54	$1.35	$1.04

(1)	For the three months ended March 31, 2007, BankUnited did not consider potential common and preferred stock options of 669,954 and 297,500, respectively, in the computation of diluted earnings per share as they would have been antidilutive.

For the six months ended March 31, 2007, BankUnited did not consider potential common and preferred stock options of 619,504 and 490,000, respectively, in the computation of diluted earnings per share as they would have been antidilutive.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

6.    Regulatory Capital

The Bank’s regulatory capital levels as of March 31, 2007 and September 30, 2006 were as follows:

	As of March 31, 2007	As of September 30, 2006
	(Dollars in thousands)
Tier 1 Leverage Capital
Amount	$1,058,477	$990,629
Actual Ratio	7.6%	7.3%
Well-Capitalized Minimum Ratio(1)	5.0%	5.0%
Adequately Capitalized Minimum Ratio(1)	4.0%	4.0%
Tier 1 Risk-Based Capital (2)
Amount	$1,058,477	$990,629
Actual Ratio	14.4%	13.8%
Well-Capitalized Minimum Ratio(1)	6.0%	6.0%
Adequately Capitalized Minimum Ratio(1)	4.0%	4.0%
Total Risk-Based Capital
Amount	$1,087,359	$1,013,770
Actual Ratio	14.9%	14.3%
Well-Capitalized Minimum Ratio(1)	10.0%	10.0%
Adequately Capitalized Minimum Ratio(1)	8.0%	8.0%

(1)	Based on Office of Thrift Supervision regulations adopted to implement the “prompt corrective action” provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991.
(2)	Tier 1 risk-based capital ratio is the ratio of core capital to risk weighted assets.

7.    Comprehensive Income

BankUnited’s comprehensive income includes all items which comprise net income, plus other comprehensive income (loss). For the three and the six months ended March 31, 2007 and 2006, BankUnited’s comprehensive income was as follows:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2007	2006	2007	2006
	(Dollars in thousands)
Net income	$24,404	$19,688	$51,772	$35,863
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) arising during the period on securities, net of tax (expense) benefit of ($2,462) and $1,783 for the three months ended March 31, 2007 and 2006, respectively, and ($4,271) and $3,445 for the six months ended March 31, 2007 and 2006, respectively	4,573	(3,311)	7,932	(6,398)
Unrealized loss on cash flow hedges, net of tax benefit of $98 and $190 for the three months ended March 31, 2007 and 2006, respectively, and $208 and $159 for the six months ended March 31, 2007 and 2006, respectively	(182)	(354)	(387)	(295)
Less reclassification adjustment for:
Realized loss on securities sold included in net income, net of tax benefit of $198 and $0 for the three months ended March 31, 2007 and 2006, respectively, and $184 and $0 for the six months ended March 31, 2007 and 2006, respectively	(368)	—	(340)	—
Realized gain (loss) on cash flow hedges, net of tax (expense) benefit of ($11) and ($2) for the three months ended March 31, 2007 and 2006, respectively, and ($27) and $12 for the six months ended March 31, 2007 and 2006, respectively	21	4	50	(22)
Other	—	(203)	—	—

Total other comprehensive income (loss), net of tax	4,738	(3,466)	7,835	(6,671)

Comprehensive income	$29,142	$16,222	$59,607	$29,192

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

Forward Sales Contracts

BankUnited enters into forward sales contracts in order to economically hedge fair value exposure of loan commitments and fair value exposure of loans held for sale to a change in interest rates. Fair value changes of forward sales contracts, not eligible for hedge accounting under SFAS No. 133, are recorded in earnings under non-interest expense with an offset in other liabilities. Hedge accounting was not applied to these contracts in the six-month periods ended March 31, 2007 and March 31, 2006.

Loans Held For Sale

Loans held for sale are accounted for under the lower of cost or market method. Lower of cost or market adjustments are recorded in earnings under non-interest expense. No adjustments, related to lower of cost or market, were booked in the six-month periods ended March 31, 2007, and March 31, 2006.

Interest Rate Swaps and Caps

At March 31, 2007, BankUnited had outstanding two interest rate cap contracts used to reduce the risk of rising interest payments associated with specific variable rate debt instruments. These contracts were accounted for as cash flow hedges under SFAS 133.

BankUnited applied hedge accounting based on the “short cut” method for interest rate swaps provided for in Statement of Financial Accounting Standards No. 133 for the quarter ended December 31, 2005. BankUnited reviewed its application of the short cut method in accounting for interest rate swaps in the subsequent quarter based on guidance issued by the SEC in December 2005, and concluded that three hedge transactions outstanding at December 31, 2005, did not meet the requirements set forth in the guidance and that hedge accounting was

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

precluded for those items in the periods previously applied. BankUnited concluded that the reclassification of these swaps did not materially affect the results of operations for any period presented and recognized a $242 thousand net charge from prior periods for the quarter ended March 31, 2006. The “shortcut method” has not been used in subsequent periods.

As of March 31, 2007 there were no interest rate swap agreements outstanding.

The following table summarizes certain information with respect to the use of derivatives and their impact on BankUnited’s statements of income during the three and six months ended March 31, 2007, and 2006:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2007	2006	2007	2006
	(In thousands)
Interest Rate Swaps
Loss recorded in non-interest income related to cash flow swaps	$(121)	$(914)	$(318)	$(914)
Other Derivatives (1)
(Loss) gain recorded in non-interest expense	(82)	176	49	74

Total net loss recorded in earnings due to derivatives	$(203)	$(738)	$(269)	$(840)

Note:	A charge of $0 and $4 thousand related to ineffectiveness on cash flow hedges was booked during the three and six-months ended March 31, 2007, respectively. BankUnited estimates that within the next 12 months $256 thousand will be reclassified out of other comprehensive income as a credit to earnings for cash flow hedges outstanding as of March 31, 2007.
(1)	BankUnited uses other derivatives to economically hedge interest rate risk, but they do not qualify for hedge accounting treatment.

9.    Stock-Based Compensation

At March 31, 2007, BankUnited had certain stock-based compensation plans approved by shareholders and designed to provide incentives to current and prospective officers, directors and employees of BankUnited and its subsidiaries. Under the plans, BankUnited may award stock options, stock appreciation rights, restricted stock, restricted stock units and awards in lieu of obligations, dividend equivalents, other stock-based awards and performance awards in each of its classes of stocks. In January 2007, BankUnited’s shareholders approved the 2007 Stock Award and Incentive Compensation Plan.

Options

BankUnited may award both incentive stock options and non-qualified stock options. Options granted under BankUnited’s plans generally expire eight to ten years after the date of grant and are granted at or above the fair market value (closing price) of the stock on the date of grant. An option may vest over a period ranging from immediate to nine years.

BankUnited has used the Black-Sholes model to calculate fair values of options awarded. This model requires assumptions as to expected volatility, dividends, terms, and risk free rates. Assumptions used for the periods covered herein, are outlined in the table below:

	Three Months Ended March 31, 2007	Six Months Ended March 31, 2007
Expected Volatility	26.0%	26.0%
Expected Dividend	.007% - 1.32%	.007% - 1.32%
Expected Term in Years	3.9 - 5.0	3.9 - 7.0
Risk Free Rate	4.75	4.45% - 4.75%

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Expected volatilities are based on historical volatility trends of BankUnited’s Class A Common Stock and other factors. Expected dividends reflect a range from actual dividends paid on BankUnited’s Class A Common Stock and Series B Preferred Stock. Expected term represents the periods of time that options granted are expected to be outstanding; the range above results from certain categories of recipients exhibiting different exercise behavior. The risk free rate is based on the U.S Treasury yield curve in effect at the time of grant for the appropriate life of each option.

The following table presents the activity of BankUnited’s outstanding stock options, for all classes of Common Stock for the six-month period ended March 31, 2007:

Common Stock Options	Number of Shares	Weighted Average Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars and shares in thousands)
Options outstanding, September 30, 2006	2,305	$17.73
Options granted	243	$26.82
Options exercised	(121)	$8.58
Options forfeited	(23)	$21.43
Options expired	(49)	$20.49

Options outstanding, March 31, 2007	2,355	$19.05	6.03	$10,435

Exercisable at March 31, 2007	1,647	$16.80	5.29	$9,833
Unvested at March 31, 2007	708	$24.27	7.74	$602

The following table presents the activity of BankUnited’s outstanding stock options, for Series B Preferred Stock, for the six-month period ended March 31, 2007:

Series B Preferred Stock Options	Number of Shares	Weighted Average Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars and shares in thousands)
Outstanding September 30, 2006	941	$26.75
Granted	—	—
Exercised	—	—

Outstanding March 31, 2007	941	$26.75	4.74	$8,367

Exercisable at March 31, 2007	692	$23.03	3.73	$8,058
Unvested at March 31, 2007	249	$37.07	7.56	$309

The following table presents the values of option grants and exercises for the three-month and six-month periods ended March 31, 2007:

	Three Months Ended March 31, 2007	Six Months Ended March 31, 2007
	(Dollars and shares in thousands except per share data)
Grant date weighted average fair value per share of options granted during the period	$7.50	$7.56
Total intrinsic value of options exercised	$1,684	$2,025
Cash received from options exercised	$821	$1,038
Actual tax benefit to be realized from option exercises	$572	$611

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Restricted Stock

Restricted stock awards granted without performance-based restrictions vest in annual installments over periods ranging from immediate to ten years commencing on the date of the grant. The vesting schedules are intended to encourage officers, directors and employees to make long-term commitments to BankUnited.

In the second quarter of fiscal 2007 the Company awarded 17,716 shares of Common A restricted stock valued at $456 thousand to vest over three to five years. Fair value for unvested shares is determined based on the closing price of BankUnited’s shares on the grant date.

The following table presents the activity of BankUnited’s unvested restricted common shares and restricted common stock units for the six-month period ended March 31, 2007:

Common Unvested Shares *	Number of Shares (in thousands)	Weighted Average Price per Share (at date of grant)
Outstanding September 30, 2006	477	$25.28
Granted	179	26.70
Vested	(59)	27.02
Forfeited	(13)	24.77

Outstanding March 31, 2007	584	$25.88

*	Including restricted stock units

The intrinsic value for these awards is $79 thousand and the weighted average life of these awards is 4.3 years.

The following table presents the activity of BankUnited’s unvested Series B Preferred Stock restricted shares, including both, performance and nonperformance-based awards for the six-month period ended March 31, 2007:

Preferred Unvested Shares	Number of Shares (in thousands)	Weighted Average Price per Share (at date of grant)
Outstanding at September 30, 2006	341	$30.98
Granted	105	40.12
Vested	(6)	35.75

Outstanding at March 31, 2007	440	$33.06

The intrinsic value for these awards is $1.2 million and the weighted average life of the awards is 4.5 years.

Performance-Based Awards

Under the plans the Compensation Committee of BankUnited’s Board of Directors has the authority to grant performance awards based on the achievement of pre-set performance goals by a future date. The goals are business-based goals such as growth in assets, loans and/or deposits; enhancing earnings by achieving certain levels of revenue and/or net income, improving or maintaining quality of assets, and improving net interest margin.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

During the six-month period ended March 31, 2007, the Compensation Committee voted to award certain executive officers performance awards that require the achievement of goals over future periods based on specified objectives. These awards have performance periods that range from one to two years.

Performance based restricted stock awards are eligible to be voted by the executive from the date of the award. Dividends are paid only after achievement of performance goals to which the award is subject.

The following table presents the activity of BankUnited’s performance-based unvested awards, including both Class A Common Stock and Series B Preferred Stock, for the six-month period ended March 31, 2007:

Performance Based Unvested Shares	Number of Shares (in thousands)	Weighted Average Price per Share (at date of grant)
Outstanding at September 30, 2006	347	$30.17
Granted	133	37.32
Vested	(6)	35.75

Outstanding at March 31, 2007	474	$32.08

The intrinsic value for these awards is $1.2 million and the weighted average life of the awards is 4.4 years.

10.    Borrowings

Trust preferred securities and subordinated debentures

During the six-month period ended March 31, 2007, BankUnited had a net increase of $54 million in trust preferred securities and subordinated debentures from $196 million at September 30, 2006 to $250 million. BankUnited operates wholly-owned trust subsidiaries for the purpose of issuing trust preferred securities and investing the proceeds from the sale thereof in junior subordinated deferrable interest debentures issued by BankUnited. The carrying amount of trust preferred securities and subordinated debentures in BankUnited’s Consolidated Statement of Financial Condition was $250 million as of March 31, 2007, and represented trust preferred securities issued by its consolidated trust subsidiary and the subordinated debentures issued by BankUnited to its non-consolidated trust subsidiaries.

The net increase in trust preferred securities and subordinated debentures reflects primarily four transactions during the six-month period ended March 31, 2007:

•	the issuance and sale of $50 million in subordinated debentures to wholly-owned trust subsidiary, BankUnited Statutory Trust X in October 2006

•	the issuance and sale of $50 million in subordinated debentures to wholly-owned trust subsidiary, BankUnited Statutory Trust XI in March 2007

•	the redemption in March 2007 of trust preferred securities with a balance of $22,880,000 issued by BankUnited to its consolidated subsidiary BankUnited Capital

•	the redemption in March 2007 of trust preferred securities with a balance of $25 million issued by BankUnited to its non-consolidated subsidiary BankUnited Statutory Trust II

11.    Commitments and Contingencies

Commercial and standby letters of credit are off balance sheet instruments which represent conditional commitments issued by BankUnited to guarantee the performance of a customer to a third party. BankUnited had

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

outstanding commercial and standby letters of credit in the amount of $45.6 million and $47.5 million as of March 31, 2007, and September 30, 2006, respectively. Fees collected on standby letters of credit represent the fair value of these commitments and are deferred and amortized over their term, which is typically one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankUnited generally holds collateral supporting those commitments if deemed necessary.

BankUnited is a party to certain claims and litigation arising in the ordinary course of business. In the opinion of management, the resolution of such claims and litigation will not materially affect BankUnited’s consolidated financial position or results of operations.

12.    Subsequent Events

Issuance of Equity Units

On April 19, 2007, BankUnited entered into an Underwriting Agreement with respect to a registered public offering (the “Offering”) of 3,200,000 6.75% HiMEDS Units (the “Equity Units”) for an aggregate principal amount of $160 million. The underwriters have a 30-day option to purchase up to an additional 480,000 Equity Units, solely to cover over-allotments, if any.

On April 25, 2007, BankUnited completed the Offering and received net proceeds of approximately $155,200,000. BankUnited intends to use a portion of the proceeds to buy back shares of its Class A Common Stock. BankUnited also intends to use the proceeds for general corporate purposes such as expanding operations through new branch offices and operations centers, possible acquisitions, acquisition of debt and equity securities, if available on favorable terms, redemption of outstanding debt and investment in loans and mortgage-backed or other securities.

The Equity Units carry a total distribution rate of 6.75%. Each Equity Unit has a stated amount of $50 and is initially comprised of (i) a 3-year purchase contract which will obligate the holder to purchase from BankUnited on May 17, 2010, a certain number of shares of Bankunited’s Class A Common Stock, for $50; and (ii) a 1/20 undivided beneficial interest in $1,000 principal amount of BankUnited’s 6.37% Senior Note due May 17, 2012 (the “Notes”). Holders of the Equity Units will be entitled to receive quarterly contract adjustment payments at a rate of 0.38% per year of the stated amount of $50 per Equity Unit. The threshold appreciation price of the Equity Units is $32.76, which represents a premium of 40% over the BankUnited closing stock price of $23.40 on April 19, 2007.

The Notes have been issued pursuant to an Indenture, dated as of April 18, 2007, as supplemented by a Supplemental Indenture dated as of April 25, 2007. The purchase contracts are being issued pursuant to a Purchase Contract and Pledge Agreement, dated as of April 25, 2007. Under the terms of the Purchase Contract and Pledge Agreement, the Notes are being pledged as collateral to secure the holders’ obligation to purchase the shares of common stock under the purchase contracts. The Notes will be remarketed prior to the purchase contract settlement date pursuant to the terms of the Purchase Contract and Pledge Agreement and Form of Remarketing Agreement.

Common Stock Repurchase

On April 16, 2007, the Board of Directors increased the authorized repurchase of its Class A Common Stock by 800,000 shares to 4,400,000 leaving a balance of 3,491,018 shares that can be repurchased. This plan does not have an expiration date.

During the quarter ended March 31, 2007, BankUnited repurchased 356,282 shares of its Class A Common Stock at an average price of $24.85.

During the period of April 27, 2007 to May 8, 2007, BankUnited repurchased 527,100 shares of its Class A Common Stock at an average price of $22.14.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Quarterly Report on Form 10-Q (the “Form 10-Q”), “BankUnited,” “we,” “us” and “our” refers to BankUnited Financial Corporation (“BankUnited”) and its consolidated subsidiaries, including BankUnited, FSB (the “Bank”). All significant intercompany transactions and balances associated with consolidated subsidiaries have been eliminated. The following discussion and analysis and the related financial data present a review of BankUnited’s consolidated operating results for the three month and six month periods ended March 31, 2007 and 2006 and consolidated financial condition as of March 31, 2007. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in BankUnited’s Annual Report on Form 10-K.

This Form 10-Q contains forward-looking statements. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words and phrases such as: “will likely result,” “expect,” “will continue,” “anticipate,” “estimate,” “project,” “believe,” “intend,” “will,” “should,” “would,” “could,” “may,” “can,” “plan,” “target” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include, but are not limited to, discussions concerning:

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

Actual results or performance could differ from those implied or contemplated by forward-looking statements. BankUnited wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and are not historical facts or guarantees of future performance. These forward-looking statements are subject to certain risks and uncertainties, including, among others: general business and economic conditions, either nationally or regionally; fiscal and monetary policies; significant weather events such as hurricanes; changes or fluctuations in the interest rate environment; a deterioration in credit quality and/or a reduced demand for credit; reduced deposit flows and loan demand; real estate values and market conditions, competition from other financial service companies in our markets; legislative or regulatory changes, including, among others, changes in accounting standards, guidelines and policies; the issuance or redemption of additional equity or debt securities by us; the concentration of operations in south Florida, if Florida business or economic conditions decline; reliance on other companies for products and services; the impact of war and the threat and impact of terrorism; volatility in the market price of our common stock; and other economic, competitive, servicing capacity, governmental, regulatory and technological factors affecting our operations, price, products and delivery of services. Other factors that could cause actual results to differ materially are: (i) other risks and uncertainties described from time to time in BankUnited’s filings with the SEC, (ii) the risk factors or uncertainties set forth in this Form 10-Q, and (iii) other risks and uncertainties that have not been identified at this time. Information in this Form 10-Q is as of the dates, and for the periods, indicated. BankUnited does not undertake, and specifically disclaims any obligation, to publicly update or revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements, whether as the result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in or incorporated by reference into this report might not occur.

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

Highlights for the quarter ended March 31, 2007 were:

•	Record second-quarter net income of $24.4 million, up 24% over the same quarter in 2006;

•	Net-interest margin of 2.39%, an increase of 32 basis points from the same quarter last year. Net interest income was the main contributor to the improvement in net income;

•

Total assets of $13.9 billion, up 14%, from March 31, 2006 and total loans of $11.8 billion, up 19%, from March 31, 2006; asset growth has been centered in the residential loan portfolio, which grew by $1.9 billion;

•	Sale of $360 million in residential loans for a gain of $3.5 million;

•	Total deposits of $6.8 billion, up $1.4 billion, or 26%, from March 31, 2006; and

•	Total core deposits of $4.9 billion, up $895 million, or 22%, from March 31, 2006.

Record net income in the second quarter resulted from growth in earning assets, higher net interest margin and gains from loan sales. The cyclical slowdown in the housing market is expected to reduce the level of residential loan production and increase the level of non-performing assets in 2007 consistent with our previously disclosed estimates. However, we do not expect actual losses to significantly increase from the current levels.

BankUnited is implementing a multi-step program to continue its growth in a slower housing market. These plans aim to:

•	increase residential loans by entering new markets and creating and refining products;

•	build the Florida franchise through additional branch expansion;

•	increase consumer and commercial lending; and

•	manage the cost of deposits and other borrowings.

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

Several assumptions are made in the determination of share-based compensation. BankUnited utilizes the Black—Scholes model to calculate stock-based compensation under SFAS 123R. Estimates of the expected volatility, the expected life of options, and the applicable risk free interest rate affect the computation of the fair value of options to be expensed. Assumptions are also made as to the expected achievement of performance conditions for performance based stock grants. Estimates of expected forfeiture rates are made for both options and restricted stock grants. For a more detailed discussion of stock based compensation see notes (1) Summary of Significant Accounting Policies on page 77 and note (13) Stock-Based Compensation and Other Benefit Plans on page 102, respectively, of BankUnited’s Annual Report on Form 10-K for the year ended September 30, 2006, and (9) Stock-Based Compensation of this report.

Accounting Pronouncements Issued and Not Yet Adopted

See Note (2) Impact of Certain Accounting Pronouncements to the accompanying condensed notes to consolidated financial statements.

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2007 Compared to the Same Period in 2006

General

Net income for the three months ended March 31, 2007 was $24.4 million, up 24% from $19.7 million for the same quarter last year. Basic and diluted earnings were $0.67 and $0.64 per share, respectively, for the quarter, up from $0.57 and $0.54 per share, respectively, for the same quarter last year.

The following table is a condensed version of BankUnited's Consolidated Statement of Income for the periods presented.

	For the three months ended March 31,		Change
	2007	2006	$	%
	(In thousands, except per share amounts)
Net interest income	$82,340	$59,754	$22,586	37.80%
Provision for loan losses	4,000	2,300	1,700	73.91%
Non-interest income	10,153	7,412	2,741	36.98%
Non-interest expense	51,326	35,372	15,954	45.10%

Income before taxes	37,167	29,494	7,673	26.02%
Income taxes	12,763	9,806	2,957	30.16%

Net income	$24,404	$19,688	$4,716	23.95%

Basic earnings per share	$0.67	$0.57	$0.10	17.54%
Diluted earnings per share	$0.64	$0.54	$0.10	18.52%

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

	For the Three Months Ended March 31,
	2007			2006
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net(1)	$11,865,916	$216,240	7.31%	$9,373,969	$141,479	6.06%
Mortgage-backed securities	1,106,623	13,337	4.82%	1,459,649	16,293	4.46%
Short-term investments(2)	32,609	397	4.94%	31,963	335	4.25%
Investment securities and FHLB stock	520,279	7,068	5.48%	499,403	6,285	5.06%

Total interest-earning assets	13,525,427	237,042	7.03%	11,364,984	164,392	5.80%

Interest-bearing liabilities:
Transaction and money market	500,592	4,022	3.26%	390,688	2,172	2.25%
Savings	1,420,039	15,922	4.55%	1,272,818	11,163	3.56%
Certificates of deposits	4,349,957	54,397	5.07%	3,171,118	31,397	4.02%
Trust preferred securities and subordinated debentures	251,529	5,822	9.26%	195,095	3,812	7.82%
Senior notes (3)	120,000	1,070	3.57%	120,000	1,070	3.57%
FHLB advances and other borrowings	5,948,716	73,469	5.01%	5,421,407	55,024	4.12%

Total interest-bearing liabilities	$12,590,833	$154,702	4.98%	$10,571,126	$104,638	4.01%

Excess of interest-earning assets over interest-bearing liabilities	$934,594			$793,858

Net interest income		$82,340			$59,754

Interest rate spread			2.05%			1.79%
Effect of non-interest bearing sources			0.34%			0.28%

Net interest margin			2.39%			2.07%

Ratio of interest-earning assets to interest-bearing liabilities	107.42%			107.51%

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

(1)	Includes average balances of loans held for sale of $218.3 million and $55.8 million for the three months ended March 31, 2007 and 2006, respectively. Interest income arising from loans held for sale is included in interest on loans and fees in BankUnited’s consolidated statement of operations as well as BankUnited’s calculations of interest rate spread and net interest margin. Also includes average non-accruing loans of $64.2 million and $9.7 million for the three months ended March 31, 2007 and 2006, respectively.

(2)	Short-term investments include FHLB overnight deposits, federal funds sold, securities purchased under agreements to resell, and certificates of deposit.
(3)	Rates on these instruments differ from contractual terms due to the amortization of deferred cost.

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

	For the Three Month Period Ended March 31, 2007 vs. 2006
	Increase (Decrease) Due to		Total Increase/ (Decrease)
	Changes in Volume	Changes in Rate
	(Dollars in thousands)
Interest income attributable to:
Loans receivable, net(1)	$36,637	$38,124	$74,761
Mortgage-backed securities	(3,940)	984	(2,956)
Short-term investments(2)	7	55	62
Investment securities and FHLB stock	356	427	783

Total interest-earning assets	33,060	39,590	72,650

Interest expense attributable to:
Transaction and money market	611	1,240	1,851
Savings	1,291	3,468	4,759
Certificates of deposit	11,671	11,328	22,999
Trust Preferred Securities and subordinated debentures	1,103	907	2,010
Senior notes(3)	—	—	—
FHLB advances and other borrowings	5,352	13,093	18,445

Total interest-bearing liabilities	20,028	30,036	50,064

Increase in net interest income	$13,032	$9,554	$22,586

(1)	Includes interest earned on loans held for sale.
(2)	Short-term investments include FHLB overnight deposits, federal funds sold, securities purchased under agreements to resell, and certificates of deposit.
(3)	Rates on these instruments differ from contractual terms due to the amortization of deferred cost.

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

Net interest income before provision for loan losses was $82.3 million for the quarter ended March 31, 2007. This represents an increase of $22.6 million, or 38%, over the $59.8 million reported for the same quarter of fiscal 2006. The net interest margin improved to 2.39% for the quarter ended March 31, 2007 from 2.07% for the same quarter of fiscal 2006.

Interest income on loans includes deferred interest on option ARM loans where periodic payments do not cover the amount of interest earned contractually and where the uncollected interest is added to the principal balance of the loans. Deferred interest resulting in negative amortization, where the loan balance exceeds the original loan balance, amounted to $46 million for the quarter ended March 31, 2007, compared to $16 million for the quarter ended March 31, 2006.

The improvement in net interest income and net interest margin is attributable to the growth in earning assets, the change in earning asset mix, the improved spread between earning assets and interest bearing liabilities, the faster repricing of ARM loans than deposits and programs related to loan retention.

Average earning assets for the quarter ended March 31, 2007 increased by $2.2 billion, or 19%, from the same quarter in the last fiscal year. Growth was centered in higher yield average loans that represented 88% of earning assets for the quarter ended March 31, 2007 as compared to 82% for the same quarter of fiscal 2006.

The net interest spread rose to 2.05% for the quarter ended March 31, 2007 from 1.79% for the same quarter in fiscal 2006. The change in net interest income, net interest spread and net interest margin is partly attributable to improvement in the yield on loans, which exceeded the increased cost of interest bearing liabilities, to the growth in earning assets, which was primarily centered in loans, and to the increase in non-interest bearing sources of funds. The overall yield on interest earning assets increased by 123 basis points, while the overall rates paid on interest bearing liabilities increased by 97 basis points, resulting in an improvement in the interest rate spread of 26 basis points for the quarter ended March 31, 2007 compared to the same period in fiscal 2006. The issuance of $151 million in equity in January 2006, earnings retention and growth in other non-interest bearing sources of funding contributed 6 basis points of the 32 basis point improvement in the net interest margin.

Other factors affecting the yield improvement on assets included prepayment fees that increased from $3.0 million for the quarter ended March 31, 2006 to $6.2 million for the quarter ended March 31, 2007.

Prepayments on residential mortgage loans reduce loan interest income as the net deferred cost amortization is accelerated with the prepayment. For the quarter ended March 31, 2007, the constant prepayment rate (CPR) was 15.5%, as compared to 15.9% for the quarter ended March 31, 2006. The slower prepayment rate also contributed to the increase in the net interest margin for the year as the impact of deferred cost amortization lessened slightly.

Interest expense for the quarter ended March 31, 2007 included a $0.6 million deferred origination cost write-off incurred to call $48 million of trust preferred securities during the quarter ended March 31, 2007. See Liabilities on the FINANCIAL CONDITION of this report.

Provision for Loan Losses.    BankUnited records a provision for loan losses as a charge to income in amounts necessary to adjust the allowance for loan losses as determined by management through its overall review of asset quality. The provision for loan losses of $4.0 million for the three months ended March 31, 2007 represented an increase of 74% compared to $2.3 million for the same period in fiscal 2006. The provision reflects loan portfolio growth, net charge-offs for the quarter, and increases in residential delinquencies and non-performing loans.

Non-performing loans to total loans increased to 0.60% as of March 31, 2007, compared to 0.11% as of March 31, 2006. The allowance for loan losses as a percentage of total loans was 0.35% as of March 31, 2007 compared to 0.31% as of March 31, 2006 and 0.32% at September 30, 2006. See Asset Quality for more information on BankUnited’s measure of its asset quality.

Analysis of Non-Interest Income and Expenses

Non-Interest Income

The following table provides a comparison for each of the categories of non-interest income for the quarters ended March 31, 2007 and 2006.

	For The Three Months Ended March 31,
	2007	2006	Change
	(Dollars in thousands)
Non-interest income:
Loan servicing fees	$1,782	$1,705	$77	4.5%
Amortization of mortgage servicing rights	(811)	(841)	30	3.6
Impairment of mortgage servicing rights	(133)	(330)	197	59.7
Loan fees	1,265	954	311	32.6
Deposit fees	1,510	1,338	172	12.9
Other fees	697	706	(9)	(1.3)
Net loss on sale of investments and mortgage-backed securities	(566)	—	(566)	(100.0)
Net gain on sale of loans and other assets	3,474	1,872	1,602	85.6
Insurance and investment services income	1,320	1,312	8	0.6
Loss on swaps	(121)	(914)	793	86.8
Other	1,736	1,610	126	7.8

Total non-interest income	$10,153	$7,412	$2,741	37.0%

Total non-interest income of $10.2 million for the quarter ended March 31, 2007 represented an increase of 37% from the quarter ended March 31, 2006.

Net gain on sale of loans accounted for the majority, or 58%, of the increase in total non-interest income for the quarter. Net gain on the sale of residential loans of $3.5 million for the quarter ended March 31, 2007 represented a $1.6 million increase from the gain reported for the quarter ended March 31, 2006. BankUnited sold $360 million of residential loans during the quarter ended March 31, 2007 compared to $424 million during the quarter ended March 31, 2006.

Net loss on the sale of investments of $593 thousand was mainly related to the sale of preferred stock of U.S. government sponsored entities. Net gain on sale of mortgage-backed securities was $27 thousand.

Loan servicing fee income, net of amortization and impairment, totaled $838 thousand, represented an increase of $304 thousand from the quarter ended March 31, 2006. The increase is attributable to an impairment charge of $133 thousand for the quarter ended March 31, 2007, compared to a $330 thousand impairment charge taken in the quarter ended March 31, 2006.

Loss on swaps for the quarter was $121 thousand compared to $914 thousand related to the settlement of swap transactions for the quarter ended March 31, 2006. For a detailed discussion, see Note (10) Accounting for Derivatives and Hedging Activities of BankUnited’s Annual Report on Form 10-K for the year ended September 30, 2006.

Other categories of non-interest income reflected a combined increase of $608 thousand, or 22%, of the increase in total non-interest income for the quarter ended March 31, 2007.

Non-Interest Expense

The following table provides a comparison for each of the categories of non-interest expense for the quarters ended March 31, 2007 and 2006:

	For The 3 Months Ended March 31,
	2007	2006	Change
	(Dollars in thousands)
Non-interest expenses:
Employee compensation and benefits	$26,551	$17,811	$8,740	49.1%
Occupancy and equipment	9,551	7,355	2,196	29.9
Telecommunications and data processing	2,933	2,336	598	25.6
Professional fees-legal and accounting	1,842	1,417	425	30.0
Advertising and promotion expense	2,243	1,664	579	34.8
Other operating expenses	8,206	4,789	3,416	71.3

Total non-interest expenses	$51,326	$35,372	$15,954	45.1%

Non-interest expense for the quarter ended March 31 2007, increased by $16 million, or 45.1%, from the same quarter of fiscal 2006. This increase reflects BankUnited’s continued expansion of its branch network, and operations support. The branch network grew to 80 branches at March 31, 2007, from 71 branches at March 31, 2006. Compensation expense for the quarter ended March 31, 2007 was affected by lower deferred loan origination costs, which decreased to $6.1 million for the quarter ended March 31, 2007, a decrease of $3.5 million from $9.6 million for the quarter ended March 31, 2006. This decrease was due to reduced loan production, which was down 44.2% from the quarter ended March 31, 2006. Lease expense increased by $848 thousand, or 27%, to $4.05 million for the quarter ended March 31, 2007 from $3.20 million for the quarter ended March 31, 2006; which, reflects the increase of nine branches in the last twelve months.

Other operating expenses include a $1.2 million charge in redemption fees incurred to call $48 million of trust preferred securities, and a $0.8 million increase in deposit insurance premiums resulting from the FDIC’s implementation of a revised assessment and pricing system for calendar year 2007. See Liabilities on the FINANCIAL CONDITION of this report.

For the Six Months Ended March 31, 2007 Compared to the Same Period in 2006

General

Net income for the six months ended March 31, 2007 was $51.8 million, up 44.4% from $35.9 million for the same period last year. Basic and diluted earnings were $1.42 and $1.35 per share, respectively, for the six-month period, up from $1.10 and $1.04 per share, respectively, for the same period last year.

The following table is a condensed version of BankUnited’s Consolidated Statement of Income for the periods presented.

	For the six months ended March 31,		Change
	2007	2006	$	%
	(In thousands, except per share amounts)
Net interest income	$161,135	$111,066	$50,069	45.1%
Provision for loan losses	8,000	4,600	3,400	73.9%
Non-interest income	21,743	15,085	6,658	44.1%
Non-interest expense	96,373	67,804	28,569	42.1%

Income before taxes	78,505	53,747	24,758	46.1%
Income taxes	26,733	17,884	8,849	49.5%

Net income	$51,772	$35,863	$15,909	44.4%

Basic earnings per share	$1.42	$1.10	$0.32	29.1%
Diluted earnings per share	$1.35	$1.04	$0.31	29.8%

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

	For the Six Months Ended March 31,
	2007			2006
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, net(1)	$11,823,646	$428,055	7.24%	$8,913,209	$262,488	5.89%
Mortgage-backed securities	1,151,510	27,107	4.71%	1,517,121	32,923	4.34%
Short-term investments(2)	35,752	928	5.20%	32,366	632	3.92%
Investment securities and FHLB stock	541,268	14,781	5.47%	489,548	11,876	4.86%

Total interest-earning assets	13,552,176	470,871	6.95%	10,952,244	307,919	5.63%

Interest-bearing liabilities:
Transaction and money market	470,355	7,312	3.12%	388,759	3,958	2.04%
Savings	1,376,919	30,714	4.47%	1,235,666	20,908	3.39%
Certificates of deposits	4,166,779	104,034	5.01%	3,050,195	59,038	3.88%
Trust preferred securities and subordinated debentures	248,827	10,865	8.73%	195,279	7,575	7.76%
Senior notes(3)	120,000	2,133	3.56%	120,000	2,139	3.57%
FHLB advances and other borrowings	6,206,546	154,678	5.00%	5,237,490	103,235	3.95%

Total interest-bearing liabilities	$12,589,426	$309,736	4.93%	$10,227,389	$196,853	3.86%

Excess of interest-earning assets over interest-bearing liabilities	$962,750			$724,855

Net interest income		$161,135			$111,066

Interest rate spread			2.02%			1.77%
Effect of non-interest bearing sources			0.35%			0.25%

Net Interest Margin			2.37%			2.02%

Ratio of interest-earning assets to interest-bearing liabilities	107.65%			107.09%

Note: The yields and rates along with the corresponding interest rate spread and net interest margin represent the yields earned and rates paid on BankUnited’s interest-earning assets and interest-bearing liabilities, respectively, for the periods presented. The yields are annualized and are not calculated on a tax equivalent basis.

(1)	Includes average balances of loans held for sale of $242.3 million and $34.7 million for the six months ended March 31, 2007 and 2006, respectively. Interest income arising from loans held for sale is included in interest on loans and fees in BankUnited’s consolidated statement of operations as well as BankUnited’s calculations of interest rate spread and net interest margin. Also includes average non-accruing loans of $49.5 million and $9.8 million for the six months ended March 31, 2007 and 2006, respectively.

(2)	Short investments include FHLB overnight deposits, federal funds sold, securities purchased under agreements to resell, and certificates of deposit.
(3)	Rates on these instruments differ from contractual terms due to the amortization of deferred cost.

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

	For the Six Month Period Ended March 31, 2007 vs. 2006
	Increase (Decrease) Due to
	Changes in Volume	Changes in Rate	Total Increase/ (Decrease)
	(Dollars in thousands)
Interest income attributable to:
Loans, net (1)	$84,022	$81,545	$165,567
Mortgage-backed securities	(7,934)	2,118	(5,816)
Short-term investments (2)	66	230	296
Investment securities and FHLB stock	1,342	1,563	2,905

Total interest-earning assets	77,496	85,456	162,952

Interest expense attributable to:
Transaction and money market	831	2,523	3,354
Savings	2,390	7,416	9,806
Certificates of deposit	21,612	23,384	44,996
Trust Preferred Securities and subordinated debentures	2,077	1,213	3,290
Senior notes (3)	—	(6)	(6)
FHLB advances and other borrowings	19,101	32,342	51,443

Total interest-bearing liabilities	46,011	66,872	112,883

Increase (decrease) in net interest income	$31,485	$18,584	$50,069

(1)	Includes interest earned on loans held for sale.
(2)	Short-term investments include FHLB overnight deposits, federal funds sold, securities purchased under agreements to resell, and certificates of deposit.
(3)	Rates on these instruments differ from contractual terms due to the amortization of deferred cost.

Net Interest Income.    Net interest income before provision for loan losses was $161.1 million for the six months ended March 31, 2007, increasing by $50 million, or 45%, from $111.1 million for the same period in 2006. The net interest margin improved to 2.37% for the period, from 2.02% for the same fiscal period in fiscal 2006. The overall yield on interest earning assets increased by 132 basis points, while the overall rates paid on interest bearing liabilities increased by 107 basis points, resulting in an improvement in the interest rate spread of 25 basis points for the six months ended March 31, 2007 compared to the same period in fiscal 2006.

The improvement in net interest income is attributable primarily to the growth in earning assets, the change in earning asset mix, and an improved net interest rate spread. Average earning assets for the six-month period increased by $2.6 billion, or 24%, from the same period of fiscal 2006. Growth was centered in loans, which are the highest-yielding earning assets. Average loans represented 87% of earning assets for the six months ended March 31, 2007 as compared to 81% in the same period in fiscal 2006.

The net interest spread rose to 2.02% for the six months ended March 31, 2007 from 1.77% for the same period in fiscal 2006. The change in net interest income, net interest spread and net interest margin is partly attributable to improvement in the yield on loans, which exceeded the increased cost of interest bearing liabilities and to the growth in earning assets, which was primarily centered in loans. The issuance of $151 million in equity in January 2006, earnings retention and growth in other non-interest bearing sources of funding contributed 10 basis points of the 35 basis point improvement in the net interest margin.

Factors affecting the yield improvement on assets included prepayment fees on loans that increased to $12.1 million for the six-month period ended March 31, 2007 from $5.0 million for the six-month period ended March 31, 2006. Prepayments on residential mortgage loans reduce loan interest income as the net deferred cost amortization is accelerated with the prepayment. For the six months ended March 31, 2007, the CPR was 15.5% as compared to 16.5% for the quarter ended March 31, 2006. The slower prepayment rate contributed to the increase in the net interest margin for the six-month period ended March 31, 2007.

Interest expense included a $0.6 million deferred origination cost write-off incurred to call $48 million of trust preferred securities during the six-months ended March 31, 2007. See Liabilities on the FINANCIAL CONDITION of this report.

Provision for Loan Losses.    BankUnited records a provision for loan losses as a charge to income in amounts necessary to adjust the allowance for loan losses as determined by management through its review of asset quality. The provision for loan losses was $8.0 million and $4.6 million for the six-month periods ended March 31, 2007 and 2006, respectively. Net charge-offs for the six months ended March 31, 2007 were $2.6 million compared to net recoveries of $0.2 million for the same period in fiscal 2006. The provision for the six-month period reflects loan portfolio growth, net charge-offs for the year, and increases in residential delinquencies and non-performing loans. See Asset Quality for information on BankUnited’s allowance for loan losses.

Analysis of Non-Interest Income and Expenses

	For the Six Months Ended March 31,		Increase/ (Decrease)
	2007	2006
	(Dollars in thousands)
Non-interest income:
Loan servicing fees	$3,729	$3,158	$571	18.1%
Amortization of mortgage servicing rights	(1,668)	(1,727)	59	3.4
Impairment of mortgage servicing rights	(965)	(330)	(635)	(192.4)
Loan fees	2,339	1,663	676	40.6
Deposit fees	2,984	2,655	329	12.4
Other fees	1,369	1,347	22	1.6
Net loss on sale of investments and mortgage-backed securities	(524)	—	(524)	(100.0)
Net gain on sale of loans and other assets	9,069	3,762	5,307	141.1
Insurance and investment services income	2,272	2,212	60	2.7
Losses on swaps	(318)	(914)	596	(65.2)
Other	3,456	3,259	197	6.0

Total non-interest income	$21,743	$15,085	$6,658	44.1%

Total non-interest income was $21.7 million for the six-month period ended March 31, 2007, a 44.1% increase from $15.1 million for the same period in fiscal 2006.

BankUnited’s portfolio of residential loans serviced for others was $1.5 billion as of March 31, 2007 compared to $1.7 billion as of March 31, 2006. Servicing fee income net of amortization and impairment was $1.1 million for both of the six-month periods ended March 31, 2007, and March 31, 2006.

Loan fees, deposit fees and other fees were $6.7 million for the six-month period ended March 31, 2007, up 18% from $5.7 million for the same period in fiscal 2006.

Net gain on the sale of loans of $9.1 million for the six months ended March 31, 2007 accounted for the majority, or 80%, of the increase in total non-interest income, and represented a $5.3 million increase from the gain reported for the same period in fiscal 2006. BankUnited sold $905 million of residential loans during the six months ended March 31, 2007, compared to $671 million during the six months ended March 31, 2006.

Net loss on the sale of investments of $551 thousand was mainly related to the sale of preferred stock of U.S. government sponsored entities. Net gain on the sale of mortgage-backed securities was $27 thousand.

	For the Six Months Ended March 31,		Increase
	2007	2006
	(Dollars in thousands)
Non-interest expenses:
Employee compensation and benefits	$50,837	$34,572	$16,265	47.0%
Occupancy and equipment	18,107	14,298	3,809	26.6
Telecommunications and data processing	5,764	4,461	1,303	29.2
Advertising and promotion expense	4,018	3,062	956	31.2
Professional fees- legal and accounting	3,459	2,913	546	18.7
Other operating expenses	14,188	8,498	5,690	67.0

Total non-interest expenses	$96,373	$67,804	$28,569	42.1%

Non-interest expense increased by $28.6 million, or 42.1%, for the six months ended March 31, 2007, compared to the same period in fiscal 2006. This increase reflects the company’s continued expansion of its mortgage origination, branch network, and operations support. The branch network grew to 80 branches at March 31, 2007, from 71 branches at March 31, 2006. Compensation expense was affected by lower deferred loan origination costs, which decreased to $13.5 million for the quarter ended March 31, 2007, a decrease of $4.2 million from $17.7 million for the quarter ended March 31, 2006. This decrease was due to reduced loan production, which was down 27.9% for the six months ended March 31, 2007 as compared to the same period in fiscal 2006. Lease expense increased by $1.7 million, or 28%, to $7.7 million for the quarter ended March 31, 2007 from $6.1 million for the quarter ended March 31, 2006; which, reflects the increase of nine branches in the last twelve months.

Other operating expenses include a $1.2 million charge in redemption fees incurred to call $48 million of trust preferred securities and a $0.8 million increase in deposit insurance premiums resulting from the FDIC’s implementation of a revised assessment and pricing system for calendar year 2007. See Liabilities on the FINANCIAL CONDITION of this report.

LIQUIDITY

BankUnited’s objective in managing liquidity is to maintain sufficient sources of available liquid assets to address both short and long-term business funding needs such as loan demand, investment purchases, deposit fluctuations, and debt service requirements. In doing so, BankUnited maintains an overall liquidity position that has an aggregate amount of readily accessible and marketable assets, cash flow and borrowing capacity to meet unexpected deposit outflows and/or increases in loan demand. Cash levels may vary but are maintained at levels required by regulation and necessary to meet the projected anticipated needs for business operations. BankUnited is not aware of any events, or uncertainties, which may impede liquidity in the short or long-term.

The Bank has a borrowing line available at the Federal Home Loan Bank of Atlanta (“FHLB”) secured by eligible real estate loans. BankUnited has additional borrowing capacity through securities sold under repurchase agreements with various counterparts. Short-term borrowing facilities are also available through fed funds purchased from other financial institutions.

From time to time, BankUnited utilizes its access to capital markets and may raise capital through equity or debt offerings. BankUnited has also utilized trust preferred and subordinated debt issuances to provide a source of capital for the Bank. During the six-month period ended March 31, 2007, BankUnited raised $100 million through the issuance of trust preferred securities, of which $50 million were issued in October 2006 and $50 million in March 2007, and also redeemed $48 million of trust preferred securities.

Significant sources and uses of funds

BankUnited’s assets grew by $372 million during the six months ended March 31, 2007, primarily through loan growth of $407 million after loan sales of $360 million. BankUnited funded its asset and loan growth primarily through deposit growth of $770 million. FHLB advances increased by $290 million while other borrowings declined by $704 million.

BankUnited assets grew by $1.5 billion during the six months ended March 31, 2006, primarily through loan growth of $1.9 billion after loan sales of $672 million during the period. BankUnited funded its asset and loan growth through deposit growth of $720 million, an increase in FHLB advances of $616 million, and an equity issuance of $151 million in January 2006.

FINANCIAL CONDITION

Assets

Loans.    Net portfolio loans comprise the major earning asset of BankUnited and increased to $11.8 billion at March 31, 2007 from $11.4 billion at September 30, 2006. Portfolio loans are centered in first mortgage residential loans that amounted to $10.1 billion, or 85%, of the net portfolio at March 31, 2007, an increase of $366 million, or 3.80%, from September 30, 2006.

The following table provides a detail of residential loans (excluding premiums and discounts) by state, including both portfolio loans and loans held for sale, for states with balances representing 4% or more of total residential loans.

Residential loans by state	As of March 31, 2007		As of September 30, 2006
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in millions)
Florida	$5,938	59.04%	$5,998	62.03%
California	663	6.59	569	5.88
Illinois	596	5.93	614	6.35
Arizona	577	5.74	491	5.08
New Jersey	485	4.82	395	4.07
Virginia	435	4.32	406	4.20
Other (states with less than 4%)	1,364	13.56	1,198	12.39

Total residential loans	$10,058	100.00%	$9,671	100.00%

The following table provides a detail of total loans (excluding premiums and discounts) by state, including both portfolio loans and loans held for sale, for states with balances representing 3.5% or more of total residential loans. Non-residential loans are originated from the Florida lending offices and are included in the Florida totals.

Total loans by state	As of March 31, 2007		As of September 30, 2006
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in millions)
Florida	$7,530	64.58%	$7,571	67.30%
California	663	5.68	569	5.06
Illinois	596	5.11	614	5.46
Arizona	577	4.95	491	4.37
New Jersey	485	4.16	395	3.50
Virginia	435	3.73	406	3.61
Other (states with less than 3.5%)	1,374	11.79	1,204	10.70

Total loans	$11,660	100.00%	$11,250	100.00%

As of March 31, 2007, commercial real estate loans, including multi-family, construction and land loans, amounted to $996 million, or 8.4%, of the net loan portfolio. Commercial real estate loans decreased by $15 million, or 1.4%, from September 30, 2006. Total portfolio loans secured by real estate represented 97% of the net loan portfolio as of March 31, 2007, and also, as of September 30, 2006.

Option ARM loans are adjustable-rate mortgages which provide borrowers flexible payment options and have the potential for negative amortization above the original loan balance. Option ARM loans represented 59% and 58% of the total loan portfolio (including unearned discounts, premiums, and deferred loan costs, and excluding loans held for sale and allowance for loan losses), outstanding as of March 31, 2007 and September 30, 2006, respectively.

As of March 31, 2007, option ARM loans with a balance of $5.9 billion, representing 85% of the option ARM portfolio, had $176 million of their principal balances above their original principal balance as a result of negative amortization. As of September 30, 2006, option ARM loans with a balance of $5.0 billion, representing 75% of the option ARM portfolio, had negative amortization of $89.5 million.

As of March 31, 2007, the average balance of an option ARM loan was $310 thousand and the average LTV ratio based on the initial appraisal of the collateral was 79% before considering PMI. Generally, loans produced with LTV’s greater than 80% require PMI. As of March 31, 2007, the average LTV ratio based on the initial appraisal of the collateral for the option ARM loan portfolio including PMI was 73%. As of March 31, 2007, the weighted average FICO score for BankUnited’s option ARM loans was 709.

See Note (4) Loans Held in Portfolio to the accompanying condensed notes to consolidated financial statements and business section of the 10-K at September 30, 2006.

Liabilities

Deposits.    Deposits increased by $770 million, or 12.7%, to $6.8 billion at March 31, 2007 from $6.1 billion at September 30, 2006. Growth was centered in certificates of deposit which grew by $602 million.

Core deposits.    Deposits including certificates of deposits of $100,000 and less, checking, savings and money market accounts increased by $895 million, of 22% to $4.9 billion at March 31, 2007 from $4.0 billion at March 31, 2006.

Securities sold under agreements to repurchase.    Securities sold under agreements to repurchase (repos) decreased by $756 million , or 70.9%, to $311 million at March 31, 2007 from $1,066 million at September 30, 2006, as FHLB advances offered more attractive rates for similar maturities.

FHLB advances.    FHLB advances increased by $290 million, or 5.6%, to $5.5 billion at March 31, 2007, from $5.2 billion at September 30, 2006.

Trust preferred securities and subordinated debentures.    As of March 31, 2007, BankUnited had a net increase of $54 million from $196 million at September 30, 2006 to $250 million in other borrowings. BankUnited operates wholly-owned trust subsidiaries for the purpose of issuing trust preferred securities and investing the proceeds from the sale thereof in junior subordinated deferrable interest debentures issued by BankUnited. The carrying amount of trust preferred securities and subordinated debentures in BankUnited’s Consolidated Statement of Financial Condition was $250 million as of March 31, 2007, and represented trust preferred securities issued by its consolidated trust subsidiary and the subordinated debentures issued by BankUnited to its non-consolidated trust subsidiary.

The net increase in trust preferred securities and subordinated debentures reflects primarily four transactions during the six-month period ended March 31, 2007:

•	the issuance and sale of $50 million in subordinated debentures to BankUnited’s wholly-owned trust subsidiary, BankUnited Statutory Trust X, in October 2006;

•	the issuance and sale of $50 million in subordinated debentures to BankUnited’s wholly-owned trust subsidiary, BankUnited Statutory Trust XI, in March 2007;

•	the redemption in March 2007 of $22.9 million of trust preferred securities issued by BankUnited’s consolidated subsidiary, BankUnited Capital; and

•	the redemption in March 2007 of $25 million of trust preferred securities issued by BankUnited’s non-consolidated subsidiary BankUnited Statutory Trust II.

See Note (9) Borrowings to the notes to consolidated financial statements and business section of the 10-K at September 30, 2006.

Advance payments by borrowers for taxes and insurance.    Advance payments by borrowers for taxes and insurance decreased by $41.2 million, or 44.5%, to $51.5 million as of March 31, 2007 from $92.7 million at September 30, 2006. This decrease reflects tax and insurance payments made by BankUnited on behalf of borrowers during the six-month period ended March 31, 2007.

Asset Quality

At March 31, 2007, non-performing assets totaled $74.1 million, as compared to $21.5 million at September 30, 2006. Expressed as a percentage of total assets, non-performing assets were 0.53% as of March 31, 2007, as compared to 0.16% as of September 30, 2006. Changes in the residential real estate markets resulted in an increased level of non-performing residential loans at March 31, 2007. Based on current trends in our residential loan portfolio, we expect to continue seeing an increase in non-performing assets consistent with our previously disclosed estimates. However, we do not expect actual losses to significantly increase from the current levels.

Non-performing loans consist of (i) non-accrual loans; (ii) accruing loans more than 90 days contractually past due as to interest or principal and (iii) loans that have been substantially restructured because of deterioration in the financial condition of the borrower. Generally, BankUnited places loans on non-accrual status when more than 90 days past due. When a loan is placed on non-accrual status, BankUnited reverses all accrued and uncollected interest.

The following table sets forth additional information concerning BankUnited’s non-performing assets at March 31, 2007 and September 30, 2006.

	March 31, 2007	September 30, 2006
	(Dollars in thousands)
Non-accrual loans	$70,474	$20,740
Loans past due 90 days and still accruing	471	—

Total non-performing loans	70,945	20,740
Real estate owned	3,138	729

Total non-performing assets	$74,083	$21,469

Allowance for loan losses	$41,827	$36,378

Non-performing assets as a percentage of total assets	0.53%	0.16%
Non-performing loans as a percentage of total loans	0.60%	0.18%
Allowance for loan losses as a percentage of total loans	0.35%	0.32%
Allowance for loan losses as a percentage of non-performing loans	58.96%	175.40%

During the six months ended March 31, 2007, BankUnited reduced its exposure on a troubled commercial real estate lending relationship with total loan balances of $17.3 million at September 30, 2006. In December 2006, a $7.0 million loan was sold at a discount of $1.3 million, which was charged off. In January 2007, BankUnited further reduced this exposure by selling a $7.3 million loan at a discount of $1.3 million. Specific impairment reserves were established in the quarters ended December 31, 2006 and September 30, 2006, respectively, based on then available information. A $3 million non-performing loan remains from this credit relationship and for which a specific impairment reserve has been established. See Note (19) Subsequent Events to the notes to consolidated financial statements of the 10-K at September 30, 2006.

For the six months ended March 31, 2007, the provision for loan losses totaled $8.0 million compared to $4.6 million for the six months ended March 31, 2006. Net charge-offs were $2.6 million, or an annualized rate of 0.04% of average portfolio loans. Included in charge-offs is the aforementioned $2.6 million loss on $14.3 million commercial real estate loan. Net residential charge off were $77 thousand.

During the six months ended March 31, 2007, management performed an evaluation of delinquency trends in its residential portfolio in addition to normal asset quality analysis and initiated measures to increase collection efforts. Based on its review of portfolio quality, management increased the allowance for loan losses to a level it believes to be appropriate given the composition of its loan portfolio, which, as of March 31, 2007, was 96.7% secured by real estate.

The following table sets forth the change in BankUnited’s allowance for loan losses for the three months and six months ended March 31, 2007 and 2006.

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2007	2006	2007	2006
	(In thousands)
Allowance for loan losses, balance (at beginning of period)	$39,192	$28,646	$36,378	$25,755
Provisions for loan losses	4,000	2,300	8,000	4,600
Loans charged off:
One-to-four family residential	(78)	—	(112)	—
Construction and land	(1,321)	—	(2,651)	—
Commercial	(131)	(493)	(162)	(493)

Total loans charged off(1)	(1,530)	(493)	(2,925)	(493)

Recoveries:
One-to-four family residential	1	—	35	—
Commercial	89	117	260	707
Consumer	75	5	79	6

Total recoveries(1)	165	122	374	713

Allowance for loan losses, balance (at end of period)	$41,827	$30,575	$41,827	$30,575

(1)	Net annualized charge-offs (recoveries) as a percentage of average total portfolio loans (including premiums and discounts) were 0.05% and 0.008% for the three months ended March 31, 2007 and 2006, respectively; and 0.04% and (0.005%) for the six months ended March 31, 2007 and 2006, respectively.

There can be no assurance that additional provisions for loan losses will not be required in future periods.

The following table sets forth BankUnited’s allocation of the allowance for loan losses by category as of March 31, 2007 and September 30, 2006.

	March 31, 2007	September 30, 2006
	(In thousands)
Balance at the end of the period applicable to:
One-to-four family residential	$14,100	$9,558
Home equity loans and lines of credit	4,998	3,971
Multi-family	645	684
Commercial real estate	6,258	6,316
Construction and land	3,793	4,092
Commercial	7,006	7,613
Consumer	780	785
Unallocated	4,247	3,359

Total allowance for loan losses	$41,827	$36,378

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As required by SEC rules, an evaluation of the effectiveness of the design and operation of BankUnited’s disclosure controls and procedures was carried out by BankUnited, as of the end of the period covered by this report, under the supervision and with the participation of BankUnited’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that BankUnited’s disclosure controls and procedures were effective as of March 31, 2007.

These disclosure controls and procedures provide reasonable assurance that the information required to be disclosed by BankUnited in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. BankUnited may make changes to its disclosure controls and procedures periodically, as management reviews the design and effectiveness on a continuing basis. No change in internal control over financial reporting occurred during the quarter ended March 31, 2007 that has materially affected, or is likely to materially affect, such internal control over financial reporting. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

PART II—OTHER INFORMATION

Item 1a.	RISK FACTORS

The following risk factors represent changes and additions to, and should be read in conjunction with, “Item 1A. Risk Factors” contained in BankUnited’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

Negative events in certain geographic areas could adversely affect us.

Most of the loans in the BankUnited portfolio are secured by real estate. Most of these loans are secured by properties in Florida. Negative conditions in the real estate markets where collateral for BankUnited’s commercial real estate or mortgage loans is located could adversely affect the BankUnited’s borrowers’ ability to repay and the value of the collateral. Real estate values are affected by various factors, including changes in general or regional economic conditions, governmental rules or policies and natural disasters such as hurricanes. Additionally, BankUnited’s borrowers could be confronted with increased insurance costs, resulting from hurricanes and other natural disasters, which could negatively impact their ability to make the required payments. Some of BankUnited’s depositors and borrowers are citizens of other countries, including countries of Europe, Central and South America and the Caribbean, who are in the process of moving to the United States or have second homes in the United States. These loans are secured by property located in the United States, primarily in Florida, and generally carry a lower LTV ratio than loans to domestic residents. The value of the underlying property provides a source of liquidation in the United States but the consumer’s ability to make his or her monthly payments may be affected by factors such as foreign exchange rates, capital outflow limitations, and other political and economic risks associated with the country of residence. Changes in the United States laws and regulations affecting residents from those countries could also adversely affect us if they result in a significant loss of deposits, increased loan defaults or a decreased market for our products. BankUnited endeavors to limit its risk through its underwriting criteria on these loans.

Changes in economic conditions could cause an increase in delinquencies and non-performing assets, including loan charge-offs, and depress our income and growth.

BankUnited’s loan portfolios includes many real estate secured loans, demand for which may decrease during economic downturns as a result of, among other things, an increase in unemployment, a decrease in real estate values, a slowdown in housing price appreciation or increases in interest rates. These factors could depress BankUnited’s earnings and consequently BankUnited’s financial condition because:

•	customers may not want or need the products and services offered by BankUnited;

•	borrowers may not be able to repay their loans;

•	the value of the collateral securing BankUnited’s loans to borrowers may decline; and

•	the quality of BankUnited’s loan portfolio may decline.

Any of the latter four scenarios could cause an increase in delinquencies and non-performing assets or require BankUnited to charge-off a percentage of its loans and/or increase its provision for loan losses, which would reduce its income.

In order to limit BankUnited’s credit risk, certain of its loans require borrowers to purchase credit enhancements such as private mortgage insurance. Fraud or misrepresentation could result in the denial of the mortgage insurance claims, which could increase BankUnited’s potential loss on a property. Repeated denials of claims or the financial failure of one of BankUnited’s mortgage insurance providers could have a negative affect on its earnings.

BankUnited is exposed to credit risk from the sale of mortgage loans.

BankUnited retains limited exposure from the sale of mortgage loans. BankUnited makes standard representations and warranties to the purchasers. If individual mortgages are found to have not complied with the representations and warranties, BankUnited may be required to repurchase the loans. The standard representations and warranties do not assure against credit risk associated with the loans.

BankUnited’s earnings could be adversely impacted by incidences of fraud and compliance failures that are not within its direct control.

BankUnited is subject to fraud and compliance risk in connection with the origination of mortgage loans. Fraud risk includes the intentional misstatement of information in property appraisals or other underwriting documentation provided to BankUnited’s by third parties. Compliance risk is the risk that loans are not originated in compliance with applicable laws and regulations and BankUnited’s standards. There can be no assurance that BankUnited can prevent or detect acts of fraud or violation of law or BankUnited’s compliance standards by the third parties that it deals with. Repeated incidences of fraud or compliance failures adversely impact the performance of BankUnited portfolio and could require it to repurchase such loans which were sold in the secondary market.

BankUnited grants loans under reduced documentation programs. The standard industry guidelines of these programs may not require information about borrowers’ income and/or assets to be submitted or verified. To the extent borrowers’ overstate their income and/or assets, the ability of borrowers to repay their loans maybe impaired which could adversely affect the quality of BankUnited’s loan portfolio.

Recent developments in the mortgage market may affect our ability to originate loans and the profitability of loans in BankUnited’s pipeline.

The mortgage lending industry has experienced a significant increase in delinquencies in recent months. The decline in credit quality is most noteworthy among subprime lenders. While BankUnited limits loans with credit scores below 620, except for Community Reinvestment Act loans, and has maintained its delinquency levels below industry standards, recent reports of credit quality, financial solvency and other problems among subprime lenders has resulted in volatility in the price of BankUnited’s common stock. If the subprime segment continues to have problems in the future and/or credit quality problems spread to other industry segments, including lenders who make reduced documentation loans to prime credit quality borrowers, there could be a prolonged decrease in the demand for BankUnited’s loans in the secondary market, adversely affecting its earnings and negatively impacting the price of its common stock.

BankUnited’s operations could be harmed by a challenging legal climate.

Class action or other litigation against lenders in certain regions or related to particular products, services or practices may arise from time to time, even if the activities subject to complaint are not unlawful. Such claims may be brought, for example, under state or federal consumer protection laws. The damages and penalties claimed in these types of matters can be substantial. BankUnited may also be adversely affected by the actions of its brokers, or if another company in its industry engages in criticized practices. Negative publicity may result in more regulation and legislative scrutiny of industry practices, as well as more litigation, which may further increase its cost of doing business and adversely affect its profitability by impeding its ability to market its products, requiring BankUnited to change them or increasing the regulatory burdens under which it operates.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES (a)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
02/01/2007 to 02/28/2007	331,282	$24.96	883,982	2,716,018
03/01/2007 to 03/31/2007	25,000	$23.45	908,982	2,691,018	(b)
Total	356,282	$24.85

a.	On October 24, 2002 the Board of Directors authorized the repurchase of up to 1,000,000 shares of Class A Common Stock. On October 26, 2006, January 23, 2007, and April 16, 2007, the Board of Directors increased the total number of shares which the Company was authorized to repurchase to 3,000,000 shares, 3,600,000 shares and 4,400,000 shares, respectively. This plan does not have an expiration date.
b.	During the period from April 1, 2007 to May 8, 2007, BankUnited repurchased 527,100 shares of its Class A Common Stock at an average price of $22.14 leaving a balance of 2,963,918 shares that could be repurchased as of May 8, 2007.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders of BankUnited held on January 23, 2007, the stockholders voted on the election of three directors to Class II of BankUnited’s Board of Directors, the election of one director to Class III of the Company’s Board of Directors, the approval of the BankUnited Financial Corporation 2007 Stock Award and Incentive Plan (the “2007 Plan”), and the approval of an amendment to the registrant’s Articles of Incorporation to increase the number of authorized shares of Class A Common Stock from 60,000,000 shares to 100,000,000 shares.

The stockholders voted to elect the Class II nominees for directors as follows:

	Votes For	Votes Withheld
Lawrence Blum	5,862,712	210,256
Lauren Camner	5,604,914	468,055
Bradley Weiss	6,013,755	59,214

The stockholders voted to elect the Class III nominees for directors as follows:

	Votes For	Votes Withheld
Dr. Albert Smith	6,000,599	72,360

The stockholders voted to approve the 2007 Plan as follows:

Votes For	Votes Against	Votes Abstaining
3,621,161	2,031,323	1,979

The stockholders voted to approve the amendment to the registrant’s Articles of Incorporation as follows:

Votes For	Votes Against	Votes Abstaining
5,665,977	404,102	2,890

Item 6.	EXHIBITS

Exhibit No.	Exhibit Title
1.1	Underwriting Agreement dated April 19, 2007, between BankUnited and the Underwriters named therein (Exhibit 1.1 to BankUnited’s Current Report on Form 8-K, as filed with the SEC on April 25, 2007).

4.1	Purchase Contract and Pledge Agreement, dated as of April 25, 2007, between BankUnited and The Bank of New York, as Purchase Contract Agent, and The Bank of New York, as Collateral Agent, Custodial Agent and Securities Intermediary (Exhibit 4.1 to BankUnited’s Current Report on Form 8-K, as filed with the SEC on April 25, 2007).

4.2	Supplemental Indenture No. 1 between BankUnited and The Bank of New York, as Trustee, dated as of April 25, 2007 (Exhibit 4.2 to BankUnited’s Current Report on Form 8-K, as filed with the SEC on April 25, 2007).

4.3	Form of Remarketing Agreement (Exhibit 4.3 to BankUnited’s Current Report on Form 8-K, as filed with the SEC on April 25, 2007).

4.4	Form of Corporate HiMED Unit Certificate (included as an appendix to Exhibit 4.1 to BankUnited’s Current Report on Form 8-K, as filed with the SEC on April 25, 2007).

4.5	Form of Senior Note due May 17, 2012 (included as an appendix to Exhibit 4.2 to BankUnited’s Current Report on Form 8-K, as filed with the SEC on April 25, 2007).

8.1	Tax Opinion and Consent of Cadwalader, Wickersham & Taft LLP, dated April 25, 2007 (Exhibit 8.1 to BankUnited’s Current Report on Form 8-K, as filed with the SEC on April 25, 2007).

23.1	Consent of Cadwalader, Wickersham & Taft LLP (included an appendix to Exhibit 8.1 to BankUnited’s Current Report on Form 8-K, as filed with the SEC on April 25, 2007).

31.1	Certification of the Chief Executive Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

BANKUNITED FINANCIAL CORPORATION

By:	/s/ Humberto L. Lopez
Humberto L. Lopez Senior Executive Vice President, Chief Financial Officer and Principal Accounting Officer

Date: May 9, 2007

Exhibit Index

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.