Form 10-Q
period 2007-06-30
BANKUNITED FINANCIAL CORP
filed 2007-08-09
CIK 894490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

The number of shares outstanding of the registrant’s common stock at the close of business on August 1, 2007 was 34,911,446 shares of Class A Common Stock, $0.01 par value, and 473,747 shares of Class B Common Stock, $0.01 par value.

This Form 10-Q contains 45 pages.

The Index to Exhibits appears on page 45.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q REPORT FOR THE QUARTER ENDED JUNE 30, 2007

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

	June 30, 2007	September 30, 2006
	(Dollars in thousands, except per share amounts)
ASSETS
Cash	$73,447	$53,284
Federal Home Loan Bank overnight deposits	208,368	12,317
Federal funds sold	1,361	1,054

Cash and cash equivalents	283,176	66,655

Investment securities available for sale, at fair value	185,718	299,909
Mortgage-backed securities available for sale, at fair value (including assets pledged of $305,402 and $1,094,525 at June 30, 2007 and September 30 2006, respectively)	977,571	1,225,944
Mortgage loans held for sale at lower of cost or market	89,880	9,542
Loans held in portfolio	12,137,075	11,240,483
Add: Unearned discounts, premiums and deferred loan costs, net	227,163	196,601
Less: Allowance for loan losses	(45,089)	(36,378)

Loans held in portfolio, net	12,319,149	11,400,706

FHLB stock and other earning assets	283,035	255,492
Office properties and equipment, net	62,108	48,728
Real estate owned	7,397	729
Accrued interest receivable	80,780	71,398
Mortgage servicing rights	19,381	20,259
Goodwill	28,353	28,353
Bank owned life insurance	120,840	117,167
Prepaid expenses and other assets	31,485	26,017

Total assets	$14,488,873	$13,570,899

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest bearing deposits	$6,621,578	$5,681,868
Non-interest bearing deposits	341,449	392,264

Total deposits	6,963,027	6,074,132

Securities sold under agreements to repurchase	279,370	1,066,389
Advances from Federal Home Loan Bank	5,734,360	5,174,350
Convertible senior notes	120,000	120,000
HiMEDS Units senior notes	184,000	—
Trust preferred securities and subordinated debentures	229,529	195,791
Interest payable	34,960	32,006
Advance payments by borrowers for taxes and insurance	72,640	92,717
Accrued expenses and other liabilities	65,048	62,354

Total liabilities	13,682,934	12,817,739

Commitments and Contingencies (See note(11))

Stockholders’ Equity:
Preferred stock, $0.01 par value	11	10
Authorized shares—10,000,000
Issued shares—1,119,153 and 984,713 Outstanding shares—1,092,433 and 957,993 Treasury shares—26,720	(528)	(528)
Class A common stock, $0.01 par value	370	366
Authorized shares—100,000,000
Issued shares—37,008,518 and 36,574,523 Outstanding shares—35,152,056 and 36,140,943 Treasury shares—1,856,462 and 433,580	(37,896)	(5,226)
Class B common stock, $0.01 par value	7	8
Authorized shares—3,000,000
Issued shares—719,947 and 771,262 Outstanding shares—473,747 and 525,062 Treasury shares—246,200	(2,802)	(2,802)
Additional paid-in capital	510,848	503,585
Retained earnings	350,114	276,078
Deferred compensation	2,048	2,048
Accumulated other comprehensive loss	(16,233)	(20,379)

Total stockholders’ equity	805,939	753,160

Total liabilities and stockholders’ equity	$14,488,873	$13,570,899

See accompanying condensed notes to consolidated financial statements

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2007	2006	2007	2006
	(Dollars and shares in thousands, except per share data)
Interest income:
Interest and fees on loans	$220,886	$168,144	$648,941	$430,632
Interest on mortgage-backed securities	12,071	15,119	39,178	48,042
Interest and dividends on investments and other interest-earning assets	7,114	7,082	22,822	19,590

Total interest income	240,071	190,345	710,941	498,264

Interest expense:
Interest on deposits	77,405	54,246	219,464	138,150
Interest on borrowings	75,613	65,308	232,423	170,682
Preferred dividends of trust preferred securities and subordinated debentures	5,074	3,996	15,939	11,571

Total interest expense	158,092	123,550	467,826	320,403

Net interest income before provision for loan losses	81,979	66,795	243,115	177,861
Provision for loan losses	4,400	1,200	12,400	5,800

Net interest income after provision for loan losses	77,579	65,595	230,715	172,061

Non-interest income:
Loan servicing fees	1,769	2,066	5,498	5,224
Amortization of mortgage servicing rights	(945)	(1,083)	(2,614)	(2,810)
Impairment of mortgage servicing rights	—	(540)	(965)	(870)
Loan fees	1,387	838	3,726	2,501
Deposit fees	1,447	1,375	4,431	4,030
Other fees	759	795	2,127	2,142
Net loss on sale of investments and mortgage-backed securities	—	—	(524)	—
Net gain on sale of loans and other assets	505	4,973	9,575	8,735
Income from insurance and investment services	1,687	921	3,959	3,128
Loss on swaps	—	(551)	(318)	(1,465)
Other non-interest income	1,731	1,700	5,186	4,964

Total non-interest income	8,340	10,494	30,081	25,579

Non-interest expenses:
Employee compensation and benefits	26,283	20,511	77,121	55,083
Occupancy and equipment	9,735	8,012	27,842	22,310
Telecommunications and data processing	3,248	2,707	9,011	7,168
Advertising and promotion expense	2,317	2,019	6,335	5,081
Professional fees	1,984	1,733	5,443	4,646
Other	6,929	5,213	21,117	13,712

Total non-interest expenses	50,496	40,195	146,869	108,000

Income before income taxes	35,423	35,894	113,927	89,640
Provision for income taxes	12,214	12,069	38,946	29,953

Net income	$23,209	$23,825	$74,981	$59,687

Earnings Per Share:
Basic	$0.65	$0.65	$2.06	$1.77

Diluted	$0.62	$0.62	$1.97	$1.66

Weighted average number of common shares outstanding:
Basic	35,779	36,212	36,141	33,596
Diluted	37,671	38,629	38,137	35,879
Dividends declared per share on common stock	$0.005	$0.005	$0.015	$0.015

See accompanying condensed notes to consolidated financial statements

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	For the Nine Months Ended June 30, 2007 and 2006
	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Deferred Compensation	Accumulated Other Comprehensive Loss Net of Tax	Total Stockholders’ Equity
	(In thousands)
Balance at September 30, 2006	$10	$374	$503,585	$276,078	$(8,556)	$2,048	$(20,379)	$753,160
Comprehensive income:
Net income for the nine months ended June 30, 2007	—	—	—	74,981	—	—	—	74,981
Other comprehensive income net of tax	—	—	—	—	—	—	4,146	4,146

Total comprehensive income	—	—	—	—	—	—	—	79,127
Payment of dividends	—	—	—	(945)	—	—	—	(945)
Company stock acquired	—	—	—	—	(32,670)	—	—	(32,670)
Stock option exercises and restricted stock awards	1	3	8,057	—	—	—	—	8,061
Tax benefit from stock-based compensation	—	—	1,072	—	—	—	—	1,072
Forward purchase contract	—	—	(1,866)	—	—	—	—	(1,866)

Balance at June 30, 2007	$11	$377	$510,848	$350,114	$(41,226)	$2,048	$(16,233)	$805,939

Balance at September 30, 2005	$9	$308	$342,859	$193,372	$(7,728)	$1,695	$(22,899)	$507,616
Comprehensive income:
Net income for the nine months ended June 30, 2006	—	—	—	59,687	—	—	—	59,687
Other comprehensive loss, net of tax	—	—	—	—	—	—	(11,105)	(11,105)

Total comprehensive income	—	—	—	—	—	—	—	48,582
Payment of dividends	—	—	—	(871)	—	—	—	(871)
Stock offering	—	58	150,226	—	—	—	—	150,284
Company stock acquired	—	—	—	—	(255)	—	—	(255)
Deferral of compensation	—	—	—	—	—	106	—	106
Stock option exercises and restricted stock awards	1	7	7,924	—	—	—	—	7,932

Balance at June 30, 2006	$10	$373	$501,009	$252,188	$(7,983)	$1,801	$(34,004)	$713,394

See accompanying condensed notes to consolidated financial statements

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended June 30,
	2007	2006
	(In thousands)
Cash used in operating activities	$(224,357)	$(53,945)
Cash flows from investing activities:
Net increase in loans held in portfolio	(858,083)	(2,576,764)
Purchase of investment securities available for sale	(26,184)	(31,863)
Purchase of FHLB stock and other earning assets	(124,788)	(154,309)
Proceeds from repayments of investment securities available for sale	76,556	20,635
Proceeds from repayments of mortgage-backed securities available for sale	239,129	309,426
Proceeds from repayments of FHLB stock and other earning assets	97,245	104,160
Proceeds from sale of investment securities available for sale	63,914	3,780
Proceeds from sale of mortgage-backed securities available for sale	169,805	132,573
Proceeds from sale of real estate owned and other assets	2,340	970
Purchase of office properties and equipment	(23,215)	(13,857)
Proceeds from sale of office properties and equipment	607	29

Net cash used in investing activities	(382,674)	(2,205,220)

Cash flows from financing activities:
Net increase in deposits	888,895	1,121,684
Additions to long-term Federal Home Loan advances	3,735,000	2,685,250
Repayments of long-term Federal Home Loan advances	(3,015,000)	(1,316,285)
Net decrease in short-term Federal Home Loan advances	(159,990)	(355,000)
Net decrease in other borrowings	(787,019)	(150,286)
Net decrease in advances from borrowers for taxes and insurance	(20,077)	(6,203)
Net proceeds from issuance of trust preferred securities	100,000	—
Redemption of trust preferred securities	(66,262)	—
Net proceeds from issuance of HiMEDS Units senior notes	178,298	—
Net proceeds from issuance of stock	2,250	154,013
Purchase of treasury stock	(32,670)	—
Tax benefit from stock-based compensation	1,072	—
Dividends paid on common stock	(539)	(516)
Dividends paid on preferred stock	(406)	(355)

Net cash provided by financing activities	823,552	2,132,302

Increase (decrease) in cash and cash equivalents	216,521	(126,863)
Cash and cash equivalents at beginning of period	66,655	238,051

Cash and cash equivalents at end of period	$283,176	$111,188

Supplemental schedule of non-cash investing and financing activities:
Exchange of loans for mortgage-backed securities in loan sales transaction with FNMA and FHLMC	$155,497	$131,414
Transfer of loans from portfolio to loans held for sale	$130,207	$922,317
Transfer of loans held for sale to portfolio	$36,946	$—
Transfers from loans to real estate owned	$9,840	$741

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

The unaudited consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”) and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the three and nine-month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007. The September 30, 2006 consolidated statement of financial condition was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These condensed notes should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in BankUnited’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

Certain prior period amounts have been reclassified to conform to the June 30, 2007 consolidated financial statements presentation.

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

SFAS No. 154

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This statement replaces Accounting Principles Board Opinion No. 20 “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principles. SFAS No. 154 was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. BankUnited adopted this statement in the fiscal year that began on October 1, 2006, and will apply it as applicable.

SFAS No. 155

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” This statement amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

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

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement follows other accounting pronouncements that require or permit fair value measurements, the

FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements.

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

This Statement shall be effective for financial statements issued for fiscal years beginning after November 15,2007. BankUnited will adopt this Statement, as applicable, in its fiscal year beginning October 1, 2008.

Management does not expect this statement to have a material effect on BankUnited’s financial statements.

3. Investment and Mortgage-backed Securities Available for Sale

Investments Securities Available for Sale

Presented below is an analysis of investments designated as available for sale.

	As of June 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. government sponsored entity debt securities(1)	$25,000	$—	$(148)	$24,852
Preferred stock of U.S. government sponsored entities	41,209	—	(2,521)	38,688
Trust preferred securities of other issuers	4,000	7	(57)	3,950
Mutual funds and other bonds(2)	119,936	13	(5,222)	114,727
Other equity securities	3,462	39	—	3,501

Total	$193,607	$59	$(7,948)	$185,718

	As of September 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. government sponsored entity debt securities(1)	$70,599	$—	$(683)	$69,916
Preferred stock of U.S. government sponsored entities	95,696	100	(4,541)	91,255
Trust preferred securities of other issuers	23,056	361	(67)	23,350
Mutual funds and other bonds(2)	116,160	43	(4,159)	112,044
Other equity securities	3,097	247	—	3,344

Total	$308,608	$751	$(9,450)	$299,909

Investment securities at June 30, 2007, by contractual maturity, are shown below.

	Available for Sale
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$28,883	$28,728
Due after one year through five years	7,153	7,120
Due after five years through ten years	1,879	1,874
Due after ten years	37,879	36,954
Equity securities	117,813	111,042

Total	$193,607	$185,718

(1)	U.S. Government sponsored entities include the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC).
(2)	Underlying assets of mutual funds consist primarily of mortgage-backed securities.

Mortgage-backed Securities Available for Sale

Presented below is an analysis of mortgage-backed securities designated as available for sale:

	As of June 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
FNMA mortgage-backed securities	$175,224	$36	$(6,261)	$168,999
FHLMC mortgage-backed securities	52,997	—	(934)	52,063
Collateralized mortgage obligations	4,762	—	(21)	4,741
Mortgage pass-through certificates(1)	761,759	452	(10,443)	751,768

Total	$994,742	$488	$(17,659)	$977,571

	As of September 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
FNMA mortgage-backed securities	$211,207	$62	$(7,612)	$203,657
FHLMC mortgage-backed securities	63,391	24	(1,668)	61,747
Collateralized mortgage obligations	6,860	42	(26)	6,876
Mortgage pass-through certificates(1)	967,207	396	(13,939)	953,664

Total	$1,248,665	$524	$(23,245)	$1,225,944

(1)	Included in BankUnited’s portfolio of mortgage-backed securities as of June 30, 2007 and September 30, 2006, were securities with a fair value of $189 million and $230 million, respectively, retained from BankUnited’s mortgage loans securitization from September 2005.

Mortgage-backed securities at June 30, 2007, by contractual maturity and adjusted for anticipated prepayments, are shown below.

	Available for Sale
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$383,478	$376,805
Due after one year through five years	425,915	418,571
Due after five years through ten years	143,859	141,487
Due after ten years	41,490	40,708

Total	$994,742	$977,571

Based on the internal model used by BankUnited, estimated average duration of the mortgage-backed securities portfolio as of June 30, 2007 was 1.43 years. This duration extends to 1.84 years in a hypothetical scenario that immediately adds 100 basis points to market interest rates. The model used by BankUnited is based on assumptions that may differ from the eventual outcome.

The following tables provide information on unrealized losses for investments and mortgage-backed securities available for sale as of June 30, 2007 and September 30, 2006.

	As of June 30, 2007
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses(1)	Fair Value	Unrealized Losses(1)	Fair Value	Unrealized Losses(1)
	(In thousands)
Available for sale securities
Investment securities:
Trust preferred securities of other issuers	$—	$—	$1,943	$(57)	$1,943	$(57)
U.S. government sponsored entity debt securities(2)	—	—	24,852	(148)	24,852	(148)
Preferred stock of U.S. government sponsored entities(2)	24,528	(1,681)	9,160	(840)	33,688	(2,521)
Mutual funds and other bonds(3)	10,103	(26)	96,272	(5,196)	106,375	(5,222)

Total investment securities	$34,631	$(1,707)	$132,227	$(6,241)	$166,858	$(7,948)

Mortgage-backed securities:
FNMA mortgage-backed securities	$—	$—	$165,323	$(6,261)	$165,323	$(6,261)
FHLMC mortgage-backed securities	873	(2)	51,190	(932)	52,063	(934)
Collateralized mortgage obligations	—	—	1,056	(21)	1,056	(21)
Mortgage pass-through certificates	110,160	(1,186)	578,728	(9,257)	688,888	(10,443)

Total mortgage-backed securities	$111,033	$(1,188)	$796,297	$(16,471)	$907,330	$(17,659)

	As of September 30, 2006
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses(1)	Fair Value	Unrealized Losses(1)	Fair Value	Unrealized Losses(1)
	(In thousands)
Available for sale securities
Investment securities:
Trust preferred securities of other issuers	$1,996	$(5)	$1,938	$(62)	$3,934	$(67)
U.S. government sponsored entity debt securities(2)	—	—	69,916	(683)	69,916	(683)
Preferred stock of U.S. government sponsored entities(2)	37,156	(2,859)	24,361	(1,682)	61,517	(4,541)
Mutual funds and other bonds(3)	8,273	(166)	91,178	(3,993)	99,451	(4,159)

Total investment securities	$47,425	$(3,030)	$187,393	$(6,420)	$234,818	$(9,450)

Mortgage-backed securities:
FNMA mortgage-backed securities	$252	$(1)	$198,578	$(7,611)	$198,830	$(7,612)
FHLMC mortgage-backed securities	—	—	59,534	(1,668)	59,534	(1,668)
Collateralized mortgage obligations	—	—	1,355	(26)	1,355	(26)
Mortgage pass-through certificates	20,730	(154)	862,145	(13,785)	882,875	(13,939)

Total mortgage-backed securities	$20,982	$(155)	$1,121,612	$(23,090)	$1,142,594	$(23,245)

(1)	These unrealized losses are not considered to be other- than- temporary based on management’s evaluation. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer of the securities; and the intent and ability to retain the security in order to allow for an anticipated recovery in fair value.
(2)	U.S. Government sponsored entities include FNMA and FHLMC.
(3)	Underlying assets of mutual funds consist primarily of mortgage-backed securities.

Proceeds from sales of investment securities were $64 million for the nine-month period ended June 30, 2007. Net realized losses from these sales were $551 thousand, which, were mainly related to the sale of preferred stock of U.S. government sponsored entities.

Proceeds from sales of mortgage-backed securities for the nine-month period ended June 30, 2007 were $170 million. Realized gain from these sales was $27 thousand.

4. Loans Receivable

Loans receivable consist of the following:

	As of June 30, 2007		As of September 30, 2006
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
One-to-four family residential:
Residential mortgages	$9,810,752	79.5%	$8,967,323	78.6%
Specialty consumer mortgages	682,193	5.5	694,590	6.1

Total one-to-four family residential	10,492,945	85.0	9,661,913	84.7
Home equity loans and lines of credit	403,722	3.3	355,822	3.1
Multi-family	117,219	1.0	85,544	0.8
Commercial real estate	470,280	3.8	413,637	3.6
Construction	137,776	1.1	174,466	1.5
Land	308,958	2.5	337,023	3.0

Total real estate loans	11,930,900	96.7	11,028,405	96.7

Other loans:
Commercial	188,773	1.5	194,269	1.7
Consumer	17,402	0.2	17,809	0.2

Total other loans	206,175	1.7	212,078	1.9

Total loans held in portfolio(1)	12,137,075	98.4	11,240,483	98.6
Unearned discounts, premiums and deferred loan costs, net	227,163	1.8	196,601	1.7
Allowance for loan losses	(45,089)	(0.2)	(36,378)	(0.3)

Total loans held in portfolio, net	12,319,149	100.0%	11,400,706	100.0%
Mortgage loans held for sale	89,880		9,542

Total loans, net	$12,409,029		$11,410,248

(1)	As of June 30, 2007, BankUnited had $116.6 million of non-accrual loans and $0.5 million of loans past due more than 90 days and still accruing. As of September 30, 2006, BankUnited had $20.7 million of non-accrual loans and no loans past due more than 90 days and still accruing.

As of June 30, 2007, the Bank had pledged approximately $9.3 billion of mortgage loans as collateral for advances from the Federal Home Loan Bank of Atlanta (“FHLB”). As of September 30, 2006, the Bank had pledged approximately $8.2 billion of mortgage loans as collateral for advances from the FHLB.

The following table provides the composition of BankUnited’s one-to-four family residential loans as of June 30, 2007 and September 30, 2006, including loans held for sale.

	As of June 30, 2007		As of September 30, 2006
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
One-to-four family residential loans:
Fixed rate loans	$1,461,637	13.8%	$1,273,240	13.1%
Adjustable rate loans (ARM):
Option ARM(1)	7,377,579	69.7	6,662,052	68.9
Non Option ARM	1,743,609	16.5	1,736,163	18.0

Total ARM loans	9,121,188	86.2	8,398,215	86.9

Total one-to-four family residential loans, including loans held for sale(2)	$10,582,825	100.0%	$9,671,455	100.0%

(1)	This concentration represents 60.3% and 59.2% of BankUnited’s total loans outstanding (including loans held for sale and excluding deferred costs, discounts, premiums and allowance for loans losses) as of June 30, 2007 and September 30, 2006, respectively . As of June 30, 2007, option ARM loans with a balance of $6.3 billion were negatively amortizing with approximately $222 million of their principal balances resulting from negative amortization. As of September 30, 2006, option ARM loans with a balance of $5 billion were negatively amortizing with approximately $89 million of their principal balances resulting from negative amortization. These loans are subject to interest rate caps.
(2)	Excluding deferred costs, discounts, premiums and allowance for loan losses.

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

The characteristics of the option ARM portfolio as of June 30, 2007 were as follows:

•	Option ARM loans represented 60.3% of the total loan portfolio (including loans held for sale and excluding deferred costs, discounts, premiums and allowance for loans losses);

•

$6.3 billion representing 85% of the option ARM loans, had negative amortization of $222 million. This amount represented 3.5% of the loan balance on negatively amortizing loans, or 3.0% of the total option ARM loans outstanding (including loans held for sale and excluding premiums and discounts);

•	The weighted average loan-to-value (LTV) of the option ARM portfolio at inception was 76% after adjusting for coverage of mortgage insurance (MI); 22% of the total option ARM portfolio had MI;

•	The average outstanding balance of an option ARM loan in the portfolio, was $315 thousand; and

•	The weighted average borrower credit score (FICO) was 708.

5. Earnings Per Share

The following tables reconcile basic and diluted earnings per share for the three and nine months ended June 30, 2007 and 2006.

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2007	2006	2007	2006
	(Dollars and shares in thousands, except per share data)
Basic earnings per share:
Numerator:
Net income	$23,209	$23,825	$74,981	$59,687
Preferred stock dividends	133	118	401	355

Net income available to common stockholders	$23,076	$23,707	$74,580	$59,332

Denominator:
Weighted average common shares outstanding	35,779	36,212	36,141	33,596

Basic earnings per share	$0.65	$0.65	$2.06	$1.77

Diluted earnings per share:
Numerator:
Net income available to common stockholders	23,076	$23,707	$74,580	$59,332
Plus:
Preferred stock dividends	133	118	401	355

Diluted net income available to common stockholders	$23,209	$23,825	$74,981	$59,687

Denominator:
Weighted average common shares outstanding	35,779	36,212	36,141	33,596
Plus:
Stock options and restricted stock	938	1,493	1,038	1,371
Preferred stock	954	924	958	912

Diluted weighted average shares outstanding	37,671	38,629	38,137	35,879

Diluted earnings per share(1)	$0.62	$0.62	$1.97	$1.66

(1)	For the three months ended June 30, 2007, BankUnited did not consider potential common and preferred stock options of 992,063 and 340,000, respectively, in the computation of diluted earnings per share as they would have been antidilutive. In addition, BankUnited did not consider potential common stock of 355,105 shares from the HiMEDS Units issued on April 25,2007 and June 4, 2007 as they would have been antidilutive. For the three months ended June 30, 2006, BankUnited did not consider potential common and preferred stock options of 24,750 and 0, respectively, in the computation of diluted earnings per share as they would have been antidilutive.

For the nine months ended June 30, 2007, BankUnited did not consider potential common and preferred stock options of 636,513 and 297,500, respectively, in the computation of diluted earnings per share as they would have been antidilutive. In addition, BankUnited did not consider potential common stock of 82,120 shares from the HiMEDS Units issued on April 25, 2007 and June 4, 2007 as they would have been antidilutive. For the nine months ended June 30, 2006, BankUnited did not consider potential common and preferred stock options of 291,862 and 137,750, respectively, in the computation of diluted earnings per share as they would have been antidilutive.

6. Regulatory Capital

The Bank’s regulatory capital levels as of June 30, 2007 and September 30, 2006 were as follows:

	As of June 30, 2007	As of September 30, 2006
	(Dollars in thousands)
Tier 1 Leverage Capital
Amount	$1,086,747	$990,629
Actual Ratio	7.5%	7.3%
Well-Capitalized Minimum Ratio(1)	5.0%	5.0%
Adequately Capitalized Minimum Ratio(1)	4.0%	4.0%

Tier 1 Risk-Based Capital(2)
Amount	$1,086,747	$990,629
Actual Ratio	14.1%	13.8%
Well-Capitalized Minimum Ratio(1)	6.0%	6.0%
Adequately Capitalized Minimum Ratio(1)	4.0%	4.0%

Total Risk-Based Capital
Amount	$1,119,554	$1,013,770
Actual Ratio	14.7%	14.3%
Well-Capitalized Minimum Ratio(1)	10.0%	10.0%
Adequately Capitalized Minimum Ratio(1)	8.0%	8.0%

(1)	Based on Office of Thrift Supervision regulations adopted to implement the “prompt corrective action” provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991.
(2)	Tier 1 risk-based capital ratio is the ratio of core capital to risk weighted assets.

7. Comprehensive Income

BankUnited’s comprehensive income includes all items which comprise net income, plus other comprehensive (loss) income. For the three and the nine months ended June 30, 2007 and 2006, BankUnited’s comprehensive income was as follows:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Net income	$23,209	$23,825	$74,981	$59,687
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain arising during the period on securities, net of tax benefit (expense) of $1,932 and $2,597 for the three months ended June 30, 2007 and 2006, respectively, and ($2,339) and $6,042 for the nine months ended June 30, 2007 and 2006, respectively	(3,588)	(4,823)	4,343	(11,221)
Unrealized (loss) gain on cash flow hedges, net of tax benefit (expense) of $48 and ($224) for the three months ended June 30, 2007 and 2006, respectively, and $257 and ($65) for the nine months ended June 30, 2007 and 2006, respectively	(90)	416	(477)	121
Less reclassification adjustment for:
Realized loss on securities sold included in net income, net of tax benefit of $0 for both three month-periods ended June 30, 2007 and 2006, respectively, and $183 and $0 for the nine months ended June 30, 2007 and 2006, respectively	—	—	(340)	—
Realized gain on cash flow hedges, net of tax expense of $5 and $15 for the three months ended June 30, 2007 and 2006, respectively, and $32 and $3 for the nine months ended June 30, 2007 and 2006, respectively	10	27	60	5

Total other comprehensive (loss) income, net of tax	(3,688)	(4,434)	4,146	(11,105)

Comprehensive income	$19,521	$19,391	$79,127	$48,582

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

Forward Sales Contracts

BankUnited enters into forward sales contracts in order to economically hedge fair value exposure of loan commitments and fair value exposure of loans held for sale to a change in interest rates. Fair value changes of forward sales contracts, not eligible for hedge accounting under SFAS No. 133, are recorded in earnings under non-interest expense with an offset in other liabilities. Hedge accounting was not applied to these contracts in the nine-month periods ended June 30, 2007 and June 30, 2006.

Loans Held For Sale

Loans held for sale are accounted for under the lower of cost or market method. Lower of cost or market adjustments are recorded in earnings under non-interest expense. No adjustments, related to lower of cost or market, were booked in the nine-month periods ended June 30, 2007 and June 30, 2006.

Interest Rate Swaps and Caps

At June 30, 2007, BankUnited had outstanding two interest rate cap contracts used to reduce the risk of rising interest payments associated with specific variable rate debt instruments. These contracts were accounted for as cash flow hedges under SFAS 133.

BankUnited applied hedge accounting based on the “short cut” method for interest rate swaps provided for in Statement of Financial Accounting Standards No. 133 for the quarter ended December 31, 2005. BankUnited reviewed its application of the short cut method in accounting for interest rate swaps in the subsequent quarter based on guidance issued by the SEC in December 2005, and concluded that three hedge transactions outstanding at December 31, 2005, did not meet the requirements set forth in the guidance and that hedge accounting was precluded for those items in the periods previously applied. BankUnited concluded that the reclassification of these swaps did not materially affect the results of operations for any period presented and recognized a $242 thousand net charge from prior periods for the quarter ended March 31, 2006. The “short cut method” has not been used in subsequent periods.

As of June 30, 2007 there were no interest rate swap agreements outstanding.

The following table summarizes certain information with respect to the use of derivatives and their impact on BankUnited’s statements of income during the three and nine months ended June 30, 2007, and 2006:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Interest Rate Swaps
Loss recorded in non-interest income related to swaps	$—	$(551)	$(318)	$(1,465)
Other Derivatives(1)
Gain (loss) recorded in non-interest expense	51	(49)	100	24

Total net gain (loss) recorded in earnings due to derivatives	$51	$(600)	$(218)	$(1,441)

Note:	A charge of $0 and $4 thousand related to ineffectiveness on cash flow hedges was booked during the three and nine-months ended June 30, 2007, respectively. BankUnited estimates that within the next 12 months $31 thousand will be reclassified out of other comprehensive income as a credit to earnings for cash flow hedges outstanding as of June 30, 2007.

(1)	BankUnited uses other derivatives to economically hedge interest rate risk, but they do not qualify for hedge accounting treatment.

9. Stock-Based Compensation

At June 30, 2007, BankUnited had certain stock-based compensation plans approved by shareholders and designed to provide incentives to current and prospective officers, directors and employees of BankUnited and its subsidiaries. Under the plans, BankUnited may award stock options, stock appreciation rights, restricted stock, restricted stock units and awards in lieu of obligations, dividend equivalents, other stock-based awards and performance awards in each of its classes of stocks. In January 2007, BankUnited’s shareholders approved the 2007 Stock Award and Incentive Compensation Plan.

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

BankUnited has used the Black-Sholes model to calculate fair values of options awarded. This model requires assumptions as to expected volatility, dividends, terms, and risk free rates. Assumptions used for the periods covered herein, are outlined in the table below:

	Three Months Ended June 30, 2007(1)	Nine Months Ended June 30, 2007
Expected Volatility	—	26.0%
Expected Dividend	—	.007% -1.32%
Expected Term in Years	—	3.9 -7.0
Risk Free Rate	—	4.45% -4.75%

(1)	No options were granted during the quarter ended June 30, 2007.

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

The following table presents the activity of BankUnited’s outstanding stock options, for all classes of Common Stock for the nine-month period ended June 30, 2007:

Common Stock Options	Number of Shares	Weighted Average Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars and shares in thousands)
Options outstanding, September 30, 2006	2,305	$17.73
Options granted	243	$26.82
Options exercised	(200)	$8.53
Options forfeited	(52)	$23.22
Options expired	(65)	$21.60

Options outstanding, June 30, 2007	2,231	$19.31	5.83	$8,198

Exercisable at June 30, 2007	1,563	$17.17	5.12	$7,774
Unvested at June 30, 2007	668	$24.33	7.51	$424

The following table presents the activity of BankUnited’s outstanding stock options, for Series B Preferred Stock, for the nine-month period ended June 30, 2007:

Series B Preferred Stock Options	Number of Shares	Weighted Average Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars and shares in thousands)
Outstanding September 30, 2006	941	$26.75
Granted	—	—
Exercised	(50)	10.85

Outstanding June 30, 2007	891	$27.64	4.73	$2,662

Exercisable at June 30, 2007	642	$23.98	3.73	$2,547
Unvested at June 30, 2007	249	$37.07	7.31	$115

The following table presents the values of option grants and exercises for the three-month and nine-month periods ended June 30, 2007:

	Three Months Ended June 30, 2007	Nine Months Ended June 30, 2007
	(Dollars and shares in thousands except per share data)
Grant date weighted average fair value per share of options granted during the period	$—	$7.56
Total intrinsic value of options exercised	$2,175	$4,200
Cash received from options exercised	$1,212	$2,250
Actual tax benefit to be realized from option exercises	$761	$1,373

Restricted Stock

Restricted stock awards granted without performance-based restrictions vest in annual installments over periods ranging from immediate to ten years commencing on the date of the grant. The vesting schedules are intended to encourage officers, directors and employees to make long-term commitments to BankUnited.

In the third quarter of fiscal 2007 the Company awarded 6,058 shares of Common A restricted stock valued at $134 thousand to vest over three to five years. Fair value for unvested shares is determined based on the closing price of BankUnited’s shares on the grant date.

The following table presents the activity of BankUnited’s unvested restricted common shares and restricted common stock units for the nine-month period ended June 30, 2007:

Common Unvested Shares *	Number of Shares (in thousands)	Weighted Average Price per Share (at date of grant)
Outstanding September 30, 2006	477	$25.28
Granted	185	26.55
Vested	(82)	24.90
Forfeited	(44)	25.91

Outstanding March 31, 2007	536	$25.74

*	Including restricted stock units

The intrinsic value for these awards is $48 thousand and the weighted average life of these awards is 3.5 years.

The following table presents the activity of BankUnited’s unvested Series B Preferred Stock restricted shares, including both, performance and nonperformance-based awards for the nine-month period ended June 30, 2007:

Series B Preferred Unvested Shares	Number of Shares (in thousands)	Weighted Average Price per Share (at date of grant)
Outstanding at September 30, 2006	341	$30.98
Granted	105	40.12
Vested	(7)	38.90

Outstanding at June 30, 2007	439	$33.08

The intrinsic value for these awards is $0.9 million and the weighted average life of the awards is 4.0 years.

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

During the nine-month period ended June 30, 2007, the Compensation Committee voted to award certain executive officers performance awards that require the achievement of goals over future periods based on specified objectives. These awards have performance periods that range from one to two years.

Performance based restricted stock awards are eligible to be voted by the executive from the date of the award. Dividends are paid only after achievement of performance goals to which the award is subject.

The following table presents the activity of BankUnited’s performance-based unvested awards of Class A Common Stock for the nine-month period ended June 30, 2007:

Performance Based Common A Unvested Shares	Number of Shares (in thousands)	Weighted Average Price per Share (at date of grant)
Outstanding at September 30, 2006	26	$23.65
Granted	28	26.82
Vested	—	—

Outstanding at June 30, 2007	54	$25.29

The intrinsic value for the Common A awards is $0.0 and the weighted average life of the awards is 3.8 years.

The following table presents the activity of BankUnited’s performance-based unvested awards of Series B Preferred Stock, for the nine-month period ended June 30, 2007:

Performance Based Series B Preferred Unvested Shares	Number of Shares (in thousands)	Weighted Average Price per Share (at date of grant)
Outstanding at September 30, 2006	321	$30.71
Granted	105	40.12
Vested	(6)	38.88

Outstanding at June 30, 2007	420	$32.99

The intrinsic value for the Preferred B awards is $0.9 million and the weighted average life of the awards is 3.9 years.

10. Borrowings

Issuance of HiMEDS Units

During the third fiscal quarter of 2007, BankUnited raised $184 million through the sale of 3,680,000 6.75% HiMEDS equity units, which mandatorily convert to common equity in May 2010 at a maximum price of $32.76.

BankUnited intends to use the net proceeds of the offering for general corporate purposes including buying back shares of its Class A Common Stock, expanding operations through new branch offices and operations centers, possible acquisitions, acquisitions of debt and equity securities if available on favorable terms, redemption of outstanding debt and investing in loans and mortgage-backed or other securities.

The Equity Units carry a total distribution rate of 6.75%. Each Equity Unit has a stated amount of $50 and is initially comprised of (i) a 3-year purchase contract which will obligate the holder to purchase from BankUnited on May 17, 2010, a certain number of shares of Bankunited’s Class A Common Stock, for $50; and (ii) a 1/20 undivided beneficial interest in $1,000 principal amount of BankUnited’s 6.37% Senior Note due May 17, 2012 (the “Notes”). Holders of the Equity Units will be entitled to receive quarterly contract adjustment payments at a rate of 0.38% per year of the stated amount of $50 per Equity Unit. The threshold appreciation price of the Equity Units is $32.76.

BankUnited has recorded the fair value of the forward purchase contract as a reduction of additional paid-in capital for $1.9 million. The contract adjustment payment obligation has been recorded as a liability for its present value of $1.9 million.

The forward purchase contract will be evaluated during each reporting period to ensure that it continues to qualify for equity classification under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

Trust preferred securities and subordinated debentures

During the nine-month period ended June 30, 2007, BankUnited had a net increase of $34 million in trust preferred securities and subordinated debentures from $196 million at September 30, 2006 to $230 million. BankUnited operates wholly-owned trust subsidiaries for the purpose of issuing trust preferred securities and investing the proceeds from the sale thereof in junior subordinated deferrable interest debentures issued by BankUnited. The carrying amount of trust preferred securities and subordinated debentures in BankUnited’s Consolidated Statement of Financial Condition was $230 million as of June 30, 2007, and represented trust preferred securities issued by its consolidated trust subsidiary and the subordinated debentures issued by BankUnited to its non-consolidated trust subsidiaries.

The net increase in trust preferred securities and subordinated debentures reflects primarily four transactions during the nine-month period ended June 30, 2007:

•	the issuance and sale of $50 million in subordinated debentures to wholly-owned trust subsidiary, BankUnited Statutory Trust X in October 2006;

•	the issuance and sale of $50 million in subordinated debentures to wholly-owned trust subsidiary, BankUnited Statutory Trust XI in March 2007;

•	the redemption in March 2007 of trust preferred securities with a balance of $22.9 million issued by BankUnited to its consolidated subsidiary BankUnited Capital;

•	the redemption in March 2007 of trust preferred securities with a balance of $25 million issued by BankUnited to its non-consolidated subsidiary BankUnited Statutory Trust II; and

•	the redemption in May 2007 of trust preferred securities with a balance of $20 million issued by BankUnited to its non-consolidated subsidiary BankUnited Statutory Trust I

11. Commitments and Contingencies

Commercial and standby letters of credit are off balance sheet instruments which represent conditional commitments issued by BankUnited to guarantee the performance of a customer to a third party. BankUnited had outstanding commercial and standby letters of credit in the amount of $54.6 million and $47.5 million as of June 30, 2007, and September 30, 2006, respectively. Fees collected on standby letters of credit represent the fair value of these commitments and are deferred and amortized over their term, which is typically one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankUnited generally holds collateral supporting those commitments if deemed necessary.

BankUnited is a party to certain claims and litigation arising in the ordinary course of business. In the opinion of management, the resolution of such claims and litigation will not materially affect BankUnited’s consolidated financial position or results of operations.

12. Subsequent Events

Common Stock Repurchase

Subsequent to June 30, 2007, BankUnited repurchased 297,413 shares of its Class A Common Stock at prices ranging from $17.11 to $17.19.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Quarterly Report on Form 10-Q (the “Form 10-Q”), “BankUnited,” “we,” “us” and “our” refers to BankUnited Financial Corporation (“BankUnited”) and its consolidated subsidiaries, including BankUnited, FSB (the “Bank”). All significant intercompany transactions and balances associated with consolidated subsidiaries have been eliminated. The following discussion and analysis and the related financial data present a review of BankUnited’s consolidated operating results for the three month and nine month periods ended June 30, 2007 and 2006 and consolidated financial condition as of June 30, 2007. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in BankUnited’s Annual Report on Form 10-K.

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

BankUnited’s operations, like those of other financial institution holding companies, are affected by BankUnited’s asset and liability management policies, as well as factors beyond BankUnited’s control, such as general economic conditions and the monetary and fiscal policies of the federal government. General economic conditions as well as conditions related to the real estate market, also affect BankUnited’s lending activities with respect to credit quality, the demand for mortgage financing interest rates and other types of loans, and the availability of credit, and other factors beyond BankUnited’s control. Deposit flows and costs of deposits and borrowings are influenced by local competition and by general market rates of interest.

Highlights for the quarter ended June 30, 2007 were:

•	Third-quarter net income of $23.2 million, or $0.62 per share;

•	Net-interest margin of 2.40%, an increase of 22 basis points from the same quarter last year;

•	Fee income of $3.6 million, an increase of 19% from the same quarter last year;

•	Total deposits of $7.0 billion, up $1.1 billion, or 19%, from June 30, 2006;

•	Total core deposits of $5.0 billion, up $766 million, or 18%, from June 30, 2006; and

•	Two new branches opened on Florida’s West coast.

Net income in the third quarter of fiscal 2007 remained at approximately the same level as the third quarter of fiscal 2006 in spite of the slowdown in the residential mortgage market. These results were mainly due to the net effect of:

•	growth in interest-earning assets;

•	higher net interest margin;

•	lower gains from loan sales correlated to lower loan sales; and

•	higher fee income, which was partially driven by the strong growth in wealth management products.

The decrease in residential loan originations for the third quarter of fiscal 2007 compared to the third fiscal quarter of fiscal 2006 reflects a continued tightening in credit standards as well as reduced overall demand in the national housing markets. BankUnited’s has diversified its product offerings and has begun to significantly move away from products that adjust monthly and are tied to the Monthly Treasury Average Index (“MTA”). Net charge-offs for the quarter were $1.1 million corresponding to an annualized rate of 0.04% of average loans. BankUnited does not expect loan losses in the coming months to be significantly higher than levels experienced in comparable periods in the past, although non-performing assets are expected to increase. Non-performing assets as of June 30, 2007 were 0.86% of total assets. These expectations are based, in part, on BankUnited’s:

•	avoidance of sub-prime lending;

•	employment of well-trained and experienced underwriters and appraisers;

•	continual enhancement of the collections process;

•	19% of BankUnited’s residential loan portfolio has mortgage insurance;

•	underwriting loans at the fully indexed rate which is the banks historical practice although many in the industry did not follow this practice; and

•

avoidance of home equity piggyback lending; BankUnited’s home equity lines, which as of June 30, 2007, comprised less than 3% of assets, are relationship driven, primarily from our branches and from private banking.

However, economic events such as tighter credit standards or liquidity issues of borrowers, if prolonged, may require changes to these estimates.

BankUnited remains focused on strengthening its Florida community banking franchise, but it anticipates that its growth this year will be at a substantially more moderate pace than in the recent past. BankUnited has expanded rapidly over the last several years with more than one-third of our branches less than two years old. BankUnited’s intention for the next year is to allow the bank's infrastructure and processes to absorb the expansion, while its focus is on achieving balanced, profitable growth.

Critical Accounting Estimates

BankUnited’s financial position and results of operations are impacted by management’s application of accounting policies involving judgments made to arrive at the carrying value of certain assets. In implementing its policies, management must make estimates and assumptions about the effect of matters that are inherently less than certain. Actual results could differ significantly from these estimates, which could materially affect the reported amounts of our assets, liabilities, income and expenses. Critical accounting estimates made by management include those that relate to:

•	the allowance for loan losses;

•	the carrying amount of mortgage servicing rights; and

•	stock-based compensation.

Allowance for loan losses

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

Carrying amount of mortgage servicing rights

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

Stock-based compensation

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

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2007 Compared to the Same Period in 2006

General

Net income for the three months ended June 30, 2007 was $23.2 million, down 3% from $23.8 million for the same quarter last year. Basic and diluted earnings were $0.65 and $0.62 per share, respectively, for the quarter, remained the same from the same quarter last year.

The following table is a condensed version of BankUnited's Consolidated Statement of Income for the periods presented.

	For the three months ended June 30,		Change
	2007	2006	$	%
	(In thousands, except per share amounts)
Net interest income	$81,979	$66,795	$15,184	22.73%
Provision for loan losses	4,400	1,200	3,200	266.67%
Non-interest income	8,340	10,494	(2,154)	(20.53)%
Non-interest expense	50,496	40,195	10,301	25.63%

Income before taxes	35,423	35,894	(471)	(1.31)%
Income taxes	12,214	12,069	145	1.20%

Net income	$23,209	$23,825	$(616)	(2.58)%

Basic earnings per share	$0.65	$0.65	$—	0.00%
Diluted earnings per share	$0.62	$0.62	$—	0.00%

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

	For the Three Months Ended June 30,
	2007			2006
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net(1)	$12,108,310	$220,886	7.30%	$10,289,935	$168,144	6.54%
Mortgage-backed securities	1,022,120	12,071	4.72%	1,357,336	15,119	4.46%
Short-term investments(2)	33,954	469	5.53%	24,306	357	5.88%
Investment securities and FHLB stock	458,809	6,645	5.80%	517,924	6,725	5.20%

Total interest-earning assets	13,623,193	240,070	7.05%	12,189,501	190,345	6.25%

Interest-bearing liabilities:
Transaction and money market	537,571	4,403	3.29%	391,956	2,254	2.31%
Savings	1,488,599	17,154	4.62%	1,317,987	12,846	3.91%
Certificates of deposits	4,387,516	55,848	5.11%	3,584,949	39,146	4.38%
Trust preferred securities and subordinated debentures	247,202	5,074	8.21%	195,924	3,996	8.16%
Senior notes(3)	248,088	3,428	5.53%	120,000	1,070	3.57%
FHLB advances and other borrowings	5,748,238	72,185	5.04%	5,690,042	64,238	4.53%

Total interest-bearing liabilities	$12,657,214	$158,092	5.01%	$11,300,858	$123,550	4.38%

Excess of interest-earning assets over interest-bearing liabilities	$965,979			$888,643

Net interest income		$81,979			$66,795

Interest rate spread			2.04%			1.87%
Effect of non-interest bearing sources			0.36%			0.31%

Net interest margin			2.40%			2.18%

Ratio of interest-earning assets to interest-bearing liabilities	107.63%			107.86%

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

(1)	Includes average balances of loans held for sale of $73.9 million and $113.3 million for the three months ended June 30, 2007 and 2006, respectively. Interest income arising from loans held for sale is included in interest on loans and fees in BankUnited’s consolidated statement of operations as well as BankUnited’s calculations of interest rate spread and net interest margin. Also includes average non-accruing loans of $99.6 million and $11.5 million for the three months ended June 30, 2007 and 2006, respectively.
(2)	Short-term investments include FHLB overnight deposits, federal funds sold, securities purchased under agreements to resell, and certificates of deposit.
(3)	Rates on these instruments differ from contractual terms due to the amortization of deferred cost.

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

	For the Three Month Period Ended June 30, 2007 vs. 2006
	Increase (Decrease) Due to		Total Increase/ (Decrease)
	Changes in Volume	Changes in Rate
	(Dollars in thousands)
Interest income attributable to:
Loans receivable, net(1)	$28,256	$24,486	$52,742
Mortgage-backed securities	(3,734)	686	(3,048)
Short-term investments(2)	142	(30)	112
Investment securities and FHLB stock	(653)	573	(80)

Total interest-earning assets	24,011	25,715	49,726

Interest expense attributable to:
Transaction and money market	837	1,312	2,149
Savings	1,663	2,644	4,307
Certificates of deposit	8,764	7,939	16,703
Trust Preferred Securities and subordinated debentures	1,046	32	1,078
Senior notes(3)	1,143	1,214	2,357
FHLB advances and other borrowings	657	7,291	7,948

Total interest-bearing liabilities	14,110	20,432	34,542

Increase in net interest income	$9,901	$5,283	$15,184

(1)	Includes interest earned on loans held for sale.
(2)	Short-term investments include FHLB overnight deposits, federal funds sold, securities purchased under agreements to resell, and certificates of deposit.
(3)	Rates on these instruments differ from contractual terms due to the amortization of deferred cost.

Net Interest Income.

Net interest income is the most significant component of our revenues. Our ability to increase net interest income is dependent on loan demand and our ability to raise deposits and obtain borrowing facilities. Movements in interest rates and pricing pressure from competitors can have a significant impact on our balance sheet volume and net interest income. BankUnited manages net interest income through its asset and liability management practices.

Net interest income before provision for loan losses was $82.0 million for the quarter ended June 30, 2007. This represents an increase of $15.2 million, or 23%, over the $66.8 million reported for the same quarter of fiscal 2006. The net interest margin improved to 2.40% for the quarter ended June 30, 2007 from 2.18% for the same quarter of fiscal 2006.

Interest income on loans includes deferred interest on option ARM loans where periodic payments do not cover the amount of interest earned contractually and where the uncollected interest is added to the principal balance of the loans. Deferred interest resulting in negative amortization, where the loan balance exceeds the original loan balance, amounted to $46 million for the quarter ended June 30, 2007, compared to $20 million for the quarter ended June 30, 2006, and to $46 million for the quarter ended March 31, 2007.

The improvement in net interest income and net interest margin is attributable to the growth in interest-earning assets, the change in interest-earning asset mix, the improved spread between interest-earning assets and interest-bearing liabilities, the faster repricing of ARM loans than deposits, the ability to hold down deposit pricing and programs related to loan retention. However, BankUnited anticipates that the repricing of ARM loans will slow down compared to that of deposits.

Average interest-earning assets for the quarter ended June 30, 2007 increased by $1.4 billion, or 12%, from the same quarter in the last fiscal year. Growth was centered in higher yield average loans that represented 89% of interest-earning assets for the quarter ended June 30, 2007 as compared to 84% for the same quarter of fiscal 2006.

The net interest spread rose to 2.04% for the quarter ended June 30, 2007 from 1.87% for the same quarter in fiscal 2006. The change in net interest income, net interest spread and net interest margin is partly attributable to the improvement in the yield on loans, which exceeded the increased cost of interest-bearing liabilities, to the growth in interest-earning assets, which was primarily centered in loans, and to the increase in non-interest bearing sources of funds. The overall yield on interest-earning assets increased by 80 basis points, while the overall rates paid on interest bearing liabilities increased by 63 basis points, resulting in an improvement in the interest rate spread of 22 basis points for the quarter ended June 30, 2007 compared to the same period in fiscal 2006. The issuance of $151 million in equity in January 2006 and earnings retention contributed 5 basis points of the 22 basis point improvement in the net interest margin.

Other factors affecting the yield improvement on assets included prepayment fees that increased from $4.4 million for the quarter ended June 30, 2006 to $5.9 million for the quarter ended June 30, 2007.

Prepayments on residential mortgage loans reduce loan interest income as the net deferred cost amortization is accelerated with the prepayment. For the quarter ended June 30, 2007, the constant prepayment rate (CPR) was 16.0%, as compared to 17.1% for the quarter ended June 30, 2006. The slower prepayment rate also contributed to the increase in the net interest margin for the year as the impact of deferred cost amortization lessened slightly.

Provision for Loan Losses

BankUnited records a provision for loan losses as a charge to income in amounts necessary to adjust the allowance for loan losses as determined by management through its overall review of asset quality. The provision for loan losses of $4.4 million for the three months ended June 30, 2007 represented an increase of 267%, compared to $1.2 million for the same period in fiscal 2006. The provision reflects loan portfolio growth, net charge-offs for the quarter, and increases in residential delinquencies and non-performing loans. In association with the increase in non-performing assets, BankUnited increased the provision for loan losses over the last year and anticipates that this trend will continue in future quarters.

Non-performing loans to total loans increased to 0.95% as of June 30, 2007, compared to 0.12% as of June 30, 2006. The allowance for loan losses as a percentage of total loans was 0.36% as of June 30, 2007 compared to 0.31% as of June 30, 2006 and 0.32% at September 30, 2006. See Asset Quality for more information on BankUnited’s measure of its asset quality.

Analysis of Non-Interest Income and Expenses

Non-Interest Income

The following table provides a comparison for each of the categories of non-interest income for the quarters ended June 30, 2007 and 2006.

	For The Three Months Ended June 30,
	2007	2006	Change
	(Dollars in thousands)
Non-interest income:
Loan servicing fees	$1,769	$2,066	$(297)	(14.4)%
Amortization of mortgage servicing rights	(945)	(1,083)	138	12.7
Impairment of mortgage servicing rights	—	(540)	540	100.0
Loan fees	1,387	838	549	65.5
Deposit fees	1,447	1,375	72	5.2
Other fees	759	795	(36)	(4.5)
Net gain on sale of loans and other assets	505	4,973	(4,468)	(89.8)
Insurance and investment services income	1,687	921	766	83.2
Loss on swaps	—	(551)	551	100.0
Other	1,731	1,700	31	1.8

Total non-interest income	$8,340	$10,494	$(2,154)	(20.5)%

Total non-interest income of $8.3 million for the quarter ended June 30, 2007 represented a decrease of 21% from the quarter ended June 30, 2006, primarily due to lower net gain on sale of loans, which decreased $4.5 million. During the second fiscal quarter of 2007 gain-on-sale margin on option ARM whole loan sales decreased. Although it seemed at times possible to achieve gains on sales of these loans, BankUnited deemed these gain-on-sale margins as insufficient and elected not to sell option ARM loans in the third quarter. BankUnited sold $116 million of residential loans at a net gain of $470 thousand during the quarter ended June 30, 2007, compared to sales of $495 million at a net gain of $5 million during the quarter ended June 30, 2006.

However; other categories of non-interest income reflected a combined increase of $2.3 million, or 42%, of the increase in total non-interest income from the same quarter of fiscal 2006. The largest increase in these categories was $766 thousand, or 83% in insurance and investment services income as a result of the expansion of wealth management products and services. Fee income, which, includes loan fees, deposit fees and other fees (excluding loan servicing fees) was $3.6 million, up 19.4% from the same quarter of fiscal 2006.

Non-Interest Expense

The following table provides a comparison for each of the categories of non-interest expense for the quarters ended June 30, 2007 and 2006:

	For The 3 Months Ended June 30,
	2007	2006	Change
	(Dollars in thousands)
Non-interest expenses:
Employee compensation and benefits	$26,283	$20,511	$5,772	28.1%
Occupancy and equipment	9,735	8,012	1,723	21.5
Telecommunications and data processing	3,248	2,707	541	20.0
Advertising and promotion expense	2,317	2,019	298	14.8
Professional fees-legal and accounting	1,984	1,733	251	14.5
Other operating expenses	6,929	5,213	1,716	32.9

Total non-interest expenses	$50,496	$40,195	$10,301	25.6%

Non-interest expense for the quarter ended June 30 2007, increased by $10.3 million, or 25.6%, from the same quarter of fiscal 2006. This increase reflects BankUnited’s continued expansion of its branch network, and operations support. The branch network grew to 80 branches at June 30, 2007, from 73 branches at June 30, 2006. Compensation expense for the quarter ended June 30, 2007 was affected by lower deferred loan origination costs, which decreased to $7.4 million for the quarter ended June 30, 2007, a decrease of $2.3 million from $9.7 million for the quarter ended June 30, 2006. This decrease was due to reduced loan production, which was down 33% from the quarter ended June 30, 2006. Lease expense increased by $830 thousand, or 26%, to $4.06 million for the quarter ended June 30, 2007 from $3.23 million for the quarter ended June 30, 2006; which, reflects the increase of seven branches in the last twelve months and a new operations facility. BankUnited anticipates that growth in the coming year will be at a substantially more moderate pace than in the past fiscal year.

For the Nine Months Ended June 30, 2007 Compared to the Same Period in 2006

General

Net income for the nine months ended June 30, 2007 was $75.0 million, up 25% from $59.7 million for the same period last year. Basic and diluted earnings were $2.06 and $1.97 per share, respectively, for the nine-month period, up from $1.77 and $1.66 per share, respectively, for the same period last year.

The following table is a condensed version of BankUnited’s Consolidated Statement of Income for the periods presented:

	For the Nine months ended June 30,		Change
	2007	2006	$	%
	(In thousands, except per share amounts)
Net interest income	$243,115	$177,861	$65,254	36.69%
Provision for loan losses	12,400	5,800	6,600	113.79%
Non-interest income	30,081	25,579	4,502	17.60%
Non-interest expense	146,869	108,000	38,869	35.99%

Income before taxes	113,927	89,640	24,287	27.09%
Income taxes	38,946	29,953	8,993	30.02%

Net income	$74,981	$59,687	$15,294	25.62%

Basic earnings per share	$2.06	$1.77	$0.29	16.38%
Diluted earnings per share	$1.97	$1.66	$0.31	18.67%

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

	For the Nine Months Ended June 30,
	2007			2006
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, net(1)	$11,918,534	$648,941	7.26%	$9,372,118	$430,632	6.13%
Mortgage-backed securities	1,108,380	39,178	4.71%	1,463,860	48,042	4.38%
Short-term investments(2)	35,152	1,396	5.31%	29,679	989	4.39%
Investment securities and FHLB stock	513,782	21,426	5.57%	499,007	18,601	4.98%

Total interest-earning assets	13,575,848	710,941	6.99%	11,364,664	498,264	5.85%

Interest-bearing liabilities:
Transaction and money market	492,760	11,715	3.18%	389,825	6,212	2.13%
Savings	1,414,146	47,867	4.53%	1,263,106	33,754	3.57%
Certificates of deposits	4,240,358	159,882	5.04%	3,228,446	98,184	4.07%
Trust preferred securities and subordinated debentures	248,285	15,939	8.56%	195,494	11,571	7.89%
Senior notes(3)	162,696	5,561	4.56%	120,000	3,210	3.57%
FHLB advances and other borrowings	6,053,776	226,862	5.01%	5,388,341	167,472	4.16%

Total interest-bearing liabilities	$12,612,021	$467,826	4.96%	$10,585,212	$320,403	4.05%

Excess of interest-earning assets over interest-bearing liabilities	$963,827			$779,452

Net interest income		$243,115			$177,861

Interest rate spread			2.03%			1.80%
Effect of non-interest bearing sources			0.35%			0.28%

Net Interest Margin			2.38%			2.08%

Ratio of interest-earning assets to interest-bearing liabilities	107.64%			107.36%

Note: The yields and rates along with the corresponding interest rate spread and net interest margin represent the yields earned and rates paid on BankUnited’s interest-earning assets and interest-bearing liabilities, respectively, for the periods presented. The yields are annualized and are not calculated on a tax equivalent basis.

(1)	Includes average balances of loans held for sale of $186.2 million and $60.9 million for the nine months ended June 30, 2007 and 2006, respectively. Interest income arising from loans held for sale is included in interest on loans and fees in BankUnited’s consolidated statement of operations as well as BankUnited’s calculations of interest rate spread and net interest margin. Also includes average non-accruing loans of $66.2 million and $10.4 million for the nine months ended June 30, 2007 and 2006, respectively.
(2)	Short investments include FHLB overnight deposits, federal funds sold, securities purchased under agreements to resell, and certificates of deposit.
(3)	Rates on these instruments differ from contractual terms due to the amortization of deferred cost.

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

	For the Nine Month Period Ended June 30, 2007 vs. 2006
	Increase (Decrease) Due to
	Changes in Volume	Changes in Rate	Total Increase/ (Decrease)
	(Dollars in thousands)
Interest income attributable to:
Loans, net(1)	$114,006	$104,303	$218,309
Mortgage-backed securities	(11,666)	2,802	(8,864)
Short-term investments(2)	182	225	407
Investment securities and FHLB stock	751	2,074	2,825

Total interest-earning assets	103,273	109,404	212,677

Interest expense attributable to:
Transaction and money market	1,640	3,864	5,504
Savings	4,036	10,076	14,112
Certificates of deposit	30,774	30,924	61,698
Trust Preferred Securities and subordinated debentures	3,125	1,243	4,368
Senior notes(3)	1,142	1,209	2,351
FHLB advances and other borrowings	20,683	38,707	59,390

Total interest-bearing liabilities	61,400	86,023	147,423

Increase (decrease) in net interest income	$41,873	$23,381	$65,254

(1)	Includes interest earned on loans held for sale.
(2)	Short-term investments include FHLB overnight deposits, federal funds sold, securities purchased under agreements to resell, and certificates of deposit.
(3)	Rates on these instruments differ from contractual terms due to the amortization of deferred cost.

Net Interest Income

Net interest income before provision for loan losses was $243.1 million for the nine months ended June 30, 2007, increasing by $65.2 million, or 37%, from $177.9 million for the same period in 2006. The net interest margin improved to 2.38% for the period, from 2.08% for the same fiscal period in fiscal 2006. The overall yield on interest earning assets increased by 114 basis points, while the overall rates paid on interest bearing liabilities increased by 91 basis points, resulting in an improvement in the interest rate spread of 23 basis points for the nine months ended June 30, 2007 compared to the same period in fiscal 2006.

The improvement in net interest income is attributable primarily to the growth in earning assets, the change in interest-earning asset mix, and an improved net interest rate spread. Average interest-earning assets for the nine-month period increased by $2.2 billion, or 19%, from the same period of fiscal 2006. Growth was centered in loans, which are the highest-yielding earning assets. Average loans represented 88% of interest-earning assets for the nine months ended June 30, 2007 as compared to 82% in the same period in fiscal 2006.

The net interest spread rose to 2.03% for the nine months ended June 30, 2007 from 1.8% for the same period in fiscal 2006. The change in net interest income, net interest spread and net interest margin is partly attributable to improvement in the yield on loans, which exceeded the increased cost of interest bearing liabilities and to the growth in earning assets, which was primarily centered in loans. The issuance of $151 million in equity in January 2006, earnings retention and growth in other non-interest bearing sources of funding contributed 7 basis points of the 30 basis point improvement in the net interest margin.

Factors affecting the yield improvement on assets included prepayment fees on loans that increased to $17.9 million for the nine-month period ended June 30, 2007 from $9.4 million for the nine-month period ended June 30, 2006. Prepayments on residential mortgage loans reduce loan interest income as the net deferred cost amortization is accelerated with the prepayment. For the nine months ended June 30, 2007, the CPR was 15.5% as compared to 16.4% for the same period in fiscal 2006. The slower prepayment rate contributed to the increase in the net interest margin for the nine-month period ended June 30, 2007.

Interest expense included a $0.6 million deferred origination cost write-off incurred to call $48 million of trust preferred securities during the nine months ended June 30, 2007. See Liabilities on the FINANCIAL CONDITION of this report.

Provision for Loan Losses

BankUnited records a provision for loan losses as a charge to income in amounts necessary to adjust the allowance for loan losses as determined by management through its review of asset quality. The provision for loan losses was $12.4 million and $5.8 million for the nine-month periods ended June 30, 2007 and 2006, respectively. Net charge-offs for the nine months ended June 30, 2007 were $3.7 million compared to net recoveries of $0.8 million for the same period in fiscal 2006. The provision for the nine-month period reflects loan portfolio growth, net charge-offs for the year, and increases in residential delinquencies and non-performing loans. See Asset Quality for information on BankUnited’s allowance for loan losses.

Analysis of Non-Interest Income and Expenses

Non-Interest Income

	For the Nine Months Ended June 30,
	2007	2006	Increase/ (Decrease)
	(Dollars in thousands)
Non-interest income:
Loan servicing fees	$5,498	$5,224	$274	5.2%
Amortization of mortgage servicing rights	(2,614)	(2,810)	196	7.0
Impairment of mortgage servicing rights	(965)	(870)	(95)	(10.9)
Loan fees	3,726	2,501	1,225	49.0
Deposit fees	4,431	4,030	401	10.0
Other fees	2,127	2,142	(15)	(0.7)
Net loss on sale of investments and mortgage-backed securities	(524)	—	(524)	(100.0)
Net gain on sale of loans and other assets	9,575	8,735	840	9.6
Insurance and investment services income	3,959	3,128	831	26.6
Losses on swaps	(318)	(1,465)	1,147	78.3
Other	5,186	4,964	222	4.5

Total non-interest income	$30,081	$25,579	$4,502	17.6%

Total non-interest income was $30.1 million for the nine-month period ended June 30, 2007, a 17.6% increase from $25.6 million for the same period in fiscal 2006.

BankUnited’s portfolio of residential loans serviced for others was $1.5 billion as of June 30, 2007 compared to $1.6 billion as of June 30, 2006. Servicing fee income net of amortization and impairment was $1.9 million and $1.5 million for the nine-month periods ended June 30, 2007, and June 30, 2006, respectively.

Loan fees, deposit fees and other fees were $10.2 million for the nine-month period ended June 30, 2007, up 19% from $8.7 million for the same period in fiscal 2006.

Net gain on the sale of loans of $9.6 million for the nine months ended June 30, 2007 represented a $0.8 million increase from the gain reported for the same period in fiscal 2006. BankUnited sold $1 billion of residential loans during the nine months ended June 30, 2007, compared to $1.2 billion during the nine months ended June 30, 2006.

Net loss on the sale of investments of $551 thousand was mainly related to the sale of preferred stock of U.S. government sponsored entities. Net gain on the sale of mortgage-backed securities was $27 thousand.

Non-Interest Expense

	For the Nine Months Ended June 30,
	2007	2006	Increase
	(Dollars in thousands)
Non-interest expenses:
Employee compensation and benefits	$77,121	$55,083	$22,038	40.0%
Occupancy and equipment	27,842	22,310	5,532	24.8
Telecommunications and data processing	9,011	7,168	1,843	25.7
Advertising and promotion expense	6,335	5,081	1,254	24.7
Professional fees	5,443	4,646	797	17.2
Other operating expenses	21,117	13,712	7,405	54.0

Total non-interest expenses	$146,869	$108,000	$38,869	36.0%

Non-interest expense increased by $38.1 million, or 35.1%, for the nine months ended June 30, 2007, compared to the same period in fiscal 2006. This increase reflects the company’s continued expansion of its branch network and operations support. The branch network grew to 80 branches at June 30, 2007, from 73 branches at June 30, 2006. Compensation expense was affected by lower deferred loan origination costs, which decreased to $20.9 million for the nine-month period ended June 30, 2007, a decrease of $6.5 million from $27.4 million for the same period in fiscal 2006. This decrease was due to reduced loan production, which was down 27% for the nine months ended June 30, 2007 as compared to the same period in fiscal 2006. Lease expense increased by $2.5 million, or 27%, to $11.8 million for the nine months ended June 30, 2007 from $9.3 million for the nine months ended June 30, 2006; which, reflects the increase of seven branches in the last twelve months.

Other operating expenses increase of $7.4 million from the nine-month period ended June 30, 2007 include mainly a $1.2 million charge in redemption fees incurred to call $48 million of trust preferred securities, a $1.4 million increase in deposit insurance premiums resulting from the FDIC’s implementation of a revised assessment and pricing system for calendar year 2007, $0.5 million increase in general insurance, $0.5 million increase in losses and expenses related to repossessed properties, $0.5 million increase in postage and courier expenses, and $0.5 million increase in fees charged by BankUnited’s regulatory agency. See Liabilities on the FINANCIAL CONDITION of this report.

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

From time to time, BankUnited utilizes its access to capital markets and may raise capital through equity or debt offerings. BankUnited has also utilized trust preferred and subordinated debt issuances to provide a source of capital for the Bank. During the nine-month period ended June 30, 2007, BankUnited raised $184 million in HiMEDS Units senior notes, which mandatorily convert to common equity in less than three years; $100 million through the issuance of trust preferred securities, of which $50 million were issued in October 2006 and $50 million in March 2007, and also redeemed $68 million of trust preferred securities.

Significant sources and uses of funds

BankUnited’s assets grew by $918 million during the nine months ended June 30, 2007, primarily through loan growth of $927 million after loan sales of $1 billion. BankUnited funded its asset and loan growth primarily through deposit growth of $889 million, FHLB advances increase of $560 million, and issuance of $184 million of HiMEDS Units senior notes, while other borrowings had a net decline of $753 million.

BankUnited assets grew by $2.2 billion during the nine months ended June 30, 2006, primarily through loan growth of $2.5 billion after sales of loans of $1.2 billion during the period. BankUnited funded its asset and loan growth through deposit growth of $1.1 billion, an increase in FHLB advances of $1.0 billion, an equity offering of $150.9 million, repayment of mortgage backed securities of $309 million and a decline in cash equivalents of $127 million.

FINANCIAL CONDITION

Assets

Loans. Net portfolio loans comprise the major earning asset of BankUnited and increased to $12.3 billion at June 30, 2007 from $11.4 billion at September 30, 2006. Portfolio loans are centered in first mortgage residential loans that amounted to $10.5 billion, or 85%, of the net portfolio at June 30, 2007, an increase of $831 million, or 8.60%, from September 30, 2006.

The following table provides a detail of residential loans (excluding premiums and discounts) by state, including both portfolio loans and loans held for sale, for states with balances representing 4% or more of total residential loans.

Residential loans by state	As of June 30, 2007		As of September 30, 2006
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in millions)
Florida	$6,071	57.37%	$5,998	62.03%
California	770	7.27	569	5.88
Illinois	600	5.67	614	6.35
Arizona	630	5.95	491	5.08
New Jersey	528	4.99	395	4.07
Virginia	460	4.35	406	4.20
Other (states with less than 4%)	1,524	14.40	1,198	12.39

Total residential loans	$10,583	100.00%	$9,671	100.00%

The following table provides a detail of total loans (excluding premiums and discounts) by state, including both portfolio loans and loans held for sale, for states with balances representing 3.5% or more of total residential loans. Non-residential loans are originated from the Florida lending offices and are included in the Florida totals.

Total loans by state	As of June 30, 2007		As of September 30, 2006
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in millions)
Florida	$7,709	63.05%	$7,571	67.30%
California	770	6.29	569	5.06
Illinois	600	4.91	614	5.46
Arizona	630	5.15	491	4.37
New Jersey	528	4.32	395	3.50
Virginia	460	3.76	406	3.61
Other (states with less than 3.5%)	1,530	12.52	1,204	10.70

Total loans	$12,227	100.00%	$11,250	100.00%

As of June 30, 2007, commercial real estate loans, including multi-family, construction and land loans, amounted to $1 billion, or 8.3%, of the net loan portfolio. Commercial real estate loans increased by $24 million, or 2.3%, from September 30, 2006. Total portfolio loans secured by real estate represented 97% of the net loan portfolio as of June 30, 2007, and as of September 30, 2006.

Option ARM loans are adjustable-rate mortgages which provide borrowers flexible payment options and have the potential for negative amortization above the original loan balance. Option ARM loans represented 60.3% and 59.2% of total loans outstanding (including loans held for sale and excluding unearned discounts, premiums, deferred loan costs, and allowance for loan losses) as of June 30, 2007 and September 30, 2006, respectively.

As of June 30, 2007, option ARM loans with a balance of $6.3 billion, representing 85% of the option ARM portfolio, had $222 million of their principal balances above their original principal balance as a result of negative amortization. As of September 30, 2006, option ARM loans with a balance of $5.0 billion, representing 75% of the option ARM portfolio, had negative amortization of $89.5 million.

As of June 30, 2007, the average balance of an option ARM loan was $315 thousand and the average LTV ratio based on the initial appraisal of the collateral was 80% before considering MI. Generally, loans produced with LTV’s greater than 80% require MI. As of June 30, 2007, the weighted average LTV ratio based on the initial appraisal of the collateral for the option ARM loan portfolio including MI was 76%. As of June 30, 2007, the weighted average FICO score for BankUnited’s option ARM loans was 708 at origination.

See Note (4) Loans Held in Portfolio to the accompanying condensed notes to consolidated financial statements and business section of the 10-K at September 30, 2006.

Liabilities

Deposits. Deposits increased by $889 million, or 14.6%, to $7.0 billion at June 30, 2007 from $6.1 billion at September 30, 2006. Growth was centered in certificates of deposit which grew by $660 million.

Core deposits. Deposits including certificates of deposits of $100,000 and less, checking, savings and money market accounts increased by $587 million, or 13.3% to $5.0 billion at June 30, 2007 from $4.4 billion at September 30, 2006.

Securities sold under agreements to repurchase. Securities sold under agreements to repurchase (repos) decreased by $787 million, or 73.8%, to $279 million at June 30, 2007 from $1,066 million at September 30, 2006, as FHLB advances offered more attractive rates for similar maturities.

FHLB advances. FHLB advances increased by $560 million, or 10.8%, to $5.7 billion at June 30, 2007, from $5.2 billion at September 30, 2006.

HiMEDS Units senior notes. During the third fiscal quarter of 2007, BankUnited raised $184 million through the sale of 3,680,000 6.75% HiMEDS equity units, which mandatorily convert to common equity in May 2010 at a maximum price of $32.76.

Trust preferred securities and subordinated debentures. As of June 30, 2007, BankUnited had a net increase of $34 million from $196 million at September 30, 2006 to $230 million in other borrowings. BankUnited operates wholly-owned trust subsidiaries for the purpose of issuing trust preferred securities and investing the proceeds from the sale thereof in junior subordinated deferrable interest debentures issued by BankUnited. The carrying amount of trust preferred securities and subordinated debentures in BankUnited’s Consolidated Statement of Financial Condition was $230 million as of June 30, 2007, and represented trust preferred securities issued by its consolidated trust subsidiary and the subordinated debentures issued by BankUnited to its non-consolidated trust subsidiary.

The net increase in trust preferred securities and subordinated debentures reflects primarily four transactions during the nine-month period ended June 30, 2007:

•	the issuance and sale of $50 million in subordinated debentures to BankUnited’s wholly-owned trust subsidiary, BankUnited Statutory Trust X, in October 2006;

•	the issuance and sale of $50 million in subordinated debentures to BankUnited’s wholly-owned trust subsidiary, BankUnited Statutory Trust XI, in March 2007;

•	the redemption in March 2007 of $22.9 million of trust preferred securities issued by BankUnited’s consolidated subsidiary, BankUnited Capital;

•	the redemption in March 2007 of $25 million of trust preferred securities issued by BankUnited’s non-consolidated subsidiary BankUnited Statutory Trust II; and

•	the redemption in May 2007 of $20 million of trust preferred securities issued by BankUnited’s non-consolidated subsidiary BankUnited Statutory Trust I.

See Note (9) Borrowings to the notes to consolidated financial statements and business section of the 10-K at September 30, 2006.

Advance payments by borrowers for taxes and insurance. Advance payments by borrowers for taxes and insurance decreased by $20.1 million, or 21.7%, to $72.6 million as of June 30, 2007 from $92.7 million at September 30, 2006. This decrease reflects tax and insurance payments made by BankUnited on behalf of borrowers during the nine-month period ended June 30, 2007.

Asset Quality

At June 30, 2007, non-performing assets totaled $124.5 million, as compared to $21.5 million at September 30, 2006. Expressed as a percentage of total assets, non-performing assets were 0.86% as of June 30, 2007, as compared to 0.16% as of September 30, 2006. The continued slowdown in the residential real estate markets resulted in an increased level of non-performing residential loans at June 30, 2007. Based on current trends in our residential loan portfolio and in the residential real estate market, we expect to continue seeing an increase in non-performing assets; however, we do not believe actual loan losses will be significantly higher than levels we experienced in comparable periods in the past. However, economic events such as tighter credit standards or liquidity issues of borrowers, if prolonged, may require changes to these estimates.

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

The following table sets forth additional information concerning BankUnited’s non-performing assets at June 30, 2007 and September 30, 2006.

	June 30, 2007	September 30, 2006
	(Dollars in thousands)
Non-accrual loans	$116,643	$20,740
Loans past due 90 days and still accruing	455	—

Total non-performing loans	117,098	20,740
Real estate owned	7,397	729

Total non-performing assets	$124,495	$21,469

Allowance for loan losses	$45,089	$36,378

Non-performing assets as a percentage of total assets	0.86%	0.16%
Non-performing loans as a percentage of total loans	0.95%	0.18%
Allowance for loan losses as a percentage of total loans	0.37%	0.32%
Allowance for loan losses as a percentage of non-performing loans	38.51%	175.40%

During the nine months ended June 30, 2007, BankUnited reduced its exposure on a troubled commercial real estate lending relationship with total loan balances of $17.3 million at September 30, 2006. In December 2006, a $7.0 million loan was sold at a discount of $1.3 million, which was charged off. In January 2007, BankUnited further reduced this exposure by selling a $7.3 million loan at a discount of $1.3 million, which was charged-off. Specific impairment reserves were established in the quarters ended December 31, 2006 and September 30, 2006, respectively, based on then available information. A $3 million non-performing loan remains from this credit relationship for which a specific impairment reserve has been established. See Note (19) Subsequent Events to the notes to consolidated financial statements of the 10-K at September 30, 2006.

For the nine months ended June 30, 2007, the provision for loan losses totaled $12.4 million compared to $5.8 million for the nine months ended June 30, 2006. Net charge-offs were $3.7 million, or an annualized rate of 0.04% of average portfolio loans. Included in charge-offs is the aforementioned $2.6 million loss on a $14.3 million commercial real estate loan.

During the nine months ended June 30, 2007, management performed an evaluation of delinquency trends in its residential portfolio in addition to normal asset quality analysis and initiated measures to increase collection efforts.

Based on its review of portfolio quality and the increase in non-performing assets, BankUnited increased the provision for loan losses over the last year and anticipates that this trend will continue in future quarters. Management believes the allowance for loan losses is appropriate given the composition of its loan portfolio, which, as of June 30, 2007, was 96.7% secured by real estate.

In addition, the vast majority of non-performing loans are secured by real estate, and based on recent appraisals, the weighted average loan to value of loans in foreclosure was 79% as of June 30, 2007.

The following table sets forth the change in BankUnited’s allowance for loan losses for the three months and nine months ended June 30, 2007 and 2006.

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Allowance for loan losses, balance (at beginning of period)	$41,827	$30,575	$36,378	$25,755
Provisions for loan losses	4,400	1,200	12,400	5,800
Loans charged off:
One-to-four family residential	(1,005)	(81)	(1,117)	(81)
Construction and land	—	—	(2,651)	—
Commercial	(164)	33	(326)	(460)
Consumer	(7)	(73)	(7)	(73)

Total loans charged off(1)	(1,176)	(121)	(4,101)	(614)

Recoveries:
One-to-four family residential	—	—	35	—
Commercial	35	688	295	1,395
Consumer	3	7	82	13

Total recoveries(1)	38	695	412	1,408

Allowance for loan losses, balance (at end of period)	$45,089	$32,349	$45,089	$32,349

(1)	Net annualized charge-offs (recoveries) as a percentage of average total portfolio loans (including premiums and discounts) were 0.04% and (0.02%) for the three months ended June 30, 2007 and 2006, respectively; and 0.04% and (0.01%) for the nine months ended June 30, 2007 and 2006, respectively.

There can be no assurance that additional provisions for loan losses will not be required in future periods.

The following table sets forth BankUnited’s allocation of the allowance for loan losses by category as of June 30, 2007 and September 30, 2006.

	June 30, 2007	September 30, 2006
	(In thousands)
Balance at the end of the period applicable to:
One-to-four family residential	$16,671	$9,558
Home equity loans and lines of credit	6,060	3,971
Multi-family	938	684
Commercial real estate	7,040	6,316
Construction and land	3,574	4,092
Commercial	6,963	7,613
Consumer	894	785
Unallocated	2,949	3,359

Total allowance for loan losses	$45,089	$36,378

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As required by SEC rules, an evaluation of the effectiveness of the design and operation of BankUnited’s disclosure controls and procedures was carried out by BankUnited, as of the end of the period covered by this report, under the supervision and with the participation of BankUnited’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that BankUnited’s disclosure controls and procedures were effective as of June 30, 2007.

These disclosure controls and procedures provide reasonable assurance that the information required to be disclosed by BankUnited in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. BankUnited may make changes to its disclosure controls and procedures periodically, as management reviews the design and effectiveness on a continuing basis. No change in internal control over financial reporting occurred during the quarter ended June 30, 2007 that has materially affected, or is likely to materially affect, such internal control over financial reporting. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

PART II—OTHER INFORMATION

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES(a)(b)
Period	Total Number of Shares (or Units) Purchased	Price Range Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
04/01/2007 to 04/30/2007	100,000	$22.00-$22.02	1,008,982	3,391,081
05/01/2007 to 05/31/2007	528,100	$21.77-$22.42	1,537,082	2,862,918
06/01/2007 to 06/30/2007	308,500	$20.21-$22.54	1,845,582	2,554,418
Total	936,600	$20.21-$22.54

a.	On October 24, 2002 the Board of Directors authorized the repurchase of up to 1,000,000 shares of Class A Common Stock. On October 26, 2006, January 23, 2007, and April 16, 2007, the Board of Directors increased the total number of shares which the Company was authorized to repurchase to 3,000,000 shares, 3,600,000 shares and 4,400,000 shares, respectively. This plan does not have an expiration date.
b.	Subsequent to June 30, 2007, BankUnited repurchased 297,413 shares of its Class A Common Stock at prices ranging from $17.11 to $17.19, leaving a balance of 2,257,005 shares that could be repurchased as of August 8, 2007.

Item 6.	EXHIBITS

Exhibit No.	Exhibit Title*
4.1	Indenture, dated April 18, 2007, between BankUnited and The Bank of New York, as Trustee (included as Exhibit 4.1 to the Form S-3ASR filed with the Commission on April 18, 2007).

4.2	Purchase Contract and Pledge Agreement, dated as of April 25, 2007, between BankUnited and The Bank of New York, as Purchase Contract Agent, and The Bank of New York, as Collateral Agent, Custodial Agent and Securities Intermediary (included as Exhibit 4.1 to the Form 8-K filed with the Commission on April 25, 2007).

4.3	Supplemental Indenture No. 1 between BankUnited and The Bank of New York, as Trustee, dated as of April 25, 2007 (included as Exhibit 4.2 to the Form 8-K filed with the Commission on April 25, 2007).

4.4	Form of Remarketing Agreement (included as Exhibit 4.3 to the Form 8-K filed with the Commission on April 25, 2007).

4.5	Form of Corporate HiMED Unit Certificate (included as Exhibit 4.4 to the Form 8-K filed with the Commission on April 25, 2007).

4.6	Form of Senior Note due May 17, 2012 (included as Exhibit 4.5 to the Form 8-K filed with the Commission on April 25, 2007).

31.1	Certification of the Chief Executive Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibits followed by a parenthetical reference are incorporated herein by reference from the documents described therein. All references to the “Commission” shall signify the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

BANKUNITED FINANCIAL CORPORATION

By:	/s/ Humberto L. Lopez
Humberto L. Lopez Senior Executive Vice President and Chief Financial Officer

Date: August 9, 2007

Exhibit Index

Exhibit No.	Exhibit Title
31.1	Certification of the Chief Executive Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.