Form 10-K
period 2007-09-30
BANKUNITED FINANCIAL CORP
filed 2007-11-29
CIK 894490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended September 30, 2007

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No.  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act.    Yes  ☐    No.  ☒

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

The aggregate market value of the Class A Common Stock and Class B Common Stock held by non-affiliates of the Registrant, based upon the closing price on November 21, 2007, was $216,576,692*. The Class A Common Stock is the only publicly traded voting security of the Registrant.

The shares of the Registrant’s common stock outstanding as of November 21, 2007 were as follows:

Class	Number of Shares
Class A Common Stock, $.01 par value	35,150,513
Class B Common Stock, $.01 par value	473,747

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s Definitive Proxy Statement for its 2008 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K pursuant to General Instruction G (3) of the Form 10-K. Information from such Definitive Proxy Statement will be incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 hereof.

*	Based on reported beneficial ownership of all directors and executive officers of the Registrant. This determination does not, however, constitute an admission of affiliated status for any of these individual stockholders.

BANKUNITED FINANCIAL CORPORATION

Form 10-K Table of Contents

Forward-Looking Statements

This Annual Report on Form 10-K contains certain forward-looking statements, as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words and phrases such as: “will likely result,” “expect,” “will continue,” “anticipate,” “estimate,” “project,” “believe,” “intend,” “will,” “should,” “would,” “could,” “may,” “can,” “plan,” “target” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include, but are not limited to, discussions concerning:

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

Actual results or performance could differ from those implied or contemplated by forward-looking statements. BankUnited Financial Corporation, a Florida corporation, and its subsidiaries (“BankUnited”), wish to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and are not historical facts or guarantees of future performance. Forward-looking statements are subject to certain risks and uncertainties, including, among others: general business and economic conditions, either nationally or regionally; fiscal or monetary policies; significant weather events such as hurricanes; changes or fluctuations in the interest rate environment; a deterioration in credit quality and/or a reduced demand for credit; reduced deposit flows and loan demand; real estate values; competition from other financial service companies in our markets; legislative or regulatory changes, including, among others, changes in accounting standards, guidelines and policies; the issuance or redemption of additional BankUnited debt or equity; the concentration of operations in Florida, if Florida business or economic conditions decline; reliance on other companies for products and services; the impact of war and the threat and impact of terrorism; volatility in the market price of the BankUnited common stock; and other economic, competitive, servicing capacity, governmental, regulatory and technological factors affecting BankUnited’s operations, price, products and delivery of services. Information in this Annual Report on Form 10-K is as of the dates, and for the periods, indicated. BankUnited does not undertake, and specifically disclaims any obligation, to publicly update or revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements, whether as the result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in or incorporated by reference into this report might not occur.

PART I

Item 1.	Business

General

BankUnited, a Florida corporation, was organized in 1993 as the holding company for BankUnited, FSB (the “Bank”), the largest banking institution headquartered in Florida based on assets. As used in this Form 10-K, “BankUnited,” “we,” “us” and “our” refers to BankUnited Financial Corporation and its subsidiaries on a consolidated basis. BankUnited’s primary business consists of the Bank’s operations. The Bank, which was founded in 1984, offers a full spectrum of consumer and commercial banking products and services to consumers and businesses located primarily in Florida.

BankUnited’s revenues consist mainly of interest earned on loans and investments and fees received for our financial services and products. BankUnited’s expenses consist primarily of interest paid on deposits and borrowings and expenses incurred in providing services and products. At September 30, 2007, BankUnited had assets of $15.0 billion, net loan portfolio of $12.6 billion, liabilities of $14.2 billion including deposits of $7.1 billion and stockholders’ equity of $812 million.

As of November 12, 2007, the Bank’s distribution system included 86 full service branches in Florida, two loan production offices in Florida and seven outside of Florida, an extensive wholesale network for originating loans through mortgage broker relationships, and channels for conducting business through automated teller machines, telebanking and the internet. BankUnited intends to open fewer branches during fiscal 2008 than in fiscal 2007 to focus on absorbing recent growth, deepening relationships with customers in its markets and improving efficiencies.

Market Area and Competition

We operate in a highly competitive environment. Competition in making loans has stemmed mostly from other savings institutions, mortgage banking companies, and commercial banks. We also compete indirectly with government-sponsored entities such as the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC). Many larger savings institutions, mortgage banking companies, and commercial banks are headquartered or have a significant number of branch offices in the areas in which we compete. The primary factors in competing for loans are interest and payment rates, loan fee charges, underwriting standards, and the quality of service to borrowers and their representatives.

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

Lending Activities

Our activities are targeted at increasing residential mortgage and consumer loan originations, and expanding the commercial lending and commercial real estate areas. We utilize our lending activities to develop broader customer relationships in areas served by our network of branches. Until fiscal 2007, we have produced loans primarily for our portfolio although we sold a portion of the loans produced. We are transitioning to selling more loans into the secondary market rather than maintaining the majority for portfolio. Loans intended for sale, are held in the available for sale category and accounted for under the lower of cost or market method until the loans are sold.

See “Discussion of Financial Condition Changes in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), for information on the composition of BankUnited’s loan portfolio by type of loan, including mortgage loans held for sale, at the end of each of the five past fiscal years, and for information on asset quality.

One-to-four-Family Residential Mortgage Lending: Includes Residential Mortgages and Specialty Consumer Mortgages.

We originate both fixed and adjustable rate (ARMs) residential loans secured by first mortgages for our own loan portfolio and for sale in the secondary market to government sponsored entities and other investors.

Residential loans are originated through 95 locations consisting of 86 neighborhood banking offices and two loan production offices located in Florida as well as seven loan production offices located in other states. The origination channels we use include a network of mortgage brokers, internal retail loan originators, and the sales staff at each banking and loan production office. This wide origination network allows us to generate a continuous flow of residential loans for our portfolio and for sale in the secondary market.

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

For the fiscal years ended September 30, 2007, 2006, and 2005, first mortgage residential loans, including specialty consumer mortgages, represented 85%, 84%, and 83%, respectively, of the total loan portfolio. Interest income from these loans, including amortization of deferred fees and costs, represented 86%, 83%, and 82%, respectively, of total interest income and fees on loans.

The average loan size in our residential loan portfolio at September 30, 2007 was $287,000 and the average loan to value ratio of the residential loan portfolio was 74% at inception when adjusted for coverage provided by private mortgage insurance and the average credit score is 709.

Payment Option Loans

Payment option products provide borrowers with payment options, which could change the amount of interest collected on a monthly basis and may increase the outstanding balance of the loan. Growth in the residential loan portfolio during the past three years has been centered in payment option loans.

Payment option products may have an interest rate that adjusts periodically, generally on a monthly basis, and require a minimum monthly loan payment that adjusts annually. Borrowers have the ability to pay a minimum payment that may not cover interest accrued on the loan for the month and this would result in deferred interest being added to the loan balance. This is generally referred to as negative amortization.

Alternatively, the borrower has the option to pay the full amount of interest due if higher than the minimum payment or another amount above the minimum payment that would cover interest and reduce the outstanding balance of the loan.

Contractual terms of the payment option loans limit the amount that the loan balance may increase to 115% of the original loan balance. At the earlier of five years or upon reaching the maximum level of negative amortization the loan must be repaid on a fully amortizing basis over the remaining term. Payment requirements at that point may result in higher payments for the remaining life of the loan.

Our underwriting is performed internally and aims to limit risk by:

•	qualifying the borrowers by analyzing their ability to make a fully amortizing repayment at the fully indexed loan rate

•	not allowing financing of the down payment through other loans at BankUnited

•	requiring mortgage insurance (MI) on loans where the loan to value exceeds 80% without the insurance

•	utilizing in-house appraisers to review external appraisals.

The majority of our payment option loan originations during the second half of fiscal 2007 was in the form of three and five year fixed rate loans, which adjust after the initial fixed rate period. Generally, these loans carry approximately a pay rate of 3% to 4%, which allows for a rate of negative amortization that is currently less than that of a monthly payment option loan. These loans comprised 12% of our payment option balances as of September 30, 2007.

Consumer Lending. Consumer loans are originated through our branch network in the form of home equity loans and lines of credit, and to a lesser extent, automobile, boat, and cash collateral loans. Home equity lines of credit are made with adjustable rates indexed to the prime rate, and generally have maturities of ten years or less. Home equity loans are fixed rate loans with maturities up to 20 years. Automobile, boat, and cash collateral loans are offered on a fixed rate basis.

Commercial Real Estate and Multi-Family Lending. BankUnited originates and participates in commercial real estate loans, and to a lesser degree, multi-family loans, which may have fixed or variable interest rates. Our commercial real estate strategy is to increase originations by developing long-term relationships with businesses, real estate developers, investors, and other professionals in the real estate market. The commercial real estate loan portfolio includes loans secured by industrial/warehouses, retail centers, apartment buildings, office buildings, and other properties located primarily in our market area.

Real Estate Construction Lending. We make real estate construction loans to builders and real estate developers for the construction of commercial and single and multi-family real estate. These loans are secured by primarily single family homes, condominiums, apartments, retail centers, commercial warehouse properties, office buildings, medical facilities or other property. The loans generally provide for the payment of interest and loan fees from loan proceeds and are underwritten to the same standards as commercial real estate loans. Because of the uncertainties inherent in estimating construction costs and the market for the project upon completion, it is often difficult to determine the total loan funds that will be required to complete a project, the related loan-to-value ratios and the likelihood of a project’s ultimate success. We are sensitive to trends that may increase risk for certain projects and takes precautionary measures when considering loans related to condominium developments in certain segments of the Florida market.

Land. We make land loans to individuals for the purchase of land for their residences, as well as to builders and real estate developers for the purchase of land slated for future development. The Bank generally requires that the properties securing land loans to be developed within 12 to 36 months and these loans generally have a lower loan-to-value ratio than other commercial real estate loans. The majority of our land loans are secured by property located in southeastern Florida.

Commercial Lending. We make and participate in both secured and unsecured commercial business loans to companies in our market area. The strategy for commercial lending focuses on forming and maintaining customer relationships with primarily middle market companies doing business in Florida, but also places significant attention on small businesses. The majority of our commercial business loan portfolio is secured by accounts receivable, inventory, equipment, and/or general corporate assets of the borrowers, as well as the personal guarantee of the principal. We also make and participate in loans originated by third parties. Commercial loans may have fixed or variable interest rates and are typically originated for maturities ranging from one to five years. Commercial loans are generally made for shorter maturities and may involve a higher level of risk because of the difficulty in liquidating the underlying collateral, if any, in the event of default.

Mortgage Loan Servicing

We sell a portion of the mortgage loans that we originate and in some cases may retain the right to service those loans. At September 30, 2007, 2006 and 2005, we were servicing loans of approximately $1.6 billion, $1.6 billion and $1.7 billion, respectively, for others. As of September 30, 2007, 2006 and 2005, BankUnited had mortgage servicing rights with a carrying value of $20.6 million, $20.3 million and $22.1 million, respectively. The majority of loans sold in fiscal year 2007 were sold on a servicing released basis.

Mortgage servicing rights (MSR) arise from contractual agreements between BankUnited and investors in mortgage securities and mortgage loans. Under these contracts, we perform loan-servicing functions in exchange for fees and other remuneration. We recognize MSR as assets upon the sale of loans that continue to be serviced by us. The value of MSR assets is derived from future revenues from contractually specified servicing fees, late charges, and other ancillary revenues that are expected to be more than adequate compensation to cover the costs associated with performing the service, and are generally expressed as a percent of the unpaid principal balance. The servicing functions typically performed include: collecting and remitting loan payments, responding to borrower inquiries, accounting for principal and interest, holding custodial funds for payment of property taxes and insurance premiums, and generally administering the loans. The servicing fees paid to us are collected from the monthly payments made by the mortgagors. In addition to fees paid for servicing the loans, we receive other ancillary servicing fees such as late charges and prepayment fees.

Investments and Mortgage-Backed Securities

We maintain an investment portfolio consisting of debt and equity instruments including mortgage-backed securities of FNMA and FHLMC, trust preferred obligations, mortgage-backed securities of private issuers and municipal obligations. Federal regulations limit the instruments in which we may invest our funds. Our current investment policy permits us to acquire securities which are rated primarily investment grade by a nationally recognized rating agency.

The majority of our investment portfolio consists of mortgage-backed securities which are primarily acquired for their liquidity, yield, and credit characteristics. Such securities may be used as collateral for borrowing or pledged as collateral for certain deposits, including public funds deposits. Mortgage-backed securities may be fixed or adjustable-rate and include collateralized mortgage obligations and mortgage pass-through certificates. We acquire mortgage-backed securities through direct purchases, as proceeds for loans sales to FNMA and FHLMC, or through securitization of its own loans. At September 30, 2007 and 2006, BankUnited’s investments and mortgage-backed securities totaled $1.1 billion, and $1.5 billion, respectively. See MD&A and notes (1) Summary of Significant Accounting Policies, and (3) Investments and Mortgage-Backed Securities to the Notes to Consolidated Financial Statements for more information on BankUnited’s investments and mortgage-backed securities.

Deposits

We offer a variety of deposit products ranging from personal and commercial transaction accounts, money market and other savings accounts to time deposits. Deposits are accepted through our 86 banking offices located in 13 Florida counties. BankUnited also accepts deposits through internet banking.

During fiscal year 2007, we continued our branch expansion by opening ten branches and entering the coastal counties of Indian River and Pinellas.

We are active in domestic and international private banking by attracting deposits from foreign resident depositors through our Florida offices. Our Wealth Management Division oversees the company’s growing wealth management operations, including the domestic and international private banking groups and BankUnited Financial Services, Incorporated, our wholly-owned subsidiary which provides investment, retirement planning, insurance, and financial planning services.

See MD&A and note (8) Deposits to the notes to Consolidated Financial Statements for more information about BankUnited’s deposits.

Borrowings

BankUnited funds a significant portion of its assets through advances from the Federal Home Loan Bank of Atlanta (“FHLB Atlanta”), securities sold under agreements to repurchase, notes, trust preferred securities, federal funds purchased and subordinated debentures. These borrowings may be entered into on a short-term or long-term basis. For more information on borrowings see MD&A and note (9) Borrowings to the Notes to Consolidated Financial Statements.

Activities of Subsidiaries

Bay Holdings, Inc., a Florida corporation (“Bay Holdings”), is a wholly-owned operating subsidiary of the Bank that holds title to, maintains, manages and supervises the disposition of one-to-four family residential property acquired through foreclosure. Bay Holdings was established for these purposes in 1994.

BankUnited Statutory Trust III, BankUnited Statutory Trust IV and BankUnited Statutory Trust V were formed in 2002; and BankUnited Statutory Trust VI was formed in 2003, as trusts under Connecticut law. BUFC Statutory Trust VII was formed in 2003; BankUnited Statutory Trust VIII and BankUnited Statutory Trust IX were formed in 2004; BankUnited Statutory Trust X was formed in 2006, BankUnited Statutory Trust XI and BankUnited Statutory Trust XII were formed in 2007, as Delaware trusts.

We own all of the common stock outstanding of each of the trusts. Trust preferred securities, issued by the trusts, are held by investors. Each of the trusts was formed for the purpose of issuing trust preferred securities and investing the proceeds from the sale thereof solely in junior subordinated debentures issued by BankUnited, which in turn used the proceeds of the debentures for investment in the Bank or other corporate purposes. BankUnited may continue to create from time to time similar statutory trusts as a source of funding. See note (9) Borrowings to the Notes to Consolidated Financial Statements for more information on these trust subsidiaries.

BankUnited Financial Services, Incorporated, is a Florida corporation(“BUFS”) and wholly-owned subsidiary of BankUnited Financial Corporation. It was organized in 1997 for the purpose of selling annuities, mutual funds and other insurance and securities products to customers of the Bank and others.

CRE Properties, Inc., a Florida corporation, is a wholly-owned operating subsidiary of the Bank that holds title to and maintains, manages and supervises the disposition of commercial real estate acquired through foreclosure. CRE Properties, Inc. was established for these purposes in 1998.

T&D Properties of South Florida, Inc. a Florida corporation (“T&D”), is a wholly owned operating subsidiary of the Bank that may hold tax certificates and title to, maintain, manage and supervise the disposition of real property acquired through tax deeds. T&D was established in 1991 for these purposes.

BU Delaware, Inc. is a Delaware corporation and wholly-owned subsidiary of the Bank formed in 2002. BU Delaware, Inc. holds and manages investments, and owns all of the common stock of BU REIT, Inc.

BU REIT, Inc. (the “REIT”) is a Florida corporation formed in 2002. It has elected to be taxed as a real estate investment trust for both federal and Florida income tax purposes for calendar years 2002 and forward. The REIT holds a 100% participation interest in certain of the Bank’s residential mortgage loans. All of the REIT’s outstanding common stock is owned by BU Delaware, Inc. The REIT has also issued a single class of non-voting preferred stock, the outstanding shares of which are owned primarily by the Bank. The non-voting preferred shares not owned by the bank represent less than one percent of the REIT’s total equity and are held by officers of the Bank and others.

Regulation

General

We are a unitary savings and loan holding company, and are subject to the laws and regulations of the Office of Thrift Supervision (“OTS”) and examination by the OTS pursuant to the Home Owner’s Loan Act (the “HOLA”).

As a federal savings bank, the Bank is also subject to regulation and examination by the OTS, its primary federal regulator, and is also subject to regulation by the Federal Deposit Insurance Corporation (the “FDIC”), which insures the Bank’s deposits.

Savings and Loan Holding Company Regulations

Activities Limitations. As a unitary savings and loan holding company that existed before May 4, 1999 and a qualified thrift lender, BankUnited generally has broad authority to engage in various types of business activities, including non-financial activities. This authority could be restricted for savings banks that fail to meet the qualified thrift lender test. The Gramm-Leach-Bliley Act could also limit this authority if we were to acquire a non-OTS regulated subsidiary or a subsidiary institution that was not merged into the Bank. The Director of the OTS may take enforcement action against the holding company if there is reasonable cause to believe that a particular activity is a serious risk to the financial safety, soundness, or stability of the Bank, and may limit any activities of the Bank that pose a serious risk of causing the liabilities of the holding company and its affiliates to be imposed on the Bank.

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

Securities Regulation and Corporate Governance. BankUnited’s common stock is registered with the Securities and Exchange Commission (the “Commission”) under Section 12(g) of the Exchange Act, and BankUnited is subject to restrictions, reporting requirements and review procedures under federal securities laws and regulations. We are also subject to the rules and reporting requirements of the Nasdaq Global Select Market, on which our Class A Common Stock, $.01 par value (“Class A Common Stock”) is traded. Like other issuers of publicly traded securities, we must also comply with the corporate governance reforms enacted under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the rules of the Commission and Nasdaq Stock Market adopted pursuant to the Sarbanes Oxley Act. Among other things, these reforms, effective as of various dates, require certification of financial statements by the chief executive officer and chief financial officer, prohibit the provision of specified services by an independent registered certified public accounting firm, require pre-approval of an independent registered certified public accounting firm services, define director independence and require certain committees, and a majority of a subject company’s board of directors, to consist of independent directors, establish additional disclosure requirements in reports filed with the Commission, require expedited filing of reports, require management evaluation and auditor attestation of internal controls, prohibit loans by the company (but not by certain depository institutions) to directors and officers, set record-keeping requirements, mandate complaint procedures for the reporting of accounting and audit concerns by employees, and establish penalties for non-compliance.

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

The FDIC uses a risk-based premium system to assess insurance premiums based upon an institutions level of capital and supervisory evaluation. Institutions, which the FDIC considers well capitalized and financially sound pay the lowest premiums, while institutions that are less than adequately capitalized and of substantial supervisory concern pay the highest premiums. During 2007, assessment rates for insured institutions ranged from 0.05% of insured deposits for well capitalized institutions with minor supervisory concerns to 0.43% of insured deposits for undercapitalized institutions with substantial supervisory concerns.

The Federal Deposit Insurance Reform Act of 2005 (“FDIRA”) and The Federal Deposit Insurance Reform Conforming Amendments Act of 2005 revised the laws governing federal deposit insurance and provided the FDIC with more discretion in managing deposit insurance assessments. Insurance premiums are based on a number of factors including the risk of loss that insured institutions pose to the Deposit Insurance Fund. Under this risk-based system, the FDIC will evaluate an institution’s risk based on supervisory ratings for all insured institutions, financial ratios for most institutions, and long-term debt issuer ratings for certain large institutions. The pricing structure for 2007 sets rates with the minimum premium starting at .05% of insured deposits. Certain credits were allowed against 2007 premiums for certain eligible institutions with premium assessments prior to 1996. Management expects premium cost to be between .05% and .07% for the remainder of calendar 2007 reduced by applicable costs.

In prior years, the Bank was charged a Financing Corporation assessment (“FICO”) only. Pursuant to FDIRA and effective January 1, 2007, institutions in all risk categories, even the best rated are assessed FDIC Deposit Insurance premium. The billing for FDIC deposit insurance premiums, as well as the determination of risk categories is now quarterly and in arrears. As such, the Bank started accruing for FDIC deposit insurance premium in January 2007. The total expense for insurance premium for the nine months starting January 2007 and ending September 2007 amounted to $3,776,157 (partially offset by the credit mentioned below).

The FDIRA provided for a One-time Assessment Credit (OTAC) to eligible institutions with premium assessments prior to 1996. A one-time assessment credit of $1,436,290 was awarded to the Bank in fiscal year 2007. Credits could not be used to offset the FICO assessments, but were applied as a subtraction/deduction from the quarterly FDIC deposit insurance charge. As a result, a $1,222,099 credit was applied to the FDIC deposit insurance third fiscal quarter offsetting the deposit insurance balance due in full. The remaining $214,191 credit was applied to the fourth fiscal quarter’s deposit insurance charge.

Regulatory Capital Requirements. OTS regulations incorporate a risk-based capital requirement that is designed to be at least as stringent as the capital standard applicable to national banks and that is similar to FDIC requirements. Associations whose exposure to interest-rate risk is deemed to be above normal must deduct a portion of such exposure in calculating their risk-based capital. As of September 30, 2007, the Bank met all applicable regulatory requirements. See note (11) Regulatory Capital to the Notes to Consolidated Financial Statements. There are currently no regulatory capital requirements directly applicable to holding companies.

Regulators have also established capital levels for institutions to implement the “prompt corrective action” provisions of the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”). Insured institutions are categorized under the following levels: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized. An institution’s category depends upon its capital levels in relation to relevant capital measures, which include a risk-based capital measure, a leverage ratio capital measure, and certain other factors. A “well capitalized” institution must have a ratio of total capital to risk-weighted assets (a Total risk-based capital ratio) of 10% or more, a ratio of capital to risk-weighted assets (Tier 1 risk-based capital ratio) of 6% or more and a ratio of capital to adjusted total assets (Tier 1 leverage ratio) of 5% or more, and may not be subject to any written agreement order capital directive, or prompt corrective action directive issued by the OTS. An institution will be categorized as “adequately capitalized” if it has a total risk- based capital ratio of 8% or more, a Tier 1 risk-based capital ratio of 4% or more, and either a Tier 1 leverage ratio of 4% or more or a Tier 1 leverage ratio of 3% or more, if the institution is assigned a composite rating of 1. The composite rating is the numeric rating assigned by the OTS under its rating system, as a result of the most recent OTS examination. Any institution that is neither well capitalized nor adequately capitalized will be considered undercapitalized. The OTS would be required to take prompt corrective action to resolve the Bank’s situation if the Bank failed to satisfy these minimum capital requirements. At September 30, 2007, the Bank was a well capitalized institution under the definitions as adopted.

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

Qualified Thrift Lender Test. The qualified thrift lender (“QTL”) test measures the proportion of a savings institution’s assets invested in loans or securities supporting residential construction and home ownership. A savings institution qualifies as a QTL if its qualified thrift investments equal or exceed 65% of its portfolio assets on a monthly average basis in nine of every twelve months. Qualified thrift investments include (i) housing-related loans and investments, (ii) obligations of the FDIC, (iii) loans to purchase or construct churches, schools, nursing homes and hospitals, (iv) consumer loans, (v) shares of stock issued by any bank in the Federal Home Loan Bank System (“FHLB”), and (vi) shares of stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus (a) goodwill and other intangible assets, (b) the value of properties used by the savings institution to conduct its business, and (c) certain liquid assets in an amount not exceeding 20% of total assets. If the Bank fails to remain a QTL, it must either convert to a national bank charter or be subject to restrictions specified under OTS regulations. A savings institution may re-qualify as a QTL if it thereafter complies with the QTL test. At September 30, 2007, the Bank exceeded the QTL requirements.

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

Community Reinvestment Act (“CRA”). Under the CRA, savings institutions have a continuing and affirmative obligation to help meet the credit needs of their entire community, including low and moderate income neighborhoods, consistent with safe and sound banking practices. In 2006, the Bank received a satisfactory CRA Performance Evaluation. A copy of the public section of that CRA Performance Evaluation is available for public viewing.

Loans-to-one-borrower Limitations. The loans-to-one borrower limitations applicable to national banks also apply to savings institutions. Under current limits, loans and extensions of credit outstanding at one time to a single borrower and not fully secured generally may not exceed 15% of the savings institution’s unimpaired capital and unimpaired surplus. Loans and extensions of credit fully secured by certain readily marketable collateral may represent an additional 10% of unimpaired capital and unimpaired surplus. As of September 30, 2007, the Bank was in compliance with the loans-to-one-borrower limitations.

Interagency Guidance on Nontraditional Mortgage Product Risks. On September 29, 2006, the OTS, along with various other banking regulatory agencies, issued final guidance to address the risks posed by residential mortgage products that allow borrowers to defer repayment of principal and sometimes interest (such as “interest-only” mortgages and “payment option” adjustable-rate mortgages). The guidance discusses the importance of ensuring that loan terms and underwriting standards are consistent with prudent lending practices, including consideration of a borrower’s repayment capacity. The guidance also suggests that banks i) implement strong risk management standards, ii) maintain capital levels commensurate with the risk and iii) establish an allowance for loan and lease losses that reflects the collectability of the portfolio. The guidance urges banks to ensure that consumers have sufficient information to clearly understand loan terms and associated risks prior to making a product or payment choice.

Other Regulations

Federal Reserve System. The Bank must comply with Federal Reserve Board regulations requiring the maintenance of reserves against its transaction accounts (primarily interest-bearing and non-interest-bearing checking accounts) and non-personal time deposits. As of September 30, 2007, the Bank had met its cash reserve requirements that must be maintained at the FHLB Atlanta for this purpose. The balances maintained to meet these requirements may be used to satisfy liquidity requirements imposed by the OTS. Federal Reserve Board regulations also limit the periods within which depository institutions must provide availability for and pay interest on deposits to transaction accounts, and require depository institutions to disclose their check-hold policies and any changes to those policies in writing to customers. The Bank is in compliance with these regulations. There are other laws and regulations that affect business activities such as electronic fund transfers, collection of checks, truth in savings, and availability of funds.

Consumer Financial Privacy Regulations. Pursuant to the Gramm-Leach-Bliley Act, the federal banking agencies have jointly adopted a privacy regulation with which savings institutions have had to comply since July 1, 2001. Subject to certain exceptions, the privacy regulation requires each financial institution to give a consumer notice of its privacy policies and practices before disclosing nonpublic personal information about the consumer to any non-affiliated third party, to give each customer notice of its privacy policies and procedures at the time a customer relationship is established and annually thereafter, and to give each consumer an opt out notice and reasonable opportunity for the customer to opt out of having nonpublic personal information disclosed by the financial institution to non-affiliated third parties.

Regulation of Non-Banking Affiliates. BankUnited Financial Services, Incorporated (“BUFS”) is an insurance agency subsidiary of BankUnited that sells fixed and variable annuities and mutual funds. BUFS’s activities must comply with Florida insurance laws and regulations, and its employees are licensed insurance agents subject to continuing education, licensing and oversight by the Florida Department of Insurance. BUFS’s employees are also registered representatives of IFMG Securities, Inc., a broker-dealer regulated by the Financial Industry Regulatory Authority which was created through a consolidation in July 2007 of the member regulation, enforcement and arbitration functions of the New York Stock Exchange and the National Association of Securities Dealers (“NASD”) with which BankUnited has a brokerage agreement. BUFS’s activities are also subject to regulations adopted by the federal banking agencies, requiring that sales of non-deposit insurance products comply with standards for disclosures, physical separation of activities from banking activities, due diligence, oversight, consumer privacy and other functions.

The USA Patriot Act, Bank Secrecy Act (“BSA”), and Anti-Money Laundering (“AML”) Requirements. The USA PATRIOT Act (the “PATRIOT Act”) was enacted after September 11, 2001 to provide the federal government with powers to prevent, detect, and prosecute terrorism and international money laundering, and has resulted in promulgation of several regulations that have a direct impact on savings associations. There are a number of programs that financial institutions must have in place such as: (i) BSA/AML controls to manage risk; (ii) Customer Identification Programs (CIP) to determine the true identity of customers, document and verify the information, and determine whether the customer appears on any federal government list of known or suspected terrorist or terrorist organizations; and (iii) monitoring for the timely detection and reporting of suspicious activity and reportable transactions.

Federal Home Loan Bank System. The FHLB provides credit to its members which include savings institutions, commercial banks, insurance companies, credit unions, and other entities. The FHLB system is currently divided into twelve federally chartered regional FHLBs which are regulated by the Federal Housing Finance Board. The Bank is a member and owns capital stock in the FHLB Atlanta. The amount of capital stock the Bank must own depends on its balance of outstanding advances from the FHLB Atlanta. Advances are secured by pledges of loans, mortgage-backed securities and capital stock of the FHLB. In the event of a default on an advance, the Federal Home Loan Bank Act established priority of the FHLB’s claim over various other claims. Regulations provide that each FHLB has joint and several liability for the obligations of the other eleven FHLBs in the system. In the event a FHLB falls below its minimum capital requirements, the FHLB may seek to require its members to purchase additional capital stock of the FHLB. If problems within the FHLB system were to occur, it could adversely affect the pricing or availability of advances, the amount and timing of dividends on capital stock issued by the FHLBs to members, or the ability of members to have their FHLB capital stock redeemed on a timely basis. Congress continues to consider various proposals which could establish a new regulatory structure for the FHLB system, as well as for other government-sponsored entities. The Bank cannot predict at this time, which, if any, of these proposals may be adopted or what effect they would have on the Bank’s business.

Income Taxes

We are subject to income taxes at the federal level and are individually subject to state taxation based on the laws of each state in which an entity operates. BankUnited and its subsidiaries other than BU REIT, Inc. file a consolidated federal tax return with a fiscal year ending on September 30. BU REIT, Inc. files a separate tax return with a calendar year-end. BankUnited and its subsidiaries have filed separate tax returns for each state jurisdiction affected in 2007 and will do the same in 2008. The Internal Revenue Service is currently auditing BankUnited’s consolidated federal income tax return for fiscal year 2005.

Employees

At September 30, 2007, BankUnited had 1,504 full-time equivalent employees. Management considers relations with BankUnited employees to be good.

Directors and Executive Officers of the Registrant.

The following table sets forth information concerning BankUnited’s directors and executive officers:

Name	Age	Position
Alfred R. Camner	63	Chief Executive Officer and Chairman of the Board of Directors (1)
Lawrence H. Blum	64	Vice Chairman of the Board of Directors and Secretary (1)
Ramiro A. Ortiz	57	President, Chief Operating Officer and Director
Humberto L. Lopez	48	Senior Executive Vice President and Chief Financial Officer
Carlos R. Fernandez-Guzman	51	Senior Executive Vice President, Neighborhood Banking
James R. Foster	61	Senior Executive Vice President, Corporate Finance
Abel L. Iglesias	44	Senior Executive Vice President, Commercial Banking
Hunting F. Deutsch	55	Executive Vice President, Wealth Management
Felix M. Garcia	58	Executive Vice President, Risk Management
Robert L. Green	46	Executive Vice President, Residential Lending
Joris Jabouin	39	Executive Vice President and General Auditor
Roberta R. Kressel	52	Executive Vice President, Human Resources
Douglas B. Sawyer	50	Executive Vice President, Bank Services
Clay F. Wilson	48	Executive Vice President, Commercial Real Estate
Lauren Camner	33	Senior Vice President and Director
Tod Aronovitz	57	Director (4)
Allen M. Bernkrant	77	Director (2), (3), (4)
Marc D. Jacobson	65	Director
Hardy C. Katz	66	Director (2), (3)
Neil H. Messinger, M.D.	67	Director (1), (3), (4)
Dr. Albert E. Smith	75	Director
Bradley S. Weiss	47	Director (2), (4)

(1)	Indicates member of the Executive Committee
(2)	Indicates member of the Audit Committee
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

Lawrence H. Blum, CPA has served as our Vice Chairman of the Board of Directors since 1993. He has also served as the Bank’s Vice Chairman of the Board since 1984, and its Secretary since 2002. Mr. Blum has also served as the Managing Director of Rachlin Cohen & Holtz LLP, certified public accountants and consultants, since 1992 and has been a partner there since 1972.

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

Carlos R. Fernandez-Guzman was appointed Senior Executive Vice President of Neighborhood Banking for the Bank in February 2007. Mr. Fernandez-Guzman served as the Executive Vice President of Neighborhood Banking for the Bank in from August 2006 to February 2007. He also served as Executive Vice President of Banking Services for the Bank from November 2004 to August 2006 and as the Executive Vice President of Marketing for the Bank from February 2003 to November 2004. He previously served as the Executive Vice President, Chief Operating Officer and Director from 1999 to 2003, of XTec, Incorporated. Mr. Fernandez-Guzman was also the President, Chief Operating Officer and Director from 1995 to 1999 at CTI, and the Executive Vice President of Market Development, from 1992 to 1995, at American Savings of Florida.

James R. Foster was appointed BankUnited’s and the Bank’s Senior Executive Vice President of Corporate Finance in January 2007. Mr. Foster served as BankUnited’s and the Bank’s Executive Vice President of Corporate Finance from October 2005 to January 2007. He previously served as Senior Vice President of Right Management Consulting from November 2004 to October 2005 and Executive Vice President and Chief Financial Officer of J.M. Family Enterprises from October 1997 to September 2002, where he oversaw strategic development, controllership, treasury and risk management. He served as Vice President and Chief Financial Officer with Umbro International from 1993 to 1997 and Vice President and Chief Financial Officer of Hay Group from 1991 to 1997. Mr. Foster was Vice President and Treasurer of Fuqua Industries, a diversified goods company that owned Georgia Federal Savings, Georgia’s largest thrift. Mr. Foster began his career at the Chase Manhattan Bank in 1972.

Abel L. Iglesias was appointed the Senior Executive Vice President, Commercial Banking Division for the Bank in February 2007. Mr. Iglesias previously served as the Executive Vice President of Corporate and Commercial Banking for the Bank from May 2003 to February 2007. He served as the Executive Vice President and Chief Lending Officer from 1998 to May 2003, of Colonial Bank, South Florida Region. Mr. Iglesias was also the Executive Vice President and Chief Lending Officer from 1992 to 1998, of Eastern National Bank.

Hunting F. Deutsch has served as our Executive Vice President of Wealth Management since June 2006. Mr. Deutsch has served as President of BankUnited Financial Services, an affiliated entity of the Company, since December 2006. He previously served as an Executive Vice President at AmSouth Bank from 2003 to March

2006 and Managing Director, Citigroup Private Bank, from 2001 to 2002. Mr. Deutsch worked at SunTrust Banks, Inc. from 1981 to 2001, serving as President and Chief Executive Officer of Private Client and Retirement Services from 2000 to 2001. Mr. Deutsch is a former President of the University of Miami Alumni Association, a former member of the Board of Trustees of the University of Miami and a former Chairman of the Trust Management Association. In 2007, Mr. Deutsch was appointed to the Board of Directors of the Vizcayans.

Felix M. Garcia was appointed the Bank’s Executive Vice President of Risk Management in June 2003. He also served as a Executive Vice President and Senior Lender at Eagle National Bank, from 2002 to 2003, Executive Vice President and Head of Domestic Lending at Hamilton Bank, from 2000 to 2002, and Executive Vice President and Head of Corporate Lending at Union Planters Bank, from 1999 to 2000. Mr. Garcia also worked at Republic National Bank from 1985 to 1999, serving as its Executive Vice President and Chief Credit Officer from 1993 to 1999. Mr. Garcia currently serves on the Board of Trustees of the Carnival Center in Miami.

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

Douglas B. Sawyer has served as Executive Vice President of Bank Services for the Bank since August 2006. He previously served as the Executive Vice President of Consumer Banking for the Bank from October 2003 to August 2006, and as the Executive Vice President of Wealth Management from February 2003 to June 2006. He previously served as the Executive Vice President of Retail from 2002 to 2003, Private Client Services from 2000 to 2002, and as a Senior Vice President, from 1997 to 2000, for SunTrust Bank, Miami.

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

Lauren Camner, CPA has served as one of our directors since August 2004 and as director of the Bank since May, 2004. Ms. Camner has served as our Senior Vice President, Alternative Delivery Channels since February 2007, and Senior Vice President, Alternative Delivery Channels since November 2004. She previously served as our Senior Vice President, Investor Relations from 2004 to September 2006, as our Vice President, Investor Relations from 2001 to November 2004 and as our Vice President, Website Manager from 2000 to 2004. She has served as our Corporate Communications Officer since 2002. She has also served in various capacities in our marketing department since 1999. Ms. Camner has been a Board Member of Switchboard of Miami since 2005 and a Board Member of the I Have a Dream Foundation (Miami) since 2004. She currently serves on the President’s Council of the University of Miami. Ms. Camner is a Certified Public Accountant and has a Masters in Business Administration from the University of Miami School of Business Administration. She is also a 2007 graduate of the American Bankers Association Stonier Graduate School of Banking. She is the daughter of our Chairman and Chief Executive Officer, Alfred R. Camner.

Tod Aronovitz has served as one of our directors and a director of the Bank since August 2004. Mr. Aronovitz has served as Senior Shareholder of Aronovitz Jaffe, a nationally recognized law firm specializing in catastrophic injury and wrongful death cases, since 1988. Mr. Aronovitz served as the President of the Florida Bar from 2002 until 2003 and was a member of the Florida Bar’s Board of Governors from 1996 to 2001. He is currently a member of the Board of Trustees of the Florida Supreme Court Historical Society as well as a member of the House of Delegates of the American Bar Association. Mr. Aronovitz has served as an adjunct professor at the University of Miami School of Law in the areas of civil litigation and trial techniques. Mr. Aronovitz holds a law degree from the University of Miami School of Law and a bachelors degree from the University of Georgia.

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

Neil H. Messinger, M.D. has served as one of our directors and a director of the Bank since 1996. Dr. Messinger has served as Chairman Emeritus of Radiology Associates of South Florida, P.A. since February 2005. He has been a Chief Radiologist of Baptist Hospital of Miami (1986 to February 2005), South Miami Hospital (1997 to February 2005) and Homestead Hospital (1995 to February 2005). He has served as Medical Director of Outpatient Imaging Health Services since February 2005. Dr. Messinger has also been a Voluntary Professor of Radiology at the University of Miami School of Medicine since 1986.

Dr. Albert E. Smith, Ph.D. has served as one of our directors and a director of the Bank since November 2003. He is currently retired. He served as the President of Florida Memorial University from 1993 to 2006, President Emeritus of Florida Memorial University from 2006 to 2007, and served as President of South Carolina State University from 1986 to 1992. Dr. Smith served as a director of the Greater Miami Chamber of Commerce from 1997 to 2006, as a director of the Orange Bowl Committee from 1997 to 2006, and as the Vice Chair on the Miami-Dade County Social and Economic Development Council from 2001 to 2006. He was also a member of the Executive Committee of The College Fund/UNCF from 2002 to 2006.

Bradley S. Weiss, CPA has served as one of our directors and a director of the Bank since May 2006. He has served as President and Chief Executive Officer of The Mortgage House, Primary Title Services and JMA Group, Inc., a licensed real estate firm that provides commercial management and leasing services since 1997, served as President and Chief Executive Officer of CSW Associates, Inc., a real estate management company from 1990 to 1997 and President and Chief Executive Officer TRJ Capital Management Corp., a real estate consulting firm specializing in workouts from 1987 to 1990. Mr. Weiss was an auditor from 1982 to 1987 at Arthur Andersen & Company, a certified public accounting firm, where his clients included both public and private banking and real estate development firms.

Available Information

Our Internet address is www.bankunited.com. Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports are available, free of charge, through our website as soon as reasonably practicable after their filing with the Commission.

Segment Reporting

See note (1) Summary of Significant Accounting Policies (r) Segment Reporting to the Notes to Consolidated Financial Statements for BankUnited’s policy on segment reporting.

Item 1A.	Risk Factors

The continuation of current market conditions could adversely impact our business.

In fiscal 2007 a combination of rising interest rates and softening real estate prices throughout the United States culminated in an industry-wide increase in borrowers unable to make their mortgage payments and increased foreclosure rates. Lenders in certain sections of the housing and mortgage markets were forced to close or limit their operations. In response, financial institutions have tightened their underwriting standards, limiting the availability of sources of credit and liquidity. These conditions have already directly impacted the demand for our products by customers and by secondary market participants. If these negative market conditions become more widespread or continue for a prolonged period our earnings and capital could be negatively impacted. In response, we have shifted from primarily originating monthly payment option products to Select-My-Payment loans and conforming agency loans. Additionally, we are transitioning to selling more loans into the secondary market and maintaining a smaller portion of our production in portfolio. Our business may be adversely influenced if the markets do not accept our new products on a similar scale to our traditional offerings.

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

Any of the latter four scenarios could cause an increase in delinquencies and non-performing assets or require us to charge-off a percentage of our loans and/or increase our provision for loan losses, which would reduce our income.

In order to limit our credit risk, certain of our loans require borrowers to purchase credit enhancements such as private mortgage insurance. Fraud or misrepresentation could result in the denial of our mortgage insurance claim, which could increase our potential loss on a property. Repeated denials of claims or the financial failure of one of our mortgage insurance providers could have a negative affect on our earnings.

An inadequate allowance for loan losses would reduce our earnings.

We are exposed to the risk that our customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans will not be sufficient to assure full repayment. Credit losses are inherent in the lending business and could have a material adverse effect on our operating results and our ability to meet our obligations. Volatility and deterioration in domestic and foreign economies may also increase our risk for credit losses. Our portfolio composition, as of September 30, 2007, of which approximately 97% of loans are primarily secured by real estate, tends to reduce loss exposure. We evaluate the collectibility of our loan portfolio and provide an allowance for loan losses that we believe is adequate based upon such factors as:

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

We may experience losses in our loan portfolios or perceive adverse trends that require us to significantly increase our allowance for loan losses in the future, which would also reduce our earnings. During the quarter ended September 30, 2007, we experienced elevated levels of nonperforming assets and correspondingly recorded an increase to the allowance. If nonperforming assets were to remain elevated we would need to maintain a higher allowance which would reduce our earnings.

Reduced demand for our loans in the secondary market could adversely affect our financial condition and operating results.

Historically, we have held our loan production in our portfolio. However, periodically we have sold a portion of our loans in the secondary market. We are transitioning to selling a greater portion of our loans into the secondary market and retaining a smaller portion of our production. A lack of demand or secondary market illiquidity could have an adverse effect on our balance sheet, earnings and capital levels.

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

Net interest income could be negatively affected by changes in interest rates and lag in repricing of assets as compared to liabilities.

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

If market interest rates rise rapidly, interest rate adjustment caps may limit increases in the interest rates on adjustable rate loans (ARMs), thus reducing our net interest income because we will need to pay the higher rates on our deposits and borrowings while being limited on the repricing of these loans due to the interest rate caps. As of September 30, 2007, payment option loans made up approximately 70% of our residential mortgage loan portfolio including loans held for sale and represented 60.6% of our total loans (excluding unearned premiums discounts, and deferred loan cost, and including loans held for sale). The interest rates on payment option loans adjust periodically based upon a contractually agreed index or formula up to a specified cap. In times of sharply rising interest rates, these caps could negatively affect our net interest margin by limiting the potential increase to interest income.

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

Our earnings are affected by the relationship between the levels and movement of certain interest rates. Since August there has been a wide spread between Treasury rates and the LIBOR Index. The majority of our loans are based on the Monthly Treasury Average (“MTA”) index which is the average of the last 12 months 1 year Treasury adjusted to a constant maturity. Thus a prolonged period with wide spreads between Treasury and LIBOR rates, without a return to the traditionally narrow spread between the two indices could limit our earnings.

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

We recognize our deferred loan origination costs and premiums paid in originating these loans by adjusting our interest income over the contractual life of the individual loans. As prepayments occur, the rate at which net deferred loan origination costs and premiums are expensed increases. The effect of the increases of deferred costs and premium amortization may be mitigated by prepayment fees paid by the borrower when the loan is paid in full within a certain period of time which varies between loans. If prepayment occurs after the period of time when the loan is subject to a prepayment fee, the effect of the acceleration of premium and deferred cost amortization is no longer mitigated. As of September 30, 2007, we had $235 million in unearned premiums, discounts and net deferred origination costs. Of the $235 million, $227 million were related to residential mortgage loans and $2 million to commercial real estate loans.

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

Fluctuations in interest rates could have significant adverse effects on our financial condition and results of operations, including, without limitation, decreasing the value of our mortgage servicing rights or our derivative instruments. The initial and ongoing valuation and amortization of mortgage servicing rights is significantly impacted by interest rates, prepayment experience and the credit performance of the underlying loans. Mortgage servicing rights are also impacted by other factors, including, but not limited to, the amount of gains or losses recognized upon the securitization and sale of residential mortgage loans, the amortization of the assets and the periodic valuation of the assets. At September 30, 2007, we serviced $1.6 billion of loans for others and we had mortgage servicing rights with a carrying amount of $20.6 million.

We are unable to predict changes in market interest rates, which are affected by many factors beyond our control including inflation, recession, unemployment, money supply, domestic and international events and changes in financial markets in the United States and in other countries. Our net interest income is affected not only by the level and direction of interest rates, but also by the shape of the yield curve and relationships between interest sensitive instruments and key driver rates basis risks such as rate differential between the MTA and LIBOR rates , as well as balance sheet growth, client loan and deposit preferences and the timing of changes in these variables. In an increasing rate environment, our interest costs on liabilities may increase more rapidly than our income on interest earning assets. This could result in a deterioration of our net interest margin.

Changes in interest rates could also adversely affect our financial condition by reducing the value of our derivative instruments. We use derivative instruments as part of our interest rate risk management activities to reduce risk associated with our borrowing activities. Our use of derivative instruments, however, exposes us to credit risk and market risk. Our credit risk is heightened when the fair value of a derivative contract is positive, which generally means that a counterparty owes money to us. We try to minimize credit risk in derivative instruments by entering into transactions with high-quality counterparties. While, our derivatives balance as of September 30, 2007 is a net credit of $614 thousand, there can be no assurance that our financial evaluation of a counterparty will be accurate or that its financial status will not change.

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

The non-cash portion of our net interest income and repayment risks may grow because of our concentration in payment option loans.

At September 30, 2007, our payment option loans made up 60.6% of our total loans (excluding unearned premiums discounts, and deferred loan costs, and including loans held for sale). These loans provide the consumer with several payment options each month and may result in monthly payments being lower than the amount of interest due on the loan. Any unpaid monthly interest is added to the loan balance. The amount of the negative amortization is a non-cash item that is accrued in net interest income. This amount of net interest income will continue to increase as the negative amortization in our payment option loans increases.

These loans provide the consumer with the ability to reduce his or her initial loan payment and limit the amount of annual increase in the required monthly payment. The loans are re-amortized and the loan payments re-calculated at the earlier of (i) five years from inception of the loan; or (ii) when a loan balance has increased to 115% of the original loan. It is anticipated that approximately $39 million of the payment option portfolio will reach the 115% level during fiscal 2008. If a loan negatively amortizes in the initial year the consumer must make the payments up in the later years of the loan. This presents a potential repayment risk if the consumer is unable to meet the higher payment or to repay the loan through refinancing or sale of the underlying property.

Our exposure to credit risk is increased by our commercial real estate, commercial business and construction lending.

Commercial real estate, commercial business and construction lending generally involve higher credit risk than single-family residential lending. Such loans involve larger loan balances to a single borrower or groups of related borrowers. At September 30, 2007, we had a balance of $617 million in commercial real estate loans (including multi-family residential loans), $147 million in construction loans, $303 million in land and development loans, and $188 million in commercial business loans.

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

Negative events in certain geographic areas could adversely affect our results.

Some of our depositors and borrowers are citizens of other countries, including countries of Europe, Central and South America and the Caribbean, who are in the process of moving to the United States or have second homes in the United States. These loans are secured by property located in the United States, primarily in Florida, and generally carry a lower loan to value ratio than loans to domestic residents. As of September 30, 2007, the amount of residential mortgage loans made to these borrowers was approximately $1.5 billion, or 12% of our overall portfolio. The value of the underlying property provides a source of liquidation in the United States but the consumer’s ability to make his or her monthly payments may be affected by factors such as foreign exchange rates, capital outflow limitations, and other political and economic risks associated with the country of residence. Changes in the United States laws and regulations affecting residents from those countries could also adversely affect us if they result in a significant loss of deposits, increased loan defaults or a decreased market for our products. We endeavor to limit our risk through our underwriting criteria on these loans.

Adverse market conditions in Florida could adversely impact us

The majority of the loans in our portfolio are secured by residential and commercial properties in Florida. Deteriorating market conditions, any economic downturn in Florida or adverse changes in laws and regulations that impact the banking industry may have a negative impact on our business. Negative conditions in the Florida real estate markets could adversely affect our borrowers’ ability to repay and the value of the underlying collateral. Real estate values are impacted by various factors, including general economic conditions, governmental rules or policies and natural disasters, such as hurricanes. Additionally, our borrowers may be confronted with increased insurance costs as a result of such natural disasters. These factors may adversely impact our borrowers’ ability to make required payments, which in turn, may negatively impact our results.

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

Competition for loans comes principally from other banks, savings institutions, mortgage banking companies and other lenders. In originating mortgage loans, we compete with real estate investment trusts, investment banking firms, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, other lenders, the FNMA, the FHLMC, the Government National Mortgage Association (“GNMA”) and other entities purchasing mortgage loans. This competition could decrease the number and size of loans that we make and the interest rates and fees that we receive on these loans.

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

In our financial statements we must revalue, on a quarterly basis, loans that we originate and classify as held for sale to the lower of their cost or market value. Depending on market conditions, such adjustments may adversely affect our results of operations. At September 30, 2007, loans held for sale totaled $175 million compared to a total loan portfolio size of $12.6 billion (including unearned discounts, premiums and deferred loan costs) at the same date.

We are exposed to credit risk from the sale of mortgage loans.

We retain limited exposure from the sale of mortgage loans. We make standard representations and warranties to the purchasers. If individual mortgages are found to have not complied with the representations and warranties, we may be required to repurchase the loans. The standard representations and warranties do not assure against credit risk associated with the loans.

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

Our earnings could be adversely impacted by incidences of fraud and compliance failures that are not within our direct control.

We are subject to fraud and compliance risk in connection with the origination of mortgage loans. Fraud risk includes the intentional misstatement of information in property appraisals or other underwriting documentation provided to us by third parties. Compliance risk is the risk that loans are not originated in compliance with applicable laws and regulations and our standards. There can be no assurance that we can prevent or detect acts of fraud or violation of law or our compliance standards by the third parties that we deal with. Repeated incidences of fraud or compliance failures adversely impact the performance of our portfolio and could require us to repurchase such loans which were sold in the secondary market.

We grant residential loans under reduced documentation programs, which accounted for 31% of residential loans (excluding unearned premiums, discounts and deferred loan costs) as of September 30, 2007.

Customary industry guidelines for these programs may not require information about borrowers’ income and/or assets to be submitted or verified. To the extent borrowers overstate their income and/or assets, the ability of borrowers to repay their loans may be impaired which could adversely affect the quality of our loan portfolio. While we design and structure our underwriting guidelines and practices to mitigate this risk, these guidelines and mitigating practices may not be effective in preventing increased defaults by borrowers.

Recent developments in the mortgage market may affect our ability to originate loans and the profitability of loans in our pipeline.

The mortgage lending industry has experienced a significant increase in delinquencies in recent months. The decline in credit quality is most noteworthy among subprime lenders. Generally, we have not originated residential loans with credit scores below 620, except for CRA loans. Over the last several years, we have continuously tightened our credit standards and since August 2007 we have concentrated our originations on loans with credit scores over 680. While we have never been a subprime lender recent reports of credit quality, financial solvency and other problems among subprime lenders have increased volatility in the price of our common stock. If the subprime segment continues to have problems in the future and/or credit quality problems spread to other industry segments, including lenders who make reduced documentation loans to prime credit quality borrowers, there could be a prolonged decrease in the demand for our loans in the secondary market, adversely affecting our earnings and negatively impacting the price of our common stock.

The residential-mortgage-origination business is a cyclical industry, has started to decline from its highest levels ever, reducing the number of loans we originate and could adversely impact our business.

The residential-mortgage-origination business has historically been a cyclical industry, enjoying periods of strong growth and profitability followed by periods of shrinking volumes and industry-wide losses. The primary influence on our originations is the aggregate demand for loans in the United States, which is affected by prevailing interest rates. Increases in interest rates may adversely affect our results of operations.

Liquidity risk

Our liquidity may be affected by an inability to access the capital markets or by unforeseen demands on cash. This situation may arise due to circumstances beyond our control, such as a general market disruption. During 2007, there has been significant volatility in the capital markets. In the fiscal year 2007 there was a market disruption resulting in an illiquid market for our loans. The continuation of these conditions in the secondary market reduces our ability to raise liquidity through the sale of loans. We cannot predict with any degree of certainty how long these market conditions may continue, nor can we anticipate the degree of impact such market conditions will have on loan origination volumes and gain on sale results. Additionally, several of our competitors have experienced rating downgrades based in part upon the market disruption. A similar downgrade of the Company’s debt could have the effect of reducing the Company’s access to funding and increase borrowing costs.

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

We may not be able to sell a loan that does not comply with these representations and warranties, or such sale may require greater effort or expense. If individual mortgages are found to have not complied with the representatives and warranties and if such loans are sold before we detect non-compliance, we may be obligated to repurchase the loan and bear any associated loss directly, or we may be obligated to indemnify the purchaser against any such losses. These circumstances could adversely impact the profitability of loan sales and our financial results.

Failure to pay interest on our debt may adversely impact us.

Deferral or default in making interest payments on debt could affect our ability to fund our operations and pay dividends on our common stock. As of September 30, 2007, we had approximately $237 million of trust preferred securities and subordinated debentures outstanding related to ten trust subsidiaries owned by us. Interest payments, including those on adjustable rate notes, are projected to be approximately $19 million per year based on interest rates at September 30, 2007, which must be paid before we pay dividends on our capital stock, including our Class A Common Stock. We have the right to defer interest payments on the notes for up to 20 consecutive quarters. However, if we elect to defer interest payments, all deferred interest must be paid before we may pay dividends on our capital stock. Deferral of interest payments could also cause a decline in the market price of our Class A Common Stock.

As of September 30, 2007, we also had credit lines of $7.2 billion under our FHLB Atlanta credit line of which $6.4 billion (including $155 million in letters of credit) was outstanding. Such borrowings from the FHLB Atlanta were secured by a pledge of approximately $9.1 billion of our residential first mortgage loans and other eligible collateral. Our total credit line with the FHLB Atlanta is approximately 50% of the Bank’s assets at each prior quarter’s end. Failure to pay interest or principal on this debt could adversely affect our business by causing us to lose our collateral and the FHLB Atlanta as a funding source. In addition to our FHLB Atlanta borrowings, we had $143 million in repurchase agreements outstanding as of September 30, 2007 all of which are secured by mortgage-backed securities or other investment securities.

As of September 30, 2007, we had outstanding $120 million of convertible senior notes that mature in March 2034 and bear interest at an annual rate of 3.125% payable semiannually. Upon conversion of the notes we will deliver cash for 100% of the principal amount of the notes and may, at our discretion, in lieu of delivering shares of Class A Common Stock, deliver cash or a combination of cash and shares of Class A Common Stock for the profit shares. We may redeem for cash some or all of the notes at any time on or after March 1, 2011 at 100% of the principal amount of the notes plus any accrued and unpaid interest, contingent interest and additional amounts, if any. Holders may require us to purchase all or part of the notes for cash at a purchase price of 100% of the principal amount of the notes plus accrued and unpaid interest including contingent interest and additional amounts, if any, on March 1, 2011, March 1, 2014, March 1, 2019, March 1, 2024 and March 1, 2029 or upon the occurrence of a fundamental change. The notes are senior unsecured obligations, ranking equally in right of payment with all of our existing and future unsecured senior indebtedness. The notes are effectively subordinated to our entire senior secured indebtedness and all indebtedness and liabilities of its subsidiaries.

As of September 30, 2007, we had outstanding $184 million of HiMEDS equity units. The HiMEDS carry a total distribution rate of 6.75%. Each unit has a stated amount of $50 and is comprised of (i) a 3-year purchase contract which will obligate the holder to purchase from BankUnited on May 17, 2010, a certain number of shares of our Class A Common Stock, for $50; and (ii) a 1/20 undivided beneficial interest in $1,000 principal amount of our 6.37% Senior Notes due May 17, 2012. Holders of the HiMEDS will be entitled to receive quarterly contract adjustment payments at a rate of 0.38% per year of the state amount of $50 per unit. The threshold appreciation price of the units is $32.76.

As of September 30, 2007, we had outstanding $12.5 million of junior subordinated debentures due on December 15, 2017. The debentures bear an annual floating rate equal to 3-month LIBOR plus 3%.

If we do not manage our growth effectively, our financial performance could be harmed.

In recent years, we have experienced rapid growth that has placed certain pressures on our management, administrative, operational and financial infrastructure. As of September 30, 2007, we had 1,504 full time equivalent employees. Many of these employees have limited experience with us and a limited understanding of our systems and controls. As we grow, we need to hire additional associates and management in an intensely competitive hiring environment. Additionally, we must upgrade and expand our operational, managerial and financial systems and controls. Plans for the continued development and growth of our business in the future will also require numerous resources, systems development and capital. We cannot assure you that we will be able to:

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

Market conditions affecting the demand for our products, which have existed since August may not be advantageous or support continued expansion. If these conditions continue for a prolonged period we may reduce the size of our loan portfolio and balance sheet and our earnings could be adversely affected.

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

It is impossible to predict the extent to which terrorist activities may occur in the United States or other regions. It is also uncertain what affects any past or future terrorist activities and/or any consequent actions on the part of the United States government and others will have on the United States and world financial markets, local, regional and national economies, and real estate markets across the United States. Among other things, reduced investor confidence could result in substantial volatility in securities markets, a decline in general economic conditions and real estate related investments and an increase in loan defaults. Such unexpected losses and events could materially affect our results of operations. Tourism and the travel industry are important factors to the general economy of our primary market, which could be adversely affected by terrorism.

Valuation Risk

We carry certain assets, including investments and mortgage-backed securities, at fair value. Generally, for asset that are reported at fair value we use quoted market prices or valuation models that utilize market data inputs to estimate fair value. In certain cases quoted market prices or market data inputs may not be readily available or availability could be diminished due to market conditions. In those cases, different assumptions could result in significant changes in valuation.

We are subject to extensive regulation that could restrict our activities and impose financial requirements or limitations on the conduct of our business and limit our ability to receive dividends from the Bank.

The Bank is subject to extensive regulation, supervision and examination by the OTS as its primary federal regulator, and by the FDIC, which insures its deposits. As a member of the FHLB, the Bank must also comply with applicable regulations of the Federal Housing Finance Board and the FHLB. Regulation by these agencies is intended primarily for the protection of our depositors and the deposit insurance fund and not for the benefit of our stockholders. The Bank’s activities are also regulated under consumer protection laws applicable to our lending, deposit and other activities. A sufficient claim against us under these laws could have a material adverse effect on our results.

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

The agencies have also promulgated guidelines regarding nontraditional mortgages, which could result in additional scrutiny regarding the underwriting and portfolio management of ARMs, as well as establishing specific disclosure requirements for payment option and interest only mortgages. It is possible that one or more legislative proposals may be adopted or regulatory changes may be made that would have an adverse effect on our business.

Changes in the regulation of financial services companies and housing government-sponsored entities could adversely affect our business.

Proposals for further regulation of the financial services industry are continually being introduced in Congress. The agencies regulating the financial services industry also periodically adopt changes to their regulations. Proposals that are now receiving a great deal of attention include regulation of government sponsored-entities, consumer protection initiatives relating to capital, consumer loan disclosures, security of customer information, marketing practices, the Real Estate Settlement Procedures Act, predatory lending and risk management for commercial real estate loans. Regulatory authorities have extensive discretion in their supervisory activities that could be used to restrict our business. Changes in the laws or regulations that govern us could further restrict our operations, impose burdensome requirements and increase our expenses which could impair our ability to meet our obligations.

Our operations could be harmed by a challenging legal climate.

Class action or other litigation against lenders in certain regions or related to particular products, services or practices may arise from time to time, even if the activities subject to complaint are not unlawful. Such claims may be brought, for example, under state or federal consumer protection laws. The damages and penalties claimed in these types of matters can be substantial. We may also be adversely affected by the actions of our brokers, or if another company in our industry engages in criticized practices. Negative publicity may result in more regulation and legislative scrutiny of industry practices, as well as more litigation, which may further increase our cost of doing business and adversely affect our profitability by impeding our ability to market our products, requiring us to change them or increasing the regulatory burdens under which we operate.

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

The voting power of the directors, executive officers and holders of 5% or more of our equity securities and certain provisions of our Articles of Incorporation may discourage any proposed takeover not approved by our board of directors. We cannot assure you that your interests will coincide with those of our directors, executive officers or 5% stockholders. Under our Articles of Incorporation, as amended, we may issue additional shares of Class A Common Stock, Class B Common Stock and Noncumulative Convertible Preferred Stock, Series B (the “Series B Preferred Stock”) at any time. We do not intend to issue additional shares of the Class B Common Stock and Series B Preferred Stock if the issuance would result in the termination of trading of the Class A Common Stock on the NASDAQ Global Select Market.

Our insiders hold voting rights that give them significant control over matters requiring stockholder approval.

Our directors and executive officers hold substantial amounts of our Class A Common Stock, Class B Common Stock and Series B Preferred Stock. Each share of Class A Common Stock is entitled to one-tenth vote, each share of Class B Common Stock is entitled to one vote, and each share of Series B Preferred Stock is entitled to two and one-half votes. For a more detailed description of our capital stock, see “Description of capital stock.” These classes generally vote together on matters presented to stockholders for approval. Consequently, other stockholders’ ability to influence our actions through their vote may be limited and the non-insider stockholders may not have sufficient voting power to approve a change in control even if a significant premium is being offered for their shares. We cannot assure you that our officers and directors will vote their shares in accordance with your interests.

There are several business and family relationships among directors that could create conflicts of interest.

Several of our directors have business relationships with us and each other as disclosed in note (16) Related Party Transactions in the notes and Consolidated Financial Statements. We have “opted-out” of the Florida statute, which would require the approval of either disinterested directors or a super majority vote of disinterested stockholders in the event of certain affiliate transactions. Business and family relationships among us, our directors and officers may create conflicts of interest which are reviewed and addressed by our board of directors. We cannot assure you that your interests will coincide with those of our officers and directors.

There is volatility related to our common stock price.

Changes in the price of our stock have been historically volatile compared to price changes in the general market. The market price of our common stock is subject to significant fluctuation in response to various market factors and events, including variations in our performance and results, changes in earnings estimates by securities analysts, publicity regarding the industry, the Company and its competitors, the banking and mortgage industries generally and new statutes or regulations. In addition, stock market fluctuations unrelated to our operating performance could result in an adverse affect on the price of our common stock.

Based on published reports, at July 15, 2006 we had a short interest in our Class A Common Stock of approximately 1.5%. In August 2006 the short interest in our Class A Common stock started to increase and has remained at elevated levels since the first quarter of fiscal 2007. At November 15, 2007 short interest in our Class A Common stock was 48%. There is no guarantee that short sales will not continue to depress the price of our stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

BankUnited leases executive and administrative office space located at 255 Alhambra Circle, Coral Gables, Florida 33134, pursuant to a lease terminating in 2014. As of November 12, 2007, we operated 86 full-service banking offices located in Florida, three of which are owned and 83 of which are leased. The lease terms of these offices extend between 2009 and 2018. These offices are located in the following thirteen counties:

County	No of offices
Broward	23
Miami-Dade	22
Palm Beach	17
Collier	3
St. Lucie	4
Charlotte	2
Lee	3
Martin	3
Sarasota	3
Hillsborough	2
Indian River	2
Pinellas	1
Manatee	1

Total	86

Our operations center is located in Miami Lakes, Florida and consists of three leased buildings with current leases expiring in 2013 and options to extended for an additional 10 years. One of the buildings of this office complex is a storm resistant facility. We also maintain backup information technology support at our Arizona facility through a third party vendor.

We also lease properties for our loan production offices located in multiple states. These offices are located in the following eight states:

State	No of offices
Florida—Miami Lakes and Tampa	2
Arizona—Scottsdale	1
California—San Francisco Bay area	1
Illinois—Chicago	1
Rhode Island—Warwick	1
Virginia—Fairfax	1
Oregon—Portland	1
Colorado—Denver	1

Total	9

The lease terms of these offices extend between 2008 and 2016. The Oregon and Colorado offices were added in 2007. During fiscal 2007, the Delray Beach office was consolidated with the Miami office.

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

None.

PART II

Item 5.	Market for the Registrant’s Common Stock, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Stock Information

BankUnited’s Class A Common Stock, is traded on the Nasdaq, Global Select Market (“NASDAQ”) under the symbol “BKUNA”. BankUnited’s Class B Common Stock, $.01 par value (“Class B Common Stock”), is not traded on any established public market. The following table sets forth the high and low sales prices (as reported by the NASDAQ) for the Company’s Class A Common Stock and the amount of cash dividends per share declared during the last two periods:

For the Year Ended September 30, 2006

	Stock Price		Cash Dividends Declared
For the Three Months Ended	High	Low
December 31, 2005	$27.64	$20.18	$0.005
March 31, 2006	$28.86	$25.89	$0.005
June 30, 2006	$32.00	$26.27	$0.005
September 30, 2006	$31.82	$24.49	$0.005

For the Year Ended September 30, 2007

	Stock Price		Cash Dividends Declared
For the Three Months Ended	High	Low
December 31, 2006	$28.38	$24.25	$0.005
March 31, 2007	$28.79	$19.92	$0.005
June 30, 2007	$24.46	$19.99	$0.005
September 30, 2007	$20.48	$13.64	$0.005

Stock Price Performance Graph

The following graph presents a comparison of the cumulative total stockholder return on BankUnited’s Class A Common Stock with that of the (i) Nasdaq Composite Index, (ii) Nasdaq Financial 100 Index, and (iii) S&P 600 Thrift & Mortgage Index over the five year period ending on September 30, 2007.

This graph assumes that $100 was invested on September 30, 2002 in the Company’s Class A Common Stock and in the other indices, and that all dividends were reinvested. The stock price performance shown below is historical and not necessarily indicative of future price performance.

	Cumulative Total Return
	9/02	9/03	9/04	9/05	9/06	9/07
BankUnited Financial Corporation	100.00	132.92	182.76	143.47	163.67	97.66
NASDAQ Composite	100.00	150.59	162.89	185.48	196.37	236.60
NASDAQ Financial 100	100.00	122.67	136.36	155.00	177.30	176.23
S&P 600 Thrift & Mortgage Index	100.00	151.76	192.45	189.71	182.65	135.02

This graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act or Exchange Act, except to the extent that BankUnited specifically incorporates this information by reference, and shall not otherwise be deemed filed under such acts.

At November 8, 2007, there were 1,034 holders and 13 holders of record of our Class A Common Stock and Class B Common Stock, respectively. The number of holders of record of the Class A Common Stock includes nominees of various depository trust companies for an undeterminable number of individual stockholders. Class B Common Stock is convertible into Class A Common Stock at a ratio (subject to adjustment upon the occurrence of certain events) of one share of Class A Common Stock for each share of Class B Common Stock surrendered for conversion.

Our Board of Directors declared dividends of $0.005 per share on our Class A Common Stock on November 28, 2006, March 5, 2007, May 31, 2007, and August 29, 2007. We anticipate that we will continue to declare and pay such dividends on a quarterly basis subject to termination at any time at the sole discretion of the board. During fiscal year 2006, BankUnited’s board of directors declared dividends of $0.005 per share on its Class A Common Stock on November 23, 2005, February 28, 2006, May 30, 2006, and August 29, 2006 . See note (11) Regulatory Capital to the Notes to Consolidated Financial Statements for a discussion of restrictions on the Bank’s payment of dividends to BankUnited.

For the range of high and low bid prices for the Class A Common Stock quoted on NASDAQ for each quarter of fiscal 2007 and 2006, see table above.

Stock Compensation Plan Information

The following table sets forth information as of September 30, 2007, with respect to stock compensation plans under which equity securities are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issues Under Stock Compensation plans (excluding securities reflected in column (a) (6) (c)
Stock based compensation plans approved by stockholders (1)
Common Shares (2)	2,416,136	$19.08
Preferred Shares (3)	1,038,745	27.26

Total Securities (4) (5)	3,454,881	$21.54	4,714,724

Stock based compensation plans not approved by stockholders	—	—	—

(1)	Shares issued under BankUnited’s 2007 Stock Award and Incentive Plan (the “2007 Plan”), 2002 Stock Award and Incentive Plan, and the 1996 Incentive and Stock Award Plan.
(2)	Common Shares includes shares of BankUnited’s Class A and Class B Common Stock.
(3)	All preferred Shares are BankUnited’s Series B Preferred Stock.
(4)	Total securities to be issued upon the exercise of outstanding options.
(5)	Total Securities remaining available for future issuance under the stock compensation plan may be awarded in shares of Class A Common Stock, Class B Common Stock or Series B Preferred Stock, alone or in any such combination of such classes of stock.
(6)	Under BankUnited’s 2007 Stock Award and Incentive Plan, the number of shares of stock available for issuance under the plan is calculated as (i) 5,000,000 plus (ii) the number which become available under pre-existing plans due to cancellation, expiration, forfeiture, cash settlement or other termination without delivery of shares pursuant to awards under such pre-existing plans, plus (iii) 8% of the number of shares of stock issued or delivered by BankUnited during the term of the 2007 Plan, other than issuances or deliveries under the 2007 Plan or other stock-based compensation plans of the Company; provided that the total number of shares of stock for which incentive stock options may be granted shall not exceed (i) plus (ii) above.

Purchases of BankUnited Stock

On October 24, 2002, our Board of Directors approved a stock repurchase program for its Class A Common Stock. Under the program, we could initially purchase up to 1,000,000 shares of our Class A Common Stock in open market transactions, from time to time, at such prices and on such conditions as the Executive Committee of the Board of Directors determines to be advantageous. This plan does not have an expiration date. BankUnited initiated this program in the belief that the volatility of the financial markets, in general, has at times generated a market price that does not adequately reflect the real value of our stock or the level of confidence that management and the Board of Directors have in our ability to implement our strategy and achieve continued growth. BankUnited intends to repurchase shares under this authorization as the Executive Committee deems such repurchases appropriate. The basis for the carrying value of our treasury stock is the purchase price or fair value of the shares in the open market at the time of purchase.

On October 26, 2006, the Board of Directors increased the number of shares that could be acquired under the stock repurchase program from 1,000,000 shares to 3,000,000 shares.

On January 23, 2007, the Board of Directors authorized a 600,000 share increase in the number of shares that could be acquired under the stock repurchase program from 3,000,000 shares to 3,600,000 shares, and, on April 16, 2007, the Board of Directors authorized an 800,000 share increase in the number of shares that could be acquired under the stock repurchase program from 3,600,000 shares to 4,400,000 shares.

The following table summarizes purchases of BankUnited equity securities by BankUnited during fiscal 2007, 2006 and 2005 under the repurchase program approved in October 2002:

	Total Shares Purchased	Range Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Maximum Number of Shares that May Yet Be Purchased Under the Program
January 1, 2004 – Sep 30, 2005	89,700	$23.58 – $29.03	89,700	910,300
October 1, 2005 – Sep 30, 2006	—	—	—	—
October 1, 2006 – Sep 30, 2007	1,738,295	$16.37 – $27.39	1,827,995	2,572,005

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with BankUnited’s Consolidated Financial Statements and Notes thereto:

	As of or for the Years Ended September 30,
	2007	2006	2005 (1)	2004	2003
	(Dollars in thousands, except per share data)
Operations Data:
Interest income	$958,970	$713,508	$430,876	$331,894	$315,156
Interest expense	635,377	463,066	268,411	188,903	198,848

Net interest income	323,593	250,442	162,465	142,991	116,308
Provision for loan losses	31,500	10,400	3,800	5,025	5,425

Net interest income after provision for loan losses	292,093	240,042	158,665	137,966	110,883

Non-interest income:
Service and other fees, net of amortization and impairment	16,427	14,132	8,748	6,326	4,666
Net gain on sale of investments and mortgage-backed securities	(524)	—	3,741	1,526	7,305
Net gain on sale of loans and other assets	9,752	13,271	2,371	3,431	7,267
Gain (loss) on swaps	(327)	(1,657)	(1,369)	—	1,445
Other	7,319	9,948	9,614	9,287	8,329

Total non-interest income	32,647	35,694	23,105	20,570	29,012

Non-interest expenses:
Employee compensation and benefits	103,244	76,211	51,817	43,773	40,390
Occupancy and equipment	39,003	29,572	24,379	17,399	12,606
Professional fees	7,368	6,506	5,556	2,851	3,714
Extinguishment of debt	—	—	35,814	—	6,859
Other	51,444	37,904	26,289	20,650	20,655

Total non-interest expense	201,059	150,193	143,855	84,673	84,224

Income before income taxes, and preferred stock dividends	123,681	125,543	37,915	73,863	55,671
Provision for income taxes	42,302	41,668	10,378	23,141	16,551

Net income before preferred stock dividends	81,379	83,875	27,537	50,722	39,120
Preferred stock dividends	541	473	431	379	316

Net income after preferred stock dividends	$80,838	$83,402	$27,106	$50,343	$38,804

Basic earnings per common share	$2.25	$2.43	$0.90	$1.69	$1.45
Diluted earnings per common share	$2.14	$2.30	$0.85	$1.58	$1.36
Weighted average number of common shares and common equivalent shares assumed outstanding during the period:
Basic	35,876,266	34,297,323	30,090,111	29,843,094	26,803,377
Diluted	37,939,054	36,543,550	32,339,280	32,152,846	28,864,972
Dividends declared per share on common stock	$0.02	$0.02	$0.02	$—	$—

(Continued on the next page)

	As of or for the Years Ended September 30,
	2007	2006	2005 (1)	2004	2003
	(Dollars in thousands, except per share data)
Financial Condition Data:
Total assets	$15,046,271	$13,570,899	$10,667,705	$8,710,445	$7,145,143
Loans receivable, net (2)	12,561,673	11,400,706	8,027,592	5,726,800	3,939,588
Investments, overnight deposits, tax certificates, resale agreements, certificates of deposit and other earning assets	951,343	568,772	657,156	640,937	618,196
Total liabilities	14,234,305	12,817,739	10,160,089	8,217,788	6,697,770
Deposits	7,090,387	6,074,132	4,733,355	3,528,262	3,236,106
Trust preferred securities and subordinated debentures	237,261	195,791	195,500	164,979	162,219
Borrowings (3)	6,693,922	6,360,739	5,101,733	4,417,665	3,177,588
Total stockholders’ equity	811.966	753,160	507,616	492,657	447,373
Common stockholders’ equity (4)	803,820	745,892	501,054	486,529	441,917
Book value per common share	22.71	20.34	16.59	16.19	14.88

	As of and for the Fiscal Years Ended September 30,
	2007	2006	2005	2004	2003
Select Financial Ratios:
Performance Ratios:
Return on average assets (5)	0.58%	0.69%	0.29%	0.66%	0.61%
Return on average tangible common equity (5)	10.58	13.56	5.79	11.78	11.02
Return on average total equity (5)	10.17	12.89	5.48	10.99	10.14
Interest rate spread	2.01	1.83	1.56	1.72	1.68
Net interest margin	2.36	2.13	1.77	1.92	1.89
Dividend payout ratio (6)	1.55	1.39	3.19	0.75	0.81
Loans receivable to total deposits (2)	177.16	187.69	169.60	162.31	121.74
Non-interest expense to average assets	1.42	1.24	1.53	1.10	1.32
Efficiency ratio (7)	56.44	52.49	77.52	51.77	57.96
Asset Quality Ratios:
Non-performing loans to loans receivable (2)	1.43%	0.18%	0.10%	0.28%	0.95%
Non-performing assets to loans receivable and real estate owned (2)	1.66	0.19	0.11	0.31	1.07
Non-performing assets to total assets	1.39	0.16	0.08	0.20	0.59
Net charge-offs (recoveries) to average loans receivable (2)	0.033	(0.002)	0.03	0.05	0.08
Loan loss allowance to loans receivable (2)	0.47	0.32	0.32	0.42	0.57
Loan loss allowance to non-performing loans	32.42	175.40	306.94	151.52	59.20
Capital Ratio:
Average common equity to average total assets (8)	5.54%	5.46%	5.26%	5.94%	5.53%
Average total equity to average total assets	5.67	5.52	5.33	6.02	6.05
Core capital-to-assets ratio (9)	7.84	7.31	7.11	7.26	7.24
Risk-based capital-to-assets ratio (9)	15.37	14.28	14.49	15.60	16.08

(1)	Results for fiscal 2005 include a net after-tax charge of $24.2 million related to prepayment of FHLB Atlanta advances and settlement of related interest rate swaps.
(2)	Loans receivable represents loans held in portfolio before loan loss allowance, including unearned premiums, discounts and deferred loan costs, and excluding mortgage loans held for sale.
(3)	Includes repurchase agreements, advances from the FHLB Atlanta, senior notes, convertible debt, and junior subordinated debt.
(4)	Calculated by deducting the liquidation value of preferred shares from total stockholders’ equity
(5)	Return is calculated before payment of preferred stock dividends.

(6)	The ratio of total dividends declared during the period (including dividends on BankUnited’s preferred stock and BankUnited’s Class A and Class B Common Stock) to total earnings for the period before dividends.
(7)	Efficiency ratio is calculated by dividing non-interest expenses by the sum of net interest income, and non-interest income.
(8)	Average common equity calculated by deducting the average liquidation value of preferred shares from average stockholders’ equity.
(9)	Regulatory capital ratio of the bank.

Item 7. Management’s	Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Our results of operations are dependent primarily on net interest income, which is the difference between the interest earned on assets, primarily our loan and securities portfolios, and our cost of funds, which consists of the interest paid on our deposits and borrowings. Our results of operations are also affected by our provision for loan losses, gain or loss on the sale of loans, other non-interest income, non-interest expenses and income taxes.

Our operations, like those of other financial institution holding companies, are affected by our asset and liability management policies, as well as factors beyond our control, such as general economic conditions and the monetary and fiscal policies of the federal government. Lending activities are affected by the demand for mortgage financing and other types of loans, and are thus influenced by interest rates and other factors that are beyond management’s control. Deposit flows and cost of deposits and borrowings are influenced by local competition and by general market rates of interest.

BankUnited executed its strategy effectively during fiscal 2007 to achieve record operating net income for the fiscal year. However, our net income was adversely affected by the deterioration in general economic conditions and real estate markets throughout the country, particularly in certain geographic regions, and the generalized fear caused by the crisis in the subprime lending industry.

While BankUnited is not, and has not been, a subprime lender, like other lenders throughout the mortgage industry our asset quality declined during the fiscal year as mortgage borrowers experienced a downturn in residential real estate values and economic conditions. Our net charge-offs remained low as a percentage of average annual loans during fiscal 2007, but increased by 0.08% compared to fiscal 2006. Non-performing assets increased throughout the fiscal year, and are expected to continue increasing in fiscal 2008. During the fourth quarter of the fiscal year BankUnited significantly increased its allowance for loan losses relative to its level of non-performing assets and past practice, in consideration of industry trends and continued difficulty in the housing markets, particularly in regions impacted by housing price decreases. We anticipate that we may take larger provisions for loan losses during the coming year, if deemed appropriate.

Our net income for fiscal 2007 was also affected by reduced demand and profitability for payment option loan sales in the secondary market and further tightening of our credit standards. The crisis in the subprime lending market has generated substantial speculation and concern in the financial markets that the same level of mortgage delinquencies and writedowns of securities will occur with respect to lower documentation loans and payment option loans. While BankUnited has for years applied many of the principles now required by banking regulators for non-traditional loans such as payment option loans, and has historically employed compensating underwriting criteria on lower documentation loans, the generalized concern in the secondary markets reduced our opportunities for profitable sales of our loans during the fiscal year. We sold $804 million of payment option loans into the secondary market in fiscal 2007, as compared to $1.4 billion in fiscal 2006, and none during the fourth quarter of fiscal 2007 as compared to $434 million in the fourth quarter of fiscal 2006.

Although the demise of numerous mortgage lenders, especially subprime lenders, during 2007 created some opportunities for producing loans, many lenders, including BankUnited, tightened credit standards in consideration of the risk posed by market conditions. Some of our larger competitors, however, also ran aggressive pricing campaigns to gain market share. These elements combined to negatively affect BankUnited’s loan productions efforts during the fourth quarter of fiscal year 2007.

The problems in the subprime lending market also inhibited funding sources in the capital markets, as writedowns of securities and rating downgrades cast doubt on collateral values. Besides deeming it prudent to further tighten our credit standards, during the fiscal year we determined to preserve our capital levels by limiting growth. We are transitioning to selling more loans into the secondary market rather than maintaining the majority for portfolio, and we have altered our residential loan production mix to comprise approximately 50% saleable residential mortgage loans, which are sold to FNMA, FHLMC, and other conduits.

In addition, during fiscal 2007, we transitioned the production of payment option loans from those that are monthly adjustable to a Select-My-Payment product which carries a fixed rate for three or five years and then becomes an adjustable rate loan. This product also carries payment rates with generally higher payment start rates than our monthly payment option loan. For the quarter ended September 30, 2007, our monthly adjustable payment option production comprised only 14% of total production.

Significant items for fiscal 2007 included:

•	Net income of $81.4 million compared to $83.9 million for fiscal 2006. Net interest margin of 2.36%, an increase of 23 basis points from fiscal 2006.

•

Total assets of $15.0 billion at September 30, 2007, up $1.5 billion, or 11%, from September 30, 2006. Asset growth was centered in the residential loan portfolio, which grew by $1 billion during the fiscal year. During fiscal 2007 we shifted our focus to originating a Select-My-Payment product that has a fixed interest rate for three or five years before converting to an adjustable rate. This product also carries payment options.

•	Total loans grew by $1.3 billion, or 12%, to $12.6 billion at September 30, 2007 compared to $11.4 billion at September 30, 2006.

•	Total deposits reached $7.1 billion at September 30, 2007, up $1.0 billion, or 17%, from September 30, 2006.

•	Issued $184 million from the sale of 3,680,000 6.75% HiMEDS equity units. The units require holders to purchase common equity by May 2010 at a price in the range of $23.40 to $32.76.

•

BankUnited commenced operations in the two new Florida coastal markets of Indian River and Pinellas counties, opened ten new neighborhood branches, and opened two additional residential loan offices in Oregon and Colorado during the fiscal year.

•

Provisions for loan losses totaling $31.5 million were taken during the fiscal year, up $21.1 million or 203% from fiscal 2006. This increase reflects industry trends and continued difficulties in the housing markets, as well as the increase in BankUnited’s level of non-performing assets. However, during fiscal 2007 net charge-offs remained low at 0.06% in proportion to the loan portfolio.

Due to the continued deterioration of real estate market conditions, non-accrual loans and real estate owned (“REO”) are expected to increase in the 2008 fiscal year. While not necessarily indicative of future results, the following tables present the changes in our non-accruing loans and REO during the month of October 2007:

Non-accruing loans during October 2007

	Total Loans
	Dollar Amount	Number of Loans
	(Dollars in thousands)
Non-accruing loans at September 30, 2007	$180,833	588
Loans placed on non accrual status	69,040	212
Foreclosed loans transferred to REO	(10,343)	(34)
Loans past due 90 days and still accruing and transferred to non accrual	(23)	(1)
Loan amounts charged off	(848)	(9)
Loans returned to accrual status or paid in full	(4,274)	(18)

Non-accruing loans at October 31, 2007	$234,385	738

REO during October 2007

	Total Properties
	Dollar Amount	Number of Properties
	(Dollars in thousands)
Total Properties at September 30, 2007	$27,732	94
Transfers from loan portfolio at estimated net realizable value (after charge off)	9,984	34
Loss on disposition	(94)	—
Sales (1)	(1,514)	(6)

Total Properties at October 31, 2007 (2)	$36,108	122

(1)	Dispositions net of additional write-offs of $94 thousand.
(2)	Of the total $36.1 million in REO at September 30, 2007, approximately $10.9 million had $1.5 million in mortgage insurance coverage.

BankUnited anticipates that the environment will continue to be challenging, and intends to continue concentrating during fiscal 2008 on absorbing the growth of the last two years, achieving efficiencies in all of its business lines and executing its expense control measures.

In spite of the significant volatility in the real estate markets, the continuing downturn in the housing sector, and the likelihood that non-performing assets have not yet leveled off, we have several factors that are expected to aid our future performance: our capital position is strong, we are a Florida-based banking franchise with strong liquidity sources, our net charge-offs remain manageable and we have an experienced management team.

Critical Accounting Estimates

Our financial position and results of operations are impacted by management’s application of accounting policies involving judgments made to arrive at the carrying value of certain assets. In implementing our policies, management must make estimates and assumptions about the effect of matters that are inherently less than certain. Actual results could differ significantly from these estimates, which could materially affect the reported amounts of our assets, liabilities, income and expenses. Critical accounting estimates made by management include those that relate to the allowance for loan losses, the carrying amount of investments and mortgage-backed securities available for sale, and stock based compensation.

Allowance for loan losses

The allowance for loan losses is a subjective judgment that management must make regarding the loan portfolio, and is established and maintained at levels that management believes are adequate to cover probable losses resulting from the inability of borrowers to make required payments on loans. Estimates for loan losses are made by analyzing historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan administration and resolution, the views of regulators, changes in the size and composition of the loan portfolio, and peer group information. In addition, the economic climate and direction, increases or decreases in overall lending rates, political conditions, legislation directly or indirectly impacting the banking industry, and economic conditions affecting specific geographical areas in which BankUnited conducts business are all considered. We transfer a portion of our credit risk on residential loans by requiring mortgage insurance on a portion of our loans. Where there is a question as to the impairment of a non-homogenous loan, management obtains valuations of the property or collateral securing the loan, and current financial information of the borrower, including financial statements, when available. Since the calculation of appropriate loan loss allowances relies on management’s estimates and judgments relating to inherently uncertain events, actual results may differ from these estimates. For a more detailed discussion on the allowance for loan losses, see Asset Quality and, (e) Allowance for Loan Losses in note (1) Summary of Significant Accounting Policies to the Notes to Consolidated Financial Statements.

Investments and mortgage-backed securities available for sale

Several estimates impact the periodic valuation of investments and mortgage-backed securities, which are carried at fair value. Generally, the bank uses third party pricing services to assist management in estimating the fair value of its securities. For a limited number of securities for which third party pricing is not available, the bank uses internal valuation models to calculate fair value. The vast majority of our investments and mortgage-backed securities were purchased prior to 2004 and as such have relatively short remaining lives. For a more detailed discussion on investment securities and mortgage-backed securities available for sale , see notes (3) Investments and Mortgage-Backed Securities Available for Sale and (18) Estimated Fair Value of Financial Instruments to the Notes to Consolidated Financial Statements.

Stock-Based Compensation

Several assumptions are made in the determination of stock-based compensation. BankUnited utilizes the Black—Scholes model to calculate stock-based compensation under SFAS No. 123R. Estimates of expected volatility, expected life of options, applicable risk free interest rate affect the computation of the fair value of options to be expensed. Assumptions are also made as to the expected achievement of performance conditions for performance based stock grants. Estimates of expected forefeiture rates are made for both options and stock grants. For a more detailed discussion of stock based compensation see notes (1) Summary of Significant Accounting Policies and (13) Stock-Based Compensation and Other Benefit Plans.

Accounting Pronouncements Issued and Not Yet Adopted

For information about accounting pronouncements issued but not yet adopted, see the discussion in note (1) Summary of Significant Accounting Policies to the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

BankUnited’s objective in managing liquidity is to maintain sufficient resources of available liquid assets to address both short and long-term business funding needs such as loan demand, investment purchases, deposit fluctuations, and debt service requirements. In doing so, BankUnited maintains an overall liquidity position that has an aggregate amount of readily accessible and marketable assets, cash flow and borrowing capacity to meet unexpected deposit outflows and/or increases in loan demand. Cash levels may vary but are maintained at levels required by regulation and necessary to meet the projected anticipated needs for business operations. BankUnited is not aware of any events, or uncertainties which may impede liquidity in the short or long-term.

BankUnited, FSB has a borrowing line available at the FHLB of Atlanta secured by eligible real estate loans which were $9.1 billion as of September 30,2007. BankUnited has additional borrowing capacity through securities sold under repurchase agreements with various counterparts which were $143 million as of September 30, 2007. Short-term borrowing facilities are also available through fed funds purchased from other financial institutions.

From time to time, we utilize our access to capital markets and may raise capital through equity and debt offerings. We have also utilized trust preferred and subordinated debt issuances to provide a source of capital for the Bank. In April 2007, we raised $184 million through the sale of 3,680,000 6.75% HiMEDS equity units. The equity units require the holders to purchase common equity by May 2010 at a price in the range of $23.40 to $32.76. We believe that our current sources of funds, including repayments of existing loans, enable us to meet our obligations while maintaining liquidity at appropriate levels.

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

	For the Years ended September 30,
	2007		2006		2005
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Savings accounts	$1,456,083	4.57%	$1,279,420	3.74%	$960,850	2.20%
Transaction accounts:
Non-interest-bearing.	359,209	—	366,571	—	291,151	—
Interest bearing	232,451	1.66%	239,032	1.40%	252,028	1.18%
Money market	280,864	4.63%	154,214	3.64%	139,243	1.81%
Certificates of deposit (1)	4,325,561	5.06%	3,374,203	4.24%	2,326,411	3.08%

Total average deposits	$6,654,168	4.54%	$5,413,439	3.69%	$3,969,683	2.48%

(1)	As of September 30, 2007, 2006 and 2005, BankUnited had $ 293 million, $258 million and $300 million, respectively, of certificates of deposit issued to the State of Florida, referred to as public funds. These public funds are collateralized by a letter of credit in the amount of $155 million and $175 million issued by the FHLB Atlanta in 2007 and 2006, respectively, and by, FNMA, and FHLMC mortgage-backed securities with an aggregate market value of $152 million at September 30, 2005.

For information on deposits, see note (8) Deposits to the Notes to Consolidated Financial Statements.

Borrowings

A substantial portion of BankUnited’s balance sheet growth has been funded by short-term and long-term borrowings. Short-term borrowings are due within one year; long-term borrowings are due in one year or more. In addition to borrowings available as a member of the FHLB Atlanta, BankUnited utilizes securities sold under agreements to repurchase, subordinated notes, and trust preferred securities as sources of borrowings.

The FHLB Atlanta offers a wide variety of borrowing plans to member financial institutions with fixed, variable, or convertible rates. Borrowings from the FHLB, known as “advances,” are secured by a member’s share of stock in the FHLB, that are required to be purchased in proportion to outstanding advances, and by certain types of mortgages and other eligible collateral. The terms and rates charged for FHLB advances vary in response to general economic conditions. The FHLB Atlanta will consider various factors, including an institution’s regulatory capital position, net income, quality and composition of assets, lending policies and practices, and level of current borrowings from all sources, in determining the amount of credit to extend to an institution. In addition, an institution that fails to meet the qualified thrift lender test may have restrictions imposed on its ability to obtain FHLB advances. The Bank currently meets the qualified thrift lender test.

As of September 30, 2007, BankUnited had $6.2 billion of FHLB advances outstanding, including approximately $385 million maturing within 30 days and an additional $2.8 billion maturing within one year. Advances outstanding as of September 30, 2007 were secured by loans with a carrying value of approximately $9.1 billion. Approximately $5.3 billion, $310 million, and $664 million of the advances outstanding as of September 30, 2007 were fixed, variable, and convertible, respectively. The FHLB convertible advance programs permit the FHLB to call an advance or to change the rate structure at the call date. Convertible advances generally fall under one of two programs, one with a single specified call date after which the rate changes to a floating rate and the other with a specified initial call date that resets every ninety days thereafter. Specific call features vary on each advance including BankUnited’s ability to prepay the advance. The next call date on current advances ranges from three months to four years. See Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” and note (9) Borrowings to the Notes to Consolidated Financial Statements for more information about BankUnited’s FHLB advances. As of September 30, 2007, BankUnited had a total of $850 million in available borrowings with the FHLB Atlanta, $850 million of which is available on a long-term basis or short-term basis. BankUnited held shares of stock in the FHLB Atlanta as of September 30, 2007 with a carrying value of $305 million.

Securities sold under agreements to repurchase (“Repos”) are another source of borrowed funds available to BankUnited. Under this type of borrowing, securities are pledged against borrowed funds and are released when the funds are repaid. BankUnited typically uses Repos on a short-term basis, but may also use them on a long-term basis. As of September 30, 2007, BankUnited had $232 million in investments and mortgage-backed securities pledged against Repos with an outstanding balance of $143 million, of which approximately $143 million matured overnight.

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

BankUnited has issued trust preferred securities through its trust subsidiaries, which in turn have invested the proceeds from the sale thereof in junior subordinated deferrable interest debentures issued by BankUnited. Proceeds from the sale of junior subordinated debentures, if contributed to the Bank as additional paid-in-capital, increase Tier 1 equity capital for regulatory purposes. BankUnited’s consolidated statement of financial condition reflects outstanding trust preferred securities issued by its sole consolidated trust subsidiary and junior subordinated debentures issued by BankUnited to its non-consolidated trust subsidiaries. In the past five fiscal years, all of the trust preferred securities issued by BankUnited’s trust subsidiaries have been sold through participations in “pools”, whereby a number of financial institutions issue trust preferred securities through their trust subsidiaries, and sell such securities to investors in private placement transactions. As of September 30, 2007, BankUnited had $237 million of trust preferred securities and subordinated debentures outstanding with maturities greater than one year.

Issuance of HiMEDS Equity Units

During the third fiscal quarter of 2007, BankUnited raised $184 million through the sale of 3,680,000 6.75% HiMEDS equity units, which require holders to purchase common equity by May 2010 at a price in the range of $23.40 to $32.76.

BankUnited intends to use the net proceeds of the offering for general corporate purposes including buying shares of its Class A Common Stock, expanding operations through new branch offices and operations centers, possible acquisitions, acquisitions of debt and equity securities if available on favorable terms, redemption of outstanding debt and investing in loans and mortgage-backed or other securities.

The equity units carry a total distribution rate of 6.75%. Each equity unit has a stated amount of $50 and is initially comprised of (i) a 3-year purchase contract which will obligate the holder to purchase from BankUnited on May 17, 2010, a certain number of shares of BankUnited’s Class A Common Stock, for $50; and (ii) a 1/20 undivided beneficial interest in $1,000 principal amount of BankUnited’s 6.37% Senior Notes due May 17, 2012. Holders of the equity units will be entitled to receive quarterly contract adjustment payments at a rate of 0.38% per year of the stated amount of $50 per equity unit.

BankUnited has recorded the fair value of the forward purchase contract as a reduction of additional paid-in capital for $1.9 million. The contract adjustment payment obligation has been recorded as a liability for its present value of $1.9 million.

The forward purchase contract is evaluated during each reporting period to ensure that it continues to qualify for equity classification under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” As of September 30, 2007, the forward purchase contract continued to qualify as equity.

Issuance of Junior Subordinated Debentures

On September 28, 2007, BankUnited issued $12.5 million principal amount of junior subordinated debentures due on December 15, 2017. The debentures bear an annual floating rate equal to 3-month LIBOR plus 3%. Interest will be paid quarterly in arrears on March 15, June 15, September 15 and December 15 of each year (the “Distribution Periods”).

The amount of interest payable for each Distribution Period will be calculated by applying the interest rate to the principal amount outstanding at the commencement of the Distribution Period on the basis of the actual number of days in the Distribution Period concerned divided by 360.

The payment by BankUnited of the principal of, and premium, if any, and interest on all debentures is subordinated and junior in right of payment to the prior payment in full of all senior indebtedness of BankUnited, whether outstanding at the date of the issuance of these debentures or thereafter incurred.

The indebtedness represented by these debentures is unsecured by the assets of BankUnited and its affiliates and the debenture is not eligible as collateral for any loan by BankUnited.

These debentures may be redeemed on or after the interest payment date in December 2012 in accordance with the terms of the indenture.

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

The following tables set forth information as to BankUnited’s short-term borrowings as of the dates and for the periods indicated:

	As of September 30,
	2007		2006		2005
	Amount	Rate (1)	Amount	Rate (1)	Amount	Rate (1)
	(Dollars in thousands)
Period End Balances:
Securities sold under agreements to repurchase	$143,072	4.6%	$1,066,389	5.3%	$1,111,348	3.9%
FHLB advances	2,145,000	5.2%	2,900,000	5.4%	1,520,000	4.0%

	$2,288,072	5.2%	$3,966,389	5.4%	$2,631,348	3.9%

(1)	Weighted average interest rates.

	For the Years Ended September 30,
	2007	2006	2005
	(In thousands)
Maximum Outstanding at any Month End:
Securities sold under agreements to repurchase	$844,596	$1,258,370	$1,290,681
FHLB advances	3,700,000	2,900,000	1,520,000
Other Funds	195,000	65,000	—

	$4,739,596	$4,223,370	$2,810,681

For more information on BankUnited’s borrowings see note (9) Borrowings to Notes to Consolidated Financial Statements.

Significant sources and uses of funds

BankUnited’s assets grew by $1.5 billion and $2.0 billion, respectively during the fiscal years ended September 30, 2007 and 2006 primarily through loan growth of $1.3 billion and $3.4 billion, respectively.

BankUnited funded its asset and loan growth through deposit growth of $1.0 billion and $1.3 billion, respectively, during the fiscal years ended September 30, 2007 and 2006. Other major funding was provided by FHLB advances which increased by $1.1 billion and $1.4 billion, respectively, during the fiscal years ended September 30, 2007 and 2006. In April 2007, BankUnited raised $184 million through the sale of 3,680,000 6.75% HiMEDS equity units, which require holders to purchase common equity in May 2010 at a price in the range of $23.40 to $32.76. Equity issuances during the fiscal year ended September 30, 2007 provided $2.4 million in equity capital.

Contractual Obligations

The following table provides information on BankUnited’s contractual obligations as of September 30, 2007:

	Payments Due by Period
	Total As of September 30, 2007	Less than 1 year	1 year but less than 3 years	3 years but less than 5 years	5 years or more
	(In thousands)
Long-term debt obligations	$4,643,111	$1,005,000	$2,819,000	$85,000	$734,111
Operating lease obligations	70,257	12,485	22,868	18,391	16,513
Service contracts and purchase obligations	24,584	11,146	8,949	3,389	1,100

Total	$4,737,952	$1,028,631	$2,850,817	$106,780	$751,724

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

Restrictions on Transfers

The OTS regulations impose certain limitations regarding stock repurchases, redemptions, cash-out mergers and any other distributions charged against an institution’s capital accounts. The Bank must therefore notify the OTS before paying any dividend. Prior OTS approval would be required if the Bank would not be considered adequately capitalized under OTS regulations following the distribution, or if the amount of the dividend exceeded the Bank’s retained net income for that year to date plus retained net income for the preceding two years. See Regulatory Capital Requirements in the Regulation section of Item 1. Business, and note (11) Regulatory Capital to the Notes to Consolidated Financial Statements for more information on regulatory capital requirements. These restrictions have not had, nor are they expected to have, an impact on our ability to meet our cash obligations.

FINANCIAL CONDITION

Assets

Mortgage-backed securities available for sale.

Mortgage-backed securities available for sale were valued at $916 million as of September 30, 2007, which is a net decrease of $310 million from the balance at September 30, 2006. BankUnited allowed its mortgage-backed securities portfolio to pay down by $306 million during the 2007 fiscal year as asset growth has been driven by loan demand. The effect of market value adjustments and premium amortization reduced the carrying value by $4 million.

Investments available for sale.

Investments available for sale decreased by $113 million, or 37%, to $187 million at September 30, 2007. This decrease resulted from purchases of $29 million and repayments of $137 million during the fiscal year. BankUnited recognized a $1.3 million other-than-temporary impairment on a preferred equity security, a $3.7 million other than temporary impairment on two mutual fund investments and a $0.8 million other than temporary impairment on an investment security which it did not anticipate holding until full cost recovery.

The following table sets forth additional information regarding BankUnited’s investments and mortgage-backed securities available for sale as of the dates indicated. Investments and mortgage-backed securities available for sale are carried by BankUnited at fair value on the financial statements.

	As of September 30
	2007	2006	2005
	(Dollars in thousands)
U.S. Government sponsored entity debt securities	$24,977	$69,916	$71,434
Mortgage-backed securities (1)	916,223	1,225,944	1,626,005
Other (2)	162,398	229,993	218,498

Total investment securities	$1,103,598	$1,525,853	$1,915,937

Weighted average yield	5.49%	4.89%	4.35%

(1)	Included in mortgage-backed securities as of September 30, 2007, 2006 and 2005, are $210 million, $265 million, and $339 million, respectively, of securities issued by FNMA and FHLMC.
(2)	Includes trust preferred securities of other issuers, preferred stock of FHLMC and FNMA, mutual funds, and bonds.

As of September 30, 2007 and September 30, 2006, BankUnited Trust 2005-1 was the only investment security outstanding from a single issuer that represented greater than ten percent of BankUnited’s stockholder’s equity. BankUnited Trust 2005-1 is a trust established by a third party for the purpose of issuing securities arising from the securitization of one-to-four family residential mortgage loans originated by BankUnited. BankUnited Trust 2005-1 is not controlled by, or affiliated with BankUnited or any of its subsidiaries. The BankUnited Trust 2005-1 securities were carried at a fair value of $179.0 million and $230.5 million, respectively.

The following table sets forth information regarding the maturities of BankUnited’s investments and mortgage-backed securities available for sale as of September 30, 2007:

	As of September 30, 2007	Periods to Maturity from September 30, 2007 (1)
		Within 1 Year	1 Through 5 Years	5 Through 10 Years	Over 10 Years	Equity Securities
	(Dollars in thousands)
U.S. Government sponsored entity debt securities	$24,977	$24,977	$—	$—	$—	$—
Mortgage-backed securities (1)	916,223	274,742	503,540	113,578	24,363	—
Other (2)	162,398	3,284	7,873	2,872	107,191	41,178

Total	$1,103,598	$303,003	$511,413	$116,450	$131,554	$41,178

Weighted average yield (3)	5.49%	5.87%	5.46%	4.85%	4.93%	n/a

(1)	Maturities on mortgage-backed securities have been adjusted for anticipated pre-payments. See Gap Table in Item 7A. Quantitative and Qualitative Disclosure About Market Risk.
(2)	Includes trust preferred securities of other issuers, preferred stock of FHLMC and FNMA, mutual funds, and bonds.
(3)	Yields on tax exempt investments have not been computed on a tax equivalent basis.

Based on our internal model, estimated average duration of the mortgage-backed securities portfolio as of September 30, 2007 was 1.34 years. This duration is extended to 1.72 years in a hypothetical scenario which adds an instantaneous 100 basis points to market interest rates. Our model is based on assumptions which may often differ from their eventual outcome.

For additional information regarding BankUnited’s investments and mortgage-backed securities, see note (3) Investments and Mortgage-backed Securities Available for Sale to the Notes to Consolidated Financial Statements.

Loans.

Total net portfolio loans comprise the major earning asset of the Bank and increased to $12.6 billion at September 30, 2007 from $11.4 billion at September 30, 2006. Loans are centered in first mortgage residential loans, including at September 30, 2007 specialty consumer mortgages, that amounted to $10.7 billion and represented 85%, of the net loan portfolio and grew $1.0 billion, or 11%, from September 30, 2006.

Commercial real estate loans, including multi-family, construction, and land loans, increased by $56 million, or 5.5% during fiscal 2007. Commercial loans declined by $6 million, or 3.3%, and home equity loans and lines of credit increased by $65 million, or 18%. Other consumer loans declined by $1.6 million, or 9% during fiscal 2007.

The following table sets forth certain information with respect to the composition of the Bank’s loan portfolio, by collateral type, as of the dates indicated.

	As of September 30,
	2007		2006		2005		2004		2003
	Amount	Percent (1)	Amount	Percent (1)	Amount	Percent (1)	Amount	Percent (1)	Amount	Percent (1)
	(Dollars in thousands)
Real estate loans:
One-to-four family residential:
Residential mortgages	$9,996,086	79.6%	$8,967,323	78.6%	$5,999,713	74.7%	$4,058,858	70.9%	$2,653,515	67.4%
Specialty consumer mortgages	697,726	5.5%	694,590	6.1%	678,609	8.5%	688,711	12.0%	613,287	15.5%

Total one-to-four family residential	10,693,812	85.1%	9,661,913	84.7%	6,678,322	83.2%	4,747,569	82.9%	3,266,802	82.9%
Home equity loans and lines of credit	420,386	3.3%	355,822	3.1%	257,789	3.2%	150,323	2.6%	95,273	2.5%
Multi-family	120,058	1.0%	85,544	0.8%	111,444	1.4%	51,104	0.9%	32,583	0.8%
Commercial real estate	496,556	4.0%	413,637	3.6%	344,503	4.3%	267,127	4.7%	196,237	5.0%
Construction	146,557	1.2%	174,466	1.5%	87,113	1.1%	187,518	3.3%	132,778	3.4%
Land	303,294	2.4%	337,023	3.0%	235,829	2.9%	94,006	1.6%	27,569	0.7%

Total real estate loans	12,180,664	97.0%	11,028,405	96.7%	7,715,000	96.1%	5,497,647	96.0%	3,751,242	95.3%
Commercial	187,951	1.5%	194,269	1.7%	199,344	2.5%	167,786	2.9%	152,663	3.9%
Consumer	16,228	0.1%	17,809	0.2%	19,415	0.2%	19,454	0.3%	21,172	0.5%

Total loans held in portfolio	12,384,842	98.6%	11,240,483	98.6%	7,933,759	98.8%	5,684,887	99.2%	3,925,077	99.7%
Unearned deferred loan costs, premiums and discounts	235,454	1.9%	196,601	1.7%	119,588	1.5%	65,992	1.2%	36,806	0.9%
Allowance for loan losses (2)	(58,623)	(0.5)%	(36,378)	(0.3)%	(25,755)	(0.3)%	(24,079)	(0.4)%	(22,295)	(0.6)%

Total Loans held in portfolio, net	$12,561,672	100.0%	$11,400,706	100.0%	$8,027,592	100.0%	$5,726,800	100.0%	$3,939,588	100.0%

(1)	Percent is calculated using loans held in portfolio, net in the denominator.
(2)	The high ratio of allowance for loan losses to total loans receivable (loans held in portfolio before allowance for loan losses) in 2003 was due to a high level of charge-offs in the commercial loan portfolio.

During the first quarter of the 2007 fiscal year we shifted the focus of our residential loan originations to a Select-My-Payment product. This represented a shift from the last three years when we focused primarily on production of the monthly payment option ARM loan product which adjusts interest rates on a monthly basis but maintains a fixed minimum payment for a year and limits annual minimum required payment increases.

Our Select-My-Payment product is available with a fixed interest rate for a period of either three or five years and then becomes an adjustable rate loan. This is a payment option product. This loan generally requires a minimum cash payment of approximately 3% to 4% in interest per month. At month 37 or 61 depending on the fixed period, the loan payment is recast to be amortized over the remaining term. These payments will change every twelve months after the initial payment change date. There are 7.5% limitations on each payment increase, with the exception of the initial payout change, and each fifth subsequent change thereafter. If the monthly minimum payment is not sufficient to pay all the monthly interest, the unpaid interest may be deferred up to 115% of the original principal balance at any time during the life of the loan. Unlike monthly payment option loans the maximum possible deferred interest for the fixed rate period is determinable at origination.

The monthly adjustable payment option loans are indexed to the Monthly Treasury Average (MTA). The MTA index is the twelve-month moving average of the monthly average yields on U.S. Treasury securities with a constant maturity of one year. The twelve month look back period and averaging nature of MTA index results in a slower reaction to changes in short term interest rates on assets indexed to the MTA than on liabilities priced at the short term market rates. This lag, combined with fluctuations in interest earned when borrowers exercise their payment options, can produce volatility in the net interest margin.

In a rising interest rate environment, the lagging effect tends to reduce the net interest margin with improvement in the margin occurring as short-term interest rates level off or decline. The magnitude of the impact of lag on margin is a function of the size of the interest rate movement and frequency of change, while the timing of the lag is driven by the averaging of the index over a twelve-month period. Conversely, in a decreasing rate environment, this lagging effect tends to improve the net interest margin for the same reason.

Originations of residential loans including our specialty consumer mortgage product totaled $3.98 billion for fiscal 2007, down from $5.88 billion in 2006 due to various economic and market conditions.

As noted, we shifted our focus to the Select-My-Payment product in the first quarter of fiscal year 2007. This product constituted 16%, 56%, and 75% of our payment option loan originations for the second, third and fourth quarter of the fiscal year, respectively. As a result, for the quarter ended September 30, 2007, our monthly adjustable payment option production comprised only 14% of total loan production.

During the fourth quarter of fiscal 2007, in light of certain liquidity and credit events in the financial markets, we elected to limit the growth, and possibly decrease, the size of our residential loan balances. Accordingly, we further refined our production mix to originate a higher proportion of saleable product, particularly to FNMA and FHLMC as well as other conduits. These saleable products comprised approximately 30% of our fourth quarter production and its expected to be the majority of our production for the next several quarters.

The following table provides total one-to-four family loans, including loans held for sale, categorized between fixed rate mortgages and ARMs as of September 30, 2007 and September 30, 2006:

	As of September 30, 2007		As of September 30, 2006
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
One-to-four family residential loans:
Fixed rate loans	$1,499,757	13.8%	$1,273,240	13.1%
ARM loans:
Monthly payment option (1)	6,682,670	61.5	6,662,052	68.9
Select-My-Payment (1)	925,000	8.5	—	—
Non option ARM	1,761,253	16.2	1,736,163	18.0

Total ARM loans	9,368,923	86.2	8,398,215	86.9

Total one-to-four family residential loans, including loans held for sale (2)	$10,868,680	100.0%	$9,671,455	100.0%

(1)	As of September 30, 2007, payment option loans with a balance of $6.7 billion were negatively amortizing with approximately $270 million of their principal balances resulting from negative amortization. As of September 30, 2006, payment option loans with a balance of $5.0 billion were negatively amortizing with approximately $89 million of their principal balances resulting from negative amortization. These loans are subject to interest rate caps.
(2)	Excluding deferred costs, unearned discounts, premiums and allowance for loan losses.

For more information on the Bank’s payment option loans, see Lending Activities in Item 1. Business and Note (4) Loans Receivable to the Notes to Consolidated Financial Statements.

The characteristics of the payment option portfolio as of September 30, 2007 are as follows:

•	Payment option loans represented 61% of total loans (including loans held for sale and excluding unearned premiums, discounts and deferred loan costs);

•	$6.7 billion, or 89%, of the $7.6 billion in payment option loans had negative amortization of $270 million. This amount represents 3.55% of the total payment option loans outstanding;

•	The average loan-to-value (“LTV”) of the payment option portfolio at inception was 74% with the adjustment for coverage of mortgage insurance;

•	The average outstanding balance of a payment option loan in the portfolio, was $320 thousand; and

•	The average borrower credit score was 709.

Other significant characteristics of our total residential loan portfolio at September 30, 2007 included:

•	The average outstanding balance of a one-to-four family residential loan, was $287 thousand;

•

Forty-two percent of our one-to four family residential loans were underwritten based on borrower stated income and asset verification and an additional 9% were underwritten with no verification of either borrower income or assets; While these loans generally represent more risk than full documentation products we compensate by requiring higher credit scores, lower LTVs, lower-debt-to-income ratios and additional employment/ business information;

•	Fifty-six percent of our one-to-four family residential portfolio was concentrated in loans secured by properties located in the state of Florida.

•	The average LTV and credit score of the portfolio were 74% and 709 respectively.

The various risks of our loan portfolio are mitigated by our underwriting requirements, which include credit qualifications and loan to value ratios directly correlated to potential risk. In almost all circumstances, loans originated with loan to value ratios greater than 80% require the purchase of mortgage insurance. After an adjustment for the coverage of mortgage insurance, the average loan to value ratio of the residential loan portfolio at inception was 74%. The following table sets forth the credit scores of our one-to-four family residential portfolio at September 30, 2007:

CREDIT SCORES	2007
Below 620	0%
620 to 639	3
640 to 659	8
660 to 709	43
710 to 759	31
760 or Greater	15

Total	100%

The following table provides a detail of our one-to-four family residential loan portfolio by documentation type at September 30, 2007;

Attribute	FULL DOC EMPLOYMENT VERIFIED (2)	STATED INCOME / VERIFIED ASSETS EMPLOYMENT VERIFIED (2)	REDUCED DOC EMPLOYMENT VERIFIED (2)	NO DOC	Total
Total Portfolio(1)	$1,836,250	$4,233,866	$3,118,721	$934,023	$10,122,859
Percentage of Total Portfolio	18%	42%	31%	9%	100%
Weighted Average Credit Score of the Document Type	703	708	708	720	709
Percentage of the Document Type with Mortgage Insurance	11%	19%	26%	9%	18%
Weighted Average LTV Document Type (After MI Adjustment)	73.7%	74.5%	74.4%	73.8%	74.3%

One-to-four residential loans

(1)	Total one-to-four family residential portfolio balance excludes unearned discounts, premiums and deferred loan costs, specialty consumer mortgages and the allocation of loans in process
(2)	For these loans employment is verified and a reasonableness test is applied to the level of income noted to the type of position verified.

The following table provides a detail of our one-to-four family residential loans by year originated at September 30, 2007:

Vintage	Percent of Portfolio
2007	21%
2006	36%
2005	21%
2004	12%
2003 or prior	10%

The following table provides a detail of one-to-four family residential loans excluding unearned premiums and discounts, and deferred loan costs; and including both portfolio loans and loans held for sale:

	As of September 30,
	2007		2006
One-to-four family residential loans by state	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in millions)
Florida (1)	$6,033	55.50%	$5,998	62.03%
California	872	8.02	569	5.88
Arizona	668	6.15	491	5.08
Illinois	626	5.76	614	6.35
New Jersey	553	5.09	395	4.07
Virginia	475	4.37	406	4.20
Other (states with less than 4%)	1,642	15.11	1,198	12.39

Total one-to-four family residential loans	$10,869	100.00%	$9,671	100.00%

(1)	As of September 30, 2007, 58.22% of the collateral for Florida residential loans was located in the three southeastern counties of Miami-Dade, Broward and Palm Beach.

The following table provides a detail of total loans excluding unearned premiums and discounts, and deferred loan costs by state, including both portfolio loans and loans held for sale, for states with balances of 3.5% and higher. Non-residential loans are originated from the Florida lending offices.

	As of September 30,
	2007		2006
Total loans by state	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in millions)
Florida	$7,710	61%	$7,571	67%
California	872	7	569	5
Arizona	668	5	491	4
Illinois	626	5	614	5
New Jersey	553	4	395	4
Virginia	475	4	406	4
Other (states with less than 3.5%)	1,656	14	1,204	11

Total loans	$12,560	100%	$11,250	100%

As of September 30, 2007 approximately $11.9 billion, or 98.1% of loans excluding unearned premiums, discounts, deferred loan costs and allowance for loan losses, including loans held for sale, were secured by real property. Loans secured by properties in Florida were $7.7 billion, or 61% of all secured loans as of September 30, 2007, compared to $7.6 billion, or 67%, as of September 30, 2006. Due to this concentration, regional economic circumstances in Florida could affect the level of our non-performing loans. As of September 30, 2007, no other state represented more than 6.9% of our loan portfolio secured by real estate.

As of September 30, 2007 and 2006, approximately $1.5 billion, or 12%, and $1.6 billion, or 14%, respectively, of our loan portfolio consisted of first mortgage loans to non-resident aliens, all of which are secured by domestic property. The majority of these loans were secured by single-family residences located in Florida. Loans to non-resident aliens may involve a greater degree of risk than single-family residential mortgage loans to resident borrowers. The ability to obtain access to the borrower is more limited for non-resident aliens, as is the ability to attach or verify assets located in foreign countries. We have attempted to minimize these risks through our underwriting standards for such loans, including generally requiring more conservative loan-to-value ratios and qualification based on verifiable assets located in the United States.

The following table sets forth, as of September 30, 2007, the amount of portfolio loans including deferred loan costs, unearned premiums and discounts but excluding the allowance for loan losses, by category and anticipated principal repayments. These anticipated repayments are based on contractual maturities adjusted for an estimated rate of prepayments based on historical trends, current interest rates, types of loans and refinance patterns.

		Anticipated Repayments
	Outstanding at September 30, 2007	One Year or Less	After One Year through Five Years	After Five Years
	(Dollars in thousands)
Real estate loans:
One-to-four family residential	$10,920,847	$1,739,139	$7,907,626	$1,274,082
Home equity loans and lines of credit	315,135	42,599	106,512	166,024
Multi-family	120,058	20,004	63,979	36,075
Commercial real estate	504,073	130,388	169,477	204,208
Construction	141,574	72,512	62,399	6,663
Land	302,715	264,247	38,068	400

Total real estate loans	12,304,402	2,268,889	8,348,061	1,687,452

Commercial	189,609	120,969	60,479	8,161
Consumer	126,284	16,122	33,761	76,401

Total portfolio loans including unearned loan costs, premiums and discounts	$12,620,295	$2,405,980	$8,442,301	$1,772,014

FHLB stock and other earning assets

FHLB stock and other earning assets increased by $50 million, or 20%, from $255 million at September 30, 2006, to $305 million at September 30, 2007, primarily from net purchases of FHLB stock. FHLB stock must be purchased in proportion to advances received from the FHLB.

Mortgage servicing rights

Mortgage servicing rights increased by $372 thousand during fiscal 2007 from $20.3 million as of September 30, 2006, to $20.6 million as of September 30, 2007. Loans sold with servicing retained added $5.0 million to the mortgage servicing rights asset while amortization and impairment reduced it by $4.6 million. Loan sales of $892 million were made on a servicing released basis during fiscal 2007.

Liabilities

Deposits.

Deposits increased from $6.1 billion at September 30, 2006 to $7.1 billion at September 30, 2007 and funded 47% of BankUnited’s total assets at September 30, 2007. The majority of the deposit growth occurred in interest bearing deposits that increased by $1 billion. Core deposits, defined as checking, money market, and saving deposits, as well as time deposits of $100 thousand and less, reached $5.1 billion as of September 30, 2007 and represented 72% of total deposits.

FHLB advances.

FHLB advances increased from $5.2 billion at September 30, 2006 to $6.2 billion at September 30, 2007 and funded 41% of BankUnited’s total assets at September 30, 2007. The maturity of advances is managed by BankUnited as part of its asset and liability management process.

Trust Preferred Securities and Subordinated Debentures

Trust preferred securities and subordinated debentures increased by $41 million securities and from $196 million at September 30, 2006 to $237 million at September 30, 2007. BankUnited operates wholly-owned trust subsidiaries for the purpose of issuing trust preferred securities and investing the proceeds from the sale thereof in junior subordinated deferrable interest debentures issued by BankUnited. The carrying amount of trust preferred securities and subordinated debentures in BankUnited’s Consolidated Statement of Financial Condition was $237 million as of September 30, 2007, and represented trust preferred securities issued by its consolidated trust subsidiary and the subordinated debentures issued by BankUnited to its non-consolidated trust subsidiaries.

HiMEDS equity units.

During the third fiscal quarter of 2007, BankUnited raised $184 million through the sale of 3,680,000 6.75% HiMEDS equity units, which require holders to purchase common equity by May 2010 at a price in the range of $23.40 to $32.76.

Junior subordinated debentures.

On September 28, 2007, BankUnited issued $12.5 million principal amount of junior subordinated debentures due on December 15, 2017. The debentures bear an annual floating rate equal to 3-month LIBOR plus 3%.

Securities sold under agreements to repurchase. Securities sold under agreements to repurchase (repos) decreased from $1.1 billion at September 30, 2006 to $143 million at September 30, 2007.

Asset Quality

At September 30, 2007, non-performing assets totaled $208.6 million, as compared to $21.5 million at September 30, 2006 and $8.9 million at September 30, 2005. Expressed as a percentage of total assets, non-performing assets were 1.39% as of September 30, 2007 as compared to 0.16% as of September 30, 2006 and 0.08% as of September 30, 2005. The increase in the level of non-performing assets reflects industry trends as well as the downturn in economic conditions and housing markets, particularly in certain geographic areas that have suffered price decreases. The overall level of non-performing assets is expected to increase in fiscal 2008.

Non-performing loans consist of (i) non-accrual loans; (ii) accruing loans more than 90 days contractually past due as to interest or principal and (iii) loans that have been restructured because of deterioration in the financial condition of the borrower. Generally, we place loans on non-accrual status when more than four missed payments in accordance with the OTS guidelines. When a loan is placed on non-accrual status, we reverse all accrued and uncollected interest since the last payment.

The following table sets forth information concerning our non-performing assets at the dates indicated:

	September 30,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Non-accrual loans (1)	$180,810	$20,740	$8,391	$15,523	$37,080
Restructured loans (2)	—	—	—	367	306
Accruing loans more than 90 days past due as to interest or principal	23	—	—	2	276

Total non-performing loans	180,833	20,740	8,391	15,892	37,662
Non-accrual tax certificates	—	—	—	69	334
Real estate owned (3)	27,732	729	542	1,611	4,290

Total non-performing assets	$208,565	$21,469	$8,933	$17,572	$42,286

Allowance for losses on tax certificates	$—	$—	$—	$65	$355
Allowance for loan losses	58,623	36,378	25,755	24,079	22,295

Total allowance	$58,623	$36,378	$25,755	$24,144	$22,650

Non-performing assets as a percentage of total assets	1.39%	0.16%	0.08%	0.20%	0.59%
Non-performing loans as a percentage of total loans (4)	1.43%	0.18%	0.10%	0.27%	0.89%
Allowance for loan losses as a percentage of total loans (4)	0.46%	0.32%	0.32%	0.42%	0.52%
Allowance for loan losses as a percentage of non-performing loans	32.42%	175.40%	306.94%	151.52%	59.20%
Net charge-offs (recoveries) as a percentage of average total loans	0.08%	(0.002)%	0.03%	0.05%	0.08%

(1)	Gross interest income that would have been recorded on non-accrual loans had they been current in accordance with original terms was $8.1 million for the year ended September 30, 2007. The amount of interest income on such non-accrual loans included in interest income for the year ended September 30, 2007, was $6.8 million.
(2)	All restructured loans were accruing.
(3)	We are not aware of any significant liability related to real estate owned (“REO”) or loans that may be foreclosed. Includes $50 thousand of repossessed property other than REO.
(4)	Based on balances prior to deductions for allowance for loan losses.

The following table presents the changes in our non accruing loans during fiscal 2007:

	Total Loans
	Dollar Amount	Number of Loans
	(Dollars in thousands)
Non-accruing loans at September 30, 2006	$20,740	72
Loans placed on non accrual status	252,147	833
Loans past due 90 days and still accruing (1)	493	3
Foreclosed loans transferred to REO	(34,528)	(100)
Loan amounts charged off	(3,210)	(29)
Loan settled with investment security	(1,200)	(1)
Loans returned to accrual status or paid in full (2)	(53,609)	(190)

Non-accruing loans at September 30, 2007	$180,833	588

(1)	Includes three commercial loans guaranteed by a federal government agency.
(2)	Includes $470 thousand of payments on loan guaranteed by the federal government mentioned in the above footnote (1).

The following table presents the changes in our REO during fiscal 2007:

	Total Properties
	Dollar Amount	Number of Properties
	(Dollars in thousands)
Properties at September 30, 2006	$729	3
Transfers from loan portfolio at estimated net realizable value (after charge-off) (1)	30,576	104
Repossessed assets other than REO	50	—
Loss on sale of REO	(170)	—
Sales (2)	(3,453)	(13)

Total Properties at September 30, 2007 (3)	$27,732	94

(1)	Includes properties that we acquired before loans were in non-accruing status, net of $4.9 million charge- offs.
(2)	Dispositions net of additional write-offs.
(3)	Of the total $27.7 million in REO at September 30, 2007, approximately $9.2 million had $1.2 million in mortgage insurance coverage.

We maintain a valuation allowance for loans to provide for losses inherent in our portfolio. We evaluate the adequacy of this allowance on a quarterly basis to maintain the allowance at levels sufficient to provide for inherent losses at that quarter. Our risk management department performs internal assessments on asset categories which are then evaluated by our loss allowance methodology. Estimates for loan losses are made by analyzing historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan administration and resolution, the views of our regulators, changes in the size of the portfolio and peer group information. An increase in the provision for fiscal 2007 was deemed appropriate because of the following trends:

•

The continued weakening and uncertainty in certain residential real estate markets including declines in prices which have been exacerbated by continuing builder price reductions in our primary markets;

•	The weak performance of the 2006 vintage of residential loans which continue to under-perform compared to other vintages; and

•

The continued increase in capitalized interest balances on negative amortizing loans. As more borrowers near their limit of negative amortization permitted under the terms of their loans, the greater the increase in probability that their loan payment will increase, causing a potential for increased nonperforming assets.

The following table sets forth information regarding our allowance for loan losses for the years ended September 30, as indicated:

	2007	2006	2005	2004	2003
	(In thousands)
Allowance for loan losses (balance at beginning of period)	$36,378	$25,755	$24,079	$22,295	$20,293
Provision for loan losses	31,500	10,400	3,800	5,025	5,425
Loans charged-off:
One-to-four family residential mortgages	(5,347)	(130)	(972)	(360)	(654)
Home equity loans and lines of credit	(620)	(241)	(572)	(11)	(80)
Commercial real estate	—	—	—	(298)	(469)
Land (1)	(2,651)	—	—	—	—
Commercial	(2,425)	(902)	(1,527)	(2,381)	(2,205)
Consumer	(7)	—	(118)	(60)	(145)

Total loans charged-off	(11,050)	(1,273)	(3,189)	(3,110)	(3,553)

Recoveries:
One-to-four family residential (2)	1,407	—	—	192	—
Home equity loans and line of credit	73	—	43	3	2
Commercial real estate	—	—	298	—	—
Commercial	306	1,482	705	227	107
Consumer	9	14	19	46	21

Total recoveries	1,795	1,496	1,065	468	130

Reclassification of letter of credit reserve to other liabilities	—	—	—	(599)	—

Allowance for loan losses (balance at end of period)	$58,623	$36,378	$25,755	$24,079	$22,295

(1)	This charge-off relates to a loan sale transaction on a troubled commercial real estate loan with a balance of $14.3 million, which was never in non-accrual status, and therefore it was not included in the nonaccruing loans roll forward of fiscal year 2007 previously disclosed.
(2)	Fiscal 2007 included $1.4 million in payments from mortgage insurance companies for claims.

The following table sets forth the allocation of the general allowance for loan losses by category of loans held in portfolio at the dates indicated.

	September 30,
	2007		2006		2005
	Amount	% of Loans in Each Category to Total Loans(1)	Amount	% of Loans in Each Category to Total Loans(1)	Amount	% of Loans in Each Category to Total Loans(1)
	(Dollars in thousands)
Balance at end of period applicable to:
One-to-four family residential	$26,787	86.5%	$9,558	85.9%	$6,356	84.2%
Home equity loans and lines of credit	6,850	3.3	3,971	3.2	2,909	3.3
Multi-family residential	960	1.0	684	0.8	891	1.4
Commercial real estate	8,092	4.0	6,316	3.7	3,076	4.3
Construction	1,173	1.2	1,396	1.5	697	1.1
Land	2,426	2.4	2,696	3.0	1,886	3.0
Commercial	4,331	1.5	7,613	1.7	7,161	2.5
Consumer	880	0.1	785	0.2	843	0.2
Unallocated (2)	7,124	N/A	3,359	N/A	1,936	N/A

Total allowance for loan losses	$58,623	100.0%	$36,378	100.0%	$25,755	100.0%

	September 30,
	2004		2003
	Amount	% of Loans in Each Category to Total Loans(1)	Amount	% of Loans in Each Category to Total Loans(1)
	(Dollars in thousands)
Balance at end of period applicable to:
One-to-four family residential	$4,889	83.5%	$3,807	83.2%
Home equity loans and lines of credit	2,608	2.6	1,845	2.5
Multi-family residential	409	0.9	358	0.8
Commercial real estate	2,706	4.7	4,166	5.0
Construction	1,500	3.3	1,461	3.4
Land	752	1.7	303	0.7
Commercial	7,140	3.0	8,128	3.9
Consumer	331	0.3	570	0.5
Unallocated (2)	3,744	N/A	1,657	N/A

Total allowance for loan losses	$24,079	100.0%	$22,295	100.0%

(1)	Excluding loans held for sale.
(2)	The unallocated component of the allowance for long losses reflects management’s evaluation of conditions that are not directly attributable to credit risks, inherent in specific loan products (due to the imprecision that is inherent in credit loss estimation techniques). The conditions evaluated in connection with the unallocated allowance include national and local economic trends and conditions, industry conditions, recent loan portfolio performance, loan growth and concentrations, changes in underwriting criteria, and the regulatory and public policy environment.

Management believes that the allowance for loan losses of $58.6 million as of September 30, 2007 was adequate given the strength of our collateral position and the attention given to loan review and classifications. There can be no assurance that additional provisions for loan losses will remain at the level recorded in fiscal 2007. BankUnited anticipates that provisions for loan losses may be made at higher levels during fiscal 2008 than in prior years, in light of increasing non-performing assets, industry trends and real estate market conditions.

For more information on our Allowance for Loan Losses, see Note (1) Summary of Significant Accounting Policies (e) Allowance for Loan Losses, and Note (4) Loans Held in Portfolio to the Notes to Consolidated Financial Statements.

Comparison of Operating Results for the Fiscal Years Ended September 30, 2007 and 2006

General

Net income of $81.4 million for the year ended September 30, 2007 reflected a decrease of $2.5 million, or 3%, from net income for the year ended September 30, 2006. Basic and diluted earnings per share were $2.25 and $2.14, respectively, for the fiscal year 2007 as compared to $2.43 and $2.30, respectively, for the 2006 fiscal year.

The following table is a condensed version of BankUnited’s Consolidated Statement of Operations for the periods presented.

	For the twelve months ended September 30,		Change
	2007	2006	$	%
	(In thousands, except per share amounts)
Net interest income	$323,593	$250,442	$73,151	29.2%
Provision for loan losses	31,500	10,400	21,100	202.9%
Non-interest income	32,647	35,694	(3,047)	(8.5)%
Non-interest expense	201,059	150,193	50,866	33.9%

Income before taxes	123,681	125,543	(1,862)	(1.5)%
Income taxes	42,302	41,668	634	1.5%

Net income	$81,379	$83,875	$(2,496)	(3.0)%

Basic earnings per share	$2.25	$2.43	$(0.18)	(7.4)%
Diluted earnings per share	$2.14	$2.30	$(0.16)	(7.0)%

Net Interest Income

Yields Earned and Rates Paid. The following table sets forth certain information relating to the categories of BankUnited’s interest-earning assets and interest-bearing liabilities for the periods indicated. All yield and rate information is calculated on an annualized basis by dividing the income or expense item for the period by the average balances during the period of the appropriate balance sheet item. Net interest margin is calculated by dividing net interest income by average interest-earning assets. Net interest spread is the difference between the yield earned on average interest earning assets and the rate paid on average on interest bearing liabilities. Non-accrual loans are included for the appropriate periods, whereas recognition of interest on such loans is discontinued and any remaining accrued interest receivable is reversed, in conformity with generally accepted accounting principles and federal regulations. The yields and net interest margins appearing in the following table have been calculated on a pre-tax basis.

	For the Year Ended September 30,
	2007			2006			2005
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	$12,092,457	$876,848	7.25%	$9,813,390	$623,792	6.36%	$6,966,539	$345,005	4.95%
Mortgage-backed securities	1,068,820	50,711	4.74%	1,415,239	62,377	4.41%	1,696,874	64,265	3.79%
Short-term investments (2)	63,027	3,268	5.18%	27,685	1,295	4.68%	21,574	588	2.73%
Investment securities and FHLB stock	502,594	28,143	5.60%	511,309	26,044	5.09%	481,839	21,018	4.36%

Total interest-earning assets	13,726,898	958,970	6.99%	11,767,623	713,508	6.06%	9,166,826	430,876	4.70%

Interest-bearing liabilities:
Transaction and money market	513,315	16,866	3.29%	393,246	8,954	2.28%	391,271	5,482	1.40%
Savings	1,456,083	66,580	4.57%	1,279,420	47,838	3.74%	960,850	21,096	2.20%
Certificates of deposit	4,325,561	218,889	5.06%	3,374,203	143,178	4.24%	2,326,411	71,735	3.08%
Trust preferred securities and subordinated debentures (3)	243,791	20,552	8.43%	195,581	15,700	8.03%	190,753	12,942	6.78%
Senior notes (4) (5)	198,415	9,920	5.00%	120,000	4,284	3.57%	120,000	4,278	3.57%
FHLB advances and other borrowings (3)	6,025,031	302,570	5.02%	5,582,749	243,112	4.35%	4,547,922	152,878	3.36%

Total interest-bearing liabilities	$12,762,196	$635,377	4.98%	$10,945,199	$463,066	4.23%	$8,537,207	$268,411	3.14%

Excess of interest-earning assets over interest-bearing liabilities	$964,702			$822,424			$629,619

Net interest income		$323,593			$250,442			$162,465

Interest rate spread			2.01%			1.83%			1.56%

Effect of non-interest bearing sources			0.35%			0.30%			0.21%

Net interest margin			2.36%			2.13%			1.77%

Ratio of interest-earning assets to interest-bearing liabilities	107.56%			107.51%			107.37%

Note:The	yields and rates along with the corresponding interest rate spread and net interest margin represent the yields earned and rates paid on BankUnited’s interest-earning assets and interest-bearing liabilities, respectively, for the periods presented. Loan yields reflect any acceleration of premium amortization or discount accretion resulting from early repayment of loans during the year. The yields are calculated on a per-tax basis.
(1)	Includes average balances of loans held for sale of $137.6 million, $152.8 million and $18.5 million for the years ended September 30, 2007, 2006 and 2005, respectively. Interest income arising from loans held for sale is included in interest on loans and fees in BankUnited’s consolidated statement of operations, as well as BankUnited’s calculations of interest rate spread and net interest margin. Also includes average balances of non-accruing loans of $87.7 million, $11.8 million and $14.4 million for the years ended September 30, 2007, 2006 and 2005, respectively.

(2)	Short-term investments include FHLB overnight deposits, federal funds sold, securities purchased under agreements to resell, and certificates of deposit.
(3)	Average balances include adjustments related to fair value hedges with interest rate swaps and caps. For more information see note (10) Accounting for Derivatives and Hedging Activities to Notes to Consolidated Financial Statements.
(4)	Includes convertible senior notes issued in February and March of 2004, and senior notes outstanding up until February 2004, which matured at that time. Rates on these instruments differ from contractual terms due to the amortization of deferred cost.
(5)	Includes HIMEDS Units senior notes.

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

	Year Ended September 30, 2007 v 2006			Year Ended September 30, 2006 v 2005
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Changes in Volume	Changes in Rate	Total Increase (Decrease)	Changes in Volume	Changes in Rate	Total Increase (Decrease)
	(Dollars in thousands)
Interest income attributable to:
Loans receivable, net (1)	$140,227	$112,829	$253,056	$139,129	$139,658	$278,787
Mortgage-backed securities	(15,268)	3,603	(11,665)	(10,666)	8,778	(1,888)
Short-term investments (2)	1,653	319	1,972	167	540	707
Investment securities and FHLB stock	(82)	2,182	2,100	981	4,044	5,025

Total interest-earning assets	126,530	118,933	245,463	129,611	153,020	282,631

Interest expense attributable to:
Transaction and money market	2,734	5,178	7,912	28	3,445	3,473
Savings	6,605	12,137	18,742	6,995	19,747	26,742
Certificates of deposit	40,370	35,341	75,711	32,308	39,135	71,443
Trust preferred securities and subordinated debentures (3)	3,870	982	4,852	327	2,431	2,758
Senior notes (4)	2,799	2,837	5,636	—	6	6
FHLB advances and other borrowings (3)	19,260	40,198	59,458	34,785	55,449	90,234

Total interest-bearing liabilities	75,638	96,673	172,311	74,443	120,213	194,656

Increase in net interest income	$50,892	$22,260	$73,152	$55,168	$32,807	$87,975

(1)	Includes interest earned on loans held for sale.
(2)	Short term investments include FHLB overnight deposits, federal funds sold, securities purchased under agreements to resell, and certificates of deposit.
(3)	Includes the effect of interest rate swaps and caps. See Note (10 Accounting for Derivatives and Hedging Activities to Notes to Consolidated Financial Statements.
(4)	Includes interest expense on convertible senior notes issued in February and March 2004, and interest expense on senior notes outstanding up until February 2004, which matured at that time.

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

Net interest income before provision for loan losses was $323.6 million for the year ended September 30, 2007. This represents an increase of $73.2 million, or 29%, over the $250.4 million reported for the same period in 2006. The net interest margin improved in fiscal year 2007 to 2.36% from 2.13% for fiscal year 2006. The overall yield on interest earning assets increased by 93 basis points, while the overall rates paid on interest bearing liabilities increased by 75 basis points, resulting in an improvement in the interest rate spread of 18 basis points for fiscal 2007 as compared to fiscal year 2006. Interest income on loans includes deferred interest on payment option loans where periodic payments do not cover the amount of interest earned contractually and where the uncollected interest is added to the principal balance of the loans. Deferred interest resulting in negative amortization, where the loan balance exceeds the original loan balance amounted to $270 million at September 30, 2007 compared to $89 million at September 30, 2006. The amount of deferred interest has remained relatively constant over the last few quarters as interest rates remained relatively stable. Generally, the generation of negative amortization grows as interest rates increase, slows as interest rates stabilize and reduces as interest rates decrease and pre-payments rise.

The improvement in net interest income and net interest margin is attributable to the growth in earning assets, the change in earning asset mix, the improved spread between earning assets and interest bearing liabilities, and faster repricing of ARM loans than deposits. Average earning assets for fiscal 2007 increased by $2.0 billion, or 17%, from the preceding fiscal year. Growth was centered in higher yield average loans that represent 88% of earning assets in the current fiscal year as compared to 83% in the fiscal year ended September 30, 2006.

The net interest spread rose to 2.01% for fiscal 2007 from 1.83% for fiscal 2006. The change in net interest income, net interest spread and net interest margin is almost entirely attributable to improving yield on loans exceeding the increased cost of interest bearing liabilities and to the increase in loan volume exceeding the overall earning asset growth.

Other factors affecting the yield improvement on assets include prepayment fees that increased from $14.3 million in fiscal 2006 to $22.2 million in the fiscal year ended September 30, 2007.

Prepayments on residential mortgage loans reduce loan interest income as the net deferred cost amortization is accelerated with the prepayment. For the year ended September 30, 2007, the constant prepayment rate (“CPR”) was 15.6% as compared to 16.4% for the year ended September 30, 2006. The slower prepayment rate also contributed to the increase in the net interest margin for the year.

Provision for Loan Losses

The provision for loan losses totaled $31.5 million for fiscal 2007 representing an increase from the $10.4 million for fiscal 2006. The increase reflects negative market trends in the overall general mortgage market including decreasing housing prices as well as trends in our non-performing loans for certain vintages and geographic markets. Non-performing loans increased from $20.7 million at September, 30 2006 to $180.8 million at September 2007. Also, to a lesser extent the provision represents a proportional increase in net charge offs and portfolio growth. Net charge-offs were $9.3 million for fiscal year 2007 as compared to net recoveries for fiscal 2006 of $0.2 million. See discussion in Overview, Asset Quality and Note (4) Loans Held in Portfolio to the Consolidated Financial Statements for information on BankUnited’s allowance for loan losses.

Non-interest Income

The following table provides a comparison for each of the categories of non-interest income for the years ended September 30, 2007 and 2006.

	For the Years Ended September 30,
	2007	2006	Change
	(Dollars in thousands)
Non-interest income:
Loan servicing fees	$6,998	$7,139	$(141)	(2.0)%
Amortization of mortgage servicing rights	(3,329)	(3,594)	265	7.4
Impairment of mortgage servicing rights	(1,293)	(1,036)	(257)	(24.8)
Loan fees	5,315	3,407	1,908	56.0
Deposit fees	5,904	5,348	556	10.4
Other fees	2,832	2,868	(36)	(1.3)
Net loss on sale of investments and mortgage-backed securities	(524)	—	(524)	(100.0)
Other-than-temporary impairment on investment securities	(5,844)	(400)	(5,444)	(1,361.0)
Net gain on sale of loans and other assets	9,752	13,271	(3,519)	(26.5)
Insurance and investment services income	5,360	3,720	1,640	44.1
Loss on swaps	(327)	(1,657)	1,330	(80.3)
Other	7,843	6,628	1,215	18.3

Total non-interest income	$32,647	$35,694	$(3,047)	(8.5)%

Total non-interest income of $32.6 million for fiscal 2007 reflects a decrease of $3.0 million, or 8.5% from fiscal 2006.

We recognized a $5.8 million other-than-temporary impairment on four investment securities which we did not anticipate holding until full cost recovery; $1.3 million on a preferred equity security, $3.7 million on two mutual fund investments and a $0.8 million on an investment security. The other-than-temporary impairment was $400 thousand in fiscal 2006.

Net gain on the sale of loans of $9.8 million for fiscal 2007 represented a $3.5 million decrease from the gain reported for fiscal 2006 and reflected the decline in secondary market demand for loans during fiscal 2007. For the twelve months ended September 30, 2007, we sold $852 million of adjustable rate loans to private label conduits compared to $1.4 billion for the twelve months ended September 30, 2006. A disruption in the secondary market for these loans late in fiscal 2007 was the primary factor for the decline. However, we continue to successfully originate fixed and adjustable loan products for sale in the secondary market to the government sponsored entities and other conduits. For the twelve months ended September 30, 2007, we sold $30,855 of fixed rate loans to the government sponsored entities compared to $163,288 for the twelve months ended September 30, 2006.

Loan servicing fee income, net of amortization and impairment decreased to $2.4 million in fiscal 2007 from $2.5 million in fiscal year 2006 as the average loans serviced for others remained constant.

Non-Interest Expense

The following table provides a comparison for each of the categories of non-interest expense for the years ended September 30, 2007 and 2006:

	For the Years Ended September 30,
	2007	2006	Change
	(Dollars in thousands)
Non-interest expenses:
Employee compensation and benefits	$103,244	$76,211	$27,033	35.5%
Occupancy and equipment	39,003	29,572	9,431	31.9
Telecommunications and data processing	12,569	10,192	2,377	23.3
Professional fees	7,368	6,506	862	13.2
Advertising and promotion expense	8,389	6,945	1444	20.8
Other operating expenses	30,486	20,767	9,719	46.8

Total non-interest expenses	$201,059	$150,193	$50,866	33.9%

Non-interest expense increased by $50.9 million, or 33.9%, from the 2006 fiscal year to the 2007 fiscal year. This increase reflects the continued expansion of our branch network, operations and support areas. Additional expenses incurred during fiscal 2007 included those associated with default administration. Given the lower anticipated growth in the number of branches during fiscal 2008, these expenses are expected to continue to increase but at lower rate in fiscal 2008. The increase in employee compensation and benefits of $27.0 million, or 35.5%, in fiscal 2007 mainly reflects the addition of ten branches and two loan origination offices, as well as a smaller credit for FASB 91 loan origination costs due to lower residential production. The increase in other operating expenses of $9.7 million, or 46.8%, in fiscal 2007 include an increase of $2.5 million in FDIC premiums, $513 thousand in general insurance, $531 thousand in postage and courier.

Provision for Income Taxes

BankUnited’s overall effective tax rates for fiscal 2007 and 2006 are below the federal tax rate of 35.0% as a result of tax savings strategies. The effective income tax rate was 34.2% for fiscal 2007 compared to 33.2% for 2006. Lower tax exempt income in fiscal 2007 contributed to the higher effective tax rate. See Item 1. Business—Income Taxes, and notes (1) Summary of Significant Accounting Policies—(o) Income Taxes, and (14) Income Taxes to the Notes to Consolidated Financial Statements.

Comparison of Operating Results for the Fiscal Years Ended September 30, 2006 and 2005

General

Net income for the year ended September 30, 2006 of $83.9 million reflected an increase of $56.3 million, or 205% from net income for year ended September 30, 2005. Basic and diluted earnings per share were $2.43 and $2.30, respectively, for the 2006 fiscal year as compared to $0.90 and $0.85 for the 2005 fiscal year.

Earnings for fiscal 2005 included the impact of an early extinguishment of FHLB advances, which decreased after-tax net income by $24.2 million.

Net Interest Income (Refer to Yields Earned and Rates Paid and Rate/Volume Analysis tables in Comparison of Operating Results for the Fiscal Years Ended September 30, 2007 and 2006)

Net Interest Income. Net interest income is the most significant component of our revenue. Our ability to grow net interest income is dependent on loan demand, our ability to raise deposits and obtain borrowing facilities. Movements in interest rates and pricing pressure from competitors can have a significant impact on our balance sheet volume and net interest income. BankUnited manages net interest income through its asset and liability management practices.

Net interest income before provision for loan losses was $250.4 million for the year ended September 30, 2006. This represents an increase of $87.9 million, or 54%, over the $162.5 million reported for the same period in 2005. The net interest margin improved in fiscal year 2006 to 2.13% from 1.77% for fiscal year 2005. The overall yield on interest earning assets increased by 136 basis points, while the overall rates paid on interest bearing liabilities increased by 109 basis points, resulting in an improvement in the interest rate spread of 27 basis points for fiscal 2006 as compared to fiscal year 2005.

Interest income on loans includes deferred interest on payment option loans where periodic payments do not cover the amount of interest earned contractually and where the uncollected interest is added to the principal balance of the loans. Deferred interest resulting in negative amortization, where the loan balance exceeds the original loan balance amounted to $77.3 million for the year ended September 30, 2006.

The improvement in net interest income and net interest margin is attributable to the growth in earning assets, the change in earning asset mix, the improved spread between earning assets and interest bearing liabilities, and faster repricing of ARM loans than deposits. Average earning assets for fiscal year 2006 increased by $2.6 billion, or 28%, from the preceding fiscal year. Growth was centered in higher yield average loans that represent 83% of earning assets in the current fiscal year as compared to 76% in the fiscal year ended September 30, 2005.

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

Non-interest Income

The following table provides a comparison for each of the categories of non-interest income for the years ended September 30, 2006 and 2005.

	For the Years Ended September 30,
	2006	2005	Change
	(Dollars in thousands)
Non-interest income:
Loan servicing fees	$7,139	$3,357	$3,782	112.7%
Amortization of mortgage servicing rights	(3,594)	(3,673)	79	2.2
Impairment of mortgage servicing rights	(1,036)	(130)	(906)	696.9
Loan fees	3,407	2,506	901	36.0
Deposit fees	5,348	4,422	926	20.9
Other fees	2,868	2,266	602	26.6
Net gain on sale of investments and mortgage-backed securities	—	3,742	(3,742)	(100.0)
Net gain on sale of loans and other assets	13,271	2,370	10,901	460.0
Insurance and investment services income	3,720	4,284	(564)	(13.2)
Loss on swaps	(1,657)	(1,369)	(288)	21.0
Other	6,228	5,330	898	16.8

Total non-interest income	$35,694	$23,105	$12,589	54.5%

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

Other categories of non-interest income, excluding insurance and investment services, reflected a combined increase of $3.3 million, or 22.9%, in fiscal year 2006 as compared to fiscal year 2005.

Non-interest Expense

The following table provides a comparison for each of the categories of non-interest expense for the years ended September 30, 2006 and 2005:

	For the Years Ended September 30,
	2006	2005	Change
	(Dollars in thousands)
Non-interest expenses:
Employee compensation and benefits	$76,211	$51,817	$24,394	47.1%
Occupancy and equipment	29,572	24,379	5,193	21.3
Telecommunications and data processing	10,192	7,030	3,162	45.0
Professional fees	6,506	5,556	950	17.1
Advertising and promotion expense	6,945	5,579	1,366	24.5
Extinguishment of debt	—	35,814	(35,814)	(100.0)
Other operating expenses	20,767	13,680	7,087	51.8

Total non-interest expenses	$150,193	$143,855	$6,338	4.4%

Non-interest expense increased by $6.3 million, or 4.4%, from fiscal year 2005 to fiscal year 2006. Excluding a $35.8 million prepayment fee on FHLB debt, non-interest expense for fiscal year 2005 was $108.0 million. Non-interest expense for fiscal year 2006 increased 39% from the prior fiscal year, excluding the FHLB prepayment fees. This increase reflects the company’s continued expansion of its branch network, operations and support areas. The increase in compensation expense includes an increase of $9.9 million in commissions and performance-based compensation and also reflects the implementation of SFAS No. 123R with a total increase in share-based compensation of $2.7 million from the fiscal year ended September 30, 2005. Given the anticipated growth in the number of branches during 2007, these expenses are expected to continue to increase in fiscal 2007.

Provision for Income Taxes

BankUnited’s overall effective tax rates for fiscal 2006 and 2005 are below the federal tax rate of 35.0% as a result of tax savings strategies. The effective income tax rate was 33.2% for fiscal 2006 compared to 27.4% for 2005. The increase in the effective rate from fiscal 2005 to fiscal 2006 resulted from the impact of FHLB debt extinguishment transactions, which reduced taxable income in fiscal 2005 while the amount of non-taxable income increased during the fiscal 2005. Higher taxable income in 2006 also contributed to the higher effective tax rate. See Item 1. Business—Income Taxes, and notes (1) Summary of Significant Accounting Policies—(o) Income Taxes, and (14) Income Taxes to the Notes to Consolidated Financial Statements.

Related Party Transactions

See note (16) Related Party Transactions to the Notes to Consolidated Financial Statements.

Selected Quarterly Financial Data

Set forth below is selected quarterly data for the fiscal years ended September 30, 2007 and 2006.

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except for per share data)
Net interest income	$78,795	$82,340	$81,979	$80,478
Provision for loan losses (1)	4,000	4,000	4,400	19,100
Non-interest income	11,590	10,153	8,340	2,565
Non-interest expense	45,047	51,326	50,496	54,189

Income before taxes and preferred stock dividends	41,338	37,167	35,423	9,754
Income taxes	13,970	12,763	12,214	3,356

Net income before preferred stock dividends	27,368	24,404	23,209	6,398
Preferred stock dividends	135	133	133	141

Net income applicable to common stock	$27,233	$24,271	$23,076	$6,257

Basic earnings per share	$0.75	$0.67	$0.65	$0.18
Diluted earnings per share	$0.71	$0.64	$0.62	$0.17

High bid quoted on Nasdaq	$28.38	$28.79	$24.46	$20.48
Low bid quoted on Nasdaq	$24.25	$19.92	$19.99	$13.64

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except for per share data)
Net interest income	$51,313	$59,753	$66,795	$72,581
Provision for loan losses	2,300	2,300	1,200	4,600
Non-interest income	7,672	7,413	10,494	10,115
Non-interest expense	32,432	35,372	40,195	42,194

Income (loss) before taxes, and Preferred stock dividends	24,253	29,494	35,894	35,902
Income taxes	8,078	9,806	12,069	11,715

Net income (loss) before preferred stock dividends	16,175	19,688	23,825	24,187
Preferred stock dividends	118	118	118	119

Net income (loss) applicable to common stock	$16,057	$19,570	$23,077	$24,068

Basic earnings (loss) per share	$0.53	$0.57	$0.65	$0.66
Diluted earnings (loss) per share	$0.50	$0.54	$0.62	$0.63

High bid quoted on Nasdaq	$27.64	$28.86	$32.00	$31.82
Low bid quoted on Nasdaq	$20.18	$25.89	$26.27	$24.49

(1)	The increase in provision for loan losses in the fourth fiscal quarter was the result of management’s continual analysis and assessment of the inherent losses in our loan portfolio. During the quarter, the Company experienced an elevated level of non-performing assets, and charge-offs. These trends have been evaluated and incorporated in the allowance for loan loss evaluation and resulted in an increased provision.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk.

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

The matching of the repricing characteristics of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring an institution’s interest rate sensitivity gap. An asset or liability is said to be interest rate sensitive within a specific time period if it will contractually mature or reprice, or if by management assumption, it is likely to be impacted by prepayments, run-off, early withdrawal, or other such forces which can impact the timing and amount of a given financial instrument’s cash flows. An interest rate sensitivity gap is the difference between the amount of interest-earning assets anticipated to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated to mature or reprice within that same period. A gap is considered to be positive when the amount of interest rate sensitive assets maturing or repricing within a specific time frame exceeds the amount of interest rate sensitive liabilities maturing or repricing within that same time frame. Conversely, a gap is considered to be negative when, within a given period of time, the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period where the general level of interest rates is rising, a bank with a negative gap over that period is likely to experience a decline in net interest income; while a bank with a positive gap will typically experience an increase in net interest income. During fiscal 2007 we transitioned the production of payment option loans from those that are monthly adjustable to a product that carries a fixed rate for three or five years and has funded this growth with liabilities of similar duration.

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

Embedded Options. As of September 30, 2007, a substantial portion of BankUnited’s loans and mortgage-backed securities consist of mortgage loans that contain an embedded option allowing borrowers to repay all, or a portion of, their loan prior to maturity. The existence of this embedded prepayment option can adversely impact BankUnited’s financial performance. In general, fixed rate securities tend to exhibit an increase in market value when the level of interest rates falls, and they tend to exhibit a decrease in market value when the level of interest rates rises. Mortgage loans having embedded prepayment options, and the securities which contain them, tend to decrease in market value as interest rates rise. However increases in market value due to a decrease in interest rates are typically suppressed since in a lower rate environment borrowers are more likely to prepay, or refinance, their mortgage loans. Consequently, the adverse impact an investment in mortgage loans or mortgage securities may have on BankUnited’s market value of equity, should interest rates rise, may exceed the beneficial impact should interest rates fall by a like amount.

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

BankUnited’s trust preferred securities may be redeemed at par plus accrued interest receivable after five years from the issuance date. See note (9) Borrowings to the Notes to Consolidated Financial Statements for further discussion of the trust preferred securities.

BankUnited borrows from the FHLB in the form of advances to fund operations. These advances have a variety of terms, rates and repayment provisions. Approximately $664 million of advances outstanding as of September 30, 2007 have been obtained through a convertible advances program. The FHLB convertible advance programs permit the FHLB to call an advance or to change the rate structure at the call date. Convertible advances generally fall under one of two programs, one with a single specified call date after which the rate changes to a floating rate and the other with a specified initial call date that resets every ninety days thereafter. Specific call features vary on each advance, including BankUnited’s ability to prepay the advance. The next call date on current advances ranges from three months to four years. If the FHLB elects to exercise their options under the convertible advance programs, BankUnited’s cost of funds may be affected adversely. The convertible advances outstanding as of September 30, 2007 of $664 million have a weighted average coupon rate of 4.14%.

Interest Rate Indices. The majority of BankUnited’s ARM loans and mortgage-backed securities are primarily indexed to the One-Year Constant Maturity Treasury (“CMT”) or MTA indices. BankUnited’s commercial and consumer loans may be indexed to Prime or LIBOR. To the extent such loans and mortgage-backed securities are funded by deposits, FHLB advances, and other interest-bearing liabilities whose interest costs are influenced by indices not highly correlated with the above indices, an environment of changing interest rates may impact the various indices differently which may lead to significant changes in the value of, and the net earnings generated from, BankUnited’s financial instruments. Historical relationships between various indices may not necessarily be indicative of future relationships.

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

In originating or acquiring mortgage loans, BankUnited competes with REITs, investment banking firms, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, competing lenders, FNMA, FHLMC, GNMA, and other entities which purchase mortgage loans, some of which have greater financial resources than BankUnited. Increased competition for the origination or acquisition of eligible mortgage loans or a diminution in the supply could result in BankUnited having to incur higher costs and accept lower yields. This, in turn, would reduce the amount by which BankUnited’s yield on earning assets would exceed its cost of funding those assets.

The following table sets forth the re-pricing gap between interest-sensitive assets and interest-sensitive liabilities expected to mature or re-price within the same period of time. This gap analysis is a static view as of September 30, 2007. The analysis reflects assumptions made as to the prepayment of residential mortgage loans and mortgage-backed securities. Assumptions are also made as to the re-pricing period of deposits that have no stated maturity and are not contractually subject to re-pricing except as determined by BankUnited. Other interest-earning assets and interest-bearing liabilities have been scheduled to re-price based on the earlier contractual re-pricing or final maturity date of the contract.

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

Gap Table. The following table sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2007, expected to reprice or mature in each of the future time periods shown. This table does not reflect the lagging effect on repricing of certain variable interest rate loans tied to the lagging indices.

	At September 30, 2007 Interest Sensitivity Period
	6 Months or Less	6 Months- 12 Months	13 Months- 24 Months	25 Months- 36 Months	37 Months- 60 Months	Over 60 Months	Total
	(Dollars in thousands)
Interest-earning assets:
FHLB overnight deposits, federal funds sold and securities purchased under agreements to resell, investments securities, and FHLB stock	$811,115	$55	$118	$129	$94,778	$45,148	$951,343
Mortgage-backed securities	135,469	139,264	204,337	137,765	161,419	137,969	916,223
Loans:
Adjustable-rate mortgages	7,736,559	425,138	606,967	421,132	467,814	699,021	10,356,631
Fixed-rate mortgages	199,831	132,095	218,268	199,406	294,765	536,593	1,580,958
Commercial and consumer loans:
Adjustable-rate loans	504,204	308	—	—	—	—	504,512
Fixed-rate loans	7,195	7,820	9,664	8,191	13,587	71,152	117,609

Total loans (2)	8,447,789	565,361	834,899	628,729	776,166	1,306,766	12,559,710

Total interest-earning assets	$9,394,373	$704,680	$1,039,354	$766,623	$1,032,363	$1,489,883	$14,427,276

Interest-bearing liabilities:
Customer deposits:
Transaction and money market accounts (1)	$106,211	$106,210	$161,067	$161,067	$322,134	$85,262	$941,951
Savings accounts (1)	112,500	112,500	225,044	225,044	450,089	482,237	1,607,414
Certificates of deposit	3,136,038	1,034,120	148,204	129,502	93,157	—	4,541,022

Total customer deposits	3,354,749	1,252,830	534,316	515,613	865,380	567,499	7,090,387

Borrowings:
FHLB advances:
Adjustable rate advances	549,000	125,000	300,000	—	—	—	974,000
Fixed-rate advances	1,900,000	940,000	1,470,000	890,000	60,000	350	5,260,350
Trust preferred securities and subordinated debentures:
Adjustable rate	221,797	—	—	—	—	—	221,797
Fixed-rate	—	—	—	—	—	—	15,464
Other borrowings:
Fixed rate securities sold under agreement to repurchase	143,072	—	—	—	—	—	143,072
Fixed-rate convertible senior notes	—	—	—	—	120,000	—	120,000
HiMEDS Units senior notes	—	—	—	—	184,000	—	184,000
Subordinated junior debentures	12,500	—	—	—	—	—	12,500

Total borrowings	2,813,869	1,065,000	1,770,000	890,000	244,000	567,849	6,931,183

Total interest-bearing liabilities	$6,168,618	$2,317,830	$2,304,316	$1,405,613	$1,109,380	$715,713	$14,021,570

Derivative instruments affecting interest rate sensitivity	—	$15,000	—	—	—	—	$15,000

Total interest-earning assets less interest-bearing liabilities (“GAP”)	$3,225,755	$(1,598,150)	$(1,264,962)	$(638,990)	$(77,017)	$774,070	$420,706

Ratio of GAP to total assets	22.0%	(11.0)%	(8.0)%	(4.0)%	(1.0)%	5.0%	3.007%

Cumulative excess (deficiency) of interest-earning assets over interest-bearing liabilities	$3,225,755	$1,627,605	$362,643	$(276,347)	$(353,364)	$420,706

Cumulative excess (deficiency) of interest-earning assets over interest-bearing liabilities, as a percentage of total assets	22.0%	11.0%	2.0%	(2.0)%	(2.0)%	3.0%

(1)	Based on projected decay rates and/or repricing periods.
(2)	Total loans exclude unearned premiums, discounts and deferred loan costs and include loans held for sale.

In addition to preparing and reviewing periodic gap reports which help identify repricing mismatches, BankUnited uses simulation models which estimate the impact on net interest income of various interest rate scenarios, balance sheet trends and strategies. These simulations incorporate assumptions about balance sheet dynamics, such as loan and deposit growth and pricing, changes in funding mix and asset and liability repricing and maturity characteristics based on BankUnited’s expectations for the next 12 months. Simulations are run under various interest rate scenarios to determine the impact on net income and capital. From these scenarios, interest rate risk is quantified and appropriate strategies are developed and implemented. The overall interest rate risk position and strategies are reviewed on an ongoing basis by senior management. Based on the information and assumptions in effect on September 30, 2007, management estimates the impact, on net interest income, of a gradual and parallel 100 basis-point rise or fall in interest rates over the next 12 months to be a decrease of 4.98% or an increase of 3.15% of net interest income, respectively.

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

BankUnited has one interest rate cap agreement that qualifies as a cash flow hedge. BankUnited uses cash flow hedges to hedge interest rate risk associated with variable rate debt.

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

See note (18) Estimated Fair Value of Financial Instruments for the fair value of derivatives as of September 30, 2007.

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

Management has completed an assessment of BankUnited Financial Corporation’s internal control over financial reporting as of September 30, 2007. This assessment used a framework based on the “Internal Control—Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on this assessment, management concluded that as of September 30, 2007, BankUnited Financial Corporation maintained effective internal control over financial reporting.

Effectiveness of BankUnited Financial Corporation’s internal control over financial reporting as of September 30, 2007 has been audited by PricewaterhouseCoopers LLP, BankUnited Financial Corporation’s independent registered certified public accounting firm, who also audited BankUnited Financial Corporation’s consolidated financial statements as of and for the year ended September 30, 2007, as stated in their attestation report which is included herein.

By:	/s/ ALFRED R. CAMNER
Alfred R. Camner Chairman and Chief Executive Officer, BankUnited Financial Corporation
/s/ HUMBERTO L. LOPEZ
Humberto L. Lopez Senior Executive Vice President and Chief Financial Officer, BankUnited Financial Corporation

Miami, Florida

November 29, 2007

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders of

BankUnited Financial Corporation

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of BankUnited Financial Corporation and its subsidiaries at September 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting, appearing under ITEM 8. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Miami, Florida

November 29, 2007

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,
	2007	2006
	(Dollars in thousands, except per share amounts)
ASSETS
Cash	$54,502	$53,284
Federal Home Loan Bank overnight deposits	456,775	12,317
Federal funds sold	1,658	1,054

Cash and cash equivalents	512,935	66,655

Investment securities available for sale, at fair value	187,375	299,909
Mortgage-backed securities available for sale, at fair value (including assets pledged of $231,740 and $1,094,525 at September 30, 2007 and 2006, respectively)	916,223	1,225,944
Mortgage loans held for sale at lower of cost or market	174,868	9,542
Loans held in portfolio	12,384,842	11,240,483
Add: Unearned discounts, premiums and deferred loan costs, net	235,454	196,601
Less: Allowance for loan losses	(58,623)	(36,378)

Loans held in portfolio, net	12,561,673	11,400,706

FHLB stock and other earning assets	305,535	255,492
Office properties and equipment, net	66,749	48,728
Real estate owned	27,732	729
Accrued interest receivable	86,182	71,398
Mortgage servicing rights	20,631	20,259
Goodwill	28,353	28,353
Bank owned life insurance	122,100	117,167
Prepaid expenses and other assets	35,915	26,017

Total assets	$15,046,271	$13,570,899

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest bearing deposits	$6,747,888	$5,681,868
Non-interest bearing deposits	342,499	392,264

Total deposits	7,090,387	6,074,132

Securities sold under agreements to repurchase	143,072	1,066,389
Advances from Federal Home Loan Bank	6,234,350	5,174,350
Convertible senior notes	120,000	120,000
HiMEDS Units senior notes	184,000	—
Junior subordinated debt	12,500	—
Trust preferred securities and subordinated debentures	237,261	195,791
Interest payable	39,480	32,006
Advance payments by borrowers for taxes and insurance	97,452	92,717
Accrued expenses and other liabilities	75,803	62,354

Total liabilities	14,234,305	12,817,739

Commitments and Contingencies (See notes (7), (9), (10) and (15))
Stockholders’ Equity:
Preferred stock, $0.01 par value	11	10
Authorized shares—10,000,000, Issued shares—1,131,153 and 984,713 Outstanding shares—1,104,433 and 957,993 Treasury shares—26,720	(528)	(528)
Class A Common Stock, $0.01 par value	371	366
Authorized shares—100,000,000 and 60,000,000 Issued shares—37,075,365 and 36,574,523 Outstanding shares—34,907,982 and 36,140,943 Treasury shares—2,167,383 and 433,580	(43,297)	(5,226)
Class B Common Stock, $0.01 par value	7	8
Authorized shares—3,000,000 Issued shares—719,947 and 771,262 Outstanding shares—473,747 and 525,062 Treasury shares—246,200	(2,802)	(2,802)
Additional paid-in capital	513,042	503,585
Retained earnings	356,197	276,078
Deferred compensation	2,048	2,048
Accumulated other comprehensive loss	(13,083)	(20,379)

Total stockholders’ equity	811,966	753,160

Total liabilities and stockholders’ equity	$15,046,271	$13,570,899

See accompanying notes to consolidated financial statements

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended September 30,
	2007	2006	2005
	(Dollars and shares in thousands, except earnings per share)
Interest income:
Interest and fees on loans	$876,848	$623,792	$345,005
Interest on mortgage-backed securities	50,711	62,377	64,265
Interest and dividends on investments and other earning assets	31,411	27,339	21,606

Total interest income	958,970	713,508	430,876

Interest expense:
Interest on deposits	302,335	199,970	98,313
Interest on borrowings	312,490	247,396	157,156
Preferred dividends of trust preferred securities and subordinated debentures	20,552	15,700	12,942

Total interest expense	635,377	463,066	268,411

Net interest income before provision for loan losses	323,593	250,442	162,465
Provision for loan losses	31,500	10,400	3,800

Net interest income after provision for loan losses	292,093	240,042	158,665

Non-interest income:
Loan servicing fees	6,998	7,139	3,357
Amortization of mortgage servicing rights	(3,329)	(3,594)	(3,673)
Impairment of mortgage servicing rights	(1,293)	(1,036)	(130)
Loan fees	5,315	3,407	2,506
Deposit fees	5,904	5,348	4,422
Other fees	2,832	2,868	2,266
Net (loss) gain on sale of investments and mortgage-backed securities	(524)	—	3,742
Other-than-temporary impairment on investment securities	(5,844)	(400)	—
Net gain on sale of loans and other assets	9,752	13,271	2,370
Income from insurance and investment services	5,360	3,720	4,284
Loss on swaps	(327)	(1,657)	—
Other non-interest income	7,803	6,628	3,961

Total non-interest income	32,647	35,694	23,105

Non-interest expenses:
Employee compensation and benefits	103,244	76,211	51,817
Occupancy and equipment	39,003	29,572	24,379
Telecommunications and data processing	12,569	10,192	7,030
Advertising and promotion expense	8,389	6,945	5,579
Professional fees	7,368	6,506	5,556
Extinguishment of debt	—	—	35,814
Other non-interest expense	30,486	20,767	13,680

Total non-interest expenses	201,059	150,193	143,855

Income before income taxes	123,681	125,543	37,915
Provision for income taxes	42,302	41,668	10,378

Net income	$81,379	$83,875	$27,537

Earnings Per Share:
Basic	$2.25	$2.43	$0.90
Diluted	$2.14	$2.30	$0.85
Weighted average number of common shares outstanding:
Basic	35,876	34,297	30,090
Diluted	37,939	36,544	32,339
Dividends declared per share on common stock	$0.02	$0.02	$0.02

See accompanying notes to consolidated financial statements

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended September 30, 2007, 2006 and 2005

	Preferred Stock Outstanding		Class A Common Stock Outstanding		Class B Common Stock Outstanding		Paid-in Capital	Retained Earnings	Common Treasury Stock	Preferred Treasury Stock	Deferred Compensation	Accumulated Other Comprehensive Income (Loss) Net of Tax	Total Stockholders Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars in thousands)
Balance at September 30, 2004	776,685	$8	29,522,546	$299	536,562	$6	$336,258	$166,713	$(4,019)	$(528)	$1,216	$(7,296)	$492,657

Comprehensive income:
Net income for the year ended September 30, 2005	—	—	—	—	—	—	—	27,537	—	—	—	—	27,537
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	—	—	—	(15,603)	(15,603)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	11,934
Payment of stock dividends	—	—	—	—	—	—	—	(878)	—	—	—	—	(878)
Purchase of stock	—	—	(89,700)	—	—	—	—	—	(2,215)	—	—	—	(2,215)
Shares acquired through deferred compensation arrangements	—	—	—	—	—	—	—	—	(966)	—	—	—	(966)
Deferral of compensation	—	—	—	—	—	—	—	—	—	—	479	—	479
Conversion of shares			145,500	1	(145,500)	(1)							—
Stock option exercises and restricted stock awards	85,734	1	190,445	2	40,500	1	6,601	—	—	—	—	—	6,605

Balance at September 30, 2005	862,419	9	29,768,791	302	431,562	6	342,859	193,372	(7,200)	(528)	1,695	(22,899)	507,616

Comprehensive income:
Net income for the year ended September 30, 2006	—	—	—	—	—	—	—	83,875	—	—	—	—	83,875
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	—	—	—	2,520	2,520
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	86,395
Payment of stock dividends	—	—	—	—	—	—	—	(1,169)	—	—	—	—	(1,169)
Stock offering	—	—	5,750,000	58	—	—	150,226	—	—	—	—	—	150,284
Shares acquired through deferred compensation arrangements	—	—	—	—	—	—	—	—	(828)	—	—	—	(828)
Deferral of compensation	—	—	—	—	—	—	—	—	—	—	353	—	353
Conversion of shares			165,000	2	(165,000)	(2)	—	—	—	—	—	—	—
Stock option exercises and restricted stock awards	95,574	1	457,152	4	258,500	4	10,500	—	—	—	—	—	10,509

Balance at September 30, 2006	957,993	10	36,140,943	366	525,062	8	503,585	276,078	(8,028)	(528)	2,048	(20,379)	753,160

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

For the Years Ended September 30, 2007, 2006 and 2005

	Preferred Stock Outstanding		Class A Common Stock Outstanding		Class B Common Stock Outstanding		Paid-in Capital	Retained Earnings	Common Treasury Stock	Preferred Treasury Stock	Deferred Compensation	Accumulated Other Comprehensive Income (Loss) Net of Tax	Total Stockholders Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars in thousands)
Comprehensive income:
Net income for the year ended September 30, 2007	—	—	—	—	—	—	—	81,379	—	—	—	—	81,379
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	—	—	—	7,296	7,296
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	88,675
Payment of stock dividends	—	—	—	—	—	—	—	(1,260)	—	—	—	—	(1,260)
Stock offering	—	—	—	—	—	—	—	—	—	—	—	—	—
Purchase of Stock	—	—	(1,733,803)	—	—	—	—	—	(38,071)	—	—	—	(38,071)
Deferral of compensation	—	—	—	—	—	—	—	—	—	—	—	—	—
Forward Purchase Contract	—	—	—	—	—	—	(1,866)	—	—	—	—	—	(1,866)
Conversion of shares	(20,560)	(1)	161,070	2	(130,315)	(1)	—	—	—	—	—	—	—
Stock option exercises and restricted stock awards	167,000	2	339,772	3	79,000	—	11,323	—	—	—	—	—	11,328

Balance at September 30, 2007	1,104433	$11	34,907,982	$371	473,747	$7	$513,042	$356,197	$(46,099)	$(528)	$2,048	$(13,083)	$811,966

See accompanying notes to consolidated financial statements

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

For the Years Ended September 30, 2007, 2006 and 2005

The following table presents additional information concerning BankUnited’s other comprehensive income (loss):

	For the Years Ended September 30,
	2007	2006	2005
	(Dollars in thousands)
Net income	$81,379	$83,875	$27,537
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) arising during the period, on securities net of tax expense (benefit) of $2,072, $1,515, and $(7,538) for 2007, 2006 and 2005, respectively	3,848	2,554	(14,000)
Unrealized (losses) gains on cash flow hedges, net of tax (benefit) expense of $(335), $(132) and $268 for 2007, 2006 and 2005, respectively	(623)	(245)	497
Less reclassification adjustment for:
Realized (losses) gains on securities sold included in net income, net of tax (benefit) expense of $(184), $0 and $1,311 for 2007, 2006 and 2005, respectively	(340)	—	2,434
Other-than-temporary impairment on investment securities included in net income, net of tax benefit of $2,046, $140 and $0 for 2007, 2006 and 2005, respectively	(3,799)	(260)	—
Realized gains (losses) on cash flow hedges, net of tax expense (benefit) of $37, $26, and $(180) for 2007, 2006, and 2005, respectively	68	49	(334)

Total other comprehensive income (loss), net of tax	7,296	2,520	(15,603)

Total comprehensive income	$88,675	$86,395	$11,934

See accompanying notes to consolidated financial statements.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,
	2007	2006	2005
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$81,379	$83,875	$27,537
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	31,500	10,400	3,800
Depreciation and amortization	12,944	9,826	5,959
Adjustments to the carrying value of real estate owned	4,456	81	972
Net increase in negative amortization on option ARM payment loans	(181,125)	(77,348)	(11,735)
Amortization of fees, discounts and premiums, net	69,894	74,619	32,260
Amortization of mortgage servicing rights	3,329	3,594	3,673
Amortization of restricted stock and other awards	7,546	5,522	2,761
Amortization of issuance cost of long-term debt	2,335	1,304	1,304
Revaluation loss from derivatives	993	1,742	1,309
Increase in bank owned life insurance cash surrender value	(4,933)	(4,785)	(4,173)
Net loss (gain) on sale of investments and mortgage-backed securities	524	—	(3,742)
Other-than-temporary impairment on investment securities	5,844	400	—
Net gain on sale of loans and other assets	(9,752)	(13,271)	(2,370)
Net loss (gain) on sale of real estate owned	4	(445)	(820)
Impairment of mortgage servicing rights	1,293	1,036	130
Loans originated for sale, net of repayments	(1,268,021)	(493,845)	(225,018)
Proceeds from sale of loans held for sale	821,047	368,667	68,342
Increase in accrued interest receivable	(14,784)	(29,777)	(10,179)
Increase (decrease) in interest payable	7,474	16,715	1,240
(Decrease) increase in accrued taxes	(16,366)	11,962	252
Increase in other liabilities	23,845	10,116	14,845
(Increase) decrease in prepaid expenses and other assets	(4,134)	8,751	(14,034)
Other, net	(8,468)	(3,139)	(2,324)

Net cash used in operating activities	(433,176)	(14,000)	(110,011)

Cash flows from investing activities:
Net increase in loans held in portfolio	(1,110,342)	(3,398,671)	(2,830,500)
Purchase of investment securities available for sale	(33,985)	(36,712)	(86,752)
Purchase of mortgage-backed securities available for sale	(5,473)	—	(860)
Purchase of FHLB stock and other earning assets	(181,353)	(225,364)	(122,439)
Purchase of office properties and equipment	(31,540)	(17,338)	(20,976)
Purchase of bank owned life insurance	—	—	(20,000)
Proceeds from repayments of investment securities available for sale	76,581	25,836	295
Proceeds from repayments of mortgage-backed securities available for sale	305,904	399,301	616,142
Proceeds from repayments of FHLB stock and other earning assets	131,310	159,915	88,562
Proceeds from sale of investment securities available for sale	70,304	—	119,906
Proceeds from sale of mortgage-backed securities available for sale	303,113	163,289	482,320
Proceeds from sale of real estate owned and other assets	4,170	1,155	5,008
Proceeds from sale of office properties and equipment	—	62	—

Net cash used in investing activities	(471,311)	(2,928,527)	(1,769,294)

(Continued on next page)

See accompanying notes to consolidated financial statements

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	For the Years Ended September 30,
	2007	2006	2005
	(Dollars in thousands)
Cash flows from financing activities:
Net increase in deposits	1,016,255	1,340,777	1,205,093
Additions to long-term Federal Home Loan advances	5,175,000	3,685,250	1,639,000
Repayments of long-term Federal Home Loan advances	(3,670,000)	(2,406,285)	(1,419,000)
Net (decrease) increase in short-term Federal Home Loan advances	(445,000)	75,000	486,067
Net decrease in other borrowings	(923,317)	(94,959)	(20,889)
Net increase in advances from borrowers for taxes and insurance	4,735	17,719	15,027
Proceeds from issuance of trust preferred securities	110,762	—	30,927
Purchase of common securities of trust securities	(3,326)	—	(927)
Repayments of trust preferred securities	(69,356)	—	—
Net proceeds from issuance of HiMEDS Units senior notes	178,298	—	—
Net proceeds from issuance of junior subordinated debentures	12,500	—	—
Net proceeds from issuance of stock	2,403	154,265	1,565
Purchase of treasury stock	(38,071)	—	(2,215)
Tax benefit from stock-based compensation	1,144	533	1,692
Dividends paid on stock	(1,260)	(1,169)	(878)

Net cash provided by financing activities	1,350,767	2,771,131	1,935,462

Increase (decrease) in cash and cash equivalents	446,280	(171,396)	56,157
Cash and cash equivalents at beginning of period	66,655	238,051	181,894

Cash and cash equivalents at end of period	$512,935	$66,655	$238,051

Supplemental disclosure of cash flow activity:
Interest paid on deposits and borrowings	$627,912	$446,351	$254,229
Income taxes paid	$40,800	$29,700	$10,759
Supplemental schedule of non-cash investing and financing activities:
Securitization of mortgage loans and accrued interest	$—	$—	$508,953
Exchange of loans for mortgage-backed securities in loan sales transaction with FNMA and FHLMC	$286,693	$162,295	$176,184
Transfer of loans from portfolio to loans held for sale	$137,427	$1,116,192	$636,393
Transfer of loans held for sale to portfolio	$37,787	$4,181	$—
Transfers from loans to real estate owned	$35,032	$1,041	$4,064
Securities sold pending settlement	$—	$—	$3,780

See accompanying notes to consolidated financial statements.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

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

(a) Basis of Presentation and Principles of Consolidation

With the exception of certain trust subsidiaries which do not meet the criteria for consolidation (see FIN No. 46 and FIN No. 46R in (t) Impact of Certain Accounting Pronouncements of this note) the consolidated financial statements include the accounts of BankUnited and its subsidiaries, including BankUnited, FSB (the “Bank”). The Bank provides a full range of banking services to individual and corporate customers through its branch network in Florida. The Bank is subject to the regulations of certain federal agencies and undergoes periodic examinations by the Office of Thrift Supervision. All significant inter-company transactions and balances associated with consolidated subsidiaries have been eliminated.

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

Material estimates included in the consolidated financial statements, that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of mortgage servicing rights. In addition, material estimates of compensation cost in connection with BankUnited’s stock-based compensation plans have been determined based on the fair value at the grant dates for stock option awards consistent with the methodology prescribed by SFAS No. 123R. These estimates may also differ significantly from actual results.

(b) Cash and Cash Equivalents

Cash and cash equivalents include cash, Federal Home Loan Bank overnight deposits, federal funds sold and securities purchased under agreements to resell with original maturities of three months or less. The collateral held by the Bank for securities purchased under agreements to resell consists of the securities underlying those agreements.

The Bank must comply with Federal Reserve Board regulations requiring the maintenance of reserves against its transaction accounts (primarily interest-bearing and non-interest-bearing checking accounts) and non-personal time deposits. As of September 30, 2007, the Bank had exceeded cash reserve requirements that must be maintained at the FHLB for this purpose.

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

(e) Allowance for Loan Losses

BankUnited’s allowance for loan losses is established and maintained at a level management deems prudent and adequate to cover probable losses on loans based upon a periodic evaluation of current information of the risks inherent in its loan portfolio. When evaluating loan loss allowances, management reviews performing and non-performing loans separately. There are several elements that management evaluates to estimate the loan loss allowance for BankUnited’s loan portfolio. The elements evaluated, and how they are applied to each portion of the portfolio, are as follows:

•

An allowance for loan losses present in the performing portion of the loan portfolio. This allowance is established based on historical loan loss analysis supplemented by peer loss analysis, levels of delinquency, concentrations of credit and other conditions in specific geographical markets.

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

•

An unallocated portion represents management’s assessment of conditions that are not directly related to credit risks, inherent in specific loan products (due to the imprecision in credit loss estimation techniques). The conditions evaluated in connection with the unallocated allowance include industry conditions, recent loan portfolio performance, changes in underwriting criteria, and the regulatory and public policy environment.

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

(g) FHLB Stock and Other Earning Assets

FHLB Stock and other earning assets include FHLB Atlanta stock and an equity investment under the Community Reinvestment Act. The fair value is estimated to be the carrying value, which is par.

(h) Office Properties and Equipment, net

Office properties and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is calculated based on the straight line method using the estimated service lives of the assets for branch office building (30 years), furniture fixtures and equipment (seven to ten years), and computer equipment and software (three to five years), or with leasehold improvements, the expected term of the lease at inception and or the useful life of the improvement, whichever is shorter. Repair and maintenance costs are charged to operations as incurred, and improvements are capitalized.

(i) Real Estate Owned

Property acquired through foreclosure or deed in lieu of foreclosure is carried at estimated fair value less estimated costs to sell the property at the date of foreclosure. Any excess of the loan balance over the fair value less estimated costs to sell the property is charged to the allowance for loan losses at the time of foreclosure. The carrying value is reviewed periodically and, when necessary, any decline in the value of the real estate less estimated cost to sell is charged to operations. Significant property improvements, which enhance the salability of the property, are capitalized to the extent that the carrying values do not exceed their estimated realizable values. Maintenance and carrying costs on the property are charged to operations as incurred. In connection with real estate owned, management obtains independent appraisals for properties.

(j) Accrued Interest Receivable

Recognition of interest on the accrual method is generally discontinued when loans have more than four missed payments in accordance with the OTS guidelines. At the time a loan is placed on non-accrual status, previously accrued and uncollected interest is reversed against interest income in the current period. Loans are returned to accrual status when they become less than 90 days delinquent. Payment option loans allow borrowers to pay a minimum payment that may not cover interest accrued on the loan for the month and this would result in deferred interest being added to the loan balance.

(k) Mortgage Servicing Rights and Transfers

Mortgage Servicing Rights

BankUnited recognizes mortgage servicing rights (“MSR”) as assets when it sells loans and retains the right to service those loans. The value of servicing assets is derived from estimated future revenues from contractually specified servicing fees, late charges, prepayment fees and other ancillary revenues that are expected to be more than adequate compensation to cover the costs associated with performing the service, and is generally expressed as a percent of the unpaid principal balance of the loans being serviced. Estimated future revenues are determined using the estimated future balance of the underlying mortgage loan portfolio, which, absent new purchases, declines over time from prepayments and cash flows. MSR assets are carried at the lower of cost or market and amortized in proportion to and over the period of estimated net servicing income. BankUnited charges impairment as a direct write-down of its MSR assets. BankUnited does not currently utilize a valuation allowance for recognizing impairment of its MSR assets. BankUnited assesses the MSR assets for impairment on a disaggregated basis by strata based on the fair value of those assets.

Servicing fees and the amortization of MSR assets are reported separately from other ancillary fees in BankUnited’s consolidated statements of operations. Impairment charges are also reported separately in BankUnited’s consolidated statements of operations.

Transfers

When BankUnited sells (transfers) mortgage loans for securitization it may acquire beneficial interests in the securities created as well as the rights to service the loans underlying the securities. Gains or losses on these transactions are recognized only for the portion of securities that are not acquired by BankUnited. Expenses related to the transaction are not deferred but are included in the gain or loss calculation. The book values of securities retained by BankUnited are based on their relative fair values at the date of transfer. BankUnited classifies retained securities as available for sale in its consolidated statements of financial condition, which are carried at fair value. BankUnited obtains fair values of its retained securities, at both the date of securitization and at each reporting date, from independent third parties.

BankUnited adopted SFAS No. 156 “Accounting for Servicing of Financial Assets.” which recognizes MSR arising from securitization transactions at fair market value in the fiscal year that began October 1, 2006. See Note 5, Servicing and Transfers of Mortgage Loans, for more information about BankUnited’s Mortgage Servicing Rights assets.

(l) Goodwill

Goodwill represents the excess of purchase price over the fair value of net assets acquired by BankUnited. BankUnited no longer amortizes goodwill; however, its carrying value is tested annually for impairment. BankUnited measures goodwill impairment by comparing the present value of the estimated future cash flows of deposits for each of the acquisitions to book value.

(m) Bank Owned Life Insurance

Bank owned life insurance is carried at an amount that could be realized under the insurance contract as of the date of the consolidated statements of financial condition. The change in contract value is recorded as an adjustment to the premiums paid in determining the expense or income to be recognized under the contract.

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

(p) Earnings per Share

Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of BankUnited. Computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on earnings per share.

Securities issued by BankUnited, which could potentially dilute earnings per share in future periods include: stock options, restricted stock, contingently convertible senior notes, HiMEDS equity units and convertible preferred stock. When calculating diluted earnings per share, BankUnited utilizes the Treasury Stock method for options, restricted stock, the contingently convertible senior notes, and the HiMEDS equity units, which results in only an incremental number of shares added to shares outstanding during the period. BankUnited utilizes the if-converted method for convertible preferred stock, which results in 100% of the shares added to shares outstanding during the period.

(q) Stock Options and Restricted Stock

Beginning with the fiscal year ended September 30, 2006, BankUnited adopted SFAS No. 123R, which recognizes share-based compensation for stock options and restricted stock grants. In prior years, BankUnited applied APB No. 25 and recognized compensation expense only on restricted stock.

Stock options are granted to employees and directors at an exercise price generally at or above the fair market value of the underlying stock on the date of the grant. The proceeds from the exercise of options are credited to common stock for the par value of the shares issued. Tax benefits related to share-based compensation are recognized in accordance with SFAS No. 123R.

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

Performance-based restricted stock is issued and amortized from grant date based on the expected performance and accounted for in accordance with SFAS No. 123R. Compensation from performance-based restricted stock is earned by accomplishing predetermined performance goals during the performance period and the Compensation Committee determines the final amount of the award. Any determined changes in the results are adjusted in the financial statements in the period that the determination is made.

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

Residential mortgage loan commitments related to loans to be sold are required to be accounted for as derivatives at fair value, along with all forward sales contracts for loans to be sold. The commitments and forward sales contracts are recorded as either assets or liabilities in the consolidated statement of financial condition with the changes in fair value recorded in non-interest expense. Forward contracts may be allocated to loans held for sale in a relationship that qualifies for hedge accounting, in which case any ineffectiveness is charged to earnings under non-interest expense with an offset in other liabilities, no hedging of this type occurred in fiscal year 2007. See Note 10, Accounting for Derivatives and Hedging Activities, for more information about BankUnited’s Derivatives and Hedging Activities.

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

FIN No. 46 and FIN No. 46R

In January 2003, FASB issued FASB Interpretation No. 46 (“FIN No. 46”), an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN No. 46 establishes the criteria used to identify variable interest entities and to determine whether or not to consolidate a variable interest entity. This interpretation was effective immediately for variable interest entities created after January 31, 2003 and in the first fiscal year or interim period beginning after December 15, 2003, for variable interest entities in which a variable interest was acquired prior to February 1, 2003. Prior to FIN No. 46, BankUnited eliminated the investments in all of its trust subsidiaries and reported trust preferred securities in the liability section of BankUnited’s Consolidated Statement of Financial Condition. On December 24, 2003, the FASB issued a revision to FASB Interpretation 46 (“FIN No. 46R”) to clarify some of the provisions of FIN No. 46. Under the new guidance contained in FIN No. 46R, special effective date provisions apply to enterprises that have fully or partially applied FIN No. 46 prior to issuance of FIN No. 46R. Under the original provisions of FIN No. 46, beginning with the interim period beginning after June 15, 2003, BankUnited would no longer consolidate variable interest entities in which a variable interest was acquired prior to February 1, 2003 that do not meet the consolidation criteria under FIN No. 46. Under the new guidance contained in FIN No. 46R, the effective date was moved up to the first interim period ending after December 15, 2003 for special purpose entities only. BankUnited Capital was the only trust subsidiary consolidated by BankUnited. BankUnited meets the consolidation criteria under FIN No. 46 with respect to BankUnited Capital due to its ownership of the majority of preferred shares issued by that trust. As a result of FIN No. 46, BankUnited recognizes investments in common securities of its non-consolidated trust subsidiaries in other assets and reports the amount of subordinated debentures issued by BankUnited Financial Corporation to those trust subsidiaries in the liability section of its Consolidated Statement of Financial Condition. FIN No. 46 and FIN No. 46R have not had a significant impact on BankUnited’s consolidated financial condition or results of operations. The following information is being provided in accordance with disclosure requirements of FIN No. 46R.

BankUnited operates wholly-owned trust subsidiaries (“Trust Subsidiaries”) for the purpose of issuing Trust Preferred Securities and investing the proceeds from the sale thereof in Junior Subordinated Deferrable Interest Debentures issued by BankUnited (the “Subordinated Debentures”). All of the proceeds of the Trust Preferred Securities plus common securities issued by the Trust Subsidiaries are invested in Subordinated Debentures, which represent the sole assets of the Trust Subsidiaries. The Trust Preferred Securities pay preferential cumulative cash distributions at the same rate as the Junior Subordinated Debentures held by the Trust Subsidiaries. As of September 30, 2007, BankUnited had investments in the common stock of its Trust Subsidiaries of $7.1 million and Subordinated Debentures sold to its Trust Subsidiaries totaling $237.3 million. The Trust Subsidiaries had liabilities of $230.1 million in the form of Trust Preferred Securities.

FASB Staff Position Nos. FAS 115-1 and FAS 124-1

This FASB Staff Position (FSP) addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary-impairments. This guidance is effective for reporting periods beginning after December 15, 2005 and was effective beginning the quarter ended March 31, 2006. BankUnited performs impairment assessment on a quarterly basis. During the fiscal year ended September 30, 2007, BankUnited recognized a $5.8 million other-than-temporary impairment on four investment securities which it did not anticipate holding until full cost recovery; $1.3 million on a preferred equity security, $3.7 million on two mutual fund investments and a $0.8 million on an investment security.

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

SFAS No. 154

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This statement replaces Accounting Principles Board Opinion No. 20 “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Therefore, BankUnited adopted this statement in the fiscal year that began on October 1, 2006, and will apply it as applicable.

SFAS No. 155

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” This statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.

This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”

SFAS No. 155:

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

SFAS No. 155 was effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Therefore, BankUnited adopted this statement in the fiscal year that began October 1, 2006, without any material effect.

SFAS No. 156

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets.” This statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 provides for alternative accounting treatments of mortgage servicing rights for transactions entered into after the adoption of the pronouncement and shall be effective for an entity’s first fiscal year that begins after September 15, 2006. BankUnited elected to continue using the amortization method as the accounting treatment of mortgage servicing rights for new transactions related to fixed-rate mortgage loans in the fiscal year that began on October 1, 2006.

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

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements.

This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Therefore, BankUnited will adopt this statement, as applicable, in its fiscal year beginning October 1, 2008.

Management is in process of evaluating the impact of the adoption of this statement on BankUnited’s financial statements.

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

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.”

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

Management is in process of evaluating the impact of the adoption of this statement on BankUnited’s financial statements.

(u) Financial Statement Reclassifications

Certain prior period amounts have been reclassified to conform to the September 30, 2007 consolidated financial statements.

(2) Earnings per Share

Earnings per share is calculated as follows:

	For the Years Ended September 30,
	2007	2006	2005
	(In thousands, except per share amounts)
Basic earnings per share:
Numerator:
Net income	$81,379	$83,875	$27,537
Preferred stock dividends	541	473	431

Net income available to common stockholders	$80,837	$83,402	$27,106

Denominator:
Weighted average common shares outstanding	35,876	34,297	30,090

Basic earnings per share	$2.25	$2.43	$0.90

Diluted earnings per share:
Numerator:
Net income available to common stockholders	$80,837	$83,402	$27,106
Plus:
Convertible preferred stock dividends	541	473	431

Diluted net income available to common stockholders	$81,379	$83,875	$27,537

Denominator:
Weighted average common shares outstanding	35,876	34,297	30,090
Plus:
Stock options and restricted stock	1,086	1,333	1,427
Convertible preferred stock	977	914	822

Diluted weighted average shares outstanding	37,939	36,544	32,339

Diluted earnings per share (1)	$2.14	$2.30	$0.85

(1)	During the fiscal year ended September 30, 2007, BankUnited did not consider potential common and preferred stock options of 914,057 and 340,000, respectively, in the computation of diluted earnings per share as they would have been antidilutive. In addition, BankUnited did not consider potential common stock of 119,801 shares from the HiMEDS Units issued on April 25, 2007 and June 4, 2007 as they would have been antidilutive.

During the fiscal year ended September 30, 2006, BankUnited did not consider potential common and preferred stock options of 295,802 and 159,120, respectively, in the computation of diluted earnings per share as they would have been antidilutive.

During the fiscal year ended September 30, 2005, BankUnited did not consider potential common and preferred stock options of 270,826 and 122,169, respectively, in the computation of diluted earnings per share as they would have been antidilutive.

(3) Investments and Mortgage-backed Securities Available for Sale

Investments Securities Available for Sale

Presented below is an analysis of investments designated as available for sale.

	At September 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. government sponsored entity debt securities (1)	$25,000	$—	$(23)	$24,977
Preferred stock of U.S. government sponsored entities	39,933	—	(2,772)	37,161
Trust preferred securities of other issuers	4,000	—	(311)	3,689
Mutual funds and other bonds (2)	117,511	35	(743)	116,803
Other investment note	1,200	—	—	1,200
Other equity securities	3,462	83	—	3,545

Total	$191,106	$118	$(3,849)	$187,375

	At September 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. government sponsored entity debt securities (1)	$70,599	$—	$(683)	$69,916
Preferred stock of U.S. government sponsored entities	95,696	100	(4,541)	91,255
Trust preferred securities of other issuers	23,056	361	(67)	23,350
Mutual funds and other bonds (2)	116,160	43	(4,159)	112,044
Other equity securities	3,097	247	—	3,344

Total	$308,608	$751	$(9,450)	$299,909

Investment securities at September 30, 2007, by contractual maturity, are shown below.

	Available for Sale
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$28,287	$28,261
Due after one year through five years	7,874	7,874
Due after five years through ten years	2,865	2,873
Due after ten years	38,205	37,193
Equity securities	113,875	111,174

Total	$191,106	$187,375

(1)	U.S. Government sponsored entities include the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC).
(2)	Underlying assets of mutual funds consist primarily of mortgage-backed securities.

Mortgage-backed Securities Available for Sale

Presented below is an analysis of mortgage-backed securities designated as available for sale:

	At September 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
FNMA mortgage-backed securities	$163,656	$139	$(4,049)	$159,746
FHLMC mortgage-backed securities	50,541	135	(137)	50,539
Collateralized mortgage obligations	4,284	—	(18)	4,266
Mortgage pass-through certificates (1)	714,190	980	(13,498)	701,672

Total	$932,671	$1,254	$(17,702)	$916,223

	At September 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
FNMA mortgage-backed securities	$211,207	$62	$(7,612)	$203,657
FHLMC mortgage-backed securities	63,391	24	(1,668)	61,747
Collateralized mortgage obligations	6,860	42	(26)	6,876
Mortgage pass-through certificates (1)	967,207	396	(13,939)	953,664

Total	$1,248,665	$524	$(23,245)	$1,225,944

(1)	Included in BankUnited’s portfolio of mortgage-backed securities as of September 30, 2007 and 2006, were securities with a fair value of $179 million and $230 million, respectively, retained from BankUnited’s mortgage loan securitization from September 2005.

Mortgage-backed securities at September 30, 2007, by contractual maturity and adjusted for anticipated prepayments, are shown below.

	Available for Sale
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$279,663	$274,742
Due after one year through five years	512,558	503,540
Due after five years through ten years	115,612	113,578
Due after ten years	24,838	24,363

Total	$932,671	$916,223

Based on the internal model used by BankUnited, estimated average duration of the mortgage-backed securities portfolio as of September 30, 2007 was 1.34 years. This duration extends to 1.72 years in a hypothetical scenario that immediately adds 100 basis points to market interest rates. The model used by BankUnited is based on assumptions that may differ from the eventual outcome.

The following tables provide information on unrealized losses for investments and mortgage-backed securities available for sale as of September 30, 2007 and 2006.

	As of September 30, 2007
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)
	(In thousands)
Available for sale securities
Investment securities:
Trust preferred securities of other issuers	$1,889	$(111)	$1,800	$(200)	$3,689	$(311)
U.S. government sponsored entity debt securities (2)	—	—	24,977	(23)	24,977	(23)
Preferred stock of U.S. government sponsored entities (2)	28,451	(2,772)	—	—	28,451	(2,772)
Mutual funds and other bonds (3)	5,718	(18)	27,638	(725)	33,356	(743)

Total investment securities	$36,058	$(2,901)	$54,415	$(948)	$90,473	$(3,849)

Mortgage-backed securities:
FNMA mortgage-backed securities	$—	$—	$135,629	$(4,049)	$135,629	$(4,049)
FHLMC mortgage-backed securities	—	—	19,849	(137)	19,849	(137)
Collateralized mortgage obligations	—	—	959	(18)	959	(18)
Mortgage pass-through certificates	115,585	(5,205)	426,293	(8,293)	541,878	(13,498)

Total mortgage-backed securities	$115,585	$(5,205)	$582,730	$(12,497)	$698,315	$(17,702)

	As of September 30, 2006
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)
	(In thousands)
Available for sale securities
Investment securities:
Trust preferred securities of other issuers	$1,996	$(5)	$1,938	$(62)	$3,934	$(67)
U.S. government sponsored entity debt securities (2)	—	—	69,916	(683)	69,916	(683)
Preferred stock of U.S. government sponsored entities (2)	37,156	(2,859)	24,361	(1,682)	61,517	(4,541)
Mutual funds and other bonds (3)	8,273	(166)	91,178	(3,993)	99,451	(4,159

Total investment securities	$47,425	$(3,030)	$187,393	$(6,420)	$234,818	$(9,450)

Mortgage-backed securities:
FNMA mortgage-backed securities	$252	$(1)	$198,578	$(7,611)	$198,830	$(7,612)
FHLMC mortgage-backed securities	—	—	59,534	(1,668)	59,534	(1,668)
Collateralized mortgage obligations	—	—	1,355	(26)	1,355	(26)
Mortgage pass-through certificates	20,730	(154)	862,145	(13,785)	882,875	(13,939)

Total mortgage-backed securities	$20,982	$(155)	$1,121,612	$(23,090)	$1,142,594	$(23,245)

(1)	These unrealized losses are not considered to be other- than- temporary based on management’s evaluation. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer of the securities; and the intent and ability to retain the security in order to allow for an anticipated recovery in fair value. We consider the decline in value of debt or equity securities classified as either available-for-sale to be temporary and we have the ability and intent to hold these securities until recovery.
(2)	U.S. Government sponsored entities include FNMA and FHLMC.
(3)	Underlying assets of mutual funds consist primarily of mortgage-backed securities.

We have determined that available for sale securities in an unrealized loss position are not other-than-temporary impaired for the following reasons:

•

The significant majority of the securities referenced above are graded “Investment-Grade” taking into consideration the latest available credit ratings on individual investment securities by recognized rating companies (i.e. Moody’s, S&P). Throughout the holding period, BankUnited has not experienced any delays/ omissions in interest payments due as well as receipt of principal payments in the case of pass-through securities as it pertains to the inventory referenced above.

•

BankUnited continues to utilize the securities referenced above as a tool to generate a stream of cash flow and has the, “ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value.”

During fiscal year 2007 BankUnited recognized a $5.8 million other-than-temporary impairment on four investment securities which it did not anticipate holding until full cost recovery; $1.3 million on a preferred equity security, $3.7 million on two mutual fund investments, and $0.8 million on an investment security.

Proceeds from sales of investment securities were $70 million, $0 and $120 million for the years ended September 30, 2007, 2006 and 2005, respectively. Realized gains from these sales were $343 thousand, $0, and $4.1 million for the years ended September 30, 2007, 2006 and 2005, respectively. Realized losses from these sales were of $894 thousands, $0 and $0 for the years ended September 30, 2007, 2006 and 2005, respectively.

Proceeds from sales of mortgage-backed securities were $302 million, $163 million, and $482 million for the years ended September 30, 2007, 2006, and 2005, respectively. Realized gains from these sales were $27 thousand $0, and $0 for the years ended September 30, 2007, 2006 and 2005, respectively. Realized losses from these sales were $0, $0, and $0.4 million for the years ended September 30, 2007, 2006, and 2005, respectively.

At September 30, 2007, and 2006 investment and mortgage-backed securities with an aggregate fair value of approximately $232 million, and $1.1 billion, respectively were pledged as collateral for repurchase agreements.

(4) Loans Receivable

Loans receivable consist of the following:

	As of September 30,
	2007		2006
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
One-to-four family residential:
Residential mortgages	$9,996,086	79.6%	$8,967,323	78.6%
Specialty consumer mortgages	697,726	5.5	694,590	6.1

Total one-to-four family residential	10,693,812	85.1	9,661,913	84.7
Home equity loans and lines of credit	420,386	3.3	355,822	3.1
Multi-family	120,058	1.0	85,544	0.8
Commercial real estate	496,556	4.0	413,637	3.6
Construction	146,557	1.2	174,466	1.5
Land	303,294	2.4	337,023	3.0

Total real estate loans	12,180,663	97.0	11,028,405	96.7

Other loans:
Commercial	187,951	1.5	194,269	1.7
Consumer	16,228	0.1	17,809	0.2

Total other loans	204,179	1.6	212,078	1.9

Total loans held in portfolio (1)	12,384,842	98.6	11,240,483	98.6
Unearned discounts, premiums and deferred loan costs, net	235,454	1.9	196,601	1.7
Allowance for loan losses	(58,623)	(0.5)	(36,378)	(0.3)

Total loans held in portfolio, net	12,561,673	100.0%	11,400,706	100.0%
Mortgage loans held for sale	174,868		9,542

Total loans, net	$12,736,541		$11,410,248

(1)	As of September 30, 2007, BankUnited had $180.8 million of non-accrual loans and $23 thousand past due more than 90 days and still accruing. As of September 30, 2006, BankUnited had $20.7 million of non-accrual loans and no loans past due more than 90 days and still accruing.

As of September 30, 2007, approximately $7.7 billion, or 61%, of all loans were secured by properties in Florida. No other state represented more than 6.9% of the Bank’s loan portfolio secured by real estate. As of September 30, 2006, approximately $7.6 billion, or 67%, of all loans were secured by properties in Florida. No other state represented more than 5.5% of the Bank’s loan portfolio secured by real estate.

As of September 30, 2007, the Bank had pledged approximately $9.1 billion of mortgage loans as collateral for advances from the FHLB Atlanta. As of September 30, 2006, the Bank had pledged approximately $8.2 billion of mortgage loans as collateral for advances from the FHLB Atlanta.

The following table provides the composition of the Bank’s one-to-four family residential loans as of September 30, 2007 and September 30, 2006, including loans held for sale.

	As of September 30, 2007		As of September 30, 2006
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
One-to-four family residential loans:
Fixed rate loans	$1,499,757	13.8%	$1,273,240	13.1%
Adjustable rate loans (ARM):
Monthly payment option	6,682,670	61.5	6,662,052	68.9
Select-My-Payment	925,000	8.5	—	—
Non option ARM	1,761,253	16.2	1,736,163	18.0

Total ARM loans	9,368,923	86.2	8,398,215	86.9

Total one-to-four family residential loans, including loans held for sale (1)	$10,868,680	100.0%	$9,671,455	100.0%

(1)	Excluding deferred costs, discounts, premiums and allowance for loan losses.

Payment option loans represented 60.6% and 59.2% of total loans outstanding (including loans held for sale and excluding deferred costs, unearned discounts, premiums and allowance for loan losses) as of September 30, 2007 and September 30, 2006, respectively. As of September 30, 2007, payment option loans with a balance of $6.7 billion, representing 89% of the payment option portfolio, had negative amortization of $270 million above their original principal balance. As of September 30, 2006, payment option loans with a balance of $5.0 billion, representing 75% of the payment option portfolio, had $89 million of negative amortization above their original principal balance.

Changes in the allowance for loan losses are as follows:

	For the Years Ended September 30,
	2007	2006	2005
	(In thousands)
Balance at beginning of period	$36,378	$25,755	$24,079
Provision	31,500	10,400	3,800
Loans charged-off	(11,050)	(1,273)	(3,189)
Recoveries	1,795	1,496	1,065

Balance at end of period	$58,623	$36,378	$25,755

The following table sets forth information concerning impaired loans with specific reserves:

	As of September 30,
	2007		2006
	Outstanding Principal	Allowance for loan losses	Outstanding Principal	Allowance for loan losses
	(In thousands)
Consumer Mortgages	$923	$407	$—	$—
Commercial real estate (1)	—	—	7,000	1,330
Commercial (2)	232	232	3,998	1,979

Total	$1,155	$639	$10,998	$3,309

(1)	Impaired commercial real estate loans with specific reserves decreased by $7 million from September 30, 2006 due to a sale transaction of a troubled commercial real estate loan with a balance of $7 million. The loan sold in December 2006 at a loss of $1.3 million provided through a specific reserve as of September 30, 2006.
(2)	Impaired commercial loans with specific reserves decreased by $3.8 million from September 30, 2006 due to the settlement of an unsecured commercial loan in the amount of $3 million in exchange for an investment security valued at $1.2 million

(5) Servicing and Transfers of Mortgage Loans

Servicing

As of September 30, 2007 and 2006, BankUnited had MSR assets with a carrying amount of $20.6 million and $20.3 million, respectively.

Management obtains a valuation of its MSR assets each quarter from independent third parties, which is used by management to assess those assets for impairment. For purposes of determining the fair value of BankUnited’s MSR assets, and any resulting impairment, MSR’s have been stratified by risk characteristics, specifically investor type and product. The strata used were:

•	Federal National Mortgage Association (FNMA);

•	Federal Home Loan Mortgage Corporation (FHLMC);

•	Private investors; and

•	MTA loan securitization

The following table provides activity related to BankUnited’s MSR assets during fiscal years 2007 and 2006:

	For the Years Ended September 30, 2007
	MSR From Loan Sales	MSR Securitization	Total MSR
	(In thousands)
Beginning Balance October 1, 2006	$15,628	$4,631	$20,259
New MSR assets from loans sales	4,994	—	4,994
Amortization of MSR assets	(2,262)	(1,066)	(3,329)
Impairment of MSR assets	(659)	(634)	(1,293)
Ending Balance September 30, 2007	$17,701	$2,931	$20,631
Fair Value at September 30, 2007	$18,100	$2,931	$21,031

	For the Years Ended September 30, 2006
	MSR From loan sales	MSR Securitization	Total MSR
	(In thousands)
Beginning Balance October 1, 2005	$15,203	$6,898	$22,101
New MSR assets from loans sales	2,788	—	2,788
Amortization of MSR assets	(2,363)	(1,231)	(3,594)
Impairment of MSR assets	—	(1,036)	(1,036)
Ending Balance September 30, 2006	$15,628	$4,631	$20,259
Fair Value at September 30, 2006	$15,701	$4,631	$20,332

Transfers

On September 26, 2005, BankUnited sold mortgage loans for securitization to a trust in a sale transaction. This transaction was structured without recourse to BankUnited. While BankUnited does not retain credit risk on the loans it has securitized, it has potential liability, under representations and warranties it made to the trust purchasing the loans. Upon securitization of the mortgage loans, BankUnited acquired subordinated securities, including an interest only strip (collectively retained securities), and recognized the value of the rights to servicing the underlying loans (MSRs). BankUnited recognized a loss of $89 thousand, net of costs associated with the securitization, from the sale of securities that were not retained by BankUnited. BankUnited has classified the retained securities as available for sale.

Considerable judgment is required to determine the fair values of BankUnited’s retained securities. Unlike government securities and other highly liquid investments, the precise market value of retained securities cannot be readily determined because these assets are not actively traded in stand-alone markets. Accordingly, BankUnited utilizes independent third parties specializing in secondary market transactions to provide fair values of its retained securities through the use of discounted cash flow models.

The key assumptions used in these models include prepayment speeds, discount yields, and loss severities. Prepayment speeds range from 20 CPR to 25 CPR and discount yields range from 6% to 18% depending upon where in the capital structure the bonds lie. Default assumptions are not applied to the AAA securities due to their high levels of subordination. However, for the subordinate pieces a cumulative deficit rate (“CDR”) of 2% combined with a loss severity of 30% is applied.

The key economic assumptions used in determining the fair value of retained securities at September 30, 2007 and the resulting fair value of the retained securities from hypothetical adverse changes in those assumptions are as follows:

September 30, 2007
(In thousands)
Fair value of retained securities	$179,001
Fair value of retained securities from hypothetical adverse changes in prepayment speeds:
10%	$178,030
20%	$178,566
Fair value of retained securities from hypothetical adverse changes in discount margin and yields:
10%	$176,534
20%	$174,813
Fair value of retained securities from hypothetical adverse changes in pricing curves (spot/forward):
10%	$177,398
20%	$177,037

The sensitivities in the table above is hypothetical and should be used with caution. In the above table, the effect of a variation in a particular assumption on the fair value of the retained securities is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another, which might compound or counteract the sensitivities.

At September 30, 2007 and 2006, BankUnited was servicing loans for others of approximately $1.6 billion and $1.6 billion, respectively.

(6) FHLB Stock and Other Earning Assets

FHLB stock and other earning assets is summarized as follows:

	As of September 30,
	2007	2006
	(In thousands)
FHLB stock	$305,385	$255,342
Other earning assets	150	150

Total	$305,535	$255,492

(7) Office Properties and Equipment, net

Office properties and equipment, net are summarized as follows:

	As of September 30,
	2007	2006
	(In thousands)
Branch buildings	$3,671	$1,765
Leasehold improvements	46,457	34,125
Furniture, fixtures and equipment	29,529	24,040
Computer equipment and software	35,135	24,856

Total	114,792	84,786
Less: accumulated depreciation	(48,043)	(36,058)

Office properties and equipment, net	$66,749	$48,728

Depreciation expense was $13.0 million, $9.5 million, and $6.3 million, for the years ended September 30, 2007, 2006 and 2005, respectively. During fiscal 2006 BankUnited took an impairment charge of $725 thousand in relation to damages to two of its branches resulting from hurricane Wilma and a subsequent fire at one of the branches; expected insurance proceeds of $827 thousand were recorded as a receivable in addition to insurance proceeds already collected for property damage. During fiscal 2007, $333 thousand was collected from the insurance carrier and $327 thousand of the outstanding receivable was written off. A receivable of $167 thousand remains outstanding for insurance proceeds expected to be collected in fiscal year 2008.

BankUnited has entered into non-cancelable leases with approximate minimum future rentals as follows:

Years Ending September 30,	Amount
(In thousands)
2008	$12,485
2009	11,909
2010	10,959
2011	9,674
2012	8,717
Thereafter through 2018	16,513

Total	$70,257

Actual rental payments may include deferred rents but are recognized as rent expense on a straight-line basis. Rent expense for the years ended September 30, 2007, 2006, and 2005 was $16.1 million, $12.8 million, and $11.5 million, respectively.

As a part of the lease of one of the buildings at the Miami Lakes Operations Center, BankUnited was required to restore the interior, which had been extensively modified by the former tenant, to its original condition. It is estimated that the cost of the restoration will be $2.2 million. The former tenant paid BankUnited $714 thousand to defray that cost. The lease for this building expires in December 2013.

(8) Deposits

At September 30, 2007 and 2006, BankUnited had outstanding non-interest bearing deposits of $342 million and $392 million, and interest bearing deposits of $6.7 billion and $5.7 billion, respectively. At September 30, 2007 and 2006, there were overdrafts of approximately $1.5 million and $1.6 million, respectively. Certificate accounts with balances of $100 thousand or more totaled approximately $2.1 billion and $1.8 billion at September 30, 2007 and 2006, respectively.

The following table sets forth maturities of certificates of deposit equal to or greater than $100 thousand as of September 30, 2007.

As of September 30, 2007 (1)
(In thousands)
Three months or less	$543,137
Over 3 months through 6	844,072
Over 6 months through 12	402,476
Over 12 months through 24	95,475
Over 24 months through 36	119,232
Over 36 months through 48	55,000
Over 48 months through 60	31,321

$2,090,713

(1)	Included in the table above are $293.4 million of certificates of deposit issued to the State of Florida with an average rate of 4.85%. These certificates are collateralized with a letter of credit of $155 million at September 30, 2007, issued by the FHLB Atlanta.

Interest expense on deposits for the years ended September 30, 2007, 2006 and 2005 was as follows:

	September 30,
	2007	2006	2005
	(In thousands)
Transaction and money market accounts	$16,866	$8,954	$5,482
Savings accounts	66,580	47,838	21,096
Certificates of deposit	218,889	143,178	71,735

	$302,335	$199,970	$98,313

Early withdrawal penalties on certificates of deposit are recognized as a reduction of interest expense on deposits. For the years ended September 30, 2007, 2006 and 2005, early withdrawal penalties totaled $769 thousand, $682 thousand and $350 thousand, respectively.

(9) Borrowings

Securities Sold under Agreements to Repurchase

Interest expense on securities sold under agreements to repurchase aggregated $19.9 million, $53.9 million and $36.2 million for the years ended September 30, 2007, 2006 and 2005, respectively.

The following sets forth information concerning repurchase agreements for the periods indicated:

	As of and for the Years Ended September 30,
	2007	2006
	(Dollars in thousands)
Maximum amount of outstanding agreements at any month end during the period	$829,435	$1,308,370
Average amount outstanding during the period	$407,962	$1,118,696
Weighted average interest rate for the period	5.33%	4.83%

The carrying amount of mortgage-backed securities sold under agreements to repurchase amounted to $143 million as of September 30, 2007. The agreements are overnight agreements with an average interest rate of 4.58% at September 30, 2007.

Advances from Federal Home Loan Bank

Advances outstanding as of September 30, 2007 and 2006 from the FHLB Atlanta incur interest and have contractual repayments as follows:

	As of September 30,
	2007			2006
	Amount	Range of Interest Rates		Amount	Range of Interest Rates
	(Dollars in thousands)
Repayable During Year Ending September 30,
2007				$3,605,000	2.34%	5.63%
2008	$3,150,000	3.95%	5.61%	880,000	2.59%	5.61%
2009	1,470,000	4.55%	5.36%	100,000	4.64%	4.74%
2010 (1)*, (2)**	1,165,000	3.62%	5.00%	150,000	3.61%	3.72%
2011	60,000	4.97%	4.97%	—	—	—
2012 (3)*	25,000	4.17%	4.17%	—	—	—
2015 (4)*, (5)*(6)	364,100	0.00%	4.79%	439,100	0.00%	4.79%
2016 (6)	250	0.00%	0.00%	250	0.00%	0.00%

Total contractual outstanding	$6,234,350			$5,174,350

* (1) Advances	for $100 million are callable by the FHLB in 2008.
** (2) Advances	for $175 million are callable by FHLB in 2009.
* (3) Advances	for $25 million are callable by FHLB in 2009.
* (4) Advances	for $264 million are callable by FHLB in 2008.
* (5) Advances	for $100 million are callable by FHLB in 2009.
(6) Zero	per cent rate represent advances related to CRA.
*	Callable on call date and each quarter there after
**	Callable on call date only

The terms of a security agreement with the FHLB Atlanta include a specific assignment of collateral that requires the maintenance of qualifying first mortgage loans as pledged collateral with unpaid principal amounts at least equal to 100% of the FHLB advances, when discounted at 85% of the unpaid principal balance. The FHLB Atlanta stock, which is recorded at cost of $305 million as of September 30, 2007, is also pledged as collateral for these advances.

Convertible Senior Notes

BankUnited issued $120 million principal amount of convertible senior notes due 2034 in a private placement to certain qualified institutional buyers in 2004. The notes bear interest at the rate of 3.125% per year payable on March 1 and September 1 of each year, beginning on September 1, 2004. Beginning on March 1, 2011, BankUnited will pay additional contingent interest on the notes if the average trading price of the notes is above a specified level.

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

Holders may require BankUnited to purchase all or part of the notes for cash at a purchase price of 100% of the principal amount of the notes plus accrued and unpaid interest including contingent interest and additional amounts, if any, on March 1, 2011, March 1, 2014, March 1, 2019, March 1, 2024 and March 1, 2029 or upon the occurrence of a significant change (e.g., change of controlling interest in BankUnited).

The notes are senior unsecured obligations, ranking equally in right of payment with all of BankUnited’s existing and future unsecured senior indebtedness. The notes are effectively subordinated to BankUnited’s entire senior secured indebtedness and all indebtedness and liabilities of its subsidiaries. As of September 30, 2007, BankUnited did not have any senior secured indebtedness.

Trust Preferred Securities and Subordinated Debentures

BankUnited operates wholly-owned trust subsidiaries (“Trust Subsidiaries”) for the purpose of issuing Trust Preferred Securities and investing the proceeds from the sale thereof in Junior Subordinated Deferrable Interest Debentures issued by BankUnited (the “Subordinated Debentures”). All of the proceeds of the Trust Preferred Securities plus common securities issued by the Trust Subsidiaries are invested in Subordinated Debentures, which represent the sole assets of the Trust Subsidiaries. The Trust Preferred Securities pay preferential cumulative cash distributions at the same rate as the Junior Subordinated Debentures held by the Trust Subsidiaries. Considered together, back-up undertakings made by BankUnited with respect to the Trust Preferred Securities constitute a full and unconditional guarantee by BankUnited of the obligations of the Trust Preferred Securities. The carrying amount of trust preferred securities and subordinated debentures in BankUnited’s Consolidated Statement of Financial Condition of $237 million as of September 30, 2007, represents Trust Preferred Securities issued by its non-consolidated Trust Subsidiaries and the Subordinated Debentures issued to its non-consolidated Trust Subsidiaries. In addition BankUnited adjusts the carrying amount of certain Trust Preferred Securities in accordance with the hedge accounting requirements of SFAS No. 133.

The following table provides information for each of BankUnited’s Trust Subsidiaries with outstanding Trust Preferred Securities as of September 30, 2007:

	Outstanding as of September 30, 2007
	Trust Preferred Securities	Common Securities	Subordinated Debentures	Annual Rate of Preferential Cash Distribution	Maturity Date
BankUnited Statutory Trust III (6)	$25,000	$774	$25,774	3-Month Libor+3.40% (2)	9/26/2032
BankUnited Statutory Trust IV (6)	20,000	619	20,619	3-Month Libor+3.40% (3)	11/15/2032
BankUnited Statutory Trust V (6)	15,000	464	15,464	3-Month Libor+3.25% (4)	12/19/2032
BankUnited Statutory Trust VI (6)	17,640	546	18,186	3-Month Libor+3.15% (5)	3/26/2033
BUFC Statutory Trust VII (1) (6)	15,000	464	15,464	3-Month Libor+3.25%	4/3/2033
BankUnited Statutory Trust VIII (6)	15,000	464	15,464	3-Month Libor+1.86%	11/30/2034
BankUnited Statutory Trust IX (6)	15,000	464	15,464	5.835% (7)	11/30/2034
BUFC Statutory Trust X (6)	50,000	1,547	51,547	3-Month Libor+1.69%	12/15/2036
BankUnited Statutory Trust XI (6)	50,000	1,547	51,547	3-Month Libor+1.69%	3/15/2037
BankUnited Statutory Trust XII (6)	7,500	232	7,732	3-Month Libor+1.60%	12/15/2037

Total	$230,140	$7,121	$237,261

(1)	BankUnited uses an interest rate cap contract to hedge interest rate risk on this instrument with a notional amount of $15 million as of September 30, 2007.
(2)	Not to exceed 11.90% prior to September 26, 2007.
(3)	Not to exceed 11.90% prior to November 15, 2007.
(4)	Not to exceed 11.75% prior to December 26, 2007.
(5)	Not to exceed 11.75% prior to March 26, 2008.
(6)	In accordance with FIN No. 46, BankUnited has not consolidated these Trust Subsidiaries.
(7)	Fixed at 5.835% until December 30, 2009 at which time the rate converts to floating at 3-Month Libor + 1.86%.

During the twelve-month period ended September 30, 2007, BankUnited had a net increase of $41 million in trust preferred securities and subordinated debentures from $196 million at September 30, 2006 to $237 million. BankUnited operates wholly-owned trust subsidiaries for the purpose of issuing trust preferred securities and investing the proceeds from the sale thereof in junior subordinated deferrable interest debentures issued by BankUnited. The carrying amount of trust preferred securities and subordinated debentures in BankUnited’s

Consolidated Statement of Financial Condition was $237 million as of September 30, 2007, and represented trust preferred securities issued by its consolidated trust subsidiary and the subordinated debentures issued by BankUnited to its non-consolidated trust subsidiaries.

The net increase in trust preferred securities and in subordinated debentures reflects primarily four transactions during the twelve-month period ended September 30, 2007:

•	The issuance and sale of $50 million in subordinated debentures to wholly-owned trust subsidiary, BankUnited Statutory Trust X in October 2006;

•	The issuance and sale of $50 million in subordinated debentures to wholly-owned trust subsidiary, BankUnited Statutory Trust XI in March 2007;

•	The redemption in March 2007 of trust preferred securities with a balance of $23 million issued by BankUnited to its consolidated subsidiary BankUnited Capital;

•	The redemption in March 2007 of trust preferred securities with a balance of $25 million issued by BankUnited to its non-consolidated subsidiary BankUnited Statutory Trust II;

•	The redemption in May 2007 of trust preferred securities with a balance of $20 million issued by BankUnited to its non-consolidated subsidiary BankUnited Statutory Trust I; and

•	The issuance and sale of $8 million in subordinated debentures to wholly-owned trust subsidiary, BankUnited Statutory Trust XII in September 2007.

Issuance of HiMEDS equity units

During the third fiscal quarter of 2007, BankUnited raised $184 million through the sale of 3,680,000 6.75% HiMEDS equity units, which require holders to purchase common equity by May 2010 at a price in the range of $23.40 to $32.76.

BankUnited has been using and intends to use the net proceeds of the offering for general corporate purposes including buying shares of its Class A Common Stock, expanding operations through new branch offices and operations centers, acquisitions of debt and equity securities, redemption of outstanding debt and investing in loans and mortgage-backed or other securities.

The equity units carry a total distribution rate of 6.75%. Each equity unit has a stated amount of $50 and is initially comprised of (i) a 3-year purchase contract which will obligate the holder to purchase from BankUnited on May 17, 2010, a certain number of shares of Bankunited’s Class A Common Stock, for $50; and (ii) a 1/20 undivided beneficial interest in $1,000 principal amount of BankUnited’s 6.37% Senior Note due May 17, 2012. Holders of the equity units will be entitled to receive quarterly contract adjustment payments at a rate of 0.38% per year of the stated amount of $50 per equity unit. The threshold appreciation price of the equity units is $32.76.

BankUnited has recorded the fair value of the forward purchase contract as a reduction of additional paid-in capital for $1.9 million. The contract adjustment payment obligation has been recorded as a liability for its present value of $1.9 million.

The forward purchase contract is evaluated during each reporting period to ensure that it continues to qualify for equity classification under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” As of September 30, 2007, the forward purchase contract continued to qualify as equity.

Issuance of Junior Subordinated Debentures

On September 28, 2007, BankUnited issued $12.5 million principal amount of junior subordinated debentures due on December 15, 2017. The debentures bear an annual floating rate equal to 3-month LIBOR plus 3%. Interest will be paid quarterly in arrears on March 15, June 15, September 15 and December 15 of each year (the “Distribution Periods”).

The amount of interest payable for each Distribution Period will be calculated by applying the interest rate to the principal amount outstanding at the commencement of the Distribution Period on the basis of the actual number of days in the Distribution Period concerned divided by 360.

The payment by BankUnited of the principal of, and premium, if any, and interest on all debentures is subordinated and junior in right of payment to the prior payment in full of all senior indebtedness of BankUnited, whether outstanding at the date of the issuance of these debentures or thereafter incurred.

The indebtedness represented by these debentures is unsecured by the assets of BankUnited and its affiliates and the debenture is not eligible as collateral for any loan by BankUnited.

These debentures may be redeemed on or after the interest payment date in December 2012 in accordance with the terms of the indenture.

(10) Accounting for Derivatives and Hedging Activities

BankUnited uses derivative instruments as part of its interest rate risk management activities to reduce risks associated with its loan origination and borrowing activities. Derivatives include loan commitments, forward sales contracts, and interest rate swaps and caps. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), BankUnited recognizes all derivatives as either assets or liabilities on the consolidated statement of condition and reports them at fair value with realized and unrealized gains and losses included in either earnings or in other comprehensive income, depending on the purpose for which the derivative is held and whether the derivative qualifies for hedge accounting.

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

Forward Sales Contracts

BankUnited enters into forward sales contracts in order to economically hedge fair value exposure of loan commitments and fair value exposure of loans held for sale to a change in interest rates. Fair value changes of forward sales contracts, not eligible for hedge accounting under SFAS No. 133, are recorded in earnings under non-interest expense with an offset in other liabilities. Hedge accounting was not applied to these contracts in fiscal years ended September 30, 2007 and September 30, 2006. Loans held for sale do not include any payment option loans.

Loans Held For Sale

Loans held for sale are accounted for under the lower of cost or market method, unless they are effectively hedged under SFAS No. 133. Lower of cost or market adjustments are recorded in earnings under non-interest expense. No adjustments, related to lower of cost or market, were booked in the fiscal years ended September 30, 2007 and September 30, 2006.

Interest Rate Swaps and Caps

At September 30, 2007, BankUnited had outstanding one interest rate cap contract used to reduce the risk of rising interest payments associated with specific variable rate debt instruments. This contract was accounted for as cash flow hedge under SFAS No. 133.

BankUnited applied hedge accounting based on the “short cut” method for interest rate swaps provided for in SFAS No. 133 for the quarter ended December 31, 2005. BankUnited reviewed its application of the short cut method in accounting for interest rate swaps in the subsequent quarter based on guidance issued by the SEC in December 2005, and concluded that three hedge transactions outstanding at December 31, 2005, did not meet the requirements set forth in the guidance and that hedge accounting was precluded for those items in the periods previously applied. BankUnited concluded that the reclassification of these swaps did not materially affect the results of operations for any period presented and recognized a $242 thousand net charge from prior periods for the quarter ended March 31, 2006. For the year ended September 30, 2006, a $2 million loss was recognized on this swap transaction. The “short cut” method has not been used in subsequent periods.

At September 30, 2007, BankUnited had no interest rate swap agreements outstanding.

The following table summarizes certain information with respect to the use of derivatives and their impact on BankUnited’s consolidated statements of income during the years ended September 30, 2007, 2006, and 2005:

	For the Years Ended September 30,
	2007	2006	2005
	(In thousands)
Interest Rate Swaps
Net loss recorded in non-interest income related to swaps	$(327)	$(1,657)	$(1,369)
Other Derivatives (1)
(Loss) gain recorded in non-interest expense related to loan commitments	(9)	146	(183)
(Loss) gain recorded in non-interest expense related to forward sales contracts	(657)	(231)	238

Total net loss recorded in earnings due to derivatives	$(993)	$(1,742)	$(1,309)

Note:	A charge of $4 thousand related to ineffectiveness related on cash flow hedges was booked during fiscal year 2007. Within the next 12 months, BankUnited estimates that $59 thousand will be reclassified out of other comprehensive income as a credit to earnings for cash flow hedges outstanding as of September 30, 2007.
(1)	BankUnited uses other derivatives to economically hedge interest rate risk, but they do not qualify for hedge accounting treatment.

(11) Regulatory Capital

The Bank’s regulatory capital levels as of September 30, 2007, 2006, and 2005 were as follows:

	As of September 30,
	2007	2006	2005
	(Dollars in thousands)
Tier 1 Leverage Capital
Amount	$1,183,375	$990,629	$756,810
Actual Ratio	7.8%	7.3%	7.1%
Well-Capitalized Minimum Ratio (1)	5.0%	5.0%	5.0%
Adequately Capitalized Minimum Ratio (1)	4.0%	4.0%	4.0%

Tier 1 Risk-Based Capital (2)
Amount	$1,183,375	$990,629	$756,810
Actual Ratio	14.6%	13.8%	14.0%
Well-Capitalized Minimum Ratio (1)	6.0%	6.0%	6.0%
Adequately Capitalized Minimum Ratio (1)	4.0%	4.0%	4.0%

Total Risk-Based Capital
Amount	$1,232,706	$1,013,770	$774,390
Actual Ratio	15.4%	14.3%	14.5%
Well-Capitalized Minimum Ratio (1)	10.0%	10.0%	10.0%
Adequately Capitalized Minimum Ratio (1)	8.0%	8.0%	8.0%

(1)	Based on Office of Thrift Supervision regulations adopted to implement the “prompt corrective action” provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991.
(2)	Tier 1 risk-based capital ratio is the ratio of core capital to risk weighted assets.

Regulatory capital and net income amounts as of and for the years ended September 30, 2007, 2006 and 2005 did not differ from regulatory capital and net income amounts reported to the OTS.

Payment of dividends by the Bank is limited by federal regulations, which provide for certain levels of permissible dividend payments depending on the Bank’s regulatory capital and other relevant factors. In September 2007, BankUnited contributed $80 million in additional capital to the Bank. In December 2005, June and September of 2006, BankUnited contributed $15 million, $75 million, and $40 million, respectively, in additional capital to the Bank. In March, June and September 2005, BankUnited contributed $42 million, $30 million, and $25 million, respectively, in additional capital to the Bank. The majority of these contributions were funded by proceeds BankUnited received from the issuance of HiMEDS Units senior notes of $184 million in April 2007, net proceeds from the stock offering of $150.9 million in January 2006, and the issuance of $120 million of convertible senior notes in February and March 2004.

(12) Stockholders’ Equity

BankUnited has a capital structure with the following characteristics:

Preferred Stock:

Issued in series with rights and preferences to be designated by the Board of Directors. As of September 30, 2007, and 2006, 10,000,000 shares of Preferred Stock were authorized, 2,000,000 of which were designated to a particular series and 8,000,000 of which were not designated.

Noncumulative Convertible Preferred Stock, Series B (“Series B Preferred”)—

•	Dividends—Quarterly noncumulative cash dividends are paid at an annual rate of $0.55 per share;

•	Redemption—Not redeemable by BankUnited until October 1, 2007 or later unless approved by the holders of at least 50% of the Series B Preferred shares;

•	Voting Rights—Two and one half votes per share;

•	Preference on Liquidation—Voluntary liquidation at the applicable redemption price per share and involuntary at $7.375 per share; and

•

Convertibility: Convertible into 1.4959 shares (adjusted for all stock dividends) of Class B Common Stock for each share of Series B Preferred surrendered for conversion, subject to adjustment on the occurrence of certain events.

Common Stock:

Issued in series with rights and preferences to be designated by the Board of Directors. As of September 30, 2007 and 2006, there were 100,000,000 and 60,000,000 shares of Class A Common Stock, respectively, authorized and 3,000,000 shares of Class B Common Stock were authorized.

Class A Common Stock

•	Dividends—As declared by the Board of Directors in the case of a dividend alone or not less than 110% of the amount per share of any dividend declared on the Class B Common Stock; and

•	Voting Rights: One tenth of one vote per share.

Class B Common Stock

•	Dividends—As declared by the Board of Directors;

•	Voting Rights—One vote per share; and

•	Convertibility—Each share of Class B Common Stock is convertible into one share of Class A Common Stock.

BankUnited’s Board of Directors declared dividends of $0.005 per share on its Class A Common Stock on November 28, 2006, March 5, 2007, May 31, 2007, and August 29, 2007. BankUnited continues to declare and pay such dividends on a quarterly basis subject to termination at any time at the sole discretion of the Board of Directors.

BankUnited has a stock repurchase program which was initially authorized by its Board of Directors on October 24, 2002. BankUnited has supplemented that authorization, raising the number of shares authorized to be repurchased to 3,000,000, 3,600,000 and 4,400,000 on October 25, 2006, January 23, 2007 and April 16, 2007, respectively. Under the program, BankUnited could purchase up to 4,400,000 shares of its Class A Common Stock in open market transactions from time to time at such prices and on such conditions as the Executive Committee of the Board of Directors determines to be advantageous. This plan does not have an expiration date.

BankUnited purchased 1,738,295 shares of stock in fiscal 2007. This represents a purchase of stock under the authorized purchase program. There were 2,572,005 shares available for purchase under this program as of September 30, 2007. During fiscal 2006 BankUnited did not purchase any shares of stock.

(13) Stock-Based Compensation and Other Benefit Plans

Stock-Based Compensation

At September 30, 2007, BankUnited had certain stock-based compensation plans approved by shareholders and designed to provide incentives to current and prospective officers, directors and employees of BankUnited and its subsidiaries. Under the plans, BankUnited may award stock options, stock appreciation rights, restricted stock, restricted stock units and awards in lieu of obligations, dividend equivalents, other stock-based awards and performance awards in each of its classes of stocks.

The following table summarizes terms of BankUnited’s stock-based incentive compensation plans approved as of September 30, 2007:

	Stock Compensation Plans
	Maximum Term	Shares Authorized	Class of Stock	Vesting Requirements	Types of Equity Compensation
2007 Stock Award and Incentive Plan	10 Years	5,000,000	Common A & B; Series B Preferred	0-10 Years	RS, RSU, ISO, NQ SAR
2002 Stock Award and Incentive Plan	10 Years	2,774,920	Common A & B; Series B Preferred	0-10 Years	RS, RSU, ISO, NQ
1996 Incentive and Stock Award Plan	10 Years	3,800,000	Common A & B; Series B Preferred	0-10 Years	RS, ISO, NQ
1994 Incentive Stock Option Plan	10 Years	250,000	Common A & B	0-10 Years	ISO, NQ

RS—Restricted Stock

RSU—Restricted Stock Unit

ISO—Incentive Stock Option

NQ—Non-qualified Stock Option

SAR—Stock Appreciation Rights

Shares issued in connection with stock-based compensation are registered under the plans. BankUnited’s practice is to issue new shares when restricted awards are granted and options are exercised.

At the 2007 Annual Meeting, BankUnited’s shareholders approved the 2007 Stock and Incentive Award Plan which comprised 5,000,000 shares of stock plus the combined forfeited shares and options from previous plans. The Plan also allows for the shares to be increased by 8% of any issuance or deliverance of Company stock during the term of the Plan not including any issuances under the Plan or Pre-Existing Plans. At September 30, 2007, there were 4.7 million shares of all classes available under the Plan.

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

The following table presents the total stock-based compensation for fiscal 2007:

Twelve Months Ended September 30, 2007
(Dollars in thousands)
Total stock-based compensation	$7,628
Total recognized tax benefit related to stock-based compensation	$3,694

As of September 30, 2007, there was $26.6 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. BankUnited expects to recognize that cost over a weighted-average period of approximately 4.3 years.

Options

BankUnited may award both incentive stock options and non-qualified stock options. Options granted under BankUnited’s Plans expire six to ten years after the date of grant and are granted at or above the fair market value (closing price) of the stock on the date of grant. An option may vest over a period ranging from immediate to nine years.

BankUnited has used the Black-Scholes model to calculate fair values of options awarded. This model requires assumptions as to expected volatility, dividends, terms, and risk free rates. Assumptions used for the periods covered herein, are outlined in the table below:

	Twelve Months Ended September 30,
	2007	2006
Expected Volatility	26.0% - 28%	26.0%
Expected Dividend	0.10% - 1.85%	0.07% - 1.23%
Expected Term in Years	3.9 - 5.0	3.9 - 5.0
Risk Free Rate	4.52% - 4.75%	4.37% - 4.93%

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

The following table presents the activity of BankUnited’s outstanding stock options, for all classes of Common Stock for the year ended September 30, 2007:

	Number of Shares	Weighted Average Price per Share	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value
	(Dollars and shares in thousands)
Options outstanding, September 30, 2006	2,305	$17.73
Options granted	415	$22.36
Options exercised	(203)	$8.51
Options forfeited	(55)	$22.43
Options expired	(46)	$23.94

Options outstanding, September 30, 2007	2,416	$19.08	5.6	$3,985

Exercisable at September 30, 2007	1,669	$17.69	4.9	$3,894
Unvested at September 30, 2007	747	$22.20	7.0	$91

The following table presents the activity of BankUnited’s outstanding stock options, for Series B Preferred Stock, for the year ended September 30, 2007:

Series B Preferred Options	Number of Shares	Weighted Average Price per Share	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value
	(Dollars and shares in thousands)
Outstanding September 30, 2006	941	$26.75
Granted	160	$23.90.
Exercised	(62)	$10.85

Outstanding September 30, 2007	1,039	$27.26	4.7	$1,241

Exercisable at September 30, 2007	672	$25.19	3.8	$1,202
Unvested at September 30, 2007	367	$31.06	6.5	$39

The following table presents the values of option grants and exercises for the twelve-month periods ended September 30, 2007, 2006 and 2005:

	Twelve Months Ended September 30,
	2007	2006	2005
	(Dollars in thousands, except for amount per share)
Grant date weighted average fair value per share of options granted	$6.39	$11.33	$7.87
Total intrinsic value of options exercised	$4,409	$9,659	$5,280
Cash received from options exercised	$2,400	$3,972	$1,565
Actual tax benefit to be realized from option exercises	$1,065	$3,100	$1,082

The total fair value of options granted above fair value on the grant date during the year ended September 30, 2005 was $2.8 million. There were no options granted during fiscal years 2006 and 2007 at a price above fair value on their grant dates.

Restricted Stock

Restricted awards granted without performance-based restrictions vest in annual installments over periods ranging from immediate to fourteen years commencing on the date of the grant. The vesting schedules are intended to encourage officers, directors and employees to make long-term commitments to BankUnited.

Fair value for non-vested shares is determined based on the closing price of BankUnited’s shares on the grant date.

A summary of the status of BankUnited’s non-vested restricted common shares and restricted common units for fiscal 2007 is presented below:

Common Unvested Shares *	Number of Shares (in thousands)	Weighted Average Price per Share (at date of grant)
Outstanding September 30, 2006	477	$25.28
Granted	252	$23.77
Vested	(106)	$23.76
Forfeited	(44)	$24.10

Outstanding September 30, 2007	579	$24.58

*	Including Restricted Stock Units

A summary of the status of BankUnited’s unvested Series B Preferred Stock restricted shares for fiscal 2007 is presented below:

Preferred Unvested Shares	Number of Shares (in thousands)	Weighted Average Price per Share (at date of grant)
Outstanding at September 30, 2006	341	$31.03
Granted	105	40.12
Vested	(50)	29.91

Outstanding at September 30, 2007	396	$33.58

The following table presents the values of restricted stock grants and vesting for the twelve-month periods ended September 30, 2007, 2006 and 2005:

	Twelve Months Ended September 30,
	2007	2006	2005
Grant date weighted average fair value per share of restricted stock granted	$28.59	$27.62	$31.70
Fair value per share of shares vested	$25.73	$32.19	$30.97

Performance Based Awards

Under the 2007 Plan the Compensation Committee has the authority to grant performance awards requiring the achievement of pre-determined goals by a future date. The goals are business-based goals such as growth in assets, loans and/or deposits; enhancing earnings by achieving certain levels of revenue and/or net income, improving or maintaining quality of assets, and improving net interest margins.

Performance based stock awards are granted by the Compensation Committee and may be earned over periods ranging from one year to three years. If restricted and to the extent that an award is earned, vesting commences the date that the grant is earned and vests, thereafter over a period of five to eight years, contingent on the person receiving the award employed by BankUnited.

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

As of September 30, 2007 BankUnited had the following awards outstanding in both Class A Common Stock and Series B Preferred Stock, which are included in the total unvested share information previously disclosed.

Performance Based Unvested Shares Common A	Number of Shares (in thousands)	Weighted Average Price per Share (at date of grant)
Outstanding at September 30, 2006	26	$23.65
Granted	28	$26.82
Vested	(3)	$23.65

Outstanding at September 30, 2007	51	$25.40

Performance Based Unvested Shares Preferred B	Number of Shares (in thousands)	Weighted Average Price per Share (at date of grant)
Outstanding at September 30, 2006	317	$30.68
Granted	105	$40.12
Vested	(46)	$29.45

Outstanding at September 30, 2007	376	$33.46

The following table presents the values of performance-based awards and vesting for the twelve-month periods ended September 30, 2007, 2006 and 2005:

	Twelve Months Ended September 30,
	2007	2006	2005
Grant date weighted average fair value per share of performance-based stock granted	$37.32	$32.56	$41.74
Weighted average fair value per share of shares vested	$29.06	$39.08	$34.21

Acceleration of Vesting

On January 24, 2005, the Compensation Committee of the Board of Directors of BankUnited determined to accelerate the vesting of two stock options which were granted to Alfred Camner, BankUnited’s Chief Executive Officer, and Ramiro Ortiz, BankUnited’s President and Chief Operating Officer, under BankUnited’s 2002 Stock Award and Incentive Plan (the “2002 Plan”) on September 30, 2004. The acceleration of vesting was approved to become effective automatically if, and at such time, that the market price of BankUnited’s Class A Common Stock closed below $29.15 per share. The exercise prices of both options were based on the fair market value of

BankUnited’s Class A Common Stock on the date of grant, which was $29.15. On January 25, 2005, the price of BankUnited’s Class A Common Stock closed at $29.04 per share. The acceleration of the vesting period for the options granted to the CEO and COO met the criteria for variable accounting under FASB Interpretation No. 44, however, because the vesting of these options was accelerated at a time when the exercise price was higher than the market price of the underlying stock, the acceleration did not result in a charge to earnings for compensation expense. As a result of the acceleration, the option granted to the CEO for the purchase of 75,000 shares of BankUnited’s Noncumulative Convertible Preferred Stock, Series B, and the option granted to the President and COO for the purchase of 50,000 shares of BankUnited’s Class A Common Stock, became immediately vested and exercisable on January 25, 2005, instead of vesting in five equal installments commencing on the first anniversary of the date of grant.

BankUnited projects that, if the vesting of these options had not been accelerated, then SFAS No. 123R would have required BankUnited to recognize approximately $1.4 million in compensation expense from these options over their remaining vesting terms, in quarters beginning after September 30, 2005. In exchange for the benefits conferred on the CEO by the accelerated vesting of his option, the Compensation Committee and the CEO agreed that the term of such option shall be shortened from ten years to eight years. The Compensation Committee agreed with the President and COO that the term of his employment agreement, which would otherwise expire on September 30, 2007, shall be extended by one additional year, subject to such other terms and conditions specified therein.

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

The acceleration of the vesting period for the options meets the criteria for variable accounting under FASB Interpretation No. 44. However, the exercise prices of both options were based on the fair market value of BankUnited’s Class A Common Stock on the dates of grant, which was $26.05 on April 28, 2004, and $27.90 on October 26, 2004. On May 20, 2005, the Company’s Class A Common Stock closed at $25.07. The fair market value of the Series B Preferred Stock, calculated as the closing price of the Class A Common Stock multiplied by 1.4959, was $37.50. Because the vesting of these options was accelerated at a time when their exercise prices were higher than the market value of the underlying stock, the acceleration did not result in a charge to earnings for compensation expense. The value of these options were reflected in the footnote disclosures to BankUnited’s financial statements for the quarter ending September 30, 2005, as required by SFAS No. 148. BankUnited projects that, if the vesting of these options had not been accelerated, then SFAS No. 123R would have required BankUnited to recognize approximately $690 thousand in compensation expense from these options over their remaining vesting terms, in quarters beginning after September 30, 2005.

The 2002 Plan permits the Compensation Committee to adjust the terms and conditions of awards granted under that plan in response to changes in accounting principles, among other reasons, subject to certain restrictions. The Compensation Committee determined to accelerate the vesting of these options as a result of the issuance by the FASB of SFAS No. 123R, which BankUnited adopted effective October 1, 2005. BankUnited anticipates that, by accelerating the vesting of these options at a time when their exercise price was higher than the market price, BankUnited will not be required to recognize compensation expense on the options. The value of these options is reflected in the pro-forma earnings per share disclosures below, as required by SFAS No. 148.

Pro forma

Had compensation cost for BankUnited’s stock-based compensation plans been determined based on the fair value at the grant dates for stock option awards consistent with the methodology prescribed by SFAS No. 123R, BankUnited’s net income and earnings per share for fiscal 2005, would have been reduced to the pro forma amounts indicated below

2005
(Dollars in thousands, except for amount per share)
Net income, as reported	$27,537
Add: Total stock-based employee and director compensation expense included in net income, net of related tax effects	1,794
Deduct: Total stock-based employee and director compensation expense determined under the fair value based method for all awards, net of related tax effects (1)	8,312

Pro forma net income	$21,019

Earnings per share:
Basic—as reported	$0.90
Basic—pro forma	$0.68
Diluted—as reported	$0.85
Diluted—pro forma	$0.65
Assumptions for weighted average grant-date fair value of options using the Black—Scholes Merton option pricing model are as follows:
Dividend yields	0.07%
Expected volatility	26.8%
Risk-free interest rates	3.83%
Expected life (in years)	4.6

(1)	BankUnited recognizes the tax effect of option exercises in additional paid in capital.

The pro forma results of operations reported above are not likely to be representative of the effects on reported income of future years due to vesting arrangements and additional option grants. The fair value of each option has been estimated on the date of the grant using the Black-Scholes Merton option pricing model.

BankUnited 401(k) Plan

BankUnited sponsors a 401(k) profit sharing plan for its eligible employees. Under the terms of the combined plan eligible employees are permitted to contribute to the plan up to the limits set by law. BankUnited currently makes matching contributions in the form of BankUnited Class A Common stock at a rate of 75% of employee contributions up to a maximum matching contribution of 4.5% of the employees’ salary. Employees are eligible to participate in the plan after one month of service and begin vesting in BankUnited’s contribution after two years of service at the rate of 25% per year up to 100% at five years of service. For fiscal 2007, 2006 and 2005, the Bank made total matching contributions of approximately $2.1 million, $1.5 million, and $1.3 million, respectively.

(14) Income Taxes

The components of the provision for income taxes for the years ended September 30, 2007, 2006 and 2005 are as follows:

	For the Years Ended September 30,
	2007	2006	2005
	(In thousands)
Current-federal	$38,512	$30,077	$1,065
Current-state	71	87	42
Deferred	3,719	11,504	9,271

Total	$42,302	$41,668	$10,378

BankUnited’s effective tax rate differs from the statutory federal income tax rate as follows:

	Years Ended September 30,
	2007		2006		2005
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Tax at federal income tax rate	$43,288	35.0%	$43,940	35.0%	$13,270	35.0%
Increase (decrease) resulting from:
Tax exempt income	(2,737)	(2.2)	(3,061)	(2.4)	(2,688)	(7.1)
State tax, less effect on federal tax	30	—	57	—	27	0.1
Other, net	1,721	1.4	732	0.6	(231)	(0.6)

Total	$42,302	34.2%	$41,668	33.2%	$10,378	27.4%

The tax effects of significant temporary differences included in the net deferred tax liability as of September 30, 2007 and 2006 were:

	September 30,
	2007	2006
	(In thousands)
Deferred tax asset:
Non-accrual interest	$3,054	$227
Loan loss and other reserves	20,730	12,969
Unrealized losses in other comprehensive income	7,061	10,981
Share based compensation	1,271	2,465
Other	2,297	210

Gross deferred tax asset	34,413	26,852

Deferred tax liability:
Deferrals and amortizations	7,341	6,879
Depreciation	35	940
Deferred REIT income	51,342	37,477
Contingent interest on convertible senior notes	7,400	5,177
Other	197	641

Gross deferred tax liability	66,315	51,114

Net deferred tax liability	$31,902	$24,262

BankUnited files a consolidated federal income tax return with its subsidiaries other than BU REIT, Inc. on a fiscal year ending on September 30. BU REIT, Inc. files a separate tax return on a calendar-year basis.

At September 30, 2007, BankUnited had $409 thousand in tax bad debt reserves originating before December 31, 1987 for which deferred taxes have not been provided. The amount becomes taxable under the Internal Revenue Code upon the occurrence of certain events, including certain non-dividend distributions. BankUnited does not anticipate any actions that would ultimately result in the recapture of this amount for income tax purposes.

The components of deferred income tax benefit relate to the following:

	Years Ended September 30,
	2007	2006	2005
	(In thousands)
Deferred REIT income	$13,865	$9,600	$11,648
Differences in book/tax depreciation	(905)	187	(997)
Non-accrual interest	(2,827)	(65)	321
Net operating loss	—	3,375	(3,375)
Loan loss and other reserves	(7,761)	(3,729)	(575)
Deferrals and amortization	462	1,091	460
Contingent interest	2,223	2,067	2,030
Stock-based compensation	1,194	(1,091)	(682)
Other, net	(2,532)	69	441

Total deferred tax benefit	$3,719	$11,504	$9,271

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

Total commitments at September 30, 2007 and 2006 were as follows:

	September 30,
	2007	2006
	(In thousands)
Commitments to fund loans:
Residential	$541,550	$746,169
Commercial and commercial real estate	117,051	70,160
Construction	109,196	180,430
Unfunded commitments under lines of credit	700,655	715,349
Commercial and standby letters of credit	47,490	47,492

Total	$1,515,942	$1,759,600

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

(16) Related Party Transactions

From time to time, BankUnited, FSB makes loans in the ordinary course of its business as a financial institution to directors, officers and employees of BankUnited, as well as to members of their immediate families and affiliates, to the extent consistent with applicable laws and regulations. As of September 30, 2007 and 2006, these loans totaled $2.0 million, and $2.3 million, respectively.

The following table provides an analysis of changes in the amounts of related party loans during fiscal years 2007 and 2006:

	Related Party Loans
	2007	2006
	(In thousands)
Beginning balance	$2,341	$6,363
Additions	380	519
Payments	(577)	(541)
Other (1)	(152)	(4,000)

Ending balance	$1,992	$2,341

(1)	Other represents loans to individuals who no longer have related interest.

For the 2007, 2006 and 2005 fiscal years, BankUnited retained the law firm of Camner, Lipsitz and Poller, Professional Association (“CLP”), as general counsel. Alfred R. Camner, Chief Executive Officer and Chairman of the Board of Directors of BankUnited, is the Senior Managing Director of CLP. For the 2007, 2006 and 2005 fiscal years, BankUnited paid CLP approximately $4.9 million, $3.6 million, and $3.5 million, respectively, in legal fees allocable to loan closings, foreclosures, litigation, corporate and other matters. Errin Camner, Managing Director of CLP, is the daughter of Alfred R. Camner.

In fiscal 2005, CLP subleased approximately 2,223 square feet of office space from BankUnited in Coral Gables, Florida. The sublease extends through January 31, 2014 and may be renewed for up to four additional five-year terms, subject to BankUnited’s exercising its right to renew under the master lease. Under the terms of the sublease the minimum annual rent for the property is $61,249. Payments from CLP to BankUnited during the fiscal year 2007 totaled $79,026 consisting of rental payments and $12,533 paid to BankUnited as reimbursements for tenant improvements for the fiscal year 2006 and $87,161 consisting of rental payments and $22,598 paid to BankUnited as reimbursements for tenant improvements for the fiscal year 2006 and in fiscal year 2005 BankUnited was paid $52,265 in rent. BankUnited believes that the terms of the sublease reflect market rates comparable to those prevailing in the area for similar transactions involving non-affiliated parties at the time the sublease was made.

During the fiscal years 2007, 2006 and 2005, BankUnited obtained policies for directors’ and officers’ liability insurance, banker’s blanket bond insurance, commercial multi-peril insurance, workers’ compensation insurance and BankUnited’s health and dental insurance through HBA Insurance Group (“Head-Beckham); Based on information provided by Head-Beckham, Head-Beckham received approximately $319 thousand, $345 thousand, and $300 thousand, respectively, in commissions on premiums paid for these policies. Marc Jacobson, a director of BankUnited, is a Senior Vice President and member of the Board of Directors of Head-Beckham and holds less than 2% of its stock.

(17) BankUnited Financial Corporation

The following summarizes the major categories of BankUnited’s (holding company only) financial statements:

Condensed Statements of Financial Condition

	As of September 30,
	2007	2006
	(In thousands)
Assets:
Cash	$203,772	$28,752
Federal Home Loan Bank overnight deposits	50	55

Cash and cash equivalents	203,822	28,807
Investments available for sale, at fair value	4,933	5,559
Accrued interest receivable	135	1,366
Investment in the Bank	1,202,867	1,005,909
Investment in other subsidiaries	5,216	3,190
Other assets	34,095	25,782

Total assets	$1,451,068	$1,070,613

Liabilities and Capital:
Convertible senior notes	$120,000	$120,000
HiMEDS Units senior notes	184,000	—
Trust preferred securities and subordinated debentures	237,261	195,791
Junior subordinated debt	12,500	—
Other liabilities	85,341	1,662

Total liabilities	639,102	317,453
Stockholders’ equity	811,966	753,160

Total liabilities and stockholders’ equity	$1,451,068	$1,070,613

Condensed Statements of Operations

	For the Years Ended September 30,
	2007	2006	2005
	(In thousands)
Interest income	$3,574	$1,979	$2,160
Interest expense	33,320	17,729	13,259
Equity income of the Bank and other subsidiaries	109,599	103,629	40,523
Gain (loss) on sale of investment securities	40	(624)	1,040
Other non-interest income	9	—	—
Non-interest expenses	11,370	13,194	10,223

Income before income taxes	68,523	74,061	20,241
Income tax benefit	12,856	9,814	7,296

Net income	$81,379	$83,875	$27,537

Condensed Statements of Cash Flows

	For the Years Ended September 30,
	2007	2006	2005
	(In thousands)
Cash flows from operating activities:
Net income	$81,379	$83,875	$27,537
Less: Undistributed income of the other subsidiaries	(109,586)	(103,609)	(40,518)
Amortization of restricted stock and other awards	7,546	5,522	2,761
Other, net	82,208	(5,188)	(6,988)

Net cash provided (used) by operating activities	61,547	(19,400)	(17,208)

Cash flows from investing activities:
Equity contributions to the Bank	(80,000)	(130,000)	(97,000)
Net increase in loans	—	—	45,859
Proceeds from repayments of mortgage-backed securities available for sale	—	—	1,278
Proceeds from the sale of investment securities available for sale	2,000	—	15,171
Proceeds from the sale of mortgage-backed securities available for sale	—	—	33,412
Purchase of investment securities available for sale	—	(2,050)	—
Other, net	(1,962)	(323)	(1,332)

Net cash used in investing activities	(79,962)	(132,373)	(2,612)

Cash flows from financing activities:
Net proceeds from issuance of trust preferred and junior subordinated debentures	120,000	—	30,928
Net proceeds from issuance of HiMEDS units senior notes	178,681	—	—
Net proceeds from issuance of stock	2,403	154,263	1,565
Net proceeds from pay-down of trust preferred and junior subordinated debentures	(69,467)	—	—
Tax benefit from stock-based compensation	1,144	533	1,692
Purchase of stock	(38,071)	—	(2,214)
Dividends paid on stock	(1,260)	(1,169)	(878)

Net cash provided by financing activities	193,430	153,627	31,093

Increase(decrease) in cash and cash equivalents	175,015	1,854	11,273
Cash and cash equivalents at beginning of year	28,807	26,953	15,680

Cash and cash equivalents at end of year	$203,822	$28,807	$26,953

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

Upon the adoption of SFAS No. 157 “Fair Value Measurements” on October 1, 2008, BankUnited will be required to disclose fair value at exit prices versus discounted cash flow models currently utilized. The adoption of this guidance may result in different fair value disclosures for loans and these differences may be significant.

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

Fair value for derivatives are based solely on quotes provided by independent third parties.

The estimated fair value of BankUnited’s financial instruments as of September 30, 2007 and 2006 was as follows:

	As of September 30,
	2007		2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$512,935	$512,935	$66,655	$66,655
Investments (1)	187,375	187,375	299,909	299,909
Mortgage-backed securities (1)	916,223	916,223	1,225,944	1,225,944
Loans receivable, net (2)	12,736,541	12,705,874	11,410,248	11,597,939
FHLB stock and other earning assets	305,535	305,535	255,492	255,492
Financial liabilities:
Deposits	$7,090,387	$7,094,524	$6,074,132	$6,076,325
Borrowings (3)	6,693,922	6,712,985	6,360,739	6,349,044
Trust preferred securities and subordinated debentures	237,261	236,535	195,791	204,347
Derivative instruments, net debit (credit) (4)	(614)	(614)	1,307	1,307

(1)	Fair value is equal to carrying value since investments and mortgage-backed securities available for sale are carried at fair value.
(2)	Including loans held for sale.
(3)	Excluding trust preferred securities and subordinated debentures.
(4)	Derivative instruments are included in other assets and other liabilities.

(19) Subsequent Events

Due to the continuing deterioration of the residential real estate market conditions, the Bank’s non accrual loans and real estate owned changes during the month of October 2007 were as follows:

•	Non accrual loans increased by $53.6 million from $180.8 million at September 30, 2007 to $234.4 million at October 31, 2007;

•	Net charge offs for the month of October 2007 were $749 thousand;

•	Real estate owned increased by $8.4 million from $27.7 million at September 30, 2007 to $36.1 million at October 31, 2007; and

•

Additionally, as a result of capital market declines in October 2007, unrealized losses in investment securities increased from $21.5 million, as of September 30, 2007, to $34.0 million as of October 31, 2007.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

An evaluation of the effectiveness of the design and operation of BankUnited’s disclosure controls and procedures was carried out by BankUnited as of period end, under the supervision and with the participation of BankUnited’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, BankUnited’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by BankUnited in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. We may make changes to our disclosure controls and procedures periodically as we review their design and effectiveness on a continuing basis. No change in internal control over financial reporting occurred during the quarter ended September 30, 2007, that has materially affected, or is likely to affect, such internal control over financial reporting. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(See Management’s Report on Internal Control Over Financial Reporting in Item 8. Consolidated Financial Statements and Supplementary Data).

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The information contained under the captions “Election of Directors” and “Miscellaneous Section (16)a Beneficial Ownership Reporting Compliance” to appear in our definitive proxy statement relating to BankUnited’s 2008 Annual Meeting of Stockholders, which definitive proxy statement will be filed with the Commission not later than 120 days after the end of our fiscal year covered by this report on Form 10-K (hereinafter referred to as the “Annual Meeting Proxy Statement”), is incorporated herein by reference. Information concerning the executive officers and directors of BankUnited is included in Part I of this Annual Report on Form 10-K.

We have adopted a “Code of Ethics for the Chief Executive Officer and Senior Financial Officers” that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Controller. We have posted the Code of Ethics on our website located at www.bankunited.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, this Code of Ethics by posting such information on its website. We also have a Code of Conduct, applicable to all directors, officers, and employees; which is available at www.bankunited.com.

Item 11.	Executive Compensation.

The information contained under the caption “Executive Compensation” to appear in the Annual Meeting Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Certain information regarding securities authorized for issuance under our equity compensation plans is included under the section captioned “Stock-Based Compensation Plans” in Part II, Item 5, elsewhere in this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference to our Annual Meeting Proxy Statement to be filed with the Commission within 120 days of BankUnited’s fiscal year-end.

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

Item 14.	Principal Accountant Fees and Services.

The information contained under the caption “Audit Fees” to appear in the Annual Meeting Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) The Following Documents Are Filed as Part of this Report:

Exhibit No.	Description
(1)	Financial Statements.

The following consolidated financial statements of BankUnited and the report of the Independent Registered Certified Public Accounting Firm thereon filed with this report:

Report of Independent Registered Certified Public Accounting Firm (PricewaterhouseCoopers LLP).

Consolidated Statements of Financial Condition as of September 30, 2007 and 2006.

Consolidated Statement of Operations for the years ended September 30, 2007, 2006, and 2005.

Consolidated Statement of Stockholders’ Equity for the years ended September 30, 2007, 2006, and 2005.

Consolidated Statements of Cash Flows for the years ended September 30, 2007, 2006 and 2005.

Notes to Consolidated Financial Statements.

(2)	Financial Statement Schedules.

Schedules are omitted because the conditions requiring their filing are not applicable or because the required information is provided in the Consolidated Financial statements, including the Notes thereto.

(3)	Exhibits.*

3.1	Articles of Incorporation of BankUnited, as amended.

3.2	Bylaws of BankUnited, as amended (Exhibit 3.2 to BankUnited’s Annual Report on Form 10-K, as filed with the Commission on December 30, 2002).

4.1	Statement of Designation of Series 1 Class A Common Stock and Class B Common Stock of BankUnited (included as an appendix to Exhibit 3.1 to BankUnited’s Quarterly Report on Form 10-Q filed with the Commission on May 2, 2003).

4.2	Statement of Designation of Noncumulative Convertible Preferred Stock, Series A of BankUnited (included as an appendix to Exhibit 3.1 to BankUnited’s Quarterly Report on Form 10-Q filed with the Commission on May 2, 2003).

4.3	Statement of Designation of Noncumulative Convertible Preferred Stock, Series B of BankUnited (included as an appendix to Exhibit 3.1 to BankUnited’s Quarterly Report on Form 10-Q filed with the Commission on May 2, 2003).

4.4	Statement of Designation of Noncumulative Convertible Preferred Stock, Series C of BankUnited (included as an appendix to Exhibit 3.1 to BankUnited’s Quarterly Report on Form 10-Q filed with the Commission on May 2, 2003).

4.5	Statement of Designation of Noncumulative Convertible Preferred Stock, Series C-II of BankUnited (included as an appendix to Exhibit 3.1 to BankUnited’s Quarterly Report on Form 10-Q filed with the Commission on May 2, 2003).

4.6	Statement of Designation of 8% Noncumulative Convertible Preferred Stock, Series 1993 of BankUnited (included as an appendix to Exhibit 3.1 to BankUnited’s Quarterly Report on Form 10-Q filed with the Commission on May 2, 2003).

Exhibit No.	Description
4.7	Statement of Designation of 9% Noncumulative Perpetual Preferred Stock of BankUnited (included as an appendix to Exhibit 3.1 to BankUnited’s Quarterly Report on Form 10-Q filed with the Commission on May 2, 2003).

4.8	Statement of Designation of 8% Noncumulative Convertible Preferred Stock, Series 1996 of BankUnited (included as an appendix to Exhibit 3.1 to BankUnited’s Quarterly Report on Form 10-Q filed with the Commission on May 2, 2003).

4.9	Form of Letter Agreement between BankUnited and the holders of shares of BankUnited’s Noncumulative Convertible Preferred Stock, Series B (Exhibit 4.7 to BankUnited’s Annual Report on Form 10-K for the year ended September 30, 1998, as filed with the Commission on December 29, 1998).

4.10	BankUnited and its subsidiaries have certain long-term debt outstanding. None of the instruments evidencing such debt authorizes an amount of securities in excess of 10% of the total assets of BankUnited and its subsidiaries on a consolidated basis; therefore, copies of such instruments are not included as exhibits to this Annual Report of Form 10-K. BankUnited agrees to furnish copies to the Commission upon request.

4.11	Indenture, dated February 27, 2004, between BankUnited and U.S. Bank National Association related to the issuance of BankUnited’s 3.125% Convertible Senior Notes due 2034 (included as Exhibit 4.2 to BankUnited’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2004).

4.12	Registration Rights Agreement, dated February 27, 2004, between BankUnited and the initial purchasers named therein (included as Exhibit 4.3 to BankUnited’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2004).

4.13	Form of 3.125% Convertible Senior Note due 2034 (included as appendix A to Exhibit 4.2 to BankUnited’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2004).

4.14	Purchase Agreement, dated February 24, 2004, between BankUnited and the initial purchasers named therein related to the issuance of BankUnited’s 3.125% Convertible Senior Notes due 2034 (included as Exhibit 4.4 to BankUnited’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2004).

4.15	Indenture, dated April 18, 2007, between BankUnited and the Bank of New York related to the issuance of BankUnited’s 6.75% HiMEDS Units (included as Exhibit 4.1 to BankUnited’s Form S-3 Registration Statement, File No. 333-142200, as filed with the Commission on April 18, 2007).

4.16	Purchase Contract and Pledge Agreement, dated April 19, 2007, between BankUnited and the Bank of New York, as Purchase Contract Agent, and the Bank of New York as Collateral Agent, Custodial Agent and Securities Intermediary (included as Exhibit 4.1 to the Form 8-K filed with the Commission on April 25, 2007).

4.17	Supplemental Indenture No. 1 between BankUnited and the Bank of New York, as Trustee, dated as of April 25, 2007 (included as Exhibit 4.2 to the Form 8-K filed with the Commission on April 25, 2007).

4.18	Form of Remarketing Agreement related to the issuance of BankUnited’s 6.75% HiMEDS Units (included as Exhibit 4.3 to the Form 8-K filed with the Commission on April 25, 2007).

4.19	Form of Corporate HiMEDS Certificate (included in Exhibit 4.16).

4.20	Form of Senior Note due May 17, 2017 (included in Exhibit 4.17).

Exhibit No.	Description
10.1	Non-statutory Stock Option Plan, as amended (Exhibit 4.9 to BankUnited’s Form S-8 Registration Statement, File No. 33-76882, as filed with the Commission on March 24, 1994).**

10.2	1992 Stock Bonus Plan, as amended (Exhibit 10.2 to BankUnited’s Form 10-K Report for the year ended September 30, 1994).**

10.3	1994 Incentive Stock Option Plan (Exhibit 10.3 to BankUnited’s Form 10-K Report for the year ended September 30, 1994).**

10.4	1996 Incentive Compensation and Stock Award Plan (Exhibit 10.2 to BankUnited’s Report on Form 10-Q for the quarter ended December 31, 1999, as filed with the Commission on February 14, 2000).**

10.5	2002 Stock Award and Incentive Plan, as amended (included as Exhibit 10.5 to BankUnited’s Annual Report on Form 10-K filed with the Commission on December 18, 2003).**

10.6	2007 Stock Award and Incentive Plan (included as Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the Commission on February 7, 2007).**

10.7	BankUnited 401(k)/Profit Sharing Plan (Exhibit 10.6 to the Annual Report on Form 10-K filed with the Commission on December 30, 2002).**

10.8	Underwriting Agreement (Exhibit 1.1 to Current Report on Form 8-K, as filed with the Commission on April 25, 2007).

10.9	Form of Change in Control Agreement between BankUnited and Felix Garcia (included as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Commission on August 11, 2003).***

10.10	Form of Change in Control Agreement between BankUnited and Humberto Lopez (included as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Commission on February 2, 2003).***

10.11	Form of Change in Control Agreement between BankUnited and Abel Iglesias (included as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Commission on August 11, 2003).***

10.12	Form of Change in Control Agreement between BankUnited and Carlos Fernandez-Guzman (included as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Commission on May 2, 2003).***

10.13	Form of Change in Control Agreement between BankUnited and Douglas Sawyer (included as Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the Commission on May 2, 2003).***

10.14	Form of Change in Control Agreement between BankUnited and Roberta Kressel (included as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the Commission on May 2, 2003).***

10.15	Change in Control Agreement between the Bank and Lawrence H. Blum (Exhibit 10.13 to the Annual Report on Form 10-K filed with the Commission on December 30, 2002).***

10.16	Participation Agreement between the Bank and BU, REIT, Inc. (included as Exhibit 10.2 to BankUnited’s Quarterly Report on Form 10-Q filed with the Commission on February 14, 2003).

10.17	Affiliate Collateral Pledge and Security Agreement effective October 1, 2002 between the Bank, BU REIT, Inc., and the Federal Home Loan Bank of Atlanta (included as Exhibit 10.3 to BankUnited’s Quarterly Report on Form 10-Q filed with the Commission on February 14, 2003).

Exhibit No.	Description

10.18	Advances and Security Agreement effective February 5, 2005 between the Bank and the Federal Home Loan Bank of Atlanta (included as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Commission on May 10, 2005).

10.19	Joinder Agreement effective February 5, 2005 among BU REIT, Inc., Bank and the Federal Home Loan Bank of Atlanta (included as Exhibit 10.3 to the Quarter Report on Form 10-Q filed with the Commission on May 10, 2005).

10.20	Employment Agreement between BankUnited and Humberto L. Lopez (included as Exhibit 10.1 to the Form 8-K filed with the Commission on December 10, 2004).***

10.21	Employment Agreement between Bank and Humberto L. Lopez (included as Exhibit 10.2 to the Form 8-K filed with the Commission on December 10, 2004).***

10.22	Employment Agreement between BankUnited and James R. Foster (included as Exhibit 10.40 to the Annual Report on Form 10-K filed with the Commission on December 14, 2005).***

10.23	Employment Agreement between Bank and James R. Foster (included as Exhibit 10.41 to the Annual Report on Form 10-K filed with the Commission on December 14, 2005).***

10.24	Employment Agreement between Bank and Robert Green (included as Exhibit 10.42 to the Annual Report on Form 10-K filed with the Commission on December 14, 2005).***

10.25	Employment Agreement between BankUnited and Alfred R. Camner (included as Exhibit 10.29 to the Annual Report on Form 10-K filed with the Commission on December 14, 2006).***

10.26	Employment Agreement between the Bank and Alfred R. Camner (included as Exhibit 10.30 to the Annual Report on Form 10-K filed with the Commission on December 14, 2006)..***

10.27	Employment Agreement between BankUnited and Ramiro A. Ortiz (included as Exhibit 10.31 to the Annual Report on Form 10-K filed with the Commission on December 14, 2006).***

10.28	Employment Agreement between the Bank and Ramiro A. Ortiz (included as Exhibit 10.32 to the Annual Report on Form 10-K filed with the Commission on December 14, 2006).***

10.29	Lease between the Bank and The Graham Companies dated September 4, 2006 (included as Exhibit 10.33 to the Annual Report on Form 10-K filed with the Commission on December 14, 2006).

10.30	Severance Agreement between BankUnited and Hunting Deutsch (included as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the Commission on August 9, 2006.***

10.31	Amendment to Employment Agreement between the Bank and James R. Foster (included as Exhibit 10.1 to BankUnited’s Quarterly Report on For 10-Q filed with the Commission on February 7, 2007).***

10.32	Amendment to Employment Agreement between BankUnited and James R. Foster (included as Exhibit 10.2 to BankUnited’s Quarterly Report on Form 10-Q filed with the Commission on February 7, 2007).***

10.33	Second Amendment to Employment Agreement between the Bank and James R. Foster.***

10.34	Second Amendment to Employment Agreement between BankUnited and James R. Foster.***

12.1	Statement regarding calculation of ratio of earnings to combined fixed charges and preferred stock dividends.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

Exhibit No.	Description
24.1	Power of attorney (set forth on the signature page in Part IV of this Report on Form 10-K for the year ended September 30, 2007).

31.1	Certification of the Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibits followed by a parenthetical reference are incorporated herein by reference from the documents described therein. All references to the “Commission” shall signify the Securities and Exchange Commission.
**	Compensatory plans or arrangements.
***	Contracts with Management.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on November 29, 2007.

BankUnited Financial Corporation

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on November 29, 2007 on behalf of the Registrant by the following persons and in the capacities indicated.

/S/ ALFRED R. CAMNER Alfred R. Camner	Chairman of the Board, Chief Executive Officer, and Director (Principal Executive Officer)

/S/ RAMIRO A. ORTIZ Ramiro A. Ortiz	President, Chief Operating Officer, and Director

/S/ LAWRENCE H. BLUM Lawrence H. Blum	Vice Chairman of the Board, Secretary and Director

/S/ MARC D. JACOBSON Marc D. Jacobson	Director

/S/ ALLEN M. BERNKRANT Allen M. Bernkrant	Director

/S/ NEIL H. MESSINGER, M. D. Neil H. Messinger, M. D.	Director

/S/ HARDY C. KATZ Hardy C. Katz	Director

/S/ ALBERT E. SMITH Albert E. Smith	Director

/S/ TOD ARONOVITZ Tod Aronovitz	Director

/S/ BRADLEY S. WEISS Bradley S. Weiss	Director

/S/ LAUREN CAMNER Lauren Camner	Director

/S/ HUMBERTO L. LOPEZ Humberto L. Lopez	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description
3.1	Articles of Incorporation of BankUnited, as amended.

10.33	Second Amendment to Employment Agreement between the Bank and James R. Foster.

10.34	Second Amendment to Employment Agreement between BankUnited and James R. Foster.

12.1	Statement regarding calculation of ratio of earnings to combined fixed charges and preferred stock dividends.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of the Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.