Form 10-Q
period 2007-12-31
BANKUNITED FINANCIAL CORP
filed 2008-02-12
CIK 894490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

or

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock at the close of business on January 31, 2008 was 35,181,086 shares of Class A Common Stock, $0.01 par value, and 479,734 shares of Class B Common Stock, $0.01 par value.

This Form 10-Q contains 42 pages.

The Index to Exhibits appears on page 42.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q REPORT FOR THE QUARTER ENDED DECEMBER 31, 2007

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

	December 31 2007	September 30 2007
	(Dollars in thousands, except per share amounts)
ASSETS
Cash	$50,715	$54,502
Federal Home Loan Bank (FHLB) overnight deposits	21,335	456,775
Federal funds sold	1,654	1,658

Cash and cash equivalents	73,704	512,935

Investment securities available for sale, at fair value	160,405	187,375
Mortgage-backed securities available for sale, at fair value (including assets pledged of $189,662 and $231,740 at December 31, 2007 and September 30, 2007, respectively)	843,269	916,223
Mortgage loans held for sale at lower of cost or market	150,470	174,868

Loans held in portfolio	12,377,830	12,384,842
Add: Unearned discounts, premiums and deferred loan costs, net	231,832	235,454
Less: Allowance for loan losses	(117,658)	(58,623)

Loans held in portfolio, net	12,492,004	12,561,673

FHLB stock and other earning assets	285,265	305,535
Office properties and equipment, net	66,453	66,749
Real estate owned	46,909	27,732
Accrued interest receivable	84,375	86,182
Mortgage servicing rights	21,484	20,631
Goodwill	28,353	28,353
Bank owned life insurance	123,110	122,100
Prepaid expenses and other assets	49,457	35,915

Total assets	$14,425,258	$15,046,271

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest bearing deposits	$6,829,800	$6,747,888
Non-interest bearing deposits	311,046	342,499

Total deposits	7,140,846	7,090,387

Securities sold under agreements to repurchase	134,708	143,072
Advances from Federal Home Loan Bank	5,699,350	6,234,350
Convertible senior notes	120,000	120,000
HiMEDS Units senior notes	184,000	184,000
Junior subordinated debt	12,500	12,500
Trust preferred securities and subordinated debentures	237,261	237,261
Interest payable	39,915	39,480
Advance payments by borrowers for taxes and insurance	40,177	97,452
Accrued expenses and other liabilities	40,062	75,803

Total liabilities	13,648,819	14,234,305

Commitments and Contingencies (See note (10))
Stockholders’ Equity:
Preferred stock, $0.01 par value	13	11
Authorized shares—10,000,000 Issued shares—1,264,853 and 1,131,153 Outstanding shares—1,238,133 and 1,104,433 Treasury shares—26,720	(528)	(528)
Class A Common Stock, $0.01 par value	373	371
Authorized shares—100,000,000 Issued shares—37,348,469 and 37,075,365 Outstanding shares—35,181,086 and 34,907,982 Treasury shares—2,167,383	(43,297)	(43,297)
Class B Common Stock, $0.01 par value	7	7
Authorized shares—3,000,000 Issued shares—719,947 Outstanding shares—479,734 and 473,747 Treasury shares—240,213 and 246,200	(2,802)	(2,802)
Additional paid-in capital	516,435	513,042
Retained earnings	330,367	356,197
Deferred compensation	2,048	2,048
Accumulated other comprehensive loss	(26,177)	(13,083)

Total stockholders’ equity	776,439	811,966

Total liabilities and stockholders’ equity	$14,425,258	$15,046,271

See accompanying notes to consolidated financial statements

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended December 31,
	2007	2006
	(Dollars and shares in thousands, except per share data)
Interest income:
Interest and fees on loans	$219,899	$211,815
Interest on mortgage-backed securities	11,616	13,770
Interest and dividends on investments and other interest-earning assets	7,730	8,244

Total interest income	239,245	233,829

Interest expense:
Interest on deposits	80,763	67,719
Interest on borrowings	79,575	82,272
Preferred dividends of trust preferred securities and subordinated debentures	4,748	5,043

Total interest expense	165,086	155,034

Net interest income before provision for loan losses	74,159	78,795
Provision for loan losses	65,000	4,000

Net interest income after provision for loan losses	9,159	74,795

Non-interest income:
Loan servicing fees	1,407	1,947
Amortization of mortgage servicing rights	(847)	(858)
Impairment of mortgage servicing rights	(2,634)	(832)
Loan fees	1,038	1,074
Deposit fees	1,598	1,474
Other fees	664	672
Net gain on sale of investments and mortgage-backed securities	—	43
Other-than-temporary impairment on investment securities	(850)	—
Net gain on sale of loans and other assets	2,270	5,596
Income from insurance and investment services	1,425	952
Loss on swaps	—	(196)
Other non-interest income	2,547	1,718

Total non-interest income	6,618	11,590

Non-interest expenses:
Employee compensation and benefits	27,561	24,286
Occupancy and equipment	10,471	8,555
Telecommunications and data processing	3,337	2,830
Advertising and promotion expense	1,664	1,775
Professional fees	3,515	1,617
Other	8,476	5,984

Total non-interest expenses	55,024	45,047

(Loss) income before income taxes	(39,247)	41,338
(Benefit) provision for income taxes	(13,743)	13,970

Net (loss) income	$(25,504)	$27,368

(Loss) earnings Per Share:
Basic	$(0.73)	$0.75

Diluted	$(0.73)	$0.71

Weighted average number of common shares outstanding:
Basic	35,102	36,390
Diluted	35,102	38,339
Dividends declared per share on common stock	$0.005	$0.005

See accompanying condensed notes to consolidated financial statements

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	For the Three Months Ended December 31, 2007 and 2006
	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Deferred Compensation	Accumulated Other Comprehensive (Loss) Income Net of Tax	Total Stockholders’ Equity
	(In thousands)
Balance at September 30, 2007	$11	$378	$513,042	$356,197	$(46,627)	$2,048	$(13,083)	$811,966
Comprehensive loss:
Net loss for the three months ended December 31, 2007	—	—	—	(25,504)	—	—	—	(25,504)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(13,094)	(13,094)

Total comprehensive loss	—	—	—	—	—	—	—	(38,598)
Payment of dividends	—	—	—	(326)	—	—	—	(326)
Transfer to tax benefit for stock- based compensation	—	—	(330)	—	—	—	—	(330)
Stock option exercises and restricted stock awards	2	2	2,782	—	—	—	—	2,786
Tax benefit from stock-based compensation	—	—	941	—	—	—	—	941

Balance at December 31, 2007	$13	$380	$516,435	$330,367	$(46,627)	$2,048	$(26,177)	$776,439

Balance at September 30, 2006	$10	$374	$503,585	$276,078	$(8,556)	$2,048	$(20,379)	$753,160
Comprehensive income:
Net income for the three months ended December 31, 2006	—	—	—	27,368	—	—	—	27,368
Other comprehensive income, net of tax	—	—	—	—	—	—	3,096	3,096

Total comprehensive income	—	—	—	—	—	—	—	30,464
Payment of dividends	—	—	—	(318)	—	—	—	(318)
Company stock acquired	—	—	—	—	(3,298)	—	—	(3,299)
Deferral of compensation	—	—	—	—	—	41	—	41
Stock option exercises and restricted stock awards	1	1	1,917	—	—	—	—	1,920

Balance at December 31, 2006	$11	$375	$505,502	$303,128	$(11,854)	$2,089	$(17,283)	$781,968

See accompanying condensed notes to consolidated financial statements.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended December 31,
	2007	2006
	(In thousands)
Cash used in operating activities	$(238,242)	$(106,113)

Cash flows from investing activities:
Net decrease (increase) in loans held in portfolio	6,644	(165,676)
Purchase of investment securities available for sale	(12,471)	(9,781)
Purchase of FHLB stock and other earning assets	(12,375)	(57,915)
Purchase of office properties and equipment	(3,867)	(7,383)
Proceeds from repayments of investment securities available for sale	25,000	33,488
Proceeds from repayments of mortgage-backed securities available for sale	58,861	83,872
Proceeds from repayments of FHLB stock and other earning assets	36,450	30,240
Proceeds from sale of investment securities available for sale	3,389	9,642
Proceeds from sale of mortgage-backed securities available for sale	240,408	33,448
Proceeds from sale of real estate owned and other assets	5,994	701

Net cash provided (used) in investing activities	348,033	(49,364)

Cash flows from financing activities:
Net increase in deposits	50,459	216,167
Additions to long-term Federal Home Loan advances	1,025,000	1,625,000
Repayments of long-term Federal Home Loan advances	(1,250,000)	(535,000)
Net decrease in short-term Federal Home Loan advances	(310,000)	(475,000)
Net decrease in other borrowings	(8,364)	(617,373)
Net decrease in advances from borrowers for taxes and insurance	(57,275)	(58,616)
Net proceeds from issuance of trust preferred securities	—	50,000
Net proceeds from issuance of stock	543	217
Purchase of treasury stock	—	(3,298)
Tax benefit from stock-based compensation	941	—
Dividends paid on stock	(326)	(318)

Net cash (used) provided by financing activities	(549,022)	201,779

(Decrease) Increase in cash and cash equivalents	(439,231)	46,302
Cash and cash equivalents at beginning of period	512,935	66,655

Cash and cash equivalents at end of period	$73,704	$112,957

Supplemental schedule of non-cash investing and financing activities:
Exchange of loans for mortgage-backed securities in loan sales transaction with FNMA and FHLMC	$237,654	$33,674
Transfer of loans from portfolio to loans held for sale	$242	$88,693
Transfer of loans held for sale to portfolio	$—	$11,253
Transfers from loans to real estate owned	$28,930	$438

See accompanying condensed notes to consolidated financial statements

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

(1) Principles of Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of BankUnited Financial Corporation (“BankUnited”) and its consolidated subsidiaries, including BankUnited, FSB (the “Bank”). All significant intercompany transactions and balances associated with consolidated subsidiaries have been eliminated.

The unaudited consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the three-month period ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008. These condensed notes should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in BankUnited’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

BankUnited has revised the consolidated statement of cash flows for the three months ended December 31, 2006 to present non-agency loans in the change in loans held for sale as an operating activity. The effect of the revision is to increase net cash used in operating activities by $20.6 million, to decrease net cash used in investing activities by the same amount and to decrease the transfer of loans from portfolio to loans held for sale included in the supplemental schedule of non-cash investing and financing activities by $118.4 million. The revision does not affect the net change in cash and cash equivalents for the three-months ended December 31, 2006, has no effect on BankUnited’s consolidated statement of operations or the related earnings per share amount for that period.

(2) Impact of Certain Accounting Pronouncements

FASB Staff Position Nos. FAS 115-1 and FAS 124-1

This Financial Accounting Standards Board Staff Positions (FSP) addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary-impairments. This guidance is effective for reporting periods beginning after December 15, 2005 and was effective beginning the quarter ended March 31, 2006. BankUnited performs impairment assessments on a quarterly basis. During the quarter ended December 31, 2007, BankUnited recognized an $850 thousand other-than-temporary impairment on one debt security which it did not anticipate holding until full cost recovery.

FIN No. 48

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN No. 48”), an interpretation of SFAS No.109 “Accounting for Income Taxes,” to clarify the requirements of SFAS No.109 relating to the recognition of income tax benefits.

FIN No 48 provides a two-step approach to recognizing and measuring tax benefits, taken or expected to be taken in a tax return, when the benefits, realization is uncertain. The first step is to determine whether the benefit is to be recognized; the second step is to determine the amount to be recognized:

•

Income tax benefits should be recognized when, based on the technical merits of a tax position, the entity believes that, if a dispute arose with the taxing authority and was taken to a court of last resort, it is more likely than not (i.e., a probability of greater than 50 percent) that the tax position would be sustained as filed; and

•

If a position is determined to be more likely than not of being sustained, the reporting enterprise should recognize the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority.

FIN No. 48 was effective for fiscal years beginning after December 15, 2006. Therefore, BankUnited adopted this statement, in the fiscal year that began October 1, 2007 without any material effect.

This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. BankUnited will recognize any future interest and penalties related to underpayments of income taxes or income tax uncertainties in its provision for income taxes, in accordance with paragraphs 15 and 19 of FIN No. 48.

BankUnited remains subject to examination by federal and state tax jurisdictions for its fiscal year ended September 30, 2004, 2005 and 2006.

SFAS No. 157

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements.

This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Therefore, BankUnited will adopt this statement, as applicable, in its fiscal year beginning October 1, 2008.

Management is in process of evaluating the impact of the adoption of this statement on BankUnited’s financial statements.

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS No. 115.”

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

SFAS No. 141(R)

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. This statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

The provisions of SFAS No. 141(R) are effective for financial statements issued for fiscal years beginning after December 15, 2008. BankUnited will adopt this statement, as applicable, in its fiscal year beginning October 1, 2009.

SFAS No. 160

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — An Amendment of Accounting Research Bulletin (“ARB”) No. 51. This statement amends ARB No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). In addition, SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest.

The provisions of SFAS No. 160 will be effective for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. BankUnited will adopt this statement, as applicable, in its fiscal year beginning October 1, 2009.

SAB No. 109

In November 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (“SAB”) No. 109, “Written Loan Commitments Recorded at Fair Value through Earnings.”

SAB No. 109 expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. SAB No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”), provided the views of the staff regarding derivative loan commitments that are accounted for at fair value through earnings pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SAB No. 105 stated that in measuring the fair value of a derivative loan commitment, the staff believed it would be inappropriate to incorporate the expected net future cash flows related to the associated servicing of the loan. SAB No. 109 supersedes SAB 105 and expresses the current view of the staff that, consistent with the guidance in SFAS No. 156, “Accounting for Servicing of Financial Assets,” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB No. 105 also indicated that the staff believed that internally-developed intangible assets (such as customer relationship intangible assets) should not be recorded as part of the fair value of a derivative loan commitment. This SAB retains that staff view and broadens its application to all written loan commitments that are accounted for at fair value through earnings.

SAB No. 109 is effective on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. Therefore, BankUnited will adopt this statement, as applicable, in its fiscal quarter beginning January 1, 2008.

(3) Investments and Mortgage-backed Securities Available for Sale

Investments Securities Available for Sale

Presented below is an analysis of investments designated as available for sale.

	At December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Preferred stock of U.S. government sponsored entities (1)	$39,945	$—	$(9,745)	$30,200
Trust preferred securities of other issuers	11,751	12	(346)	11,417
Mutual funds and other bonds (2)	118,677	631	(572)	118,736
Other investment notes	350	—	(298)	52
Other equity securities	—	—	—	—

Total	$170,723	$643	$(10,961)	$160,405

	At September 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. government sponsored entity debt securities (1)	$25,000	$—	$(23)	$24,977
Preferred stock of U.S. government sponsored entities (1)	39,933	—	(2,772)	37,161
Trust preferred securities of other issuers	4,000	—	(311)	3,689
Mutual funds and other bonds (2)	117,511	35	(743)	116,803
Other investment notes	1,200	—	—	1,200
Other equity securities	3,462	83	—	3,545

Total	$191,106	$118	$(3,849)	$187,375

Investment securities at December 31, 2007, by contractual maturity, are shown below.

	Available for Sale
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$2,717	$2,725
Due after one year through five years	7,202	7,230
Due after five years through ten years	1,794	1,501
Due after ten years	47,292	46,816
Equity securities	111,718	102,133

Total	$170,723	$160,405

(1)	U.S. Government sponsored entities include the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC).
(2)	Underlying assets of mutual funds consist primarily of mortgage-backed securities.

Mortgage-backed Securities Available for Sale

Presented below is an analysis of mortgage-backed securities designated as available for sale:

	At December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
FNMA mortgage-backed securities	$154,086	$218	$(2,019)	$152,285
FHLMC mortgage-backed securities	47,916	674	(168)	48,422
Collateralized mortgage obligations	4,060	—	(18)	4,042
Mortgage pass-through certificates (1)	667,232	1,482	(30,194)	638,520

Total	$873,294	$2,374	$(32,399)	$843,269

	At September 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
FNMA mortgage-backed securities	$163,656	$139	$(4,049)	$159,746
FHLMC mortgage-backed securities	50,541	135	(137)	50,539
Collateralized mortgage obligations	4,284	—	(18)	4,266
Mortgage pass-through certificates (1)	714,190	980	(13,498)	701,672

Total	$932,671	$1,254	$(17,702)	$916,223

(1)	Included in BankUnited’s portfolio of mortgage-backed securities as of December 31, 2007 and September 30, 2007 were securities with a fair value of $157 million and $179 million, respectively, which were retained from BankUnited’s mortgage loan securitization in September 2005.

Mortgage-backed securities at December 31, 2007, by contractual maturity and adjusted for anticipated prepayments, are shown below.

	Available for Sale
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$197,085	$190,309
Due after one year through five years	424,084	409,503
Due after five years through ten years	176,475	170,408
Due after ten years	75,650	73,049

Total	$873,294	$843,269

Based on the internal model used by BankUnited, estimated average duration of the mortgage-backed securities portfolio as of December 31, 2007, was 2.8 years. This duration extends to 2.81 years in a hypothetical scenario that immediately adds 100 basis points to market interest rates. The model used by BankUnited is based on assumptions that may differ from the eventual outcome.

The following tables provide information on unrealized losses for investments and mortgage-backed securities available for sale as of December 31, 2007 and September 30, 2007. The fair value of investments and mortgage-backed securities available for sale with unrealized gains are not included in the tables below.

	As of December 31, 2007
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)
	(In thousands)
Available for sale securities
Investment securities:
Trust preferred securities of other issuers	$6,898	$(60)	$1,714	$(286)	$8,612	$(346)
U.S. government sponsored entity debt securities (2)	—	—	—	—	—	—
Preferred stock of U.S. government sponsored entities (2)	23,842	(7,393)	6,358	(2,352)	30,200	(9,745)
Mutual funds and other bonds (3)	776	(2)	57,676	(570)	58,452	(572)
Other investments notes	52	(298)	—	—	52	(298)

Total investment securities	$31,568	$(7,753)	$65,748	$(3,208)	$97,316	$(10,961)

Mortgage-backed securities:
FNMA mortgage-backed securities	$—	$—	$129,079	$(2,019)	$129,079	$(2,019)
FHLMC mortgage-backed securities	10,944	(168)	—	—	10,944	(168)
Collateralized mortgage obligations	—	—	921	(18)	921	(18)
Mortgage pass-through certificates	134,008	(17,234)	322,857	(12,960)	456,865	(30,194)

Total mortgage-backed securities	$144,952	$(17,402)	$452,857	$(14,997)	$597,809	$(32,399)

	As of September 30, 2007
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)
	(In thousands)
Available for sale securities
Investment securities:
Trust preferred securities of other issuers	$1,889	$(111)	$1,800	$(200)	$3,689	$(311)
U.S. government sponsored entity debt securities (2)	—	—	24,977	(23)	24,977	(23)
Preferred stock of U.S. government sponsored entities (2)	28,451	(2,772)	—	—	28,451	(2,772)
Mutual funds and other bonds (3)	5,718	(18)	27,638	(725)	33,356	(743)

Total investment securities	$36,058	$(2,901)	$54,415	$(948)	$90,473	$(3,849)

Mortgage-backed securities:
FNMA mortgage-backed securities	$—	$—	$135,629	$(4,049)	$135,629	$(4,049)
FHLMC mortgage-backed securities	—	—	19,849	(137)	19,849	(137)
Collateralized mortgage obligations	—	—	959	(18)	959	(18)
Mortgage pass-through certificates	115,585	(5,205)	426,293	(8,293)	541,878	(13,498)

Total mortgage-backed securities	$115,585	$(5,205)	$582,730	$(12,497)	$698,315	$(17,702)

(1)	These unrealized losses are not considered to be other- than- temporary based on management’s evaluation. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer of the securities; and the intent and ability to retain the security in order to allow for an anticipated recovery in fair value. We consider the decline in value of debt or equity securities classified available-for-sale to be temporary and we have the ability and intent to hold these securities until recovery.
(2)	U.S. Government sponsored entities include FNMA and FHLMC.
(3)	Underlying assets of mutual funds consist primarily of mortgage-backed securities.

We have determined that available for sale securities in an unrealized loss position are not other-than-temporarily impaired for the following reasons:

•

The significant majority of the securities referenced above are graded “Investment-Grade” taking into consideration the latest available credit ratings on individual investment securities by recognized rating companies (i.e. Moody’s, S&P). During the holding period, BankUnited has not experienced any delays or omissions in interest payments or principal payments due in the case of pass-through securities included in the inventory referenced above.

•

BankUnited continues to utilize the securities referenced above as a tool to generate a stream of cash flows and has the ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value. BankUnited estimates that three to five years should be a reasonable period for recovery of fair value.

•

BankUnited owns eight series of preferred stock of U.S. government sponsored entities (GSEs), five of which were issued by FHLMC and three of which were issued by FNMA. As of December 31, 2007, all eight were carrying an unrealized loss totaling $9.7 million. Beginning in August 2007, liquidity and credit concerns in the U.S. financial markets, due to the continued slow down in the housing market, had an adverse impact on all financial institutions, especially those levered to the housing market. While the value of GSEs preferred shares has deteriorated significantly since August 2007, this deterioration is consistent with the overall decline in the financial markets in the residential lending sector. When the housing market begins to improve and liquidity and credit concerns in the broader market begin to abate, the GSEs and their associated debt and equity instruments are expected to improve. The GSEs are fundamental to a recovery in the housing market. The U.S. government looks to the GSEs to provide liquidity to lenders, Moody’s and Fitch list the credit outlook of both FNMA and FHLMC as stable and maintain respective issuer ratings of AAA. Furthermore, the securities themselves have composite ratings of AA-. These ratings have not changed and are not expected to change in the foreseeable future. BankUnited has reviewed the financial condition and near-term prospects of the GSEs in relation to the severity and duration of the impairment of the securities. Based on BankUnited’s ability and intent to hold the securities for a reasonable period of time sufficient for a forecasted recovery of fair value, management does not consider the securities to be other than temporarily impaired at December 31, 2007.

During the quarter ended December 31, 2007, BankUnited recognized $850 thousand other-than-temporary impairment on one debt security based on BankUnited’s evaluation of the financial condition as of December 31, 2007 of the company that issued the debt security.

At December 31, 2007 and September 30, 2007, investment and mortgage-backed securities with an aggregate fair value of approximately $190 million, and $232 million, respectively, were pledged as collateral for repurchase agreements.

(4) Loans Receivable

Loans receivable consist of the following:

	As of December 31, 2007		As of September 30, 2007
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
One-to-four family residential:
Residential mortgages	$9,918,130	79.4%	$9,996,086	79.6%
Specialty consumer mortgages	705,799	5.6	697,726	5.5

Total one-to-four family residential	10,623,929	85.0	10,693,812	85.1
Home equity loans and lines of credit	435,936	3.5	420,386	3.3
Multi-family	134,173	1.1	120,058	1.0
Commercial real estate	509,509	4.1	496,556	4.0
Construction	156,356	1.2	146,557	1.2
Land	308,890	2.5	303,294	2.4

Total real estate loans	12,168,793	97.4	12,180,663	97.0

Other loans:
Commercial	191,224	1.5	187,951	1.5
Consumer	17,813	0.1	16,228	0.1

Total other loans	209,037	1.6	204,179	1.6

Total loans held in portfolio (1)	12,377,830	99.0	12,384,842	98.6
Unearned discounts, premiums and deferred loan costs, net	231,832	1.9	235,454	1.9
Allowance for loan losses	(117,658)	(0.9)	(58,623)	(0.5)

Total loans held in portfolio, net	12,492,004	100.0%	12,561,673	100.0%
Mortgage loans held for sale	150,470		174,868

Total loans, net	$12,642,474		$12,736,541

(1)	As of December 31, 2007, BankUnited had $384.4 million of non-accrual loans and $35 thousand past due more than 90 days and still accruing. As of September 30, 2007, BankUnited had $180.8 million of non-accrual loans and $23 thousand past due more than 90 days and still accruing.

As of December 31, 2007, approximately $7.5 billion, or 59.7%, of all loans were secured by properties in Florida. No other state represented more than 8.2% of the Bank’s loan portfolio secured by real estate. As of September 30, 2007, approximately $7.5 billion, or 59.8%, of all loans were secured by properties in Florida. No other state represented more than 6.9% of the Bank’s loan portfolio secured by real estate.

As of December 31, 2007, the Bank had pledged approximately $8.7 billion of mortgage loans as collateral for advances from the FHLB of Atlanta. As of September 30, 2007, the Bank had pledged approximately $9.1 billion of mortgage loans as collateral for advances from the FHLB of Atlanta.

The following table provides total one-to-four family loans, including loans held for sale, categorized between fixed rate mortgages and ARMs as of December 31, 2007 and September 30, 2007:

	As of December 31, 2007		As of September 30, 2007
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
One-to-four family residential loans:
Fixed rate loans	$1,520,074	14.1%	$1,499,757	13.8%
ARM loans:
Monthly payment option (1)	6,500,980	60.3	6,682,670	61.5
Select-My-Payment (1)	1,040,748	9.7	925,000	8.5
Non option ARM	1,712,598	15.9	1,761,253	16.2

Total ARM loans	9,254,325	85.9	9,368,923	86.2

Total one-to-four family residential loans (2)	$10,774,399	100.0%	$10,868,680	100.0%

(1)	As of December 31, 2007, payment option loans with a balance of $6.9 billion, representing 91% of the payment option portfolio, were negatively amortizing with approximately $317 million, or 4.2%, of their principal balances resulting from negative amortization. As of September 30, 2007, payment option loans with a balance of $6.7 billion, representing 89% of the payment option portfolio, were negatively amortizing with approximately $270 million, or 3.6%, of their principal balances resulting from negative amortization. These loans are subject to interest rate caps.
(2)	Including loans held for sale and excluding deferred costs, unearned discounts, premiums and allowance for loan losses.

Payment option loans represented 60.2% and 60.6% of total loans outstanding (including loans held for sale and excluding deferred costs, unearned discounts, premiums and allowance for loan losses) as of December 31, 2007 and September 30, 2007, respectively.

Changes in the allowance for loan losses are as follows:

	For the Three Months Ended
	December 31, 2007	December 31, 2006
	(In thousands)
Balance at beginning of period	$58,623	$36,378
Provision	65,000	4,000
Loans charged-off	(8,159)	(1,395)
Recoveries(1)	2,194	209

Balance at end of period	$117,658	$39,192

(1)	Fiscal 2008 represents $2.2 million in expected payments from mortgage insurance companies. This is net of a 10% allowance.

The following table sets forth information concerning impaired loans with specific reserves:

	As of December 31, 2007		As of September 30, 2007
	Outstanding Principal	Allowance for loan losses	Outstanding Principal	Allowance for loan losses
	(Dollars in thousands)
Specialty Consumer Mortgages	$923	$407	$923	$407
Commercial real estate (1)	4,200	499	—	—
Commercial	161	101	232	232

Total	$5,284	$1,007	$1,155	$639

(1)	The balance of impaired commercial real estate loans with specific reserves increased by $4.2 million from September 30, 2007, due to one troubled commercial real estate loan with a balance of $4.2 million.

(5) Earnings Per Share

The following tables reconcile basic and diluted (loss) earnings per share for the three months ended December 31, 2007 and 2006.

	For the Three Months Ended December 31,
	2007	2006
	(Dollars and shares in thousands, except per share data)
Basic earnings per share:
Numerator:
Net (loss) income	$(25,504)	$27,368
Preferred stock dividends	(151)	(135)

Net (loss) income available to common stockholders	$(25,655)	$27,233

Denominator:
Weighted average common shares outstanding	35,102	36,390

Basic (loss) earnings per share	$(0.73)	$0.75

Diluted earnings per share:
Numerator:
Net (loss) income available to common stockholders	$(25,655)	$27,233
Plus:
Convertible preferred stock dividends	—	135

Diluted net (loss) income available to common stockholders	$(25,655)	$27,368

Denominator:
Weighted average common shares outstanding	35,102	36,390
Plus:
Stock options and restricted stock	—	984
Convertible preferred stock	—	965

Diluted weighted average shares outstanding	35,102	38,339

Diluted (loss) earnings per share (1)	$(0.73)	$0.71

(1)	During the three months ended December 31, 2007, BankUnited did not consider potential common and preferred stock options of 2.6 million and 862 thousand, respectively, in the computation of diluted loss per share as they would have been antidilutive. In addition, BankUnited did not consider as of December 31, 2007, potential common stock of 7.9 million shares from the HiMEDS Units issued on April 25, 2007 and June 4, 2007, as they would have been antidilutive.

During the three months ended December 31, 2006, BankUnited did not consider potential common and preferred stock options of 536 thousand and 271 thousand, respectively, in the computation of diluted earnings per share as they would have been antidilutive.

(6) Regulatory Capital

The Bank’s regulatory capital levels as of December 31, 2007 and September 30, 2007 was as follows:

	As of December 31, 2007	As of September 30, 2007
	(Dollars in thousands)
Tier 1 Leverage Capital
Amount	$1,162,506	$1,183,375
Actual Ratio	8.1%	7.8%
Well-Capitalized Minimum Ratio (1)	5.0%	5.0%
Adequately Capitalized Minimum Ratio (1)	4.0%	4.0%

Tier 1 Risk-Based Capital (2)
Amount	$1,153,095	$1,173,788
Actual Ratio	14.4%	14.6%
Well-Capitalized Minimum Ratio (1)	6.0%	6.0%
Adequately Capitalized Minimum Ratio (1)	4.0%	4.0%

Total Risk-Based Capital
Amount	$1,252,938	$1,232,706
Actual Ratio	15.7%	15.4%
Well-Capitalized Minimum Ratio (1)	10.0%	10.0%
Adequately Capitalized Minimum Ratio (1)	8.0%	8.0%

(1)	Based on Office of Thrift Supervision regulations adopted to implement the “prompt corrective action” provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991.
(2)	Tier 1 risk-based capital ratio is the ratio of leverage (core) capital less the deduction for low level recourse and residual interests to risk weighted assets.

(7) Comprehensive (Loss) Income

BankUnited’s comprehensive (loss) income includes all items which comprise net (loss) income, plus other comprehensive (loss) income net of tax. For the three months ended December 31, 2007 and 2006, BankUnited’s comprehensive (loss) income was as follows:

	For the Three Months Ended December 31,
	2007	2006
	(In thousands)
Net (loss) income	$(25,504)	$27,368
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains arising during the period on securities, net of tax (benefit) expense of $(7,319) and $1,808 for the three months ended December 31, 2007 and 2006, respectively	(13,592)	3,358
Unrealized losses on cash flow hedges, net of tax benefit of $30 and $110 for the three months ended December 31, 2007 and 2006, respectively	(56)	(205)
Less reclassification adjustment for:
Realized gain on securities sold included in net income, net of tax expense of $0 and $15 for the three months ended December 31, 2007 and 2006, respectively	—	28
Other-than-temporary impairment on investment securities included in net income, net of tax benefit of $297 and $0 for the three months ended December 31, 2007 and 2006, respectively	(553)	—
Realized (losses)gains on cash flow hedges, net of tax (benefit) expense of $(1) and $16 for the three months ended December 31, 2007 and 2006, respectively	(1)	29

Total other comprehensive (loss) income, net of tax	(13,094)	3,096

Comprehensive (loss) income	$(38,598)	$30,464

(8) Accounting for Derivatives and Hedging Activities

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

Forward Sales Contracts

BankUnited enters into forward sales contracts in order to economically hedge fair value exposure of loan commitments and fair value exposure of loans held for sale to a change in interest rates. Fair value changes of forward sales contracts, not eligible for hedge accounting under SFAS No. 133, are recorded in earnings under non-interest expense with an offset in other liabilities. Hedge accounting was not applied to these contracts in the quarters ended December 31, 2007 and December 31, 2006. Loans held for sale do not include any payment option loans.

Loans Held For Sale

Loans held for sale are accounted for under the lower of cost or market method, unless they are effectively hedged under SFAS No. 133. Lower of cost or market adjustments are recorded in earnings under non-interest expense. No adjustments, related to lower of cost or market, were booked in the quarters ended December 31, 2007 and December 31, 2006.

Interest Rate Swaps and Caps

At December 31, 2007, BankUnited had outstanding one interest rate cap contract used to reduce the risk of rising interest payments associated with specific variable rate debt instruments. This contract was accounted for as cash flow hedge under SFAS No. 133.

At December 31, 2007, BankUnited had no interest rate swap agreements outstanding.

The following table summarizes certain information with respect to the use of derivatives and their impact on BankUnited’s consolidated statements of operations during the quarters ended December 31, 2007, and 2006:

	For Three Months Ended December 31,
	2007	2006
	(In thousands)
Interest Rate Swaps
Loss recorded in non-interest income related to swaps	$—	$(196)
Other Derivatives (1)
Gain recorded in non-interest expense related to loan commitments	721	58
Gain recorded in non-interest expense related to forward sales contracts	31	—

Total net gain(loss) recorded in earnings due to derivatives	$752	$(138)

Note:	No ineffectiveness related to cash flow hedges was booked during the quarter ended December 31, 2007. Within the next 12 months, BankUnited estimates that $25 thousand will be reclassified out of other comprehensive income as a credit to earnings for cash flow hedges outstanding as of December 31, 2007.
(1)	BankUnited uses other derivatives to economically hedge interest rate risk, but they do not qualify for hedge accounting treatment.

(9) Stock-Based Compensation and Other Benefit Plans

At December 31, 2007, BankUnited had certain stock-based compensation plans approved by shareholders and designed to provide incentives to current and prospective officers, directors and employees of BankUnited and its subsidiaries. Under the plans, BankUnited may award stock options, stock appreciation rights, restricted stock, restricted stock units and awards in lieu of obligations, dividend equivalents, other stock-based awards and performance awards in each of its classes of stocks.

Options

BankUnited may award both incentive stock options and non-qualified stock options. Options granted under BankUnited’s plans generally expire six to ten years after the date of grant and are granted at or above the fair market value (closing price) of the stock on the date of grant. An option may vest over a period ranging from three to five years.

BankUnited has used the Black-Sholes model to calculate fair values of options awarded. This model requires assumptions as to expected volatility, dividends, terms, and risk free rates. Assumptions used for the periods covered herein, are outlined in the table below:

	Three Months Ended December 31, 2007	Three Months Ended December 31, 2006
Expected Volatility	34%	26.0%
Expected Dividend	0.10% –1.85%	.007% –1.32%
Expected Term in Years	3.9 –5.0	3.9 –5.0
Risk Free Rate	3.39% –4.38%	4.66% –4.68%

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

The following table presents the activity of BankUnited’s outstanding stock options, for all classes of Common Stock for the three-month period ended December 31, 2007:

Common Stock Options	Number of Shares	Weighted Average Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars and shares in thousands)
Options outstanding, September 30, 2007	2,416	$19.08
Options granted	784	$11.75
Options exercised	(59)	$7.25
Options forfeited	(3)	$21.38
Options expired	(28)	$20.31

Options outstanding, December 31, 2007	3,110	$17.44	5.6	$10

Exercisable at December 31, 2007	1,693	$18.34	5.0	$10
Unvested at December 31, 2007	1,417	$16.36	6.2	$0

The following table presents the activity of BankUnited’s outstanding stock options, for Series B Preferred Stock, for the three-month period ended December 31, 2007.

As of December 31, 2007, 3,095 thousand of outstanding common stock options, or 99.5% were at a price above the fair market value of the common stock on that date.

Series B Preferred Stock Options	Number of Shares	Weighted Average Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars and shares in thousands)
Outstanding September 30, 2007	1,039	$27.26
Granted	67	$21.24
Exercised	—	—

Outstanding December 31, 2007	1,106	$26.90	4.6	$0

Exercisable at December 31, 2007	672	$25.19	3.5	$0
Unvested at December 31, 2007	434	$29.54	6.2	$0

As of December 31, 2007, 1,106 thousand of outstanding series B preferred stock options, or 100%, were at a price above the fair market value of the common stock on that date.

The following table presents the values of option grants and exercises for the three-month period ended December 31, 2007:

	Three Months Ended December 31, 2007	Three Months Ended December 31, 2006
	(Dollars in thousands except per share data)
Grant date weighted average fair value per share of options granted during the period	$4.00	$7.07
Total intrinsic value of options exercised	$376	$341
Cash received from options exercised	$425	$217
Actual tax benefit to be realized from option exercises	$115	$19

Restricted Stock

Restricted stock awards granted without performance-based restrictions vest in annual installments over periods ranging from three to nine years commencing on the date of the grant. The vesting schedules are intended to encourage officers, directors and employees to make long-term commitments to BankUnited.

In the first fiscal quarter of 2008, the Company awarded 208 thousand shares of Common A restricted stock valued at $2.9 million to vest over three to five years. Fair value for unvested shares is determined based on the closing price of BankUnited’s shares on the grant date.

The following table presents the activity of BankUnited’s unvested restricted common shares and restricted common stock units for the three-month period ended December 31, 2007:

Common Unvested Shares *	Number of Shares (in thousands)	Weighted Average Price per Share (at date of grant)
Outstanding September 30, 2007	579	$24.58
Granted	208	13.92
Vested	(72)	24.95
Forfeited	(8)	23.23

Outstanding December 31, 2007	707	$21.42

*	Including restricted stock units

The intrinsic value for these awards is $4.9 million and the weighted average life of these awards is 4.1 years.

The following table presents the activity of BankUnited’s unvested Series B Preferred Stock restricted shares, including both, performance and nonperformance-based awards for the three-month period ended December 31, 2007:

Series B Preferred Unvested Shares	Number of Shares (in thousands)	Weighted Average Price per Share (at date of grant)
Outstanding at September 30, 2007	396	$33.58
Granted	134	21.24
Vested	(3)	35.40

Outstanding at December 31, 2007	527	$30.44

The intrinsic value for these awards is $3.6 million and the weighted average life of the awards is 7.3 years.

Performance-Based Awards

Under the plans, the Compensation Committee of BankUnited’s Board of Directors has the authority to grant performance awards based on the achievement of pre-set performance goals by a future date. The goals are based on performance criteria specified in the plans.

During the three-month period ended December 31, 2007, the Compensation Committee voted to award certain executive officers performance awards that require the achievement of goals over future periods based on specified objectives. These awards have performance periods that range from one year to two.

Performance-based restricted stock awards are eligible to be voted by the executive from the date of the award. Dividends are paid only after achievement of performance goals to which the award is subject.

The following table presents the activity of BankUnited’s performance-based unvested awards of Class A Common Stock for the three-month period ended December 31, 2007:

Performance Based Common A Unvested Shares	Number of Shares (in thousands)	Weighted Average Price per Share (at date of grant)
Outstanding at September 30, 2007	51	$25.40
Granted	35	$14.20
Vested	—	—

Outstanding at December 31, 2007	86	$20.83

The intrinsic value for the Common A awards is $592 thousand and the weighted average life of the awards is 6.8 years.

The following table presents the activity of BankUnited’s performance-based unvested awards of Series B Preferred Stock, for the three-month period ended December 31, 2007:

Performance Based Series B Preferred Unvested Shares	Number of Shares (in thousands)	Weighted Average Price per Share (at date of grant)
Outstanding at September 30, 2007	376	$33.46
Granted	134	21.24
Vested	(2)	34.56

Outstanding at December 31, 2007	508	$30.24

The intrinsic value for the Preferred B awards is $3.5 million and the weighted average life of the awards is 7.4 years.

(10) Commitments and Contingencies

Commercial and standby letters of credit are off balance sheet instruments which represent conditional commitments issued by BankUnited to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support trade transactions or guarantee arrangements. BankUnited had outstanding commercial and standby letters of credit in the amount of $48.8 million and $47.5 million as of December 31, 2007 and September 30, 2007, respectively. Fees collected on standby letters of credit represent the fair value of those commitments and are deferred and amortized over their term, which is typically one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankUnited generally holds collateral supporting those commitments if deemed necessary.

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

(11) Subsequent Events

In January 2008, BankUnited made a strategic decision to significantly reduce its wholesale residential mortgage business. As a consequence, it closed four of its nine sales offices, which were located in Arizona, California, Colorado and Oregon. In addition, BankUnited consolidated its nine operations centers to three to provide greater efficiencies. As a result of this decision, the wholesale residential staff was reduced by more than 45%.

The Bank’s non accrual loans and real estate owned changes during the month of January 2008 were as follows:

•	Non accrual loans increased by $68.2 million from $384.4 million at December 31, 2007 to $452.6 million at January 31, 2008;

•	Net charge offs for the month of January 2008 were $2.0 million; and

•	Real estate owned increased by $10.3 million from $46.9 million at December 31, 2007 to $57.2 million at January 31, 2008.

On February 1, 2008, Robert Green resigned as Executive Vice President Residential Lending. James Foster, Senior Executive Vice President assumed Mr. Green’s former responsibilities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q (the “Form 10-Q”), “BankUnited,” “we,” “us” and “our” refers to BankUnited Financial Corporation (“BankUnited”) and its consolidated subsidiaries, including BankUnited, FSB (the “Bank”). All significant intercompany transactions and balances associated with consolidated subsidiaries have been eliminated. The following discussion and analysis and the related financial data present a review of BankUnited’s consolidated operating results for the three month periods ended December 31, 2007 and 2006 and consolidated financial condition as of December 31, 2007 and as of September 30, 2007. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in BankUnited’s Annual Report on Form 10-K.

This Form 10-Q contains forward-looking statements. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words and phrases such as: “will likely result,” “expect,” “will continue,” “anticipate,” “estimate,” “project,” “believe,” “intend,” “will,” “should,” “would,” “could,” “may,” “can,” “plan,” “target” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include, but are not limited to, discussions concerning:

•	Projections of revenues, expenses, income, earnings per share, credit or asset quality, margin, asset growth or reduction, loan production, deposit growth, and other performance measures;

•	Expansion or reduction of operations, including operations relating to banking offices and markets and our products and services; and

•	Discussions on the outlook of the economy and the markets in which we operate, competition, regulation, taxation, company strategies, subsidiaries, investment risk, and policies.

Actual results or performance could differ from those implied or contemplated by forward-looking statements. BankUnited wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and are not historical facts or guarantees of future performance. These forward-looking statements are subject to certain risks and uncertainties, including, among others: general business and economic conditions, either nationally or regionally; fiscal and monetary policies; significant weather events such as hurricanes; changes or fluctuations in the interest rate environment; a deterioration in credit quality and/or a reduced demand for credit; reduced deposit flows and loan demand; real estate values and market conditions, competition from other financial service companies in our markets; servicing capacities; legislative or regulatory changes, including, among others, changes in accounting standards, guidelines and policies; the issuance or redemption of additional equity or debt; the concentration of operations in Florida, if Florida business or economic conditions continue to decline; reliance on other companies for products and services; the impact of war and the threat and impact of terrorism; volatility in the market price of our common stock; and other economic, competitive, governmental, regulatory and technological factors affecting our operations, price, products and delivery of services. Other factors that could cause actual results to differ materially are: (i) other risks and uncertainties described from time to time in BankUnited’s filings with the SEC, (ii) the risk factors or uncertainties set forth in this Form 10-Q, and (iii) other risks and uncertainties that have not been identified at this time. Information in this Form 10-Q is as of the dates, and for the periods, indicated. BankUnited does not undertake, and specifically disclaims any obligation, to publicly update or revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements, whether as the result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in or incorporated by reference into this report might not occur.

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

Non-performing loans and real estate owned (“REO”) continued to increase during the quarter ended December 31, 2007, and are expected to continue increasing throughout fiscal 2008. During the first quarter of fiscal 2008, BankUnited recorded a provision for loan losses of $65 million, in consideration of its rising level of non-performing loans, recent experience results, industry trends and continued difficulty in the housing markets, particularly in regions impacted by housing price decreases. We anticipate that we may take larger provisions for loan losses during the remaining quarters of fiscal 2008, if deemed appropriate.

The continued depreciation of housing prices throughout the country, particularly in certain geographic regions, is reflected in the deterioration of our loan portfolio, reduced loan production and the results of operations for the quarter ended December 31, 2007. While BankUnited is not, and has not been, a subprime lender, like other lenders throughout the residential mortgage industry, our asset quality has been negatively affected by market conditions. Additionally, significant deterioration of the bond market and secondary market for residential mortgage loans has put pressure on financial institutions to find alternative sources of liquidity. The resultant competition for retail deposits has kept deposit prices from moving down with the reduction in Fed Funds and other market rates. The market dislocations have impacted both sides of our statement of financial condition.

We have taken the following actions to address the challenges presented by the current residential mortgage crisis:

Repositioning the Company

Our management team is developing a strategic plan to gradually transition BankUnited to a retail commercial bank with the goals of improving shareholder return while maintaining a well-capitalized model. This program is underway.

We have already taken the following steps:

•	We are reducing the size of the balance sheet, thereby bolstering capital ratios;

•	We have significantly downsized the wholesale residential business;

•	We continue to strengthen our risk management programs; and

•	We have launched a major expense reduction program.

Strengthening Capital and Shrinking the Balance Sheet

•

We continue to maintain a strong capital position in excess of regulatory requirements. Core and risk-based capital ratios were 8.1% and 15.7%, respectively, at December 31, 2007, and we plan to maintain capital levels at or above the regulatory well-capitalized level by limiting growth.

•	Additional tangible equity support will be provided by the mandatory conversion of our $184 million HiMEDS equity units to common equity in May 2010 at a minimum price of $23.40 per share.

•

During the quarter, we began to reduce the size of the balance sheet, thereby bolstering capital ratios. We are shrinking our residential loan balances by lowering production and shifting to more saleable product. This product mix change supports our decision to shrink the balance sheet so that we relieve pressure on capital and boost capital ratios.

Wholesale Residential Restructuring

•

We have made a strategic decision to significantly reduce our wholesale residential mortgage business. In January 2008, we closed four of our nine sales offices that were located in Arizona, California, Colorado and Oregon. In addition, we have consolidated our nine operations centers to three, which will provide the company with greater efficiencies. In total, we have reduced our wholesale residential staff by more than 45%.

•	We have transitioned to selling more loans into the secondary market rather than maintaining the majority for portfolio.

•

We have also significantly altered our residential loan production mix to comprise approximately 50% saleable residential mortgage loans, mainly conforming agency, which are sold to FNMA, FHLMC, and other conduits.

•

Going forward, wholesale lending will remain part of our business although in a smaller capacity. Its size and growth will be determined by the profitability models installed in the first fiscal quarter of 2008.

Credit Standards

•

BankUnited has adhered to conservative underwriting standards. Our guidelines have been substantially consistent with the inter-agency lending guidelines even before their issuance in September 2006. We are not a subprime lender and we do not make piggyback loans in which a borrower is made a second mortgage simultaneously with a first mortgage. And, unlike some lenders in the industry, we have underwritten to the fully indexed rate and followed strict policies for outside appraisals combined with internal appraisal reviews conducted by our own staff.

•

Reduced documentation loans undergo a reasonableness test on income. In almost all circumstances, loans originated with loan-to-value (LTVs) over 80% require the purchase of mortgage insurance. Several years ago, we began to restrict the number of residential loans for luxury high-rise condos, including in downtown Miami. Additionally, we have not been involved in any construction lending for high-rise condos in downtown Miami.

•

We have been addressing the rise in non-performing assets, and have strengthened our risk management programs accordingly. We remain focused on managing exposure to the loans that we deem to be most at risk.

Expense-Reduction Program

•

Downsizing the wholesale residential business will have a positive impact on expenses, excluding one-time charges. The company’s budgeted expenses for fiscal 2008 are targeted well below fiscal 2007 levels, excluding the expenses related to credit collections and other real estate owned.

•	The changes we implement as a result of our strategic plan complemented by the expense reduction programs we have initiated are expected to have a more tangible effect in future quarters.

Relief from the impact of current market conditions will likely not come in any material way until housing prices have reached a bottom. We do not anticipate that is likely to happen for the next 18 to 24 months at best. Unlike other asset types, which reprice very quickly, housing prices adjust very slowly. As a result, the required market correction will be slow. Since we anticipate that the environment will continue to be challenging, we intend to continue concentrating during fiscal 2008 on absorbing the growth of the last two years, achieving efficiencies in all of our business lines and executing expense control measures.

The following table represents a summary of key performance measures for the quarters ended December 31, 2007 and 2006:

	For the three months ended December 31,		Change
	2007	2006	$	%
	(In thousands, except per share amounts)
Key results of operations measures
Net interest income	$74,159	$78,795	$(4,636)	(5.9)%
Net interest margin	2.12%	2.35%	(.23)%	(9.8)%
Provision for loan losses	$65,000	$4,000	$61,000	1,525.0%
Gain on sale of loans	$2,281	$5,608	$(3,327)	(59.3)%
Net (loss) income	$(25,504)	$27,368	$(52,872)	(193.2)%
Diluted (loss) earnings per share	$(0.73)	$0.71	$(1.44)	(202.8)%
Key financial condition measures
Total assets	$14,425,258	$13,810,716	$614,542	4.5%
Total loan portfolio (1)	$12,609,662	$11,587,778	$1,021,884	8.8%
Allowance for loan losses	$(117,658)	$(39,192)	$78,466	200.2%
Total deposits	$7,140,846	$6,290,299	$850,547	13.5%
Total borrowings	$6,387,819	$6,605,621	$(217,802)	(3.3)%
Key asset quality measures
Total non performing loans	$384,426	$44,732	$339,694	759%
Non-performing loans as a percentage of total loans held in portfolio	3.05%	.39%	1.62%	113.3%
Total net charge-offs for the quarter	$5,965	$1,186	$4,779	403%
Net annualized QTD charge-offs as a % of QTD average loans (2)	0.19%	0.04%	0.15%	375%
Other key performance measures
Total loan originations	$736,971	$1,325,079	$(588,108)	(44.4)%
Total residential originations (3)	$519,310	$1,150,128	$(630,818)	(54.9)%

(1)	Including unearned discounts, premiums and deferred loan costs.
(2)	QTD defined as quarter-to-date.
(3)	Excluding specialty consumer mortgages originated at the branches.

Our net loss for the quarter ended December 31, 2007 was also affected by reduced profitability for our payment option loans due to reduced demand in the secondary market and further tightening of our credit standards. The crisis in the subprime lending market has generated substantial speculation and concern in the financial markets that the same level of mortgage delinquencies and write-downs of securities will occur with respect to lower documentation loans and payment option loans. While BankUnited has applied many of the principles now required by banking regulators for non-traditional loans such as payment option loans for a period that precedes adoption of the Inter-Agency Guidance, and has historically employed compensating underwriting criteria on lower documentation loans, the generalized concern in the secondary markets reduced the acceptance of payment option loans. We did not sell any payment option loans into the secondary market in the quarter ended December 31, 2007, compared to $502 million sold during the same quarter ended December 31, 2006.

Increased competition in agency-qualified mortgages will potentially take away meaningful profits in this sector. A large number of lenders have pulled out of alternative-documentation (Alt-A) and Jumbo lending leaving the majority of their resources focused on agency lending. Alt-A loans are primarily credit-score driven, since the candidates for these loans tend to lack proof of income from traditional employment. Jumbo loans are mortgage loans with loan amounts exceeding the conforming loan limits set by the Office of Federal Housing Enterprise Oversight (OFHEO), and, therefore, not eligible to be purchased, guaranteed or securitized by FNMA or FHLMC. OFHEO sets the conforming loan limit size on an annual basis. Cost management will be critical to remaining competitive and profitable in this space.

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

Allowance for loan losses

The allowance for loan losses is a subjective judgment that management must make regarding the loan portfolio, and is established and maintained at levels that management believes are adequate to cover probable losses resulting from the inability of borrowers to make required payments on loans. Estimates for loan losses are made by analyzing historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan administration and resolution, the views of regulators, changes in the size and composition of the loan portfolio, and peer group information. In addition, the economic climate and direction, increases or decreases in overall lending rates, political conditions, legislation directly or indirectly impacting the banking industry, mortgage insurance and economic conditions affecting specific geographical areas in which BankUnited conducts business are all considered. We transfer a portion of our credit risk on residential loans by requiring mortgage insurance on a portion of our loans. Where there is a question as to the impairment of a non-homogenous loan, management obtains valuations of the property or collateral securing the loan, and current financial information of the borrower, including financial statements, when available. Since the calculation of appropriate loan loss allowances relies on management’s estimates and judgments relating to inherently uncertain events, actual results may differ from these estimates. For a more detailed discussion on the allowance for loan losses, see the Asset Quality section of this report and, (e) Allowance for Loan Losses in note (1) Summary of Significant Accounting Policies to the Notes to Consolidated Financial Statements on page 85 of BankUnited’s Annual Report on Form 10-K for the year ended September 30, 2007.

Investments and mortgage-backed securities available for sale

Several estimates impact the periodic valuation of investments and mortgage-backed securities, which are carried at fair value. Generally, the bank uses third party pricing services to assist management in estimating the fair value of its securities. For a limited number of securities for which third party pricing is not available, the bank uses internal valuation models to calculate fair value. The vast majority of our investments and mortgage-backed securities were purchased prior to 2004, and as such, have relatively short remaining lives. For a more detailed discussion on investment securities and mortgage-backed securities available for sale, see note (3) Investments and Mortgage-Backed Securities Available for Sale to the accompanying Notes to Consolidated Financial Statements.

Stock-Based Compensation

Several assumptions are made in the determination of stock-based compensation. BankUnited utilizes the Black—Scholes model to calculate stock-based compensation under SFAS No. 123R. Estimates of expected volatility, expected life of options, applicable risk free interest rate affect the computation of the fair value of options to be expensed. Assumptions are also made as to the expected achievement of performance conditions for performance based stock grants. Estimates of expected forefeiture rates are made for both options and stock grants. For a more detailed discussion of stock based compensation see notes (1) Summary of Significant Accounting Policies and (9) Stock-Based Compensation and Other Benefit Plans to the accompanying Notes to Consolidated Financial Statements.

Accounting Pronouncements Issued and Not Yet Adopted

For information about accounting pronouncements issued but not yet adopted, see the discussion in Note (2) Impact of Certain Accounting Pronouncements to the accompanying Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended December 31, 2007 and 2006

General

Net loss of $25.5 million for the three months ended December 31, 2007 reflected a decrease of $52.9 million, or 193%, from net income for the quarter ended December 31, 2006. Basic and diluted (loss) earnings per share were $(0.73) and $(0.73), respectively, for the quarter ended December 31, 2007 as compared to $0.75 and $0.71, respectively, for the same quarter last year.

The following table is a condensed version of BankUnited’s Consolidated Statement of Operations for the periods presented.

	For the three months ended December 31,		Change
	2007	2006	$	%
	(In thousands, except per share amounts)
Net interest income	$74,159	$78,795	$(4,636)	(5.9)%
Provision for loan losses	65,000	4,000	61,000	1,525.0%
Non-interest income	6,618	11,590	(4,972)	(42.9)%
Non-interest expense	55,024	45,047	9,977	22.2%

(Loss) income before taxes	(39,247)	41,338	(80,585)	(194.9)%
(Benefit) provision for income taxes	(13,743)	13,970	(27,713)	(198.4)%

Net (loss) income	$(25,504)	$27,368	$(52,872)	(193.2)%

Basic (loss) earnings per share	$(0.73)	$0.75	$(1.48)	(197.3)%
Diluted (loss) earnings per share	$(0.73)	$0.71	$(1.44)	(202.8)%

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

	For the Three Months Ended December 31,
	2007			2006
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net(1)	$12,709,828	$219,899	6.91%	$11,782,295	$211,815	7.18%
Mortgage-backed securities	887,515	11,616	5.24%	1,195,422	13,770	4.61%
Short-term investments(2)	94,710	1,071	4.49%	38,826	531	5.42%
Investment securities and FHLB stock	458,218	6,659	5.78%	561,802	7,713	5.47%

Total interest-earning assets	14,150,271	239,245	6.75%	13,578,345	233,829	6.88%

Interest-bearing liabilities:
Transaction and money market	629,718	5,615	3.54%	440,775	3,289	2.96%
Savings	1,537,839	17,643	4.55%	1,334,736	14,792	4.40%
Certificates of deposits	4,515,641	57,505	5.05%	3,987,584	49,638	4.94%
Trust preferred securities and subordinated debentures(3)	237,261	4,748	8.01%	246,183	5,043	8.19%
Senior notes(4)(5)	316,500	4,574	5.78%	120,000	1,064	3.55%
FHLB advances and other borrowings	6,006,050	75,001	4.95%	6,458,770	81,208	4.99%

Total interest-bearing liabilities	$13,243,009	$165,086	4.95%	$12,588,048	$155,034	4.89%

Excess of interest-earning assets over interest-bearing liabilities	$907,261			$990,297

Net interest income		$74,159			$78,795

Interest rate spread			1.80%			1.99%
Effect of non-interest bearing sources			0.32%			0.36%

Net interest margin			2.12%			2.35%

Ratio of interest-earning assets to interest-bearing liabilities	106.85%			107.87%

Note: The yields and rates along with the corresponding interest rate spread and net interest margin represent the yields earned and rates paid on BankUnited’s interest-earning assets and interest-bearing liabilities, respectively, for the periods presented. Loan yields reflect any acceleration of premium amortization or discount accretion resulting from early repayment of loans during the year. The yields are calculated on a pre-tax basis.

(1)	Includes average balances of loans held for sale of $189.7 million and $265.8 million for the quarters ended December 31, 2007 and 2006, respectively. Interest income arising from loans held for sale is included in interest on loans and fees in BankUnited’s consolidated statement of operations, as well as BankUnited’s calculations of interest rate spread and net interest margin. Also includes average balances of non-accruing loans of $303.4 million and $35.2 million for the quarters ended December 31, 2007 and 2006, respectively.
(2)	Short-term investments include FHLB overnight deposits, federal funds sold, securities purchased under agreements to resell, and certificates of deposit.
(3)	Includes the effect of interest rate and caps. See Note (8) Accounting for Derivatives and Hedging Activities to Notes to Consolidated Financial Statements.
(4)	Includes convertible senior notes issued in February and March of 2004, and senior notes outstanding up until March 2034, which mature at that time. Rates on these instruments differ from contractual terms due to the amortization of deferred cost.
(5)	Includes HIMEDS Units senior notes and junior subordinated debentures issued on April 2007.

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

	For the Three Month Period Ended December 31, 2007 vs. 2006
	Increase (Decrease) Due to		Total Increase/ (Decrease)
	Changes in Volume	Changes in Rate
	(Dollars in thousands)
Interest income attributable to:
Loans receivable, net (1)	$12,436	$(4,353)	$8,083
Mortgage-backed securities	(3,547)	1,393	(2,154)
Short-term investments (2)	764	(223)	541
Investment securities and FHLB stock	(1,284)	230	(1,054)

Total interest-earning assets	8,369	(2,953)	5,416

Interest expense attributable to:
Transaction and money market	1,410	915	2,325
Savings	2,251	600	2,851
Certificates of deposit	6,573	1,294	7,867
Trust preferred securities and subordinated debentures (3)	(183)	(112)	(295)
Senior notes (4)	1,742	1,769	3,511
FHLB advances and other borrowings (3)	(5,692)	(515)	6,207

Total interest-bearing liabilities	6,101	3,951	10,052

Increase (decrease) in net interest income	$2,268	$(6,904)	$(4,636)

(1)	Includes interest earned on loans held for sale.
(2)	Short term investments include FHLB overnight deposits, federal funds sold, securities purchased under agreements to resell, and certificates of deposit.
(3)	Includes the effect of interest rate and caps. See Note (8) Accounting for Derivatives and Hedging Activities to Notes to Consolidated Financial Statements.
(4)	Includes interest expense on convertible senior notes issued in February and March 2004, and interest expense on senior notes outstanding up until February 2034, which mature at that time.

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

Net interest income before provision for loan losses was $74.2 million for the quarter ended December 31, 2007. This represents a decrease of $4.6 million, or 6%, from the $78.8 million reported for the same quarter in fiscal 2007. The net interest margin decreased in the quarter ended December 31, 2007 to 2.12% from 2.35% for the same quarter of fiscal year 2007. The overall yield on interest earning assets decreased by 13 basis points, while the overall rates paid on interest bearing liabilities increased by 6 basis points, resulting in a decrease in the interest rate spread of 19 basis points for the quarter ended December 31, 2007 as compared to the same quarter in fiscal year 2007. Interest income on loans includes deferred interest on payment option loans where periodic payments do not cover the amount of interest earned contractually and where the uncollected interest is added to the principal balance of the loans. Deferred interest resulting in negative amortization, where the loan balance exceeds the original loan balance, amounted to $317 million at December 31, 2007 compared to $130 million at December 31, 2006.

Declining overall market interest rates (including the Monthly Treasury Average, “MTA”), growth in non-performing loans and increasing liability costs has significantly reduced net interest income and the net interest margin. Partially offsetting the decrease in net interest margin is the increase in average earning assets at December 31, 2007 by $572.0 million, or 4% compared to the quarter ended December 31, 2006. The increase in average earning assets was centered in higher yield average loans that represent 90% of earning assets at December 31, 2007 as compared to 87% at December 31, 2006. Based on the previously discussed strategy of reducing significantly our residential mortgage business and the size of our balance sheet, we expect our average earning assets to decrease in the next 12 months.

The net interest margin for the quarter ended December 31, 2007 was 2.12%. Impact on the net interest margin of the carrying costs of non-performing loans was 36 basis points.

The net interest spread fell to 1.80% for the quarter ended December 31, 2007 from 1.99% for the same quarter of fiscal 2007. The change in net interest income, net interest spread and net interest margin is mainly due to the increased cost of interest bearing liabilities, the decrease in the yield on loans and the effect on rates of the lower. The MTA index is the twelve-month moving average of the monthly average yield on U.S. Treasury Securities with a constant maturity of one year.

Other factors affecting the yield decrease on assets include prepayment fees that decreased from $5.9 million in the quarter ended December 31, 2006 to $2.9 million in the quarter ended December 31, 2007. Prepayments on residential mortgage loans reduce loan interest income as the net deferred cost amortization is accelerated with the prepayment. For the quarter ended December 31, 2007, the constant prepayment rate (“CPR”) was 9.8% as compared to 15.4% for the quarter ended December 31, 2006. The slower prepayment rate partially offset the decrease in the net interest margin for the year.

Provision for Loan Losses

The provision for loan losses totaled $65 million for the three months ended December 31, 2007, an increase of 1,525% from $4.0 million for the quarter ended December 31, 2006. The increase reflects negative market trends in the overall general mortgage market including decreasing housing prices, as well as trends in our non-performing loans for the 2006, vintage and certain geographic markets. Non-performing loans increased from $180.8 million at September 2007 to $384.4 million at December 31, 2007. The provision also reflects a proportional increase in net charge offs. Net charge-offs were $6.0 million for three months ended December 31, 2007 as compared to $1.2 million for the same quarter in fiscal 2007. See discussion in Overview, Asset Quality and Note (4) Loans Held in Portfolio to the Consolidated Financial Statements for information on BankUnited’s allowance for loan losses.

Non-interest Income

The following table provides a comparison for each of the categories of non-interest income for the quarters ended December 31, 2007 and 2006.

	For the Three Months Ended December 31,
	2007	2006	Change
	(Dollars in thousands)
Non-interest income:
Loan servicing fees	$1,407	$1,947	$(540)	(27.7)%
Amortization of mortgage servicing rights	(847)	(858)	11	1.3
Impairment of mortgage servicing rights	(2,634)	(832)	(1,802)	(216.6)
Loan fees	1,038	1,074	(36)	(3.4)
Deposit fees	1,598	1,474	124	8.4
Other fees	664	672	(8)	(1.2)
Net loss on sale of investments and mortgage-backed securities	—	43	(43)	(100.0)
Other-than-temporary impairment on investment securities	(850)	—	(850)	(100.0)
Net gain on sale of loans and other assets	2,270	5,596	(3,326)	(59.4)
Insurance and investment services income	1,425	952	473	49.7
Loss on swaps	—	(196)	196	100.0
Other	2,547	1,718	829	48.3

Total non-interest income	$6,618	$11,590	$(4,972)	(42.9)%

Total non-interest income of $6.6 million for the quarter ended December 31, 2007 reflects a decrease of $5.0 million, or 42.9% from the quarter ended December 31, 2006.

During the quarter ended December 31, 2007, we recognized an $850 thousand other-than-temporary impairment on one debt security.

Net gain on the sale of loans of $2.3 million for the quarter ended December 31, 2007 represented a $3.3 million decrease from the gain reported for the quarter ended December 31, 2006 and reflected the continued decline in secondary market demand for loans during the quarter ended December 31, 2007. For the three months ended December 31, 2007, we did not sell any option ARM loans to private label conduits compared to $502 million for the three months ended December 31, 2006. Reduced demand in the secondary market for these loans late in fiscal 2007 was the primary reason for the decline. However, we continue to originate fixed and adjustable loan products for sale in the secondary market to government sponsored entities and other conduits. During the three months ended December 31, 2007, we sold $99.3 million of conforming agency loans to government sponsored entities compared to $4.7 million for the three months ended December 31, 2006.

Loan servicing fee income, net of amortization and impairment, decreased by $2.3 million for the quarter ended December 31, 2007 from the quarter ended December 31, 2006. Due to an increase in constant prepayment rate speeds in conforming agency loans we recorded an impairment of $2.6 million for the three months ended December 31, 2007.

Non-Interest Expense

The following table provides a comparison for each of the categories of non-interest expense for the quarter ended December 31, 2007 and 2006:

	For the Three Months Ended December 31,
	2007	2006	Change
	(Dollars in thousands)
Non-interest expenses:
Employee compensation and benefits	$27,561	$24,286	$3,275	13.5%
Occupancy and equipment	10,471	8,555	1,916	22.4
Telecommunications and data processing	3,337	2,830	507	17.9
Professional fees	1,664	1,775	(111)	(6.3)
Advertising and promotion expense	3,515	1,617	1,898	117.4
Other operating expenses	8,476	5,984	2,492	41.6

Total non-interest expenses	$55,024	$45,047	$9,977	22.1%

Non-interest expense increased by $10.0 million, or 22.1%, for the first quarter of fiscal 2007 compared to same quarter in fiscal 2008. The increase in compensation expense includes the cost associated with a larger staff in asset conservation division formerly known as loan default administration. The increase in occupancy and equipment reflects the full impact of the expansion of our branch network during fiscal 2007. The increase in other operating expenses of $2.5 million, or 41.6%, from the first quarter of fiscal 2007, includes an increase of $1.3 million in FDIC premiums and $1.1 million in expenses related to foreclosed real estate expenses and losses on sales of these properties. Given the lower anticipated growth in the number of branches during fiscal 2008, these expenses are expected to continue to increase but at lower rate in the remainder of fiscal 2008.

LIQUIDITY

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

BankUnited, FSB has a borrowing line available at the FHLB of Atlanta secured by eligible real estate loans which were $7.6 billion as of December 31, 2007. BankUnited has additional borrowing capacity through securities sold under repurchase agreements with various parties which were $135 million as of December 31, 2007. Short-term borrowing facilities are also available through fed funds purchased from other financial institutions.

Current borrowing capacity at the FHLB is sufficient to meet any anticipated borrowing needs. If that capacity is reduced, as a result of credit quality concerns, this would leave retail deposits as the only real source of funding. Given the relative cost of these funds, liability costs could increase substantially.

In the next 12 months, growing credit concerns in the U.S. financial markets could result in reduced funding availability for the bank at the Federal Home Loan Bank of Atlanta. Simultaneously, access to credit lines through securities sold under repurchase agreements could be reduced as well. In these cases, the bank would be forced to increase its reliance on retail deposits.

From time to time, we utilize our access to capital markets to raise capital through equity offerings. We have also utilized trust preferred and subordinated debt issuances to provide a source of capital for the Bank.

Significant sources and uses of funds

BankUnited’s assets decreased by $621 million in the quarter ended December 31, 2007, from September 30, 2007, mainly due to a decrease in cash and cash equivalents of $439 million and a decrease in total loans (loan portfolio and loans held for sale) of $94 million. The decrease in assets was offset by a combined decrease in borrowings of $543 million and increase of deposits of $50 million.

BankUnited assets grew by $240 million during the quarter ended December 31, 2006, from September 30, 2006, primarily through loan growth of $148 million after sales of loans of $545 million. BankUnited funded its asset and loan growth through deposit growth of $216 million. FHLB advances increased by $615 million while other borrowings declined by $566 million.

FINANCIAL CONDITION

Assets

Loans.

Total net portfolio loans comprise the major earning asset of the Bank and decreased to $12.5 billion at December 31, 2007 from $12.6 billion at September 30, 2007. Loans are centered in first mortgage residential loans, including specialty consumer mortgages, that amounted to $10.6 billion and represented 85% of the net loan portfolio at December 31, 2007, a decrease of $70 million, or 0.7%, from September 30, 2007.

Commercial real estate loans, including multi-family, construction, and land loans, increased by $42 million, or 4.0% during the quarter ended December, 31, 2008. Commercial loans increased by $3 million, or 1.7%, and home equity loans and lines of credit increased by $16 million, or 4% during the first quarter of fiscal 2008. Other consumer loans increased by $2 million, or 10%, during the first quarter of fiscal 2008.

Residential loan originations

During the first quarter of the 2007 fiscal year, we shifted the focus of our residential loan originations to a Select-My-Payment product. This represented a change from the previous three years when we focused primarily on producing, monthly payment option ARM loan product that adjusts interest rates on a monthly basis, maintains a fixed minimum payment for a year and limits annual minimum required payment increases. Our Select-My-Payment product is available with a fixed interest rate for a period of either three or five years and then becomes an adjustable rate loan. This is a payment option product. This loan generally requires a minimum cash payment of approximately 3% to 4% in interest per month.

During the fourth quarter of fiscal 2007, in light of certain liquidity and credit events in the financial markets, we elected to limit the growth, and possibly decrease the size of our residential loan balances. Accordingly, we further refined our production mix to originate a higher proportion of saleable product, particularly to FNMA and FHLMC, as well as other conduits.

Total originations of residential loans, including our specialty consumer mortgage product, totaled $547 million for the first quarter of fiscal 2008, down from $1.2 billion, or 53%, from the first quarter of fiscal 2007.

Originations of conforming agency loans totaled $352 million for the first quarter of fiscal 2008, up from $56 million for the first quarter of fiscal 2007, representing 53% and 5%, respectively, of all residential loan originations.

Originations of Select-My-Payment loans totaled $133.2 million for the first quarter of fiscal 2008, up from $15.4 million for the first quarter of fiscal 2007, representing 24.3% and 1.3%, respectively, of all residential loan originations.

Originations of monthly payment option ARM loans totaled $2.5 million for the first quarter of fiscal 2008, down from $1.0 billion for the first quarter of fiscal 2007, representing 0.5% and 89.2%, respectively, of all residential loan originations.

Residential payment option loans

The characteristics of the payment option portfolio as of December 31, 2007 were as follows:

•	Payment option loans represented 60% of total loans (including loans held for sale and excluding unearned premiums, discounts and deferred loan costs).

•	$6.9 billion, or 91%, of the $7.5 billion in payment option loans had negative amortization of $317 million. This amount represented 4.20% of the total payment option loans outstanding.

•	The weighted average loan-to-value (“LTV”) using current balance of the payment option portfolio was 76.7% after adjusting for mortgage insurance (“MI”) coverage

•	The average outstanding balance of a payment option loan in the portfolio was $324 thousand

•	The average borrower credit score was 708

Total residential loans

Other significant characteristics of our total residential loans at December 31, 2007 included:

•	The average outstanding balance of a one-to-four family residential loan was $290 thousand.

•

Forty-two percent of our one-to four family residential loans were underwritten based on borrower stated income and asset verification and an additional 9% were underwritten with no verification of either borrower income or assets. While these loans generally represent more risk than full documentation products we compensate by requiring higher credit scores, lower LTVs, lower-debt-to-income ratios and additional employment/ business information.

•	Fifty-six percent of our one-to-four family residential portfolio was concentrated in loans secured by properties located in the state of Florida.

•	The weighted-average LTV using current balance of the residential loan portfolio was 74.7% after adjusting for MI coverage.

•	The average borrower credit score was 709.

The various risks of our loan portfolio are mitigated by our underwriting requirements, which include credit qualifications and LTV ratios directly correlated to potential risk. In almost all circumstances, loans originated with LTV ratios greater than 80% require the purchase of mortgage insurance. The following table sets forth the credit scores of our one-to-four family residential portfolio at December 31, 2007:

CREDIT SCORES	2007
Below 620	0.53%
620 to 639	2.62
640 to 659	8.24
660 to 709	43.33
710 to 759	30.58
760 or Greater	14.70

Total	100.00%

The following table provides a detail of our one-to-four family residential loans by documentation type at December 31, 2007;

Attribute	FULL DOC EMPLOYMENT VERIFIED (2)	STATED INCOME / VERIFIED ASSETS EMPLOYMENT VERIFIED (2)	REDUCED DOC EMPLOYMENT VERIFIED (2)	NO DOCS	Total
Total Portfolio(1)	$1,721,391	$4,230,823	$3,162,236	$908,542	$10,022,992
Percentage of Total Portfolio	17%	42%	32%	9%	100%
Weighted Average Credit Score of the Document Type	703	708	708	719	709
Percentage of the Document Type with Mortgage Insurance	11%	20%	26%	9%	18%
Weighted Average LTV Document Type (After MI Adjustment and using current balance)	74.4%	75.2%	74.2%	74.6%	74.7%

One-to-four family residential loans

(1)	Total one-to-four family residential loans balance excludes unearned premiums and discounts, deferred loan costs, specialty consumer mortgages and the allocation of loans in process
(2)	For these loans, employment is verified and an assessment is made of the reasonableness of the level of income noted for the type of position verified.

The following table provides a detail of our one-to-four family residential loans by calendar year originated, as of December 31, 2007:

Vintage	Percent of Portfolio
2007	21.2%
2006	35.6%
2005	21.1%
2004	11.1%
2003 or prior	11.0%

The following table provides a detail of one-to-four family residential loans by state excluding unearned premiums and discounts, and deferred loan costs, including both portfolio loans and loans held for sale:

One-to-four family residential loans by state	As of December 31, 2007		As of September 30, 2007
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in millions)
Florida (1)	$5,947	55.19%	$6,033	55.50%
California	879	8.16	872	8.02
Arizona	669	6.21	668	6.15
Illinois	610	5.66	626	5.76
New Jersey	549	5.10	553	5.09
Virginia	472	4.38	475	4.37
Other (states with less than 4%)	1,648	15.30	1,642	15.11

Total one-to-four family residential loans	$10,774	100.00%	$10,869	100.00%

(1)	As of December 31, 2007, 58% of the collateral for Florida residential loans was located in the three southeastern counties of Miami-Dade, Broward and Palm Beach.

Total loans

The following table provides a detail of total loans by state excluding unearned premiums and discounts, and deferred loan costs by state, including both portfolio loans and loans held for sale. Non-residential loans are originated from the Florida lending offices.

Total loans by state	As of December 31, 2007		As of September 30, 2007
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in millions)
Florida	$7,688	61.36%	$7,710	61.39%
California	879	7.02	872	6.94
Arizona	669	5.34	668	5.32
Illinois	610	4.87	626	4.98
New Jersey	549	4.38	553	4.40
Virginia	472	3.77	475	3.78
Other (states with less than 3.5%)	1,661	13.26	1,656	13.19

Total loans	$12,528	100.00%	$12,560	100.00%

As of December 31, 2007, approximately $12.3 billion, or 98.3%, of loans excluding unearned premiums, discounts, deferred loan costs and allowance for loan losses, including loans held for sale, were secured by real property. Loans secured by properties in Florida were $7.5 billion, or 59.7% of all secured loans as of December 31, 2007, compared to $7.5 billion, or 59.8%, as of September 30, 2007. Due to this concentration, regional economic circumstances in Florida could affect the level of our non-performing loans. As of December 31, 2007, no other state represented more than 7.02% of our loan portfolio secured by real estate.

As of December 31, 2007 and September 30, 2007, approximately $1.5 billion, or 12%, and $1.5 billion, or 12%, respectively, of our loan portfolio consisted of first mortgage loans to non-resident aliens, all of which were secured by domestic property. The majority of these loans were secured by single-family residences located in Florida. Loans to non-resident aliens may involve a greater degree of risk than single-family residential mortgage loans to resident borrowers. The ability to obtain access to the borrower is more limited for non-resident aliens, as is the ability to attach or verify assets located in foreign countries. We have attempted to minimize these risks through our underwriting standards for such loans, including generally requiring more conservative loan-to-value ratios and qualification based on verifiable assets located in the United States.

Liabilities

Deposits.

Deposits increased from $7.09 billion at September 30, 2007 to $7.14 billion at December 31, 2007 and funded 50% BankUnited’s total assets at December 31, 2007. The net increase in deposits occurred in interest bearing deposits that increased by $82 million. Core deposits, defined as checking, money market, and saving deposits, as well as time deposits of $100 thousand and less, increased from $5.09 billion at September 30, 2007 to $5.11 billion as of December 31, 2007, and represented 72% of total deposits.

FHLB advances.

FHLB advances decreased by $0.5 billion from $6.2 billion at September 30, 2007 to $5.7 billion at December 31, 2007 and funded 40% of our total assets at December 31, 2007. Our level of retail deposits and enables us to keep our line of credit with the FHLB at a high level. The maturity of advances is managed by BankUnited as part of our asset and liability management process.

Securities sold under agreements to repurchase. Securities sold under agreements to repurchase (repos) decreased from $143 million at September 30, 2007 to $135 million at December 31, 2007.

ASSET QUALITY

At December 31, 2007, non-performing assets totaled $431.3 million, as compared to $208.6 million at September 30, 2007. Expressed as a percentage of total assets, non-performing assets were 2.99% as of December 31, 2007 as compared to 1.39% as of September 30, 2007. The increase in the level of non-performing assets reflects the banking industry trends, as well as the downturn in economic conditions and housing markets, particularly in certain geographic areas that have suffered price decreases. The overall level of non-performing assets is expected to continue increasing during fiscal 2008.

Non-performing loans consist of (i) non-accrual loans; (ii) accruing loans more than 90 days contractually past due as to interest or principal and (iii) loans that have been restructured because of deterioration in the financial condition of the borrower. Generally, we place loans on non-accrual status when more than four missed payments in accordance with the OTS guidelines. When a loan is placed on non-accrual status, we reverse all accrued and uncollected interest since the last payment, except that the negative amortization that has been capitalized and that is part of the loan balance is not reversed.

The following table sets forth information concerning our non-performing assets at the dates indicated:

	December 31, 2007	September 30, 2007
	(Dollars in thousands)
Non-accrual loans	$384,391	$180,810
Accruing loans more than 90 days past due as to interest or principal	35	23

Total non-performing loans	384,426	180,833
Repossessed assets other than REO	21	51
Real estate owned(1)	46,888	27,681

Total non-performing assets	$431,335	$208,565

Allowance for loan losses	$117,658	$58,623

Non-performing assets as a percentage of total assets	2.99%	1.39%
Non-performing loans as a percentage of total loans held in portfolio	3.05%	1.43%
Allowance for loan losses as a percentage of total loans held in portfolio	0.93%	0.46%
Allowance for loan losses as a percentage of non-performing loans	30.61%	32.42%
Net charge-offs (recoveries) as a percentage of average total loans	0.19%	0.08%

(1)	We are not aware of any significant liability related to real estate owned (“REO”) or loans that may be foreclosed.

The following table presents the changes in our non performing loans during the first quarter of fiscal 2008:

	Total Loans
Non-performing loans roll forward	Dollar Amount	Number of Loans
	(Dollars in thousands)
Non-performing loans at September 30, 2007	$180,833	588
Loans placed on non accrual status	254,989	769
Loans past due 90 days and still accruing	122	2
Loans past due 90 days and still accruing and transferred to Non Accrual	(23)	(1)
Loans past due 90 days and still accruing and transferred to Accrual	(87)	(1)
Foreclosed loans transferred to REO	(28,095)	(88)
Loan amounts charged off	(3,732)	(39)
Loans returned to accrual status or paid in full(1)	(19,581)	(74)

Non-performing loans at December 31, 2007	$384,426	1,156

(1)	These loans are the result of the performance of the Asset Conservation division which manages the non-performing loans and REO portfolios.

The following table provides a detail by state of non-performing residential loans excluding unearned premiums and discounts, and deferred loan costs, including both portfolio loans and loans held for sale, for states with balances of 3% and higher:

Non-performing one-to-four family residential loans by state	As of December 31, 2007		As of September 30, 2007
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in millions)
Florida	$192	52.75%	$94	54.97%
California	35	9.62	14	8.19
Arizona	30	8.24	11	6.43
Virginia	18	4.94	10	5.85
Illinois	20	5.49	9	5.26
New Jersey	16	4.40	7	4.09
Other (states with less than 3%)	53	14.56	26	15.21

Total one-to-four family residential loans	$364	100.00%	$171	100.00%

The following table presents the changes in our REO during the first quarter of fiscal 2008:

	Total Properties
REO roll forward	Dollar Amount	Number of Properties
	(Dollars in thousands)
Properties at September 30, 2007	$27,681	94
Transfers from loan portfolio at estimated net realizable value (after charge-off) (1)	25,608	96
Additional write-down to fair value	(353)	7
Sales (2)	(6,048)	(23)

Total Properties at December 31, 2007 (3)	$46,888	167

(1)	Includes properties that we acquired before loans were in non-accruing status, net of $3.5 million charge- offs.
(2)	Includes losses on sales of $359 thousand.
(3)	Of the total $46.9 million in REO at December 31, 2007, approximately $15.3 million had $2.2 million in mortgage insurance coverage.

The following table provides a detail of Real Estate Owned by state:

Real Estate Owned by state	As of December 31, 2007		As of September 30, 2007
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Florida	$16,910	36.06%	$10,050	36.31%
Arizona	6,368	13.58	2,850	10.29
Virginia	5,900	12.58	2,574	9.30
Illinois	2,766	5.90	2,573	9.29
California	2,743	5.85	2,582	9.33
Michigan	2,550	5.44	1,874	6.77
Other (states with less than 5%)	9,651	20.59	5,178	18.71

Total REO	$46,888	100.00%	$27,681	100.00%

We maintain an allowance for loans to provide for losses inherent in our portfolio. We evaluate the adequacy of this allowance on a quarterly basis to maintain the allowance at levels estimated to be sufficient to provide for inherent losses. Our risk management department performs internal assessments on asset categories which are then evaluated by our loss allowance methodology. Estimates for loan losses are made by analyzing historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan administration and resolution, the views of our regulators and changes in the size of the portfolio. An increase in the provision for the first quarter of fiscal 2008 was deemed appropriate because of the following trends:

•

The continued weakening and uncertainty in certain residential real estate markets including declines in prices which have been exacerbated by continuing builder price reductions in our primary markets

•	Increase in non-performing loans from $181 million as of September 30, 2007 to $384 million as of December 31, 2007

•

The continued increase in capitalized interest balances on negative amortizing loans. As more borrowers near their limit of negative amortization permitted under the terms of their loans, the greater the increase in probability that their loan payment will increase, causing a potential for increased non-performing assets.

The following table sets forth the change in BankUnited’s allowance for loan losses for the three months ended December 31, 2007 and 2006.

	For the Three Months Ended
	December 31, 2007	December 31, 2006
	(In thousands)
Allowance for loan losses, balance (at beginning of period)	$58,623	$36,378
Provisions for loan losses	65,000	4,000
Loans charged off:
One-to-four family residential	(5,882)	(34)
Construction and Land	(127)	(1,330)
Commercial	(374)	(31)
Consumer	(1,776)	—

Total loans charged off	(8,159)	(1,395)

Recoveries:
One-to-four family residential(1)	2,186	34
Commercial	3	171
Consumer	5	4

Total recoveries	2,194	209

Allowance for loan losses, balance (at end of period)	$117,658	$39,192

(1)	Fiscal 2008 represents $2.2 million in payments from mortgage insurance companies for claims.

The following table sets forth BankUnited’s allocation of the allowance for loan losses by category as of December 31, 2007 and September 30, 2007.

	December 31, 2007	September 30, 2007
	(In thousands)
Balance at the end of the period applicable to:
One-to-four family residential	$57,124	$26,787
Home equity loans and lines of credit	9,382	6,850
Multi-family	1,610	960
Commercial real estate	21,601	8,092
Construction	1,876	1,173
Land	3,707	2,426
Commercial	4,290	4,331
Consumer	1,306	880
Unallocated (1)	16,762	7,124

Total allowance for loan losses	$117,658	$58,623

(1)	The unallocated component of the allowance for loan losses reflects management’s evaluation of conditions that are not directly attributable to credit risks, inherent in specific loan products (due to the imprecision that is inherent in credit loss estimation techniques). The conditions evaluated in connection with the unallocated allowance include national and local economic trends and conditions, industry conditions, recent loan portfolio performance, loan growth and concentrations, changes in underwriting criteria, and the regulatory and public policy environment.

There can be no assurance that additional provisions for loan losses will remain at the level recorded as of December 31, 2007. BankUnited anticipates that during fiscal 2008 provisions for loan losses may continue to be made at higher levels than in prior years, in light of increasing non-performing assets, industry trends and real estate market conditions.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The discussion contained in BankUnited’s Annual Report on Form 10-K for the year ended September 30, 2007, under Item 7a, “Quantitative and Qualitative Disclosures about Market Risk,” provides detailed quantitative and qualitative disclosures about market risk and should be referenced for information thereon.

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

Risks Associated with Investments and Mortgage-Backed Securities. BankUnited purchases fixed and adjustable rate mortgage-backed securities and other securities for liquidity, yield and risk management purposes. Changes in market interest rates associated with BankUnited’s investments and mortgage-backed securities could have a material adverse effect on BankUnited’s carrying value of its securities. Temporary changes in the carrying value of mortgage-backed securities and other securities classified as available-for-sale are reflected, net of taxes, as a component of stockholders’ equity, while other than temporary impairment charges, if any, are recorded in earnings. See Note 3 to the accompanying notes to consolidated financial statements.

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

As required by SEC rules, an evaluation of the effectiveness of the design and operation of BankUnited’s disclosure controls and procedures was carried out by BankUnited, as of the end of the period covered by this report, under the supervision and with the participation of BankUnited’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that BankUnited’s disclosure controls and procedures were effective as of December 31, 2007.

These disclosure controls and procedures provide reasonable assurance that the information required to be disclosed by BankUnited in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. BankUnited may make changes to its disclosure controls and procedures periodically, as management reviews the design and effectiveness on a continuing basis. No change in internal control over financial reporting occurred during the quarter ended December 31, 2007 that has materially affected, or is likely to materially affect, such internal control over financial reporting. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

PART II—OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders.

At the annual meeting of the stockholders of the registrant held on February 8, 2008, the stockholders voted on the election of three directors to Class III of the registrant’s Board of Directors and the election of one director to Class II of the registrant’s Board of Directors.

The stockholders voted to elect the Class III nominees for directors as follows:

	Votes For	Votes Withheld
Allen M. Bernkrant	6,211,420	354,592
Alfred R. Camner	6,234,707	331,305
Neil H. Messinger	6,226,071	339,941

The stockholders voted to elect the Class II nominees for directors as follows:

	Votes For	Votes Withheld
Dr. Albert E. Smith	6,334,186	231,827

Item 6.	EXHIBITS

Exhibit No.	Exhibit Title
31.1	Certification of the Chief Executive Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

BANKUNITED FINANCIAL CORPORATION

By:	/s/ Humberto L. Lopez
Humberto L. Lopez
Senior Executive Vice President and Chief Financial Officer

Date: February 11, 2008

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