Form 10-Q
period 2008-03-31
BANKUNITED FINANCIAL CORP
filed 2008-05-12
CIK 894490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock at the close of business on April 30, 2008 was 35,170,983 shares of Class A Common Stock, $0.01 par value, and 479,734 shares of Class B Common Stock, $0.01 par value.

This Form 10-Q contains 70 pages.

The Index to Exhibits appears on page 70.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q REPORT FOR THE QUARTER ENDED MARCH 31, 2008

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

	March 31, 2008	September 30,2007
	(Dollars in thousands, except per share amounts)
ASSETS
Cash	$78,864	$54,502
Federal Home Loan Bank (FHLB) overnight deposits	60,681	456,775
Federal funds sold	22,860	1,658

Cash and cash equivalents	162,405	512,935

Investment securities available for sale, at fair value	118,027	187,375
Mortgage-backed securities available for sale, at fair value (including assets pledged of $146,489 and $231,740 at March 31, 2008 and September 30, 2007, respectively)	748,855	916,223
Mortgage loans held for sale at lower of cost or market	181,984	174,868

Loans held in portfolio	12,307,036	12,384,842
Add: Unearned discounts, premiums and deferred loan costs, net	225,356	235,454
Less: Allowance for loan losses	(202,315)	(58,623)

Loans held in portfolio, net	12,330,077	12,561,673

FHLB stock and other earning assets	292,933	305,535
Office properties and equipment, net	64,223	66,749
Real estate owned	73,436	27,732
Accrued interest receivable	79,513	86,182
Mortgage servicing rights	22,670	20,631
Goodwill	28,353	28,353
Bank owned life insurance	124,368	122,100
Prepaid expenses and other assets	117,423	35,915

Total assets	$14,344,267	$15,046,271

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest bearing deposits	$6,599,761	$6,747,888
Non-interest bearing deposits	335,561	342,499

Total deposits	6,935,322	7,090,387

Securities sold under agreements to repurchase	122,669	143,072
Advances from Federal Home Loan Bank	5,869,350	6,234,350
Convertible senior notes	120,000	120,000
HiMEDS Units senior notes	184,000	184,000
Junior subordinated debt	12,500	12,500
Trust preferred securities and subordinated debentures	237,261	237,261
Interest payable	36,841	39,480
Advance payments by borrowers for taxes and insurance	56,027	97,452
Accrued expenses and other liabilities	61,606	75,803

Total liabilities	13,635,576	14,234,305

Commitments and Contingencies (See Note (10))
Stockholders’ Equity:
Preferred stock, $0.01 par value	13	11
Authorized shares—10,000,000
Issued shares—1,264,853 and 1,131,153
Outstanding shares—1,238,133 and 1,104,433
Treasury shares—26,720	(528)	(528)
Class A Common Stock, $0.01 par value	374	371
Authorized shares—100,000,000
Issued shares—37,332,129 and 37,075,365
Outstanding shares—35,164,746 and 34,907,982
Treasury shares—2,167,383	(43,297)	(43,297)
Class B Common Stock, $0.01 par value	7	7
Authorized shares—3,000,000
Issued shares—719,947
Outstanding shares—479,734 and 473,747
Treasury shares—240,213 and 246,200	(2,802)	(2,802)
Additional paid-in capital	518,641	513,042
Retained earnings	264,255	356,197
Deferred compensation	2,048	2,048
Accumulated other comprehensive loss	(30,020)	(13,083)

Total stockholders’ equity	708,691	811,966

Total liabilities and stockholders’ equity	$14,344,267	$15,046,271

See accompanying notes to consolidated financial statements

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2008	2007	2008	2007
	(Dollars and shares in thousands, except per share data)
Interest income:
Interest and fees on loans	$204,011	$216,240	$423,910	$428,055
Interest on mortgage-backed securities	11,228	13,337	22,844	27,107
Interest and dividends on investments and other interest-earning assets	6,829	7,465	14,559	15,709

Total interest income	222,068	237,042	461,313	470,871

Interest expense:
Interest on deposits	73,099	74,341	153,862	142,060
Interest on borrowings	72,949	74,539	152,524	156,811
Preferred dividends of trust preferred securities and subordinated debentures	4,256	5,822	9,005	10,865

Total interest expense	150,304	154,702	315,391	309,736

Net interest income before provision for loan losses	71,764	82,340	145,922	161,135
Provision for loan losses	98,000	4,000	163,000	8,000

Net interest (loss) income after provision for loan losses	(26,236)	78,340	(17,078)	153,135

Non-interest (loss) income:
Loan servicing fees	1,432	1,782	2,840	3,729
Amortization of mortgage servicing rights	(1,737)	(811)	(2,585)	(1,668)
Impairment of mortgage servicing rights	(624)	(133)	(3,258)	(965)
Loan fees	1,395	1,265	2,433	2,339
Deposit fees	1,719	1,510	3,316	2,984
Other fees	723	697	1,386	1,369
Net gain on sale of investments and mortgage-backed securities	341	(566)	342	(524)
Other-than-temporary impairment on investment securities	(25,677)	—	(26,527)
Net gain on sale of loans and other assets	2,096	3,474	4,365	9,069
Income from insurance and investment services	1,969	1,320	3,394	2,272
Loss on swaps	—	(121)	—	(318)
Loss on loans held for sale	(2,017)	—	(2,017)	—
Other non-interest income	2,176	1,736	4,725	3,456

Total non-interest (loss) income	(18,204)	10,153	(11,586)	21,743

Non-interest expense:
Employee compensation and benefits	26,857	26,551	54,418	50,837
Occupancy and equipment	10,502	9,551	20,973	18,107
Telecommunications and data processing	3,478	2,933	6,815	5,764
Real estate owned	2,284	14	3,436	64
Advertising and promotion expense	1,369	2,243	3,033	4,018
Professional fees	2,865	1,842	6,380	3,459
Other	9,811	8,192	17,134	14,124

Total non-interest expense	57,166	51,326	112,189	96,373

(Loss) income before income taxes	(101,606)	37,167	(140,853)	78,505
(Benefit) provision for income taxes	(35,825)	12,763	(49,568)	26,733

Net (loss) income	$(65,781)	$24,404	$(91,285)	$51,772

(Loss) earnings per share:
Basic	$(1.88)	$0.67	$(2.61)	$1.42

Diluted	$(1.88)	$0.64	$(2.61)	$1.35

Weighted average number of common shares outstanding:
Basic	35,135	36,252	35,119	36,321
Diluted	35,135	38,351	35,119	38,397
Dividends declared per share on common stock	$0.005	$0.005	$0.01	$0.01

See accompanying condensed notes to consolidated financial statements

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	For the Six Months Ended March 31, 2008 and 2007
	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Deferred Compensation	Accumulated Other Comprehensive Loss Net of Tax	Total Stockholders’ Equity
	(In thousands)
Balance at September 30, 2007	$11	$378	$513,042	$356,197	$(46,627)	$2,048	$(13,083)	$811,966
Comprehensive loss:
Net loss for the six months ended March 31, 2008	—	—	—	(91,285)	—	—	—	(91,285)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(16,937)	(16,937)

Total comprehensive loss	—	—	—	—	—	—	—	(108,222)
Payment of dividends	—	—	—	(657)	—	—	—	(657)
Transfer to tax benefit for stock- based compensation	—	—	(330)	—	—	—	—	(330)
Stock option exercises and restricted stock awards	2	3	4,988	—	—	—	—	4,993
Tax benefit from stock-based compensation	—	—	941	—	—	—	—	941

Balance at March 31, 2008	$13	$381	$518,641	$264,255	$(46,627)	$2,048	$(30,020)	$708,691

Balance at September 30, 2006	$10	$374	$503,585	$276,078	$(8,556)	$2,048	$(20,379)	$753,160
Comprehensive income:
Net income for the six months ended March 31, 2007	—	—	—	51,772	—	—	—	51,772
Other comprehensive income, net of tax	—	—	—	—	—	—	7,835	7,835

Total comprehensive income	—	—	—	—	—	—	—	59,607
Payment of dividends	—	—	—	(635)	—	—	—	(635)
Company stock acquired	—	—	—	—	(12,154)	—	—	(12,154)
Deferral of compensation	—	—	—	—	—	—	—	—
Stock option exercises and restricted stock awards	1	3	4,942	—	—	—	—	4,946

Balance at March 31, 2007	$11	$377	$508,527	$327,215	$(20,710)	$2,048	$(12,544)	$804,924

See accompanying condensed notes to consolidated financial statements.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended March 31,
	2008	2007
	(In thousands)
Cash used in operating activities	$(503,401)	$(85,599)

Cash flows from investing activities:
Net decrease (increase) in loans held in portfolio	51,470	(365,551)
Purchase of investment securities available for sale	(19,908)	(17,908)
Purchase of FHLB stock and other earning assets	(36,296)	(94,188)
Purchase of office properties and equipment	(5,787)	(15,477)
Proceeds from repayments of investment securities available for sale	25,025	61,556
Proceeds from repayments of mortgage-backed securities available for sale	123,932	166,037
Proceeds from repayments of FHLB stock and other earning assets	52,560	78,795
Proceeds from sale of investment securities available for sale	50,861	57,342
Proceeds from sale of mortgage-backed securities available for sale	475,560	91,225
Proceeds from sale of real estate owned and other assets	16,637	1,067
Proceeds from sale of office properties and equipment	—	582

Net cash provided by (used in) investing activities	734,054	(36,520)

Cash flows from financing activities:
Net (decrease) increase in deposits	(155,065)	770,003
Additions to long-term Federal Home Loan advances	1,750,000	2,640,000
Repayments of long-term Federal Home Loan advances	(1,900,000)	(1,880,000)
Net decrease in short-term Federal Home Loan advances	(215,000)	(470,000)
Net decrease in other borrowings	(20,403)	(755,807)
Net decrease in advances from borrowers for taxes and insurance	(41,425)	(41,247)
Net proceeds from issuance of trust preferred securities	—	52,120
Net proceeds from issuance of stock	427	1,038
Purchase of treasury stock	—	(12,154)
Tax benefit from stock-based compensation	940	—
Dividends paid on stock	(657)	(635)

Net cash (used in) provided by financing activities	(581,183)	303,318

(Decrease) increase in cash and cash equivalents	(350,530)	181,199
Cash and cash equivalents at beginning of period	512,935	66,655

Cash and cash equivalents at end of period	$162,405	$247,854

Supplemental schedule of non-cash investing and financing activities:
Exchange of loans for mortgage-backed securities in loan sales transaction with FNMA and FHLMC	$470,442	$79,482
Transfer of loans from portfolio to loans held for sale	$242	$130,207
Transfer of loans held for sale to portfolio	$12,918	$34,257
Transfers from loans to real estate owned	$80,776	$3,576

See accompanying condensed notes to consolidated financial statements

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(1) Principles of Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of BankUnited Financial Corporation (“BankUnited”) and its consolidated subsidiaries, including BankUnited, FSB (the “Bank”). All significant intercompany transactions and balances associated with consolidated subsidiaries have been eliminated.

The unaudited consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the six-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008. These condensed notes should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in BankUnited’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

(2) Impact of Certain Accounting Pronouncements

FIN No. 48

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN No. 48”), an interpretation of SFAS No.109 “Accounting for Income Taxes,” to clarify the requirements of SFAS No.109 relating to the recognition of income tax benefits.

FIN No 48 provides a two-step approach to recognizing and measuring tax benefits taken or expected to be taken in a tax return, when realization of the benefits is uncertain. The first step is to determine whether the benefit is to be recognized; the second step is to determine the amount to be recognized as follows:

•

Income tax benefits should be recognized when, based on the technical merits of a tax position, the entity believes that, assuming a dispute arose with the taxing authority and was taken to a court of last resort, it is more likely than not (i.e., a probability of greater than 50 percent) that the tax position would be sustained as filed; and

•

If a position is determined to be more likely than not of being sustained, the reporting enterprise should recognize the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the taxing authority.

This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. BankUnited will recognize any future interest and penalties related to underpayments of income taxes or income tax uncertainties in its provision for income taxes, in accordance with paragraphs 15 and 19 of FIN No. 48. BankUnited adopted this statement in the fiscal year that began October 1, 2007 without any material effect.

BankUnited remains subject to examination by federal and state tax jurisdictions for its fiscal years ended September 30, 2004, 2005 and 2006.

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

This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. BankUnited will adopt this statement, as applicable, in its fiscal year beginning October 1, 2008.

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

This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. BankUnited will adopt this Statement, as applicable, in its fiscal year beginning October 1, 2008.

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

SAB No. 109 was effective on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. BankUnited adopted this statement, in its fiscal quarter beginning January 1, 2008 with no material effect on the consolidated financial statements.

SFAS No. 161

On March 19, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement 133. Statement 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. BankUnited does not expect the adoption of SFAS 161 to have a material effect on its consolidated financial statements. BankUnited will adopt this statement, as applicable, in its fiscal quarter beginning January 1, 2009.

FASB Staff Position No. FAS 140-3

In February 2008, the FASB issued FSP FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions. The objective of this FSP is to provide implementation guidance on accounting for a transfer of a financial asset and a repurchase financing. The FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under Statement 140. However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under Statement 140. FSP FAS 140-3 is effective for fiscal years beginning after November 15, 2008. BankUnited will adopt this statement, as applicable, in its fiscal year beginning October 1, 2009.

(3) Investments and Mortgage-backed Securities Available for Sale

Investments Securities Available for Sale

Presented below is an analysis of investments designated as available for sale.

	At March 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Preferred stock of U.S. government sponsored entities (1)	$31,067	$—	$—	$31,067
Trust preferred securities of other issuers	11,763	—	(1,391)	10,372
Mutual funds and other bonds (2)	78,873	168	(2,453)	76,588
Other investment notes	—	—	—	—
Other equity securities	—	—	—	—

Total	$121,703	$168	$(3,844)	$118,027

	At September 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. government sponsored entity debt securities (1)	$25,000	$—	$(23)	$24,977
Preferred stock of U.S. government sponsored entities (1)	39,933	—	(2,772)	37,161
Trust preferred securities of other issuers	4,000	—	(311)	3,689
Mutual funds and other bonds (2)	117,511	35	(743)	116,803
Other investment notes	1,200	—	—	1,200
Other equity securities	3,462	83	—	3,545

Total	$191,106	$118	$(3,849)	$187,375

Investment securities at March 31, 2008, by contractual maturity, are shown below.

	Available for Sale
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$2,385	$2,401
Due after one year through five years	8,421	8,473
Due after five years through ten years	1,717	1,729
Due after ten years	45,612	44,207
Equity securities	63,568	61,217

Total	$121,703	$118,027

(1)	U.S. Government sponsored entities include the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC).
(2)	Underlying assets of mutual funds consist primarily of mortgage-backed securities.

Mortgage-backed Securities Available for Sale

Presented below is an analysis of mortgage-backed securities designated as available for sale:

	At March 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
FNMA mortgage-backed securities	$141,958	$501	$(602)	$141,857
FHLMC mortgage-backed securities	46,199	833	—	47,032
Collateralized mortgage obligations	3,831	—	(14)	3,817
Mortgage pass-through certificates (1)	599,391	1,186	(44,428)	556,149

Total	$791,379	$2,520	$(45,044)	$748,855

	At September 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
FNMA mortgage-backed securities	$163,656	$139	$(4,049)	$159,746
FHLMC mortgage-backed securities	50,541	135	(137)	50,539
Collateralized mortgage obligations	4,284	—	(18)	4,266
Mortgage pass-through certificates (1)	714,190	980	(13,498)	701,672

Total	$932,671	$1,254	$(17,702)	$916,223

(1)	Included in BankUnited’s portfolio of mortgage-backed securities as of March 31, 2008 and September 30, 2007 were securities with a fair value of $128 million and $179 million and cost of $161 million and $154 million, respectively, which were retained from BankUnited’s mortgage loan securitization in September 2005.

Mortgage-backed securities at March 31, 2008, by contractual maturity and adjusted for anticipated prepayments, are shown below.

	Available for Sale
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$187,141	$177,412
Due after one year through five years	383,394	361,760
Due after five years through ten years	140,794	132,727
Due after ten years	80,050	76,956

Total	$791,379	$748,855

Based on the internal model used by BankUnited, estimated average duration of the mortgage-backed securities portfolio as of March 31, 2008, was 1.7 years. This duration extends to 1.9 years in a hypothetical scenario that immediately adds 100 basis points to market interest rates. The model used by BankUnited is based on assumptions that may differ from the eventual outcome.

As March 31, 2008, of a total portfolio of $749 million of mortgage backed securities, the Company held $128 million of securities backed by loans originated by BankUnited with negative amortization (“BUMT 2005 -1 securities”), and $751 thousand of securities backed by subprime mortgages which were not originated by BankUnited. These securities had gross unrealized losses of $33 million as of March 31, 2008. As of March 31, 2008, the total amount outstanding of BUMT 2005-1 securities, including amounts not held by BankUnited was $287 million. Mortgage loans backing these securities as of March 31, 2008 totaled $284 million and had negative amortization of $15 million.

The following tables provide information on unrealized losses for investments and mortgage-backed securities available for sale as of March 31, 2008 and September 30, 2007. The fair value of investments and mortgage-backed securities available for sale with unrealized gains are not included in the tables below.

	As of March 31, 2008
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)
	(In thousands)
Available for sale securities
Investment securities:
Trust preferred securities of other issuers	$8,860	$(903)	$1,512	$(488)	$10,372	$(1,391)
U.S. government sponsored entity debt securities (2)	—	—	—	—	—	—
Preferred stock of U.S. government sponsored entities (2)	—	—	—	—	—	—
Mutual funds and other bonds (3)	27,791	(102)	28,335	(2,351)	56,126	(2,453)
Other investments notes	—	—	—	—	—	—

Total investment securities	$36,651	$(1,005)	$29,847	$(2,839)	$66,498	$(3,844)

Mortgage-backed securities:
FNMA mortgage-backed securities	$9,936	$(45)	$60,572	$(557)	$70,508	$(602)
FHLMC mortgage-backed securities	—	—	—	—	—	—
Collateralized mortgage obligations	—	—	752	(14)	752	(14)
Mortgage pass-through certificates	196,461	(25,268)	235,215	(19,160)	431,676	(44,428)

Total mortgage-backed securities	$206,397	$(25,313)	$296,539	$(19,731)	$502,936	$(45,044)

	As of September 30, 2007
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)
	(In thousands)
Available for sale securities
Investment securities:
Trust preferred securities of other issuers	$1,889	$(111)	$1,800	$(200)	$3,689	$(311)
U.S. government sponsored entity debt securities (2)	—	—	24,977	(23)	24,977	(23)
Preferred stock of U.S. government sponsored entities (2)	28,451	(2,772)	—	—	28,451	(2,772)
Mutual funds and other bonds (3)	5,718	(18)	27,638	(725)	33,356	(743)

Total investment securities	$36,058	$(2,901)	$54,415	$(948)	$90,473	$(3,849)

Mortgage-backed securities:
FNMA mortgage-backed securities	$—	$—	$135,629	$(4,049)	$135,629	$(4,049)
FHLMC mortgage-backed securities	—	—	19,849	(137)	19,849	(137)
Collateralized mortgage obligations	—	—	959	(18)	959	(18)
Mortgage pass-through certificates	115,585	(5,205)	426,293	(8,293)	541,878	(13,498)

Total mortgage-backed securities	$115,585	$(5,205)	$582,730	$(12,497)	$698,315	$(17,702)

(1)	These unrealized losses are not considered to be other- than- temporary based on management’s evaluation.
(2)	U.S. Government sponsored entities (GSE’s) include FNMA and FHLMC.
(3)	Underlying assets of mutual funds consist primarily of mortgage-backed securities.

BankUnited monitors its investment in available for sale securities for other than temporary impairment. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer of the securities; and the intent and ability to retain the security in order to allow for an anticipated recovery in fair value. In addition, for mutual fund holdings, the Company reviews the assets held by the mutual fund to determine whether any of those assets provide evidence that unrealized losses in the Company’s investments in mutual funds may be other than temporary. We consider the decline in the value of debt and equity securities classified as available-for-sale as of March 31, 2008 to be temporary and we have the ability and intent to hold these securities until recovery, which could be maturity. Evaluation of these securities at future dates could result in a determination that impairment as of such future dates, if any, is other than temporarily impaired.

During the quarter ended March 31, 2008, BankUnited determined that certain preferred stock of U.S. government sponsored entities (“GSE’s”) was other than temporarily impaired and recorded an impairment charge of $8.9 million to recognize the unrealized loss based on the fair value as of March 31, 2008. These securities have had significant unrealized losses for more than 12 months due to the credit and liquidity concerns in the overall market, especially with respect to mortgage related activities. These securities have composite credit ratings of AA-; however, the timing of recovery of the market impacting the GSE’s is uncertain.

During the quarter ended March 31, 2008, BankUnited also determined that its investments in certain mortgage-backed securities were other than temporarily impaired and recorded an impairment charge of $16.2 million to recognize the unrealized loss based on fair value as of March 31, 2008. These securities represent five subordinate classes of BankUnited’s 2005 securitization. Based on cash flow projections of the underlying mortgages as of March 31, 2008, and assuming that current loss trends continue, BankUnited estimated that loss projections could completely erode the value of the two most subordinate classes, and significantly erode the next three most subordinate classes. As of March 31, 2008, BankUnited continues to hold securities with an aggregate fair value of $128.0 million and unrealized losses of $33.2 million arising from the 2005 securitization. BankUnited is the servicer of these loans and has considered actual losses, reviewed the projected losses, cash flows, and coverage levels of these securities and the length of time these securities have had unrealized losses in evaluating whether they were other than temporarily impaired. Based on management’s conclusion that cash flows are adequate to fully amortize these securities and that BankUnited has the ability and intent to hold them until maturity, they were not deemed other than temporarily impaired as of March 31, 2008.

During the quarter ended March 31, 2008, BankUnited also determined that its investment in a corporate debt security was other than temporarily impaired and recorded an impairment charge of $350,000, representing the full cost of this security. The issuer designs, builds and markets single family residences and has experienced significant declines in revenues. During the quarter ended March 31, 2008, the issuer filed for bankruptcy protection.

At March 31, 2008 and September 30, 2007, investment and mortgage-backed securities with an aggregate fair value of approximately $146 million, and $232 million, respectively, were pledged as collateral for repurchase agreements.

(4) Loans Receivable

Loans receivable consist of the following::

	As of March 31, 2008		As of September 30, 2007
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
One-to-four family residential:
Residential mortgages	$9,792,647	79.4%	$9,996,086	79.6%
Specialty consumer mortgages (1)	749,408	6.1	697,726	5.5

Total one-to-four family residential	10,542,055	85.5	10,693,812	85.1
Home equity loans and lines of credit	452,043	3.7	420,386	3.3
Multi-family	120,799	1.0	120,058	1.0
Commercial real estate	517,667	4.2	496,556	4.0
Construction	168,800	1.4	146,557	1.2
Land	288,758	2.3	303,294	2.4

Total real estate loans	12,090,122	98.1	12,180,663	97.0

Other loans:
Commercial	200,917	1.6	187,951	1.5
Consumer	15,997	0.1	16,228	0.1

Total other loans	216,914	1.7	204,179	1.6

Total loans held in portfolio (2)	12,307,036	99.8	12,384,842	98.6
Unearned discounts, premiums and deferred loan costs, net	225,356	1.8	235,454	1.9
Allowance for loan losses	(202,315)	(1.6)	(58,623)	(0.5)

Total loans held in portfolio, net	12,330,077	100.0%	12,561,673	100.0%
Mortgage loans held for sale	181,984		174,868

Total loans, net	$12,512,061		$12,736,541

(1)	Specialty consumer mortgages are residential mortgage loans that are originated primarily through customer relationships at our neighborhood branch banking offices, compared to those originated through our wholesale residential mortgage loan production offices.
(2)	As of March 31, 2008, BankUnited had $608.3 million of non-accrual loans and $271,000 of loans past due more than 90 days and still accruing. As of September 30, 2007, BankUnited had $180.8 million of non-accrual loans and $23,000 of loans past due more than 90 days and still accruing.

As of March 31, 2008, approximately $7.4 billion, or 59.6%, of all loans were secured by properties in Florida. Loans secured by real estate in no other state represented more than 7.2% of the Bank’s total loan portfolio. As of September 30, 2007, approximately $7.7 billion, or 61%, of all loans were secured by properties in Florida. Loans secured by real estate in no other state represented more than 6.9% of all loans in the Bank’s loan portfolio.

As of March 31, 2008, BankUnited had pledged approximately $8.8 billion of mortgage loans and securities as collateral for advances from the Federal Home Loan Bank of Atlanta (“FHLB of Atlanta”). As of September 30, 2007, the Bank had pledged approximately $9.1 billion of mortgage loans and securities as collateral for advances from the FHLB of Atlanta. On April 2, 2008, the FHLB of Atlanta notified all of its customers that it will increase the discount it applies to residential first mortgage collateral, effective May 1, 2008. Simultaneously, BankUnited was notified that the FHLB’s internal “matrix category” of BankUnited had been re-evaluated. As a result, our collateral requirement has been increased by 20%, effectively reducing availability under our line of credit with the FHLB Atlanta. In response to the notification of the new requirement, we provided additional collateral against which we could borrow. As of May 2, 2008, BankUnited had pledged approximately $9.2 billion of mortgage loans and securities for advances from the FHLB.

The following table provides total one-to-four family loans, including loans held for sale, categorized between fixed rate mortgages and adjustable rate mortgages (“ARMs”) as of March 31, 2008 and September 30, 2007:

	As of March 31, 2008		As of September 30, 2007
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
One-to-four family residential loans:
Fixed rate loans	$1,584,473	14.8%	$1,499,757	13.8%
ARM loans:
Monthly payment option (1)	6,398,640	59.7	6,682,670	61.5
Select-My-Payment (1)	959,370	8.9	925,000	8.5
Non option ARM	1,781,555	16.6	1,761,253	16.2

Total ARM loans	9,139,565	85.2	9,368,923	86.2

Total one-to-four family residential loans (2)	$10,724,038	100.0%	$10,868,680	100.0%

(1)	As of March 31, 2008, payment option loans with a balance of $6.7 billion, representing 91% of the payment option portfolio, were negatively amortizing and approximately $354 million, or 4.8%, of their principal balances results from negative amortization. As of September 30, 2007, payment option loans with a balance of $6.7 billion, representing 89% of the payment option portfolio, were negatively amortizing and approximately $270 million, or 4.0%, of their principal balances results from negative amortization. These loans are subject to interest rate caps.
(2)	Including loans held for sale and excluding deferred costs, unearned discounts, premiums and allowance for loan losses.

Payment option loans represented 58.9% and 60.6% of total loans outstanding (including loans held for sale and excluding deferred costs, unearned discounts, premiums and allowance for loan losses) as of March 31, 2008 and September 30, 2007, respectively.

Changes in the allowance for loan losses are as follows:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2008	2007	2008	2007
	(Dollars in thousands)
Balance at beginning of period	$117,658	$39,192	$58,623	$36,378
Provision	98,000	4,000	163,000	8,000
Loans charged-off	(19,372)	(1,530)	(27,531)	(2,925)
Recoveries (1)	6,029	165	8,223	374

Balance at end of period	$202,315	$41,827	$202,315	$41,827

(1)	Represents $6.0 million for the three months ended March 31, 2008 and $8.2 million for the six months ended March 31, 2008 in expected payments from mortgage insurance companies. This is net of a 10% allowance of these payments.

Consistent with Federal interagency policy guidance and current Office of Thrift Supervision regulatory reporting convention, BankUnited’s policy requires that impaired residential mortgage loans that are 180 days or more delinquent and collateral dependent be subject to specific valuation allowances or be charged-off in amounts equal to the shortfall in collateral, measured as the difference between the recorded investment in each impaired loan (i.e., outstanding principal, and any accrued interest, net deferred loan fees or costs, and unamortized premium or discount) and the net realizable value of collateral. The Bank’s estimate of net realizable value of residential mortgage loan collateral is based on an acceptable in-house or externally prepared estimate of current fair market valuations, less estimated costs to sell the collateral, together with consideration of any expected loan level mortgage insurance proceeds. As of March 31, 2008 the allowance for loan losses included specific valuation allowances of $32 million for $207 million in outstanding impaired residential mortgage loans that were 180 days or more past due.

The following table sets forth information concerning impaired loans and the amount of allocated allowance:

	As of March 31, 2008		As of September 30, 2007
	Outstanding Principal	Allowance for loan losses	Outstanding Principal	Allowance for loan losses
	(Dollars in thousands)
One-to-four family residential	$207,156	$32,181	$—	$—
Specialty Consumer Mortgages	1,672	506	923	407
Home equity loans and lines of credit	6,011	6,011	—	—
Commercial real estate (1) (2)	22,310	6,406	—	—
Commercial	324	324	232	232

Total	$237,473	$45,428	$1,155	$639

(1)	The balance of impaired commercial real estate loans with specific reserves reflects 3 troubled commercial real estate loans.
(2)	At March 31, 2008 there was one impaired loan in the amount of $5.0 million without an allocated allowance.

(5) Earnings Per Share

The following tables reconcile basic and diluted (loss) earnings per share for the three and six months ended March 31, 2008 and 2007.

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2008	2007	2008	2007
	(Dollars and shares in thousands, except per share data)
Basic (loss) earnings per share:
Numerator:
Net (loss) income	$(65,781)	$24,404	$(91,285)	$51,772
Preferred stock dividends	151	133	301	268

Net (loss)/income available to common stockholders	$(65,932)	$24,271	$(91,586)	$51,504

Denominator:
Weighted average common shares outstanding	35,135	36,252	35,119	36,321

Basic (loss) earnings per share	$(1.88)	$0.67	$(2.61)	$1.42

Diluted (loss) earnings per share:
Numerator:
Net (loss) income available to common stockholders	$(65,932)	$24,271	$(91,586)	$51,504
Plus:
Preferred stock dividends	—	133	—	268

Diluted net (loss) income available to common stockholders	$(65,932)	$24,404	$(91,586)	$51,772

Denominator:
Weighted average common shares outstanding	35,135	36,252	35,119	36,321
Plus:
Stock options and restricted stock	—	1,146	—	1,116
Preferred stock	—	953	—	960

Diluted weighted average shares outstanding	35,135	38,351	35,119	38,397

Diluted (loss) earnings per share(1)	$(1.88)	$0.64	$(2.61)	$1.35

(1)	For the three months ended March 31, 2008, BankUnited did not consider potential common and preferred stock options of 3.0 million and 1.1 million, respectively, in the computation of diluted loss per share as they would have been antidilutive. In addition, BankUnited did not consider potential common stock of 7.9 million shares from the HiMEDS Units issued on April 25, 2007 and June 4, 2007, as they would have been antidilutive.

For the six months ended March 31, 2008, BankUnited did not consider potential common and preferred stock options of 3.0 million and 1.1 million, respectively, in the computation of diluted earnings per share as they would have been antidilutive. In addition, BankUnited did not consider potential common stock of 7.9 million shares from the HiMEDS Units issued on April 25, 2007 and June 4, 2007, as they would have been antidilutive.

(6) Regulatory Capital

The Bank’s regulatory capital levels as of March 31, 2008 and September 30, 2007 were as follows:

	As of March 31, 2008	As of September 30, 2007
	(Dollars in thousands)
Tier 1 Leverage Capital
Amount	$1,112,324	$1,183,375
Actual Ratio	7.8%	7.8%
Well-Capitalized Minimum Ratio (1)	5.0%	5.0%
Adequately Capitalized Minimum Ratio (1)	4.0%	4.0%

Tier 1 Risk-Based Capital (2)
Amount	$1,108,394	$1,183,375
Actual Ratio	13.4%	14.6%
Well-Capitalized Minimum Ratio (1)	6.0%	6.0%
Adequately Capitalized Minimum Ratio (1)	4.0%	4.0%

Total Risk-Based Capital
Amount	$1,212,740	$1,232,706
Actual Ratio	14.6%	15.4%
Well-Capitalized Minimum Ratio (1)	10.0%	10.0%
Adequately Capitalized Minimum Ratio (1)	8.0%	8.0%

(1)	Based on Office of Thrift Supervision regulations adopted to implement the “prompt corrective action” provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991.
(2)	Tier 1 risk-based capital ratio is the ratio of leverage (core) capital less the deduction for low level recourse and residual interests to risk weighted assets.

(7) Comprehensive (Loss) Income

BankUnited’s comprehensive (loss) income includes all items which comprise net (loss) income, plus other comprehensive (loss) income net of tax. For the three and six months ended March 31, 2008 and 2007, BankUnited’s comprehensive (loss) income was as follows:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2008	2007	2008	2007
	(In thousands)
Net (loss) income	$(65,781)	$24,404	$(91,285)	$51,772
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain arising during the period on securities, net of tax (benefit) expense of ($10,859) and $2,462 for the three months ended March 31, 2008 and 2007, respectively, and ($18,177) and $4,271 for the six months ended March 31, 2008 and 2007, respectively	(20,166)	4,573	(33,758)	7,932
Unrealized loss on cash flow hedges, net of tax benefit of $31 and $98 for the three months ended March 31, 2008 and 2007, respectively, and $61 and $208 for the six months ended March 31, 2008 and 2007, respectively	(58)	(182)	(114)	(387)
Less reclassification adjustment for:
Realized gain (loss) on securities sold included in net income, net of tax expense (benefit) of $120 and ($198) for the three months ended March 31, 2008 and 2007, respectively, and $120 and ($184) for the six months ended March 31, 2008 and 2007, respectively	222	(368)	222	(340)
Other-than-temporary impairment on investment securities included in net income, net of tax benefit of $8,987 and $0 for the three months ended March 31, 2008 and 2007, respectively and $9,207 and $0 for the six months ended March 31, 2008 and 2007, respectively	(16,546)	—	(17,099)	—
Realized (loss) gain on cash flow hedges, net of tax (benefit) expense of ($30) and $11 for the three months ended March 31, 2008 and 2007, respectively, and ($31) and $27 for the six months ended March 31, 2008 and 2007, respectively	(57)	21	(58)	50

Total other comprehensive (loss) income, net of tax	(3,843)	4,738	(16,937)	7,835

Comprehensive (loss) income	$(69,624)	$29,142	$(108,222)	$59,607

(8) Accounting for Derivatives and Hedging Activities

BankUnited uses derivative instruments as part of its interest rate risk management activities to reduce risks associated with its loan origination and borrowing activities. Derivatives include loan commitments, forward sales contracts, and interest rate swaps and caps. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), BankUnited recognizes all derivatives as either assets or liabilities on the consolidated statement of financial condition and reports them at fair value with realized and unrealized gains and losses included in either earnings or in other comprehensive income, depending on the purpose for which the derivative is held and whether the derivative qualifies for hedge accounting.

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

Forward Sales Contracts

BankUnited enters into forward sales contracts in order to economically hedge fair value exposure of loan commitments and fair value exposure of loans held for sale to a change in interest rates. Fair value changes of forward sales contracts, not eligible for hedge accounting under SFAS No. 133, are recorded in earnings under non-interest expense with an offset in other liabilities. Hedge accounting was not applied to these contracts in the three and six-month periods ended March 31, 2008 and March 31, 2007.

Loans Held For Sale

Loans held for sale are accounted for under the lower of cost or market method. Lower of cost or market adjustments are recorded in earnings under non-interest expense. No adjustments related to lower of cost or market, were recorded in the three and six-month periods ended March 31, 2008 and March 31, 2007. During the quarter ended March 31, 2008, BankUnited transferred $12.9 million of loans from loans held for sale to loans held in portfolio and recorded a loss of $2.0 million, which is included in other non-interest expense. These loans had conditions that adversely impacted their marketability. BankUnited has the intent and ability to hold these loans to maturity.

Interest Rate Swaps and Caps

At March 31, 2008, BankUnited had outstanding one interest rate cap contract used to reduce the risk of rising interest payments associated with specific variable rate debt instruments. This contract was accounted for as cash flow hedge under SFAS No. 133.

At March 31, 2008, BankUnited had no interest rate swap agreements outstanding.

The following table summarizes certain information with respect to the use of derivatives and their impact on BankUnited’s consolidated statements of operations during the three and six months ended March 31, 2008 and 2007:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2008	2007	2008	2007
	(In thousands)
Interest Rate Swaps
Net loss recorded in non-interest income related to swaps	—	(121)	—	(318)
Other Derivatives (1)
Gain (loss) recorded in non-interest expense related to loan commitments	176	(24)	897	(51)
Loss (gain) recorded in non-interest expense related to forward sales contracts	(941)	(7)	(910)	151

Total loss recorded in earnings due to derivatives	$(765)	$(152)	$(13)	$(218)

Note: As of March 31, 2008 there was one cash flow hedge outstanding.

(1)	BankUnited uses other derivatives to economically hedge interest rate risk, but they do not qualify for hedge accounting treatment.

(9) Stock-Based Compensation and Other Benefit Plans

At March 31, 2008, BankUnited had stock-based compensation plans approved by shareholders and designed to provide incentives to current and prospective officers, directors and employees of BankUnited and its subsidiaries. Under the plans, BankUnited may award stock options, stock appreciation rights, restricted stock, restricted stock units and awards in lieu of obligations, dividend equivalents, other stock-based awards and performance awards in each of its classes of stocks.

Compensation expense arising from share-based payment arrangements was $2.3 million and $2.0 million for the quarters ended March 31, 2008 and March 31, 2007, respectively and $4.5 million and $3.7 million for the six months ended March 31, 2008 and March 31, 2007 respectively. Compensation expense for the quarter ended March 31, 2008 includes a modification charge of $116,000 for a two year extension of options that were scheduled to expire during the current fiscal year.

Options

BankUnited may award both incentive stock options and non-qualified stock options. Options granted under BankUnited’s plans generally expire six to ten years after the date of grant and are granted at or above the fair market value (closing price) of the stock on the date of grant. An option may vest over a period ranging from three to five years.

BankUnited uses the Black-Scholes model to calculate fair values of options awarded. This model requires assumptions as to expected volatility, dividends, terms, and risk free rates. Assumptions used for options granted in the six month period ended March 31, 2008 are outlined in the table below. There were no options granted in the three month period ended March 31, 2008:

	Three Months Ended March 31, 2008	Six Months Ended March 31, 2008
Expected Volatility	43.0%	34.0% – 43.0%
Expected Dividend	0.2% – 4.2%	0.10% – 4.2%
Expected Term in Years	2.0	2.0 – 5.0
Risk Free Rate	2.13%	2.13% – 4.68%

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

The following table presents the activity of BankUnited’s outstanding stock options, for all classes of common stock for the six-month period ended March 31, 2008:

Common Stock Options	Number of Shares	Weighted Average Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars and shares in thousands)
Options outstanding, September 30, 2007	2,416	$19.08
Options granted	784	$11.75
Options exercised	(59)	$7.25
Options forfeited	(49)	$16.78
Options expired	(81)	$21.97

Options outstanding, March 31, 2008	3,011	$17.35	5.6	$0

Exercisable at March 31, 2008	1,659	$18.23	4.8	$0
Unvested at March 31, 2008	1,352	$16.29	5.9	$0

As of March 31, 2008, the exercise prices of all 3.0 million outstanding common stock options, were at a price above the fair market value of the common stock on that date.

The following table presents the activity of BankUnited’s outstanding stock options, for Series B Preferred Stock, for the six-month period ended March 31, 2008.

Series B Preferred Stock Options	Number of Shares	Weighted Average Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars and shares in thousands)
Options outstanding, September 30, 2007	1,039	$27.26
Granted	67	$21.24
Cancelled	(5)	$10.85

Options outstanding, March 31, 2008	1,101	$26.97	4.6	$0

Exercisable at March 31, 2008	667	$25.30	3.7	$0
Unvested at March 31, 2008	434	$29.54	5.9	$0

As of March 31, 2008, the exercise prices of all 1.1 million outstanding Series B preferred stock options, were at a price above the estimated fair market value of the Series B Preferred Stock on that date.

The following table presents the values of option grants and exercises for all classes of stock for the three-month and six-month periods ended March 31, 2008:

	Three Months Ended March 31, 2008	Six Months Ended March 31, 2008
	(Dollars in thousands except per share data)
Grant date weighted average fair value per share of options granted during the period	$0.00	$4.00
Total intrinsic value of options exercised	$0.00	$376
Cash received from options exercised	$0.00	$425
Actual tax benefit to be realized from option exercises	$0.00	$115

Restricted Stock

Restricted stock awards granted without performance-based restrictions vest in annual installments over periods ranging from three to nine years commencing on the date of the grant. The vesting schedules are intended to encourage officers, directors and employees to make long-term commitments to BankUnited.

In the second fiscal quarter of 2008, the Company awarded 25,000 restricted shares of Class A Common Stock valued at $127,000 to vest over three to five years. Fair value for these shares is determined based on the closing price of BankUnited’s shares on the grant date.

The following table presents the activity of BankUnited’s unvested restricted shares of Class A Common Stock and restricted Class A Common Stock units for the six-month period ended March 31, 2008:

Common Unvested Shares *	Number of Shares (in thousands)	Weighted Average Price per Share (at date of grant)
Outstanding September 30, 2007	579	$24.58
Granted	233	12.99
Vested	(78)	24.75
Forfeited	(43)	22.26

Outstanding March 31, 2008	691	$20.79

*	Including restricted stock units

The intrinsic value for the outstanding awards is $3.5 million and the weighted average life of these awards is 3.9 years.

The following table presents the activity of BankUnited’s unvested restricted shares of Series B Preferred Stock, including both performance and nonperformance-based awards for the six-month period ended March 31, 2008:

Series B Preferred Unvested Shares	Number of Shares (in thousands)	Weighted Average Price per Share (at date of grant)
Outstanding at September 30, 2007	396	$33.58
Granted	134	21.24
Vested	(3)	35.40

Outstanding at March 31, 2008	527	$30.44

The intrinsic value for the outstanding awards is $2.6 million and the weighted average life of the awards is 7.0 years.

Performance-Based Awards

Under the plans, the Compensation Committee of BankUnited’s Board of Directors has the authority to grant performance awards based on the achievement of pre-set performance goals by a future date. The goals are based on performance criteria specified in the plans.

During the six-month period ended March 31, 2008, the Compensation Committee voted to award certain executive officers performance awards that require the achievement of goals over future periods based on specified objectives. These awards have a performance period of one year.

Performance-based restricted stock awards are eligible to be voted by the executive from the date of the award. Dividends are paid only after achievement of the performance goals to which the award is subject.

The following table presents the activity of BankUnited’s performance-based unvested awards of Class A Common Stock for the six-month period ended March 31, 2008:

Performance Based Common A Unvested Shares	Number of Shares (in thousands)	Weighted Average Price per Share (at date of grant)
Outstanding at September 30, 2007	51	$25.40
Granted	35	$14.20
Vested	—	—

Outstanding at March 31, 2008	86	$20.83

The intrinsic value for the outstanding awards is $430,000 and the weighted average life of the awards is 6.6 years.

The following table presents the activity of BankUnited’s performance-based unvested awards of Series B Preferred Stock, for the six-month period ended March 31, 2008:

Performance Based Series B Preferred Unvested Shares	Number of Shares (in thousands)	Weighted Average Price per Share (at date of grant)
Outstanding at September 30, 2007	376	$33.46
Granted	134	21.24
Vested	(2)	34.56

Outstanding at March 31, 2008	508	$30.24

The intrinsic value for the outstanding awards is $2.5 million and the weighted average life of the awards is 7.1 years.

(10) Commitments and Contingencies

Commercial and standby letters of credit are off-balance sheet instruments that represent conditional commitments issued by BankUnited to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support trade transactions or guarantee arrangements. BankUnited had outstanding commercial and standby letters of credit in the amount of $48.7 million and $47.5 million as of March 31, 2008 and September 30, 2007, respectively. Fees collected on standby letters of credit represent the fair value of those commitments and are deferred and amortized over their term, which is typically one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankUnited generally holds collateral supporting those commitments if deemed necessary.

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

(11) Subsequent Events

On May 6, 2008, the Company filed a preliminary proxy statement relating to a proposal to amend our Articles of Incorporation to increase the number of authorized shares of Class A common stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q (the “Form 10-Q”), “BankUnited,” “we,” “us” and “our” refers to BankUnited Financial Corporation (“BankUnited”) and its consolidated subsidiaries, including BankUnited, FSB (the “Bank”). All significant intercompany transactions and balances associated with consolidated subsidiaries have been eliminated. The following discussion and analysis and the related financial data present a review of BankUnited’s consolidated operating results for the three month and six month periods ended March 31, 2008 and 2007 and consolidated financial condition as of March 31, 2008 and as of September 30, 2007. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in BankUnited’s Annual Report on Form 10-K.

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

Overview

Our results of operations are dependent primarily on net interest income, which is the difference between the interest earned on assets, (primarily our loan and securities portfolios,) and our cost of funds, which consists of the interest paid on our deposits and borrowings. Our results of operations are also affected by our provision for loan losses, the performance of our investments, gain or loss on the sale of loans, other non-interest income, non-interest expenses and income taxes.

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

Non-performing loans and real estate owned (“REO”) continued to increase during the quarter ended March 31, 2008, and are expected to increase throughout fiscal 2008. During the three and six months ended March 31, 2008, BankUnited recorded a provision for loan losses of $98 million and $163 million, respectively, reflecting a rising level of non-performing loans, recent experience, and continued difficulty in the housing markets, particularly in regions impacted by housing price decreases. We may record larger provisions for loan losses during the remaining quarters of fiscal 2008, if deemed appropriate.

The disruption in the housing market has also impacted our investments and mortgage backed securities held for sale. Many of BankUnited’s investments are directly or indirectly influenced by the performance of mortgage loans. Similar to the deterioration in loans, assets backed by mortgage loans have exhibited negative performance. As a consequence, certain of BankUnited’s holdings in preferred stock issued by entities active in the mortgage market and debt securities backed by mortgage loans were deemed to be other than temporarily impaired and an impairment charge of $26 million was recorded during the three months ended March 31, 2008. Continued deterioration or adverse performance in the mortgage market may require additional impairment charges in future periods.

The continuing depreciation of housing prices throughout the country, particularly in certain geographic regions, is reflected in the deterioration of our loan portfolio, reduced loan production and the results of operations for the quarter ended March 31, 2008. While BankUnited is not, and has not been, a subprime lender, like other lenders throughout the residential mortgage industry, our asset quality has been negatively affected by market conditions. Additionally, significant deterioration of the bond market and secondary market for residential mortgage loans has put pressure on financial institutions to find alternative sources of liquidity. The resultant competition for retail deposits has kept deposit prices from moving down as much as the reduction in Federal Funds and other market rates. The market dislocations have impacted both sides of our statement of financial condition.

On April 2, 2008, the FHLB of Atlanta notified all of its customers that it will increase the discount it applies to residential first mortgage collateral, effective May 1, 2008. As a result, our collateral requirement has been increased by 20% effectively reducing availability under our line of credit with the FHLB Atlanta. In response to the notification of the new requirement we provided additional collateral to maintain our credit availability. See “Liquidity and Capital Resources for more information.

We have taken the following actions to address the challenges presented by the current residential mortgage crisis:

Repositioning the Company

Our management team is developing a multi-year strategic plan to gradually transition BankUnited to a retail commercial bank with the goal of improving shareholder return while maintaining a well-capitalized model. This program is underway.

We have taken the following steps to implement this plan:

•	We are reducing the size of the balance sheet, thereby bolstering capital ratios;

•	We have significantly downsized the wholesale residential business;

•	We continue to strengthen our risk management programs; and

•	We have launched a major expense reduction program.

Strengthening Capital and Shrinking the Balance Sheet

•

We continue to maintain a strong capital position in excess of regulatory requirements. Core and risk-based capital ratios were 7.8% and 14.6%, respectively, at March 31, 2008, and we plan to maintain capital levels at or above the regulatory well-capitalized level.

•	Additional tangible equity support will be provided by the mandatory conversion of our $184 million HiMEDS equity units to common equity in May 2010 at a minimum price of $23.40 per share.

•

During the quarter, we continued to reduce the size of the balance sheet, thereby bolstering capital ratios. We are shrinking our residential loan balances by lowering production and shifting to originating loans which conform to agency requirements and are thus more saleable. At the same time we will continue to consider other asset and liability management strategies that may be appropriate, including the acquisition of other earning assets. This product mix change supports our decision to shrink the balance sheet so that we relieve pressure on capital and boost capital ratios.

•

On May 6, 2008, we filed a preliminary proxy statement with the SEC asking our shareholders to approve an increase in the authorized number of shares. An increase in the authorized number of shares will provide us with the flexibility to raise capital through a variety of possible transactions.

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

•	We have transitioned to selling more loans into the secondary market rather than retaining the majority for portfolio.

•

We have also significantly altered our residential loan production mix to comprise more than 50% saleable residential mortgage loans, mainly conforming agency, which are sold to FNMA, FHLMC, and other conduits.

•

Going forward, wholesale lending will remain part of our business although in a smaller capacity. Its size and growth will be determined by the profitability models installed in the second quarter of fiscal 2008.

Credit Standards

•

BankUnited’s underwriting standards have been substantially consistent with the inter-agency lending guidelines even before their issuance in September 2006. We are not a subprime lender and we do not make piggyback loans in which a borrower is made a second mortgage simultaneously with a first mortgage. Unlike some lenders in the industry, we have underwritten to the fully indexed rate since April 2008 and followed strict policies for outside appraisals combined with internal appraisal reviews.

•

Reduced documentation loans undergo a reasonableness test on income. At March 31, 2008, except for $126.5 million of community reinvestment act loans and $16 million of other loans, loans originated with loan-to-value ratios (“LTVs”) over 80% required the purchase of mortgage insurance.

•

Several years ago, we began to restrict the number of residential loans for luxury high-rise condominiums, including downtown Miami. Additionally, we have not been involved in any construction lending for high-rise condominiums in downtown Miami.

•

We have been addressing the rise in non-performing assets, and have strengthened our risk management and loss mitigation programs accordingly. We remain focused on managing exposure to the loans that we deem to be most at risk.

Expense-Reduction Program

•	Downsizing the wholesale residential business will have a positive impact on expenses, excluding one-time charges.

•	Expenses related to credit collections and other REO have increased and may continue to increase, thus offsetting expense reductions.

•	The changes we implement as a result of our strategic plan, complemented by the expense reduction programs we have initiated, are expected to have a more tangible effect in future quarters.

The Company is unlikely to receive any material relief from the impact of current market conditions until housing prices have declined to their lowest levels. We anticipate that may happen in the next 18 to 24 months at best. Unlike other asset types, which reprice very quickly, housing prices adjust very slowly. As a result, we believe the anticipated market correction will be slow. Since we anticipate that the market environment will continue to be challenging, we intend to continue concentrating during fiscal 2008 on absorbing the growth of the last two years, achieving efficiencies in all of our business lines and executing expense control measures.

The following tables represent a summary of key performance measures for the three and six months ended March 31, 2008 and 2007:

	For the period ended March 31,		Change
	2008	2007	$	%
	(In thousands, except per share amounts)
Key results of operations measures (for the three months)
Net interest income	$71,764	$82,340	$(10,576)	(12.8)%
Net interest margin	2.05%	2.39%	(.34)%	(14.2)%
Provision for loan losses	$98,000	$4,000	$94,000	2,350.0%
Gain on sale of loans	$2,096	$3,474	$(1,378)	(39.7)%
Net (loss) income	$(65,781)	$24,404	$(90,185)	(369.6)%
Diluted (loss) earnings per share	$(1.88)	$0.64	$(2.52)	(393.75)%
Key results of operations measures (for the six months)
Net interest income	$145,922	$161,135	$(15,213)	(9.4)%
Net interest margin	2.08%	2.37%	(.29)%	(12.2)%
Provision for loan losses	$163,000	$8,000	$155,000	1,937.5%
Gain on sale of loans	$4,365	$9,069	$(4,704)	(51.9)%
Net (loss) income	$(91,285)	$51,772	$(143,057)	(276.3)%
Diluted (loss) earnings per share	$(2.61)	$1.35	$(3.96)	(293.3)%
Key financial condition measures (at period end)
Total assets	$14,344,267	$13,943,375	$400,892	2.9%
Total loan portfolio (1)	$12,532,392	$11,843,920	$688,472	5.8%
Allowance for loan losses	$(202,315)	$(41,827)	$(160,488)	383.7%
Total deposits	$6,935,322	$6,844,135	$91,187	1.3%
Total borrowings	$6,545,780	$6,145,080	$400,700	6.5%
Key asset quality measures
Total non performing loans	$608,546	$70,945	$537,601	757.8%
Non-performing loans as a percentage of total loans held in portfolio	4.86%	.60%	4.26%	710.0%
Total net charge-offs QTD	$13,343	$1,365	$11,978	877.5%
Net annualized QTD charge-offs as a % of QTD average loans (2)	0.42%	0.04%	0.38%	950.0%
Total net charge-offs YTD	$19,308	$2,551	$16,757	656.9%
Net annualized YTD charge-offs as a % of YTD average loans (2)	0.42%	0.04%	0.27%	675.0%
Other key performance measures
Total loan originations QTD	$707,612	$1,030,567	$(322,955)	(31.3)%
Total residential originations QTD (3)	$470,953	$866,491	$(395,538)	(45.6)%
Total conforming loans QTD	$326,580	$56,519	$270,061	477.8%
Total loan originations YTD	$1,393,723	$2,355,646	$(961,923)	(40.8)%
Total residential originations YTD (3)	$978,714	$2,016,619	$(1,037,905)	(51.5)%
Total conforming loans YTD	$667,412	$565,388	$102,024	18.0%

(1)	Including unearned discounts, premiums and deferred loan costs.
(2)	QTD defined as quarter-to-date; YTD defined as year-to-date
(3)	Excluding specialty consumer mortgages originated at the branches. Specialty consumer mortgages are residential mortgage loans that are originated primarily through customer relationships at our neighborhood branch banking offices, compared to those originated through our wholesale residential mortgage loan production offices.

Our net loss for the quarter ended March 31, 2008 was also affected by the reduced profitability for our payment option loans due to reduced demand in the secondary market and further tightening of our credit standards. The crisis in the subprime lending market has generated substantial speculation and concern in the financial markets that the same level of mortgage delinquencies and write-downs of securities will occur with respect to lower documentation loans and payment option loans. While BankUnited has applied many of the principles now required by banking regulators for non-traditional loans such as payment option loans for a period that precedes adoption of the inter-agency guidance, and has historically employed conservative underwriting criteria on lower documentation loans, the generalized concern in the secondary markets has reduced the acceptance for sale of payment option loans. We did not sell any payment option loans into the secondary market in the quarter ended March 31, 2008, compared to $502 million sold during the quarter ended March 31, 2007.

Increased competition in agency-qualified mortgages will potentially reduce profits in this sector. A large number of lenders have pulled out of alternative-documentation (Alt-A) and jumbo lending leaving the majority of their resources focused on producing conforming agency loans that are saleable to FNMA and FHLMC. Alt-A loans are primarily credit-score driven, since the candidates for these loans tend to lack proof of income from traditional employment. Jumbo loans are mortgage loans with loan amounts exceeding the conforming loan limits set by the Office of Federal Housing Enterprise Oversight (OFHEO), and, therefore, not eligible to be purchased, guaranteed or securitized by FNMA or FHLMC. OFHEO sets the conforming loan limit size on an annual basis. Cost management will be critical to remaining competitive and profitable in this space.

Critical Accounting Estimates

Our financial position and results of operations are impacted by management’s application of accounting policies involving judgments made to arrive at the carrying value of certain assets. In implementing our policies, management must make estimates and assumptions about the effect of matters that are inherently less than certain. Actual results could differ significantly from these estimates, which could materially affect the reported amounts of our assets, liabilities, income and expenses. Critical accounting estimates made by management include those that relate to the allowance for loan losses, the carrying amount of investments, mortgage-backed securities available for sale, and stock based compensation.

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

Stock-Based Compensation

Several assumptions are made in the determination of stock-based compensation. BankUnited utilizes the Black—Scholes model to calculate stock-based compensation under SFAS No. 123R. Estimates of expected volatility, expected life of options, applicable risk free interest rate affect the computation of the fair value of options to be expensed. Assumptions are also made as to the expected achievement of performance conditions for performance based stock grants. Estimates of expected forfeiture rates are made for both options and stock grants. For a more detailed discussion of stock based compensation see notes (1) Summary of Significant Accounting Policies and (9) Stock-Based Compensation and Other Benefit Plans to the accompanying Notes to Consolidated Financial Statements.

Accounting Pronouncements Issued and Not Yet Adopted

For information about accounting pronouncements issued but not yet adopted, see the discussion in Note (2) Impact of Certain Accounting Pronouncements to the accompanying Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended March 31, 2008 and 2007

General

BankUnited reported a net loss of $65.8 million for the three months ended March 31, 2008, compared to net income of $24.4 million for the quarter ended March 31, 2007. Basic and diluted (loss) earnings per share were $(1.88) and $(1.88), respectively, for the quarter ended March 31, 2008 as compared to $0.67 and $0.64, respectively, for the same quarter last year.

The following table is a condensed version of BankUnited’s Consolidated Statement of Operations for the periods presented.

	For the three months ended March 31,		Change
	2008	2007	$	%
	(In thousands, except per share amounts)
Net interest income	$71,764	$82,340	$(10,576)	(12.84)%
Provision for loan losses	98,000	4,000	94,000	2,350.0%
Non-interest income	7,473	10,153	(2,680)	(26.40)%
Impairment of securities	(25,677)	—	(25,677)	N.A.
Non-interest expense	57,166	51,326	5,840	11.38%

(Loss) income before taxes	(101,606)	37,167	(138,773)	(373.38)%
(Benefit) provision for income taxes	(35,825)	12,763	(48,588)	(380.69)%

Net (loss) income	$(65,781)	$24,404	$(90,185)	(369.55)%

Basic (loss) earnings per share	$(1.88)	$0.67	$(2.55)	(380.60)%
Diluted (loss) earnings per share	$(1.88)	$0.64	$(2.52)	(393.75)%

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

	For the Three Months Ended March 31,
	2008			2007
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net(1)(2)	$12,594,474	$204,011	6.49%	$11,865,916	$216,240	7.31%
Mortgage-backed securities	811,101	11,228	5.54%	1,106,623	13,337	4.82%
Short-term investments(2)	64,650	499	3.11%	32,609	397	4.94%
Investment securities and FHLB stock	436,385	6,330	5.82%	520,279	7,068	5.48%

Total interest-earning assets	13,906,610	222,068	6.39%	13,525,427	237,042	7.03%

Interest-bearing liabilities:
Transaction and money market	693,895	5,388	3.12%	500,592	4,022	3.26%
Savings	1,486,311	14,009	3.79%	1,420,039	15,922	4.55%
Certificates of deposits	4,483,241	53,700	4.82%	4,349,957	54,397	5.07%
Trust preferred securities and subordinated debentures(4)	237,261	4,257	7.18%	251,529	5,822	9.26%
Senior notes(5)(6)	316,500	4,558	5.76%	120,000	1,070	3.57%
FHLB advances and other borrowings	5,921,464	68,392	4.65%	5,948,716	73,469	5.01%

Total interest-bearing liabilities	$13,138,672	$150,304	4.60%	$12,590,833	$154,702	4.98%

Excess of interest-earning assets over interest-bearing liabilities	$767,938			$934,594

Net interest income		$71,764			$82,340

Interest rate spread			1.79%			2.05%
Effect of non-interest bearing sources			0.26%			0.34%

Net interest margin			2.05%			2.39%

Ratio of interest-earning assets to interest-bearing liabilities	105.84%			107.42%

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

(1)	Includes average balances of loans held for sale of $146.6 million and $218.3 million for the quarters ended March 31, 2008 and 2007, respectively. Interest income arising from loans held for sale is included in interest on loans and fees in BankUnited’s consolidated statement of operations, as well as BankUnited’s calculations of interest rate spread and net interest margin. Also includes average balances of non-accruing loans of $534.2 million and $64.2 million for the quarters ended March 31, 2008 and 2007, respectively.
(2)	Interest on loans receivable includes $37.0 million and $46.0 million for the three months ended March 31, 2008 and 2007, respectively, arising from negative amortization of payment loans.
(3)	Short-term investments include FHLB overnight deposits, federal funds sold, securities purchased under agreements to resell, and certificates of deposit.
(4)	Includes the effect of interest rate caps. See Note (8) Accounting for Derivatives and Hedging Activities to Notes to Consolidated Financial Statements.
(5)	Includes convertible senior notes. Rates on these instruments differ from contractual terms due to the amortization of deferred cost.
(6)	Includes HIMEDS Units senior notes and junior subordinated debentures.

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

	For the Three Month Period Ended March 31, 2008 vs. 2007
	Increase (Decrease) Due to		Total Increase/ (Decrease)
	Changes in Volume	Changes in Rate
	(Dollars in thousands)
Interest income attributable to:
Loans receivable, net (1)	$6,148	$(18,377)	$(12,229)
Mortgage-backed securities	(3,562)	1,453	(2,109)
Short-term investments (2)	394	(292)	102
Investment securities and FHLB stock	(1,020)	282	(738)

Total interest-earning assets	1,960	(16,934)	(14,974)

Interest expense attributable to:
Transaction and money market	1,566	(200)	1,366
Savings	749	(2,661)	(1,912)
Certificates of deposit	1,681	(2,378)	(697)
Trust preferred securities and subordinated debentures (3)	(330)	(1,235)	(1,565)
Senior notes (4)	1,751	1,737	3,488
FHLB advances and other borrowings (3)	(339)	(4,739)	(5,078)

Total interest-bearing liabilities	5,078	(9,476)	(4,398)

Increase (decrease) in net interest income	$(3,118)	$(7,458)	$(10,576)

(1)	Includes interest earned on loans held for sale.
(2)	Short term investments include FHLB overnight deposits, federal funds sold, securities purchased under agreements to resell, and certificates of deposit.
(3)	Includes the effect of interest rate caps. See Note (8) Accounting for Derivatives and Hedging Activities to Notes to Consolidated Financial Statements.
(4)	Includes interest expense on convertible senior notes issued in February and March 2004, and interest expense on senior notes outstanding up until their maturity in February 2034.

Net Interest Income. Net interest income is the most significant component of our revenue. Our ability to grow net interest income is dependent on loan demand and our ability to obtain deposits and borrowings. Movements in interest rates and pricing pressure from competitors can have a significant impact on our balance sheet volume and net interest income. BankUnited manages net interest income through its asset and liability management practices.

Net interest income before provision for loan losses was $71.8 million for the quarter ended March 31, 2008. This represents a decrease of $10.6 million, or 13%, from the $82.3 million reported for the same quarter of fiscal 2007. The net interest margin decreased in the quarter ended March 31, 2008 to 2.05% from 2.39% for the same quarter of fiscal year 2007. The overall yield on interest earning assets decreased by 64 basis points, while the overall rates paid on interest bearing liabilities decreased by 38 basis points, resulting in a decrease in the interest rate spread of 26 basis points for the quarter ended March 31, 2008 as compared to the same quarter of fiscal year 2007. Interest income on loans includes deferred interest on payment option loans where periodic payments do not cover the amount of interest earned contractually and where the uncollected interest is added to the principal balance of the loans. Deferred interest resulting in negative amortization, where the loan balance exceeds the original loan balance, amounted to $354 million at March 31, 2008 compared to $176 million at March 31, 2007.

Declining overall market interest rates (including the Monthly Treasury Average, “MTA”), growth in non-performing loans and increasing liability costs has significantly reduced net interest income and the net interest margin. The MTA index is the twelve-month moving average of the monthly average yield on U.S. Treasury Securities with a constant maturity of one year. Partially offsetting the decrease in net interest margin is the increase in average earning assets at March 31, 2008 by $382.0 million, or 3% compared to the quarter ended March 31, 2007. The increase in average earning assets was centered in higher average loans receivable that represent 91% of earning assets at March 31, 2008 as compared to 88% at March 31, 2007. Based on the previously discussed strategy of reducing significantly our residential mortgage business and the size of our balance sheet, we expect our average earning assets to decrease in the next 12 months.

The net interest margin for the quarter ended March 31, 2008 was 2.05%. The adverse impact on the net interest margin of the carrying costs of non-performing loans was 51 basis points.

The net interest margin fell to 2.05% for the quarter ended March 31, 2008 from 2.39% for the same quarter of fiscal 2007. The change in net interest income, net interest spread and net interest margin was mainly due to the increased cost of interest bearing liabilities, the decrease in the yield on loans and the effect on rates of the lower MTA.

Other factors affecting the yield decrease on assets include prepayment fees that decreased from $6.2 million in the quarter ended March 31, 2007 to $2.2 million in the quarter ended March 31, 2008. Prepayments on residential mortgage loans reduce loan interest income as the net deferred cost amortization is accelerated with the prepayment. For the quarter ended March 31, 2008, the constant prepayment rate (“CPR”) was 10.2% as compared to 15.5% for the quarter ended March 31, 2007. The slower prepayment rate partially offset the decrease in the net interest margin for the year.

Provision for Loan Losses

The provision for loan losses was $98 million for the three months ended March 31, 2008, compared to $4.0 million for the three months ended March 31, 2007 and reflects the amount required to record the allowance for loan losses at an adequate level at March 31, 2008. The provision largely reflected more severe deterioration in the residential housing market, particularly in specific markets in California and Florida. Management continuously updates the assumptions used in the model to incorporate multiple and more precise factors regarding unprecedented consumer behavior, housing price deterioration and increased foreclosures. Total nonperforming assets including loans held for sale were $682 million, or 4.75% of total assets at March 31, 2008 compared to $431 million, or 2.99%, at December 31, 2007 and $431 million, or 2.99%, at December 31, 2007 and $209 million, or 1.39% at September 30, 2007. Payment option loans represented the majority of the increase, amounting to $150 million at September 30, 2007, and $512 million at March 31, 2008. Increases in residential real estate-related nonperforming assets due to the effects of the weakened housing industry, housing price deterioration, and consumer behavior, especially with respect to payment option loans, contributed to the level of provision. See discussion in Overview, Asset Quality and Note (4) Loans Held in Portfolio to the Consolidated Financial Statements for information on BankUnited’s allowance for loan losses.

Non-interest Income

The following table provides a comparison for each of the categories of non-interest income for the quarters ended March 31, 2008 and 2007.

	For the Three Months Ended March 31,
	2008	2007	Change
	(Dollars in thousands)
Non-interest income:
Loan servicing fees	$1,432	$1,782	$(350)	(19.6)%
Amortization of mortgage servicing rights	(1,737)	(811)	(926)	(114.2)
Impairment of mortgage servicing rights	(624)	(133)	(491)	(369.2)
Loan fees	1,395	1,265	130	10.3
Deposit fees	1,719	1,510	209	13.8
Other fees	723	697	26	3.7
Net gain on sale of investments and mortgage-backed securities	341	(566)	907	(160.2)
Other-than-temporary impairment on investment securities	(25,677)	—	(25,677)	(100.0)
Net gain on sale of loans and other assets	2,096	3,474	(1,378)	(39.7)
Insurance and investment services income	1,969	1,320	649	49.2
Loss on swaps	—	(121)	121	100.0
Loss on loans held for sale	(2,017)	—	(2,017)	100.0
Other	2,176	1,736	440	25.3

Total non-interest (loss) income	$(18,204)	$10,153	$(28,357)	(279.3)%

Total non-interest income for the quarter ended March 31, 2008 includes other than temporary impairment charges of $25.6 million. Excluding other than temporary impairment, non-interest income for the three months ended March 31, 2008 was $7.5 million and reflects a decrease of $2.7 million, or 26.4%, from the quarter ended March 31, 2007.

During the quarter ended March 31, 2008, BankUnited recorded other than temporary impairment charges of $25.7 million, including $8.9 million relating to certain preferred stock of U.S. government sponsored entities, $16.2 million relating to certain mortgage backed securities and $350,000 relating to a corporate debt security. Each of these securities has had significant unrealized losses for the past 12 months. Evaluation of these securities in the future and other securities which had temporary declines in value as of March 31, 2008, could lead to a determination that additional other than temporary impairments have occurred.

The preferred stock was written down to market value due to uncertainty of the timing and potential for market recovery of the issuers, which are government sponsored entities. The mortgage backed securities represent five subordinate classes of BankUnited’s 2005 securitization. Based on cash flow projections of the underlying mortgages as of March 31, 2008, and assuming that current loss trends continue, BankUnited estimated that loss projections could completely erode the value of the two most subordinate classes, and significantly erode the next three most subordinate classes. As of March 31, 2008, BankUnited continued to hold securities with an aggregate fair value of $124.0 million and unrealized losses of $33.2 million arising from the 2005 securitization. BankUnited reviewed the projected losses, cash flows, and coverage levels of these securities. Additionally, the length of time these securities have had unrealized losses was considered. Based on the conclusion that cash flows are adequate to fully amortize these securities and BankUnited’s ability and intent to hold them until recovery, which could be maturity, they were not deemed other than temporarily impaired as of March 31, 2008.

Net gain on the sale of loans of $2.1 million for the quarter ended March 31, 2008 represented a $1.4 million decrease from the gain reported for the quarter ended March 31, 2007 and reflected lower volume of origination and sale of loans in secondary market during the quarter ended March 31, 2008. For the three months ended March 31, 2008, we did not sell any option ARM loans compared to $502 million sold for the three months ended March 31, 2007. Reduced demand in the secondary market for these loans late in fiscal 2007 was the primary reason for the decline. However, we continue to originate fixed and adjustable loan products for sale in the secondary market to government sponsored entities and other conduits. During the three months ended March 31, 2008, we sold $143.5 million of conforming agency loans to government sponsored entities compared to $4.7 million for the three months ended March 31, 2007.

Loan servicing fee income, net of amortization and impairment, decreased by $1.8 million for the quarter ended March 31, 2008 from the quarter ended March 31, 2007. Due to an increase in constant prepayment rate speeds in conforming agency loans we recorded an impairment of $624,000 for the three months ended March 31, 2008.

Non-Interest Expense

The following table provides a comparison for each of the categories of non-interest expense for the quarter ended March 31, 2008 and 2007:

	For the Three Months Ended March 31,
	2008	2007	Change
	(Dollars in thousands)
Non-interest expense:
Employee compensation and benefits	$26,857	$26,551	$306	1.2%
Occupancy and equipment	10,502	9,551	951	10.0
Telecommunications and data processing	3,478	2,933	545	18.6
Real estate owned expenses	2,284	14	2,270	16,214.3
Professional fees	2,865	1,842	1,023	55.5
Advertising and promotion expense	1,369	2,243	(874)	(39.0)
Other operating expenses	9,811	8,192	1,619	19.8

Total non-interest expense	$57,166	$51,326	$5,840	11.4%

Non-interest expense increased by $5.8 million, or 11.4%, for the second quarter of fiscal 2008 compared to the same quarter in fiscal 2007. The increase in occupancy and equipment reflects the full impact of the expansion of our branch network during fiscal 2007. The increase in other operating expenses of $5.9 million, or 72%, from the first quarter of fiscal 2007, includes an increase of $519,000 in FDIC premiums and $2.3 million in expenses related to foreclosed real estate expenses and losses on sales of these properties. Given the lower anticipated growth in the number of branches during fiscal 2008, these expenses are expected to continue to increase but at lower rate in the remainder of fiscal 2008.

REO expenses include operating costs, writedowns to fair value subsequent to repossession and gain or loss on the disposition of real estate acquired through foreclosure. These costs have increased due to increased volume of foreclosures and are likely to continue to increase throughout fiscal year 2008 and 2009. REO amounted to $3.1 million, $27.7 million, and $73.4 million at March 31, 2007, September 30, 2007 and March 31, 2008, respectively.

For the Six Months Ended March 31, 2008 Compared to the Same Period in 2007

General

Net loss for the six months ended March 31, 2008 was $91.3 million compared to net income of $51.8 million for the same period last year. Basic and diluted loss were $(2.61) and $(2.61) per share, respectively, for the six-month period, compared to earnings of $1.42 and $1.35 per share, respectively, for the same period last year.

The following table is a condensed version of BankUnited’s Consolidated Statements of Income for the periods presented.

	For the Six Months ended March 31,		Change
	2008	2007	$	%
	(In thousands, except per share amounts)
Net interest income	$145,922	$161,135	$(15,213)	(9.44)%
Provision for loan losses	163,000	8,000	155,000	1937.50%
Non-interest income	(11,586)	21,743	(6,802)	31.3%
Impairment of securities	(26,527)	—	(26,527)	(100.0)%
Non-interest expense	112,189	96,373	15,816	16.41%

Income before taxes	(140,853)	78,505	(219,358)	(279.42)%
Income taxes	(49,568)	26,733	(76,301)	(285.42)%

Net income	$(91,285)	$51,772	$(143,057)	(276.32)%

Basic earnings per share	$(2.61)	$1.42	$(4.03)	(283.80)%
Diluted earnings per share	$(2.61)	$1.35	$(3.96)	(293.33)%

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

	For the Six Months Ended March 31,
	2008			2007
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, net(1)	$12,652,466	$423,910	6.70%	$11,823,646	$428,055	7.24%
Mortgage-backed securities	849,517	22,844	5.38%	1,151,510	27,107	4.71%
Short-term investments(3)	79,762	1,570	3.94%	35,752	928	5.20%
Investment securities and FHLB stock	447,361	12,989	5.81%	541,268	14,781	5.47%

Total interest-earning assets	14,029,106	461,313	6.58%	13,552,176	470,871	6.95%

Interest-bearing liabilities:
Transaction and money market	661,632	11,005	3.33%	470,355	7,312	3.12%
Savings	1,512,216	31,652	4.19%	1,376,919	30,714	4.47%
Certificates of deposits	4,499,529	111,205	4.94%	4,166,779	104,034	5.01%
Trust preferred securities and subordinated debentures	237,261	9,005	7.59%	248,827	10,865	8.73%
Senior notes(4)	316,500	9,132	5.77%	120,000	2,133	3.56%
FHLB advances and other borrowings	5,963,988	143,392	4.81%	6,206,546	154,678	5.00%

Total interest-bearing liabilities	$13,191,126	$315,391	4.78%	$12,589,426	$309,736	4.93%

Excess of interest-earning assets over interest-bearing liabilities	$837,980			$962,750

Net interest income		$145,922			$161,135

Interest rate spread			1.79%			2.02%
Effect of non-interest bearing sources			0.29%			0.35%

Net interest margin			2.08%			2.37%

Ratio of interest-earning assets to interest-bearing liabilities	106.35%			107.65%

Note: The yields and rates along with the corresponding interest rate spread and net interest margin represent the yields earned and rates paid on BankUnited’s interest-earning assets and interest-bearing liabilities, respectively, for the periods presented. The yields are annualized and are not calculated on a tax equivalent basis.

(1)	Includes average balances of loans held for sale of $168.3 million and $242.3 million for the six months ended March 31, 2008 and 2007, respectively. Interest income arising from loans held for sale is included in interest on loans and fees in BankUnited’s consolidated statement of operations as well as BankUnited’s calculations of interest rate spread and net interest margin. Also includes average non-accruing loans of $418.2 million and $49.5 million for the six months ended March 31, 2008 and 2007, respectively.
(2)	Interest on loans receivable includes $83.8 million and $86.7 million for the six months ended March 31, 2008 and 2007, respectively, arising from negative amortization of payment option loans.
(3)	Short-term investments include FHLB overnight deposits, federal funds sold, securities purchased under agreements to resell, and certificates of deposit.
(4)	Rates on these instruments differ from contractual terms due to the amortization of deferred cost.

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

	For the Six Month Period Ended March 31, 2008 vs. 2007
	Increase (Decrease) Due to		Total Increase/ (Decrease)
	Changes in Volume	Changes in Rate
	(Dollars in thousands)
Interest income attributable to:
Loans, net (1)	$18,701	$(22,846)	$(4,145)
Mortgage-backed securities	(7,109)	2,846	(4,263)
Short-term investments (2)	1,145	(503)	642
Investment securities and FHLB stock	(2,306)	514	(1,792)

Total interest-earning assets	10,431	(19,989)	(9,558)

Interest expense attributable to:
Transaction and money market	2,982	711	3,693
Savings	3,026	(2,088)	938
Certificates of deposit	8,331	(1,160)	7,171
Trust Preferred Securities and subordinated debentures	(505)	(1,355)	(1,860)
Senior notes (3)	3,493	3,506	6,999
FHLB advances and other borrowings	(6,062)	(5,224)	(11,286)

Total interest-bearing liabilities	11,265	(5,610)	5,655

Increase (decrease) in net interest income	$(834)	$(14,379)	$(15,213)

(1)	Includes interest earned on loans held for sale.
(2)	Short-term investments include FHLB overnight deposits, federal funds sold, securities purchased under agreements to resell, and certificates of deposit.
(3)	Rates on these instruments differ from contractual terms due to the amortization of deferred cost.

Net Interest Income . Net interest income before provision for loan losses was $145.9 million for the six months ended March 31, 2008, decreasing by $15 million, or 9%, from $161.1 million for the same period in 2007. The net interest margin decreased to 2.08% for the period, from 2.37% for the same fiscal period in fiscal 2007. The overall yield on interest earning assets decreased by 37 basis points, while the overall rates paid on interest bearing liabilities decreased by 15 basis points, resulting in a decrease in the interest rate spread of 52 basis points for the six months ended March 31, 2008 compared to the same period in fiscal 2007.

The decrease in net interest income is attributable primarily to the lower yield on interest earning assets. This decrease was affected further by an increase in average nonaccrual loans of $369 million. Average earning assets for the six-month period increased by $477 million, or 4%, from the same period of fiscal 2007. Growth was centered in loans, which are the highest-yielding earning assets. Average loans represented 90% of earning assets for the six months ended March 31, 2008 as compared to 87% in the same period in fiscal 2007.

Interest income attributable to loans receivable for the six months ended March 31, 2008 decreased $4 million compared to the same period in fiscal 2007. Of the $424 million interest income attributable to loans receivable for the six months ended March 31, 2008, $83 million was derived from deferred interest.

Of the $428 million interest income attributable to loans receivable for the six months ended March 31, 2007, $87 million was derived from deferred interest.

The net interest margin fell to 2.08% for the six months ended March 31, 2008 from 2.37% for the same period in fiscal 2007. Declining overall market rates and growth in non-performing loans resulted in a 9% decrease in net interest income. The yield on loans declined by 54 basis points, and was the most significant contributing factor to the decline in net interest income. Higher average earning assets in 2008 compared to 2007, and lower utilization of FHLB advances, partly off set the decline in interest income from loans. The adverse impact on the net interest margin of the carrying costs of nonaccrual loans was 42 basis points.

Factors affecting the yield improvement on assets included prepayment fees on loans that decreased to $5.1 million for the six-month period ended March 31, 2008 from $12.1 million for the six-month period ended March 31, 2007. Prepayments on residential mortgage loans reduce loan interest income as the net deferred cost amortization is accelerated with the prepayment. For the six months ended March 31, 2008, the CPR was 10.2% as compared to 15.5% for the six months ended March 31, 2007.

Provision for Loan Losses. BankUnited records a provision for loan losses as a charge to income in amounts necessary to adjust the allowance for loan losses as determined by management through its review of asset quality. The provision for loan losses was $163 million and $8.0 million for the six-month periods ended March 31, 2008 and 2007, respectively. Total non-performing loans, including loans held for sale were $682 million at March 31, 2008, compared to $209 million at September 30, 2007. Payment option non-performing loans increased from $150 million at September 30, 2007 to $512 million at March 31, 2008. Severe deterioration in the residential housing markets over the past four quarters, particularly in Florida and California, have resulted in higher foreclosures and housing price declines. See Asset Quality for information on BankUnited’s allowance for loan losses.

Analysis of Non-Interest Income and Expenses

	For the Six Months Ended March 31,		Increase/ (Decrease)
	2008	2007
	(Dollars in thousands)
Non-interest income:
Loan servicing fees	$2,840	$3,729	$(889)	(23.8)%
Amortization of mortgage servicing rights	(2,585)	(1,668)	(917)	(55.0)
Impairment of mortgage servicing rights	(3,258)	(965)	(2,293)	(237.6)
Loan fees	2,433	2,339	94	4.0
Deposit fees	3,316	2,984	332	11.1
Other fees	1,386	1,369	17	1.2
Net loss on sale of investments and mortgage-backed securities	342	(524)	866	(165.3)
Other-than-temporary impairment on investment securities	(26,527)	—	(26,527)	N.A.
Net gain on sale of loans and other assets	4,365	9,069	(4,704)	(51.9)
Insurance and investment services income	3,394	2,272	1,122	49.4
Losses on swaps	—	(318)	318	100.0
Losses on loans held for sale	(2,017)	—	(2,017)	(100.0)
Other	4,725	3,456	1,269	36.7

Total non-interest income	$(11,586)	$21,743	$(33,329)	(153.3)%

Total non-interest income for the six-month period ended March 31, 2008, includes other than temporary impairment charges of $26.5 million. Excluding other than temporary impairment, non-interest income for the six-months ended March 31, 2008 was $14.9 million and reflects a decrease of $6.8 million or 31.3% from the same period in fiscal 2007.

BankUnited’s portfolio of residential loans serviced for others was $1.8 billion as of March 31, 2008 compared to $1.5 billion as of March 31, 2007. Servicing fee income net of amortization and impairment was a net loss of $3.0 million for the six-month period ended March 31, 2008, and $1.1 million for the six-month period ended March 31, 2007.

Loan fees, deposit fees and other fees were $7.1 million for the six-month period ended March 31, 2008, up 6% from $6.7 million for the same period in fiscal 2007.

Net gain on the sale of loans, was $4.4 million for the six months ended March 31, 2008 compared to $9.1 million for the six months ended March 31, 2007, reflecting the decline in loan originations and sales. BankUnited sold $658 million of residential loans during the six months ended March 31, 2008, compared to $905 million during the six months ended March 31, 2007.

	For the Six Months Ended March 31,		Increase
	2008	2007
	(Dollars in thousands)
Non-interest expense:
Employee compensation and benefits	$54,418	$50,837	$3,581	7.0%
Occupancy and equipment	20,973	18,107	2,866	15.8
Telecommunications and data processing	6,815	5,764	1,051	18.2
Real estate owned expenses	3,436	64	3,372	5,268.8
Advertising and promotion expense	3,033	4,018	(985)	(24.5)
Professional fees- legal and accounting	6,380	3,459	2,921	84.4
Other operating expenses	17,134	14,124	3,010	21.3

Total non-interest expense	$112,189	$96,373	$15,816	16.4%

Non-interest expense increased by $15.8 million, or 16.4%, for the six months ended March 31, 2008, compared to the same period in fiscal 2007. This increase reflects the company’s continued expansion of its branch network and operations support. The branch network grew to 86 branches at March 31, 2008, from 80 branches at March 31, 2007 and 71 at March 31, 2006. This branch expansion resulted in increases in compensation expense, as well as occupancy expense.

REO expenses include operating costs, writedowns to fair value subsequent to repossession and gain or loss on the disposition of real estate required through foreclosure. These costs have increased due to increased volume of foreclosures, and are likely to continue to increase throughout fiscal year 2008 and 2009. REO amounted to $3.1 million, $27.7 million, and $73.4 million at March 31, 2007, September 30, 2007, and March 31, 2008, respectively.

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

Rapid balance sheet growth over the last several years required sufficient access to wholesale funding. Approximately 50% of funding needs were generally met with retail deposits and the other half was obtained through borrowings from the Federal Home Loan Bank of Atlanta (FHLB) and through repurchase agreements. Because the FHLB will lend BankUnited up to 50% of total assets, the Company would from time to time increase its cash position by drawing on funds from the FHLB and use this excess cash to fund asset growth in subsequent weeks. In an environment where assets were growing rapidly and consistently, building a cash position to fund future growth maximized borrowing capacity at the FHLB and therefore helped to sustain sources of liquidity as well as fund assets. As excess capital was used to fund assets, this position would decline until the Company again increased its cash position from FHLB funds. This replenishment usually occurred near the end of each quarter based on an assessment of the Company’s needs for the coming quarter.

As of March 31, 2008, BankUnited had available borrowing capacity of $1.136 billion at the FHLB, compared to $850 million as of December 31, 2007. Borrowing capacity is based on total assets at the prior quarter end as well as the amount of pledged collateral adjusted by a discount percentage. The increase at March 31, 2008 reflects the impact of the increase in total assets applicable to the March 31, 2008 capacity (the prior quarter ended December 31, 2007). As of March 31, 2008, BankUnited had pledged eligible real estate loans totaling $7.2 billion as collateral for borrowing from the FHLB.

On April 2, 2008, the FHLB notified all of its customers that it would increase the discount it applies to residential first mortgage collateral, effective May 1, 2008. Simultaneously, we were notified that the FHLB’s internal “matrix category” of the Company’s risk had been re-evaluated. This resulted in an increase of 13 percentage points to the discount of 20% applied to our underlying pledged collateral. This resulted in a 20% increase in the pledging requirements in response to the notification of the new requirement, the Company pledged additional collateral against which it could borrow. As of May 2, 2008, pledged collateral was $9.2 billion and available capacity for additional advances from the FHLB after these changes was approximately $357 million.

Borrowing capacity at the FHLB reflects whole loans and mortgage backed securities that as of March 31, 2008 and May 2, 2008 were pledged to the FHLB. Delinquent loans are not eligible to serve as collateral for FHLB advances and further increases in required collateral have an adverse impact on borrowing capacity. In the next 12 months, growing credit concerns in the U.S. financial markets could result in further changes to the funding availability for BankUnited at the FHLB. Simultaneously, access to credit lines through securities sold under repurchase agreements could be reduced as well. Should borrowing capacity at the FHLB be reduced, the Company would expect to increase its relative reliance on deposits. The Company may deposit raise rates and increase retail balances, as necessary or appropriate although at some cost to the Company’s net interest margin.

In addition to the borrowing line available at the FHLB, BankUnited has additional borrowing capacity through securities sold under repurchase agreements with various parties which were $135 million as of March 31, 2008. Short-term borrowing facilities are also available through Federal funds purchased from other financial institutions.

From time to time, we utilize our access to capital markets to raise capital through equity offerings. We have also utilized trust preferred and subordinated debt issuances to provide a source of capital for the Bank.

As it became clear last fall that credit and liquidity markets were undergoing substantial changes, the Company strategically reduced its expectations for balance sheet growth. This change in outlook curtailed the need for additional wholesale borrowing. As such, there was no longer a need to build excess cash positions as before. Additionally, as the depths of the liquidity crisis became apparent, the Company recognized that, although retail deposits were increasingly expensive, prudent liquidity management warranted an increased reliance on retail deposit balances.

In managing liquidity and seeking to increase earnings, the Company has intentionally allowed some high cost non-core deposit balances to run off of the balance sheet. Competition in our deposit markets has been significant as a number of large banking companies have continued to grow their balance sheets. This incremental growth has been largely funded with retail deposits. The result of this growth has been deposit costs that are higher than wholesale funding rates by as much as 100 basis points. By focusing on multi-service clients, and true core relationships, the Company has been able to retain sufficient deposit balances at yields closer to wholesale funding rates.

BankUnited believes that current borrowing capacity at the FHLB, under repurchase agreements, and through Federal funds purchased is sufficient to meet anticipated funding needs. If that capacity is reduced, this would leave retail deposits as the primary source of funding. Given the relative cost of these funds, liability costs could increase substantially.

Significant sources and uses of funds

BankUnited’s assets decreased by $702 million in the six months ended March 31, 2008, from September 30, 2007, mainly due to a decrease in cash and cash equivalents of $351 million, decrease in investment securities available for sale of $167 million and a decrease in total loans (loan portfolio and loans held for sale) of $70 million. The decrease in assets was offset by a combined decrease in borrowings of $543 million and increase of deposits of $50 million.

BankUnited’s assets grew by $372 million during the six months ended March 31, 2008, from September 30, 2007, primarily through loan growth of $407 million after. BankUnited funded its asset and loan growth through deposit growth of $770 million. FHLB advances increased by $290 million while other borrowings declined by $704 million.

FINANCIAL CONDITION

Assets

Loans.

Total net portfolio loans comprise the major earning asset of the Bank and decreased to $12.3 billion at March 31, 2008 from $12.6 billion at September 30, 2007. Loans are centered in first mortgage residential loans, including specialty consumer mortgages, that amounted to $10.5 billion and represented 85% of the net loan portfolio at March 31, 2008, a decrease of $289 million, or 2.8%, from September 30, 2007.

Commercial real estate loans, including multi-family, construction, and land loans, increased by $72 million, or 7.0% during the six months ended March, 31, 2008. Commercial loans increased by $12 million, or 6.5%, and home equity loans and lines of credit increased by $51 million, or 12.7% during the second quarter of fiscal 2008. Other consumer loans decreased by $1.4 million, or 8.3%, during the second quarter of fiscal 2008.

BankUnited is transitioning to selling more loans into the secondary market rather than maintaining the majority for the portfolio. Our current originations conform to the guidelines and terms of various FNMA and FHLMC programs to make them eligible for sale to these entities. These sales include both fixed rate loans and ARM loans without payment options. We have not sold payment-option ARMs in the secondary market since March 2007.

During the first quarter of the 2008 fiscal year, we shifted the focus of our residential loan originations to a Select-My-Payment product. This represented a change from the previous three years when we focused primarily on producing monthly payment option ARM loan product that adjusts interest rates on a monthly basis, maintains a fixed minimum payment for a year and limits annual minimum required payment increases. Our Select-My-Payment product is available with a fixed interest rate for a period of either three or five years and then becomes an adjustable rate loan. This is a payment option product. This loan generally requires a minimum cash payment of approximately 3% to 4% in interest per month.

During the fourth quarter of fiscal 2007, in light of certain liquidity and credit events in the financial markets, we elected to limit the growth, and possibly decrease the size of our residential loan balances. Accordingly, we further refined our production mix to originate a higher proportion of saleable product, particularly to FNMA and FHLMC, as well as other conduits. Concurrently, we limited the origination of the Select-My-Payment product.

Total originations of residential loans, including our specialty consumer mortgage product, totaled $550 million for the second quarter of fiscal 2008, down from $893 million, or 38%, from the second quarter of fiscal 2007.

Originations of conforming agency loans totaled $327 million for the second quarter of fiscal 2008, up from $57 million for the second quarter of fiscal 2007, representing 69% and 6%, respectively, of all residential loan originations.

Originations of Select-My-Payment loans totaled $48.6 million for the second quarter of fiscal 2008, down from $121.4 million for the second quarter of fiscal 2007, representing 8.8% and 13.6%, respectively, of all residential loan originations.

Originations of monthly payment option ARM loans totaled $1.8 million for the second quarter of fiscal 2008, down from $637.5 million for the second quarter of fiscal 2007, representing 0.3% and 71.4%, respectively, of all residential loan originations.

Total residential loans

Significant characteristics of our total residential loans at March 31, 2008 included:

•	The average outstanding balance of a one-to-four family residential loan was $292,000.

•

Forty-three percent of our one-to four family residential loans were underwritten based on borrower stated income and asset verification and an additional 9% were underwritten with no verification of either borrower income or assets. While these loans generally represent more risk than full documentation products, we seek to mitigate that risk by requiring higher credit scores, lower LTVs, lower-debt-to-income ratios and additional employment/business information.

•	Sixty-one percent of our one-to-four family residential portfolio was concentrated in loans secured by properties located in the state of Florida.

•	The weighted-average LTV using current balance of the residential loan portfolio and appraised value at the time of origination was 75.2% after adjusting for MI coverage.

•	The average borrower FICO credit score at time of origination was 709.

Residential payment option loans

Significant characteristics of the payment option portfolio as of March 31, 2008 were as follows:

•	Payment option loans represented 59% of total loans (including loans held for sale and excluding unearned premiums, discounts and deferred loan costs and allowance for loan losses).

•	$7 billion, or 89%, of the $7.4 billion in payment option loans had negative amortization of $354 million. This amount represented 4.8% of the total payment option loans outstanding.

•	The weighted average loan-to-value ratio (“LTV”) using current balance of the payment option portfolio and valuation of origination was 77.1% after adjusting for mortgage insurance (“MI”) coverage.

•	The average outstanding balance of a payment option loan in the portfolio was $327,000.

•	The average borrower credit score and appraised value at the time of origination was 708.

Starting in February 2008, we commenced a program for identifying and reviewing loans expected to reach 115% of their original loan balance within the succeeding two quarters. These loans are evaluated by assessing credit reports to identify increases in late payments and incoming credit applications; reviewing current credit scores versus the score reported at origination; reviewing any change in employment status; and obtaining Automated Valuation Models (AVM). Automated Valuation Models are obtained on the collateral and credit scores of the borrowers are evaluated for changes since the loan’s origination. This analysis is primarily done to develop loss mitigation strategies.

Contractual terms of our payment option loans limit the amount that the loan balance may increase to 115% of the original balance. At the earlier of five years or upon reaching the maximum level of negative amortization, the loan is required to be repaid on a fully amortizing basis over the remaining term. At March 31, 2008, 76% of our borrowers were electing a minimum payment option that generates negative amortization. As of March 31, 2008, payment option loans which had been recast are set forth below:

Period	115% Cap		Five-Year Limit		Totals
($ in thousands)	#	$	#	$	#	$
Prior to October 1, 2007	—	—	86	$28,121	86	$28,121
Quarter ended December 31, 2007	4	$1,699	15	4,003	19	5,702
Quarter ended March 31, 2008	41	13,580	18	4,010	59	17,590

Totals	45	$15,279	119	$36,134	164	$51,413

Based upon the original appraisal none of the loans listed above had LTVs of 100% or more when reamortized at 115% of the original loan balance. Loans that reach 115% of the original balance have a contractual reset as set forth in the original documents. Such loans are not considered refinancings and are not re-evaluated under current underwriting standards. We believe that the limited number of loans that have reached the 115% level has not been sufficient to establish any clear trends. As of March 31, 2008, 40 of the 45 loans recast as a result of reaching 115% of the original balance, representing 88% of the total amount outstanding, were current.

Loans that have recast as a result of reaching five years also do not exhibit any significant trends. Of the 119 total loans, 112, representing 84% of the total amount outstanding, were current as of March 31, 2008.

As of March 31, 2008, BankUnited estimates that payment option loans will reset based on reaching 115% of the original loan balance or reaching its fifth year anniversary as set forth below (amounts in millions):

Period	Amount
Three months ending June 30, 2008	$31.0
Three months ending September 30, 2008	$59.8
Year ending September 30, 2009	$908.0
Year ending September 30, 2010	$2,460.0

These estimates assume that monthly payments continue at the average payment amount over the life of the loan since inception, and that the MTA index continues to decline.

The minimum time period over which a payment option loan can reach the 115% cap can vary significantly based on customer behavior and the level of interest rates. The Company estimates that a payment option loan (i) originated in January 2006, (ii) reflecting minimum payments by the borrower each month, and (iii) carrying interest rates equal to actual historical fully-indexed rates through March 31, 2008, and projected rates based on management’s forecast of the MTA rates subsequent to March 31, 2008, would not reach the 115% cap prior to the end of five years from the date of inception and thus would be recast in January 2011. Keeping all other assumptions constant, except that the interest rate is assumed to increase to the highest historical rate during the period from January 2006 to March 31, 2008, and then remain at that level, the same loan is estimated to reach the 115% cap approximately in 33 months after inception.

The Company’s policy is to obtain mortgage insurance on all loans originated with an LTV greater than 80% at origination. The mortgage insurance coverage is loan-specific. BankUnited does not have mortgage insurance on posted loan basis. Mortgage insurance is obtained for a fixed percentage of each insured loan, including any increase in the loan due to negative amortization. This practice, in combination with a maximum balance of 115% of the original loan amount, is intended to reduce the likelihood of a loan reaching an LTV greater than 100% using the original appraisal. Loans that are fully recast when they reach 115% of the original loan balance retain mortgage insurance coverage, if they were originated with mortgage insurance. For each loan with mortgage insurance, the mortgage insurance policy covers a predetermined percentage (generally ranging from 12% to 35%) of the outstanding balance. The percentage of the outstanding balance of the recast loan that is covered is unchanged from the percentage covered at origination, although the dollar amount of the loan not covered by mortgage insurance may increase proportionately as a result of the higher loan balance. Since April 2006 the increase in the loan balance that may not be covered by mortgage insurance due to negative amortization is considered in the original underwriting which anticipates that borrowers will elect minimum payments and that negative amortization will occur.

The various risks of our loan portfolio are mitigated by our underwriting requirements, which include credit qualifications and LTV ratios directly correlated to potential risk. In almost all circumstances, loans originated with LTV ratios greater than 80% require the purchase of mortgage insurance. The following table sets forth the credit scores of our one-to-four family residential portfolio at March 31, 2008:

CREDIT SCORES	2008
Below 620	0.57%
620 to 639	2.60
640 to 659	8.25
660 to 709	43.31
710 to 759	30.54
760 or Greater	14.73

Total	100.00%

The following table provides details of our one-to-four family residential loans by documentation type at March 31, 2008 ($ in thousands):

Attribute	FULL DOCUMENTATION EMPLOYMENT VERIFIED (2)	STATED INCOME / VERIFIED ASSETS EMPLOYMENT VERIFIED (2)	REDUCED DOCUMENTATION EMPLOYMENT VERIFIED (2)	NO DOCUMENTATION	Total
Total Portfolio(1)	$1,696,877	$4,222,552	$2,966,108	$884,828	$9,770,365
Percentage of Total Portfolio	17.4%	43.2%	30.4%	9.1%	100%
Weighted Average Credit Score of the Document Type	703	709	707	719	709
Percentage of the Document Type with Mortgage Insurance (MI)	9.6%	19.6%	26.2%	9.5%	19%
Weighted Average LTV Document Type (Before MI Adjustment and using current balance)	77.1%	80.1%	80.5%	77.2%	79.4%
Weighted Average LTV Document Type (After MI Adjustment and using current balance)	74.9%	75.6%	74.7%	75.2%	75.2%

One-to-four family residential loans

(1)	Total one-to-four family residential loans balance excludes unearned premiums and discounts, deferred loan costs, specialty consumer mortgages, loans held for sale and the allocation of loans in process.
(2)	For these loans, employment is verified and an assessment is made of the reasonableness of the level of income noted for the type of position verified.

The following table provides details of our one-to-four family residential payment option portfolio by documentation type at March 31, 2008 ($ in thousands);

Attribute	FULL DOCUMENTATION EMPLOYMENT VERIFIED (2)	STATED INCOME / VERIFIED ASSETS EMPLOYMENT VERIFIED (2)	REDUCED DOCUMENTATION EMPLOYMENT VERIFIED (2)	NO DOCUMENTATION	Total
Total Portfolio(1)	$912,637	$3,348,119	$2,966,108	$2,293,330	$7,334,804
Percentage of Total Portfolio	12.4%	45.6%	30.4%	31.3%	100%
Weighted Average Credit Score of the Document Type(3)	699	708	707	706	708
Percentage of the Document Type with Mortgage Insurance	14.4%	22.6%	26.2%	31.6%	23.1%
Weighted Average LTV Document Type (Before MI Adjustment and using current balance)(3)	81.7%	82.6%	80.5%	83.5%	82.2%
Weighted Average LTV Document Type (After MI Adjustment and using current balance)(3)	78.4%	77.4%	74.7%	76.5%	77.1%

Payment option portfolio

(1)	Total payment option portfolio balance excludes unearned premiums and discounts, deferred loan costs, specialty consumer mortgages, loans held for sale and the allocation of loans in process.
(2)	For these loans, employment is verified and an assessment is made of the reasonableness of the level of income noted for the type of position verified.
(3)	Credit score and LTV are at loan origination.

The following table provides details of our one-to-four family residential loans (excluding unearned premiums and discounts, deferred loan costs, specialty consumer mortgages, loans held for sale and the allocation of loans in process) by calendar year originated, as of March 31, 2008:

Vintage	Percent of Portfolio
2008	1.3%
2007	21.3%
2006	36.1%
2005	22.1%
2004	10.6%
2003 or prior	8.6%

The following table provides details of one-to-four family residential loans by state (excluding unearned premiums and discounts, and deferred loan costs) including both portfolio loans and loans held for sale:

One-to-four family residential loans by state	As of March 31, 2008		As of September 30, 2007
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in millions)
Florida (1)	$5,908	55.09%	$6,033	55.50%
California	881	8.22	872	8.02
Arizona	668	6.23	668	6.15
Illinois	602	5.61	626	5.76
New Jersey	549	5.12	553	5.09
Virginia	466	4.35	475	4.37
Other (states with less than 4%)	1,650	15.38	1,642	15.11

Total one-to-four family residential loans	$10,724	100.00%	$10,869	100.00%

(1)	As of March 31, 2008, 55% of the collateral for Florida residential loans was located in the three southeastern counties of Miami-Dade, Broward and Palm Beach.

Total loans

The following table provides details of total loans by state (excluding unearned premiums and discounts, and deferred loan costs by state) including both portfolio loans and loans held for sale. Non-residential loans are originated from the Florida lending offices.

Total loans by state	As of March 31, 2008		As of September 30, 2007
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in millions)
Florida	$7,660	61.33%	$7,710	61.39%
California	881	7.06	872	6.94
Arizona	668	5.35	668	5.32
Illinois	602	4.82	626	4.98
New Jersey	549	4.40	553	4.40
Virginia	466	3.73	475	3.78
Other (states with less than 3.5%)	1,663	13.31	1,656	13.19

Total loans	$12,489	100.00%	$12,560	100.00%

As of March 31, 2008, approximately $12.1 billion, or 98.1%, of loans excluding unearned premiums, discounts, deferred loan costs and allowance for loan losses, including loans held for sale, were secured by real property. Loans secured by properties in Florida were $7.7 billion, or 61.3% of all secured loans as of March 31, 2008, compared to $7.5 billion, or 59.8%, as of September 30, 2007. Due to this concentration, regional economic circumstances in Florida could affect the level of our non-performing loans. As of March 31, 2008, no other state represented more than 8% of our loan portfolio secured by real estate.

As of March 31, 2008 and September 30, 2007, approximately $1.4 billion, or 11%, and $1.5 billion, or 12%, respectively, of our loan portfolio consisted of first mortgage loans to non-resident aliens, all of which were secured by domestic property. The majority of these loans were secured by single-family residences located in Florida. Loans to non-resident aliens may involve a greater degree of risk than single-family residential mortgage loans to resident borrowers. The ability to obtain access to the borrower is more limited for non-resident aliens, as is the ability to attach or verify assets located in foreign countries. We have attempted to minimize these risks through our underwriting standards for such loans, including generally requiring lower LTV ratios and qualification based on verifiable assets located in the United States.

Liabilities

Deposits

Deposits decreased from $7.09 billion at September 30, 2007 to $6.94 billion at March 31, 2008 and funded 48% of BankUnited’s total assets at March 31, 2008. The net decrease in deposits occurred in interest bearing deposits that decreased by $148 million. Core deposits, defined as checking, money market, and saving deposits, as well as time deposits of $100 thousand and less, decreased from $5.09 billion at September 30, 2007 to $5.05 billion as of March 31, 2008, and represented 73% of total deposits.

FHLB advances

FHLB advances decreased by $0.4 billion from $6.2 billion at September 30, 2007 to $5.9 billion at March 31, 2008 and funded 41% of our total assets at March 31, 2008. The maturity of advances is managed by BankUnited as part of our asset and liability management process.

Securities sold under agreements to repurchase.

Securities sold under agreements to repurchase (repos) decreased from $143 million at September 30, 2007 to $123 million at March 31, 2008.

ASSET QUALITY

Commencing in fiscal 2007, as housing values continued to significantly decrease, BankUnited has continuously tightened its credit guidelines on programs and products offered by the Company. BankUnited has raised minimum credit scores and lowered LTVs for all collateral occupancy types. The Company raised payment rates on all option ARM loans. Also, during the second quarter of 2008, BankUnited ceased originating stated income, reduced documentation or no documentation loans. Additionally, non-owner occupied properties are no longer eligible collateral for new loans.

Non-Performing Assets

Non-performing loans consist of (i) non-accrual loans; (ii) accruing loans more than 90 days contractually past due as to interest or principal; and (iii) loans that have been restructured because of deterioration in the financial condition of the borrower. In accordance with Office of Thrift Supervision (“OTS”) guidelines we place residential loans on non-accrual status when four payments have been missed . When a loan is placed on non-accrual status, we reverse all accrued and uncollected interest since the last payment received from the borrower. This policy is applicable for all residential mortgage loans, including payment option ARM loans. For payment option ARM loans, reversal of interest represents the amount of interest accrued since the last payment. In accordance with the loan agreements, interest not paid due to a borrower’s election to pay an amount less than a fully amortizing amount becomes part of the principal balance and is subsequently not subject to reversal. This election can only be made when the loan is current.

At March 31, 2008, non-performing assets totaled $682.0 million, as compared to $208.6 million at September 30, 2007. Expressed as a percentage of total assets, non-performing assets were 4.75% as of March 31, 2008 as compared to 1.39% as of September 30, 2007. Non-performing payment option loans increased from $149.7 million at September 30, 2007 to $512.3 million at March 31, 2008, representing 85% of the total increase in non-performing loans. The increase in the level of non-performing assets is impacted by the downturn in economic conditions and housing markets, particularly in certain geographic areas that have suffered price decreases. The overall level of non-performing assets is expected to continue increasing during fiscal 2008. See Allowance for Loan Losses for additional discussion of non-performing assets and the Company’s allowance policy.

As part of our analysis of the residential loan portfolio, management reviews and analyzes the rate of occurrence of the following eight characteristics in the non-performing loan portfolio in relation to these occurrences in the performing portfolio as of the end of each quarter.

These characteristics are:

Product	Collateral Type
Vintage (year of origination)	Collateral Usage (e.g., primary residence)
Geography	Documentation Type
Credit Score	Loan to value (LTV) ratio

Significant differences between non-performing loans and performing loans as of March 31, 2008 occur in three of these characteristics:

•	The occurrence of payment option loans in the non-performing loan category at March 31, 2008 was 89% while the occurrence of payment option loans in the total residential loan portfolio was 69%.

•

Loans with LTVs over 80% at origination were present in the non-performing portfolio at the rate of 39% while comprising 19% of the residential loan portfolio. The Company requires mortgage insurance for all loans originated with an LTV over 80%, thereby mitigating a portion of the loss exposure on these loans.

•	Loans originated in 2006 represented 58% of the loans in the non-performing category and comprised 36% of the residential portfolio.

These non-performing loans, particularly those originated in 2006, were originated during a period of relatively high housing values. As the nation continues to experience the current economic downturn, the housing industry is expected to continue experiencing downward pressure on home prices and possible increases in unemployment, causing financial stress on borrowers. While it is not possible to predict the levels and timing of future increases in non-performing loans with certainty, this asset deterioration is expected to continue through fiscal 2008.

Our analysis suggests that the increased level of non-performing loans has not occurred as a result of a particular event but has stemmed from declines in housing prices coupled with the financial over-extension of borrowers.

The following table sets forth information concerning our non-performing assets at the dates indicated:

	March 31, 2008	September 30, 2007
	(Dollars in thousands)
Non-accrual loans:
One-to-four family residential:
Payment option	$512,313	$149,749
Non-payment option	62,049	22,894

Total one-to-four family	574,362	172,643
Home equity loans and lines of credit	6,011	2,251
Multi-family	—	—
Commercial real estate	27,637	5,593
Construction	—	—
Land	—	—
Commercial	236	232
Consumer	9	91

Total non-accrual loans	608,255	180,810
Accruing loans more than 90 days past due as to interest or principal	271	23

Total non-performing loans	608,526	180,833
Repossessed assets other than REO	8	51
Real estate owned(1)	73,428	27,681

Total non-performing assets	$681,962	$208,565

Allowance for loan losses	$202,315	$58,623

Non-performing assets as a percentage of total assets	4.75%	1.39%
Non-performing loans as a percentage of total loans held in portfolio	4.86%	1.43%
Allowance for loan losses as a percentage of total loans held in portfolio	1.61%	0.46%
Allowance for loan losses as a percentage of non-performing loans	33.25%	32.42%
Net charge-offs as a percentage of average total loans (annualized)	0.42%	0.08%

(1)	We are not aware of any significant liability or contingent liability related to REO or loans that may be foreclosed.

The following table presents the changes in our non-performing loans during the first six months of fiscal 2008:

	Total Loans
	Dollar Amount	Number of Loans
	(Dollars in thousands)
Non-performing loans at September 30, 2007	$180,833	588
Loans placed on non-accrual status	568,688	1,755
Loans past due 90 days and still accruing	449	4
Loans past due 90 days and still accruing and transferred to non-accrual	(178)	(3)
Foreclosed loans transferred to REO	(79,137)	(229)
Loan amounts charged off	(5,794)	(68)
Loans returned to accrual status or paid in full	(56,315)	(213)

Non-performing loans at March 31, 2008	$608,546	1,834

The following tables present one-to-four family residential non-performing loans by documentation type as of March 31, 2008 and September 30, 2007:

(Dollars in Thousands)

	FULL DOCUMENTATION EMPLOYMENT VERIFIED (2)	STATED INCOME/ VERIFIED ASSETS EMPLOYMENT VERIFIED (2)	REDUCED DOCUMENTATION EMPLOYMENT VERIFIED (2)	NO DOCUMENTATION	Total

ONE-TO-FOUR FAMILY RESIDENTIAL LOANS

As of March 31, 2008
Total Portfolio(1)	$1,696,877	$4,222,552	$2,966,108	$884,828	$9,770,365
Percentage of Total Portfolio	17.4%	43.2%	30.4%	9.0%	100%
Non-Performing Loans	$54,581	$255,056	$207,812	$49,628	$567,077
Percentage of Non-Performing Loans	9.6%	45%	36.6%	8.8%	100%
Non-Performing Loans as a Percentage of Total Portfolio	0.56%	2.61%	2.13%	0.51%	5.81%

Total Payment Option Loans	$912,637	$3,348,119	$2,293,330	$780,719	$7,334,805
Percentage of Total Portfolio	9.3%	34.3%	23.5%	8.0%	75.1%
Percentage of Total Payment Option Loans	12.4%	45.6%	31.3%	10.7%	100%
Non-Performing Payment Option Loans	$45,165	$231,332	$192,255	$43,562	$512,313
Percentage of Non-Performing Payment Option Loans	8.8%	45.2%	37.5%	8.5%	100%
Non-Performing Payment Option Loans as a Percentage of Total Portfolio	0.46%	2.37%	1.97%	0.45%	5.24%
Non-Performing Payment Option Loans as a Percentage of Total Payment Option Loans	0.62%	3.15%	2.62%	0.59%	6.98%

One-to-four family residential loans

(1)	Total one-to-four family residential portfolio balance excludes unearned discounts, premiums and deferred loan costs, and the allocation of loans in process. Also excludes specialty consumer mortgages which totaled $749 million at March 31, 2008.
(2)	For these loans employment is verified and a reasonableness test is applied to the level of income noted to the type of position verified.

The following table presents non-performing loans by documentation type as of September 30, 2007:

(Dollars in Thousands)

	FULL DOCUMENTATION EMPLOYMENT VERIFIED (2)	STATED INCOME/ VERIFIED ASSETS EMPLOYMENT VERIFIED (2)	REDUCED DOCUMENTATION EMPLOYMENT VERIFIED (2)	NO DOCUMENTATION	Total
ONE-TO-FOUR FAMILY RESIDENTIAL LOANS

As of September 30, 2007
Total Portfolio(1)	$1,836,250	$4,233,866	$3,118,721	$934,023	$10,122,860
Percentage of Total Portfolio	18%	42%	31%	9%	100%
Non-Performing Loans	$20,080	$77,702	$55,399	$18,400	$171,581
Percentage of Non-Performing Loans	12%	45%	32%	11%	100%
Non-Performing Loans as a Percentage of Total Portfolio	0.20%	0.77%	0.55%	0.18%	1.69%

Total Payment Option Loans	$972,616	$3,363,325	$2,416,687	$842,323	$7,594,951
Percentage of Total Portfolio	10%	33%	24%	8%	75%
Percentage of Total Payment Option Loans	13%	44%	32%	11%	100%
Non-Performing Payment Option Loans	$16,927	$67,150	$52,541	$13,130	$149,748
Percentage of Non-Performing Payment Option Loans	11%	45%	35%	9%	100%
Non-Performing Payment Option Loans as a Percentage of Total Portfolio	0.17%	0.66%	0.52%	0.13%	1.48%
Non-Performing Payment Option Loans as a Percentage of Total Payment Option Loans	0.22%	0.88%	0.69%	0.17%	1.96%

One-to-four family residential loans

(1)	Total one-to-four family residential portfolio balance excludes unearned discounts, premiums and deferred loan costs, and the allocation of loans in process. Also excludes specialty consumer mortgages which totaled $698 million at September 30, 2007.
(2)	For these loans employment is verified and a reasonableness test is applied to the level of income noted to the type of position verified.

At March 31, 2008 and September 30, 2007, of our non-performing residential one-to four family assets, 53% were located in Florida. The following table summarizes by major geographic area our one-to-four family residential non-performing assets at the dates indicated:

(dollars in thousands)	March 31, 2008
	Non-Performing Loans	REO	Other	Total Non-Performing Assets	% of Related Assets
One-to-four family residential
Florida	$321,520	$20,628	$8	$342,156	53%
California	62,222	10,794		73,016	11%
Arizona	43,468	10,553		54,021	8%
Illinois	27,342	1,862		29,204	5%
Virginia	24,398	11,058		35,456	5%
New Jersey	26,510	—		26,510	4%
All other states	68,902	18,533		87,435	14%

Total One-to-four family residential	$574,362	$73,428	$8	$647,798	100%

	September 30, 2007
(dollars in thousands)	Non-Peforming Loans	REO	Other	Total Non-Performing Assets	% of Related Assets
One-to-four family residential
Florida	$96,651	$10,050	50	$106,751	53%
California	13,645	2,582		16,227	8%
Arizona	10,535	2,850		13,385	7%
Illinois	9,202	2,573		11,775	6%
Virginia	9,647	2,574		12,221	6%
New Jersey	6,540	558		7,098	4%
All other states	26,423	6,495		32,918	16%

Total One-to-four family residential	$172,643	$27,682	$50	$200,375	100%

Loss Mitigation

In addition to tightening is credit and underwriting standards as discussed above, the company has taken measures to minimize the occurrence of loss in its residential one-to-four family portfolio. Any action considered is evaluated on a loan-by-loan basis and only employed where the evaluation suggests the mitigation is appropriate. The Company has employed several loss mitigation strategies as discussed below;

Modifications

Modifications are utilized to migrate a borrower from one loan product to another. Currently, most modifications involve a borrower exiting a payment option ARM loan and entering into one of the Company’s existing loan products. Modifications are initiated by the borrower. The Company reviews payment history and conducts a credit check, and if the borrower meets requirements, the modification is made. Requirements include not more than one delinquency in the past 12 months, and no material derogatory credit issues. No concessions are made to the borrower during this process. The Company has modified approximately 352 loans aggregating approximately $123 million in loan balances during the six months ended March 31, 2008.

Outreach Program

The outreach program targets borrowers who are approaching the reset point of their payment option loan. Some borrowers remain in the fully indexed payment option ARM product at the reset time, and some inquire about other product alternatives. The borrower may initiate the contact, or may respond to various outreach attempts from the Company which are made within six months of the projected reset point. Credit reviews are conducted to determine whether a borrower appears capable of servicing one of the existing loan products that does not have a negative amortization feature. If so, the loan may be modified into another loan product. No concessions are granted for these modified loans. Approximately 24 loans with an aggregate balance of $8.2 million have been modified in connection with the outreach program as March 31, 2008.

Letter Agreements

Borrowers who experience short-term income interruptions or shortages may be considered for the Company’s letter agreement program. In this program, the Company may advance 1-4 monthly payments and enter into a letter agreement with the borrower for the repayment of the amounts advanced over 18-36 months, or at the end of the loan term. Advances under letter agreements are applied against the borrowers scheduled monthly payments due for the 1-4 months covered by the letter agreement. No modifications are made to the loan agreement, including the interest rate and repayment terms. If a borrower defaults on any payment, the loan is placed on nonaccrual. During the six months ended March 31, 2008, 81 letter agreements had been executed, providing for $448,000 in advances and covering loans with an aggregate unpaid principal balance of $26.2 million.

Loss Mitigation

Loss mitigation loans includes loans for which the Company has granted a concession, usually in the form of a below market interest rate, to enable the borrower to service the debt and forestall more significant collection action. As of March 31, 2008, this activity was not significant.

Real Estate Owned

The following table presents the changes in our REO during the second quarter of fiscal 2008:

REO roll forward	Total Properties
	Dollar Amount	Number of Properties
	(Dollars in thousands)
Properties at September 30, 2007	$27,681	93
Transfers from loan portfolio at estimated net realizable value (after charge-off) (1)	63,147	233
Additional write-down to fair value	(143)	—
Sales (2)	(17,257)	(60)

Total Properties at March 31, 2008 (3)	$73,428	266

(1)	Includes properties that we acquired before loans were in non-accruing status, net of $15.0 million in charge-offs.
(2)	Includes losses on sales of $328,000.
(3)	Of the total $73.4 million in REO at March 31, 2008, approximately $21.2 million had $4.6 million in mortgage insurance coverage.

The following table provides details of REO by state:

Real Estate Owned by state	As of March 31, 2008		As of September 30, 2007
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Florida	$20,665	28.14%	$10,050	36.31%
Virginia	11,076	15.08	2,574	9.30
California	10,797	14.70	2,582	9.33
Arizona	10,555	14.37	2,850	10.29
Other (states with less than 10%)	20,335	27.71	9,625	34.77

Total REO	$73,428	100.00%	$27,681	100.00%

Real estate acquired through foreclosure has increased from $729,000 at September 30, 2006, to $27.7 million at September 30, 2007 and $73.4 million at March 31, 2008. The increase over this period is reflective of the increased levels of residential loan defaults noted throughout the nation, and especially in Florida. The Company expects loan defaults to continue for the remainder of fiscal 2008 and into fiscal 2009, resulting in further additions to REO.

From October 1, 2007 through March 31, 2008, the Company sold approximately 60 foreclosed properties, compared to approximately 20 properties for the entire 6 years prior to October 1, 2007. The Company has observed that the average time from repossession of foreclosed real estate until the sale of the property has been approximately six months for the first six months of fiscal year 2008, compared to seven months for prior years’ sales. Realized sales proceeds for the sales during the first half of fiscal year 2008 averaged approximately 82% of appraised value at the time of foreclosure, compared to 81% for the prior years’ sales.

While the Company has not seen any clearly discernible trends in the sale prices or time period to sale over the past six months, current market conditions have increasingly reflected greater default rates, as well as significant housing price declines in the geographic markets where the Company has made loans. These market conditions are likely to result in lower sales prices, longer marketing periods to sale, or both, for future real estate owned activity. Additionally, greater activity may also result in greater maintenance and repair costs associated with the holding and disposal of REO. As a result of higher default rates and greater foreclosure activity, the Company has increased staff dedicated to managing this activity.

Allowance for Loan Losses

BankUnited’s allowance for loan losses is established and maintained at a level management deems prudent and adequate to cover probable losses on loans based upon a periodic evaluation of current information relating to the risks inherent in BankUnited’s loan portfolio. In evaluating the allowance for loan losses, management evaluates both quantitative and qualitative elements. When evaluating loan loss allowances, management reviews performing and non-performing loans separately. The various elements evaluated in establishing the allowance, and how they are applied to each portion of the loan portfolio, are as follows:

•

An allowance for loan losses present in the performing portion of the loan portfolio is established. This allowance is established based on historical loan loss analysis supplemented by peer loss analysis, current levels of delinquency, recent trends in delinquencies, trends in property values, concentrations of credit and other conditions deemed relevant in specific geographical markets.

•

An allowance for estimated losses on various pools of non-performing or internally criticized loans is established. This allowance is established based on an evaluation of each of the portfolio components using an internal loan grading system. Historical loan losses, current trends in delinquencies and charge-offs, peer group analysis, geographic concentrations, and other factors deemed relevant are considered. Additionally, for one-to-four family residential loans, historical loan losses are separately calculated for loans with and without mortgage insurance policies, and a blended loss rate is applied to determine the level of allowance.

•

An allowance is established for losses based on specific valuations of underlying collateral for loans past due 180 days or more and secured by residential real estate. This specific allowance is based on the appraised value of the collateral less costs to sell. The amount of allowance may be reduced due to the existence of loan-specific mortgage insurance which could be claimed in the event the specific loan is subject to foreclosure and repossession.

•

An allowance is established for losses based upon specific evaluations of impaired loans in accordance with Statement of Financial Accounting Standard, (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan.” Impaired loans are non-consumer and non-residential loans which BankUnited believes it is probable that BankUnited will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are evaluated individually based on an examination of the current financial information of the borrower and an estimate of the fair value of the collateral, if the loan is collateral dependent. If the carrying value of any of these loans is greater than the estimated net realizable value of the property or of the collateral securing these loans, a reserve is established for the difference.

•

An unallocated allowance for a qualitative, risk management assessment is established. This allowance represents management’s assessment of general loss potential in delinquent loans and the uncertainty associated with historical loan loss factors that do not fully reflect the loss potential inherent in the total loan portfolio. Management’s assessment considers conditions that are not directly related to credit risks and are inherent in specific loan products (due to the imprecision in credit loss estimation techniques). The conditions evaluated in connection with the unallocated allowance include industry conditions, recent loan portfolio performance, changes in underwriting criteria, and the regulatory and public policy environment.

All loss allowances are established for performing loans and pools of non-performing loans in accordance with SFAS No. 5, “Accounting for Contingencies.” The identification of impaired loans is conducted in conjunction with the review of the adequacy of the allowance for loan losses. Loss allowances are established for specifically identified impaired loans based on the fair value of the underlying collateral in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.”

Additions to the allowance are made by provisions charged to current operations. The allowance is decreased by charge-offs due to losses and increased by recoveries.

The Company originates payment option ARM loans which are held in the loan portfolio. These loans give borrowers the option of making minimum payments which do not cover the full amount of interest due and result in increases in the loan balances due to negative amortization. An important feature of these loans is that at the earlier of five years after origination or the point at which the unpaid principal balance reaches 115% of the original principal balance due to negative amortization the loan is recast at which time the borrower is required to make fully amortizing payments. The Company considers this feature as part of its underwriting evaluation of the loan. In addition, the Company’s policy is to obtain mortgage insurance on all loans originated with an LTV greater than 80% at loan origination. Mortgage insurance is obtained for a fixed percentage of each insured loan, including any increase in the loan due to negative amortization. The Company obtains mortgage insurance ranging from 12% to 35% of the loan amount. This practice, in combination with a maximum balance of 115% of the original loan amount, reduces the probability of a loan reaching an LTV greater than 100% using the original appraisal; however, it is possible that a decline in the value of collateral could result in an LTV greater than 100%. The Company periodically reviews payment option ARM loans which are expected to reach their recast point. These loans are evaluated by assessing credit reports to identify increases in late payments and incoming credit applications and any change in employment status, reviewing current credit scores versus the score reported at origination, and obtaining Automated Valuation Models.

For commercial loans and commercial loans secured by real estate, losses are recognized on a loan specific basis at the time a loss is both estimable and probable. For all loans collateralized by residential real estate assets, losses are recognized at the time of repossession of the property and the amount of charge-off is the excess of the net investment in the loan over the fair value of the property less costs to sell. For home equity lines of credit, losses are recorded when a loan becomes 270 days past due.

Prior to the quarter ended December 31, 2007, the Company’s policy was to fully reserve the entire balance of home equity lines when they reached 91 days delinquent, and recognize charge-offs as the losses were identified. Subsequent to September 30, 2007, the policy was revised to require that loans that reach 270 days delinquent are charged-off. The change in policy resulted in the charge-off of $1.8 million in consumer loans in the quarter ended December 31, 2007, and $1.0 million for the quarter ended March 31, 2008.

Recoveries are reported at the time received, except for balances recoverable under mortgage insurance policies. Recoveries under mortgage insurance policies are reported at the time a claim is submitted to the mortgage insurance company, at the lesser of the amount of the loss for the related loan or the amount recoverable under the mortgage insurance policy, net of a valuation allowance for potential rejections of mortgage insurance claims. A receivable is recorded in the amount of the recovery. Prior to the fourth quarter of the year ended September 30, 2007, mortgage insurance recoveries were not material and were not considered in the determination of the allowance for loan losses.

We evaluate the allowance on a quarterly basis to maintain it at a level adequate to provide for inherent losses. Based on the estimate of inherent losses, provisions for loan losses of $98 million and $163 million were recorded for the three and six months ended March 31, 2008 respectively. The amount of the provisions recorded were based on the process described above, and considered the following trends and factors:

•

The United States economy, particularly in the housing and mortgage industries, continued to experience significant deterioration during the quarter with reported fourth quarter 2007 GDP growth of only 0.6%, weak retail sales for the holiday season, rising foreclosures associated with nonpayment of mortgage loans, a declining trend for job growth, a stark increase in consumer prices, particularly energy costs, and rising unemployment.

•

A reversal in the multi-year trend of national home price appreciation has reduced collateral values. Various indexes have showed housing prices peaked in July 2006 and are down at least 8.6% since that time. This deterioration was particularly evident in various areas of Florida, California, Arizona, and Illinois which are areas where over 75% of the Company’s loan collateral is located.

•

The level of the Company’s residential loans which were classified as non-performing increased by 234% from $172.6 million at September 30, 2007 to $574.4 million at March 31, 2008. In addition, the Company experienced an increase in delinquent loans.

•	The level of total non-performing loans increased by 237% from 180.8 million at September 30, 2007 to $680.5 million at March 31, 2008.

•	An increase in the level of non-performing loans secured by commercial real estate precipitated by the difficulties in the housing markets and the general economic deterioration.

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

The increase in the level of non-performing assets, particularly residential loans, was a significant component of the allowance for loan losses and a major factor in determining the level of the allowance for loan losses at March 31, 2008 and the amount of provision for loan losses recorded for the six months ended March 31, 2008. The Company’s allowance for loan loss methodology strives to quantify the losses inherent in the loan portfolio at the balance sheet date. The Company’s methodology includes estimates of expected frequency of loss for non-performing loans using historical transfer rates from the non-performing category to the real estate owned category. The severity of these losses is likewise estimated using historical loss rates which were incurred upon recording of the real estate at its fair value net of expected selling costs at foreclosure. These historical rates are adjusted based on current economic and housing market conditions which include home prices in the area where the property is located, expected demand based on inventory levels in the area where the property is located, condition of the property, and the expected holding period of the property.

The Company’s allowance methodology considers regional economic factors in arriving at the appropriate level of reserves for loan collateral located in those regions. Specifically, the methodology used information culled from industry experts such as government agencies, mortgage insurers, and professional associations to determine the expected housing depreciation and foreclosure rates in the various regions where our collateral is located. The identified areas for the March 31, 2008 allowance were Florida (specifically the Orlando, Sarasota, Fort Meyers, and Naples areas), California, Arizona, Illinois, New Jersey and Virginia. The expected frequency and severity of loss for our loans in the identified areas are estimated using historical loss rates adjusted for the estimated inherent losses in those performing loans at the balance sheet date.

Mortgage Insurance

The Company’s general policy is to require mortgage insurance on one-to-four family residential loans originated with a loan to value ratio of greater than 80% at origination. The insurance covers a fixed percentage of the amount owed by a borrower at the completion of a foreclosure, including principal, deferred interest which has been added to principal, unpaid interest, and certain costs incurred in connection with the foreclosure. The percentage of mortgage insurance coverage ranges from 12% to 35% of the total amount owed by the borrower. As of March 31, 2008, loans with an aggregate principal balance of $1.9 billion were subject to mortgage insurance.

In connection with its Community Reinvestment Act (“CRA”) lending activities, the Company originates loans with a loan to value ratio of up to 95% under a program which does not require mortgage insurance. Borrowers under this program must meet specified requirements to qualify under this program. As of March 31, 2008, the Company estimates that 897 loans, representing approximately 2.5% of the total number of loans outstanding, with an outstanding principal balance of $142.5 million were originated with loan to value ratios over 80% and did not have mortgage insurance. Included in these loans were 774 loans with an outstanding principal amount of $126.5 million which were originated under the CRA program and the Company not require mortgage insurance. The remaining loans with original loan to value ratios over 80% were primarily older loans.

Following the foreclosure and repossession of a property, the Company submits a claim to the mortgage insurer. The mortgage insurer conducts a review to determine whether it is obligated to pay under the policy. Payment may be rejected if the mortgage insurer determines that there has been fraud, misrepresentation or any other factor which relieves the mortgage insurer of its obligation under the policy. The Company’s prior experience has been that payment decisions can be made in approximately 60 days, however, recent trends have indicated that the mortgage insurers are taking longer periods, up to six months, to make payment decisions. Set forth below is a summary of claims activity from May 1, 2007 through March 31, 2008 (dollar amounts in thousands). Prior to May 1, 2007, the Company did not compile information on mortgage claims because the volume and amount of claims was insignificant.

	No. of Claims	Amount
Claims filed	166	$12,506
Claims pending	89	6,583
Claims paid	68	5,341
Claims denied	9	605

Claims pending as of March 31, 2008 included $1.6 million submitted in the quarter ended December 31, 2007 and $5.0 million submitted in the quarter ended March 31, 2008.

The following illustrates the potential impact of mortgage insurance on a loan for which a mortgage insurance policy was written. It is not representative of actual experience for an individual loan or a loan portfolio.

Original loan amount	$225,000
Original collateral value amount	$250,000
Original loan to value	90%
Mortgage insurance coverage	25%
Deferred interest added to principal	$33,750	(1)
Amount owed at foreclosure	$268,750	(2)
Estimated mortgage insurance claim	$67,188
Net exposure after mortgage insurance	$201,562	(3)

(1)	For this example, a payment option loan is assumed, and it is further assumed that the loan incurs negative amortization resulting in the maximum 115% of the original loan balance. Mortgage insurance would be applied similarly to the amount owed for a loan which does not incur negative amortization.
(2)	For purposes of this example, amount owed is assumed to include $10,000 dollars of costs in excess of the outstanding principal balance.
(3)	Disposal of the acquired collateral is the primary source for recovery of the net exposure. An estimate of any amount which may not be recovered is considered in determining the allowance for loan losses.

Mortgage insurance is obtained on an individual loan basis from insurance companies approved by government sponsored entities. Management regularly reviews ratings and other financial information regarding the financial capability of the mortgage insurers. As of both September 30, 2007 and March 31 2008, 19%, or $1.9 billion, of our residential loans were subject to mortgage insurance coverage. If any of the mortgage insurance companies were to become subject to adverse financial conditions resulting in an inability to pay claims, the Company could incur additional credit losses due to the write-off of receivables recorded for claims submitted. Additionally, future credit losses for loans currently performing may be greater to the extent these loans defaulted and the recovery through foreclosure did not fully cover the amount owed.

As of March 31, 2008, three insurance companies represented 81% of the total amount insured. The largest single concentration, representing 47% of the total amount insured, was insured by a diversified insurance company rated AA+ by S&P; the second largest concentration, representing 20% of the total amount insured, was with an insurance company rated AA by S&P; and the third largest concentration, representing 14% of the total amount insured, was also with an insurance company rated AA by S&P. The remaining 19% of the amount insured was placed with four other mortgage insurance companies with S&P ratings from AA- to BRB.

The following table sets forth the change in BankUnited’s allowance for loan losses for the three months and six months ended March 31, 2008 and 2007.

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2008	2007	2008	2007
	(In thousands)
Allowance for loan losses, balance (at beginning of period)	$117,658	$39,192	$58,623	$36,378
Provisions for loan losses	98,000	4,000	163,000	8,000
Loans charged off:
One-to-four family residential	(18,180)	(78)	(24,062)	(112)
Construction and land	—	(1,321)	(127)	(2,651)
Commercial	(160)	(131)	(534)	(162)
Consumer	(1,032)		(2,808)

Total loans charged off	(19,372)	(1,530)	(27,531)	(2,925)

Recoveries:
One-to-four family residential(1)	6,023	1	8,209	35
Commercial	6	89	9	260
Consumer	—	75	5	79

Total recoveries	6,029	165	8,223	374

Allowance for loan losses, balance (at end of period)	$202,315	$41,827	$202,315	$41,827

Fiscal 2008 recoveries include $6.0 million for the three months and $8.2 million for the six months ended March 31, 2008 in expected payments from mortgage insurance companies for claims.

The following table sets forth BankUnited’s allocation of the allowance for loan losses by category as of March 31, 2008 and September 30, 2007.

	March 31, 2008	September 30, 2007
	(In thousands)
Balance at the end of the period applicable to:
One-to-four family residential	$125,811	$26,787
Home equity loans and lines of credit	7,256	6,850
Multi-family	1,450	960
Commercial real estate	36,870	8,092
Construction	2,026	1,173
Land	3,465	2,426
Commercial	4,689	4,331
Consumer	7,516	880
Unallocated (1)	13,232	7,124

Total allowance for loan losses	$202,315	$58,623

(1)	The unallocated component of the allowance for loan losses reflects management’s evaluation of conditions that are not directly attributable to credit risk, inherent in specific loan products (due to the imprecision that is inherent in credit loss estimation techniques). The conditions evaluated in connection with the unallocated allowance include national and local economic trends and conditions, industry conditions, recent loan portfolio performance, loan growth and concentrations, changes in underwriting criteria, and the regulatory and public policy environment.

The following table indicates BankUnited’s allowance as a percentage of the loan category balance for the various categories of loans as of March 31, 2008 and September 30, 2007:

	March 31, 2008	September 30, 2007
One-to-four family residential	1.19%	.25%
Home equity loans and lines of credit	8.16%	1.63%
Multi-family	1.20%	.80%
Commercial real estate	7.12%	1.63%
Construction	1.20%	.80%
Land	1.20%	.80%
Commercial	2.33%	2.30%
Consumer	1.98%	5.42%
Unallocated (1)	0.10%	.06%
Total allowance for loan losses	1.64%	.47%

(1)	Calculated as the percentage of the total loans held in portfolio.

As of September 30, 2007 and March 31, 2008, one-to-four family residential loans represented approximately 85% and 86%, respectively, of the Company’s total outstanding loans balance. At September 30, 2007 and March 31, 2008, non-performing residential loans represented 94% and 96% of total non-performing loans, respectively. Historically, these loans have resulted in a lower percentage of loan losses when compared to non-residential loans due to the significance of the underlying collateral. Since mid-2007, the Company has experienced significant increases in non-performing assets, the most significant component of which were represented by residential loans. The level of allowance attributable to residential loans increased from .25% of these loans to 1.03% from September 30, 2007 to March 31, 2008. This increase is consistent with the increase in the amount of non-performing residential loans from $172 million at September 30, 2007 to $364 million at December 31, 2007 and $574 million at March 31, 2008. The Company’s methodology in estimating losses inherent in the loan portfolio has remained substantially unchanged but has been updated for increases in historical loss factors and an improved understanding of the behavior of subsets of the portfolio resulting from actual experience. As a result of these factors, while the Company’s allowance for loan losses has increased substantially commensurate with the increase in non-performing residential loans, the ratio of the allowance to non-performing loans is lower due to the historically lower level of loss associated with residential loans when contrasted with non-residential loans.

In addition to the increase in non-performing residential loans, the impact of lower volume of residential home sales by developers resulted in approximately $22 million of commercial real estate loans becoming impaired as of March 31, 2008, compared to none as of September 30, 2007. Additionally, impaired consumer loans increased from $453,000 to $8.6 million over the same period. The amount of allowance allocated to impaired loans totaled $7.2 million at March 31, 2008.

There can be no assurance that additional provisions for loan losses will remain at the level recorded as of March 31, 2008. BankUnited anticipates that during fiscal 2008 provisions for loan losses may continue to be made at higher levels than in prior years, in light of increasing non-performing assets, industry trends and real estate market conditions.

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

As required by SEC rules, an evaluation of the effectiveness of the design and operation of BankUnited’s disclosure controls and procedures was carried out by BankUnited, as of the end of the period covered by this report, under the supervision and with the participation of BankUnited’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that BankUnited’s disclosure controls and procedures were effective as of March 31, 2008.

These disclosure controls and procedures provide reasonable assurance that the information required to be disclosed by BankUnited in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. BankUnited may make changes to its disclosure controls and procedures periodically, as management reviews the design and effectiveness on a continuing basis. No change in internal control over financial reporting occurred during the quarter ended March 31, 2008 that has materially affected, or is likely to materially affect, such internal control over financial reporting. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

PART II— OTHER INFORMATION

ITEM 1A.	RISK FACTORS

The following risk factors represent changes and additions to, and should be read in conjunction with, “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

The continuation of current economic conditions could adversely impact our business.

In fiscal 2007, and continuing into fiscal 2008, declining real estate prices and economic conditions throughout the United States, particularly in certain regions, contributed to an industry-wide increase in borrowers unable to make their mortgage payments and increased foreclosure rates. A significant number of mortgage lenders have been forced to recognize substantial losses, file for bankruptcy or to close or limit their operations. In response, financial institutions have tightened their underwriting standards, limiting available sources of credit and liquidity. These conditions have already significantly increased our credit losses, eliminated the demand for our non-agency eligible mortgage loan products in the secondary markets and reduced the profitability of our mortgage lending operations. If these negative economic conditions become more widespread or continue, our financial condition could continue to be adversely affected. In addition, while we have implemented strategies to address these weakened economic conditions, including, among other things, significantly altering our residential loan production mix to include more agency eligible loans saleable to government sponsored entities and significantly reducing our wholesale residential mortgage business, there is no guarantee that these strategies will be effective in the near future, and our business may continue to be adversely affected by economic conditions for an extended period of time.

Current and further deterioration in the housing market could cause further increases in delinquencies and non-performing assets, including loan charge-offs, and depress our income and growth.

As of March 31, 2008, real estate secured loans comprised 96% of our loan portfolio, the volume of which may decrease during economic downturns as a result of, among other things, a decrease in real estate values, an increase in unemployment, a slowdown in housing price appreciation or increases in interest rates. These factors could depress our earnings and consequently our financial condition because:

•	the borrowers may not be able to repay their loans;

•	the value of the collateral securing our loans to borrowers may decline further;

•	the quality of our loan portfolio may decline further; and

•	customers may not want or need our products and services.

Any of these scenarios could cause an increase in delinquencies and non-performing assets or require us to charge-off a higher percentage of our loans and/or increase substantially our provision for loan losses, which would reduce our income.

Increased denials of mortgage insurance claims could increase our credit losses.

In order to limit our credit risk, certain of our loans have required borrowers to purchase private mortgage insurance. As of March 31, 2008, 19% of the one-to-four family residential loan portfolio was covered by private mortgage insurance. Fraud or misrepresentation by the borrower could result in the denial of a mortgage insurance claim, which could increase our potential loss on a property. From May 1, 2007 to March 31, 2008, approximately 180 claims were filed with mortgage insurance carriers, of which 71 were accepted and paid, 9 were declined and 100 were pending determination. Repeated denials of claims or the financial failure of one of our mortgage insurance providers could have a negative effect on our earnings. As of March 31, 2008, three insurance companies covered 81% of the total amount insured. The largest single concentration, which constituted 47% of the insurance amount, was in an insurance company rated AA+ by Standard and Poor’s, the second largest concentration was 20% with an insurance company rated AA; and the third largest concentration was 14% in an insurance company rated AA. The remaining 19% of the amount insured was placed with four other insurance companies with S & P ratings from AA- to BBB. We cannot assure you that market conditions will not result in increased denials of mortgage insurance claims or in the insolvency of one or more of these companies diminishing their ability to pay our claims.

Our exposure to credit risk is increased by our commercial real estate, commercial business and construction lending.

Commercial real estate, commercial business and construction lending generally involve higher credit risk than single-family residential lending. Such loans involve larger loan balances to a single borrower or related borrowers. At March 31, 2008, we had a balance of $638 million in commercial real estate loans (including multi-family residential loans), $169 million in construction loans, $289 million in land and development loans, and $201 million in commercial business loans.

At March 31, 2008, nonperforming commercial real estate loans, construction loans totaled $27.9 million and represented 0.2% of total loan compared to a balance of $5.6 million at September 30, 2007 which represented 0.4% of total loans. This increase was due to the failure of one large loan to be paid as agreed. Commercial real estate loans can be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers’ ability to repay their loans depends on successful development of their properties, as well as the factors affecting residential real estate borrowers. These loans also involve greater risk because they generally are not fully amortizing over the loan period, but have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property.

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

Commercial business loans are typically based on the borrowers’ ability to repay the loans from the cash flows of their businesses. Such loans may involve greater risk because the availability of funds to repay each loan depends substantially on the success of the business itself. In addition, the collateral securing the loans may depreciate over time, be difficult to appraise and liquidate, or fluctuate in value based on the success of the business.

Because commercial real estate, commercial business and construction loans are more susceptible to a risk of loss during a downturn in the business cycle we cannot assure you that more of these loans will not become nonperforming. The underwriting, review and monitoring performed by our officers and directors cannot eliminate all of the risks related to these loans.

An inadequate allowance for loan losses would reduce our earnings.

We are exposed to the risk that our customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans will not be sufficient to assure full repayment. Credit losses are inherent in the lending business and could have a material adverse effect on our operating results and our ability to meet our obligations. Volatility and deterioration in domestic and foreign economies may also increase our risk for credit losses. The determination of an appropriate level of allowance for loan losses is an inherently uncertain process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond our control and charge-offs may exceed current estimates. We evaluate the collectibility of our loan portfolio and provide an allowance for loan losses that we believe is adequate based upon such factors as, including, but not limited to:

•	the risk characteristics of various classifications of loans;

•	previous loan loss experience;

•	specific loans that have loss potential;

•	delinquency trends;

•	the estimated fair market value of the collateral;

•	current economic conditions;

•	the views of our regulators; and

•	geographic and industry loan concentrations.

If any of our evaluations are incorrect and borrower defaults result in losses exceeding our allowance for loan losses, our earnings could be significantly and adversely affected. We cannot assure you that our allowance will be adequate to cover loan losses inherent in our portfolio.

We have experienced elevated levels of non-performing assets due to deteriorating economic conditions over the last four quarters and, correspondingly, recorded larger quarterly increases to the allowance. If housing value continue to decrease, we are likely to face increasing costs relating to our ownership of real-estate owned properties, (REOs), and exacerbate losses on property dispositions. If non-performing assets were to remain elevated or increase we would need to record a higher allowance, which would reduce our earnings.

The continuation of adverse market conditions in the U.S. economy and the markets in which we operate could adversely impact us.

The majority of the loans in our portfolio are secured by residential and commercial properties in Florida. A continued deterioration of overall market conditions, a continued economic downturn or prolonged economic stagnation in Florida or adverse changes in laws and regulations that impact the banking industry may have a negative impact on our business. If the strength of the U.S. economy in general and the strength of the economy in areas where we lend (or previously provided real estate financing) continues to decline, this could result in, among other things, a further deterioration in credit quality or a continued reduced demand for credit, including a resultant adverse effect on our loan portfolio and allowance for loan losses. The majority of the loans in our portfolio are secured by residential and commercial properties in Florida. Florida has been experiencing significant declines in real estate values, home sale volumes, and new home building. These factors, along with similar deterioration in California and Arizona, contributed to increases in our provisions for loan losses in the quarters ended September 30, 2007, December 31, 2007 and March 31, 2008 by 315%, 1,525% and 2,350% higher than that recorded in the comparable prior year period. Negative conditions in the Florida real estate markets could adversely affect our borrowers’ ability to repay their loans and the value of the underlying collateral. Real estate values are affected by various factors, including general economic conditions, governmental rules or policies and natural disasters, such as hurricanes. Additionally, our borrowers may be confronted with increased insurance costs as a result of such natural disasters. These factors may adversely impact our borrowers’ ability to make required payments, which in turn, may negatively impact our results.

We are currently exploring capital raising alternatives and may need additional capital resources in the future and these capital resources may not be available when needed or at all.

We are currently exploring capital raising alternatives. Even if we raise capital in the near term, we may need to incur additional debt or equity financing in the future for operations, to maintain our capital position, and for growth or investment or strategic acquisitions. We cannot assure you that any such financing will be available to us on favorable terms or at all. If we are unable to obtain additional financing, we may not be able to maintain our capital condition, grow or make strategic acquisitions or investments.

Our liquidity may be adversely affected by additional changes in the economy and regulatory actions.

Our liquidity may be affected by an inability to access the capital markets or by unforeseen demands on cash. Our objective in managing liquidity is to maintain sufficient resources of available liquid assets to address our funding needs. Over approximately the past 12 months, sources of credit in the capital markets have tightened as mortgage loan delinquencies increased, demand for mortgage loans in the secondary market decreased, securities and debt ratings were downgraded and a number of institutions defaulted on their debt. The market disruptions that started in 2007 have continued in 2008 and made it more difficult for financial institutions to obtain capital/funds by selling loans in the secondary market or through borrowings. In addition, on April 2, 2008, the Federal Home Loan Bank of Atlanta, or the FHLB Atlanta, notified all of its customers that it will increase the discount it applies to residential first mortgage collateral, thereby decreasing the total amount that we and others may borrow from the FHLB. We cannot predict with any degree of certainty how long these market conditions may continue, nor can we anticipate the degree of impact such market conditions will have on loan origination volumes and losses or gain on sale results. Deterioration in the performance of other financial institutions, including write-downs of securities, debt-rating downgrades and defaults have resulted in industry-wide reductions in liquidity. We cannot assure you that further deterioration in the financial markets will not result in additional market-wide liquidity problems, and affect our liquidity position.

The need to account for assets at market prices may adversely affect our earnings.

We report certain assets, including investments and mortgage-backed securities, at fair value. Generally, for assets that are reported at fair value we use quoted market prices or valuation models that utilize market data inputs to estimate fair value. Because we carry these assets on our books at their fair value, we may incur losses even if the asset in question presents minimal credit risk. Beginning in August 2007, the markets for these assets experienced significant deterioration and dislocation, resulting in valuation losses for these assets. At September 30, 2007, the Bank recognized other than temporary impairments of $2.3 million and $1.4 million on two mortgage backed securities mutual funds, and $1.3 million impairment on a Federal Home Loan Mortgage Corporation (FHLMC) perpetual preferred stock as well as $0.8 million in a mortgage backed security. At March 31, 2008, the Bank recognized other than temporary impairments of $8.9 million on certain preferred stock of U.S. government sponsored entities and $16.2 million in certain mortgage backed securities, as well as $350,000 on mortgage backed securities and debt securities. There can be no assurance that there will not be further deterioration in the markets for these assets that could adversely affect us.

We grant residential loans under reduced documentation programs which could adversely affect the quality of our loan portfolio

Customary industry guidelines for reduced documentation mortgage loan programs may not require submission or verification of information about borrowers’ income and/or assets. Residential loans under reduced documentation accounted for 39.5% of our residential loans (excluding unearned premiums, discounts and deferred loan costs) as of March 31, 2008. To the extent borrowers overstate their income and/or assets, the ability of borrowers to repay their loans may be impaired, which could adversely affect the quality of our loan portfolio. As of March 31, 2008, non-performing loans originated under reduced documentation programs represented 2.6% of our total one-to-four family residential loan portfolio. The percentage of all non-performing one-to-four family loans, inclusive of loans with all documentation types, to our total one-to-four family residential portfolio was 5.80%.

The non-cash portion of our net interest income and repayment risks may grow because of our concentration in payment option loans.

At March 31, 2008, our payment option loans made up 69% of our total loans (excluding unearned premiums, discounts, and deferred loan costs, and including loans held for sale). These loans provide the consumer with several payment options each month and may result in monthly payments being lower than the amount of interest due. Unpaid monthly interest due is added to the loan balance. The amount of the negative amortization is a non-cash item that is accrued and included in net interest income. This amount of net interest income will continue to increase as the negative amortization causes the balance of our payment option loans to increase.

Payment option loans provide the consumer with the ability to reduce his or her initial loan payment and limit the amount of annual increases in the required monthly payment. The amount of the loan payment is recalculated to fully amortize the loan over the remaining life at the earlier of (i) five years from inception of the loan; or (ii) when a loan balance has increased to 115% of the original loan. As of March 31, 2008, 45 loans with total loan balances of $15.3 million reached the 115% of the original loan balance recast. Each of the forty five loans reached the 115% level during the six months ended March 31, 2008. As of March 31, 2008, 119 loans with total loan balances of $32.1 million reached the five-years from inception recast. Thirty-three of the 119 loans reached the five-year from inception limit during the six months ended March 31, 2008.

The minimum time period over which a payment option loan can reach the 115% cap can vary significantly based on customer behavior and the level of interest rates. The Company estimates that a payment option loan (i) originated in January 2006, (ii) reflecting minimum payments by the borrower each month, and (iii) carrying interest rates equal to actual historical fully-indexed rates through March 31, 2008, and projected rates based on management’s forecast of the Monthly Treasury Average (“MTA”) rates subsequent to March 31, 2008, would not reach the 115% cap prior to the end of five years from the date of inception and thus would be recast in January 2011. Keeping all other assumptions constant, except that the interest rate is assumed to increase to the highest historical rate during the period from January 2006 to March 31, 2008, and then remain at that level, the same loan is estimated to reach the 115% cap in 33 months after inception.

We estimate that $31.0 million and $59.8 million of our loans will recast at June 30, 2008 and September 30, 2008, respectively. We also estimate that $908 million and $2.5 billion will recast in fiscal years 2009 and 2010, respectively. These estimates assume that borrowers’ monthly payments continue at the average payment amount over the life of the loan since inception, and that the MTA index changes based on our internal rate forecast model. As of March 31, 2008, 76% of our borrowers had elected the minimum payment option. We cannot assure you that more of our borrowers that have the ability to elect the minimum payment option will not select this option in future periods. If a loan negatively amortizes, the consumer must make the payments up in the later years of the loan. This presents a potential repayment risk if the consumer is unable to make the higher payment or to repay the loan through refinancing or sale of the underlying property. We do not obtain updated estimates of the value of the underlying real estate collateral when loans are recast. Therefore, at the time of recast, we do not evaluate whether the properties underlying the recast loans have fair market values at least equal to the amount of the recast loan. In a market with declining real estate values and increased foreclosures, we cannot assure you that our valuation allowances and collateral will be sufficient to cover the outstanding balance on our payment option loans.

Net interest income could be negatively affected by changes in interest rates and the lag in repricing of assets as compared to liabilities.

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

If market interest rates rise rapidly, interest rate adjustment caps may limit increases in the interest rates on adjustable rate mortgages (ARMs), thus reducing our net interest income because we will need to pay the higher rates on our deposits and borrowings while being limited on the repricing of the ARMs due to the interest rate caps. As of March 31, 2008, ARM made up approximately 85% of our residential mortgage loan portfolio (excluding unearned premiums, discounts and deferred loan cost and including loans held for sale) and represented 73% of our total loans (including unearned premiums, discounts, and deferred loan cost, and excluding loans held for sale). The interest rates on ARMs adjust periodically based upon a contractually agreed index or formula up to a specified cap. In times of sharply rising interest rates, these caps could negatively affect our net interest margin by limiting the potential increase to interest income.

In addition, certain ARMs reprice based on lagging interest rate indices. The relative sensitivity of our assets and liabilities to interest rate changes combined with this lag may negatively affect our net interest income when interest rates begin to increase. The mismatch risk results from timing differences between repricing of assets and liabilities. The effect of this timing difference would be generally favorable in a falling interest rate environment and negative during periods of rising interest rates.

Our earnings are affected by the relationship between the levels and movement of certain interest rates. Since August 2007, there has been a wider spread between Monthly Treasury Average (MTA) rates and the LIBOR Index than has normally been the case. The majority of our loans are based on the MTA index, which is the average of the one year constant maturity treasury over the last twelve months. Thus, a prolonged period with wide spreads between MTA and LIBOR rates, without a return to the traditionally narrow spread between the two indices, could compress our net income.

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

We recognize our deferred loan origination costs and premiums paid in originating these loans by adjusting our interest income over the contractual life of the individual loans. As prepayments occur, the rate at which net deferred loan origination costs and premiums are expensed increases. The effect of the increases of deferred costs and premium amortization may be mitigated by prepayment fees paid by the borrower when the loan is paid in full within a certain period of time, which varies among loans. If prepayment occurs after the period of time when the loan is subject to a prepayment fee, the effect of the acceleration of premium and deferred cost amortization is no longer mitigated. At of March 31, 2008, we had $225 million in unearned premiums, discounts and net deferred origination costs. Of the $225 million, $215 million related to residential mortgage loans and $2.6 million related to commercial real estate loans.

We recognize premiums we pay on mortgage-backed securities as an adjustment to interest income over the life of the security based on the rate of repayment of the securities. Acceleration of prepayments on the loans underlying a mortgage-backed security shortens the life of the security, increases the rate at which premiums are expensed and further reduces interest income.

In addition, we may not be able to reinvest amounts received upon loan and security prepayments at rates comparable to the prepaid instrument, particularly in a period of declining interest rates.

Changes in interest rates could continue to have significant adverse effects on our financial condition and results of operations.

Fluctuations in interest rates could have significant adverse effects on our financial condition and results of operations, including, without limitation, decreasing the value of our mortgage servicing rights or our derivative instruments. The initial and ongoing valuation and amortization of mortgage servicing rights is significantly impacted by interest rates, prepayment experience and the credit performance of the underlying loans. Mortgage servicing rights are also impacted by other factors, including, but not limited to, the amount of gains or losses recognized upon the securitization and sale of residential mortgage loans, the amortization of the assets and the periodic valuation of the assets. At March 31, 2008, we serviced $2.1 billion of loans for others and we had mortgage servicing rights with a carrying amount of $22.7 million.

We are unable to predict changes in market interest rates, which are affected by many factors beyond our control including inflation, recession, unemployment, money supply, domestic and international events and changes in financial markets in the United States and in other countries. Our net interest income is affected not only by the level and direction of interest rates, but also by the shape of the yield curve and relationships between interest sensitive instruments and key driver rates, such as the rate differential between the MTA and LIBOR rates, as well as balance sheet growth, client loan and deposit preferences and the timing of changes in these variables. In an environment in which interest rates are increasing, our interest costs on liabilities may increase more rapidly than our income on interest earning assets. This could result in a deterioration of our net interest margin.

Changes in interest rates could also adversely affect our financial condition by reducing the value of our derivative instruments. We use derivative instruments as part of our interest rate risk management activities to reduce risk associated with our borrowing activities. Our use of derivative instruments, however, exposes us to credit risk and market risk. Our credit risk is heightened when the fair value of a derivative contract is positive, which generally means that a counterparty owes money to us. We try to minimize credit risk in derivative instruments by entering into transactions with high-quality counterparties. While our derivatives balance as of March 31, 2008 is a net credit of $1.6, there can be no assurance that our financial evaluation of a counterparty will be accurate or that its financial status will not change.

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

During the quarter ended March 31, 2008, we sold 69% of the loans we originated into the secondary market to government sponsored entities (GSEs). In comparison, in the quarter ended March 31, 2007, we sold 42% of the loans we originated into the secondary market, 35% of which were sold to private label conduits. A lack of demand or secondary market illiquidity could have an adverse effect on our balance sheet, earnings and capital levels.

Adjustments for loans held for sale may adversely affect our profits.

In our financial statements we must revalue, on a quarterly basis, loans that we originate and classify as held for sale to the lower of their cost or market value. Depending on market conditions, such adjustments may adversely affect our results of operations. At March 31, 2008, loans held for sale totaled $182 million compared to a total loan portfolio size of $12.5 billion (including unearned discounts, premiums and deferred loan costs) at the same date.

Our earnings could be adversely affected by incidences of fraud and compliance failures that are not within our direct control.

We are subject to fraud and compliance risk in connection with the origination of mortgage loans. Fraud risk includes the intentional misstatement of information in property appraisals or other underwriting documentation provided to us by third parties. Compliance risk is the risk that loans are not originated in compliance with applicable laws and regulations and our standards. There can be no assurance that we can prevent or detect acts of fraud or violation of law or our compliance standards by the third parties that we deal with. Repeated incidences of fraud or compliance failures adversely impact the performance of our portfolio and could result in mortgage insurance disqualifications and/or require us to repurchase loans that we sell in the secondary market.

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

Failure to pay interest on our debt may adversely affect us.

Deferral or default in making interest payments on debt could affect our ability to fund our operations and pay dividends on our common stock. As of March 31, 2008, we had approximately $237 million of trust preferred securities and subordinated debentures outstanding related to 10 trust subsidiaries owned by us as well as adjustable rate notes. Interest payments, including those on adjustable rate notes, must be paid before we pay dividends on our capital stock, including our Class A common stock. We have the right to defer interest payments on the notes for up to 20 consecutive quarters. However, if we elect to defer interest payments, all deferred interest must be paid before we may pay dividends on our capital stock. Deferral of interest payments could also cause a decline in the market price of our Class A common stock.

As of March 31, 2008, we also had credit lines of $7.2 billion under our FHLB Atlanta credit line of which $6.0 billion (including $155 million in letters of credit) was outstanding. Such borrowings from the FHLB Atlanta were secured by a pledge of approximately $8.4 billion of our residential first mortgage loans and other eligible collateral. Our total credit line with the FHLB Atlanta is approximately 50% of the Bank’s assets at each prior quarter’s end. The FHLB Atlanta has the right to re-evaluate our credit line and has the ability to adjust our borrowing capacity. Failure to pay interest or principal on this debt could adversely affect our business by causing us to lose our collateral and the FHLB Atlanta as a funding source. In addition to our FHLB Atlanta borrowings, we had $123 million in repurchase agreements outstanding as of March 31, 2008 all of which are secured by mortgage-backed securities or other investment securities.

As of March 31, 2008, we had outstanding $120 million of Senior Notes that mature in March 2034 and bear interest at an annual rate of 3.125% payable semiannually. Upon conversion of Senior Notes, we will deliver cash for 100% of the principal amount of the notes and may, at our discretion, in lieu of delivering shares of Class A common stock, deliver cash or a combination of cash and shares of Class A common stock for any and all conversion obligations in excess of the principal amount. We may redeem for cash some or all of the Senior Notes at any time on or after March 1, 2011 at 100% of the principal amount of the Senior Notes plus any accrued and unpaid interest, contingent interest and additional amounts, if any. Holders may require us to purchase all or part of the Senior Notes for cash at a purchase price of 100% of the principal amount of the Senior Notes plus accrued and unpaid interest including contingent interest and additional amounts, if any, on March 1, 2011, March 1, 2014, March 1, 2019, March 1, 2024 and March 1, 2029 or upon the occurrence of a fundamental change. The notes are senior unsecured obligations, ranking equally in right of payment with all of our existing and future unsecured senior indebtedness. The Senior Notes are effectively subordinated to our entire senior secured indebtedness and all indebtedness and liabilities of our subsidiaries.

As of March 31, 2008, we had outstanding $184 million of HiMEDS equity units. Each unit has a stated amount of $50 and is comprised of (i) a 3-year purchase contract which will obligate the holder to purchase from BankUnited on May 17, 2010 a certain number of shares of our Class A common stock, for $50 per share and (ii) a 1/20 undivided beneficial interest in $1,000 principal amount of our 6.37% Senior Notes due May 17, 2012. Holders of the HiMEDS are entitled to receive quarterly contract adjustment payments at a rate of 0.38% per year of the stated amount of $50 per unit. The interest payment on the Senior Notes combined with the contract adjustment payments result in a total annual distribution rate of 6.75%.

As of March 31, 2008, we had outstanding $12.5 million of junior subordinated debentures due on December 15, 2017. The debentures bear an annual floating rate equal to 3-month LIBOR plus 3%.

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

Competition for loans comes principally from other banks, savings institutions, mortgage banking companies and other lenders. In originating mortgage loans, we compete with real estate investment trusts, investment banking firms, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, other lenders, the Federal National Mortgage Association (FNMA), FHLMC, the Government National Mortgage Association (GNMA) and other entities purchasing mortgage loans. This competition could decrease the number and size of loans that we make and the interest rates and fees that we receive on these loans.

We are also experiencing increased competition for capital. As a result of the decline in asset values experienced by financial institutions, numerous financial institutions have raised and are continuing to raise capital. This could result in an increase in the cost of available capital as investors demand greater returns.

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

We depend on our account executives and loan officers to attract borrowers by, among other things, developing relationships with commercial and consumer clients, mortgage companies, real estate agents, brokers and others. We believe that these relationships lead to repeat and referral business. If a manager were to leave our company, other members of the manager’s team could follow. Competition for qualified personnel may lead to increased hiring and retention costs. We cannot assure you that we will continue to attract or retain qualified personnel.

We rely heavily on the proper functioning of our technology.

We are dependant on the use of various types of technology throughout our business. We rely on our computer systems and outside servicers that provide technology for much of our business, including recording our assets and liabilities. If our computer systems or outside technology sources fail, are not reliable, or suffer a breach of security, our ability to maintain accurate financial records may be impaired, which could materially affect our operations and financial condition. There is no guarantee that we will be successful at anticipating and taking advantage of technological advances in the future.

Terrorist events could cause reductions in investor confidence and substantial volatility in real estate and securities markets.

It is impossible to predict the extent to which terrorist events may occur in the United States or other regions. It is also uncertain what effects any past or future terrorist events and/or any consequent actions on the part of the United States government and others will have on the financial markets, here and abroad, local, regional and national economies, and real estate markets across the United States. Among other things, reduced investor confidence could result in substantial volatility in securities markets, a decline in general economic conditions and real estate-related investments and an increase in loan defaults. Such unexpected losses and events could materially affect our results of operations. Tourism and the travel industry are important factors to the general economy of our primary market, which could be adversely affected by terrorism.

Negative events in certain geographic areas could adversely affect our results.

Some of our depositors and borrowers are citizens of other countries, including the countries located in Europe, Central and South America and the Caribbean, who are in the process of moving to the United States or have second homes in the United States. Generally, the loans to these borrowers are secured by property located in the United States, primarily in Florida, and generally carry a lower loan to value ratio than loans to domestic residents. As of March 31, 2008, the amount of residential mortgage loans made to these borrowers was approximately $1.4 billion, or 11% of our overall portfolio. The value of the underlying property provides a source of liquidation in the United States but the consumer’s ability to make his or her monthly payments may be affected by factors such as foreign exchange rates, capital outflow limitations, and other political and economic risks associated with their country of residence. Changes in the United States laws and regulations affecting residents from those countries could also adversely affect us if they result in a significant loss of deposits, increased loan defaults or a decreased market for our products. We endeavor to limit our risk through our underwriting criteria on these loans.

We are subject to extensive regulation that could restrict our activities and impose financial requirements or limitations on the conduct of our business and limit our ability to receive dividends from the Bank.

The Bank is subject to extensive regulation, supervision and examination by the Office of Thrift Supervision (OTS) as its primary federal regulator, and by the FDIC, which insures its deposits. As a member of the FHLB, the Bank must also comply with applicable regulations of the Federal Housing Finance Board and the FHLB. Regulation by these agencies is intended primarily for the protection of our depositors and the deposit insurance fund and not for the benefit of our stockholders. The Bank’s activities are also regulated under consumer protection laws applicable to our lending, deposit and other activities. A sufficient claim against us under these laws could have a material adverse effect on our results.

Among other things, the Bank’s ability to pay cash dividends to the holding company is limited by these regulations. The Bank must notify the OTS in advance of any proposed distribution, and may not pay dividends or distribute any capital assets if the distribution is disapproved by the OTS. OTS regulations also impose certain minimum capital requirements that affect the amount of cash available for the payment of dividends by the Bank. Because we receive dividend payments from the Bank, our ability to service the debt issued by us and pay dividends on our capital stock is limited by the financial condition of the Bank.

The Bank’s ability to make capital distributions is subject to regulatory limitations. Generally the Bank may make a capital distribution if notice of the proposed capital distribution is filed with the OTS at least 30 days before the board of directors approves the distribution, and the OTS does not disapprove the notice. The OTS may disapprove the notice if it determines that the Bank would be undercapitalized after the proposed distribution, that the proposed distribution raises safety and soundness concerns or that the proposed distribution would violate a statute, regulation or agreement with the OTS or any condition imposed by the OTS. The Bank’s ability to make such a distribution by filing a notice, instead of an application for approval, depends on maintaining eligibility for “expedited status.” The Bank currently qualifies for expedited status, but there can be no assurance that it will maintain its current status. In addition, the Bank would be required to file an application for approval of the proposed distribution, instead of a notice, if the total amount of all capital distributions for the calendar year, including the proposed distribution, would exceed the Bank’s net income for that year plus retained net income for the preceding two years. FDIC regulations also require all insured depository institutions to remain in a safe and sound condition, as defined in regulations, as a condition of federal deposit insurance.

OTS regulations also restrict our ability to open new banking offices. We must publish notice of the proposed office in area newspapers and, if objections are made, the opening of any new offices may be delayed or disapproved.

The agencies have also promulgated guidelines regarding nontraditional mortgages, which could result in additional scrutiny regarding the underwriting and portfolio management of ARMs, as well as establishing specific disclosure requirements for payment option and interest-only mortgages. It is possible that one or more legislative proposals may be adopted or regulatory changes may be made that would have an adverse effect on our business.

Changes in the regulation of financial services companies could adversely affect our business.

Proposals for further regulation of the financial services industry are continually being introduced in Congress. The agencies regulating the financial services industry also periodically adopt changes to their regulations. Regulatory authorities have extensive discretion in their supervisory activities that could be used to restrict our business. Changes in the laws or regulations that govern us could further restrict our operations, impose burdensome requirements and increase our expenses, which could impair our ability to meet our obligations. As a result of recent negative publicity surrounding the financial services industry, particularly companies within the industry that originate mortgage loans, politicians and regulators are likely to enact additional laws, rules and regulations which could adversely affect our operations. Several legislative proposals are under consideration in both the House and the Senate that could adversely affect the ways in which we can make loans and proceed against delinquent borrowers.

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

Our real estate investment trust (“REIT”) subsidiary, BU REIT, is organized and operated to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended (the “Code”). Although it is intended that our REIT subsidiary be owned and organized and operated in such a manner, its continued qualification as a real estate investment trust for federal income tax purposes is not guaranteed. No assurance can be given that new legislation, Treasury regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to qualifications as a real estate investment trust or the federal income tax consequences of such qualification in a way that would adversely affect our REIT subsidiary’s ability to qualify as a real estate investment trust. Any such legislation would adversely affect our future consolidated after-tax earnings.

Provisions in our Articles of Incorporation, Bylaws and Florida law could impede efforts to remove management and frustrate takeover attempts.

Certain provisions of our Amended Articles of Incorporation and Bylaws could delay or frustrate the removal of incumbent directors and make a merger, tender offer or proxy contest more difficult, even if such events appear to benefit shareholders. Certain provisions of state and federal law may also discourage or prohibit a future takeover attempt in which our shareholders might otherwise receive a substantial premium for their shares over then-current market prices.

The voting power of the directors, executive officers and holders of 5% or more of our equity securities and certain provisions of our Amended Articles of Incorporation may discourage any proposed takeover not approved by our board of directors. We cannot assure you that your interests will coincide with those of our directors, executive officers or 5% shareholders. Under our Amended Articles of Incorporation we may issue additional shares of Class A common stock, Class B common stock and Series B preferred stock at any time, provided that our Amended Articles of Incorporation has authorized that number of shares up to the total amount of shares authorized. We do not intend to issue additional shares of our Class B common stock and Series B Preferred stock if the issuance would result in the termination of trading of the Class A common stock on NASDAQ.

Our insiders hold voting rights that give them significant control over matters requiring stockholder approval.

Our directors and executive officers hold substantial amounts of our Class A common stock, Class B common stock and Series B preferred stock. Each share of Class A common stock is entitled to one-tenth vote, each share of Class B common stock is entitled to one vote, and each share of Series B preferred stock is entitled to two and one-half votes. These classes generally vote together on matters presented to shareholders for approval. As of April 25, 2008, directors and executive officers held approximately 51.8% of our total voting power and approximately 61.4% if they exercised all options exercisable within 60 days of April 25, 2008 to purchase shares. Consequently, other shareholders’ ability to influence our actions through their vote may be limited and the non-insider shareholders may not have sufficient voting power to approve a change in control even if a significant premium is being offered for their shares. We cannot assure you that our officers and directors will vote their shares in accordance with your interests.

If we continue to have significant losses, we will need to raise additional capital, which could have a dilutive effect on existing stockholder and may affect our ability to pay dividends on our Class A Common Stock.

If the Bank’s level of capital were to fall below the required regulatory minimums, we or the Bank could be forced to raise additional capital. If we, or the Bank, raise additional capital, the terms and pricing of such securities could be dilutive to existing stockholders and cause the price of our outstanding securities to decline. No assurance can be given that sufficient additional capital will be available or, if available, on desirable terms.

There are several business and family relationships among directors that could create conflicts of interest.

Several of our directors have business relationships with us and each other. During the 2008 fiscal year, we paid the law firm of Camner, Lipsitz and Poller, P.A. (CLP) approximately $3.4 million in fees for representing us in corporate matters, foreclosures, litigation, loan closings and other matters. Alfred R. Camner, our chairman of the Board and Chief Executive Officer, is the Senior Managing Director and one of two of the shareholders of the law firm. One of Mr. Camner’s children is employed as the law firm’s Managing Director. In addition, directors and employees of the law firm own our stock and have received and may in the future receive options to acquire our stock. During fiscal 2008, the insurance firm of which Marc Jacobson, one of our directors, is an officer and director, received approximately $240 thousand in insurance commissions on policies purchased by us. In addition, one of Mr. Camner’s children serves as an employee and director of the Company and the Bank and another of Mr. Camner’s children serves as a director of a subsidiary of the Bank. We have “opted-out” of the Florida statute, which would require the approval of either disinterested directors or a super-majority vote of disinterested shareholders in the event of certain affiliate transactions. Business and family relationships among us, our directors and officers may create conflicts of interest, which may persist even after they are reviewed and addressed by our Board of Directors. We cannot assure you that your interests will coincide with those of our officers and directors.

There is volatility related to our Class A common stock price.

Changes in the price of our stock have been historically volatile compared to price changes in the general market. The market price of our common stock is subject to significant fluctuation in response to various market factors and events, including variations in our performance and results, changes in earnings estimates by securities analysts, publicity regarding the industry, us and our competitors, the banking and mortgage industries generally and new statutes or regulations. In addition, stock market fluctuations unrelated to our operating performance could result in an adverse affect on the price of our common stock.

Based on published reports, at July 15, 2006, we had a short interest in our Class A common stock of approximately 10%. Since August 2006, the short interest in our Class A common stock started to increase and has remained at elevated levels. At April 15, 2008, the short interest in our Class A Common stock was approximately 50%. There is no guarantee that short sales will not continue to depress the price of our stock.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The information under Part II, Item 4, of BankUnited’s Form 10-Q for the quarterly period ended December 31, 2007, as filed with the Securities and Exchange Commission on February 12, 2008, is incorporated herein by reference in response to this item.

Item 6.	EXHIBITS

Exhibit No.	Exhibit Title
4.1	Supplemental Indenture No. 2 between BankUnited and US Bank National Association, as Trustee, dated as of February 20, 2008.

31.1	Certification of the Chief Executive Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

BANKUNITED FINANCIAL CORPORATION

By:	/s/ Humberto L. Lopez
Humberto L. Lopez
Senior Executive Vice President and Chief Financial Officer

Date: May 12, 2008

Exhibit Index

Exhibit No.	Exhibit Title
4.1	Supplemental Indenture No. 2 between BankUnited and US Bank National Association, as Trustee, dated as of February 20, 2008.

31.1	Certification of the Chief Executive Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.