Form 10-Q/A
period 2008-03-31
BANKUNITED FINANCIAL CORP
filed 2008-06-13
CIK 894490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

EXPLANATORY NOTE

BankUnited Financial Corporation (the “Company”) is filing this amendment on Form 10-Q/A to amend its Form 10-Q for the quarterly period ended March 31, 2008 to provide additional details in Part I, Item 1 on page 13 in Note 3, “Investments and Mortgage-Backed Securities Available for Sale” pertaining to the credit ratings of certain securities owned as of March 31, 2008, to clarify in Part I, Item 2 the discussion on page 50 regarding real estate owned activity, and correct several clerical and typographical items on various pages, none of which are deemed by the Company to be significant individually or in the aggregate. The consolidated statements of financial condition, operations, stockholders’ equity, and cash flows are not affected by this amendment. Amounts and statements have not been updated or modified from the date of the filing of the original Form 10-Q to reflect subsequent events.

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

(3) Investments and Mortgage-backed Securities Available for Sale

Investments Securities Available for Sale

Presented below is an analysis of investments designated as available for sale.

	At March 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Preferred stock of U.S. government sponsored entities (1)	$31,067	$—	$—	$31,067
Trust preferred securities of other issuers	11,763	—	(1,391)	10,372
Mutual funds and other bonds (2)	78,873	168	(2,453)	76,588
Other investment notes	—	—	—	—
Other equity securities	—	—	—	—

Total	$121,703	$168	$(3,844)	$118,027

	At September 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. government sponsored entity debt securities (1)	$25,000	$—	$(23)	$24,977
Preferred stock of U.S. government sponsored entities (1)	39,933	—	(2,772)	37,161
Trust preferred securities of other issuers	4,000	—	(311)	3,689
Mutual funds and other bonds (2)	117,511	35	(743)	116,803
Other investment notes	1,200	—	—	1,200
Other equity securities	3,462	83	—	3,545

Total	$191,106	$118	$(3,849)	$187,375

Investment securities at March 31, 2008, by contractual maturity, are shown below.

	Available for Sale
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$2,385	$2,401
Due after one year through five years	8,421	8,473
Due after five years through ten years	1,717	1,729
Due after ten years	45,612	44,207
Equity securities	63,568	61,217

Total	$121,703	$118,027

(1)	U.S. Government sponsored entities include the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC).
(2)	Underlying assets of mutual funds consist primarily of mortgage-backed securities.

Mortgage-backed Securities Available for Sale

Presented below is an analysis of mortgage-backed securities designated as available for sale:

	At March 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
FNMA mortgage-backed securities	$141,958	$501	$(602)	$141,857
FHLMC mortgage-backed securities	46,199	833	—	47,032
Collateralized mortgage obligations	3,831	—	(14)	3,817
Mortgage pass-through certificates (1)	599,391	1,186	(44,428)	556,149

Total	$791,379	$2,520	$(45,044)	$748,855

	At September 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
FNMA mortgage-backed securities	$163,656	$139	$(4,049)	$159,746
FHLMC mortgage-backed securities	50,541	135	(137)	50,539
Collateralized mortgage obligations	4,284	—	(18)	4,266
Mortgage pass-through certificates (1)	714,190	980	(13,498)	701,672

Total	$932,671	$1,254	$(17,702)	$916,223

(1)	Included in BankUnited’s portfolio of mortgage-backed securities as of March 31, 2008 and September 30, 2007 were securities with a fair value of $128 million and $179 million and cost of $161 million and $184 million, respectively, which were retained from BankUnited’s mortgage loan securitization in September 2005.

Mortgage-backed securities at March 31, 2008, by contractual maturity and adjusted for anticipated prepayments, are shown below.

	Available for Sale
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$187,141	$177,412
Due after one year through five years	383,394	361,760
Due after five years through ten years	140,794	132,727
Due after ten years	80,050	76,956

Total	$791,379	$748,855

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

The Company also considers ratings actions taken by any of the major credit ratings agencies in its evaluation for other than temporary impairment. As of March 31, 2008, none of the securities reviewed for other than temporary impairment had credit ratings lower than Aaa by Moody’s, or AA+ by Standard & Poor’s. None of the securities were downgraded during the six months ended March 31, 2008.

Mortgage-backed securities as of March 31, 2008 with unrealized losses in excess of 12 months are identified in the table below.

Description	Cost Basis	Fair Value	Loss	Loss %	Rating(1)
BSABS 03AC3	$5,952	$5,284	$668	11.2	Aaa
IMSA 2003-3A	19,889	18,022	1,867	9.4	Aaa
BUMT 2005-1 1A1	79,462	71,349	8,113	10.2	Aaa
BUMT 2005-1 1A3	44,360	37,862	6,498	14.6	Aaa
SASC 2001-15A B1	1,788	1,555	233	13.0	AA+
WAMMS 02-R3	3,349	3,161	188	5.6	Aaa
All other issues (2)	99,575	97,982	1,593	1.6	(2)

	$254,375	$235,215	$19,160

(1)	All ratings are by Moody’s, except SASC 2001-15A B1, which is Standard & Poor’s. Moody’s does not rate this security.
(2)	Includes 20 individual securities. Eighteen of these securities had ratings of Aaa; one had a rating of Aa2; and one had a rating of Aa3. None of these ratings have been changed since September 30, 2007. Each security included in this group had unrealized losses of less than 5%. The Company considered the length and severity of the unrealized loss of each security, the individual credit ratings and any trends thereof, projected cash flows and the Company’s ability and intent to hold these securities until recovery or maturity and concluded that these unrealized losses were not other than temporary.

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

The following table provides total one-to-four family loans, including loans held for sale, categorized between fixed rate mortgages and adjustable rate mortgages (“ARMs”) as of March 31, 2008 and September 30, 2007:

	As of March 31, 2008		As of September 30, 2007
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
One-to-four family residential loans:
Fixed rate loans	$1,584,473	14.8%	$1,499,757	13.8%
ARM loans:
Monthly payment option (1)	6,398,640	59.7	6,682,670	61.5
Select-My-Payment (1)	959,370	8.9	925,000	8.5
Non option ARM	1,781,555	16.6	1,761,253	16.2

Total ARM loans	9,139,565	85.2	9,368,923	86.2

Total one-to-four family residential loans (2)	$10,724,038	100.0%	$10,868,680	100.0%

(1)	As of March 31, 2008, payment option loans with a balance of $6.7 billion, representing 91% of the payment option portfolio, were negatively amortizing and approximately $354 million, or 4.8%, of the total payment option portfolio results from negative amortization. As of September 30, 2007, payment option loans with a balance of $6.7 billion, representing 89% of the payment option portfolio, were negatively amortizing and approximately $270 million, or 3.6%, of the total payment option portfolio results from negative amortization. These loans are subject to interest rate caps.
(2)	Including loans held for sale and excluding deferred costs, unearned discounts, premiums and allowance for loan losses.

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

As used in this Quarterly Report on Form 10-Q/A (the “Form 10-Q/A”), “BankUnited,” “we,” “us” and “our” refers to BankUnited Financial Corporation (“BankUnited”) and its consolidated subsidiaries, including BankUnited, FSB (the “Bank”). All significant intercompany transactions and balances associated with consolidated subsidiaries have been eliminated. The following discussion and analysis and the related financial data present a review of BankUnited’s consolidated operating results for the three month and six month periods ended March 31, 2008 and 2007 and consolidated financial condition as of March 31, 2008 and as of September 30, 2007. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in BankUnited’s Annual Report on Form 10-K.

This Form 10-Q/A contains forward-looking statements. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words and phrases such as: “will likely result,” “expect,” “will continue,” “anticipate,” “estimate,” “project,” “believe,” “intend,” “will,” “should,” “would,” “could,” “may,” “can,” “plan,” “target” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include, but are not limited to, discussions concerning:

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

Provision for Loan Losses

The provision for loan losses was $98 million for the three months ended March 31, 2008, compared to $4.0 million for the three months ended March 31, 2007 and reflects the amount required to record the allowance for loan losses at an adequate level at March 31, 2008. The provision largely reflected more severe deterioration in the residential housing market, particularly in specific markets in California and Florida. Management continuously updates the assumptions used in the model to incorporate multiple and more precise factors regarding unprecedented consumer behavior, housing price deterioration and increased foreclosures. Total nonperforming assets including loans held for sale were $682 million, or 4.75% of total assets at March 31, 2008 compared to $431 million, or 2.99%, at December 31, 2007 and $209 million, or 1.39% at September 30, 2007. Payment option loans represented the majority of the increase, amounting to $150 million at September 30, 2007, and $512 million at March 31, 2008. Increases in residential real estate-related nonperforming assets due to the effects of the weakened housing industry, housing price deterioration, and consumer behavior, especially with respect to payment option loans, contributed to the level of provision. See discussion in Overview, Asset Quality and Note (4) Loans Held in Portfolio to the Consolidated Financial Statements for information on BankUnited’s allowance for loan losses.

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

As of March 31, 2008, BankUnited had available borrowing capacity of $1.136 billion at the FHLB, compared to $850 million as of December 31, 2007. Borrowing capacity is based on total assets at the prior quarter end as well as the amount of pledged collateral adjusted by a discount percentage. The increase at March 31, 2008 reflects the impact of the increase in total assets applicable to the March 31, 2008 capacity (the prior quarter ended December 31, 2007). As of March 31, 2008, BankUnited had pledged eligible real estate loans and securities totaling $8.8 billion as collateral for borrowing from the FHLB.

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

•	Sixty-one percent of our one-to-four family residential portfolio was concentrated in loans secured by properties located in the state of Florida.

•	The weighted-average LTV using current balance of the residential loan portfolio and appraised value at the time of origination was 75.2% after adjusting for MI coverage.

•	The average borrower FICO credit score at time of origination was 709.

Residential payment option loans

Significant characteristics of the payment option portfolio as of March 31, 2008 were as follows:

•	Payment option loans represented 59% of total loans (including loans held for sale and excluding unearned premiums, discounts and deferred loan costs and allowance for loan losses).

•	$6.7 billion, or 91%, of the $7.4 billion in payment option loans had negative amortization of $354 million. This amount represented 4.8% of the total payment option loans outstanding.

•	The weighted average loan-to-value ratio (“LTV”) using current balance of the payment option portfolio and valuation of origination was 77.1% after adjusting for mortgage insurance (“MI”) coverage.

•	The average outstanding balance of a payment option loan in the portfolio was $327,000.

•	The average borrower credit score and appraised value at the time of origination was 708.

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

Period	115% Cap		Five-Year Limit		Totals
($ in thousands)	#	$	#	$	#	$
Prior to October 1, 2007	—	—	86	$24,118	86	$24,118
Quarter ended December 31, 2007	4	$1,699	15	4,003	19	5,702
Quarter ended March 31, 2008	41	13,580	18	4,010	59	17,590

Totals	45	$15,279	119	$32,131	164	$47,410

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

As of March 31, 2008, approximately $12.1 billion, or 98.1%, of loans excluding unearned premiums, discounts, deferred loan costs and allowance for loan losses, including loans held for sale, were secured by real property. Loans secured by properties in Florida were $7.4 billion, or 59.6% of all secured loans as of March 31, 2008, compared to $7.7 billion, or 61.4%, as of September 30, 2007. Due to this concentration, regional economic circumstances in Florida could affect the level of our non-performing loans. As of March 31, 2008, no other state represented more than 8% of our loan portfolio secured by real estate.

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

The following table sets forth information concerning our non-performing assets at the dates indicated:

	March 31, 2008	September 30, 2007
	(Dollars in thousands)
Non-accrual loans:
One-to-four family residential:
Payment option	$512,313	$149,749
Non-payment option	62,049	22,894

Total one-to-four family	574,362	172,643
Home equity loans and lines of credit	6,011	2,251
Multi-family	—	—
Commercial real estate	27,637	5,593
Construction	—	—
Land	—	—
Commercial	236	232
Consumer	9	91

Total non-accrual loans	608,255	180,810
Accruing loans more than 90 days past due as to interest or principal	271	23

Total non-performing loans	608,526	180,833
Repossessed assets other than REO	8	51
Real estate owned(1)	73,428	27,681

Total non-performing assets	$681,962	$208,565

Allowance for loan losses	$202,315	$58,623

Non-performing assets as a percentage of total assets	4.75%	1.39%
Non-performing loans as a percentage of total loans held in portfolio	4.86%	1.43%
Allowance for loan losses as a percentage of total loans held in portfolio	1.61%	0.46%
Allowance for loan losses as a percentage of non-performing loans	33.25%	32.42%
Net charge-offs as a percentage of average total loans (annualized)	0.42%	0.08%

(1)	We are not aware of any significant liability or contingent liability related to REO or loans that may be foreclosed.

The following table presents the changes in our non-performing loans during the first six months of fiscal 2008:

	Total Loans
	Dollar Amount	Number of Loans
	(Dollars in thousands)
Non-performing loans at September 30, 2007	$180,833	588
Loans placed on non-accrual status	568,676	1,755
Loans past due 90 days and still accruing	571	6
Loans past due 90 days and still accruing and transferred to non-accrual	(201)	(4)
Loans past due 90 days.... transferred to accrual	(87)	(1)
Foreclosed loans transferred to REO	(79,137)	(229)
Loan amounts charged off	(5,794)	(68)
Loans returned to accrual status or paid in full	(56,315)	(213)

Non-performing loans at March 31, 2008	$608,546	1,834

The following tables present one-to-four family residential non-performing loans by documentation type as of March 31, 2008 and September 30, 2007:

(Dollars in Thousands)

	FULL DOCUMENTATION EMPLOYMENT VERIFIED (2)	STATED INCOME/ VERIFIED ASSETS EMPLOYMENT VERIFIED (2)	REDUCED DOCUMENTATION EMPLOYMENT VERIFIED (2)	NO DOCUMENTATION	Total

ONE-TO-FOUR FAMILY RESIDENTIAL LOANS

As of March 31, 2008
Total Portfolio(1)	$1,696,877	$4,222,552	$2,966,108	$884,828	$9,770,365
Percentage of Total Portfolio	17.4%	43.2%	30.4%	9.0%	100%
Non-Performing Loans	$54,581	$255,056	$207,812	$49,628	$567,077
Percentage of Non-Performing Loans	9.6%	45%	36.6%	8.8%	100%
Non-Performing Loans as a Percentage of Total Portfolio	0.56%	2.61%	2.13%	0.51%	5.81%

Total Payment Option Loans	$912,637	$3,348,119	$2,293,330	$780,719	$7,334,805
Percentage of Total Portfolio	9.3%	34.3%	23.5%	8.0%	75.1%
Percentage of Total Payment Option Loans	12.4%	45.6%	31.3%	10.7%	100%
Non-Performing Payment Option Loans	$45,165	$231,332	$192,255	$43,562	$512,313
Percentage of Non-Performing Payment Option Loans	8.8%	45.2%	37.5%	8.5%	100%
Non-Performing Payment Option Loans as a Percentage of Total Portfolio	0.46%	2.37%	1.97%	0.45%	5.24%
Non-Performing Payment Option Loans as a Percentage of Total Payment Option Loans	0.62%	3.15%	2.62%	0.59%	6.98%

One-to-four family residential loans

(1)	Total one-to-four family residential portfolio balance excludes unearned discounts, premiums and deferred loan costs, and the allocation of loans in process. Also excludes specialty consumer mortgages which totaled $749 million at March 31, 2008.
(2)	For these loans employment is verified and a reasonableness test is applied to the level of income noted to the type of position verified.

The following table presents non-performing loans by documentation type as of September 30, 2007:

(Dollars in Thousands)

	FULL DOCUMENTATION EMPLOYMENT VERIFIED (2)	STATED INCOME/ VERIFIED ASSETS EMPLOYMENT VERIFIED (2)	REDUCED DOCUMENTATION EMPLOYMENT VERIFIED (2)	NO DOCUMENTATION	Total
ONE-TO-FOUR FAMILY RESIDENTIAL LOANS

As of September 30, 2007
Total Portfolio(1)	$1,836,250	$4,233,866	$3,118,721	$934,023	$10,122,860
Percentage of Total Portfolio	18%	42%	31%	9%	100%
Non-Performing Loans	$20,080	$77,702	$55,399	$18,400	$171,581
Percentage of Non-Performing Loans	12%	45%	32%	11%	100%
Non-Performing Loans as a Percentage of Total Portfolio	0.20%	0.77%	0.55%	0.18%	1.69%

Total Payment Option Loans	$972,616	$3,363,325	$2,416,687	$842,323	$7,594,951
Percentage of Total Portfolio	10%	33%	24%	8%	75%
Percentage of Total Payment Option Loans	13%	44%	32%	11%	100%
Non-Performing Payment Option Loans	$16,927	$67,150	$52,541	$13,130	$149,748
Percentage of Non-Performing Payment Option Loans	11%	45%	35%	9%	100%
Non-Performing Payment Option Loans as a Percentage of Total Portfolio	0.17%	0.66%	0.52%	0.13%	1.48%
Non-Performing Payment Option Loans as a Percentage of Total Payment Option Loans	0.22%	0.88%	0.69%	0.17%	1.96%

One-to-four family residential loans

(1)	Total one-to-four family residential portfolio balance excludes unearned discounts, premiums and deferred loan costs, and the allocation of loans in process. Also excludes specialty consumer mortgages which totaled $698 million at September 30, 2007.
(2)	For these loans employment is verified and a reasonableness test is applied to the level of income noted to the type of position verified.

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

Letter Agreements

Borrowers who experience short-term income interruptions or shortages may be considered for the Company’s letter agreement program. In this program, the Company may advance 1-4 monthly payments and enter into a letter agreement with the borrower for the repayment of the amounts advanced over 18-36 months, or at the end of the loan term. Advances under letter agreements are applied against the borrowers scheduled monthly payments due for the 1-4 months covered by the letter agreement. No modifications are made to the loan agreement, including the interest rate and repayment terms. If a borrower defaults on any payment, the loan is placed on nonaccrual. During the six months ended March 31, 2008, 81 letter agreements had been executed, providing for $454,000 in advances and covering loans with an aggregate unpaid principal balance of $26.2 million.

Loss Mitigation

Loss mitigation loans includes loans for which the Company has granted a concession, usually in the form of a below market interest rate, to enable the borrower to service the debt and forestall more significant collection action. As of March 31, 2008, this activity was not significant.

Real Estate Owned

The following table presents the changes in our REO during the second quarter of fiscal 2008:

REO roll forward	Total Properties
	Dollar Amount	Number of Properties
	(Dollars in thousands)
Properties at September 30, 2007	$27,681	93
Transfers from loan portfolio at estimated net realizable value (after charge-off) (1)	63,147	233
Additional write-down to fair value	(143)	—
Sales (2)	(17,257)	(60)

Total Properties at March 31, 2008 (3)	$73,428	266

(1)	Includes properties that we acquired before loans were in non-accruing status, net of $15.0 million in charge-offs.
(2)	Includes losses on sales of $328,000.
(3)	Of the total $73.4 million in REO at March 31, 2008, approximately $21.5 million had $4.6 million in mortgage insurance coverage.

The following table provides details of REO by state:

Real Estate Owned by state	As of March 31, 2008		As of September 30, 2007
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Florida	$20,665	28.14%	$10,050	36.31%
Virginia	11,076	15.08	2,574	9.30
California	10,797	14.70	2,582	9.33
Arizona	10,555	14.37	2,850	10.29
Other (states with less than 10%)	20,335	27.71	9,625	34.77

Total REO	$73,428	100.00%	$27,681	100.00%

Real estate acquired through foreclosure has increased from $729,000 at September 30, 2006, to $27.7 million at September 30, 2007 and $73.4 million at March 31, 2008. The increase over this period is reflective of the increased levels of residential loan defaults noted throughout the nation, and especially in Florida. The Company expects loan defaults to continue and possibly increase for the remainder of fiscal 2008 and into fiscal 2009, resulting in further additions to REO.

From October 1, 2007 through March 31, 2008, the Company sold approximately 60 foreclosed properties resulting in sales proceeds of $17.3 million, compared to approximately 20 properties resulting in sales proceeds of $4.5 million during the entire 6 year period ended September 30, 2007. The Company has observed that the average time from repossession of foreclosed real estate until the sale of the property has been approximately six months for the first six months of fiscal year 2008, compared to seven months for prior years’ sales. The relatively low level of activity in periods prior to October 1, 2007 and the relative strength of the real estate markets during those periods have the potential to distort comparisons to more recent activity.

Realized sales proceeds from sales of REO during the three months ended December 31, 2007 and the three and six months ended March 31, 2008, plus mortgage insurance proceeds applicable to some of the properties sold during these periods, amounted to approximately 96%, 93% and 94% of the carrying value of the properties sold during those periods, respectively. Net losses on the sale of REO totaled $323,000, $725,000, and $1.0 million, for the three months ended December 31, 2007, and the three and six months ended March 31, 2008, respectively. Writedowns due to declines in fair value amounted to $0, $176,000, and $176,000 for the three months ended December 31, 2007, and the three and six months ended March 31, 2008, respectively.

While the Company has not seen any clearly discernible trends in the period of time it has taken to sell REO over the past six months, the realization percentage as noted above has declined 3 percentage points. Current market conditions have increasingly reflected greater default rates, as well as significant housing price declines in the geographic markets where the Company has made loans. These market conditions are likely to result in lower sales prices, longer marketing periods to sell, or both, for future real estate owned activity, which could result in greater charge-offs at the time REO is acquired, and greater losses due to impairment of value during the period REO is held until disposal. Additionally, greater activity may also result in greater maintenance and repair costs associated with the holding and disposal of REO. As a result of higher default rates and greater foreclosure activity, the Company has increased staff dedicated to managing this activity.

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

	No. of Claims	Amount
Claims filed	166	$12,506
Claims pending	89	6,583
Claims paid	68	5,231
Claims denied	9	605

Claims pending as of March 31, 2008 included $1.5 million submitted in the quarter ended December 31, 2007 and $5.1 million submitted in the quarter ended March 31, 2008.

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

As of March 31, 2008, three insurance companies represented 81% of the total amount insured. The largest single concentration, representing 47% of the total amount insured, was insured by a diversified insurance company rated AA+ by S&P; the second largest concentration, representing 20% of the total amount insured, was with an insurance company rated AA by S&P; and the third largest concentration, representing 14% of the total amount insured, was also with an insurance company rated AA by S&P. The remaining 19% of the amount insured was placed with four other mortgage insurance companies with S&P ratings from AA- to BBB.

The following table sets forth the change in BankUnited’s allowance for loan losses for the three months and six months ended March 31, 2008 and 2007.

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2008	2007	2008	2007
	(In thousands)
Allowance for loan losses, balance (at beginning of period)	$117,658	$39,192	$58,623	$36,378
Provisions for loan losses	98,000	4,000	163,000	8,000
Loans charged off:
One-to-four family residential	(18,180)	(78)	(24,062)	(112)
Construction and land	—	(1,321)	(127)	(2,651)
Commercial	(160)	(131)	(534)	(162)
Consumer	(1,032)		(2,808)

Total loans charged off	(19,372)	(1,530)	(27,531)	(2,925)

Recoveries:
One-to-four family residential(1)	6,023	1	8,209	35
Commercial	6	89	9	260
Consumer	—	75	5	79

Total recoveries	6,029	165	8,223	374

Allowance for loan losses, balance (at end of period)	$202,315	$41,827	$202,315	$41,827

(1)	Fiscal 2008 recoveries include $6.0 million for the three months and $8.2 million for the six months ended March 31, 2008 in expected payments from mortgage insurance companies for claims.

The following table sets forth BankUnited’s allocation of the allowance for loan losses by category as of March 31, 2008 and September 30, 2007.

	March 31, 2008	September 30, 2007
	(In thousands)
Balance at the end of the period applicable to:
One-to-four family residential	$125,811	$26,787
Home equity loans and lines of credit	7,256	6,850
Multi-family	1,450	960
Commercial real estate	36,870	8,092
Construction	2,026	1,173
Land	3,465	2,426
Commercial	4,689	4,331
Consumer	7,516	880
Unallocated (1)	13,232	7,124

Total allowance for loan losses	$202,315	$58,623

(1)	The unallocated component of the allowance for loan losses reflects management’s evaluation of conditions that are not directly attributable to credit risk, inherent in specific loan products (due to the imprecision that is inherent in credit loss estimation techniques). The conditions evaluated in connection with the unallocated allowance include national and local economic trends and conditions, industry conditions, recent loan portfolio performance, loan growth and concentrations, changes in underwriting criteria, and the regulatory and public policy environment.

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

As of September 30, 2007 and March 31, 2008, one-to-four family residential loans represented approximately 85% and 86%, respectively, of the Company’s total outstanding loans balance. At September 30, 2007 and March 31, 2008, non-performing residential loans represented 96% and 94% of total non-performing loans, respectively. Historically, these loans have resulted in a lower percentage of loan losses when compared to non-residential loans due to the significance of the underlying collateral. Since mid-2007, the Company has experienced significant increases in non-performing assets, the most significant component of which were represented by residential loans. The level of allowance attributable to residential loans increased from .25% of these loans to 1.19% from September 30, 2007 to March 31, 2008. This increase is consistent with the increase in the amount of non-performing residential loans from $172 million at September 30, 2007 to $367 million at December 31, 2007 and $574 million at March 31, 2008. The Company’s methodology in estimating losses inherent in the loan portfolio has remained substantially unchanged but has been updated for increases in historical loss factors and an improved understanding of the behavior of subsets of the portfolio resulting from actual experience. As a result of these factors, while the Company’s allowance for loan losses has increased substantially commensurate with the increase in non-performing residential loans, the ratio of the allowance to non-performing loans is lower due to the historically lower level of loss associated with residential loans when contrasted with non-residential loans.

In addition to the increase in non-performing residential loans, the impact of lower volume of residential home sales by developers resulted in approximately $22 million of commercial real estate loans becoming impaired as of March 31, 2008, compared to none as of September 30, 2007. Additionally, impaired consumer loans increased from $923,000 to $7.7 million over the same period. The amount of allowance allocated to impaired loans totaled $13.2 million at March 31, 2008.

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

Changes in interest rates could also adversely affect our financial condition by reducing the value of our derivative instruments. We use derivative instruments as part of our interest rate risk management activities to reduce risk associated with our borrowing activities. Our use of derivative instruments, however, exposes us to credit risk and market risk. Our credit risk is heightened when the fair value of a derivative contract is positive, which generally means that a counterparty owes money to us. We try to minimize credit risk in derivative instruments by entering into transactions with high-quality counterparties. While our derivatives balance as of March 31, 2008 is a net credit of $1.6 million, there can be no assurance that our financial evaluation of a counterparty will be accurate or that its financial status will not change.

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

As of March 31, 2008, we also had credit lines of $7.2 billion under our FHLB Atlanta credit line of which $6.0 billion (including $155 million in letters of credit) was outstanding. Such borrowings from the FHLB Atlanta were secured by a pledge of approximately $8.8 billion of our mortgage loans and other eligible collateral. Our total credit line with the FHLB Atlanta is approximately 50% of the Bank’s assets at each prior quarter’s end. The FHLB Atlanta has the right to re-evaluate our credit line and has the ability to adjust our borrowing capacity. Failure to pay interest or principal on this debt could adversely affect our business by causing us to lose our collateral and the FHLB Atlanta as a funding source. In addition to our FHLB Atlanta borrowings, we had $123 million in repurchase agreements outstanding as of March 31, 2008 all of which are secured by mortgage-backed securities or other investment securities.

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

As of March 31, 2008, we had outstanding $184 million of HiMEDS equity units. Each unit has a stated amount of $50 and is comprised of (i) a 3-year purchase contract which will obligate the holder to purchase from BankUnited on May 17, 2010 a certain number of shares of our Class A common stock (ii) a 1/20 undivided beneficial interest in $1,000 principal amount of our 6.37% Senior Notes due May 17, 2012. Holders of the HiMEDS are entitled to receive quarterly contract adjustment payments at a rate of 0.38% per year of the stated amount of $50 per unit. The interest payment on the Senior Notes combined with the contract adjustment payments result in a total annual distribution rate of 6.75%. Based on the current price of our Class A common stock, each $50 HiMEDS unit will convert into 2.1368 shares of our Class A common stock, subject to adjustment for certain anti-dilution events.

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

Date: June 13, 2008

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