Form 10-Q
period 2008-06-30
BANKUNITED FINANCIAL CORP
filed 2008-08-25
CIK 894490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

The number of shares outstanding of the registrant’s common stock at the close of business on, July 31, 2008 was 35,170,593 shares of Class A Common Stock, $0.01 par value, and 485,721 shares of Class B Common Stock, $0.01 par value.

This Form 10-Q contains 72 pages.

The Index to Exhibits appears on page 72.

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q REPORT FOR THE QUARTER ENDED JUNE 30, 2008

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

	June 30, 2008	September 30, 2007
	(Dollars in thousands, except per share amounts)
ASSETS
Cash	$69,155	$54,502
Federal Home Loan Bank of Atlanta (FHLB) overnight deposits	301,883	456,775
Federal funds sold	86,076	1,658

Cash and cash equivalents	457,114	512,935

Investment securities available for sale, at fair value	112,206	187,375
Mortgage-backed securities available for sale, at fair value (including assets pledged of $149,996 and $231,740 at June 30, 2008 and September 30, 2007, respectively)	661,511	916,223
Mortgage loans held for sale at lower of cost or market	91,166	174,868
Loans held in portfolio	12,073,840	12,384,842
Add: Unearned discounts, premiums and deferred loan costs, net	217,939	235,454
Less: Allowance for loan losses	(309,645)	(58,623)

Loans held in portfolio, net	11,982,134	12,561,673

FHLB stock and other earning assets	259,485	305,535
Office properties and equipment, net	61,166	66,749
Real estate owned	117,325	27,732
Accrued interest receivable	73,686	86,182
Deferred tax asset, net of valuation allowance	52,182	—
Mortgage servicing rights	25,956	20,631
Goodwill	28,353	28,353
Bank owned life insurance	125,648	122,100
Prepaid expenses and other assets	71,579	35,915

Total assets	$14,119,511	$15,046,271

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Interest bearing deposits	$7,278,073	$6,747,888
Non-interest bearing deposits	328,191	342,499

Total deposits	7,606,264	7,090,387

Securities sold under agreements to repurchase	93,961	143,072
Advances from FHLB	5,129,350	6,234,350
Convertible senior notes	120,000	120,000
HiMEDS Units senior notes	184,000	184,000
Junior subordinated debt	12,500	12,500
Trust preferred securities and subordinated debentures	237,261	237,261
Interest payable	35,829	39,480
Advance payments by borrowers for taxes and insurance	73,034	97,452
Accrued expenses and other liabilities	51,673	75,803

Total liabilities	13,543,872	14,234,305

Commitments and Contingencies (See Note (12))
Stockholders’ Equity:
Preferred stock, $0.01 par value	13	11
Authorized shares—10,000,000
Issued shares—1,264,853 and 1,131,153
Outstanding shares—1,238,133 and 1,104,433
Treasury shares—26,720	(528)	(528)
Class A Common Stock, $0.01 par value	374	371
Authorized shares—500,000,000
Issued shares—37,331,739 and 37,075,365
Outstanding shares—35,170,593 and 34,907,982
Treasury shares—2,161,146 and 2,167,383	(43,297)	(43,297)
Class B Common Stock, $0.01 par value	7	7
Authorized shares—3,000,000
Issued shares—719,947
Outstanding shares—485,721 and 473,747
Treasury shares—234,226 and 246,200	(2,758)	(2,802)
Additional paid-in capital	520,634	513,042
Retained earnings	146,233	356,197
Deferred compensation	2,202	2,048
Accumulated other comprehensive loss	(47,241)	(13,083)

Total stockholders’ equity	575,639	811,966

Total liabilities and stockholders’ equity	$14,119,511	$15,046,271

See accompanying condensed notes to consolidated financial statements

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2008	2007	2008	2007
	(Dollars and shares in thousands, except per share data)
Interest income:
Interest and fees on loans	$179,377	$220,886	$603,288	$648,941
Interest on mortgage-backed securities	10,210	12,071	33,053	39,178
Interest and dividends on investments and other interest-earning assets	7,972	7,114	22,531	22,822

Total interest income	197,559	240,071	658,872	710,941

Interest expense:
Interest on deposits	68,487	77,405	222,349	219,464
Interest on borrowings	67,250	75,613	219,774	232,423
Preferred dividends of trust preferred securities and subordinated debentures	3,221	5,074	12,226	15,939

Total interest expense	138,958	158,092	454,349	467,826

Net interest income before provision for loan losses	58,601	81,979	204,523	243,115
Provision for loan losses	130,000	4,400	293,000	12,400

Net interest (loss) income after provision for loan losses	(71,399)	77,579	(88,477)	230,715

Non-interest (loss) income:
Loan servicing fees	1,379	1,769	4,218	5,498
Amortization of mortgage servicing rights	(1,429)	(945)	(4,014)	(2,614)
Impairment of mortgage servicing rights	—	—	(3,259)	(965)
Loan fees	1,160	1,387	3,593	3,726
Deposit fees	1,839	1,447	5,157	4,431
Other fees	658	759	2,045	2,127
Net gain (loss) on sale of investments and mortgage-backed securities	—	—	341	(524)
Other-than-temporary impairment on investment securities	(25,140)	—	(51,667)	—
Net gain on sale of loans and other assets	1,617	505	5,982	9,575
Income from insurance and investment services	1,829	1,687	5,223	3,959
Loss on swaps	—	—	—	(318)
Loss on loans held for sale	(1,554)	—	(3,571)	—
Other non-interest income	1,401	1,731	6,126	5,186

Total non-interest (loss) income	(18,240)	8,340	(29,826)	30,081

Non-interest expense:
Employee compensation and benefits	26,993	26,283	81,411	77,121
Occupancy and equipment	10,352	9,735	31,325	27,842
Telecommunications and data processing	3,247	3,248	10,061	9,011
Advertising and promotion expense	1,475	2,317	4,507	6,335
Professional fees	3,676	1,984	10,056	5,443
Other	10,891	6,929	31,462	21,117

Total non-interest expense	56,634	50,496	168,822	146,869

(Loss) income before income taxes	(146,273)	35,423	(287,125)	113,927
(Benefit) provision for income taxes	(28,577)	12,214	(78,145)	38,946

Net (loss) income	$(117,696)	$23,209	$(208,980)	$74,981

(Loss) earnings per share:
Basic	$(3.35)	$0.65	$(5.96)	$2.06

Diluted	$(3.35)	$0.62	$(5.96)	$1.97

Weighted average number of common shares outstanding:
Basic	35,153	35,779	35,131	36,141
Diluted	35,153	37,671	35,131	38,137
Dividends declared per share on common stock	$0.005	$0.005	$0.015	$0.015

See accompanying condensed notes to consolidated financial statements

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	For the Nine Months Ended June 30, 2008 and 2007
	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Deferred Compensation	Accumulated Other Comprehensive Loss Net of Tax	Total Stockholders’ Equity
	(In thousands)
Balance at September 30, 2007	$11	$378	$513,042	$356,197	$(46,627)	$2,048	$(13,083)	$811,966
Comprehensive loss:
Net loss for the nine months ended June 30, 2008	—	—	—	(208,980)	—	—	—	(208,980)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(34,158)	(34,158)

Total comprehensive loss	—	—	—	—	—	—	—	(243,138)
Payment of dividends	—	—	—	(984)	—	—	—	(984)
Transfer to tax benefit for stock-based compensation	—	—	—	—	—	—	—	—
Stock option exercises and restricted stock awards	2	3	7,592	—	44	154	—	7,795
Tax benefit from stock-based compensation	—	—	—	—	—	—	—	—

Balance at June 30, 2008	$13	$381	$520,634	$146,233	$(46,583)	$2,202	$(47,241)	$575,639

Balance at September 30, 2006	$10	$374	$503,585	$276,078	$(8,556)	$2,048	$(20,379)	$753,160
Comprehensive income:
Net income for the nine months ended June 30, 2007	—	—	—	74,981	—	—	—	74,981
Other comprehensive income, net of tax	—	—	—	—	—	—	4,146	4,146

Total comprehensive income	—	—	—	—	—	—	—	79,127
Payment of dividends	—	—	—	(945)	—	—	—	(945)
Company stock acquired	—	—	—	—	(32,670)	—	—	(32,670)
Stock option exercises and restricted stock awards	1	3	8,057	—	—	—	—	8,061
Tax benefit from stock-based compensation	—	—	1,072	—	—	—	—	1,072
Forward purchase contract	—	—	(1,866)	—	—	—	—	(1,866)

Balance at June 30, 2007	$11	$377	$510,848	$350,114	$(41,226)	$2,048	$(16,233)	$805,939

See accompanying condensed notes to consolidated financial statements

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended June 30,
	2008	2007
	(In thousands)
Cash used in operating activities	$(647,799)	$(224,357)

Cash flows from investing activities:
Net decrease (increase) in loans held in portfolio	197,877	(858,083)
Purchase of investment securities available for sale	(27,352)	(26,184)
Purchase of FHLB stock and other earning assets	(36,295)	(124,788)
Purchase of office properties and equipment	(6,622)	(23,215)
Proceeds from repayments of investment securities available for sale	25,056	76,556
Proceeds from repayments of mortgage-backed securities available for sale	191,520	239,129
Proceeds from repayments of FHLB stock and other earning assets	86,007	97,245
Proceeds from sale of investment securities available for sale	57,783	63,914
Proceeds from sale of mortgage-backed securities available for sale	734,488	169,805
Proceeds from sale of real estate owned and other assets	31,785	2,340
Proceeds from sale of office properties and equipment	—	607

Net cash provided by (used in) investing activities	1,254,247	(382,674)

Cash flows from financing activities:
Net increase in deposits	515,877	888,895
Additions to long-term FHLB advances	1,750,000	3,735,000
Repayments of long-term FHLB advances	(2,545,000)	(3,015,000)
Net decrease in short-term FHLB advances	(310,000)	(159,990)
Net decrease in other borrowings	(49,111)	(787,019)
Net decrease in advances from borrowers for taxes and insurance	(24,418)	(20,077)
Net proceeds from issuance of trust preferred securities	—	100,000
Redemption of trust preferred securities	—	(66,262)
Net proceeds from issuance of HiMEDS Units senior notes	—	178,298
Net proceeds from issuance of stock	426	2,250
Purchase of treasury stock	—	(32,670)
Tax benefit from stock-based compensation	941	1,072
Dividends paid on stock	(984)	(945)

Net cash (used in) provided by financing activities	(662,269)	823,552

(Decrease) increase in cash and cash equivalents	(55,821)	216,521
Cash and cash equivalents at beginning of period	512,935	66,655

Cash and cash equivalents at end of period	$457,114	$283,176

Supplemental schedule of non-cash investing and financing activities:
Exchange of loans for mortgage-backed securities in loan sales transaction with FNMA and FHLMC	$726,105	$155,497
Transfer of loans from portfolio to loans held for sale	$242	$130,207
Transfer of loans held for sale to portfolio	$19,325	$36,946
Transfers from loans to real estate owned	$161,368	$9,840

See accompanying condensed notes to consolidated financial statements

BANKUNITED FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2008

(1) Principles of Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of BankUnited Financial Corporation (“BankUnited,” the “Company,” “we,” “us,” and “our”) and its consolidated subsidiaries, including BankUnited, FSB (the “Bank”). All significant intercompany transactions and balances associated with consolidated subsidiaries have been eliminated.

The unaudited consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”) and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the three and nine months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008. These condensed notes should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in BankUnited’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

In addition to these policies see the following paragraph for a discussion of loans held in portfolio.

Loans held in portfolio

Loans held in portfolio are loans which management has the intent and ability to hold for the foreseeable future, are considered long-term investments and, accordingly, are carried at historical cost. The loan portfolio consists primarily of real estate loans collateralized by first mortgages. The length of the foreseeable future is a management judgment which is determined based on the type of loan, asset/liability strategies, business strategies and current economic and market conditions. Management’s view of the foreseeable future may change based on changes in these conditions resulting in a change in management’s intent.

The Company has traditionally been a portfolio lender. Beginning in fiscal 2005, the Company began selling loans on the secondary market to diversify its income. Initially, the loans identified for sale were flagged using a manual process which necessitated tracking each loan specifically. Beginning in October 2006, the Company implemented an automated system which eliminated the need for manual tracking. Triggers for transfer to the held for sale category would include loans for which the company no longer had the intent or ability to hold for the foreseeable future or to maturity. Triggers for transfers to the portfolio, would include those loans that are no longer saleable due to credit, performance, or market conditions.

(2) Impact of Certain Accounting Pronouncements

FIN No. 48

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN No. 48”), an Interpretation of Statement of Financial Accounting Standards No.109 Accounting for Income Taxes, to clarify the requirements of Statement of Financial Accounting Standards (“SFAS”) No.109 relating to the recognition of income tax benefits.

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

BankUnited remains subject to examination by federal and state tax jurisdictions for its fiscal years ended September 30, 2006 and 2007.

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements.

This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. BankUnited will adopt this statement, as applicable, in its fiscal year beginning October 1, 2008.

Management is in process of evaluating the impact of the adoption of this statement on BankUnited’s financial statements.

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS No. 115.

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

Management is in process of evaluating the impact of the adoption of this statement on BankUnited’s financial statements. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operation.

SFAS No. 141(R)

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. This statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS No. 141(R) are effective for financial statements issued for fiscal years beginning after December 15, 2008. BankUnited will adopt this statement, as applicable, in its fiscal year beginning October 1, 2009. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operation.

SFAS No. 160

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — An Amendment of Accounting Research Bulletin (“ARB”) No. 51. This statement amends ARB No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). In addition, SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. The provisions of SFAS No. 160 will be effective for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. BankUnited will adopt this statement, as applicable, in its fiscal year beginning October 1, 2009. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operation.

SAB No. 109

In November 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 109, Written Loan Commitments Recorded at Fair Value through Earnings.

        SAB No. 109 expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. SAB No. 105, “Application of Accounting Principles to Loan Commitments”, provided the views of the staff regarding derivative loan commitments that are accounted for at fair value through earnings pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SAB No. 105 stated that in measuring the fair value of a derivative loan commitment, the staff believed it would be inappropriate to incorporate the expected net future cash flows related to the associated servicing of the loan. SAB No. 109 supersedes SAB No. 105 and expresses the current view of the staff that, consistent with the guidance in SFAS No. 156, “Accounting for Servicing of Financial Assets,” and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB No. 105 also indicated that the staff believed that internally-developed intangible assets (such as customer relationship intangible assets) should not be recorded as part of the fair value of a derivative loan commitment. This SAB retains that staff view and broadens its application to all written loan commitments that are accounted for at fair value through earnings.

SAB No. 109 was effective on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. BankUnited adopted this statement, in its fiscal quarter beginning January 1, 2008 with no material effect on the consolidated financial statements.

SFAS No. 161

On March 19, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement 133. SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. BankUnited does not expect the adoption of SFAS No. 161 to have a material effect on its consolidated financial statements. BankUnited will adopt this statement, as applicable, in its fiscal quarter beginning January 1, 2009.

SFAS No. 162

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Principles. SFAS No. 162 outlines the order of authority for the sources of accounting principles. SFAS No.162 is effective 60 days following the SEC’s approval of the Public Accounting Company Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect SFAS No. 162 to have an impact on its consolidated financial statements and required disclosures.

FSP No. FAS 140-3

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS No. 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions. The objective of this FSP is to provide implementation guidance on accounting for a transfer of a financial asset and a repurchase financing. This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140. However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS No. 140. FSP No.140-3 is effective for fiscal years beginning after November 15, 2008. BankUnited will adopt this statement, as applicable, in its fiscal year beginning October 1, 2009. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operation.

FSP No. 142-3

In April 2008, the FASB FSP No.142-3, Determination of the Useful Life of Intangible Assets. FSP No.142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. In developing assumptions about renewal or extension, FSP No.142-3 requires an entity to consider its own historical experience (or, if no experience, market participant assumptions) adjusted for relevant entity-specific factors in paragraph 11 of SFAS No. 142. FSP No. 142-3 expands the disclosure requirements of SFAS No. 142 and is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, with early adoption prohibited. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The Company does not expect the adoption of FSP No. 142-3 to have a material impact on its consolidated financial position or results of operations.

FSP No. APB 14-1

On May 9, 2008 the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP No. APB 14-1 requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The guidance will result in companies recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. FSP No. APB 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting FSP No. APB 14-1 on its consolidated financial statements.

FSP No. EITF 03-6-1

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provision in this FSP. Early application of this FSP is prohibited. The Company is currently evaluating the impact of adopting this FSP may have on earnings per share, but does not expect it will have a material impact.

(3) Change in Fixed Assets Useful Lives

During the third quarter of 2008, the Company completed a historical review of the useful lives of certain information technology hardware assets. The Company determined that the actual service period of certain information technology hardware assets was greater than the useful lives originally estimated. As such, the Company extended the useful lives of these information technology hardware assets from three years to four or five years, based on the asset type. The extension of depreciable lives is treated as a change in accounting estimate and was made on a prospective basis effective June 1, 2008. For the three and nine months ended June 30, 2008, depreciation expense was $103 thousand less than what it would have been had the depreciable lives not been extended. The effect of this change had no material impact on basic and diluted earnings per share for the three and nine months ended June 30, 2008.

(4) Investments and Mortgage-backed Securities Available for Sale

Investments Securities Available for Sale

Presented below is an analysis of investments designated as available for sale.

	At June 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Preferred stock of U.S. government sponsored entities (1)	$31,082	$—	$(3,173)	$27,909
Trust preferred securities of other issuers	10,977	—	(903)	10,074
Mutual funds and other bonds (2)	79,343	212	(5,332)	74,223

Total	$121,402	$212	$(9,408)	$112,206

	At September 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. government sponsored entity debt securities (1)	$25,000	$—	$(23)	$24,977
Preferred stock of U.S. government sponsored entities (1)	39,933	—	(2,772)	37,161
Trust preferred securities of other issuers	4,000	—	(311)	3,689
Mutual funds and other bonds (2)	117,511	35	(743)	116,803
Other investment notes	1,200	—	—	1,200
Other equity securities	3,462	83	—	3,545

Total	$191,106	$118	$(3,849)	$187,375

(1)	U.S. government sponsored entities (GSEs) include the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC).
(2)	Underlying assets of mutual funds consist primarily of mortgage-backed securities.

Investment securities at June 30, 2008, by contractual maturity, are shown below.

	Available for Sale
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$4,393	$4,413
Due after one year through five years	8,981	9,065
Due after five years through ten years	543	549
Due after ten years	44,049	42,608
Equity securities	63,436	55,571

Total	$121,402	$112,206

Mortgage-backed Securities Available for Sale

Presented below is an analysis of mortgage-backed securities designated as available for sale:

	At June 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
FNMA mortgage-backed securities	$129,463	$204	$(2,055)	$127,612
FHLMC mortgage-backed securities	43,812	528	(25)	44,315
Collateralized mortgage obligations	3,774	—	(13)	3,761
Mortgage pass-through certificates (1)	522,447	21	(36,645)	485,823

Total	$699,496	$753	$(38,738)	$661,511

	At September 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
FNMA mortgage-backed securities	$163,656	$139	$(4,049)	$159,746
FHLMC mortgage-backed securities	50,541	135	(137)	50,539
Collateralized mortgage obligations	4,284	—	(18)	4,266
Mortgage pass-through certificates (1)	714,190	980	(13,498)	701,672

Total	$932,671	$1,254	$(17,702)	$916,223

(1)	Included in BankUnited’s portfolio of mortgage-backed securities as of June 30, 2008 and September 30, 2007 were securities with a fair value of $117 million and $179 million and amortized cost of $133 million and $184 million, respectively, which were retained from BankUnited’s mortgage loan securitization in September 2005.

Mortgage-backed securities at June 30, 2008, by contractual maturity and adjusted for anticipated prepayments, are shown below.

	Available for Sale
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$196,641	$185,963
Due after one year through five years	325,563	307,884
Due after five years through ten years	103,722	98,089
Due after ten years	73,570	69,575

Total	$699,496	$661,511

Based on the internal model used by BankUnited, estimated average duration of the mortgage-backed securities portfolio as of June 30, 2008 was 1.6 years. This duration extends to 1.9 years in a hypothetical scenario that immediately adds 100 basis points to market interest rates. The model used by BankUnited is based on assumptions that may differ from the eventual outcome.

As June 30, 2008, of a total portfolio of $662 million of mortgage-backed securities, the Company held $117 million of securities backed by loans originated by BankUnited with negative amortization (“BUMT 2005-1 securities”), and $696 thousand of securities backed by subprime mortgages which were not originated by BankUnited. These securities had gross unrealized losses of $16.2 million as of June 30, 2008. As of June 30, 2008, the total amount outstanding of BUMT 2005-1 securities, including amounts not held by BankUnited was $273 million. Mortgage loans backing these securities as of June 30, 2008 totaled $266 million including negative amortization of $14.9 million

The following tables provide information on unrealized losses for investments and mortgage-backed securities available for sale as of June 30, 2008 and September 30, 2007. The fair values of investments and mortgage-backed securities available for sale with unrealized gains are not included in the tables below.

	As of June 30, 2008
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)
	(In thousands)
Available for sale securities
Investment securities:
Trust preferred securities of other issuers	$6,850	$(903)	$—	$—	$6,850	$(903)
Debt securities of GSEs (2)	—	—	—	—	—	—
Preferred stock of GSEs (2)	27,909	(3,173)	—	—	27,909	(3,173)
Mutual funds and other bonds (3)	53,763	(5,332)	—	—	53,763	(5,332)

Total investment securities	$88,522	$(9,408)	$—	$—	$88,522	$(9,408)

Mortgage-backed securities:
FNMA mortgage-backed securities	$55,652	$(941)	$46,901	$(1,114)	$102,553	$(2,055)
FHLMC mortgage-backed securities	10,392	(25)	—	—	10,392	(25)
Collateralized mortgage obligations	—	—	697	(13)	697	(13)
Mortgage pass-through certificates	249,208	(14,822)	226,216	(21,823)	475,424	(36,645)

Total mortgage-backed securities	$315,252	$(15,788)	$273,814	$(22,950)	$589,066	$(38,738)

	As of September 30, 2007
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)	Fair Value	Unrealized Losses (1)
	(In thousands)
Available for sale securities
Investment securities:
Trust preferred securities of other issuers	$1,889	$(111)	$1,800	$(200)	$3,689	$(311)
GSEs debt securities (2)	—	—	24,977	(23)	24,977	(23)
Preferred stock of GSEs (2)	28,451	(2,772)	—	—	28,451	(2,772)
Mutual funds and other bonds (3)	5,718	(18)	27,638	(725)	33,356	(743)

Total investment securities	$36,058	$(2,901)	$54,415	$(948)	$90,473	$(3,849)

Mortgage-backed securities:
FNMA mortgage-backed securities	$—	$—	$135,629	$(4,049)	$135,629	$(4,049)
FHLMC mortgage-backed securities	—	—	19,849	(137)	19,849	(137)
Collateralized mortgage obligations	—	—	959	(18)	959	(18)
Mortgage pass-through certificates	115,585	(5,205)	426,293	(8,293)	541,878	(13,498)

Total mortgage-backed securities	$115,585	$(5,205)	$582,730	$(12,497)	$698,315	$(17,702)

(1)	These unrealized losses are not considered to be other-than-temporary based on management’s evaluation.
(2)	GSEs include FNMA and FHLMC.
(3)	Underlying assets of mutual funds consist primarily of mortgage-backed securities.

BankUnited monitors its investment in available for sale securities for other-than-temporary impairment. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer of the securities; and the intent and ability to retain the security in order to allow for an anticipated recovery in fair value. The Company considers the decline in the value of debt and equity securities classified as available for sale as of June 30, 2008 to be temporary and we have the ability and intent to hold these securities until recovery, which could be maturity. Evaluation of these securities at future dates could result in a determination that impairment as of such future dates, if any, is other than temporarily impaired.

During the three months ended June 30, 2008, BankUnited recorded other-than-temporary impairment charges of $25.1 million, including $800 thousand relating to subordinated debt and $24.3 million relating to certain mortgage backed securities. During the nine months ended June 30, 2008, BankUnited recorded other-than-temporary impairment charges of $51.7 million, including $8.9 million relating to certain preferred stock, $40.5 million relating to certain mortgage-backed securities, $1.3 million relating to certain corporate debt securities and $1.0 million relating to subordinated bank debt and other securities. Each of these securities has had significant unrealized losses for the past 12 months. Evaluation of these securities in the future and other securities which had temporary declines in value as of June 30, 2008, could lead to a determination that additional other-than-temporary impairments have occurred.

The preferred stock, subordinated debt and corporate debt were written down to market value due to uncertainty of the timing and potential for market recovery of the issuers. The preferred stock was issued by GSEs and the subordinated debt was issued by financial institutions. The mortgage backed securities represent several subordinate classes of BankUnited’s 2005 securitization. Based on cash flow projections of the underlying mortgages as of June 30, 2008, and assuming current loss trends continue, BankUnited estimated that loss projections could completely erode the value of certain subordinate classes, and significantly erode the value of several other subordinate classes. As of June 30, 2008, BankUnited continued to hold securities with an aggregate fair value of $117 million and unrealized losses of $16.2 million arising from the 2005 securitization. As of July 31, 2008, the unrealized loss on these securities increased to $28.9 million. Approximately 89% of the increase in the unrealized loss relates to securities which are rated Aaa by Moody’s. BankUnited reviewed the projected losses, cash flows, and coverage levels of these securities. Additionally, the length of time these securities have had unrealized losses was considered. Based on the conclusion that cash flows are adequate to fully amortize these securities and BankUnited’s ability and intent to hold them until recovery, which could be maturity, they were not deemed other than temporarily impaired as of June 30, 2008.

(5) Loans Receivable

Loans receivable consist of the following:

	As of June 30, 2008		As of September 30, 2007
	Amount	Percent of Total	Amount	Percent of Total
	(In thousands)
Real estate loans:
One-to-four family residential:
Residential mortgages	$9,490,804	79.2%	$9,996,086	79.6%
Specialty consumer mortgages (1)	786,561	6.6	697,726	5.5

Total one-to-four family residential	10,277,365	85.8	10,693,812	85.1
Home equity loans and lines of credit	466,454	3.9	420,386	3.3
Multi-family	132,766	1.1	120,058	1.0
Commercial real estate	559,454	4.7	496,556	4.0
Construction	181,027	1.5	146,557	1.2
Land	239,357	2.0	303,294	2.4

Total real estate loans	11,856,423	99.0	12,180,663	97.0

Other loans:
Commercial	202,359	1.7	187,951	1.5
Consumer	15,058	0.1	16,228	0.1

Total other loans	217,417	1.8	204,179	1.6

Total loans held in portfolio (2)	12,073,840	100.8	12,384,842	98.6
Unearned discounts, premiums and deferred loan costs, net	217,939	1.8	235,454	1.9
Allowance for loan losses	(309,645)	(2.6)	(58,623)	(0.5)

Total loans held in portfolio, net	11,982,134	100.0%	12,561,673	100.0%
Mortgage loans held for sale	91,166		174,868

Total loans, net	$12,073,300		$12,736,541

(1)	Specialty consumer mortgages are residential mortgage loans that are originated primarily through customer relationships at our neighborhood branch banking offices, compared to those originated through our wholesale residential mortgage loan production offices.
(2)	As of June 30, 2008, BankUnited had $982.2 million of non-accrual loans and $100 thousand of loans past due more than 90 days and still accruing interest. As of September 30, 2007, BankUnited had $180.8 million of non-accrual loans and $23 thousand of loans past due more than 90 days and still accruing interest.

As of June 30, 2008, approximately $7.3 billion, or 59.9%, of all loans were secured by properties in Florida. Loans secured by real estate in no other state represented more than 7.09% of the Bank’s total loan portfolio. As of September 30, 2007, approximately $7.7 billion, or 61.4%, of all loans were secured by properties in Florida. Loans secured by real estate in no other state represented more than 7.1% of all loans in the Bank’s loan portfolio.

As of June 30, 2008, BankUnited had pledged approximately $9.2 billion of mortgage loans and securities as collateral for advances from the Federal Home Loan Bank of Atlanta, (“FHLB”). As of September 30, 2007, the Bank had pledged approximately $9.1 billion of mortgage loans and securities as collateral for advances from the FHLB.

The following table provides total one-to-four family loans, including loans held for sale, categorized between fixed rate mortgages and adjustable rate mortgages (“ARMs”) as of June 30, 2008 and September 30, 2007:

	As of June 30, 2008		As of September 30, 2007
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
One-to-four family residential loans:
Fixed rate loans	$1,254,717	12.1%	$1,499,757	13.8%
ARM loans:
Monthly payment option (1)	5,802,385	56.0	6,682,670	61.5
Select-My-Payment (1)	1,263,567	12.2	925,000	8.5
Non option ARM	2,046,826	19.7	1,761,253	16.2

Total ARM loans	9,112,778	87.9	9,368,923	86.2

Total one-to-four family residential loans (2)	$10,367,495	100.0%	$10,868,680	100.0%

(1)	As of June 30, 2008, payment option loans with a balance of $6.5 billion, representing 91.8% of the payment option portfolio, were negatively amortizing and approximately $376 million, or 5.3%, of the total payment option portfolio results were from negative amortization. As of September 30, 2007, payment option loans with a balance of $6.7 billion, representing 89% of the payment option portfolio, were negatively amortizing and approximately $270 million, or 3.6%, of the total payment option portfolio results were from negative amortization. These loans are subject to interest rate caps.
(2)	Including loans held for sale and excluding deferred costs, unearned discounts, premiums and allowance for loan losses.

Payment option loans represented 58.1% and 60.6% of total loans outstanding (including loans held for sale and excluding deferred costs, unearned discounts, premiums and allowance for loan losses) as of June 30, 2008 and September 30, 2007, respectively. We have ceased offering payment option loans except for programs made available to our wealth management customers and under our Mortgage Assistance Program.

Changes in the allowance for loan losses are as follows:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Balance at beginning of period	$202,315	$41,827	$58,623	$36,378
Provision	130,000	4,400	293,000	12,400
Loans charged-off	(33,447)	(1,176)	(60,978)	(4,101)
Recoveries (1)	10,777	38	19,000	412

Balance at end of period	$309,645	$45,089	$309,645	$45,089

(1)	Represents $10.7 million for the three months ended June 30, 2008 and $18.9 million for the nine months ended June 30, 2008 in expected payments from mortgage insurance companies. This is net of a 10% allowance of these payments based on historical recovery rates.

Consistent with federal interagency policy guidance and current Office of Thrift Supervision (“OTS”) regulatory reporting convention, BankUnited’s policy requires that impaired residential mortgage loans that are 180 days or more delinquent and collateral dependent be subject to specific valuation allowances or be charged-off in amounts equal to the shortfall in collateral, measured as the difference between the recorded investment in each impaired loan (i.e., outstanding principal, and any accrued interest, net deferred loan fees or costs, and unamortized premium or discount) and the net realizable value of collateral. The Bank’s estimate of net realizable value of residential mortgage loan collateral is based on an in-house or externally prepared estimate of current fair market valuations, less estimated costs to sell the collateral, together with consideration of any expected loan level mortgage insurance proceeds. As of June 30, 2008, the allowance for loan losses included specific valuation allowances of $68.6 million for $483.6 million in outstanding impaired residential mortgage loans.

The following table sets forth information concerning impaired loans and the amount of allocated allowance:

	As of June 30, 2008		As of September 30, 2007
	Outstanding Principal	Allowance for loan losses	Outstanding Principal	Allowance for loan losses
	(Dollars in thousands)
One-to-four family residential (1)	$483,650	$68,607	$—	$—
Specialty Consumer Mortgages	2,217	556	923	407
Home equity loans and lines of credit	8,703	8,703	—	—
Commercial real estate (2)	76,851	27,626	—	—
Commercial	252	252	232	232
Consumer—Other	912	912	—	—

Total	$572,585	$106,656	$1,155	$639

(1)	Includes $13.8 million in restructured residential loans that have an allocated allowance of $2.3 million and are still accruing interest. Also includes $30.3 million in restructured residential loans that are on nonaccrual status as of June 30, 2008.
(2)	Includes restructured commercial real estate loans of $9.8 million with an allocated allowance of $1.8 million.

(6) Earnings Per Share

The following tables reconcile basic and diluted (loss) earnings per share for the three and nine months ended June 30, 2008 and 2007.

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2008	2007	2008	2007
	(Dollars and shares in thousands, except per share data)
Basic (loss) earnings per share:
Numerator:
Net (loss) income	$(117,696)	$23,209	$(208,980)	$74,981
Preferred stock dividends	151	133	451	401

Net (loss)/income available to common stockholders	$(117,847)	$23,076	$(209,431)	$74,580

Denominator:
Weighted average common shares outstanding	35,153	35,779	35,131	36,141

Basic (loss) earnings per share	$(3.35)	$0.65	$(5.96)	$2.06

Diluted (loss) earnings per share:
Numerator:
Net (loss) income available to common stockholders	$(117,847)	$23,076	$209,431	$74,580
Plus:
Preferred stock dividends	—	133	—	401

Diluted net (loss) income available to common stockholders	$(117,847)	$23,209	$209,431	$74,981

Denominator:
Weighted average common shares outstanding	35,153	35,779	35,131	36,141
Plus:
Stock options and restricted stock	—	938	—	1,038
Preferred stock	—	954	—	958

Diluted weighted average shares outstanding	35,153	37,671	35,131	38,137

Diluted (loss) earnings per share (1)	$(3.35)	$0.62	$(5.96)	$1.97

(1)	For the three months ended June 30, 2008, BankUnited did not consider potential common and preferred stock options of 3.0 million and 1.1 million, respectively, in the computation of diluted loss per share as they would have been antidilutive. In addition, BankUnited did not consider potential common stock of 7.9 million shares from the HiMEDS Units issued on April 25, 2007 and June 4, 2007, as they would have been antidilutive.

For the nine months ended June 30, 2008, BankUnited did not consider potential common and preferred stock options of 2.9 million and 1.1 million, respectively, in the computation of diluted earnings per share as they would have been antidilutive. In addition, BankUnited did not consider potential common stock of 7.9 million shares from the HiMEDS Units issued on April 25, 2007 and June 4, 2007, as they would have been antidilutive.

(7) Regulatory Capital

BankUnited has been advised by the OTS of certain concerns that BankUnited has agreed to address. Several of the measures addressing these concerns were already in progress at the time the Company and the Bank entered into agreements with the OTS to address the concerns. At this time, some of the measures have been completed and others are in progress. These measures include efforts to seek to raise at least $400 million of capital and to submit an alternative capital plan that accounts for an inability to raise the $400 million. BankUnited has also agreed to maintain capital ratios substantially in excess of the minimum required ratios to be deemed well-capitalized upon raising the requisite capital. Based on a recent notification, the Bank believes that, if it does not raise significant capital, the OTS will reclassify the Bank to adequately capitalized primarily due to the deterioration in the Bank’s non-traditional mortgage loan portfolio, the concentration of risk associated with that portfolio, and resultant need for significant additional capital. The Company is continuing its efforts to raise capital. Management believes that the Bank will maintain its well-capitalized status if the Company’s capital raising efforts are successful. There can be no guarantee that any of the measures already taken or in progress by BankUnited will be successful or satisfy the concerns of the OTS, and additional restrictions may be imposed on BankUnited’s activities in the future which could have a material adverse effect on BankUnited’s financial position and operations. See Note 13, Subsequent Events.

The Bank’s regulatory capital levels as of June 30, 2008 and September 30, 2007 were as follows:

	As of June 30, 2008	As of September 30, 2007
	(Dollars in thousands)
Tier 1 Leverage Capital
Amount	$1,079,132	$1,183,375
Actual Ratio	7.6%	7.8%
Well-Capitalized Minimum Ratio (1)	5.0%	5.0%
Adequately Capitalized Minimum Ratio (1)	4.0%	4.0%

Tier 1 Risk-Based Capital (2)
Amount	$1,075,138	$1,173,788
Actual Ratio	12.6%	14.6%
Well-Capitalized Minimum Ratio (1)	6.0%	6.0%
Adequately Capitalized Minimum Ratio (1)	4.0%	4.0%

Total Risk-Based Capital
Amount	$1,183,043	$1,232,706
Actual Ratio	13.9%	15.4%
Well-Capitalized Minimum Ratio (1)	10.0%	10.0%
Adequately Capitalized Minimum Ratio (1)	8.0%	8.0%

(1)	Based on OTS regulations adopted to implement the “prompt corrective action” provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991.
(2)	Tier 1 risk-based capital ratio is the ratio of leverage (core) capital less the deduction for low level recourse and residual interests to risk weighted assets.

Effective June 30, 2008, for regulatory capital purposes, BankUnited contributed $80 million in additional capital to the Bank.

(8) Comprehensive (Loss) Income

BankUnited’s comprehensive (loss) income includes all items which comprise net (loss) income, plus other comprehensive (loss) income net of tax. For the three and nine months ended June 30, 2008 and 2007, BankUnited’s comprehensive (loss) income was as follows:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Net (loss) income	$(117,696)	$23,209	$(208,980)	$74,981
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain arising during the period on securities, net of tax (benefit) expense of $(9,035) and $(1,932) for the three months ended June 30, 2008 and 2007, respectively, and $(27,212) and $2,339 for the nine months ended June 30, 2008 and 2007, respectively	(16,780)	(3,588)	(50,538)	4,343
Unrealized (loss) on cash flow hedges, net of tax benefit of $(48) for the three months ended June 30, 2007, and $(61) and $(257) for the nine months ended June 30, 2008 and 2007, respectively	—	(90)	(114)	(477)
Less reclassification adjustment for:
Realized gain (loss) on securities sold included in net income, net of tax expense (benefit) of $(120) and $(183) for the nine months ended June 30, 2008 and 2007, respectively	—	—	222	(340)
Other-than-temporary impairment on investment securities included in net income, net of tax benefit of $(8,630) for the three months ended June 30, 2008 and $(17,837) for the nine months ended June 30, 2008	(16,027)	—	(33,126)	—
Realized (loss) gain on cash flow hedges, net of tax (benefit) expense of $(61) and $5 for the three months ended June 30, 2008 and 2007, respectively, and $(92) and $32 for the nine months ended June 30, 2008 and 2007, respectively	(114)	10	(172)	60

Valuation allowance for deferred tax assets	(16,582)	—	(16,582)	—

Total other comprehensive (loss) income, net of tax	(17,221)	(3,668)	(34,158)	4,146

Comprehensive (loss) income	$(134,917)	$19,541	$(243,138)	$79,127

(9) Accounting for Derivatives and Hedging Activities

BankUnited uses derivative instruments as part of its interest rate risk management activities to reduce risks associated with its loan origination and borrowing activities. Derivatives include loan commitments, forward sales contracts, and interest rate swaps and caps. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” BankUnited recognizes all derivatives as either assets or liabilities on the consolidated statement of financial condition and reports them at fair value with realized and unrealized gains and losses included in either earnings or in other comprehensive income, depending on the purpose for which the derivative is held and whether the derivative qualifies for hedge accounting.

Loan Commitments

BankUnited commits to originate one-to-four family residential mortgage loans with potential borrowers at specified interest rates for short periods of time, usually thirty days. If potential borrowers meet underwriting standards, these loan commitments obligate BankUnited to fund the loans, but do not obligate the potential borrowers to accept the loans. If the borrowers do not allow the commitments to expire, the loans are funded, and either placed into BankUnited’s loan portfolio or held for sale. Based on historical experience, the interest rate environment, and the underlying loan characteristics, BankUnited estimates the amount of commitments that will ultimately become loans held for sale and accounts for those as derivatives during the commitment period. As derivatives, the changes in the fair value of the commitments are recorded in current earnings under other non-interest expense with an offset to the consolidated statement of financial condition in other liabilities. Fair values are based solely on observable market interest rates and are calculated by third parties.

Forward Sales Contracts

BankUnited enters into forward sales contracts in order to economically hedge fair value exposure of loan commitments and fair value exposure of loans held for sale to a change in interest rates. Fair value changes of forward sales contracts, not eligible for hedge accounting under SFAS No. 133, are recorded in earnings under non-interest expense with an offset in other liabilities. Hedge accounting was not applied to these contracts in the three and nine-month periods ended June 30, 2008 and June 30, 2007.

Loans Held For Sale

Loans held for sale are accounted for under the lower of cost or market method. Lower of cost or market adjustments are recorded in earnings under non-interest expense. No lower of cost or market adjustments were recorded in the three and nine months ended June 30, 2008 and June 30, 2007. During the three and nine months ended June 30, 2008, BankUnited transferred $6.4 million and $19.3 million, respectively, of loans from loans held for sale to loans held in portfolio and recorded losses of $1.6 million and $3.6 million, respectively, which is included in other non-interest income. These loans had conditions that adversely impacted their marketability. BankUnited has the intent and ability to hold these loans to maturity.

Interest Rate Swaps and Caps

At June 30, 2008, BankUnited had no interest rate cap or interest rate swap agreements outstanding.

The following table summarizes certain information with respect to the use of derivatives and their impact on BankUnited’s consolidated statements of operations during the three and nine months ended June 30, 2008 and 2007:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Interest Rate Swaps
Net loss recorded in non-interest income related to swaps	$—	$—	$—	$(318)
Other Derivatives (1)
Gain (loss) recorded in non-interest expense related to loan commitments	418	(193)	(479)	(244)
(Loss) gain recorded in non-interest expense related to forward sales contracts	(2,001)	244	(1,091)	395

Total (loss) gain recorded in earnings due to derivatives	$(1,583)	$51	$(1,570)	$(167)

Note: As of June 30, 2008 there were no cash flow hedges outstanding.

(1)	BankUnited uses other derivatives to economically hedge interest rate risk, but they do not qualify for hedge accounting treatment.

(10) Stock-Based Compensation and Other Benefit Plans

At June 30, 2008, BankUnited had stock-based compensation plans approved by shareholders and designed to provide incentives to current and prospective officers, directors and employees of BankUnited and its subsidiaries. Under the plans, BankUnited may award stock options, stock appreciation rights, restricted stock, restricted stock units and awards in lieu of obligations, dividend equivalents, other stock-based awards and performance awards in each of its classes of stocks.

Compensation expense arising from share-based payment arrangements was $2.2 million and $1.9 million for the quarters ended June 30, 2008 and June 30, 2007, respectively, and $6.7 million and $5.6 million for the nine months ended June 30, 2008 and June 30, 2007, respectively. Compensation expense for the year to date ended June 30, 2008 includes a modification charge of $116 thousand for a two year extension of options that were scheduled to expire during the current fiscal year.

Options

BankUnited may award both incentive stock options and non-qualified stock options. Options granted under BankUnited’s plans generally expire six to ten years after the date of grant and are granted at or above the fair market value (closing price) of the stock on the date of grant. An option may vest over a period ranging from three to five years.

BankUnited uses the Black-Scholes model to calculate fair values of options awarded. This model requires assumptions as to expected volatility, dividends, terms, and risk free rates. Assumptions used for options granted in the nine-month period ended June 30, 2008 are outlined in the table below. There were no options granted in the three months ended June 30, 2008:

Nine Months Ended June 30, 2008
Expected Volatility	34.0% – 43.0%
Expected Dividend	0.10% – 4.2%
Expected Term in Years	2.0 – 5.0
Risk Free Rate	2.13% – 4.68%

Expected volatilities are based on historical volatility trends of BankUnited’s Class A Common Stock and other factors. Expected dividends reflect a range based on actual dividends paid on BankUnited’s Class A Common Stock and Series B Preferred Stock. On August 5, 2008, the Company’s Board of Directors approved the suspension of dividends on the shares of the Company’s Class A Common Stock for the indefinite future and certain holders of Series B Preferred Stock agreed to waive the payment of dividends until December 31, 2008. Expected term represents the periods of time that options are expected to be outstanding; the range above results from certain categories of recipients exhibiting different exercise behavior. The risk free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the appropriate life of each option.

The following table presents the activity of BankUnited’s outstanding stock options, for all classes of common stock for the nine months ended June 30, 2008:

Common Stock Options	Number of Shares	Weighted Average Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(Dollars and shares in thousands)
Options outstanding, September 30, 2007	2,416	$19.08
Options granted	784	$11.75
Options exercised	(59)	$7.25
Options forfeited	(100)	$22.50
Options expired	(70)	$16.27

Options outstanding, June 30, 2008	2,971	$17.33	5.0	$—

Exercisable at June 30, 2008	1,666	$18.10	4.5	$—
Unvested at June 30, 2008	1,305	$16.34	5.8	$—

(1)	As of June 30, 2008, the common stock options have no intrinsic value because the exercise prices of all 3.0 million outstanding common stock options were at a price above the fair market value of the common stock on that date.

The following table presents the activity of BankUnited’s outstanding stock options for Series B Preferred Stock, for the nine months ended June 30, 2008.

Series B Preferred Stock Options	Number of Shares	Weighted Average Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(Dollars and shares in thousands)
Options outstanding, September 30, 2007	1,039	$27.26
Granted	67	21.24
Cancelled	(5)	10.85

Options outstanding, June 30, 2008	1,101	$26.97	4.3	$—

Exercisable at June 30, 2008	684	$25.00	3.4	$—
Unvested at June 30, 2008	417	$30.20	5.9	$—

(1)	As of June 30, 2008, the Series B Preferred Stock options have no intrinsic value because the exercise prices of all 1.1 million outstanding Series B Preferred Stock options were at prices above the estimated fair market value of the Series B Preferred Stock on that date.

The following table presents the values of option grants and exercises for all classes of stock for the nine months ended June 30, 2008. There were no options granted during the third quarter of 2008:

	Three Months Ended June 30, 2008	Nine Months Ended June 30, 2008
	(Dollars in thousands except per share data)
Grant date weighted average fair value per share of options granted during the period	$—	$4.00
Total intrinsic value of options exercised	$—	$376
Cash received from options exercised	$—	$425
Actual tax benefit to be realized from option exercises	$—	$115

Restricted Stock

Restricted stock awards granted without performance-based restrictions vest in annual installments over periods ranging from three to nine years commencing on the date of the grant. The vesting schedules are intended to encourage officers, directors and employees to make long-term commitments to BankUnited.

In the third fiscal quarter of 2008, the Company awarded restricted shares of Class A Common Stock valued at $69 thousand to vest over three to five years. Fair value for these shares is determined based on the closing price of BankUnited’s shares on the grant date.

The following table presents the activity of BankUnited’s unvested restricted shares of Class A Common Stock and restricted Class A Common Stock units for the nine-month period ended June 30, 2008:

Common Unvested Shares *	Number of Shares (in thousands)	Weighted Average Price per Share (at date of grant)
Outstanding September 30, 2007	579	$24.58
Granted	253	11.70
Vested	(101)	25.36
Forfeited	(60)	22.75

Outstanding June 30, 2008	671	$19.99

*	Including restricted stock units

As of June 30, 2008, the weighted average life of these awards is 3.6 years.

The following table presents the activity of BankUnited’s unvested restricted shares of Series B Preferred Stock, including both performance and non-performance-based awards, for the nine months ended June 30, 2008:

Series B Preferred Unvested Shares	Number of Shares (in thousands)	Weighted Average Price per Share (at date of grant)
Outstanding at September 30, 2007	396	$33.58
Granted	134	21.24
Vested	(7)	38.90

Outstanding at June 30, 2008	523	$30.34

As of June 30, 2008, the weighted average life of the awards is 6.8 years.

Performance-Based Awards

Under the plans, the Compensation Committee of BankUnited’s Board of Directors has the authority to grant performance awards based on the achievement of pre-set performance goals by a future date. The goals are based on performance criteria specified in the plans.

During the nine-month period ended June 30, 2008, the Compensation Committee voted to award certain executive officers performance-based awards that require the achievement of goals over future periods based on specified objectives. These awards have a performance period of one year.

Performance-based restricted stock awards are eligible to be voted by the executive from the date of the award. Dividends are paid only after achievement of the performance goals to which the award is subject.

The following table presents the activity of BankUnited’s performance-based unvested awards of Class A Common Stock for the nine-month period ended June 30, 2008:

Performance-Based Class A Common Unvested Shares	Number of Shares (in thousands)	Weighted Average Price per Share (at date of grant)
Outstanding at September 30, 2007	51	$25.40
Granted	35	14.20
Vested	—	—
Cancelled	(3)	26.82

Outstanding at June 30, 2008	83	$20.61

As of June 30, 2008, the weighted average life of the awards is 6.4 years.

The following table presents the activity of BankUnited’s performance-based unvested awards of Series B Preferred Stock, for the nine-month period ended June 30, 2008:

Performance-Based Series B Preferred Unvested Shares	Number of Shares (in thousands)	Weighted Average Price per Share (at date of grant)
Outstanding at September 30, 2007	376	$33.46
Granted	134	21.24
Vested	(5)	39.00

Outstanding at June 30, 2008	505	$30.17

As of June 30, 2008, the weighted average life of the awards is 6.9 years.

(11) Income Taxes

SFAS No. 109, Accounting for Income Taxes, requires that when determining the need for a valuation allowance against a deferred tax asset, management must assess both positive and negative evidence with regard to the realizability of the tax losses represented by that asset. To the extent available sources of taxable income are insufficient to absorb tax losses, a valuation allowance is necessary. Sources of taxable income for this analysis include prior years’ tax returns, the expected reversals of taxable temporary differences between book and tax income, prudent and feasible tax-planning strategies, and future taxable income.

At June 30, 2008, BankUnited had deferred tax assets, before valuation allowance, of $103.3 million. BankUnited’s deferred tax asset resulted from an increase in its allowance for loan losses and the recognition of other-than-temporary impairment on certain securities. BankUnited recorded a valuation allowance of $51.1 million against its deferred tax asset as of June 30, 2008, after considering all available evidence related to the amount of the tax asset that is more likely than not to be realized. The valuation allowance includes $34.5 million recorded in the net loss for the three and nine months ended June 30, 2008, and $16.6 million included in other comprehensive income for the same period. Primarily due to the recording of the valuation allowance, the effective tax rate for the three months ended June 30, 2008 was 20%, compared to 34% for the three months ended June 30, 2007, and 27% and 34% for the nine months ended June 30, 2008 and 2007, respectively.

(12) Commitments and Contingencies

Commercial and standby letters of credit are off-balance sheet instruments that represent conditional commitments issued by BankUnited to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support trade transactions or guarantee arrangements. BankUnited had outstanding commercial and standby letters of credit in the amount of $46.3 million and $47.5 million as of June 30, 2008 and September 30, 2007, respectively. Fees collected on standby letters of credit represent the fair value of those commitments and are deferred and amortized over their term, which is typically one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankUnited generally holds collateral supporting those commitments if deemed necessary.

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

BankUnited and its subsidiaries, from time to time, are involved as plaintiff or defendant in various legal actions arising in the normal course of their businesses. While the ultimate outcome of any such proceedings cannot be predicted with certainty, it is the opinion of management that no proceedings exist, either individually or in the aggregate, which, if determined adversely to BankUnited and its subsidiaries, would have a material effect on BankUnited’s consolidated financial statements.

(13) Subsequent Events

        BankUnited has been advised by the OTS of certain concerns that BankUnited has agreed to address. Several of the measures addressing these concerns were already in progress at the time the Company and the Bank entered into agreements with the OTS to address the concerns. At this time, some of the measures have been completed and others are in progress. These measures include efforts to seek to raise at least $400 million of capital and to submit an alternative capital plan to be applicable if the Company is unable to raise the $400 million; termination of the option ARM loan program (other than in the wealth management area and, in certain limited circumstances, for loan modifications); termination of reduced and no documentation loan programs; reduction of the portfolio of negative amortization loans; and enhanced monitoring and internal reporting, as well as reporting to regulators on option ARM loan reduction efforts, preservation and enhancement of capital, mortgage insurance and liquidity strength. The Bank also agreed to enhance its policies and procedures regarding the Bank’s allowance for loan losses, including increasing the allowance to a level which has already been attained. The Bank has also agreed to maintain capital ratios substantially in excess of the minimum required ratios to be deemed well-capitalized upon raising the agreed upon amount of capital. The OTS has advised that the Bank must limit its asset growth and notify it prior to: adding directors or senior executive officers; making certain kinds of severance and other forms of payments; entering into, renewing, extending, or revising any compensatory or benefits arrangements with any director or officer; entering into any third-party contracts out of the normal course of business; and issuing any capital distribution, such as dividends. Based on a recent notification, BankUnited believes that, unless it raises significant capital, the OTS will reclassify the Bank to adequately capitalized primarily due to the deterioration in the Bank’s non-traditional mortgage loan portfolio, the concentration of risk associated with that portfolio, and a resultant need for significant additional capital. The Company has continued its efforts to raise capital. Management believes that the Bank will maintain its well-capitalized status if the Company’s capital raising efforts are successful. There can be no guarantee that any of the measures already taken or in progress will be successful or satisfy the concerns of the OTS, and additional restrictions may be imposed on BankUnited’s activities in the future that could have a material adverse effect on BankUnited’s financial position and operations.

Subsequent to June 30, 2008, the FHLB commenced a review of our borrowing capacity, which is ongoing. The FHLB has advised us that it has changed its position regarding collateral held by affiliates, and that $736 million of pledged collateral from our affiliated REIT may not be fully eligible to support borrowings. Management is assessing alternatives for addressing this issue. Additionally, during the quarter ended June 30, 2008, we instituted the use of brokered deposits. The Bank had $268 million of brokered deposits at June 30, 2008 and $774 million as of August 15, 2008. OTS and FDIC regulations limit the use of brokered deposits in certain situations, including requiring a prior waiver from the FDIC if the Bank were reclassified as adequately capitalized.

We accumulated $863 million of cash and cash equivalents as of August 15, 2008 to meet our funding needs. Depending on our access to various funding sources, including the FHLB, Federal Reserve Discount Window (“Federal Reserve”), brokered and retail deposits, and certain other sources, we may not be able to satisfy our liquidity needs and failure to do so could have a material adverse effect on BankUnited’s financial position and operations. Our borrowing capacity as of August 15, 2008 is approximately $345 million.

Subsequent to June 30, 2008, BankUnited restructured a portion of its FHLB advances. The weighted average maturity of $395 million of advances was extended from less than one month as of June 30, 2008 to approximately 11 months. The weighted average maturity of $750 million of advances was extended from approximately 14 months as of June 30, 2008 to approximately 52 months. After the restructuring, FHLB advance maturities through December 31, 2008 total $275 million and $1.1 billion through June 30, 2009.

In July 2008, BankUnited continued to reduce its wholesale residential mortgage business. As a result, it closed operations centers located in Illinois and Virginia. Also in July 2008, BankUnited closed one retail branch office. The estimated cost of these closures is approximately $1.5 million and will be recorded in the fourth quarter of fiscal year 2008.

The Bank’s non-accrual loans and real estate owned changes during the month of July 2008 were as follows:

•	Non accrual loans increased by $100.6 million from $982.2 million at June 30, 2008 to $1.1 billion at July 31, 2008;
•

Net charge offs for the month of July 2008 were $8.6 million including $4.6 million relating to loans transferred to real estate owned, $1.1 million relating to short sales of collateral by borrowers, $1.4 million relating to commercial loans, and $1.5 million relating to home equity and consumer loans; and

•	Real estate owned increased by $20.6 million from $117.3 million at June 30, 2008 to $137.9 million at July 31, 2008.

On August 5, 2008, the Board of Directors approved the suspension of dividends on the shares of Class A Common Stock for the indefinite future.

On August 5, 2008, certain holders of the Series B Preferred Stock, including BankUnited’s Chairman and CEO, Alfred Camner, members of the Camner family and the members of the Board of Directors who hold Series B Preferred Stock provided a waiver notice to the Company whereby they agreed to waive BankUnited’s obligation to pay the quarterly dividend payable on the Series B Preferred Stock until December 31, 2008.

On August 8, 2008, BankUnited announced the implementation of the Mortgage Assistance Program to eligible customers of option ARM loans to assist these borrowers with refinancing their loans. Customers who qualify for the Mortgage Assistance Program will not be required to pay pre-payment penalties and will have minimal modification fees, as well as access to a variety of loan choices, including traditional mortgage products and government agency loans. The program will also allow customers to refinance with other lenders and still be able to avoid the prepayment penalty.

On August 22, 2008, Fitch Ratings downgraded BankUnited’s long-term and senior debt to BB- from BB and our individual rating from C/D to D. The Bank’s long-term deposits were downgraded to BB from BB+ and its individual debt rating from C/D to D. Also the preferred stock associated with our trust subsidiaries numbered VII, VIII, IX, XI and XII were downgraded from B+ to B-. Additionally, Fitch Ratings placed BankUnited and its subsidiaries on Rating Watch Negative. These lower ratings, and any further ratings downgrades, could make it more difficult for us to access the capital markets going forward, as the cost to borrow or raise capital could become more expensive. Although the cost of our primary funding sources (deposits and FHLB borrowings) is not influenced directly by our credit ratings, no assurance can be given that our credit rating will not have any impact on our access to deposits and FHLB borrowings.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q (the “Form 10-Q”), “BankUnited,” the “Company,” “we,” “us” and “our” refers to BankUnited Financial Corporation (“BankUnited”) and its consolidated subsidiaries, including BankUnited, FSB (the “Bank”). All significant intercompany transactions and balances associated with consolidated subsidiaries have been eliminated. The following discussion and analysis and the related financial data present a review of BankUnited’s consolidated operating results for the three month and nine month periods ended June 30, 2008 and 2007 and consolidated financial condition as of June 30, 2008 and as of September 30, 2007. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in BankUnited’s Annual Report on Form 10-K.

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

Forward-looking statements may include, but are not limited to, discussions concerning national and regional business and economic conditions, fiscal and monetary policies; natural events such as hurricanes; changes in interest rates; changes in policy or discretionary decisions by the Federal Home Loan Bank of Atlanta (“FHLB”) or the Federal Reserve; a reduced demand for credit; a decrease in deposit flows, loan demand or deposit or other customers; risks associated with residential mortgage lending or a slowdown in the housing market, including, without limitation, continued deterioration in credit quality, reduced real estate values and slower sales, interest rate changes, payment elections by borrowers of option ARM loans and deterioration in the ability of borrowers to repay their loans and other debts; competition from other financial service companies in our markets; potential or actual litigation; potential or actual actions by regulators, including, without limitation, new, changed or increased regulatory restrictions and the ability to comply with such restrictions; changes in regulations, laws, policies or standards, including, among others, changes in accounting standards, guidelines and policies; the outcome of ongoing tax audits; the issuance, redemption or deferral of payments on company debt or equity; the concentration of operations in Florida; reliance on other companies for products and services; the impact of war and the threat and impact of terrorism; volatility in the market price of the company’s common stock; unfavorable conditions in the capital markets; the possible loss of key personnel; the possible inability to successfully implement strategic initiatives, and other economic, competitive, servicing capacity, governmental, regulatory and technological factors affecting the company’s operations, price, products and delivery of services. Neither the success, timing nor terms of the Company’s capital raising efforts are certain. The Company is not able to make any assurances, including but not limited to any assurances that the increased rate of sale of foreclosed homes will continue in future periods, that the percentage of unsold homes in escrow or under negotiation will be representative of the number or percentage of homes sold in future periods, that the quality of our loan portfolio will continue in future periods, that we will have adequate liquidity in future periods, or that we will be considered “well-capitalized” in future periods.

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

Overview

Our results of operations are dependent primarily on net interest income, which is the difference between the interest earned on assets, (primarily our loan and securities portfolios), and our cost of funds, which consists of the interest paid on our deposits and borrowings. Our results of operations are also affected by our provision for loan losses, the performance of our investments, gain or loss on the sale of loans, other non-interest income, non-interest expenses and income taxes.

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

BankUnited has been advised by the OTS of certain concerns that BankUnited has agreed to address. Several of the measures addressing these concerns were already in progress at the time the Company and the Bank entered into agreements with the OTS to address the concerns. At this time, some of the measures have been completed and others are in progress. These measures include efforts to seek to raise at least $400 million of capital and to submit an alternative capital plan to be applicable if the Company is unable to raise the $400 million; termination of the option ARM loan program (other than in the wealth management area and, in certain limited circumstances, for loan modifications); termination of reduced and no documentation loan programs; reduction of the portfolio of negative amortization loans; and enhanced monitoring and internal reporting, as well as reporting to regulators on option ARM loan reduction efforts, preservation and enhancement of capital, mortgage insurance and liquidity strength. The Bank also agreed to enhance its policies and procedures regarding the Bank’s allowance for loan losses, including increasing the allowance to a level which has already been attained. The Bank has also agreed to maintain capital ratios substantially in excess of the minimum required ratios to be deemed well-capitalized upon raising the agreed upon amount of capital. The OTS has advised that the Bank must limit its asset growth and notify it prior to: adding directors or senior executive officers; making certain kinds of severance and other forms of payments; entering into, renewing, extending, or revising any compensatory or benefits arrangements with any director or officer; entering into any third-party contracts out of the normal course of business; and issuing any capital distribution, such as dividends. Based on a recent notification, BankUnited believes that, unless it raises significant capital, the OTS will reclassify the Bank to adequately capitalized primarily due to the deterioration in the Bank’s non-traditional mortgage loan portfolio, the concentration of risk associated with that portfolio, and a resultant need for significant additional capital. The Company has continued its efforts to raise capital. Management believes that the Bank will maintain its well-capitalized status if the Company’s capital raising efforts are successful. There can be no guarantee that any of the measures already taken or in progress will be successful or satisfy the concerns of the OTS, and additional restrictions may be imposed on BankUnited’s activities in the future that could have a material adverse effect on BankUnited’s financial position and operations.

Subsequent to June 30, 2008, the FHLB commenced a review of our borrowing capacity, which is ongoing. The FHLB has advised us that it has changed its position regarding collateral held by affiliates, and that $736 million of pledged collateral from our affiliated REIT may not be fully eligible to support borrowings. Management is assessing alternatives for addressing this issue. Additionally, during the quarter ended June 30, 2008, we instituted the use of brokered deposits. The Bank had $268 million of brokered deposits at June 30, 2008 and $774 million as of August 15, 2008. OTS and FDIC regulations limit the use of brokered deposits in certain situations, including requiring a prior waiver from the FDIC if the Bank were reclassified as adequately capitalized. See the Liquidity section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report.

We accumulated $863 million of cash and cash equivalents as of August 15, 2008 to meet our funding needs. Depending on our access to various funding sources, including the FHLB, Federal Reserve Discount Window (“Federal Reserve”), brokered and retail deposits, and certain other sources, we may not be able to satisfy our liquidity needs and failure to do so could have a material adverse effect on BankUnited’s financial position and operations. Our borrowing capacity as of August 15, 2008 is in approximately $345 million.

During the quarter ended June 30, 2008, our non-performing loans and real estate owned (“REO”) continued to increase and are expected to increase throughout fiscal 2008. During the three and nine months ended June 30, 2008, we recorded a provision for loan losses of $130 million and $293 million, respectively, reflecting a rising level of non-performing loans, recent experience, and continued difficulty in the housing markets, particularly in regions impacted by housing price decreases. We expect to record additional provisions for loan losses during the remaining quarter of fiscal 2008, to the extent deemed appropriate.

The disruption in the housing market has also impacted our investments and mortgage-backed securities held for sale. Many of our investments are directly or indirectly influenced by the performance of mortgage loans. Similar to the deterioration in loans, assets backed by mortgage loans have exhibited negative performance. As a consequence, certain of our holdings in preferred stock issued by entities active in the mortgage market and debt securities backed by mortgage loans were deemed to be other than temporarily impaired and impairment charges of $25.1 million and $51.7 million were recorded during the three and nine months ended June 30, 2008, respectively. Continued deterioration or adverse performance in the mortgage market may require additional impairment charges in future periods.

The continuing depreciation of housing prices throughout the country, particularly in certain geographic regions, is reflected in the deterioration of our loan portfolio, reduced loan production and the results of operations for the quarter ended June 30, 2008. While we are not, and have not been, a subprime lender, like other lenders throughout the residential mortgage industry, our asset quality has been negatively affected by market conditions. Additionally, significant deterioration of the bond market and secondary market for residential mortgage loans has put pressure on financial institutions to find alternative sources of liquidity. The resultant competition for retail deposits has kept deposit prices from moving down as much as the reduction in federal funds and other market rates. The market dislocations have impacted both sides of our statement of financial condition.

We have taken the following actions to address the challenges presented by the current residential mortgage crisis:

Repositioning the Company

Our management team is implementing a multi-year strategic plan to gradually transition BankUnited to a retail commercial bank with the goal of improving shareholder return.

We have taken the following steps to implement this plan:

•	We are reducing the size of the balance sheet, thereby bolstering capital ratios;

•	We have significantly downsized the wholesale residential business;

•	We continue to strengthen our risk management programs; and

•	We have launched a major expense reduction program.

Strengthening Capital and Shrinking the Balance Sheet

•	Core and risk-based capital ratios were 7.6% and 13.9%, respectively, on June 30, 2008, and believe we are making considerable progress towards raising additional capital.

•	Additional tangible equity support will be provided by the mandatory conversion of our $184 million HiMEDS equity units to common equity in May 2010 at a minimum price of $23.40 per share.

•

During the quarter, we continued to reduce the size of the balance sheet. We expect to further shrink our residential loan balances as a result of the termination of our option ARM loan programs, with minor exceptions for wealth management clients and certain limited loan modifications, termination of our reduced documentation programs, lower production, and origination for sale of loans which conform to agency requirements. At the same time we will continue to consider other asset and liability management strategies that may be appropriate, including the acquisition of other earning assets. This product mix change supports our decision to shrink the balance sheet and is consistent with the OTS directive limiting growth, to relieve pressure on capital and boost capital ratios.

Wholesale Residential Restructuring

•

In July 2008, we continued to reduce our wholesale residential mortgage business. As a result, we closed two additional operation centers that were located in Illinois and Virginia. In total, we have reduced our wholesale residential staff by more than 65% from September 2007 to July 2008.

•

We also have commenced a Mortgage Assistance Program that contains various elements for borrowers who may wish to change from option ARM loans. This program may utilize waived pre-payment fees, minimal modification fees and a choice of agency loans.

•

We have also taken additional steps to significantly alter our residential loan production mix by terminating our option ARM programs (except for wealth management customers and limited loan modifications) and our reduced documentation programs. Saleable residential mortgage loans, mainly conforming agency, which are sold to FNMA, FHLMC, and other conduits represented 91% of production excluding consumer mortgages for the quarter ended June 30, 2008.

•

Going forward, we expect that wholesale lending will remain part of our business although in a smaller capacity. Its size and growth will be determined by, among other things, the profitability models implemented in the second quarter of fiscal 2008 and any applicable regulatory restrictions.

Credit Standards

•

Our underwriting standards for option ARM loans were substantially consistent with the inter-agency lending guidelines even before their issuance in September 2006. We are not a subprime lender, we do not make piggyback loans in which a borrower is made a second mortgage simultaneously with a first mortgage. Unlike some lenders in the industry, we have underwritten to the fully indexed rate and followed strict policies for outside appraisals combined with internal appraisal reviews.

•	Reduced documentation loans that were made prior to the termination of our option ARM and reduced documentation loan programs underwent a reasonableness test on income.

•

At June 30, 2008, except for $134.4 million of loans originated under Community Reinvestment Act Programs and $20.9 million of other loans, loans originated with loan-to-value ratios (“LTVs”) over 80% required the purchase of mortgage insurance.

•

In April 2006, we began to restrict the number of residential loans for luxury high-rise condominiums, including properties located in downtown Miami and certain neighboring areas. Additionally, we have not been involved in any construction lending for high-rise condominiums in downtown Miami or those neighboring areas.

•

We have been addressing the rise in non-performing assets, and have strengthened our risk management and loss mitigation programs accordingly. See Loss Mitigation Strategies. We remain focused on managing exposure to the loans that we deem to be most at risk.

•	BankUnited has ceased originating stated income, reduced documentation or no documentation loans. Additionally, non-owner occupied properties are no longer eligible collateral for new loans.

Expense-Reduction Program

•	The changes we implement as a result of our strategic plan, complemented by the expense reduction programs we have initiated, are expected to have a more tangible effect in future quarters.

•

Downsizing the wholesale residential business is expected to have a positive impact on expenses, excluding one-time charges relating to severance, lease terminations or fixed asset write-offs which may be required.

•	Expenses related to credit collections and other REO have increased and may continue to increase, thus offsetting expense reductions.

It is unlikely that we will receive any material relief from the impact of current market conditions until housing prices have declined to their lowest levels. Unlike other asset types, which reprice very quickly, housing prices adjust very slowly. As a result, we believe the anticipated market correction will be slow. Since we anticipate that the market environment will continue to be challenging, we intend to continue concentrating during the remainder of fiscal 2008 and beyond on reducing the size of our balance sheet, achieving efficiencies in all of our business lines, taking steps to improve liquidity and executing expense control measures.

The following tables represent a summary of key performance measures for the three and nine months ended June 30, 2008 and 2007:

	For the period ended June 30,		Increase/(Decrease)
	2008	2007	$	%
	(In thousands, except per share amounts)
Key results of operations measures (for the three months)
Net interest income	$58,601	$81,979	$(23,378)	(28.5)%
Net interest margin	1.66%	2.40%	(0.74)%	(30.8)%
Provision for loan losses	$130,000	$4,400	$125,600	2854.6%
Gain on sale of loans	$1,617	$505	$1,112	220.2%
Net (loss) income	$(117,696)	$23,209	$(140,905)	(607.1)%
Diluted (loss) earnings per share	$(3.35)	$0.62	$(3.97)	(640.3)%
Key results of operations measures (for the nine months)
Net interest income	$204,523	$243,115	$(38,592)	(15.9)%
Net interest margin	1.94%	2.38%	(0.44)%	(18.5)%
Provision for loan losses	$293,000	$12,400	$280,600	2262.9%
Gain on sale of loans	$5,982	$9,575	$(3,593)	(37.5)%
Net (loss) income	$(208,980)	$74,981	$(283,961)	(378.7)%
Diluted (loss) earnings per share	$(5.96)	$1.97	$(7.93)	(402.5)%
Key financial condition measures (at period end)
Total assets	$14,119,511	$14,488,873	$(369,362)	(2.5)%
Total loan portfolio (1)	$12,291,779	$12,364,238	$(72,459)	(.59)%
Allowance for loan losses	$(309,645)	$(45,089)	$264,556	586.7%
Total deposits	$7,606,264	$6,963,027	$643,237	9.2%
Total borrowings	$5,777,072	$6,547,259	$(770,187)	(11.8)%
Key asset quality measures (2)
Total non performing loans	$982,322	$117,098	$865,224	738.9%
Non-performing loans as a percentage of total loans held in portfolio	7.99%	0.95%	7.04%	741.1%
Total net charge-offs QTD	$22,670	$1,138	$21,532	1892.1%
Net annualized QTD charge-offs as a % of QTD average loans	0.73%	0.04%	0.69%	1725.0%
Total net charge-offs YTD	$41,978	$3,689	$38,289	1037.9%
Net annualized YTD charge-offs as a % of YTD average loans	.45%	.04%	.41%	1025.0%
Other key performance measures (2)
Total loan originations QTD	$474,391	$1,242,795	$(768,404)	(61.8)%
Total residential originations QTD (3)	$267,525	$1,011,994	$(744,469)	(73.6)%
Total conforming loan originations QTD	$243,755	$121,357	$122,398	100.9%
Total loan originations YTD	$1,918,974	$3,598,441	$(1,679,467)	(46.7)%
Total residential originations YTD (3)	$1,257,788	$3,028,613	$(1,770,825)	(58.5)%
Total conforming loan originations YTD	$911,167	$233,381	$677,786	290.4%

(1)	Including unearned discounts, premiums and deferred loan costs before allowance.
(2)	QTD defined as quarter-to-date; YTD defined as year-to-date.
(3)	Excluding specialty consumer mortgages originated at the branches of $68.2 million and $40.3 million for the three months ended June 30, 2008 and June 30, 2007, respectively, and $175.9 million and $90.6 million for the nine months ended June 30, 2008 and 2007, respectively. Specialty consumer mortgages are residential mortgage loans that are originated primarily through customer relationships at our neighborhood branch banking offices, compared to those originated through our wholesale residential mortgage loan production offices.

Critical Accounting Estimates

Our financial position and results of operations are impacted by management’s application of accounting policies involving judgments made to arrive at the carrying value of certain assets. In implementing our policies, management must make estimates and assumptions about the effect of matters that are inherently less than certain and that may be affected by factors and future events that are not controlled by the Company. Actual results could differ significantly from these estimates, which could materially affect the reported amounts of our assets, liabilities, income and expenses. Critical accounting estimates made by management include those that relate to the allowance for loan losses, the carrying amount of investments, mortgage-backed securities available for sale, fixed assets and stock based compensation.

During the third fiscal quarter of 2008, the Company completed a historical review of the useful lives of certain information technology hardware assets. The Company determined that the useful lives of certain information technology hardware assets were greater than the useful lives originally estimated. As such, the Company extended the useful lives of certain information technology hardware assets from three years to up to five years. The extension of depreciable lives qualifies as a change in accounting estimate and was made on a prospective basis effective June 1, 2008. For the three and nine months ended June 30, 2008, depreciation expense was $103 thousand less than what it would have been had the depreciable lives not been extended. The effect of this change has no material impact on basic and diluted earnings per share for the three and nine months ended June 30, 2008.

Allowance for loan losses

The allowance for loan losses includes subjective judgments that management must make regarding the loan portfolio, and is established and maintained at levels that management believes are adequate to cover probable losses resulting from the inability of borrowers to make required payments on loans. Estimates for loan losses are made by analyzing historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan administration and resolution, the views of regulators, changes in the size and composition of the loan portfolio, and peer group information. In addition, the economic climate and direction, increases or decreases in overall lending rates, political conditions, legislation directly or indirectly impacting the banking industry, mortgage insurance and economic conditions affecting specific geographical areas in which BankUnited conducts business are all considered. We transfer a portion of our credit risk on residential loans by requiring mortgage insurance on a portion of our loans. Where there is a question as to the impairment of a non-homogenous loan, management obtains valuations of the property or collateral securing the loan, and current financial information of the borrower, including financial statements, when available. Since the calculation of appropriate loan loss allowances relies on management’s estimates and judgments relating to inherently uncertain events, actual results may differ from these estimates. For a more detailed discussion on the allowance for loan losses, see the Asset Quality section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report and, (e) Allowance for Loan Losses in note (1) Summary of Significant Accounting Policies to the Notes to Consolidated Financial Statements on page 85 of BankUnited’s Annual Report on Form 10-K for the year ended September 30, 2007.

Investments and mortgage-backed securities available for sale

Several estimates impact the periodic valuation of investments and mortgage-backed securities, which are carried at fair value. Generally, the Bank uses third party pricing services to assist management in estimating the fair value of its securities. For a limited number of securities for which third party pricing is not available, the Bank uses internal valuation models to calculate fair value. The vast majority of our investments and mortgage-backed securities were purchased prior to 2004, and as such, have relatively short remaining lives. For a more detailed discussion on investment securities and mortgage-backed securities available for sale, see note (4) Investments and Mortgage-Backed Securities Available for Sale to the accompanying Condensed Notes to Consolidated Financial Statements.

Stock-Based Compensation

Several assumptions are made in the determination of stock-based compensation. BankUnited utilizes the Black-Scholes model to calculate stock-based compensation under SFAS No. 123R. Estimates of expected volatility, expected life of options, and applicable risk free interest rate affect the computation of the fair value of options to be expensed. Assumptions are also made as to the expected achievement of performance conditions for performance-based stock grants. Estimates of expected forfeiture rates are made for both options and stock grants. For a more detailed discussion of stock based compensation see notes (1) Summary of Significant Accounting Policies and (10) Stock-Based Compensation and Other Benefit Plans to the accompanying Condensed Notes to Consolidated Financial Statements.

Income Taxes

BankUnited is subject to the income tax laws and regulations of the United States, several states, and other jurisdictions. These tax laws and regulations are complex, vary among the jurisdictions, and are subject to different interpretations by BankUnited or the taxing authorities. In determining the provisions for income taxes and preparing required tax returns, management must exercise judgments and make estimates, which may be significant. Positions taken by management may be challenged by taxing authorities.

Provisions for income taxes are based on amounts reported in the consolidated statements of operations, adjusted to reflect the permanent and temporary differences in the tax and financial accounting for certain assets, liabilities, revenues and expenses. Accrued income taxes payable or receivable represent the amounts due or to be received from the applicable taxing jurisdiction. On a quarterly basis management evaluates its accrued income taxes to assess their adequacy based on its interpretation of the applicable laws and regulations, and the probability of potential outcomes.

Deferred income taxes represents the tax effect of temporary differences. Temporary differences are items which are recorded in the financial statements in a different period than that used for financial reporting and result in deferred tax assets or liabilities. The realization of deferred tax assets may be dependent on future events or circumstances. On a quarterly basis, management evaluates deferred tax assets to determine if the benefits are expected to be realized. This determination is based on facts and circumstances, the expected timing of reversal of temporary differences, tax carryforwards or carrybacks, management’s outlook of the future, and tax planning strategies which may support our deferred tax assets. To the extent a deferred tax asset is not “more likely than not” to be realized, a valuation allowance is established.

Accounting Pronouncements Issued and Not Yet Adopted

For information about accounting pronouncements issued but not yet adopted, see the discussion in Note (2) Impact of Certain Accounting Pronouncements to the accompanying Condensed Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended June 30, 2008 and 2007

General

BankUnited reported a net loss of $117.7 million for the three months ended June 30, 2008, compared to net income of $23.2 million for the quarter ended June 30, 2007. Basic and diluted loss per share was $3.35 for the quarter ended June 30, 2008 as compared to earnings per basic and diluted share of $0.65 and $0.62, respectively, for the same quarter last year.

The following table is a condensed version of BankUnited’s Consolidated Statement of Operations for the periods presented.

	For the three months ended June 30,		Increase (Decrease)
	2008	2007	$	%
	(In thousands, except per share amounts)
Net interest income	$58,601	$81,979	$(23,378)	(28.5)%
Provision for loan losses	130,000	4,400	125,600	2,854.5%
Non-interest income	6,900	8,340	(1,440)	(17.3)%
Impairment of securities	(25,140)	—	(25,140)	n.a.
Non-interest expense	56,634	50,496	6,138	12.2%
(Loss) income before taxes	(146,273)	35,423	(181,696)	(512.9)%
(Benefit) provision for income taxes	(28,577)	12,214	(40,791)	(3,34.0)%

Net (loss) income	$(117,696)	$23,209	$(140,905)	(607.1)%

Basic (loss) earnings per share	$(3.35)	$0.65	$(4.00)	(615.4)%

Diluted (loss) earnings per share	$(3.35)	$0.62	$(3.97)	(640.3)%

Net Interest Income

Yields Earned and Rates Paid. The following table sets forth certain information relating to the categories of BankUnited’s interest-earning assets and interest-bearing liabilities for the periods indicated. All yield and rate information is calculated on an annualized basis by dividing the income or expense item for the period by the average balances during the period of the appropriate balance sheet item. Net interest margin is calculated by dividing net interest income by average interest-earning assets. Net interest spread is the difference between the yield earned on average interest-earning assets and the rate paid on average on interest-bearing liabilities. Non-accrual loans are included for the appropriate periods, whereas recognition of interest on such loans is discontinued and any remaining accrued interest receivable is reversed, in conformity with generally accepted accounting principles and Federal regulations. The yields and net interest margins in the following table have been calculated on a pre-tax basis.

	For the Three Months Ended June 30,
	2008			2007
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net(1)(2)	$12,329,474	$179,377	5.83%	$12,108,310	$220,886	7.30%
Mortgage-backed securities	706,917	10,210	5.78%	1,022,120	12,071	4.72%
Short-term investments(3)	568,947	2,725	1.93%	33,954	469	5.53%
Investment securities and FHLB stock	391,525	5,247	5.38%	458,809	6,645	5.80%

Total interest-earning assets	13,996,863	197,559	5.65%	13,623,193	240,071	7.05%

Interest-bearing liabilities:
Transaction and money market	888,853	5,842	2.64%	537,571	4,403	3.29%
Savings	1,343,834	9,472	2.83%	1,488,599	17,154	4.62%
Certificates of deposits	4,956,180	53,173	4.32%	4,387,516	55,848	5.11%
Trust preferred securities and subordinated debentures(4)	237,261	3,221	5.43%	247,202	5,074	8.21%
Senior notes(5)(6)	316,500	4,495	5.68%	248,088	3,428	5.53%
FHLB advances and other borrowings	5,649,493	62,755	4.47%	5,748,238	72,185	5.04%

Total interest-bearing liabilities	13,392,121	138,958	4.17%	$12,657,214	$158,092	5.01%

Excess of interest-earning assets over interest-bearing liabilities	$604,742			$965,979

Net interest income		$58,601			$81,979

Interest rate spread			1.48%			2.04%
Effect of non-interest bearing sources			0.18%			0.36%

Net interest margin			1.66%			2.40%

Ratio of interest-earning assets to interest-bearing liabilities	104.52%			107.63%

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

(1)	Includes average balances of loans held for sale of $130.9 million and $73.9 million including allowance for loan losses for the quarters ended June 30, 2008 and 2007, respectively. Interest income arising from loans held for sale is included in interest on loans and fees in BankUnited’s consolidated statement of operations, as well as BankUnited’s calculations of interest rate spread and net interest margin. Also includes average balances of non-accruing loans of $816.0 million and $99.6 million for the quarters ended June 30, 2008 and 2007, respectively.
(2)	Interest on loans receivable includes $22.3 million and $46.4 million for the three months ended June 30, 2008 and 2007, respectively, arising from negative amortization of payment option loans.
(3)	Short-term investments include FHLB overnight deposits, federal funds sold, securities purchased under agreements to resell, and certificates of deposit.
(4)	Includes the effect of interest rate caps. See Note (9) Accounting for Derivatives and Hedging Activities to Condensed Notes to Consolidated Financial Statements.
(5)	Includes convertible senior notes. Rates on these instruments differ from contractual terms due to the amortization of deferred cost.
(6)	Includes HIMEDS Units, senior notes and junior subordinated debentures.

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

	For the Three-Month Period Ended June 30, 2008 vs. 2007
	Increase (Decrease) Due to		Total Increase/ (Decrease)
	Changes in Volume	Changes in Rate
	(Dollars in thousands)
Interest income attributable to:
Loans receivable, net (1)	$(6,311)	$(35,198)	$(41,509)
Mortgage-backed securities	(3,723)	1,862	(1,861)
Short-term investments (2)	7,360	(5,104)	2,256
Investment securities and FHLB stock	(920)	(478)	(1,398)

Total interest-earning assets	(3,594)	(38,918)	(42,512)

Interest expense attributable to:
Transaction and money market	2,869	(1,430)	1,439
Savings	(1,664)	(6,018)	(7,682)
Certificates of deposit	7,219	(9,894)	(2,675)
Trust preferred securities and subordinated debentures (3)	(204)	(1,649)	(1,853)
Senior notes (4)	945	122	1,067
FHLB advances and other borrowings (3)	(1,237)	(8,193)	(9,430)

Total interest-bearing liabilities	7,928	(27,062)	(19,134)

Decrease in net interest income	$(11,522)	$(11,856)	$(23,378)

(1)	Includes interest earned on loans held for sale.
(2)	Short-term investments include FHLB overnight deposits, federal funds sold, securities purchased under agreements to resell, and certificates of deposit.
(3)	Includes the effect of interest rate caps. See Note (9) Accounting for Derivatives and Hedging Activities to Condensed Notes to Consolidated Financial Statements.
(4)	Includes interest expense on convertible senior notes issued in February and March 2004, and interest expense on senior notes outstanding up until their maturity in February 2034.

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

        Net interest income before provision for loan losses was $58.6 million for the quarter ended June 30, 2008. This represents a decrease of $23.4 million, or 28.5%, from the $82.0 million reported for the same quarter of fiscal 2007. The net interest margin decreased in the quarter ended June 30, 2008 to 1.66% from 2.40% for the same quarter of fiscal year 2007. The overall yield on interest-earning assets decreased by 140 basis points, while the overall rates paid on interest-bearing liabilities decreased by 84 basis points, resulting in a decrease in the interest rate spread of 56 basis points for the quarter ended June 30, 2008 as compared to the same quarter of fiscal year 2007. Interest income on loans includes deferred interest on payment option loans where periodic payments do not cover the amount of interest earned contractually and where the uncollected interest is added to the principal balance of the loans. Deferred interest included in interest income amounted to $22.1 million and $46.0 million for the three months ended June 30, 2008 and 2007, respectively. Deferred interest resulting in negative amortization, where the loan balance exceeds the original loan balance, amounted to $376.3 million at June 30, 2008 compared to $222.1 million at June 30, 2007.

Declining overall market interest rates including the Monthly Treasury Average, or “MTA,” and growth in non-performing loans have significantly reduced net interest income and the net interest margin. The MTA index is the twelve-month moving average of the monthly average yield on U.S. Treasury Securities with a constant maturity of one year. Partially offsetting the decrease in net interest margin is the increase in average earning assets at June 30, 2008 by $373.7 million, or 2.7% compared to the quarter ended June 30, 2007. The increase in average earning assets was centered in higher average loans receivable that represent 88% of earning assets at June 30, 2008 as compared to 89% at June 30, 2007. Based on the previously discussed strategy of reducing significantly our residential mortgage business and the size of our balance sheet and the growth restrictions imposed by the OTS, we expect our average earning assets to decrease in the next 12 months.

The net interest margin declined to 1.66% for the quarter ended June 30, 2008 from 2.40% for the same quarter of fiscal 2007. The change in net interest income, net interest spread and net interest margin was mainly due to the increased cost of interest-bearing liabilities, the decrease in the yield on loans and the effect on rates of the lower MTA and non-performing loans. The yield on loans was also adversely impacted by the level of nonaccrual loans, which averaged $816.0 million for the three months ended June 30, 2008, compared to $99.6 million for the three months ended June 30, 2007. The higher level of non-accrual loans resulted in an adverse impact of approximately 70 basis points on the net interest margin. Interest income reversed due to loans being on nonaccrual status amounted to $12.0 million for the three months ended June 30, 2008, compared to $1.0 million for the three months ended June 30, 2007.

Other factors affecting the yield decrease on assets include prepayment fees that decreased from $5.9 million for the quarter ended June 30, 2007 to $1.6 million for the quarter ended June 30, 2008. Prepayments on residential mortgage loans reduce loan interest income as the net deferred cost amortization is accelerated with the prepayment. For the quarter ended June 30, 2008, the constant prepayment rate (“CPR”) was 10.5% as compared to 16.0% for the quarter ended June 30, 2007. The slower prepayment rate partially offset the decrease in the net interest margin for the year.

Provision for Loan Losses

The provision for loan losses was $130 million for the three months ended June 30, 2008, compared to $4.4 million for the three months ended June 30, 2007 and reflects the amount estimated to be required to record the allowance for loan losses at a level deemed adequate to cover probable losses on loans at June 30, 2008. The provision largely reflected severe deterioration in the residential housing market, particularly in specific markets in California and Florida. Management updates the assumptions used in the model to incorporate multiple and more precise factors regarding consumer behavior, housing price deterioration and increased foreclosures. Total nonperforming assets, including loans held for sale, were $1.1 billion, or 7.79% of total assets at June 30, 2008 compared to $682 million, or 4.75% of total assets at March 31, 2008, $431 million, or 2.99%, at December 31, 2007, $209 million, or 1.39% at September 30, 2007 and $124.5 million, or .86% at June 30, 2007. Payment option loans represented the majority of the increase, amounting to $150 million at September 30, 2007, and $793 million at June 30, 2008. Increases in residential real estate-related nonperforming assets due to the effects of the weakened housing industry, housing price deterioration, and consumer behavior, especially with respect to payment option loans, contributed to the level of provision. See discussion in Overview, Asset Quality and Note (5) Loans Receivable to the Consolidated Financial Statements for information on BankUnited’s allowance for loan losses.

Non-interest Income

The following table provides a comparison for each of the categories of non-interest income for the quarters ended June 30, 2008 and 2007.

	For the Three Months Ended June 30,		Increase/(Decrease)
	2008	2007	$	%
	(Dollars in thousands)
Non-interest income(loss):
Loan servicing fees	$1,379	$1,769	$(390)	(22.0)%
Amortization of mortgage servicing rights	(1,429)	(945)	(484)	(51.2)
Loan fees	1,160	1,387	(227)	(16.4)
Deposit fees	1,839	1,447	392	27.1
Other fees	658	759	(101)	(13.3)
Other-than-temporary impairment on investment securities (1)	(25,140)	—	(25,140)	n.a.
Net gain on sale of loans and other assets	1,617	505	1,112	220.2
Insurance and investment services income	1,829	1,687	142	8.4
Loss on loans held for sale(1)	(1,554)	—	(1,554)	n.a.
Other	1,401	1,731	(330)	(19.1)

Total non-interest (loss) income	$(18,240)	$8,340	$(26,580)	(318.7)%

(1)	n.a. means not applicable.

During the quarter ended June 30, 2008, BankUnited recorded other-than-temporary impairment charges of $25.1 million, including $800 thousand relating to subordinated bank debt and $24.3 million relating to certain mortgage-backed securities. Each of these securities has had significant unrealized losses for the past 12 months. Future evaluation of these securities and other securities which had temporary declines in value as of June 30, 2008 could lead to a finding of additional other-than-temporary impairments.

The subordinated debt was written down to market value due to uncertainty of the timing and potential for market recovery of the issuers, which are financial institutions. The mortgage-backed securities represent two subordinate classes of BankUnited’s 2005 securitization. Based on cash flow projections of the underlying mortgages as of June 30, 2008, and assuming that current loss trends continue, BankUnited estimated that loss projections could significantly erode the value of these subordinate classes. As of June 30, 2008, BankUnited continued to hold securities with an aggregate fair value of $117 million and unrealized losses of $16.2 million arising from the 2005 securitization. BankUnited reviewed the projected losses, cash flows, and coverage levels of these securities. Additionally, the length of time these securities have had unrealized losses was considered. Based on the conclusion that cash flows are adequate to fully amortize these securities and BankUnited’s ability and intent to hold them until recovery, which could be to maturity, the securities were not deemed other than temporarily impaired as of June 30, 2008.

Net gain on the sale of loans of $1.6 million for the quarter ended June 30, 2008 represented a $1.1 million increase from the gain reported for the quarter ended June 30, 2007 as a result of higher number of loans sold in the secondary markets in an effort to reduce the size of the balance sheet. For the three months ended June 30, 2008, we did not sell any option ARM loans because of reduced demand in the secondary market for these loans beginning in fiscal 2007. However, we continue to originate fixed and adjustable loan products for sale in the secondary market to government sponsored entities and other conduits. During the three months ended June 30, 2008, we sold $330.8 million of conforming agency loans to government sponsored entities compared to $82.6 million for the three months ended June 30, 2007.

Loan servicing fee income, net of amortization and impairment, decreased by $874 thousand for the quarter ended June 30, 2008 from the quarter ended June 30, 2007.

Non-Interest Expense

The following table provides a comparison for each of the categories of non-interest expense for the quarters ended June 30, 2008 and 2007:

	For the Three Months Ended June 30,		Increase/(Decrease)
	2008	2007	$	%
	(Dollars in thousands)
Non-interest expense:
Employee compensation and benefits	$26,993	$26,283	$710	2.7%
Occupancy and equipment	10,352	9,735	617	6.3
Telecommunications and data processing	3,247	3,248	(1)	0.0
Real estate owned expenses (1)	3,799	15	3,784	n.a.
Professional fees	3,676	1,984	1,692	85.3
Advertising and promotion expense	1,475	2,317	(842)	(36.3)
Other operating expenses	7,092	6,914	178	2.6

Total non-interest expense	$56,634	$50,496	$6,138	12.2%

(1) n.a. means non applicable

Non-interest expense increased by $6.1 million, or 12.2%, for the third quarter of fiscal 2008 compared to the same quarter in fiscal 2007. Employee compensation and benefits increased slightly due to increased costs associated primarily with loss mitigation and asset conservation staff, partly offset by reductions in other areas, including wholesale lending. The increase in professional fees of $1.7 million, or 85.3%, from the third quarter of fiscal 2007, is primarily the result of higher legal fees associated with foreclosure activities.

Real estate owned (“REO”) expenses include operating costs, write downs to fair value subsequent to repossession and gain or loss on the disposition of real estate acquired through foreclosure. These costs have increased due to the increased volume of foreclosures and are likely to continue to increase throughout fiscal year 2008 and 2009. REO amounted to $117.3 million, $27.7 million, and $7.4 million at June 30, 2008, September 30, 2007 and June 30, 2007, respectively. BankUnited’s special assets default division is responsible for loss mitigation, collections, REO operations and other aspects of residential lending activities. Compensation and other expenses, excluding REO expenses totaled $3.2 million for the three months ended June 30, 2008 compared to $524 thousand for the three months ended June 30, 2007. Expenses associated with the special assets default division are expected to continue to increase in future periods as nonperforming assets increase.

(Benefit) Provision for Income Tax

SFAS No. 109, Accounting for Income Taxes, requires that when determining the need for a valuation allowance against a deferred tax asset, management must assess both positive and negative evidence with regard to the realizability of the tax losses represented by that asset. To the extent available sources of taxable income are insufficient to absorb tax losses, a valuation allowance is necessary. Sources of taxable income for this analysis include prior years’ tax returns, the expected reversals of taxable temporary differences between book and tax income, prudent and feasible tax-planning strategies, and future taxable income.

At June 30, 2008, BankUnited had deferred tax assets, before valuation allowance, of $103.3 million. BankUnited’s deferred tax asset resulted from a significant increase in its allowance for loan losses and the recognition of other-than-temporary impairment on certain securities. BankUnited recorded a valuation allowance of $51.1 million against its deferred tax asset as of June 30, 2008, after considering all available evidence related to the amount of the tax asset that is more likely than not to be realized. The valuation allowance includes $34.5 million recorded in the net loss for the three and nine months ended June 30, 2008, and $16.6 million included in other comprehensive income for the same period. Primarily due to the recording of the valuation allowance, the effective tax rate for the three months ended June 30, 2008 was 20%, compared to 34% for the three months ended June 30, 2007.

For the Nine Months Ended June 30, 2008 Compared to the Same Period in 2007

General

Net loss for the nine months ended June 30, 2008 was $209.0 million compared to net income of $75.0 million for the same period last year. Basic and diluted loss was $5.96 per share, for the nine-month period of 2008, compared to earnings of $2.06 and $1.97 per share, respectively, for the same period last year. Significant contributing factors to the change in operating results include a higher provision for loan losses, lower net interest margin, and higher provisions for other-than-temporary impairment on certain securities.

The following table is a condensed version of BankUnited’s Consolidated Statements of Income for the periods presented.

	For the Nine Months ended June 30,		Increase/(Decrease)
	2008	2007	$	%
	(In thousands, except per share amounts)
Net interest income	$204,523	$243,115	$(38,592)	(15.9)%
Provision for loan losses	293,000	12,400	280,600	2,262.9
Non-interest income	21,841	30,081	(8,240)	(27.4)
Impairment of securities	(51,667)	—	(51,667)	n.a.
Non-interest expense	168,822	146,869	21,953	14.9

Income before taxes	(287,125)	113,927	(401,052)	(352.0)
Income taxes	(78,145)	38,946	(117,091)	(300.6)

Net income	$(208,980)	$74,981	$(283,961)	(378.7)%

Basic (loss) earnings per share	$(5.96)	$2.06	$(8.02)	(389.4)%

Diluted (loss) earnings per share	$(5.96)	$1.97	$(7.93)	(402.6)%

Analysis of Net Interest Income

Yields Earned and Rates Paid

The following table sets forth certain information relating to the categories of BankUnited’s interest-earning assets and interest-bearing liabilities for the periods indicated. All yield and rate information is calculated on an annualized basis by dividing the income or expense item for the period by the average balances during the period for the appropriate balance sheet item. Net interest margin is calculated by dividing net interest income by average interest-earning assets. Net interest spread is the difference between the yield earned on average interest-earning assets and the rate paid on average interest-bearing liabilities. Non-accrual loans are included for the appropriate periods, whereas recognition of interest on such loans is discontinued and any remaining accrued interest receivable is reversed, in conformity with generally accepted accounting principles and Federal regulations. The yields and net interest margins appearing in the following table have been calculated on a pre-tax basis.

	For the Nine Months Ended June 30,
	2008			2007
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net(1)(2)	$12,545,195	$603,288	6.41%	$11,918,534	$648,941	7.26%
Mortgage-backed securities	802,157	33,053	5.49%	1,108,380	39,178	4.71%
Short-term investments(3)	242,229	4,295	2.37%	35,152	1,396	5.31%
Investment securities and FHLB stock	428,817	18,236	5.68%	513,782	21,426	5.57%

Total interest-earning assets	14,018,398	658,872	6.27%	13,575,848	710,941	6.99%

Interest-bearing liabilities:
Transaction and money market	737,095	16,846	3.05%	492,760	11,715	3.18%
Savings	1,456,294	41,124	3.77%	1,414,146	47,867	4.53%
Certificates of deposits	4,651,191	164,379	4.72%	4,240,358	159,882	5.04%
Trust preferred securities and subordinated debentures(4)	237,261	12,226	6.87%	248,285	15,939	8.56%
Senior notes(5)(6)	316,500	13,627	5.74%	162,696	5,561	4.56%
FHLB advances and other borrowings	5,859,539	206,147	4.70%	6,053,776	226,862	5.01%

Total interest-bearing liabilities	$13,257,880	$454,349	4.58%	$12,612,021	$467,826	4.96%

Excess of interest-earning assets over interest-bearing liabilities	$760,518			$963,827

Net interest income		$204,523			$243,115

Interest rate spread			1.69%			2.03%
Effect of non-interest bearing sources			0.25%			0.35%

Net interest margin			1.94%			2.38%

Ratio of interest-earning assets to interest-bearing liabilities	105.74%			107.64%

Note: The yields and rates along with the corresponding interest rate spread and net interest margin represent the yields earned and rates paid on BankUnited’s interest-earning assets and interest-bearing liabilities, respectively, for the periods presented. Loan yields reflect any acceleration of premium, amortization or discount accretion resulting from early repayment of loans during the year.

(1)	Includes average balances of loans held for sale of $155.9 million and $186.2 million including allowance for loan losses for the nine months ended June 30, 2008 and 2007, respectively. Interest income arising from loans held for sale is included in interest on loans and fees in BankUnited’s consolidated statement of operations as well as BankUnited’s calculations of interest rate spread and net interest margin. Also includes average non-accruing loans of $550.3 million and $66.2 million for the nine months ended June 30, 2008 and 2007, respectively.
(2)	Interest on loans receivable includes $106.0 million and $133.3 million for the nine months ended June 30, 2008 and 2007, respectively, arising from negative amortization of payment option loans.
(3)	Short-term investments include FHLB overnight deposits, federal funds sold, securities purchased under agreements to resell, and certificates of deposit.
(4)	Includes the effect of interest rate caps. See Note (9) Accounting for Derivatives and Hedging Activities to Condensed Notes to Consolidated Financial Statements.
(5)	Includes convertible senior notes. Rates on these instruments differ from contractual terms due to the amortization of deferred cost.
(6)	Includes HIMEDS Units, senior notes and junior subordinated debentures.

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

	For the Nine Month Period Ended June 30, 2008 vs. 2007
	Increase (Decrease) Due to		Total Increase/ (Decrease)
	Changes in Volume	Changes in Rate
	(Dollars in thousands)
Interest income attributable to:
Loans receivable, net (1)	$12,567	$(58,220)	$(45,653)
Mortgage-backed securities	(10,824)	4,699	(6,125)
Short-term investments (2)	8,231	(5,332)	2,899
Investment securities and FHLB stock	(3,223)	33	(3,190)

Total interest-earning assets	6,751	(58,820)	(52,069)

Interest expense attributable to:
Transaction and money market	5,814	(683)	5,131
Savings	1,428	(8,171)	(6,743)
Certificates of deposit	15,505	(11,008)	4,497
Trust Preferred Securities and subordinated debentures (3)	(708)	(3,005)	(3,713)
Senior notes (4)	5,257	2,809	8,066
FHLB advances and other borrowings (3)	(7,286)	(13,429)	(20,715)

Total interest-bearing liabilities	20,010	(33,487)	(13,477)

Decrease in net interest income	$(13,259)	$(25,333)	$(38,592)

(1)	Includes interest earned on loans held for sale.
(2)	Short-term investments include FHLB overnight deposits, federal funds sold, securities purchased under agreements to resell, and certificates of deposit.
(3)	Includes the effect of interest rate caps. See Note (9) Accounting for Derivatives and Hedging Activities to Condensed Notes to Consolidated Financial Statements.
(4)	Includes interest expense on convertible senior notes issued in February and March 2004, and interest expense on senior notes outstanding up until their maturity in February 2034.

Net Interest Income. Net interest income before provision for loan losses was $204.5 million for the nine months ended June 30, 2008, decreasing by $38.6 million, or 15.9%, from $243.1 million for the same period in 2007. The net interest margin decreased to 1.94% for the period, from 2.38% for the same fiscal period in fiscal 2007. The overall yield on interest-earning assets decreased by 72 basis points, while the overall rates paid on interest-bearing liabilities decreased by 38 basis points, resulting in a decrease in the interest rate spread of 34 basis points for the nine months ended June 30, 2008 compared to the same period in fiscal 2007.

The decrease in net interest income is attributable primarily to the lower yield on interest-earning assets. This decrease was affected further by an increase in average nonaccrual loans of $484.1 million. Average earning assets for the nine-month period increased by $442.6 million, or 3.3%, from the same period of fiscal 2007. Growth was centered in loans, which are the highest-yielding earning assets. Average loans receivable represented 89.5% of earning assets for the nine months ended June 30, 2008 as compared to 87.8% in the same period in fiscal 2007. (Please see “Liquidity and Capital Resource” section for further discussion on liabilities).

Interest income attributable to loans receivable for the nine months ended June 30, 2008 decreased $45.7 million compared to the same period in fiscal 2007. Of the $603.3 million interest income attributable to loans receivable for the nine months ended June 30, 2008, $104.9 million was derived from deferred interest. This compares with $648.9 million in interest income attributable to loans receivable for the nine months ended June 30, 2007, of which $132.8 million was derived from deferred interest.

        The net interest margin fell to 1.94% for the nine months ended June 30, 2008 from 2.38% for the same period in fiscal 2007. Declining overall market rates and growth in non-performing loans resulted in a 15.9% decrease in net interest income. The yield on loans receivable declined by 85 basis points, and was the most significant contributing factor to the decline in net interest income. The higher level of non-accrual loans resulted in an adverse impact of approximately 44 basis points on the net interest margin. Interest income reversed due to loans being on non-accrual status totaled $26.8 million and $2.2 million for the nine months ended June 30, 2008 and 2007, respectively. Higher average earning assets in 2008 compared to 2007, and lower utilization of less expensive FHLB advances, partly offset the decline in interest income from loans.

Other factors affecting the yield decline on assets included prepayment fees on loans that decreased to $6.7 million for the nine-month period ended June 30, 2008 from $17.9 million for the nine-month period ended June 30, 2007. Prepayments on residential mortgage loans reduce loan interest income as the net deferred cost amortization is accelerated with the prepayment. For the nine months ended June 30, 2008, the CPR was 10.19% as compared to 15.5% for the nine months ended June 30, 2007.

Provision for Loan Losses

BankUnited records a provision for loan losses as a charge to income in amounts necessary to adjust the allowance for loan losses as determined by management through its review of asset quality. The provision for loan losses was $293 million and $12.4 million for the nine-month periods ended June 30, 2008 and 2007, respectively. Total non-performing loans, including loans held for sale were $982.3 million at June 30, 2008, compared to $180.8 million at September 30, 2007. Payment option non-performing loans increased from $150 million at September 30, 2007 to $793 million at June 30, 2008. Severe deterioration in the residential housing markets over the past four quarters, particularly in Florida and California, have resulted in higher foreclosures and housing price declines. See Asset Quality for information on BankUnited’s allowance for loan losses.

Analysis of Non-Interest Income and Expenses

	For the Nine Months Ended June 30,		Increase/(Decrease)
	2008	2007	$	%
	(Dollars in thousands)
Non-interest income(loss):
Loan servicing fees	$4,218	$5,498	$(1,280)	(23.3)%
Amortization of mortgage servicing rights	(4,014)	(2,614)	(1,400)	(53.6)
Impairment of mortgage servicing rights	(3,259)	(965)	(2,294)	(237.7)
Loan fees	3,593	3,726	(133)	(3.6)
Deposit fees	5,157	4,431	726	16.4
Other fees	2,045	2,127	(82)	(3.9)
Net gain (loss) on sale of investments and mortgage-backed securities	341	(524)	865	(165.1)
Other-than-temporary impairment on investment securities(1)	(51,667)	—	(51,677)	n.a
Net gain on sale of loans and other assets	5,982	9,575	(3,593)	(37.5)
Insurance and investment services income	5,223	3,959	1,264	31.9
Losses on swaps(1)	—	(318)	(318)	n.a
Losses on loans held for sale(1)	(3,571)	—	(3,571)	n.a
Other	6,126	5,186	940	18.1

Total non-interest income (loss)	$(29,826)	$30,081	$(59,907)	(199.2)%

(1)	n.a. means not applicable.

Total non-interest income for the nine-month period ended June 30, 2008, includes other-than-temporary impairment charges of $51.7 million. Excluding other-than-temporary impairment, non-interest income for the nine-months ended June 30, 2008 was $21.8 million and reflects a decrease of $8.2 million or 27.4% from the same period in fiscal 2007.

BankUnited’s portfolio of residential loans serviced for others was $2.1 billion as of June 30, 2008 compared to $1.5 billion as of June 30, 2007. Servicing fee income net of amortization and impairment was a net loss of $3.1 million for the nine-month period ended June 30, 2008, and a net gain of $1.9 million for the nine-month period ended June 30, 2007.

Loan fees, deposit fees and other fees were $10.8 million for the nine-month period ended June 30, 2008, up 5% from $10.3 million for the same period in fiscal 2007.

During the nine months ended June 30, 2008, BankUnited recorded other-than-temporary impairment charges of $51.7 million, including $8.9 million relating to certain preferred stock, $40.5 million relating to certain mortgage-backed securities, $1.3 million relating to certain corporate debt securities and $1.0 million relating to subordinated bank debt and other securities. Each of these securities has had significant unrealized losses for the past 12 months. Evaluation in the future of these securities and other securities which had temporary declines in value as of June 30, 2008 could lead to a determination that additional other-than-temporary impairments could occur.

The preferred stock was written down to its then current market value as of March 31, 2008 due to uncertainty of the timing and potential for market recovery of the issuers, which include two government sponsored entities and two financial institutions. The mortgage-backed securities represent several subordinate classes of BankUnited’s 2005 securitization. Based on cash flow projections of the underlying mortgages as of June 30, 2008, and assuming that current loss trends continue, BankUnited estimated that loss projections could completely erode the value of the two most subordinate classes, and significantly erode the remaining subordinate classes. As of June 30, 2008, BankUnited continued to hold securities with an aggregate fair value of $117 million and unrealized losses of $16.2 million arising from the 2005 securitization. BankUnited reviewed the projected losses, cash flows, and coverage levels of these securities. Additionally, the length of time these securities have had unrealized losses was considered. Based on the conclusion that cash flows are adequate to fully amortize these securities and BankUnited’s ability and intent to hold them until recovery, which could be maturity, they were not deemed other than temporarily impaired as of June 30, 2008.

Net gain on the sale of loans, was $6.0 million for the nine months ended June 30, 2008 compared to $9.6 million for the nine months ended June 30, 2007. BankUnited sold $988.7 million of residential loans during the nine months ended June 30, 2008, compared to $1 billion during the nine months ended June 30, 2007.

	For the Nine Months Ended June 30,		Increase/(Decrease)
	2008	2007	$	%
	(Dollars in thousands)
Non-interest expense:
Employee compensation and benefits	$81,411	$77,121	$4,290	5.6%
Occupancy and equipment	31,325	27,842	3,483	12.5
Telecommunications and data processing	10,061	9,011	1,050	11.7
Real estate owned expenses	7,234	79	7,155	9,057.0
Advertising and promotion expense	4,507	6,335	(1,828)	(28.9)
Professional fees	10,056	5,443	4,613	84.8
Other operating expenses	24,228	21,038	3,190	15.2

Total non-interest expense	$168,822	$146,869	$21,953	14.9%

Non-interest expense increased by $22.0 million, or 14.9%, for the nine months ended June 30, 2008, compared to the same period in fiscal 2007. This increase reflects the Company’s prior rapid expansion of its branch network and operations support. The branch network grew to 86 branches at June 30, 2008, from 83 branches at June 30, 2007. Also, employee compensation and benefits costs reflect the impact of lower loan originations in fiscal 2008 compared to fiscal 2007. As a result, fewer costs are deferred as a component of loans originated. The increase in professional fees of $4.6 million, or 84.8%, from the nine months ended June 30, 2007, is primarily the result of higher legal fees associated with foreclosure activity.

REO expenses include operating costs, write downs to fair value subsequent to repossession and gain or loss on the disposition of real estate required through foreclosure. These costs increased $7.2 million during the nine months ended June 30, 2008, compared to the same period in 2007, due to the increased volume of foreclosures, which are likely to continue to increase throughout fiscal year 2008 and 2009. REO amounted to $117.3 million, $27.7 million, and $7.4 million at June 30, 2008, September 30, 2007, and June 30, 2007, respectively. Expenses attributable to the activities of the special assets default division, excluding REO expenses, totaled $7.4 million for the nine months ended June 30, 2008 compared to $1.2 million for the nine months ended June 30, 2007. These expenses are expected to increase in the future as nonperforming assets increase.

(Benefit) Provision for Income Tax

The effective tax rate for the nine months ended June 30, 2008 was 27%, compared to 34% for the nine months ended June 30, 2007 primarily due to the recording of a valuation allowance for the deferred tax asset. BankUnited’s deferred tax asset before the valuation allowance amounted to $103.3 million as of June 30, 2008 and resulted from a significant increase in its allowance for loan losses and the recognition of other-than-temporary impairment on certain securities. BankUnited has recorded a valuation allowance of $51.1 million against its deferred tax asset as of June 30, 2008, after considering all available evidence related to the amount of the tax asset that is more likely than not to be realized.

LIQUIDITY

Sources and Uses of Funds

BankUnited’s primary sources of funds during the third quarter of fiscal 2008 included deposits gathered through its retail branch network or wholesale sources, advances from the FHLB, proceeds from the sale of loans or mortgage-backed securities, and scheduled repayments of loans and securities. Our principal uses of funds include the funding of new loans and repayment of borrowings.

During the nine months ended June 30, 2008, net cash provided by BankUnited’s investing activities totaled $1.3 billion, compared to a net use of cash of $383 million for the nine months ended June 30, 2007. In fiscal 2008 compared to fiscal 2007, in reaction to the changes in the residential mortgage environment, mortgage originations decreased and the Company placed greater emphasis on the origination of saleable conforming agency loans instead of originations for its portfolio. Total originations were $1.9 billion for the nine months ended June 30, 2008 compared to $3.6 billion during the comparable period in 2007. Net originations for portfolio provided $198 million for the nine months ended June 30, 2008, compared to a net use for originations of $858 million for the nine months ended June 30, 2007. BankUnited generated proceeds from the sale of mortgage-backed securities of $734 million for the nine months ended June 30, 2008, compared to $170 million for the nine months ended June 30, 2007.

Net cash used in financing activities amounted to $662 million for the nine months ended June 30, 2008, compared to net cash provided from financing activities of $824 million for the nine months ended June 30, 2007. As a result of fewer loan originations, and a growth in deposits, BankUnited had a reduced need for financing during the nine months ended June 30, 2008. For the nine months ended June 30, 2008, net repayments of short- and long-term FHLB advances totaled $1.1 billion, compared to net borrowings of $560 million in 2007.

Liquidity and Capital Resources

BankUnited’s objective in managing liquidity is to maintain sufficient sources of available liquid assets to address both short and long-term business funding needs such as loan demand, investment purchases, deposit fluctuations and debt service requirements. In so doing, BankUnited seeks to maintain an overall liquidity position that has an aggregate amount of readily accessible and marketable assets (which includes cash and cash equivalents), cash flow and borrowing capacity to meet normal expected deposit outflow and/or increases in loan demand. Actual levels of cash and cash equivalents may vary, but are managed in conjunction with holdings of other liquid assets, borrowings, and deposit gathering capacity. Long-term liquidity planning considers the anticipated rate of loan prepayments and possible defaults and foreclosure, with the goal of meeting the projected needs of business operations as well as funding needs.

Current market conditions have resulted in increased concerns from investors, customers, regulators and lenders regarding liquidity. As a result of these market conditions, the Bank has agreed with the OTS to, among other things, enhance its monitoring and internal reporting to regulators on liquidity strength. As part of this process, the Bank has specifically increased its holdings of cash and cash equivalents and has initiated steps to diversify its funding sources. We had accumulated $863 million of cash and cash equivalents as of August 15, 2008 to meet our funding needs.

As of June 30, 2008, outside of deposits, our principal funding source was borrowings at the FHLB. As of June 30, 2008, total advances and letters of credit from the FHLB were $5.1 billion and $155 million, respectively. The Bank had pledged $9.2 billion of loans and securities to the FHLB and after adjustments for collateral requirements total borrowing capacity was $6.1 billion. After outstanding advances and letters of credit, the Bank had available borrowing capacity of $775 million at the FHLB at June 30, 2008 compared to $1.1 billion as of March 31, 2008 and $850 million as of September 30, 2007. The decrease in borrowing capacity at June 30, 2008 primarily reflects the impact of an increase in applicable collateral requirements that went into effect during the quarter.

During the quarter, we increased our collateral at the FHLB by $317 million. In July, we initiated $150 million of new FHLB term borrowings. Additionally, the Bank increased its letter of credit with the FHLB to support municipal and state deposits by $190 million. As a result, outstanding borrowings and letters of credit increased to $5.62 billion. We extended the maturities of a portion of our advance portfolio through several transactions in July. The maturity terms of $1.1 billion of advances were extended by an additional one to three years. As a result of the extensions, at August 15, 2008, inclusive of the $275 million of FHLB advances maturing through December 31, 2008, we have $1.1 billion of advances maturing through June 30, 2009.

Subsequent to June 30, 2008, the FHLB commenced a review of our borrowing capacity, which is ongoing. As of August 15, 2008, our stated borrowing capacity at the FHLB was $627.7 million; however, we have been advised that we have access only to $25.6 million of this capacity. The FHLB has further advised us that it has changed its position regarding collateral held by affiliates, and that $736 million of pledged collateral from our affiliated REIT may not be eligible to support borrowings. Management is assessing alternatives for addressing this issue. Given the foregoing, the amount of borrowing available is unclear. We do not anticipate requiring access to the FHLB line during the fourth fiscal quarter of 2008.

During the third fiscal quarter, we began to take steps to diversify our borrowings. Consequently, in April 2008, we began to acquire brokered deposits. As of June 30, 2008, we had $268 million of these deposits and the balance increased to $774 million at August 15, 2008. While brokered deposits provide an alternative funding source, OTS and FDIC regulations limit the use of brokered deposits under certain situations. Based on a recent notification, BankUnited believes that, unless it raises significant capital, the OTS will reclassify the Bank to adequately capitalized primarily due to the deterioration in the Bank’s non-traditional mortgage loan portfolio, the concentration of risk associated with that portfolio, and a resultant need for significant additional capital. Financial institutions that are classified by the regulators as adequately capitalized may only continue to accept, renew or roll over brokered deposits upon the granting of a waiver by the regulators. If the Bank is reclassified as adequately capitalized, we expect to request a waiver from the regulators. There is no guarantee that the Bank would be able to obtain a waiver or that brokers would continue to place deposits with the Bank if the Bank were reclassified as adequately capitalized.

Similarly during the third fiscal quarter, BankUnited also pledged eligible securities to the Federal Reserve representing additional borrowing capacity of $317 million as of June 30, 2008. At August 15, 2008, we had a zero balance on this line. Availability decreased to $269 million due to amortization, prepayments and increased collateral requirements applicable under the Discount Window Secondary Credit Program at August 15, 2008.

As a result of market conditions we began increasing our deposit levels, including brokered deposits, at the beginning of the quarter ended June 30, 2008. Deposits increased from $6.9 billion at March 31, 2008 to $7.6 billion at June 30, 2008 and $7.9 billion at August 15, 2008. Continued market disturbances could create additional concern among depositors, making retail deposits more costly and difficult to maintain. Nevertheless, we anticipate continuing to increase our deposit levels for liquidity purposes.

The Company entered into an agreement with the OTS to seek to raise at least $400 million of capital and to submit an alternative capital plan to be applicable if the Company is unable to raise the $400 million. The Company has already commenced various capital raising activities including the hiring of investment advisors. See the Overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Depending on our access to various funding sources, including the FHLB, Federal Reserve, brokered and retail deposits, and certain other sources, we may not be able to satisfy our liquidity needs and failure to do so could have a material adverse effect on BankUnited’s financial position and operations. Our borrowing capacity as of August 15, 2008 approximately $345 million.

In addition to bank liquidity, management also monitors the liquidity at the holding company. Effective June 30, 2008, the holding company contributed $80 million to the Bank leaving the holding company with cash and cash equivalents of approximately $40 million for debt service and operating expenses at August 15, 2008. If the holding company is unable to raise sufficient capital, the holding company would be dependent upon dividends from the Bank to meet its debt obligations. The OTS has restricted the payment of upstream dividends from the Bank without their prior approval, which we cannot predict will be granted at such time. If the holding company is unable to meet its debt service requirements, it may be required to take steps to address that deficiency amending the indenture governing $125 million of junior subordinated debentures and deferring payments of interest on its trust preferred securities.

        In addition, there can be no guarantee that any of the measures already taken or in progress to address our liquidity needs and other OTS concerns will be successful or satisfy the concerns of the OTS, and additional restrictions may be imposed on BankUnited’s activities in the future that could have a material adverse effect on BankUnited’s financial position and results of operations.

FINANCIAL CONDITION

Assets

Investments and Mortgage-backed Securities Available for Sale

BankUnited monitors its investment in available for sale securities for other-than-temporary impairment. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer of the securities; and the intent and ability to retain the security in order to allow for an anticipated recovery in fair value. We consider the decline in the value of debt and equity securities classified as available for sale as of June 30, 2008 to be temporary and we have the ability and intent to hold these securities until recovery, which could be maturity. Evaluation of these securities at future dates could result in a determination that impairment as of such future dates, if any, is other than temporarily impaired.

The Company also considers ratings actions taken by any of the major credit ratings agencies in its evaluation for other than temporary impairment. As of June 30, 2008, none of the securities reviewed for other-than-temporary impairment had credit ratings lower than Aa3 by Moody’s, or AA+ by Standard & Poor’s (“S&P”). None of the securities were downgraded during the nine months ended June 30, 2008.

Mortgage-backed pass-through securities as of June 30, 2008 with unrealized losses for more than 12 months are identified in the table below.

Description	Cost Basis	Fair Value	Loss	Loss %	Rating(1)
IMSA 2003-3A	19,433	17,473	1,960	10.1%	Aaa
WAMU 2004 –AR4 B-1	10,829	8,967	1,862	17.2%	Aa2
BASBS 03AC3	5,842	5,146	696	11.9%	Aaa
SASCO 2003-20 3A1	10,838	10,226	612	5.6%	Aaa
WAMU 03 AR6 5 YRS BALLOON	7,914	7,412	502	6.3%	Aaa
WAMMS 02-R3 5 YRS BALLOON	2,863	2,702	161	5.6%	Aaa
SASC 2001-15 A B-1	1,739	1,645	94	5.4%	AA+
BUMT 2005-1 IIA1	75,156	65,717	9,439	12.6%	Aaa
BUMT 2005-1 1A3	41,815	36,845	4,970	11.9%	Aaa
All other issues (2)	71,610	70,083	1,527	2.1%	(2)

	$248,039	$226,216	$21,823

(1)	All ratings are by Moody’s, except SASC 2001-15 A B-1, which is by S&P’s.
(2)	Includes 20 individual securities. Eighteen of these securities had ratings of Aaa; one had a rating of Aa3. None of these ratings have been changed since September 30, 2007. Each security included in this group had unrealized losses of less than 5%. The Company considered the length and severity of the unrealized loss of each security, the individual credit ratings and any trends thereof, projected cash flows and the Company’s ability and intent to hold these securities until recovery or maturity and concluded that these unrealized losses were not other than temporary. Also includes one security with no rating. This security had an aggregate fair value and cost of approximately $4 thousand.

Historically, the Company has used third party sources to determine the fair value of its investment securities. Specifically, the Company used valuations provided by a third-party based on a proprietary model developed by the third party to determine the fair value of securities retained from the 2005 securitization. The Company has also developed a proprietary model to perform validations of the assumptions and pricing provided by the third party in order to value the most subordinate bonds of the securitization. The fair values derived from the Company’s proprietary model were found to be consistent with the third party market prices.

During the quarter ended June 30, 2008, BankUnited determined that its investments in certain mortgage-backed securities were other than temporarily impaired and recorded an impairment charge of $25.1 million to recognize the unrealized loss based on fair value as of June 30, 2008. These securities represent two subordinate classes of BankUnited’s 2005 securitization. Based on cash flow projections of the underlying mortgages as of June 30, 2008, and assuming that loss trends as of June 30, 2008 continue, BankUnited estimated that loss projections could significantly erode these subordinate classes. As of June 30, 2008, BankUnited continued to hold securities with an aggregate fair value of $117 million and unrealized losses of $16.2 million of which $1.8 million in unrealized losses were less than 12 months arising from the 2005 securitization. As of July 31, 2008, the unrealized loss on these securities increased to $28.9 million. Approximately 89% of the increase in the unrealized loss relates to securities which are rated Aaa by Moody’s. BankUnited is the servicer of these loans and has considered actual losses, reviewed the projected losses, cash flows, and coverage levels of these securities and the length of time these securities have had unrealized losses in evaluating whether they were other than temporarily impaired. Based on management’s conclusion that cash flows were adequate to fully amortize these securities and that BankUnited had the ability and intent to hold them until maturity, they were not deemed other than temporarily impaired as of June 30, 2008.

At June 30, 2008, BankUnited held preferred equity securities issued by government-sponsored entities with an aggregate fair value of $27.9 million and unrealized losses of $3.2 million. The unrealized losses arose subsequent to March 31, 2008, at which date BankUnited recorded an other-than-temporary impairment charge to reduce these securities to their then market value. Subsequent to June 30, 2008, these securities were placed on credit watch negative by S&P’s, with a rating of AA-. BankUnited will continue to evaluate these securities for other-than-temporary impairment in future periods.

At June 30, 2008 and September 30, 2007, investment and mortgage-backed securities with an aggregate fair value of approximately $150 million, and $232 million, respectively, were pledged as collateral for repurchase agreements.

Loans.

Total loans held in portfolio, net comprise the major earning asset of the Bank and decreased to $12.0 billion at June 30, 2008 from $12.6 billion at September 30, 2007. Loans are centered in first mortgage residential loans, including specialty consumer mortgages, that amounted to $10.3 billion and represented 85.8% of the net loan portfolio at June 30, 2008, a decrease of $416.4 million, or 3.9%, from September 30, 2007.

Commercial real estate loans, including multi-family, construction, and land loans, increased by $46.1 million, or 4.3% during the nine months ended June 30, 2008. Commercial loans increased by $14.4 million, or 7.7%, and home equity loans and lines of credit increased by $46.1 million, or 11.0%, during the third quarter of fiscal 2008. Other consumer loans decreased by $1.2 million, or 7.2%, during the third quarter of fiscal 2008.

BankUnited has terminated its option ARM loan programs, with minor exceptions for wealth management clients and certain limited loan modifications. BankUnited has also terminated its reduced documentation loan programs. Our current originations conform to the guidelines and terms of various FNMA and FHLMC programs to make them eligible for sale to these entities. These sales include both fixed-rate loans and option ARM loans without payment options.

Total originations of residential loans, including our specialty consumer mortgage product, totaled $335.7 million for the third quarter of fiscal 2008, down from $1.1 billion, or 68.1%, from the third quarter of fiscal 2007.

Originations of conforming agency loans totaled $243.8 million for the third quarter of fiscal 2008, up from $121.4 million for the third quarter of fiscal 2007, representing 72.6% and 11.5%, respectively, of all residential loan originations.

Originations of option ARM loans totaled $769 thousand for the third quarter of fiscal 2008, down from $786.8 million for the third quarter of fiscal 2007, representing 0.23% and 74.7%, respectively, of all residential loan originations.

While we have terminated our option ARM loan programs, with minor exceptions for loans to wealth management clients and certain limited loan modifications, and terminated originations of reduced and no documentation loans, our portfolio continues to include such loans originated in prior periods.

Total residential loans

Significant characteristics of our total residential loans at June 30, 2008 included:

•	The average outstanding balance of a one-to-four family residential loan was $293.2 thousand.

•	55% of our one-to-four family residential portfolio was concentrated in loans secured by properties located in the state of Florida.

•

43% of our one-to-four family residential loans was underwritten on borrower stated income and asset verification, 30% was based on reduced documentation and employment verified, 18% was based on full documentation and the remaining 9% was underwritten with no verification of either borrower income or assets. While these loans may represent more risk than full documentation products, we seek to mitigate that risk by requiring higher credit scores, lower loan-to-value ratios (“LTVs”), lower-debt-to-income ratios and additional employment/business information.

•	The weighted-average LTV using current balance of the residential loan portfolio and appraised value at the time of origination was 75.6% after adjusting for mortgage insurance coverage.

•	The average borrower FICO credit score at time of origination was 708.

Residential payment option loans

Significant characteristics of the payment option portfolio as of June 30, 2008 were as follows:

•	Payment option loans represented 58.1% of total loans (including loans held for sale and excluding unearned premiums, discounts and deferred loan costs and allowance for loan losses).

•

$6.5 billion, or 91.8%, of the $7.1 billion in payment option loans had negative amortization of $376 million. This amount represented 5.3% of the total payment option loans outstanding. For the three and nine months ended June 30, 2008, interest income attributable to negative amortization was $22.3 million and $106 million, respectively.

•	The weighted average LTV using current balance of the payment option portfolio and valuation at origination was 77.5% after adjusting for mortgage insurance coverage.

•	The average outstanding balance of a payment option loan in the portfolio was $328.6 thousand.

•	The average borrower FICO credit score at time of origination was 708.

Starting in February 2008, we commenced a program for identifying and reviewing loans expected to reach 115% of their original loan balance within the succeeding two quarters. These loans are evaluated by assessing credit reports to identify increases in late payments and incoming credit applications; reviewing current credit scores versus the score reported at origination; reviewing any change in employment status; and obtaining Automated Valuation Models (AVMs). AVMs are obtained on the collateral and credit scores of the borrowers are evaluated for changes since origination of the loan. This analysis is primarily done to develop loss mitigation strategies.

The contractual terms of our outstanding payment option loans limit the amount that the loan balance may increase to 115% of the original balance. At the earlier of five years or upon reaching the maximum level of negative amortization, the loan is required to be repaid on a fully amortizing basis over the remaining term. At June 30, 2008, 70.5% of our borrowers were electing a minimum payment option that generates negative amortization. As of June 30, 2008, payment option loans that had been reset are set forth below:

Period	115% Cap		Five-Year Limit		Totals
	#	$(1)	#	$(1)	#	$(1)
Prior to October 1, 2007	—	$—	86	$28,159	86	$28,159
Quarter ended December 31, 2007	4	1,173	15	3,998	19	5,171
Quarter ended March 31, 2008	47	16,863	17	4,293	64	21,156
Quarter ended June 30, 2008	77	24,907	21	4,997	98	29,904

Totals	128	$42,943	139	$41,447	267	$84,390

(1)	($ in thousands)

Based upon the original appraisal, none of the loans listed above had LTVs of 100% or more when reamortized at 115% of the original loan balance. Loans that reach 115% of the original balance have a contractual reset as set forth in the original documents. Such reset loans are not considered refinancings and are not re-evaluated under current underwriting standards. We believe that the limited number of loans that had reached the 115% level as of June 30, 2008 has not been sufficient to establish any clear trends. As of June 30, 2008, 120 of the 128 loans that reset as a result of reaching 115% of the original balance, representing 94.3% of the total amount outstanding, were current.

Loans that had reset as a result of reaching five years also did not exhibit any significant trends as of June 30, 2008. As of June, 2008, 135 of the 139 loans that had reset as a result of reaching five years, representing 89.9% of the total amount outstanding, were current.

As of June 30, 2008, BankUnited estimated that payment option loans would reset based on reaching 115% of the original loan balance or reaching their fifth year anniversary as set forth below, assuming that these loans do not become part of our recently announced Mortgage Assistance Program:

Period	Number of Loans	Amount (in millions)
Three months ending September 30, 2008	160	$60
Year ending September 30, 2009	2,697	$900
Year ending September 30, 2010	7,113	$2,360

These estimates assumed that monthly payments continue at the average payment amount over the life of the loan since inception, and that the MTA index continues to decline.

The minimum time period over which a payment option loan can reach the 115% cap can vary significantly based on customer behavior and the level of interest rates. The Company estimates that a payment option loan (i) originated in January 2006, (ii) reflecting minimum payments by the borrower each month, and (iii) carrying interest rates equal to actual historical fully-indexed rates through June 30, 2008, and projected rates based on management’s forecast of the MTA rates subsequent to June 30, 2008, would not reach the 115% cap prior to the end of five years from the date of inception and thus would reset in January 2011. Keeping all other assumptions constant, except that the interest rate is assumed to increase to the highest historical rate during the period from January 2006 to June 30, 2008, and then remain at that level, the same loan is estimated to reach the 115% cap approximately 33 months after inception.

The Company’s policy is to obtain mortgage insurance on all loans originated with an LTV greater than 80% at origination, except on Community Reinvestment Act (“CRA”) loans. The mortgage insurance coverage is loan-specific. Mortgage insurance is obtained for a fixed percentage of each insured loan, including any increase in the loan due to negative amortization. This practice, in combination with a maximum balance of 115% of the original loan amount, is intended to reduce the likelihood of a loan reaching an LTV greater than 100% using the original appraisal. Loans that are fully reset when they reach 115% of the original loan balance retain mortgage insurance coverage, if they were originated with mortgage insurance. For each loan with mortgage insurance, the mortgage insurance policy covers a predetermined percentage (generally ranging from 12% to 35%) of the outstanding balance. The percentage of the outstanding balance of the reset loan that is covered is unchanged from the percentage covered at origination, although the dollar amount of the loan not covered by mortgage insurance may increase proportionately as a result of the higher loan balance. Since April 2006, the increase in the loan balance that may not be covered by mortgage insurance due to negative amortization has been considered in the original underwriting, which anticipates that borrowers will elect minimum payments and that negative amortization will occur.

Our underwriting requirements are intended to mitigate the various risks of our loan portfolio. These requirements, which include credit qualifications and LTV ratios, are directly correlated to potential risk. As noted above, in past circumstances, loans originated with LTV ratios greater than 80% have required the purchase of mortgage insurance (except as discussed in the prior paragraph). The following table sets forth the credit scores of our one-to-four family residential portfolio at June 30, 2008:

CREDIT SCORES
Below 620	0.60%
620 to 639	2.59
640 to 659	8.34
660 to 709	43.51
710 to 759	30.48
760 or Greater	14.48

Total	100.00%

The following table provides details of our one-to-four family residential loans by documentation type at June 30, 2008 (Dollars in thousands):

Attribute	FULL DOCUMENTATION EMPLOYMENT VERIFIED (2)	STATED INCOME / VERIFIED ASSETS EMPLOYMENT VERIFIED (2) (3)	REDUCED DOCUMENTATION EMPLOYMENT VERIFIED (2) (3)	NO DOCUMENTATION (3)	Total
Total Portfolio(1)	$1,646,313	$4,095,789	$2,886,219	$857,709	$9,486,030
Percentage of Total Portfolio	17.4%	43.2%	30.4%	9.0%	100.0%
Weighted Average Credit Score of the Document Type	702	708	707	719	708
Percentage of the Document Type with Mortgage Insurance (MI)	9.6%	19.7%	26.4%	9.5%	19.0%
Weighted Average LTV Document Type (Before MI Adjustment and using current balance)	77.4	80.5	81.0	77.7	79.9
Weighted Average LTV Document Type (After MI Adjustment and using current balance)	75.2	76.0	75.2	75.7	75.6

One-to-four family residential loans

(1)	Total one-to-four family residential loans balance excludes unearned premiums and discounts, deferred loan costs, specialty consumer mortgages, loans held for sale and the allocation of loans in process.
(2)	For these loans, employment is verified and an assessment is made of the reasonableness of the level of income noted for the type of position verified.
(3)	These programs were terminated in June 2008 and we are no longer originating loans of this type.

The following table provides details of our one-to-four family residential payment option portfolio by documentation type at June 30, 2008 (Dollars in thousands);

Attribute	FULL DOCUMENTATION EMPLOYMENT VERIFIED (2)	STATED INCOME / VERIFIED ASSETS EMPLOYMENT VERIFIED (2) (3)	REDUCED DOCUMENTATION EMPLOYMENT VERIFIED (2) (3)	NO DOCUMENTATION (3)	Total
Total Portfolio(1)	$865,091	$3,231,988	$2,227,599	$745,667	$7,070,345
Percentage of Total Portfolio	12.2%	45.7%	31.5%	10.6%	100.0%
Weighted Average Credit Score of the Document Type(4)	699	708	706	719	708
Percentage of the Document Type with Mortgage Insurance	14.4%	22.6%	31.6%	10.1%	23.1%
Weighted Average LTV Document Type (Before MI Adjustment and using current balance)(4)	82.1	83.1	84.0	78.1	82.7
Weighted Average LTV Document Type (After MI Adjustment and using current balance)(4)	78.8	77.9	77.0	76.0	77.5

(1)	Total payment option portfolio balance excludes unearned premiums and discounts, deferred loan costs, specialty consumer mortgages, loans held for sale and the allocation of loans in process.
(2)	For these loans, employment is verified and an assessment is made of the reasonableness of the level of income noted for the type of position verified.
(3)	These programs were terminated in June 2008 and we are no longer originating loans of this type.
(4)	Credit score and LTV are at loan origination.

The following table provides details of our one-to-four family residential loans (excluding unearned premiums and discounts, deferred loan costs, specialty consumer mortgages, loans held for sale and the allocation of loans in process) by calendar year originated, as of June 30, 2008:

Vintage	Percent of Portfolio
2008	1.7%
2007	21.7%
2006	36.2%
2005	22.2%
2004	10.3%
2003 or prior	7.9%

The following table provides details of one-to-four family residential loans by state (excluding unearned premiums and discounts, and deferred loan costs) including both portfolio loans and loans held for sale:

One-to-four family residential loans by state	As of June 30, 2008		As of September 30, 2007
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in millions)
Florida (1)	$5,723	55.20%	$6,033	55.50%
California	862	8.32	872	8.02
Arizona	646	6.23	668	6.15
Illinois	570	5.50	626	5.76
New Jersey	539	5.19	553	5.09
Virginia	449	4.33	475	4.37
Other (states with less than 4%)	1,580	15.23	1,642	15.11

Total one-to-four family residential loans	$10,369	100.00%	$10,869	100.00%

(1)	As of June 30, 2008, 55% of the collateral for Florida residential loans was located in the three southeastern counties of Miami-Dade, Broward and Palm Beach.

Total loans

The following table provides details of total loans by state (excluding unearned premiums and discounts, and deferred loan costs by state) including both portfolio loans and loans held for sale. Non-residential loans are originated from the Florida lending offices.

Total loans by state	As of June 30, 2008		As of September 30, 2007
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in millions)
Florida	$7,507	61.71%	$7,710	61.39%
California	862	7.09	872	6.94
Arizona	646	5.31	668	5.32
Illinois	570	4.68	626	4.98
New Jersey	539	4.43	553	4.40
Virginia	449	3.69	475	3.78
Other (states with less than 3.5%)	1,592	13.09	1,656	13.19

Total loans	$12,165	100.00%	$12,560	100.00%

As of June 30, 2008, approximately $11.9 billion, or 98.2%, of loans excluding unearned premiums, discounts, deferred loan costs and allowance for loan losses, including loans held for sale, were secured by real property. Loans secured by properties in Florida were $7.3 billion, or 59.9% of all secured loans as of June 30, 2008, compared to $7.7 billion, or 61.4%, as of September 30, 2007. Due to this concentration, regional economic circumstances in Florida could affect the level of our non-performing loans. As of June 30, 2008, no other state represented more than 7.1% of our loan portfolio secured by real estate.

As of June 30, 2008 and September 30, 2007, approximately $1.4 billion, or 11.4%, and $1.5 billion, or 12%, respectively, of our loan portfolio consisted of first mortgage loans to non-resident aliens, all of which were secured by domestic property. The majority of these loans were secured by single-family residences located in Florida. Loans to non-resident aliens may involve a greater degree of risk than single-family residential mortgage loans to resident borrowers. The ability to obtain access to the borrower is more limited for non-resident aliens, as is the ability to attach or verify assets located in foreign countries. We have attempted to minimize these risks through our underwriting standards for such loans, including generally requiring lower LTV ratios and qualification based on verifiable assets located in the United States.

Liabilities

Deposits

Deposits increased from $7.09 billion at September 30, 2007 to $7.61 billion at June 30, 2008 and represented 53.9% of BankUnited’s total assets at June 30, 2008. The net increase in deposits occurred in certificates of deposits that increased by $588.1 million. Core deposits, defined as checking, money market, and saving deposits, as well as time deposits of $100 thousand and less, increased from $5.09 billion at September 30, 2007 to $5.30 billion as of June 30, 2008, and represented 69.6% of total deposits.

        In April 2008, we initiated the use of brokered deposits in order to diversify our borrowings, improve funding costs and lengthen maturities. As of June 30, 2008, we had acquired $268 million of these deposits. This amount had increased to $ 774 million at August 15, 2008. While brokered deposits provide an alternative funding source, OTS and FDIC regulations limit the use of brokered deposits under certain situations. Based on a recent notification, BankUnited believes that, unless it raises significant capital, the OTS will reclassify the Bank to adequately capitalized. Financial institutions that are classified by the regulators as adequately capitalized may only continue to accept, renew or roll over brokered deposits upon the granting of a waiver by the regulators.

FHLB advances

FHLB advances decreased by $1.1 billion from $6.2 billion at September 30, 2007 to $5.1 billion at June 30, 2008 and funded 36.2% of our total assets at June 30, 2008. The maturity of advances is managed by us as part of our asset and liability management process.

Securities sold under agreements to repurchase.

Securities sold under agreements to repurchase (repos) decreased from $143.1 million at September 30, 2007 to $94.0 million at June 30, 2008.

ASSET QUALITY

Commencing in fiscal 2007, as housing values continued to significantly decrease, we have continuously tightened our credit guidelines on programs and products offered by us. We have raised minimum credit scores and lowered LTVs for all collateral occupancy types. We raised payment rates on all option ARM loans. Also, in June 2008, we ceased originating stated income, reduced documentation and no documentation loans. Additionally, non-owner occupied properties are no longer eligible collateral for new loans.

Non-Performing Assets

Non-performing loans consist of (i) non-accrual loans; (ii) accruing loans more than 90 days contractually past due as to interest or principal; and (iii) loans that have been restructured because of deterioration in the financial condition of the borrower. In accordance with OTS guidelines, we place residential loans on non-accrual status when four payments have been missed. When a loan is placed on non-accrual status, we reverse all accrued and uncollected interest since the last payment received from the borrower. This policy is applicable for all residential mortgage loans, including payment option ARM loans. For payment option ARM loans, reversal of interest represents the amount of interest accrued since the last payment. In accordance with the loan agreements, interest not paid due to a borrower’s election to pay an amount less than a fully amortizing amount becomes part of the principal balance and is subsequently not subject to reversal. This election can only be made when the loan is current.

At June 30, 2008, non-performing assets totaled $1.1 billion, as compared to $208.6 million at September 30, 2007. Expressed as a percentage of total assets, non-performing assets were 7.79% as of June 30, 2008 as compared to 1.39% as of September 30, 2007. Non-performing payment option loans increased from $149.7 million at September 30, 2007 to $793.1 million at June 30, 2008, representing 80% of the total increase in non-performing loans. The increase in the level of non-performing assets is impacted by the downturn in economic conditions and housing markets, particularly in certain geographic areas that have suffered price decreases. The overall level of non-performing assets is expected to continue increasing during fiscal 2008. See “Allowance for Loan Losses” for additional discussion of non-performing assets and our allowance policy.

As part of our analysis of the residential loan portfolio, management reviews and analyzes the rate of occurrence of the following eight characteristics in the non-performing loan portfolio in relation to these occurrences in the performing portfolio as of the end of each quarter. These characteristics are:

Product	Collateral Type
Vintage (year of origination)	Collateral Usage (e.g., primary residence)
Geography	Documentation Type
Credit Score	Loan to value (LTV) ratio

Significant differences between non-performing loans and performing loans as of June 30, 2008 occur in three of these characteristics:

•	The occurrence of payment option loans in the non-performing loan category at June 30, 2008 was 81% while the occurrence of payment option loans in the total residential loan portfolio was 75%.

•

Loans with LTVs over 80% at origination were present in the non-performing portfolio at the rate of 34.5% while comprising 17% of the residential loan portfolio. We require mortgage insurance for all loans originated with an LTV over 80%, thereby mitigating a portion of the loss exposure on these loans.

•	Loans originated in 2006 represented 54% of the loans in the non-performing category and comprised 36.2% of the residential portfolio.

These non-performing loans, particularly those originated in 2006, were originated during a period of relatively high housing values. As the nation continues to experience the current economic downturn, the housing industry is expected to continue experiencing downward pressure on home prices and possible increases in unemployment, causing financial stress on borrowers. While it is not possible to predict the levels and timing of future increases in non-performing loans with certainty, this asset deterioration is expected to continue beyond fiscal 2008.

Our analysis suggests that the increased level of non-performing loans has not occurred as a result of a particular event but has stemmed from declines in housing prices coupled with the financial over-extension of borrowers.

The following table sets forth information concerning our non-performing assets at the dates indicated:

	June 30, 2008	September 30, 2007
	(Dollars in thousands)
Non-accrual loans(1):
One-to-four family residential:
Payment option	$793,143	$149,749
Non-payment option	103,031	22,894

Total one-to-four family	896,174	172,643
Home equity loans and lines of credit	8,703	2,251
Multi-family	—	—
Commercial real estate	42,239	5,593
Construction	—	—
Land	34,926	—
Commercial	165	232
Consumer	15	91

Total non-accrual loans	982,222	180,810
Accruing loans more than 90 days past due as to interest or principal	100	23

Total non-performing loans	982,322	180,833
Repossessed assets other than REO	—	51
Real estate owned(2)	117,325	27,681

Total non-performing assets	$1,099,647	$208,565

Allowance for loan losses	$309,645	$58,623

Non-performing assets as a percentage of total assets	7.79%	1.39%
Non-performing loans as a percentage of total loans held in portfolio	7.99%	1.43%
Allowance for loan losses as a percentage of total loans held in portfolio	2.52%	0.46%
Allowance for loan losses as a percentage of non-performing loans (5)	31.52%	32.42%
Net charge-offs as a percentage of average total loans (annualized)	0.73%	0.08%
Troubled debt restructurings included in nonaccrual loans	$40,114 (3)	$—

Performing troubled debt restructurings excluded from nonperforming assets	$13,801 (4)	$—

(1)	Interest income reversed due to loans being on non-accrual status amounted to $12.0 million and $26.8 million for the three and nine months ended June 30, 2008.
(2)	We are not aware of any significant liability or contingent liability related to REO or loans that may be foreclosed.
(3)	Includes $30.3 million in one-to-four family residential loans, and $9.8 million commercial real estate loans.
(4)	Includes only one-to-four family residential loans.
(5)	See “Allowance for Loan Losses” below for a discussion of BankUnited’s policies, composition and trends regarding the allowance for loan losses.

The following table presents the changes in our non-performing loans during the first nine months of fiscal 2008:

	Total Loans
	Dollar Amount	Number of Loans
	(Dollars in thousands)
Non-performing loans at September 30, 2007	$180,833	588
Loans placed on non-accrual status	1,070,042	3,147
Loans past due 90 days and still accruing	13,367	9
Loans past due 90 days and still accruing and transferred to non-accrual	(12,897)	(5)
Loans past due 90 days transferred to accrual	(358)	(2)
Foreclosed loans transferred to REO	(159,686)	(440)
Loan amounts charged off	(16,565)	(137)
Loans returned to accrual status or paid in full	(92,414)	(313)

Non-performing loans at June 30, 2008	$982,322	2,847

The following tables present one-to-four family residential non-performing loans by documentation type as of June 30, 2008 and September 30, 2007:

(Dollars in Thousands)

	FULL DOCUMENTATION EMPLOYMENT VERIFIED (2)	STATED INCOME/ VERIFIED ASSETS EMPLOYMENT VERIFIED (2) (3)	REDUCED DOCUMENTATION EMPLOYMENT VERIFIED (2) (3)	NO DOCUMENTATION (3)	Total
ONE-TO-FOUR FAMILY RESIDENTIAL LOANS

As of June 30, 2008
Total Portfolio(1)	$1,646,313	$4,095,789	$2,886,219	$857,709	$9,486,030
Percentage of Total Portfolio	17.4%	43.2%	30.4%	9.0%	100.0%
Non-Performing Loans	$80,538	$401,579	$324,812	$75,600	$882,529
Percentage of Non-Performing Loans	9.1%	45.5%	36.8%	8.6%	100.0%
Non-Performing Loans as a Percentage of Total Portfolio	0.85%	4.23%	3.42%	0.80%	9.30%

Total Payment Option Loans	$865,091	$3,231,988	$2,227,599	$745,667	$7,070,345
Percentage of Total Portfolio	9.1%	34.1%	23.5%	7.9%	74.5%
Percentage of Total Payment Option Loans	12.2%	45.7%	31.5%	10.5%	100.0%
Non-Performing Payment Option Loans	$62,861	$363,237	$301,814	$63,922	$791,834
Percentage of Non-Performing Payment Option Loans	7.9%	45.9%	38.1%	8.1%	100.0%
Non-Performing Payment Option Loans as a Percentage of Total Portfolio	0.66%	3.83%	3.18%	0.67%	8.35%
Non-Performing Payment Option Loans as a Percentage of Total Payment Option Loans	0.89%	5.14%	4.27%	0.90%	11.20%

(1)	Total one-to-four family residential portfolio balance excludes unearned discounts, premiums and deferred loan costs, loans held for sale, and the allocation of loans in process. Also excludes specialty consumer mortgages which totaled $786.6 million at June 30, 2008.
(2)	For these loans employment is verified and a reasonableness test is applied to the level of income noted to the type of position verified.
(3)	These programs were terminated in June 2008 and we are no longer originating loans of this type.

The following table presents non-performing loans by documentation type as of September 30, 2007:

(Dollars in Thousands)

	FULL DOCUMENTATION EMPLOYMENT VERIFIED (2)	STATED INCOME/ VERIFIED ASSETS EMPLOYMENT VERIFIED (2)(3)	REDUCED DOCUMENTATION EMPLOYMENT VERIFIED (2)(3)	NO DOCUMENTATION(3)	Total
ONE-TO-FOUR FAMILY RESIDENTIAL LOANS

As of September 30, 2007
Total Portfolio(1)	$1,836,250	$4,233,866	$3,118,721	$934,023	$10,122,860
Percentage of Total Portfolio	18.1%	41.8%	30.9%	9.2%	100%
Non-Performing Loans	$20,080	$77,702	$55,399	$18,400	$171,581
Percentage of Non-Performing Loans	11.7%	45.3%	32.3%	10.7%	100%
Non-Performing Loans as a Percentage of Total Portfolio	0.20%	0.77%	0.55%	0.18%	1.69%

Total Payment Option Loans	$972,616	$3,363,325	$2,416,687	$842,323	$7,594,951
Percentage of Total Portfolio	9.6%	33.2%	23.9%	8.3%	75.0%
Percentage of Total Payment Option Loans	12.8%	44.3%	31.8%	11.1%	100%
Non-Performing Payment Option Loans	$16,927	$67,150	$52,541	$13,130	$149,748
Percentage of Non-Performing Payment Option Loans	11.3%	44.8%	35.1%	8.8%	100%
Non-Performing Payment Option Loans as a Percentage of Total Portfolio	0.17%	0.66%	0.52%	0.13%	1.48%
Non-Performing Payment Option Loans as a Percentage of Total Payment Option Loans	0.22%	0.88%	0.69%	0.17%	1.97%

(1)	Total one-to-four family residential portfolio balance excludes unearned discounts, premiums and deferred loan costs, loans held for sale, and the allocation of loans in process. Also excludes specialty consumer mortgages which totaled $698 million at September 30, 2007.
(2)	For these loans employment is verified and a reasonableness test is applied to the level of income noted to the type of position verified.
(3)	These programs were terminated in June 2008 and we are no longer originating loans of this type.

The following table presents one-to-four family residential non-performing loans by documentation type as of June 30, 2008 and for the three fiscal years September 30, 2007, 2006 and 2005, (Dollars in Thousands) :

	FULL DOC EMPLOYMENT VERIFIED (2)	STATED INCOME/ VERIFIED ASSETS EMPLOYMENT VERIFIED (2)	REDUCED DOC EMPLOYMENT VERIFIED (2)	NO DOC	Total
ONE-TO-FOUR FAMILY RESIDENTIAL LOANS

As of June 30, 2008
Total Portfolio(1)	$1,646,313	$4,095,789	$2,886,219	$857,709	$9,486,030
Percentage of Total Portfolio	18%	43%	31%	9%	100%
Non Performing Loans	$80,538	$401,579	$324,812	$75,600	$882,529

As of September 30, 2007
Total Portfolio(1)	$1,836,250	$4,233,866	$3,118,721	$934,023	$10,122,860
Percentage of Total Portfolio	18%	42%	31%	9%	100%
Non Performing Loans	$20,080	$77,702	$55,399	$18,400	$171,581
Non Performing Loans as a Percentage of Total Portfolio	0.20%	0.77%	0.55%	0.18%	1.69%

As of September 30, 2006
Total Portfolio(1)	$1,777,946	$3,792,350	$2,456,815	$714,051	$8,741,162
Percentage of Total Portfolio	20%	43%	28%	8%	100%
Non Performing Loans	$4,416	$5,774	$5,648	$1,534	$17,372
Non Performing Loans as a Percentage of Total Portfolio	0.05%	0.07%	0.06%	0.02%	0.20%

As of September 30, 2005
Total Portfolio(1)	$1,627,491	$2,407,224	$1,002,970	$280,063	$5,317,748
Percentage of Total Portfolio	31%	45%	19%	5%	100%
Non Performing Loans	$1,587	$3,065	$815	$1,159	$6,626
Non Performing Loans as a Percentage of Total Portfolio	0.03%	0.06%	0.02%	0.02%	0.12%

(1)	Total one-to-four family residential portfolio balance excludes unearned discounts, premiums and deferred loan costs, loans held for sale and the allocation of loans in process. Also excludes specialty consumer mortgages, which totaled $787 million at June 30, 2008, $698 million at September 30, 2007, $695 million at September 30, 2006, and $679 million at September 30, 2005.
(2)	For these loans employment is verified and a reasonableness test is applied to the level of income noted to the type of position verified.

At June 30, 2008 and September 30, 2007, of our non-performing residential one-to four family assets, 51% and 53%, respectively, were located in Florida. The following table summarizes by major geographic area our one-to-four family residential non-performing assets at the dates indicated:

	June 30, 2008
(dollars in thousands)	Non- Performing Loans	REO	Other	Total Non-Performing Assets	% of Related Assets
One-to-four family residential
Florida	$503,366	$13,490	$—	$516,856	51%
California	88,837	21,357		110,194	11%
Arizona	72,041	18,837		90,878	9%
Virginia	41,067	13,490		54,557	5%
New Jersey	49,702	396		50,098	5%
Illinois	43,178	1,969		45,147	5%
All other states	97,983	47,786		145,769	14%

Total One-to-four family residential	$896,174	$117,325	$—	$1,013,499	100%

	September 30, 2007
(dollars in thousands)	Non- Performing Loans	REO	Other	Total Non- Performing Assets	% of Related Assets
One-to-four family residential
Florida	$96,651	$10,050	$50	$106,751	53%
California	13,645	2,582		16,227	8%
Arizona	10,535	2,850		13,385	7%
Illinois	9,202	2,573		11,775	6%
Virginia	9,647	2,574		12,221	6%
New Jersey	6,540	558		7,098	4%
All other states	26,423	6,495		32,918	16%

Total One-to-four family residential	$172,643	$27,682	$50	$200,375	100%

Loss Mitigation Strategies

In addition to tightening credit and underwriting standards as previously discussed, the Company has taken measures to minimize the occurrence of loss in its residential one-to-four family portfolio. In addition, the Company’s Mortgage Assistance Program will result in mitigation actions. Any action considered is evaluated on a loan-by-loan basis and only employed where the evaluation suggests the mitigation is appropriate. The Company evaluates whether any of the modifications described below are troubled debt restructurings under SFAS No. 15, Troubled Debt Restructurings. Measurement of any impairment identified as a result of the evaluation pursuant to SFAS No. 114, Accounting by Creditors for Impairment of a Loan. Certain of the modified loans as of June 30, 2008, amounting to $44.1 million, are considered troubled debt restructurings. See page 47.

Payment option ARM loans represent approximately 68% of the Company’s one-to-four family residential loan portfolio as of June 30, 2008. The Company’s loss mitigation activities have primarily involved payment option ARM loans which were within 12 months of their contractual reset date. The Company estimates that approximately $59.6 million, $899.5 million, and $2.4 billion in payment option ARM loans will reach their contractual reset date during the three months ending September 30, 2008, the year ending September 30, 2009, and the year ending September 30, 2010, respectively. Consequently, management anticipates that loss mitigation activities will increase during these periods, and the increase will likely be substantial. Management is unable to predict the extent to which all loss mitigation activities will be successful in reducing future losses and will monitor and change our activities to manage the impact on nonperforming loans.

The Company has employed several loss mitigation strategies as discussed below:

Modifications

Modifications are utilized to migrate a borrower from one loan product to another. Currently, most modifications involve a borrower exiting a payment option ARM loan and entering into one of the Company’s traditional loan products. Modifications are initiated by the borrower. The Company reviews payment history and conducts a credit check, and if the borrower meets requirements, the modification is made. Requirements include not more than one delinquency in the past 12 months, and no material derogatory credit issues. The Company has modified approximately 420 loans aggregating approximately $146.2 million in loan balances during the nine months ended June 30, 2008, including 68 loans with an aggregate balance of $23.0 million modified during the three months ended June 30, 2008.

Outreach Program

The outreach program targets borrowers who are approaching the reset point of their payment option loan. Some borrowers remain in the fully indexed payment option ARM product at the reset time, and some inquire about other product alternatives. The borrower may initiate the contact, or may respond to various outreach attempts from the Company which are made within six months of the projected reset point. Credit reviews are conducted to determine whether a borrower appears capable of servicing one of the existing loan products that does not have a negative amortization feature. If so, the loan may be modified into another loan product. Approximately 82 loans with an aggregate balance of $28.4 million have been modified in connection with the outreach program during the nine months ended June 30, 2008, including 58 loans with an aggregate balance of $20.2 million modified during the three months ended June 30, 2008.

Letter Agreements

Borrowers who experience short-term income interruptions or shortages may be considered for the Company’s letter agreement program. In this program, the Company may advance 1 to 4 monthly payments and enter into a letter agreement with the borrower for the repayment of the amounts advanced over 18 to 36 months, or at the end of the loan term. Advances under letter agreements are applied against the borrowers scheduled monthly payments due for the 1 to 4 months covered by the letter agreement. No modifications are made to the loan agreement, including the interest rate and repayment terms. If a borrower defaults on any payment, the loan is placed on nonaccrual. During the nine months ended June 30, 2008, 84 letter agreements had been executed, providing for $448 thousand in advances and covering loans with an aggregate unpaid principal balance of $30.3 million. The Company does not charge interest on the advances and has consequently classified these loans as troubled debt restructurings.

Loss Mitigation

Loss mitigation loans includes loans for which the Company has granted a concession, usually in the form of a below market interest rate, to enable the borrower to service the debt and forestall more significant collection action.

Real Estate Owned

The following table presents the changes in our REO during the nine month period of fiscal 2008:

	Total Properties
	Dollar Amount	Number of Properties
REO roll forward	(Dollars in thousands)
Properties at September 30, 2007	$27,681	93
Transfers from loan portfolio at estimated net realizable value (after charge-off) (1)	123,791	446
Additional write-down to fair value	(176)	—
Sales (2)	(33,971)	(119)

Total Properties at June 30, 2008 (3)	$117,325	420

(1)	Includes properties that we acquired before loans were in non-accruing status, net of $39 million in charge-offs.
(2)	Includes losses on sales of $3.1 million.
(3)	Of the total $117.3 million in REO at June 30, 2008, approximately $45.3 million had $12.5 million in mortgage insurance coverage.

The following table provides details of REO by state:

	As of June 30, 2008		As of September 30, 2007
	Amount	Percent of Total	Amount	Percent of Total
Real Estate Owned by state	(Dollars in thousands)
Florida	$36,515	31.12%	$10,050	36.31%
Virginia	13,490	11.50	2,574	9.30
California	21,357	18.20	2,582	9.33
Arizona	18,837	16.06	2,850	10.29
Other (states with less than 10%)	27,126	23.12	9,626	34.77

Total REO	$117,325	100.00%	$27,682	100.00%

Real estate acquired through foreclosure has increased from $729 thousand at September 30, 2006, to $27.7 million at September 30, 2007 and $117.3 million at June 30, 2008. The increase over this period is reflective of the increased levels of residential loan defaults noted throughout the nation, and especially in Florida. We expect loan defaults to continue and possibly increase for the remainder of fiscal 2008 and into fiscal 2009, resulting in further additions to REO.

From October 1, 2007 through June 30, 2008, we sold approximately 119 foreclosed properties resulting in sales proceeds of $34.0 million, compared to approximately 20 properties resulting in sales proceeds of $4.5 million during the entire six (6) year period ended September 30, 2007. We have observed that the average time from repossession of foreclosed real estate until the sale of the property has been approximately six (6) months for the first nine months of fiscal year 2008, compared to seven months for prior years’ sales. The relatively low level of activity in periods prior to October 1, 2007 and the relative strength of the real estate markets during those periods have the potential to distort comparisons to more recent activity.

Realized sales proceeds from sales of REO during the three months ended December 31, 2007, the three months ended March 31, 2008 and the three and nine months ended June 30, 2008, plus mortgage insurance proceeds applicable to some of the properties sold during these periods, amounted to approximately 96%, 93%, 91% and 94% of the carrying value of the properties sold during those periods, respectively. Net losses on the sale of REO totaled $323 thousand, $725 thousand, $1.6 million and $2.6 million, for the three months ended December 31, 2007, the three months ended March 31, 2008 and the three and nine months ended June 30, 2008, respectively. Writedowns of REO due to declines in fair value amounted to $0, $176 thousand, $0 and $176 thousand for the three months ended December 31, 2007, the three months ended March 31, 2008 and the three and nine months ended June 30, 2008, respectively.

While the Company has not seen any clearly discernible trends in the period of time it has taken to sell REO over the past nine months, the realization percentage as noted above has varied in each quarter of fiscal year 2008. Current market conditions have increasingly reflected greater default rates, as well as significant housing price declines in the geographic markets where the Company has made loans. These market conditions are likely to result in lower sales prices, longer marketing periods to sell, or both, for future real estate owned activity, which could result in greater charge-offs at the time REO is acquired, and greater losses due to impairment of value during the period REO is held until disposal. Additionally, greater activity may also result in greater maintenance and repair costs associated with the holding and disposal of REO. As a result of higher default rates and greater foreclosure activity, the Company has increased staff dedicated to managing this activity.

Allowance for Loan Losses

BankUnited’s allowance for loan losses is established and maintained at a level management deems prudent and adequate to cover probable losses on loans based upon a periodic evaluation of current information relating to the risks inherent in BankUnited’s loan portfolio. In evaluating the allowance for loan losses, management evaluates both quantitative and qualitative elements which may require the exercise of judgment. When evaluating loan loss allowances, management reviews performing and non-performing loans separately. The various elements evaluated in establishing the allowance, and how they are applied to each portion of the loan portfolio, are as follows:

•

An allowance for loan losses present in the performing portion of the loan portfolio is established. This allowance is established based on historical loan loss analyses supplemented by peer loss analyses, current levels of delinquency, recent trends in delinquencies, trends in property values, concentrations of credit and other conditions deemed relevant in specific geographical markets.

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

•

An allowance is established for losses based upon specific evaluations of impaired loans in accordance with Statement of Financial Accounting Standard, (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan. Impaired loans are non-consumer and non-residential loans with respect to which BankUnited believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are evaluated individually based on an examination of the current financial information of the borrower and an estimate of the fair value of the collateral, if the loan is collateral dependent. If the carrying value of any of these loans is greater than the estimated net realizable value of the property or of the collateral securing these loans, a reserve is established for the difference.

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

                All loss allowances are established for performing loans and pools of non-performing loans in accordance with SFAS No. 5, Accounting for Contingencies. The identification of impaired loans is conducted in conjunction with the review of the adequacy of the allowance for loan losses. Loss allowances are established for specifically identified impaired loans based on the fair value of the underlying collateral in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan.

Additions to the allowance are made by provisions charged to current operations. The allowance is decreased by charge-offs due to losses and increased by recoveries.

Until May 5, 2008, the Company originated payment option ARM loans that are held in the loan portfolio. These loans give borrowers the option of making minimum payments which do not cover the full amount of interest due and result in increases in the loan balances due to negative amortization. An important feature of these loans is that at the earlier of five years after origination or the point at which the unpaid principal balance reaches 115% of the original principal balance due to negative amortization the loan is reset and the borrower is required to make fully amortizing payments thereafter. The Company considers this feature as part of its underwriting evaluation of the loan. In addition, the Company’s policy is to obtain mortgage insurance on all loans originated with an LTV greater than 80% at loan origination. Mortgage insurance is obtained for a fixed percentage of each insured loan, including any increase in the loan due to negative amortization. The Company obtains mortgage insurance ranging from 12% to 35% of the loan amount. This practice, in combination with a maximum balance of 115% of the original loan amount, reduces the probability of a loan reaching an LTV greater than 100% using the original appraisal; however, it is possible that a decline in the value of collateral could result in an LTV greater than 100%. The Company periodically reviews payment option ARM loans that are expected to reach their reset point. These loans are evaluated by assessing credit reports to identify increases in late payments and incoming credit applications and any change in employment status, reviewing current credit scores versus the score reported at origination, and obtaining Automated Valuation Models.

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

As of September 30, 2007, the Company’s policy was to fully reserve the entire balance of home equity lines when they reached 91 days delinquent, and recognize charge-offs as the losses were identified. Subsequent to September 30, 2007, the policy was revised to require that loans that reach 270 days delinquent are charged-off. The net charge-offs were $2.5 million in consumer loans, including home equity lines, in the quarter ended June 30, 2008, and $5.1 million for the nine months ended June 30, 2008.

Recoveries are reported at the time received, except for balances recoverable under mortgage insurance policies. Recoveries under mortgage insurance policies are recorded at the time collection of the claim from the mortgage insurance company is deemed probable. Recoveries under mortgage insurance policies are reported at the lesser of the amount of the loss for the related loan or the amount recoverable under the mortgage insurance policy, net of a valuation allowance for potential rejections of mortgage insurance claims. A receivable is recorded in the amount of the recovery. Prior to the fourth quarter of the year ended September 30, 2007, mortgage insurance recoveries were not material and were not considered in the determination of the allowance for loan losses.

We evaluate the allowance on a quarterly basis to maintain it at a level adequate to provide for inherent losses. Based on the estimate of inherent losses, provisions for loan losses of $130 million and $293 million were recorded for the three and nine months ended June 30, 2008 respectively. The amount of the provisions recorded was based on the process described above, and considered the following trends and factors:

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

•

A reversal in the multi-year trend of national home price appreciation has reduced collateral values. The Case-Shiller index showed housing prices peaked in July 2006 and are down approximately 18.4% since that time. This deterioration was particularly evident in various areas of Florida, California, Arizona, and Illinois, which are areas where over 75% of the Company’s loan collateral is located.

•

The level of the Company’s residential loans which were classified as non-performing increased by 419% from $172.6 million at September 30, 2007 to $896.2 million at June 30, 2008. In addition, the Company experienced an increase in delinquent loans.

•	The level of total non-performing loans increased by 443.2% from 180.8 million at September 30, 2007 to $982.3 million at June 30, 2008.

•	The level of non-performing loans secured by commercial real estate increased, precipitated by the difficulties in the housing markets and the general economic deterioration.

•	The continued weakening and uncertainty in certain residential real estate markets including declines in prices have been exacerbated by continuing builder price reductions in our primary markets.

•

As more borrowers near their limit of negative amortization permitted under the terms of their loans, the greater the increase in probability that their loan payment will increase, causing a potential for increased non-performing assets.

The increase in the level of non-performing assets, particularly residential loans, was a significant component of the allowance for loan losses and a major factor in determining the level of the allowance for loan losses at June 30, 2008 and the amount of provision for loan losses recorded for the nine months ended June 30, 2008. The Company’s allowance for loan loss methodology strives to quantify the losses inherent in the loan portfolio at the balance sheet date. The Company’s methodology includes estimates of expected frequency of loss for non-performing loans using historical transfer rates from the non-performing category to the real estate owned category. The severity of these losses is likewise estimated using historical loss rates which were incurred upon recording of the real estate at its fair value net of expected selling costs at foreclosure. These historical rates are adjusted based on current economic and housing market conditions which include home prices in the area where the property is located, expected demand based on inventory levels in the area where the property is located, condition of the property, and the expected holding period of the property.

The Company’s allowance methodology considers regional economic factors in arriving at the appropriate level of reserves for loan collateral located in those regions. Specifically, the methodology used information culled from industry experts such as government agencies, mortgage insurers, and professional associations to determine the expected housing depreciation and foreclosure rates in the various regions where our collateral is located. The identified areas for the June 30, 2008 allowance were Florida (specifically the Orlando, Sarasota, Fort Myers, and Naples areas), California, Arizona, Illinois, New Jersey and Virginia. The expected frequency and severity of loss for our loans in the identified areas are estimated using historical loss rates adjusted for the estimated inherent losses in those performing loans at the balance sheet date.

Mortgage Insurance

The Company’s general policy is to require mortgage insurance on one-to-four family residential loans originated with a loan to value ratio of greater than 80% at origination. The insurance covers a fixed percentage of the amount owed by a borrower at the completion of a foreclosure, including principal, deferred interest which has been added to principal, unpaid interest, and certain costs incurred in connection with the foreclosure. The percentage of mortgage insurance coverage ranges from 12% to 35% of the total amount owed by the borrower. As of June 30, 2008, loans with an aggregate principal balance of $1.8 billion were subject to mortgage insurance.

In connection with its CRA lending activities, the Company originates loans with a loan to value ratio of up to 95% under a program which does not require mortgage insurance. Borrowers under this program must meet specified requirements to qualify under this program. As of June 30, 2008, the Company estimates that 979 loans, representing approximately 2.6% of the total number of loans outstanding, with an outstanding principal balance of $155.3 million were originated with loan to value ratios over 80% and did not have mortgage insurance. Included in these loans were 825 loans with an outstanding principal amount of $134.4 million which were originated under the CRA program under which the Company does not require mortgage insurance. The remaining loans with original loan to value ratios over 80% were primarily older loans.

Following the foreclosure and repossession of a property, the Company submits a claim to the mortgage insurer. The mortgage insurer conducts a review to determine whether it is obligated to pay under the policy. Payment may be rejected if the mortgage insurer determines that there has been fraud, misrepresentation or any other factor which relieves the mortgage insurer of its obligation under the policy. The Company’s prior experience has been that payment decisions can be made in approximately 60 days, however, recent trends have indicated that the mortgage insurers are taking longer periods, up to six months, to make payment decisions. Set forth below is a summary of claims activity from May 1, 2007 through June 30, 2008 (dollar amounts in thousands). Prior to May 1, 2007, the Company did not compile information on mortgage claims because the volume and amount of claims was insignificant.

	No. of Claims	Amount
Claims probable of recovery	255	$19,751
Claims pending	129	10,476
Claims paid	117	8,784
Claims denied	9	491

Recoveries under mortgage insurance policies are recorded at the time collection of the claim is deemed probable. Based on the Company’s historical recovery rate, an allowance for uncollectible claims is established at the time the claims receivable is recorded. At June 30, 2008, total claims receivable was $9.8 million, net of an allowance of $1.2 million. Claims pending as of June 30, 2008 included $520 thousand submitted in the quarter ended December 31, 2007, $2.1 million submitted in the quarter ended March 31, 2008, and $4.1 million submitted in the quarter ended June 30, 2008.

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

Mortgage insurance is obtained on an individual loan basis from insurance companies approved by government sponsored entities. Management regularly reviews ratings and other financial information regarding the financial capability of the mortgage insurers. As of September 30, 2007 and June 30 2008, 19%, or $1.9 billion, and 19%, or $1.8 billion, respectively, of our residential loans were subject to mortgage insurance coverage. If any of the mortgage insurance companies were to become subject to adverse financial conditions resulting in an inability to pay claims, the Company could incur additional credit losses due to the write-off of receivables recorded for claims submitted. Additionally, future credit losses for loans currently performing may be greater to the extent these loans defaulted and the recovery through foreclosure did not fully cover the amount owed.

As of June 30, 2008, three insurance companies represented 81% of the total amount insured. The largest single concentration, representing 47% of the total amount insured, was insured by a diversified insurance company rated AA+ by S&P; the second largest concentration, representing 20% of the total amount insured, was with an insurance company rated A+ by S&P; and the third largest concentration, representing 14% of the total amount insured, was with an insurance company rated AA- by S&P. The remaining 19% of the amount insured was placed with four other mortgage insurance companies with S&P ratings from AA to B1. All ratings are as of July 24, 2008.

The following table sets forth the change in BankUnited’s allowance for loan losses for the three months and nine months ended June 30, 2008 and 2007.

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Allowance for loan losses, balance (at beginning of period)	$202,315	$41,827	$58,623	$36,378
Provisions for loan losses	130,000	4,400	293,000	12,400
Loans charged off:
One-to-four family residential	(30,685)	(1,005)	(54,747)	(1,117)
Construction and land	—	—	(127)	(2,651)
Commercial	(258)	(164)	(792)	(326)
Consumer	(2,504)	(7)	(5,312)	(7)

Total loans charged off	(33,447)	(1,176)	(60,978)	(4,101)

Recoveries:
One-to-four family residential(1)	10,666	—	18,875	35
Commercial	93	35	102	295
Consumer	18	3	23	82

Total recoveries	10,777	38	19,000	412

Allowance for loan losses, balance (at end of period)	$309,645	$45,089	$309,645	$45,089

(1)	Fiscal 2008 recoveries include $10.7 million for the three months and $18.9 million for the nine months ended June 30, 2008 in expected payments from mortgage insurance companies for claims.

The following table sets forth BankUnited’s allocation of the allowance for loan losses by category as of June 30, 2008 and September 30, 2007.

	June 30, 2008	September 30, 2007
	(In thousands)
Balance at the end of the period applicable to:
One-to-four family residential	$225,566	$26,787
Home equity loans and lines of credit	15,570	6,850
Multi-family	1,593	960
Commercial real estate	44,584	8,092
Construction	2,172	1,173
Land	2,872	2,426
Commercial	4,709	4,331
Consumer	2,052	880
Unallocated (1)	10,527	7,124

Total allowance for loan losses	$309,645	$58,623

(1)	The unallocated component of the allowance for loan losses reflects management’s evaluation of conditions that are not directly attributable to credit risk, inherent in specific loan products (due to the imprecision that is inherent in credit loss estimation techniques). The conditions evaluated in connection with the unallocated allowance include national and local economic trends and conditions, industry conditions, recent loan portfolio performance, loan growth and concentrations, changes in underwriting criteria, and the regulatory and public policy environment.

The following table indicates BankUnited’s allowance as a percentage of the loan category balance for the various categories of loans as of June 30, 2008 and September 30, 2007:

	June 30, 2008	September 30, 2007
One-to-four family residential	2.19%	.25%
Home equity loans and lines of credit	3.34%	1.63%
Multi-family	1.20%	.80%
Commercial real estate	7.97%	1.63%
Construction	1.20%	.80%
Land	1.20%	.80%
Commercial	2.33%	2.30%
Consumer	13.63%	5.42%
Unallocated (1)	—	—
Total allowance for loan losses	2.56%	.47%

(1)	Calculated as the percentage of the total loans held in portfolio.

One-to-four family residential loans represented approximately 86% and 85% of the Company’s total outstanding loans held in portfolio as of September 30, 2007 and June 30, 2008, respectively. At September 30, 2007 and June 30, 2008, non-performing residential loans represented 96% and 91% of total non-performing loans, respectively. Historically, these loans have resulted in a lower percentage of loan losses when compared to non-residential loans due to the significance of the underlying collateral. Since mid-2007, the Company has experienced significant increases in non-performing assets, the most significant component of which were represented by residential loans. The level of allowance attributable to residential loans increased from .25% of these loans to 2.19% from September 30, 2007 to June 30, 2008. This increase is consistent with the increase in the amount of non-performing residential loans from $172.6 million at September 30, 2007 to $367 million at December 31, 2007 to $574 million at March 31, 2008 and $896.1 million at June 30, 2008. The Company’s methodology in estimating losses inherent in the loan portfolio has remained substantially unchanged but has been updated for increases in historical loss factors and an improved understanding of the behavior of subsets of the portfolio resulting from actual experience. As a result of these factors, while the Company’s allowance for loan losses has increased substantially commensurate with the increase in non-performing residential loans, the ratio of the allowance to non-performing loans decreased from 32.42% at September 30, 2007 to 31.52% at June 30, 2008 due to the historically lower level of loss associated with residential loans when contrasted with non-residential loans. When viewed separately, the ratio of the allowance allocated to one-to-four family residential loans as a percentage of non-performing residential loans increased from 15.52% to 25.17% from September 30, 2007 to June 30, 2008. This increase reflects the growth in non-performing residential loans and the higher level of loss severity due to housing price declines.

        Consistent with federal interagency policy guidance and current OTS regulatory reporting convention, BankUnited’s policy requires that impaired residential mortgage loans that are 180 days or more delinquent and collateral dependent be subject to specific valuation allowances or be charged-off in amounts equal to the shortfall in collateral, measured as the difference between the recorded investment in each impaired loan (i.e., outstanding principal, and any accrued interest, net deferred loan fees or costs, and unamortized premium or discount) and the net realizable value of collateral. The Bank’s estimate of net realizable value of residential mortgage loan collateral is based on an acceptable in-house or externally prepared estimate of current fair market valuations, less estimated costs to sell the collateral, together with consideration of any expected loan level mortgage insurance proceeds. As of June 30, 2008, the allowance for loan losses included specific valuation allowances of $68.6 million for $483.6 million in outstanding impaired residential mortgage loans.

In addition to the increase in non-performing residential loans, the impact of a lower volume of residential home sales by developers resulted in approximately $76.9 million of commercial real estate loans becoming impaired as of June 30, 2008, compared to none as of September 30, 2007. Additionally, impaired consumer loans totaled $8.7 million at June 30, 2008 compared to none at September 30, 2007. The amount of allowance allocated to impaired loans totaled $106.7 million at June 30, 2008. There can be no assurance that additional provisions for loan losses will remain at the level recorded as of June 30, 2008. BankUnited anticipates that during fiscal 2008 provisions for loan losses may continue to be made at higher levels than in prior years in light of increasing non-performing assets, industry trends and real estate market conditions.

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

Risks Associated with Investments and Mortgage-Backed Securities. BankUnited purchases fixed- and adjustable-rate mortgage-backed securities and other securities for liquidity, yield and risk management purposes. Changes in market interest rates associated with BankUnited’s investments and mortgage-backed securities could have a material adverse effect on BankUnited’s carrying value of its securities. Temporary changes in the carrying value of mortgage-backed securities and other securities classified as available for sale are reflected, net of taxes, as a component of stockholders’ equity, while other-than-temporary impairment charges, if any, are recorded in earnings. See Note 4 to the accompanying condensed notes to consolidated financial statements.

Derivative and Hedging Activities. BankUnited uses derivative instruments as part of its interest rate risk management activities to reduce risks associated with its loan origination and borrowing activities. Derivatives used for interest rate risk management include various interest rate swaps and caps, and other derivatives that relate to the pricing of specific on-balance sheet instruments and forecasted transactions. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, we recognize all derivatives as either assets or liabilities on the consolidated balance sheet and report them at fair value with realized and unrealized gains and losses included in either earnings or in other comprehensive income, depending on the purpose for which the derivative is held and whether the derivative qualifies for hedge accounting.

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

As required by SEC rules, an evaluation of the effectiveness of the design and operation of BankUnited’s disclosure controls and procedures was carried out by BankUnited, as of the end of the period covered by this report, under the supervision and with the participation of BankUnited’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that BankUnited’s disclosure controls and procedures were not effective as of June 30, 2008.

Due to continuing adverse market conditions, the complexity of accounting and disclosure issues has increased and we have dedicated additional time to our review and analysis of our business including, without limitation, lending, liquidity, operations, capital, and internal control over financial reporting. Accordingly, we were unable to complete the filing of our Quarterly Report on Form 10-Q for the period ended June 30, 2008 within the required time period. The increasing requirements for management’s time and attention have led management to believe that the Company does not currently have sufficient staff with the requisite expertise to adequately address the issues. Therefore, the Company has been seeking to hire additional qualified personnel.

Disclosure controls and procedures are intended to provide reasonable assurance that the information required to be disclosed by BankUnited in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. BankUnited may make changes to its disclosure controls and procedures periodically, as management reviews the design and effectiveness on a continuing basis. No change in internal control over financial reporting occurred during the quarter ended June 30, 2008 that has materially affected, or is likely to materially affect, such internal control over financial reporting. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

PART II

Item 1A.	RISK FACTORS

The following risk factors represent changes and additions to, and should be read in conjunction with, “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

The continuation or further deterioration of current economic conditions could adversely impact our business.

In fiscal 2007, and continuing into fiscal 2008, declining real estate prices and economic conditions throughout the United States, particularly in certain regions in which the Bank is active, contributed to an industry-wide increase in borrowers unable to make their mortgage payments and increased foreclosure rates. A significant number of mortgage lenders have been forced to recognize substantial losses, file for bankruptcy or to close or limit their operations. Banking regulators have also taken over some banking institutions. In response, financial institutions have tightened their underwriting standards, limiting available sources of credit and liquidity. These conditions have already significantly increased our credit losses, eliminated the demand for our non-agency eligible mortgage loan products in the secondary market and reduced the profitability of our mortgage lending operations. The competition for deposits has increased and news reports of bank failures have directly contributed to depositor unrest, including withdrawals. If these negative economic conditions continue or become more widespread, our financial condition could continue to be adversely affected. In addition, while we have implemented strategies to address the current economic weakness, including, among other things, significantly altering our residential loan production mix to include more agency eligible loans saleable to government sponsored entities, significantly reducing our wholesale residential mortgage business, terminating our option ARM programs, except in certain very limited private banking and loan modification circumstances, and terminating our reduced documentation programs, there is no guarantee that these strategies will be effective or, effective quickly enough and our business may continue to be adversely affected by economic conditions for an extended period of time.

Current and further deterioration in the housing market could cause further increases in delinquencies and non-performing assets, including loan charge-offs, and depress our results of operations.

As of June 30, 2008, real estate secured loans comprised 99% of our loan portfolio. Real estate secured loans have been negatively impacted by the economic downturn and related decrease in real estate values. Continuation of the downturn could further depress our earnings and our financial condition because:

•	an increasing number of borrowers may not be able to repay their loans;

•	the value of the collateral securing our loans to borrowers may decline further;

•	the quality of our loan portfolio may decline further; and/or

•	customers may not want or need our products and services.

Any of these scenarios could cause further increases in delinquencies and non-performing assets or require us to charge-off a higher percentage of our loans and/or increase substantially our provision for loan losses, any of which would negatively impact our operating results.

Increased denials of mortgage insurance claims or financial failure of a mortgage insurance provider could increase our credit losses.

In order to limit our credit risk, we have required borrowers using certain loans to purchase private mortgage insurance. As of June 30, 2008, 19% of the one-to-four family residential loan portfolio was covered by private mortgage insurance. Fraud or misrepresentation by the borrower could result in the denial of a mortgage insurance claim, which could increase our potential loss on a property. From May 1, 2007 to June 30, 2008, approximately 255 claims were probable of recovery, of which 117 were accepted and paid and 9 were declined. As of June 30, 2008, 129 claims were pending determination. Repeated denials of claims or the financial failure of one of our mortgage insurance providers could have a negative effect on our earnings. As of June 30, 2008, three insurance companies covered 81% of the total amount insured. The largest single concentration, which constituted 47% of the insurance amount, was in an insurance company rated AA+ by S&P’s, the second largest concentration was 20% with an insurance company rated A+; and the third largest concentration was 14% in an insurance company rated AA-. The remaining 19% of the amount insured was placed with four other insurance companies with S&P ratings from AA+ to B1. All ratings are as of July 24, 2008. We cannot assure you that market conditions will not result in increased denials of mortgage insurance claims or in the insolvency of one or more of these companies diminishing their ability to pay our claims.

An inadequate allowance for loan losses would negatively impact our results of operations.

We are exposed to the risk that our customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans will not be sufficient to assure full repayment. Credit losses are inherent in the lending business and could have a material adverse effect on our operating results and our ability to meet our obligations. Volatility and deterioration in domestic and foreign economies may also increase our risk of credit losses. The determination of an appropriate level of allowance for loan losses is an inherently uncertain process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond our control, and charge-offs may exceed current estimates. We evaluate the collectability of our loan portfolio and provide an allowance for loan losses that we believe is adequate based upon such factors as, including, but not limited to:

•	the risk characteristics of various classifications of loans;

•	previous loan loss experience;

•	specific loans that have loss potential;

•	delinquency trends;

•	the estimated fair market value of the collateral;

•	current economic conditions;

•	the views of our regulators; and

•	geographic and industry loan concentrations.

If any of our evaluations are incorrect and borrower defaults result in losses exceeding our allowance for loan losses, our results of operations could be significantly and adversely affected. We cannot assure you that our allowance will be adequate to cover loan losses inherent in our portfolio.

We have experienced elevated levels of non-performing assets due to deteriorating economic conditions over the last five quarters and, correspondingly, recorded larger quarterly increases to the allowance. If housing values continue to decrease, we are likely to face increasing costs relating to our ownership of REO, which would increase losses on property dispositions. If non-performing assets were to remain elevated or increase, we would need to record a higher allowance, which would reduce our earnings.

The continuation of adverse market conditions in the U.S. economy and the markets in which we operate would adversely impact us.

The majority of the loans in our portfolio are secured by residential and commercial properties in Florida. A continued deterioration of overall market conditions, a continued economic downturn or prolonged economic stagnation in Florida or adverse changes in laws and regulations that impact the banking industry would have a negative impact on our business. If the strength of the U.S. economy in general and the strength of the economy in areas where we lend (or previously provided real estate financing) continues to decline, this would result in, among other things, a further deterioration in credit quality or a continued reduced demand for credit, adversely effecting our loan portfolio and allowance for loan losses. Florida has been experiencing significant declines in real estate values, home sale volumes, and new home building. These factors, along with similar deterioration in California and Arizona, contributed to increases in our provisions for loan losses in the quarters ended September 30, 2007, December 31, 2007, March 31, 2008 and June 30, 2008 by 315%, 1,525% and 2,350% and 2,855% respectively, above the provision recorded in the comparable prior year period. Negative conditions in the Florida real estate markets could adversely affect our borrowers’ ability to repay their loans and the value of the underlying collateral. Real estate values are affected by various factors, including general economic conditions, governmental rules or policies and natural disasters, such as hurricanes. Additionally, our borrowers may be confronted with increased insurance costs as a result of such natural disasters. These factors may adversely impact our borrowers’ ability to make required payments, which in turn, may negatively impact our results.

We need to raise additional capital resources and these capital resources may not be available.

We have been trying to raise additional capital for several months. Even if we successfully obtain capital in the near future, if the Bank’s level of capital were to fall below the required regulatory minimums or be considered by regulators to be insufficient, we or the Bank could be forced to raise even more capital. If we, or the Bank, raise any additional capital, the terms and pricing of such securities could be unfavorable or could be dilutive to then existing stockholders and could cause the price of our outstanding securities to decline. No assurance can be given that we will be able to raise any capital, including any additional capital that we may need based upon future developments, or, if such additional capital is available, that such capital can be obtained on desirable terms. Our Board of Directors has suspended the payment of dividends on our Class A Common Stock given the impact of the economy on our financial condition and results of operations, and the OTS has limited our ability to pay dividends without its approval. No assurance can be given that the Board will declare dividends on the Class A Common Stock in the future. We cannot assure you that any such financing will be available to us on favorable terms or at all.

Even if we raise capital in the near term, we may need to incur additional debt or equity financing in the future for operations, to maintain our capital position or to prevent additional regulatory restrictions. If we are unable to obtain additional financing our ability to maintain our capital condition and prevent additional regulatory action would be adversely affected.

We are subject to extensive regulation that could restrict our activities and impose financial requirements or limitations on the conduct of our business and limit our ability to receive dividends from the Bank.

The Bank is subject to extensive regulation, supervision and examination by the OTS as its primary federal regulator, and by the FDIC, which insures its deposits. As a member of the FHLB, the Bank must also comply with applicable regulations of the Federal Housing Finance Board and the FHLB. Regulation by these agencies is intended primarily for the protection of our depositors and the deposit insurance fund and not for the benefit of our stockholders. The Bank’s activities are also regulated under consumer protection laws applicable to our lending, deposit and other activities. A sufficient claim against us under these laws could have a material adverse effect on our results. Regulatory and legal requirements are subject to change. If such requirements change and become more restrictive, it would be more difficult and expensive for us to comply and could affect the way we conduct our business, which could adversely impact our operations and earnings. Additionally, we are subject to the corporate governance standards set forth in the Sarbanes-Oxley Act of 2002, as well as applicable rules and regulations promulgated by the SEC and the rules of the NASDAQ.

Among other things, the OTS has limited the Bank’s ability to pay cash dividends to the holding company without its prior approval. The Bank has not paid cash dividends to the holding company in the last eight years. At August 15, 2008, the holding company’s liquid assets totaled $40 million. The holding company’s primary obligations are interest payments on its convertible notes, HiMEDS securities, trust preferred securities and junior subordinated debt. The holding company’s ability to service its debt depends on its ability to receive dividends from the Bank and, when the notes mature, on its ability to renew or refinance its debt. We cannot predict how long these OTS restrictions will remain in effect and whether the OTS will approve payments of dividends by the Bank to the holding company.

OTS regulations also restrict our ability to open new banking offices. We must file an application or notice and receive OTS approval or a non-objection before we change the permanent location of, or establish a new, home or branch office.

BankUnited has been advised by the OTS of certain concerns that BankUnited has agreed to address. Several of the measures addressing these concerns were already in progress at the time the Company and the Bank entered into agreements with the OTS to address the concerns. At this time, some of the measures have been completed and others are in progress. These measures include efforts to seek to raise at least $400 million of capital and to submit an alternative capital plan that would become applicable if we are unable to raise the $400 million; termination of the option ARM loan program (other than in the wealth management area and, in certain limited circumstances, for loan modifications); termination of reduced and no documentation loan programs; reduction of the portfolio of negative amortization loans; and enhanced monitoring and internal reporting, as well as reporting to regulators on option ARM loan reduction efforts, preservation and enhancement of capital, mortgage insurance and liquidity strength. The Bank also agreed to enhance its policies and procedures regarding the Bank’s allowance for loan losses, including increasing the allowance to a level which has already been attained. The Bank has also agreed to maintain capital ratios substantially in excess of the minimum required ratios to be deemed well-capitalized upon raising the agreed upon amount of capital. The OTS has advised that the Bank must limit its asset growth and notify it prior to: adding directors or senior executive officers; making certain kinds of severance and other forms of payments; entering into, renewing, extending, or revising any compensatory or benefits arrangements with any director or officer; entering into any third-party contracts out of the normal course of business; and issuing any capital distribution, such as dividends. Based on a recent notification, BankUnited believes that, unless it raises significant capital, the OTS will reclassify the Bank to adequately capitalized primarily due to the deterioration in the Bank’s non-traditional mortgage loan portfolio, the concentration of risk associated with that portfolio, and a resultant need for significant additional capital. The Company has continued its efforts to raise capital. Management believes that the Bank will maintain its well-capitalized status if the Company’s capital raising efforts are successful. There can be no guarantee that any of the measures already taken or in progress will be successful or satisfy the concerns of the OTS, and additional restrictions may be imposed on BankUnited’s activities in the future that could have a material adverse effect on BankUnited’s financial position and operations.

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

Our liquidity may be adversely affected by additional changes in the economy, regulatory actions and our inability to access capital or funding sources.

                Our liquidity may be affected by an inability to access the capital markets or by unforeseen demands on cash. Our objective in managing liquidity is to maintain sufficient resources of available liquid assets to address our funding needs. Over approximately the past 15 months, sources of credit in the capital markets have tightened as mortgage loan delinquencies increased, demand for mortgage loans in the secondary market decreased, securities and debt ratings were downgraded, a number of institutions defaulted on their debt and depositors reacted negatively by withdrawing deposits in response to bank failures. These factors have made it more difficult for financial institutions to obtain capital/funds by selling loans in the secondary market, retaining deposits or through borrowings. Subsequent to June 30, 2008, the FHLB commenced a review of our borrowing capacity, which is ongoing. As of August 15, 2008, our stated borrowing capacity at the FHLB was $627.7 million; however, we have been advised that we have access only to $25.6 million of this capacity. The FHLB has further advised us that it has changed its position regarding collateral held by affiliates, and that $736 million of pledged collateral from our affiliated REIT may not be eligible to support borrowings. Management is assessing alternatives for addressing the issue. Given the foregoing, the amount of borrowing available is unclear. We cannot predict with any degree of certainty how long these market conditions may continue, nor can we anticipate the degree of impact such market conditions will have on loan origination volumes and losses or gain on sale results. Deterioration in the performance of other financial institutions, including write-downs of securities, debt-rating downgrades and defaults have resulted in industry-wide reductions in liquidity. We cannot assure you that further deterioration in the financial markets will not result in additional market-wide liquidity problems, and affect our liquidity position. We also have access to liquidity from the Federal Reserve. We have been informed that we may not draw upon our line without first contacting the Federal Reserve. There can be no assurance further deterioration in the financial markets will not result in additional scrutiny by the Federal Reserve which could further limit our access to the Federal Reserve. Starting in April 2008 we began using brokered deposits to supplement our available liquidity. If we were classified as an adequately capitalized institution, we might not be able to use brokered deposits as a source of funds. A well-capitalized bank may accept brokered deposits without restriction. An “adequately capitalized” bank must obtain a waiver from the FDIC in order to accept, renew or roll over brokered deposits. While the regulations permit banks which are adequately capitalized to seek permission from the FDIC to accept brokered deposits the FDIC may deny permission, or may permit the bank to accept fewer brokered deposits than the level considered desirable. In addition brokers may determine not to place brokered deposits with us if are reclassified as adequately capitalized. We cannot assure that the FHLB will restore us to full access to borrowings, or that we would be able to acquire brokered deposits due to a reclassification to adequately capitalized. In such case we cannot assure you that we would be able to attract enough retail deposits to meet our liquidity needs and such failure would be likely to have a material adverse impact on BankUnited’s financial position and operations.

On August 22, 2008, Fitch Ratings downgraded BankUnited’s long-term and senior debt to BB- from BB and our individual rating from C/D to D. The Bank’s long-term deposits were downgraded to BB from BB+ and its individual debt rating from C/D to D. Also the preferred stock associated with our trust subsidiaries numbered VII, VIII, IX, XI and XII were downgraded from B+ to B-. Additionally, Fitch Ratings placed BankUnited and its subsidiaries on Rating Watch Negative. These lower ratings, and any further ratings downgrades, could make it more difficult for us to access the capital markets going forward, as the cost to borrow or raise capital could become more expensive. Although the cost of our primary funding sources (deposits and FHLB borrowings) is not influenced directly by our credit ratings, no assurance can be given that our credit rating will not have any impact on our access to deposits and FHLB borrowings.

Our exposure to credit risk is increased by our commercial real estate, commercial business and construction lending.

Commercial real estate, commercial business and construction lending has historically been considered to be higher credit risk than single-family residential lending. Such loans involve larger loan balances to a single borrower or related borrowers. At June 30, 2008, we had a balance of $692.2 million in commercial real estate loans (including multi-family residential loans), $181.0 million in construction loans, $239.4 million in land and development loans, and $202.4 million in commercial business loans.

At June 30, 2008, nonperforming commercial real estate, construction and land loans totaled $77.2 million and represented 0.64% of total loans compared to a balance of $5.6 million at September 30, 2007, which represented 0.04% of total loans. This increase was due to the failure of five large loans to be paid as agreed. Commercial real estate loans can be affected by adverse conditions in real estate markets or the economy because commercial real estate borrowers’ ability to repay their loans depends on successful development of their properties, as well as the factors affecting residential real estate borrowers. These loans also involve greater risk because they generally are not fully amortizing over the loan period, but have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property.

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

Commercial business loans are typically based on the borrowers’ ability to repay the loans from the cash flows of their businesses. Such loans may involve risk because the availability of funds to repay each loan depends substantially on the success of the business itself. In addition, the collateral securing the loans may depreciate over time, be difficult to appraise and liquidate, or fluctuate in value based on the success of the business.

Because commercial real estate, commercial business and construction loans are susceptible to a risk of loss during a downturn in the business cycle we cannot assure you that more of these loans will not become nonperforming. The underwriting, review and monitoring performed by our officers and directors cannot eliminate all of the risks related to these loans.

The need to account for assets at market prices may adversely affect our results of operations.

                We report certain assets, including investments and mortgage-backed securities, at fair value. Generally, for assets that are reported at fair value we use quoted market prices or valuation models that utilize market data inputs to estimate fair value. Because we carry these assets on our books at their fair value, we may incur losses even if the asset in question presents minimal credit risk. For the period ended June 30, 2008, the Bank recognized other-than-temporary impairments of $51.7 million, including $8.9 million on certain perpetual preferred stock of U.S. government-sponsored entities and $40.5 million in certain mortgage-backed securities and $2.3 million on other securities. Given the continued disruption in the capital markets and the recent adverse developments affecting perpetual preferred and mortgage-backed securities, we may be required to recognize additional other-than-temporary impairments in future periods with respect to those and other securities in our portfolio. The amount and timing of any impairment recognized will depend on the severity and duration of the decline in fair value of the securities and our estimation of the anticipated recovery period.

Our portfolio contains residential loans made under reduced documentation programs, which could adversely affect the quality of our loan portfolio.

Customary industry guidelines for reduced documentation mortgage loan programs may not require submission or verification of information about borrowers’ income and/or assets. We have terminated reduced documentation lending programs. However, those programs accounted for 30.4% of our residential loans (excluding unearned premiums, discounts and deferred loan costs) as of June 30, 2008. To the extent borrowers have overstated their income and/or assets, the ability of borrowers to repay their loans may be impaired, which could adversely affect the quality of our loan portfolio. As of June 30, 2008, non-performing loans originated under reduced documentation programs represented 3.4% of our total one-to-four family residential loan portfolio. The percentage of all non-performing one-to-four family loans, inclusive of loans with all documentation types, to our total one-to-four family residential portfolio was 8.6%.

The non-cash portion of our net interest income and repayment risks may grow because of our portfolio concentration in payment option loans.

Despite the termination of our option ARM programs, with minor exceptions for wealth management clients and certain limited loan modifications, at June 30, 2008, payment option loans made up 58.1% of our total loans (excluding unearned premiums, discounts, and deferred loan costs, and including loans held for sale). These loans provide the consumer with several payment options each month and may result in monthly payments being lower than the amount of interest due. Unpaid monthly interest due is added to the loan balance. The amount of the negative amortization is a non-cash item that is accrued and included in net interest income. This amount of net interest income will continue to increase as the negative amortization causes the balance of our payment option loans to increase.

Payment option loans provide the consumer with the ability to reduce his or her initial loan payment and limit the amount of annual increases in the required monthly payment. The amount of the loan payment is recalculated to fully amortize the loan over the remaining life at the earlier of (i) five years from inception of the loan; or (ii) when a loan balance has increased to 115% of the original loan. As of June 30, 2008, 128 loans with total loan balances of $42.9 million had reached the 115% of the original loan balance reset amount. Each of the 128 loans reached the 115% level during the nine months ended June 30, 2008. As of June 30, 2008, 139 loans with total loan balances of $41.4 million reached the five-years from inception reset time. Fifty-three of the 128 loans reached the five-year from inception limit during the nine months ended June 30, 2008.

The minimum time period over which a payment option loan can reach the 115% cap can vary significantly based on customer behavior and the level of interest rates. We estimate that a payment option loan (i) originated in January 2006, (ii) reflecting minimum payments by the borrower each month, and (iii) carrying interest rates equal to actual historical fully-indexed rates through June 30, 2008, and projected rates based on management’s forecast of the MTA rates subsequent to June 30, 2008, would not reach the 115% cap prior to the end of five years from the date of inception and thus would reset in January 2011. Keeping all other assumptions constant, except that the interest rate is assumed to increase to the highest historical rate during the period from January 2006 to June 30, 2008, and then remain at that level, the same loan is estimated to reach the 115% cap in 33 months after inception.

We estimate that $59.6 million will reset at September 30, 2008. We also estimate that $899.5 million and $2.4 billion will reset in fiscal years 2009 and 2010, respectively. These estimates do not reflect the restructuring of loans under a Mortgage Assistance Program and assume that borrowers’ monthly payments continue at the average payment amount over the life of the loan since inception, and that the MTA index changes based on our internal rate forecast model. As of June 30, 2008, 71.1% of our borrowers had elected the minimum payment option. We cannot assure you that more of our borrowers that have the ability to elect the minimum payment option will not select this option in future periods. If a loan negatively amortizes, the consumer must make the payments up in the later years of the loan. This presents a potential repayment risk if the consumer is unable to make the higher payment or to repay the loan through refinancing or sale of the underlying property. We do not obtain updated estimates of the value of the underlying real estate collateral when loans are reset. Therefore, at the time of reset, we do not evaluate whether the properties underlying the reset loans have fair market values at least equal to the amount of the reset loan. In a market with declining real estate values and increased foreclosures, we cannot assure you that our valuation allowances and collateral will be sufficient to cover the outstanding balance on our payment option loans.

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

Changes in the difference between short- and long-term interest rates may also harm our business. For example, short-term deposits may be used to fund longer-term loans. When differences between short-term and long-term interest rates shrink or disappear, the spread between rates paid on deposits and received on loans could narrow significantly, decreasing our net interest income.

If market interest rates rise rapidly, interest rate adjustment caps may limit increases in the interest rates on ARMs, thus reducing our net interest income because we will need to pay the higher rates on our deposits and borrowings while being limited on the repricing of the ARMs due to the interest rate caps. As of June 30, 2008, ARMs made up approximately 88% of our residential mortgage loan portfolio (excluding unearned premiums, discounts and deferred loan cost and including loans held for sale) and represented 74.1% of our total loans (including unearned premiums, discounts, and deferred loan cost, and excluding loans held for sale). The interest rates on ARMs adjust periodically based upon a contractually agreed index or formula up to a specified cap. In times of sharply rising interest rates, these caps could negatively affect our net interest margin by limiting the potential increase to interest income.

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

Our earnings are affected by the relationship between the levels and movement of certain interest rates. Since August 2007, there has been a wider spread between MTA rates and the LIBOR Index than has normally been the case. The majority of our loans are based on the MTA index, which is the average of the one year constant maturity treasury over the last twelve months. Thus, a prolonged period with wide spreads between MTA and LIBOR rates, without a return to the traditionally narrow spread between the two indices, could compress our net income.

An increase in loan prepayments and on prepayment of loans underlying mortgage-backed securities may adversely affect our results of operations.

Prepayment rates are affected by consumer behavior, conditions in the housing and financial markets, general economic conditions and the relative interest rates on fixed-rate and adjustable-rate mortgage loans. Changes in prepayment rates are therefore difficult for us to predict.

We recognize our deferred loan origination costs and premiums paid in originating these loans by adjusting our interest income over the contractual life of the individual loans. As prepayments occur, the rate at which net deferred loan origination costs and premiums are expensed increases. The effect of the increases of deferred costs and premium amortization may be mitigated by prepayment fees paid by the borrower when the loan is paid in full within a certain period of time, which varies among loans. If prepayment occurs after the period of time when the loan is subject to a prepayment fee, the effect of the acceleration of premium and deferred cost amortization is no longer mitigated. At of June 30, 2008, we had $217.9 million in unearned premiums, discounts and net deferred origination costs. Of the $217.9 million, $217.9 million related to residential mortgage loans.

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

Changes in interest rates could have significant adverse effects on our financial condition and results of operations.

Fluctuations in interest rates could have significant adverse effects on our financial condition and results of operations, including, without limitation, decreasing the value of our mortgage servicing rights or our derivative instruments. The initial and ongoing valuation and amortization of mortgage servicing rights is significantly impacted by interest rates, prepayment experience and the credit performance of the underlying loans. Mortgage servicing rights are also impacted by other factors, including, but not limited to, the amount of gains or losses recognized upon the securitization and sale of residential mortgage loans, the amortization of the assets and the periodic valuation of the assets. At June 30, 2008, we serviced $2.1 billion of loans for others and we had mortgage servicing rights with a carrying amount of $26.0 million.

We are unable to predict changes in market interest rates, which are affected by many factors beyond our control including inflation, recession, unemployment, money supply, domestic and international events and changes in financial markets in the United States and in other countries. Our net interest income is affected not only by the level and direction of interest rates, but also by the shape of the yield curve and relationships between interest sensitive instruments and key driver rates, such as the rate differential between the MTA and LIBOR rates, as well as balance sheet growth, client loan and deposit preferences and the timing of changes in these variables. In an environment in which interest rates are increasing, our interest costs on liabilities may increase more rapidly than our income on interest-earning assets. This could result in a deterioration of our net interest margin.

Changes in interest rates could also adversely affect our financial condition by reducing the value of our derivative instruments. We use derivative instruments as part of our interest rate risk management activities to reduce risk associated with our borrowing activities. Our use of derivative instruments, however, exposes us to credit risk and market risk. Our credit risk is heightened when the fair value of a derivative contract is positive, which generally means that a counterparty owes money to us. We try to minimize credit risk in derivative instruments by entering into transactions with high-quality counterparties. While our derivatives balance as of June 30, 2008 is a net credit of $1.6 million, there can be no assurance that our financial evaluation of a counterparty will be accurate or that its financial status will not change.

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

During the quarter ended June 30, 2008, we sold 99% of the loans we originated into the secondary market to GSEs. In comparison, in the quarter ended June 30, 2007, we sold 11% of the loans we originated into the secondary market, 35% of which were sold to private label conduits. A lack of demand or secondary market illiquidity could have an adverse effect on our balance sheet, earnings and capital levels.

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

We may not be able to sell a loan that does not comply with these representations and warranties, or such sale may require greater effort or expense. If individual mortgages are found to have not complied with the representations and warranties and if such loans are sold before we detect non-compliance, we may be obligated to repurchase the loan and bear any associated loss directly, or we may be obligated to indemnify the purchaser against any such losses. These circumstances could adversely impact the profitability of loan sales and our financial results.

Adjustments for loans held for sale may adversely affect our results of operations.

In our financial statements we must revalue, on a quarterly basis, loans that we originate and classify as held for sale to the lower of their cost or market value. Depending on market conditions, such adjustments may adversely affect our results of operations. At June 30, 2008, loans held for sale totaled $91.2 million compared to a total loan portfolio size of $12.3 billion (including unearned discounts, premiums and deferred loan costs) at the same date.

Our results of operations could be adversely affected by incidences of fraud and compliance failures that are not within our direct control.

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

Failure to pay interest on our debt may adversely affect us.

Effective June 30, 2008, the holding company contributed $80 million to the Bank leaving the holding company with cash and cash equivalents of approximately $40 million for debt service and operating expenses at August 15, 2008. If the holding company is unable to raise sufficient capital, the holding company would be dependent upon dividends from the Bank to meet its obligations. The OTS has restricted the payment of upstream dividends from the Bank without their prior approval, which we cannot predict will be granted at such time.

Deferral or default in making interest payments on debt could affect our ability to fund our operations. As of June 30, 2008, we had approximately $237 million of trust preferred securities and subordinated debentures outstanding related to ten trust subsidiaries owned by us. Interest payments, including those on subordinated debentures, must be paid before we pay dividends on our capital stock, including our Class A Common Stock at such time, if any, when we may pay such dividends again. We have the right to defer interest payments on the subordinated debentures for up to 20 consecutive quarters. However, if we elect to defer interest payments, all deferred interest must be paid before we may pay interest or dividends on all instruments of similar or junior rank including dividends on our capital stock. Deferral of interest payments could also cause a decline in the market price of our Class A Common Stock.

As of June 30, 2008, we had outstanding $12.5 million of junior subordinated debentures due on December 15, 2017. These debentures are not associated with trust preferred securities. The debentures bear an annual floating rate equal to 3-month LIBOR plus 3%. Unlike the subordinated debentures associated with the trust preferred securities, these instruments do not include the right to defer interest payments. The terms of the subordinated debentures do not permit the payment of interest on similarly ranked securities when their interest has been deferred. The junior subordinated debentures associated with our trust preferred securities do not permit the payment of interest to similarly ranked securities when their interest has been deferred. Unless modified, the terms of the subordinated debentures that are not associated with trust preferred securities may limit the deferral of interest on trust preferred securities that are considered to be similarly ranked to the subordinated debentures. Thus, the Company may be required to take steps to address that deficiency and amend the indenture governing $125 million of junior subordinated debentures.

As of June 30, 2008, we also had credit lines of $6.1 billion under our FHLB credit line of which $5.3 billion (including $155 million in letters of credit) was outstanding. The FHLB has the right to re-evaluate our credit line and has the ability to adjust our borrowing capacity. Failure to pay interest or principal on this debt could adversely affect our business by causing us to lose our collateral and the FHLB as a funding source. Recently the FHLB, has taken various actions regarding its lending policies including increasing collateralization rates and limiting (and in some cases eliminating) the ability to borrow against certain mortgages including those held by affiliates such as our REIT. Also, in July 2008 the FHLB commenced a collateral review which is ongoing. As a result, at August 15, 2008, our stated borrowing capacity at the FHLB was $627.7 million; however, we have been advised that we only have access to $25.6 million of this capacity. The FHLB has further advised us that it has changed its position regarding collateral held by affiliates, and that $736 million of pledged collateral from our affiliated REIT may not be eligible to support borrowings. Management is assessing alternatives for addressing this issue. Given the foregoing, the amount of borrowing available is unclear. We cannot predict with any degree of certainty how long these market conditions may continue, nor can we anticipate if the FHLB will take further restrictive actions in the future.

As of June 30, 2008, we had outstanding $120 million of Senior Notes that mature in March 2034 and bear interest at an annual rate of 3.125% payable semiannually. Upon conversion of Senior Notes, we will deliver cash for 100% of the principal amount of the notes and may, at our discretion, in lieu of delivering shares of Class A Common Stock, deliver cash or a combination of cash and shares of Class A Common Stock for any and all conversion obligations in excess of the principal amount. We may redeem for cash some or all of the Senior Notes at any time on or after March 1, 2011 at 100% of the principal amount of the Senior Notes plus any accrued and unpaid interest, contingent interest and additional amounts, if any. Holders may require us to purchase all or part of the Senior Notes for cash at a purchase price of 100% of the principal amount of the Senior Notes plus accrued and unpaid interest including contingent interest and additional amounts, if any, on March 1, 2011, March 1, 2014, March 1, 2019, March 1, 2024 and March 1, 2029 or upon the occurrence of a fundamental change. The notes are senior unsecured obligations, ranking equally in right of payment with all of our existing and future unsecured senior indebtedness. The Senior Notes are effectively subordinated to our entire senior secured indebtedness and all indebtedness and liabilities of our subsidiaries.

As of June 30, 2008, we had outstanding $184 million of HiMEDS equity units. Each unit has a stated amount of $50 and is comprised of (i) a 3-year purchase contract which will obligate the holder to purchase from BankUnited on May 17, 2010 a certain number of shares of our Class A Common Stock (ii) a 1/20 undivided beneficial interest in $1,000 principal amount of our 6.37% Senior Notes due May 17, 2012. Holders of the HiMEDS are entitled to receive quarterly contract adjustment payments at a rate of 0.38% per year of the stated amount of $50 per unit. The interest payment on the Senior Notes combined with the contract adjustment payments result in a total annual distribution rate of 6.75%. Based on the current price of our Class A Common Stock, each $50 HiMEDS unit will convert into 2.1368 shares of our Class A Common Stock, subject to adjustment for certain anti-dilution events.

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

Based on published reports, at July 15, 2006, we had a short interest in our Class A Common Stock of approximately 10%. Since August 2006, the short interest in our Class A Common Stock started to increase and has remained at elevated levels. At July 31, 2008, the short interest in our Class A Common Stock was approximately 35%. There is no guarantee that short sales will not continue to depress the price of our stock.

Impact of adverse market conditions on internal control over financial reporting

Continuing adverse market conditions have increased the complexity of accounting and disclosure issues, requiring management to make increasingly difficult judgments about the quality of its loan portfolio and its investments, to dedicate additional time to review and analysis of the Company’s business and to spend more time on capital raising efforts. These conditions have also required Company personnel to devote more time to loan analysis and loss mitigation efforts. In addition, banking regulators have increased their scrutiny of financial institutions generally, in consideration of market conditions, and have imposed on the Company additional monitoring and reporting requirements that require significant additional effort. These increasing requirements for management’s time and attention have led to a management belief that the Company does not have sufficient staff with the requisite expertise to adequately address the issues. Although the Company has been seeking to hire additional personnel with the requisite levels of expertise, no assurance can be given that the Company will be able to identify and hire such personnel or appropriately outsource certain functions. If the Company is unable to hire the right people or make appropriate outsource arrangements, this may require management to conclude in the future that the Company does not have effective internal control over financial reporting. Any failure to have effective internal control over financial reporting could, among other things, result in material errors in our financial statements, harm our reputation, or cause investors or regulators to lose confidence in our reported financial information, any of which could have a material adverse effect on our results of operation and financial condition.

Competition with other financial institutions could adversely affect our results of operations.

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

Competition for loans comes principally from other banks, savings institutions, mortgage banking companies and other lenders. In originating mortgage loans, we compete with real estate investment trusts, investment banking firms, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, other lenders, the FNMA, FHLMC, the Government National Mortgage Association (GNMA) and other entities purchasing mortgage loans. This competition could decrease the number and size of loans that we make and the interest rates and fees that we receive on these loans.

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

We are dependent on the use of various types of technology throughout our business. We rely on our computer systems and outside servicers that provide technology for much of our business, including recording our assets and liabilities. If our computer systems or outside technology sources fail, are not reliable, or suffer a breach of security, our ability to maintain accurate financial records may be impaired, which could materially affect our operations and financial condition. There is no guarantee that we will be successful at anticipating and taking advantage of technological advances in the future.

Terrorist events could cause reductions in investor confidence and substantial volatility in real estate and securities markets.

It is impossible to predict the extent to which terrorist events may occur in the United States or other regions. It is also uncertain what effects any past or future terrorist events and/or any consequent actions on the part of the U.S. government and others will have on the financial markets, here and abroad, local, regional and national economies, and real estate markets across the United States. Among other things, reduced investor confidence could result in substantial volatility in securities markets, a decline in general economic conditions and real estate-related investments and an increase in loan defaults. Such unexpected losses and events could materially affect our results of operations. Tourism and the travel industry are important factors to the general economy of our primary market, which could be adversely affected by terrorism.

Negative events in certain geographic areas could adversely affect our results.

Some of our depositors and borrowers are citizens of other countries, including the countries located in Europe, Central and South America and the Caribbean, who are in the process of moving to the United States or have second homes in the United States. Generally, the loans to these borrowers are secured by property located in the United States, primarily in Florida, and generally carry a lower loan to value ratio than loans to domestic residents. As of June 30, 2008, the amount of residential mortgage loans made to these borrowers was approximately $1.4 billion, or 11.4% of our overall portfolio. The value of the underlying property provides a source of liquidation in the United States but the consumer’s ability to make his or her monthly payments may be affected by factors such as foreign exchange rates, capital outflow limitations, and other political and economic risks associated with their country of residence. Changes in the U.S. laws and regulations affecting residents from those countries could also adversely affect us if they result in a significant loss of deposits, increased loan defaults or a decreased market for our products. We endeavor to limit our risk through our underwriting criteria on these loans.

Our operations could be harmed by a challenging legal climate.

Class action or other litigation against lenders in certain regions or related to particular products, services or practices may arise from time to time, even if the activities subject to complaint are not unlawful. Such claims may be brought, for example, under state or federal consumer protection laws. We are also subject to securities laws and a number of lending institutions have been sued upon allegations of securities law violations during this economic downturn. The damages and penalties claimed in these types of matters can be substantial. We may also be adversely affected by the actions of our brokers, or if another company in our industry engages in criticized practices. Our financial condition and results of operations are reported in accordance with Generally Accepted Accounting Principles (GAAP). While not impacting economic results, future changes in accounting principles issued by the FASB could impact our earnings as reported under GAAP. As a public company, we are also subject to the corporate governance standards set forth in the Sarbanes-Oxley Act of 2002, as well as applicable rules and regulations promulgated by the SEC and the NASDAQ. Negative publicity may result in more regulation and legislative scrutiny of industry practices, as well as more litigation, which may further increase our cost of doing business and adversely affect our profitability by impeding our ability to market our products, requiring us to change them or increasing the regulatory burdens under which we operate.

Negative public opinion could damage our reputation and adversely affect our operations.

Reputational risk is the risk to our operations from negative public opinion. Negative public opinion can result from the actual or perceived manner in which we conduct our business activities, including our sales practices, practices used in our origination and servicing operations and retail banking operations, our management of actual or potential conflicts of interest and ethical issues, and our protection of confidential customer information. Moreover, negative public opinion surrounding the industry can lead to increased pressure on the FHLB resulting in limitations to our ability to borrow and could cause concern among our depositors making it difficult and costly to retain funds. Negative public opinion can adversely affect our ability to keep and attract customers and can expose us to litigation.

Our REIT subsidiary may fail to qualify as a real estate investment trust, which would adversely affect our future after-tax results of operations.

Our REIT, is organized and operated to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended (the “Code”). Although it is intended that our REIT subsidiary be owned and organized and operated in such a manner, its continued qualification as a real estate investment trust for federal income tax purposes is not guaranteed. No assurance can be given that new legislation, U.S. Treasury regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to qualifications as a real estate investment trust or the federal income tax consequences of such qualification in a way that would adversely affect our REIT subsidiary’s ability to qualify as a real estate investment trust. Any such legislation would adversely affect our future consolidated after-tax results of operations.

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

Our directors and executive officers hold substantial amounts of our Class A Common Stock, Class B Common Stock and Series B Preferred Stock. Each share of Class A Common Stock is entitled to one-tenth vote, each share of Class B Common Stock is entitled to one vote, and each share of Series B Preferred Stock is entitled to two and one-half votes. These classes generally vote together on matters presented to shareholders for approval. As of June 30, 2008, directors and executive officers held approximately 51.8% of our total voting power and approximately 62.1% if they exercised all options exercisable within 60 days of June 30, 2008 to purchase shares. Consequently, other shareholders’ ability to influence our actions through their vote may be limited and the non-insider shareholders may not have sufficient voting power to approve a change in control even if a significant premium is being offered for their shares. We cannot assure you that our officers and directors will vote their shares in accordance with your interests.

There are several business and family relationships among directors that could create conflicts of interest.

Several of our directors have business relationships with us and each other. During the 2008 fiscal year, we paid the law firm of Camner, Lipsitz and Poller, P.A. approximately $3.7 million in fees for representing us in corporate matters, foreclosures, litigation, loan closings and other matters. Alfred R. Camner, our chairman of the Board and Chief Executive Officer, is the Senior Managing Director and one of two of the shareholders of the law firm. One of Mr. Camner’s children is employed as the law firm’s Managing Director. In addition, directors and employees of the law firm own our stock and have received and may in the future receive options to acquire our stock. During fiscal 2008, the insurance firm of which Marc Jacobson, one of our directors, is an officer and director, received approximately $388 thousand in insurance commissions on policies purchased by us. The firm of Rachlin, LLP of which BankUnited’s Director and Secretary, Lawrence Blum is Managing Partner, received approximately $90 thousand for consulting services in 2008. In addition, one of Mr. Camner’s children serves as an employee and director of the Company and the Bank and another of Mr. Camner’s children serves as a director of a subsidiary of the Bank. We have “opted-out” of the Florida statute, which would require the approval of either disinterested directors or a super-majority vote of disinterested shareholders in the event of certain affiliate transactions. Business and family relationships among us, our directors and officers may create conflicts of interest, which may persist even after they are reviewed and addressed by our Board of Directors. We cannot assure you that your interests will coincide with those of our officers and directors.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 27, 2008, the Company held a special meeting of the shareholders to consider and vote upon the approval of an amendment to the Articles of Incorporation to increase the number of authorized shares of Class A Common Stock from 100,000,000 shares to 200,000,000 shares. The stockholders voted to approve the amendment to the Company’s Amended Articles of Incorporation as follows:

Votes For	Votes Against	Votes Abstaining
4,748,406	343,195	110

The amendment became effective on May 28, 2008 upon the filing of the Articles of Amendment with the Florida Secretary of State.

On June 27, 2008, the Company held a special meeting of the shareholders to consider and vote upon the approval of an amendment to the Articles of Incorporation to increase the number of authorized shares of Class A Common Stock from 200,000,000 shares to 500,000,000 shares. The stockholders voted to approve the amendment to the Company’s Amended Articles of Incorporation as follows:

Votes For	Votes Against	Votes Abstaining
4,730,292	388,074	373

The amendment became effective on June 30, 2008 upon the filing of the Articles of Amendment with the Florida Secretary of State.

Item 5.	OTHER INFORMATION

On August 12, 2008 we filed a Form 12b-25 whereby we stated that due to various reasons we were unable to file this Form 10-Q for the period ended June 30, 2008 within the required time period without unreasonable effort or expense. Although we expected to file this Form 10-Q within the Additional Time contemplated by the Form 12b-25, we did not file this Form 10-Q until August 25, 2008. Due to the delay on August 21, 2008, we received, a Staff Determination Letter from the Nasdaq Stock Market indicating that our Class A Common Stock was subject to delisting pursuant to Nasdaq Marketplace Rule 4310(c)(14). That Rule requires the Company to make on a timely basis all filings with the Securities and Exchange Commission, as required by the Securities Exchange Act of 1934, as amended. We plan to request a hearing before a Nasdaq Listing Qualifications Panel for continued listing. This request will result in an automatic stay of the delisting and our Class A Common Stock will remain listed on the Nasdaq Stock Market pending a decision by the Listing Qualifications Panel. We believe that, given our filing of the Form 10-Q that the Staff will deem that we are back in compliance with the Nasdaq Marketplace Rules.

Item 6.	EXHIBITS

Exhibit No.	Exhibit Title
3.1.1	Articles of Incorporation of BankUnited Financial Corporation, as amended on May 28, 2008 (Exhibit 3.1 to the Current Report on Form 8-K as filed with the SEC on May 29, 2008)

3.1.2	Articles of Incorporation of BankUnited Financial Corporation, as amended on June 30, 2008 (Exhibit 3.1 to the Current Report on Form 8-K as filed with the SEC on July 1, 2008)

31.1	Certification of the Chief Executive Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Waiver Notice, dated as of August 5, 2008 (Exhibit 99.1 to the Current Report on Form 8-K as filed with the SEC on August 11, 2008)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

BANKUNITED FINANCIAL CORPORATION

By:	/s/ Humberto L. Lopez
Humberto L. Lopez
Senior Executive Vice President and Chief Financial Officer

Date: August 25, 2008

Exhibit Index

Exhibit No.	Exhibit Title

3.1.1	Articles of Incorporation of BankUnited Financial Corporation, as amended on May 28, 2008 (Exhibit 3.1 to the Current Report on Form 8-K as filed with the SEC on May 29, 2008)

3.1.2	Articles of Incorporation of BankUnited Financial Corporation, as amended on June 30, 2008 (Exhibit 3.1 to the Current Report on Form 8-K as filed with the SEC on July 1, 2008)

31.1	Certification of the Chief Executive Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Waiver Notice, dated as of August 5, 2008 (Exhibit 99.1 to the Current Report on Form 8-K as filed with the SEC on August 11, 2008)