Form 10-Q/A
period 2008-03-31
BANKUNITED FINANCIAL CORP
filed 2008-10-17
CIK 894490

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

This Form 10-Q/A contains 38 pages.

The Index to Exhibits appears on page 38.

EXPLANATORY NOTE

BankUnited Financial Corporation (the “Company”) is filing this Amendment No. 2 on Form 10-Q/A to amend its Form 10-Q for the fiscal quarter ended March 31, 2008, as filed on May 12, 2008 and subsequently amended on June 13, 2008, to correct a statement in the original filing which implied that the Company commenced underwriting to the fully indexed rate in April 2008. The Company underwrote to the fully indexed rate prior to that date. The corrected disclosure appears in the first paragraph of the subsection ‘Credit Standards’ in Item 2 on page 5. Except with respect to this change, this Form 10-Q/A does not modify or update any other disclosures set forth in the Form 10-Q. Additionally, this Form 10-Q/A does not provide an update or discussion of any other developments in the Company’s business subsequent to the Form 10-Q.

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

Credit Standards

•

BankUnited’s underwriting standards have been substantially consistent with the inter-agency lending guidelines even before their issuance in October 2006. We are not a subprime lender and we do not make piggyback loans in which a borrower is made a second mortgage simultaneously with a first mortgage. We have underwritten to the fully indexed rate since at least 2006 and have followed strict policies for outside appraisals combined with internal appraisal reviews, unlike some lenders in the industry.

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

Part II

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

Date: October 17, 2008

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